Form 10-K
period 1993-12-31
HARTE HANKS COMMUNICATIONS INC
filed 1994-03-25
CIK 45919

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K


      X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended DECEMBER 31, 1993

     ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from __________ to __________

                     Commission File Number 1-7120

                    HARTE-HANKS COMMUNICATIONS, INC.
        (Exact name of registrant as specified in its charter)

             DELAWARE                           74-1677284
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)          Identification Number)

200 CONCORD PLAZA DRIVE SUITE 800
        SAN ANTONIO, TEXAS                         78216
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code -- 210-829-9000


      Securities registered pursuant to Section 12(b) of the Act:

                                      NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                   WHICH REGISTERED
       Common Stock                    New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:

                                 NONE
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Aggregate market value of the Company's voting stock held by non-affiliates on March 15, 1994, based on the $20 3/8 per share closing price for the Company's Common Stock on the New York Stock Exchange on such date: approximately $164,795,527.

Shares outstanding at March 15, 1994:
     Common Stock - 18,158,400 shares

Documents incorporated by reference:
     The Company's Annual Report to Stockholders for the year ended
          December 31, 1993 (incorporated in Part II to the extent provided in Items 5, 6, 7 and 8 hereof).
     Definitive Proxy Statement for the Company's May 6, 1994 Annual
          Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11 and 12 hereof).

                   Harte-Hanks Communications, Inc.
                           Table of Contents
                           Form 10-K Report
                           December 31, 1993
PART I                                                        PAGE

    Item 1.   Business                                       3

    Item 2.   Properties                                     3

    Item 3.   Legal Proceedings                             17

    Item 4.   Submission of Matters to a Vote of Security   17
              Holders

PART II

    Item 5.   Market for Registrant's Common Equity and     17
              Related Stockholder Matters

    Item 6.   Selected Financial Data                       17

    Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                 17

    Item 8.   Financial Statements and Supplementary Data   17

    Item 9. Changes in and Disagreements with Accountants 17 on Accounting and Financial Disclosure

PART III

    Item 10.  Directors and Executive Officers of the
              Registrant                                    18

    Item 11.  Executive Compensation                        18

    Item 12.  Security Ownership of Certain Beneficial
              Owners and Management                         18

    Item 13.  Certain Relationships and Related
              Transactions                                  18

PART IV

    Item 14.  Exhibits, Financial Statement Schedules and   18
              Reports on Form 8-K.

Signatures                                                  23

ITEM 1.  BUSINESS and ITEM 2.  PROPERTIES

INTRODUCTION

      Harte-Hanks is a diversified communications company with operations throughout the United States in four principal businesses -- newspapers, shoppers, direct marketing and television. The Company's newspaper, shopper and television businesses operate in local markets, while its direct marketing business operates nationwide. The Company believes that its leadership positions within its markets have resulted from offering high-quality products, utilizing advanced technologies and innovative marketing strategies, and establishing strong relationships with its readers, viewers and advertisers. The Company's strategy is to increase revenues by building upon its existing businesses and by applying its capabilities both across its businesses and to new products and markets, enabling it to capitalize on trends in the media industry toward the use of more direct, targeted marketing. Consistent with this strategy, the Company is investing in advanced technologies, equipment and personnel, introducing new products and services in existing markets, entering new markets and making selective acquisitions. In 1993, the Company had revenues of $463.5 million.

      Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920s by Houston Harte and Bernard Hanks. In 1972, the Company went public and was listed on the NYSE. The Company went private in a leveraged buyout initiated by management in 1984. In November 1993, the Company again went public and listed its common stock on the NYSE.

      See Note H of Notes to Consolidated Financial Statements for certain financial information by business segment.

HARTE-HANKS NEWSPAPERS

General

      Harte-Hanks publishes the only daily newspaper in Abilene, Corpus Christi, San Angelo and Wichita Falls, Texas and Anderson, South Carolina (the "five principal newspapers"). The Company also publishes four daily newspapers and 19 nondaily newspapers in higher-income suburban areas of Boston and Dallas (the "suburban newspapers"). In all of its daily newspaper markets, the Company realizes additional revenue from niche publications and specialized services (such as special interest publications and direct mail programs) aimed at targeted consumer groups. Harte-Hanks' strategy in its newspaper business is to build upon its strong local franchises, to offer complementary products and services and to expand its market areas.

      The Company's five principal newspapers have achieved high levels of household penetration. For 1993, daily circulation penetration in the city zones for the five principal newspapers ranged from 50% to 72%, and Sunday circulation penetration in the city zones for the five principal newspapers ranged from 70% to 83%, providing advertisers with broad coverage of the five principal newspapers' local markets. Based on Standard Rate & Data's CIRCULATION '94, the daily editions of the Company's newspapers in Abilene, San Angelo and Wichita Falls ranked among the top 50 in the United States based on household penetration in United States Census Bureau metropolitan statistical areas. In addition, these same newspapers Sunday editions rank in the top 25 in the United States based on household penetration. The Sunday editions of the newspapers in Wichita Falls, San Angelo, Abilene and Corpus Christi rank first, second, fourth and fifth among all Texas newspapers, respectively, based on household penetration. Harte-Hanks' suburban newspapers serve local communities within larger metropolitan areas and concentrate on local news stories and other items of interest to those communities. Harte-Hanks newspapers are recognized for their editorial excellence and community leadership, with each newspaper edited locally to reflect the views and interests of the particular market it serves. In 1993, Harte-Hanks newspapers had revenues of $131.5 million and accounted for approximately 28% of the Company's revenues.

Five Principal Newspapers

      The Company believes that the high penetration levels of its five principal newspapers are important to advertisers in their determination of where to allocate advertising dollars as advertisers increasingly require evidence that their messages are actually reaching consumers. The Company's five principal newspapers, together with their related niche publications, accounted for approximately 70% of revenues of Harte-Hanks' newspapers in 1993.

      The following table sets forth certain information with respect to the Company's five principal newspapers for 1993:

                                                     AVERAGE
                                AVERAGE PAID       CIRCULATION
                               CIRCULATION(1)     PENETRATION(2)
PUBLICATION                  DAILY     SUNDAY   DAILY    SUNDAY

Corpus Christi Caller-Times  67,508    96,032     50%     70%
  (Founded 1877)

Abilene Reporter-News        42,505    54,163     61%     77%
  (Founded 1881)

Anderson Independent-Mail    42,532    48,477     72%     82%
  (Founded 1899)

Wichita Falls Times Record
  News (Founded 1907)        39,326    48,066     63%     78%

San Angelo Standard-Times    32,446    39,516     66%     83%
  (Founded 1884)

(1) In 1993, approximately 83% of daily circulation was home delivered, with the remaining 17% derived from single copy sales.

(2) Penetration is average paid circulation in the city zone divided by the number of households in the city zone.

     The CORPUS CHRISTI CALLER-TIMES is a morning newspaper serving Corpus Christi, Texas and 17 surrounding counties in South Texas. For the years 1989, 1990, 1991 and 1993 the Dallas Press Club named the Caller-Times the best daily newspaper in Texas with circulation under 100,000. Average circulation of the Sunday edition of the Caller-Times increased from 87,475 in 1988 to 96,032 in 1993. Sunday circulation reached an all-time high of 98,815 in 1993. The Corpus Christi metropolitan statistical area had an estimated population of 359,000 as of December 31, 1992. The Corpus Christi economy is based on tourism, military, shipping, oil and gas production, petrochemicals, refining, manufacturing, agriculture, higher education, regional health services and regional retail services. Texas A&M University-Corpus Christi will become a four-year institution with graduate programs in 1994. The Port of Corpus Christi is the nation's sixth largest in terms of shipping tonnage.

     The ABILENE REPORTER-NEWS is a morning newspaper serving Abilene, Texas and its surrounding area. The Abilene metropolitan statistical area had an estimated population of 119,700 as of December 31, 1992. Abilene was recognized as one of ten All-America Cities in the United States by the National Civic League in 1990 and is the heart of a 15-county regional trade market located in Central West Texas. The Abilene economy is built around the oil and gas industry, agriculture, light industry, military, regional health services and higher education, including three universities located in Abilene.

     The ANDERSON INDEPENDENT-MAIL is a morning newspaper serving Anderson, South Carolina and its surrounding area. It regularly receives editorial and public service awards, particularly for its programs to increase literacy. Average paid circulation of the Sunday edition of the Anderson Independent-Mail increased for the last four years, from 42,729 in 1989 to 48,477 in 1993. Anderson County had an estimated population of 148,300 as of December 31, 1992. Anderson County is the retail and manufacturing center for a 9 county area (which includes Clemson University) covering the northwest corner of South Carolina and the northeast corner of Georgia. Other industries include agriculture, healthcare, recreation and retirement services.

     The WICHITA FALLS TIMES RECORD NEWS is a morning newspaper serving Wichita Falls, Texas and 18 surrounding counties in North Texas and Southern Oklahoma. The Wichita Falls metropolitan statistical area had an estimated population of 130,000 as of December 31, 1992. The Wichita Falls economy is diversified and consists of manufacturing, military, agriculture, oil and gas and retail and wholesale trade. Sheppard Air Force Base is a significant factor in the Wichita Falls economy and is currently undergoing a $200 million facilities expansion.

     The SAN ANGELO STANDARD-TIMES is a morning newspaper serving San Angelo, Texas and its surrounding area. The San Angelo metropolitan statistical area had an estimated population of 101,000 as of December 31, 1992. San Angelo has a diversified economic base consisting of petroleum, military, regional health services, agriculture and light industry. Goodfellow Air Force Base in San Angelo is currently undergoing a $45 million facilities expansion.

Suburban Newspapers

     The Company publishes four daily newspapers and 19 nondaily newspapers in higher income suburban communities within metropolitan Boston and Dallas. Harte-Hanks' suburban newspapers concentrate on local news stories and other items of interest to the communities they serve and allow advertisers to target consumers in these communities. The suburban newspapers typically compete with daily newspapers published in the same large metropolitan area and local editions of some daily newspapers. Readers of the suburban newspapers typically subscribe to one or more other newspapers. The Company's nondaily suburban newspapers are published either once or twice a week, and many of them are distributed free of charge. The Company's suburban newspapers, together with their related niche publications, accounted for approximately 30% of Harte-Hanks newspaper revenues in 1993.

     The following table sets forth certain information with respect to the Company's suburban newspapers for 1993:
                                                          AVERAGE
                                                TYPE OF    CIRCU-
LOCATION              PUBLICATION NAME        PUBLICATION  LATION

MASSACHUSETTS
    Framingham        The Middlesex News        Daily     38,000
                                                Sunday    48,000
    Waltham           Waltham News Tribune      Daily     10,000
    Dedham            Dedham Daily Transcript   Daily      9,000

    Other Boston Area Newton Graphic            Nondaily  28,000
    Communities       Needham Chronicle         Nondaily  12,000
                      Arlington Advocate        Nondaily  10,000
                      Wellesley Townsman        Nondaily   8,000
                      Belmont Citizen-Herald    Nondaily   6,000
                      Wayland-Weston Town Crier Nondaily   5,000
                      West Roxbury Transcript   Nondaily   5,000
                      Winchester Star           Nondaily   5,000
                      Sudbury Town Crier        Nondaily   4,000
                      Roslindale Parkway
                        Transcript              Nondaily   3,000
                      Watertown Sun             Nondaily   3,000
TEXAS
    Dallas Area       Plano Star Courier        Daily     13,000
                                                Sunday    15,000
                      Mesquite News             Nondaily  33,000
                      Lewisville Leader         Nondaily  25,000
                      Carrollton Chronicle      Nondaily  24,000
                      The Colony Leader         Nondaily   8,000
                      Farmers Branch Times      Nondaily   8,000
                      Coppell Gazette           Nondaily   7,000
                      McKinney Messenger        Nondaily   7,000
                      Allen American            Nondaily   4,000

Niche Publications and Services

      In addition to its primary newspaper products, in all of its markets the Company publishes numerous niche advertising and special interest publications to allow advertisers to target specific consumer groups more effectively or to achieve increased market coverage. The specialized publications include rack products, coupon books, guides covering specialized subjects such as television and real estate, editions zoned to particular geographic areas, weekly news products and military publications. Utilizing its national direct marketing expertise, the Company has expanded into local direct marketing services by starting direct mail services in each of its five principal newspaper markets and by acquiring THE MONEY CLIP, a direct mail coupon publication featuring local advertisers that is delivered to all households in its market area. Since acquiring THE MONEY CLIP, the Company has added a Wichita Falls edition to the original Abilene and San Angelo editions, and the Company may expand publication of THE MONEY CLIP to other markets. Harte-Hanks newspapers provide commercial printing capabilities to their customers and also have initiated audiotext "voice mail" capability, allowing readers to access prerecorded messages and leave recorded messages by telephone. The CORPUS CHRISTI CALLER-TIMES uses its advertiser-sponsored audiotext system to provide on a 24-hour basis more than 120 categories of updated news and information, all of which are accessible through a single telephone number promoted in the newspaper.

Sales and Marketing

      The Company maintains local sales offices in each of its principal newspaper markets and in Boston and Dallas. Each office has commissioned sales representatives dedicated specifically to advertising or circulation sales. The Company uses its research capabilities and twice-a-year customer surveys to communicate with customers, track media competition and assess changes in advertising patterns and needs of key customers. Harte-Hanks has recently initiated several new marketing techniques, including programs whereby an advertiser purchases a package consisting of multiple advertisements for a fixed budget amount. Additionally, the Company offers advertisers a combination of products and delivery methods, including niche publications and direct marketing products, to further increase market coverage or target specific consumer groups.

Facilities

      Harte-Hanks newspaper operations are housed in modern facilities that are owned by the Company in its five principal newspaper markets and are owned or leased in its suburban newspaper markets. The Company is installing a nine- unit offset printing press in a newly expanded building in Corpus Christi. The Company expects that this press will be operational in the second quarter of 1994 and will enhance the newspaper's production and color capacity and print quality as well as support growth in that market.

                                8
Competition

      There are no competing daily newspapers published in the markets where the Company publishes its five principal newspapers. In recent years, the Company's suburban newspapers have faced increasing competition from strengthening daily metropolitan newspapers in Boston and Dallas, including local editions of such newspapers. Each of the Company's newspapers competes in varying degrees for advertisers and readers with newspapers, magazines, radio, broadcast and cable television, shoppers, directories and other communications media that operate in its markets.

SHOPPERS

General

      Harte-Hanks is the largest publisher of shoppers in North America based on weekly circulation and revenues, and is the only national media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications delivered free by third-class saturation mail to all households in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. As of December 31, 1993, the shoppers currently owned by Harte-Hanks reached approximately 6.7 million households in four markets each week -- Southern California, Northern California, Miami/Ft. Lauderdale and Dallas/Fort Worth. The Company's Southern California shopper, THE ORIGINAL PENNYSAVER, accounted for 64% of these households. In February 1994, the Company sold its smallest shopper in Tucson, Arizona, which reached 297,000 households each week.

      Harte-Hanks publishes 536 individual shopper editions each week distributed to zones of approximately 12,500 households each, allowing single location, local advertisers to saturate a single geographic zone and allowing multiple location advertisers to saturate multiple zones. The Company believes that its zoning and marketing capabilities and production technologies have enabled it to increase its share of the advertising expenditures in its markets even in difficult economic conditions, as presently exist in California. The Company's strategy in its shopper business is to increase its share of local advertising in its existing circulation areas, increase circulation through expansion into contiguous areas and make selective acquisitions. In 1993, Harte-Hanks shoppers had revenues of $174.5 million and accounted for approximately 38% of the Company's revenues.

      The combined circulation of the Company's shoppers has grown from approximately 4.1 million households at January 1, 1986 to over
6.7 million households at December 31, 1993. In 1993, 0.9 million households were added, primarily in Southern California, Miami/Ft. Lauderdale and Dallas/Fort Worth, through internal expansion and, to a lesser degree, acquisitions. The Company believes that this expansion will provide increased revenue and operating income as the publications in these areas mature. The Company believes that expansion opportunities of approximately 4 million additional households exist in areas contiguous to current circulation areas.

                                9
Publications

      Harte-Hanks shoppers are published in Southern California, Northern California, Miami/Ft. Lauderdale and Dallas/Fort Worth. The Southern California unit accounted for 67% of shopper revenues in 1993.

      The following table sets forth certain information with respect to shopper publications:

                                               DECEMBER 31,
                                                  1993    NUMBER OF
MARKET                 PUBLICATION NAME        CIRCULATION  ZONES

Southern California    The Original PennySaver 4,279,000     348
Northern California    Potpourri                 964,000      72
Miami/Ft. Lauderdale   The Flyer                 945,000      72
Dallas/Fort Worth      Shopper's Guide           507,000      44

Total                                          6,695,000     536

      Shopper publications consist of classified and display advertising and are delivered to consumers' homes by third-class saturation mail. The typical shopper publication has 50 pages of classified and display advertising and is 8 1/2 by 10 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for a four-color proprietary product, MARQUEE, carrying multiple national and regional advertisers; "print-and-deliver," single sheet inserts designed and printed by the Company; coupon books; and preprinted inserts from major retail chains. Harte-Hanks shopper publications also use audiotext "voice mail" in both pay-per-call and free formats allowing readers to access prerecorded advertising or personal messages, leave recorded messages or participate in retail store surveys targeted around local retail locations, reader opinion surveys and interactive reader contests.

      The Company has acquired, developed and applied innovative technology and customized equipment to the publication of its shoppers, which have contributed to efficiency and growth. A proprietary data processing, job tracking and pagination system, jointly developed by the Company and a software company, is currently being installed in Southern California. The Company anticipates complete installation by mid-1994. This computer controlled system, which fully paginates both graphics and text, will replace manual pagination and simplify production of multiple zoned editions. It also will permit designated types of advertisers to be pulled from the database, thereby allowing production of specialized niche publications, such as automotive, real estate and employment products, which may be mailed or distributed through newsstands. Harte-Hanks has installed high speed automatic inserting equipment that decreases production costs for work previously done largely by hand.

                                10
Sales and Marketing

      The Company maintains local sales offices throughout its geographic markets and employs more than 500 commissioned sales representatives who develop both targeted and saturation advertising programs for customers. The sales organization provides service to both national and local advertisers through its telemarketing departments and its field sales representatives. Shopper customers vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core customers continue to be local service businesses and small retailers. The Company is increasingly focusing its marketing efforts on larger national accounts by emphasizing its ability to deliver saturation advertising in defined zones.

      The Company has installed SAMS (Sales and Marketing System), a proprietary order entry system on a Unix platform in its Southern California sales offices. The Company typically processes 16,000 customer orders each week. SAMS speeds customer order entry and facilitates placement of advertising in multiple zoned editions. The Company is in the process of expanding SAMS so that, in addition to entering advertising information for immediate publication, it will build a relational customer database, allowing sales personnel to access customer history by designated variables, thereby identifying similar potential customers and assisting follow-up with existing customers. The Company also believes the relational customer database presents the opportunity for a new revenue stream through the sale and use of customer lists. The Company anticipates that an expanded version of SAMS will be installed at its Southern California shopper by mid-1994 and in all of its shoppers by the end of 1995.

Facilities

      Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has five production facilities, two in Southern California and one in each of its other markets, and 21 sales offices.

Competition

      Harte-Hanks shoppers compete primarily with metropolitan daily newspapers, shared mail packages and other local advertising media. The Company believes that its production systems and technology, which permit it to publish separate editions in narrowly targeted zones, allow it to compete effectively, particularly in large markets with high media fragmentation. Shoppers also compete in varying degrees for advertisers and readers with magazines, radio, broadcast and cable television, directories, other shoppers and other communications media that operate in their markets.

DIRECT MARKETING

General

      Harte-Hanks operates a nationwide direct marketing business offering a broad range of integrated services utilizing advanced technologies to enable its customers to identify, target and reach specific consumers or businesses by mail. The Company's strategy is to provide a single source of solutions for its customers' direct marketing objectives. The Company believes that developments in computer technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct marketing services. Harte-Hanks' direct marketing customers include many of the nation's largest retailers, banks and insurance companies. Harte-Hanks provides five broad direct marketing services -- marketing services, database, data processing/addressing, transportation and integrated direct marketing. In 1993, Harte-Hanks Direct Marketing had revenues of $129.6 million, which accounted for approximately 28% of the Company's revenues.

Marketing Services

      The Company provides a full range of marketing services, assisting customers in defining objectives, developing direct marketing programs, targeting markets and measuring the effectiveness of their marketing efforts, including measuring consumer satisfaction through the use of a proprietary scannable survey. The Company also distributes marketing materials on behalf of its customers to consumers and businesses who request information in response to a customer's advertising program. The Company believes it is the nation's largest external fulfillment provider to the mutual fund industry, distributing prospectuses and other financial material on behalf of more than 20 mutual fund companies. In addition, the Company provides telemarketing services, including answering toll-free calls generated by a customer's advertising program and, in the process, collecting for its customers valuable data about the consumer.

Database

      The Company's database services build sophisticated databases and deliver them to clients on personal computers, networks and workstations. These services provide user friendly applications to allow customers to identify consumers most likely to respond to a particular offer. Databases are built using the Company's proprietary name and address processing software to integrate the client's customer files and other consumer and business files with individual, demographic and lifestyle information. The Company's software then screens the database for the desired characteristics, enabling customers to make informed marketing decisions and to cost-effectively target consumers and businesses likely to buy specific products. The database is updated to reflect changes in customer status and response to a particular offer, thereby increasing its effectiveness for future programs.

      Database services are marketed to specific industries or markets with software modifications tailored to each industry or market. Having established the basic technological foundation for providing database services, the Company is able to provide database services to new industries and markets by making appropriate modifications to its existing database technology. The Company currently provides database services to the banking, retail and insurance industries and has expanded into the utilities, mutual fund, automotive and business-to-business markets. The Company also provides database services in Canada and the United Kingdom, primarily in the banking industry, and has expanded into Europe, Asia, Latin America and New Zealand. Database services are provided in part under the Company's trade name, Harte-Hanks Data Technologies.

Data Processing/Addressing

      Data processing services include maintaining customer files and outside lists, preparing those lists for mailing, eliminating duplicate addresses and updating mailing lists, to increase on-time deliveries and lower postage expense. Harte-Hanks also identifies and updates changed addresses through a nonexclusive license with the United States Postal Service. The Company provides computerized addressing and labeling of advertising mail pieces, primarily for large retailers, at six mail production facilities. Data processing/addressing services enable consumers to receive advertising materials within a one- to three-day delivery window selected by the customer.

Transportation

      The Company arranges for the transportation of time-sensitive material such as dated advertising inserts and direct mail pieces to postal facilities, newspapers and mailhouses nationwide. The Company uses its proprietary software system -- Transportation Optimization of Postal Savings -- to determine a transportation plan that optimizes each customer's postal costs and improves on-time delivery of advertising material. The transportation unit maintains seven warehouses as staging locations across the nation and has personnel located at five of the Company's mail production facilities. The Company believes that it benefits from the nationwide location of its facilities and its ability to combine printed material destined for similar locations.

Integrated Direct Marketing

      In contrast to a typical mass mailing, which involves sending consumers individually addressed but otherwise identical advertising pieces, integrated direct marketing uses laser printing and sophisticated insertion technology to target consumers with personalized mail appealing directly to them. The Company designs and creates personalized communications that may be combined with other printed material from the customer for mailing to consumers and businesses. The integrated direct marketing process begins when a customer accesses a database and selects a consumer file for mailing. A creative concept for that promotion is matched with the targeted consumer. A personalized and individualized message is then produced. The Company's services include printing promotional material and the outside and inside envelopes, inserting the individual pieces into the outside envelope, and binding and mailing. If the consumer responds to the offer through purchases or by other means, the database is updated with the response for later use. A customer may, based upon its needs, use some components or all of the Company's integrated direct marketing services.

                                13
Sales and Marketing

      Harte-Hanks' national direct marketing sales force is headquartered in Cincinnati, Ohio, with sales offices maintained throughout the United States, and in Toronto and London. The focus of the sales force is to position Harte-Hanks as a single source solution for a customer's target marketing needs. The sales force emphasizes cross-selling the range of direct marketing services. For example, through its database, market research and integrated direct marketing services, the Company can define new markets for its customers and reach those markets through the creation and delivery of personalized printed materials. The sales force is supported by employees in specialized areas such as marketing services, transportation and database. In addition, there are specialized sales forces for literature fulfillment, database and transportation services. The Company generally charges fees each time it provides direct marketing services. For certain database projects it charges a one-time, negotiated fee to build a database, plus an additional fee each time the database is updated.

Facilities

      Market research is conducted from a leased facility in River Edge, New Jersey and literature fulfillment from a leased facility in Brockton, Massachusetts. Database services are headquartered in Billerica, Massachusetts. Database services have specialty sales and service offices in California, New Jersey, Toronto and Great Britain. Data processing functions are primarily centralized in the Company's Baltimore facility, with mail production at five additional facilities nationwide. The transportation unit maintains warehouses across the nation and has personnel located at five of the Company's mail production plants. Integrated direct marketing services are performed at the Company's recently constructed state-of-the-art facility in Cincinnati and its recently acquired facility in Jacksonville, Florida.

Competition

      Harte-Hanks' direct marketing business faces competition primarily from other direct mail and database organizations, as well as from print and electronic media and other forms of advertising. Harte-Hanks believes that its database capabilities, combined with its national production capability and its ability to offer a full range of integrated services (i.e., targeting and identification of potential markets, and production and delivery of advertising materials), enable the Company to compete effectively.

TELEVISION

General

      The Company owns and operates KENS, a CBS-affiliated VHF television station in San Antonio, Texas, the 36th largest television market in the United States according to Arbitron Ratings Service.
San Antonio is the business and retail center for South Texas and has a growing, diversified economy based on tourism, military, health care and international trade. KENS has been the number one-rated station in its market, "sign-on to sign-off," for 21 consecutive years. In 1993, all five of its local daily and all of its weekend news programs were the top-rated newscasts in their time slots. KENS' 10 p.m. newscast has consistently ranked as the top-rated late newscast among the largest 50 television markets in the United States. KENS has consistently received the highest ratings in 65-75% of the time periods it programs locally. The Company believes that its market dominance results from strong local newscasts and its highly visible community involvement and public affairs projects. In 1993, Harte-Hanks television had revenues of $27.8 million, which accounted for approximately 6% of the Company's revenues.

      According to the May 1993 Arbitron Ratings Index, KENS broadcasts to a market of approximately 626,700 households, defined as the Area of Dominant Influence (the "ADI"). The San Antonio ADI is served by 14 stations, including stations affiliated with the other two national networks, a Fox affiliate, five stations affiliated with various Spanish language networks and low power stations. Cable penetration is approximately 64% in the City of San Antonio. San Antonio is a growing advertising market and is consistently ranked higher in terms of total television advertising dollars spent than its market ranking. Because of its market ranking and ethnic diversity, San Antonio has experienced regional and national advertising growth and frequently enjoys test-market status. Broadcast advertising in San Antonio has also benefited from the closure of one of San Antonio's two daily newspapers in 1992.

      Network affiliation can have a significant impact on the revenues of a television station because the popularity of a network's programming can affect the rates at which a station can sell time for local advertising. CBS was the number one-rated network in the 1992-93 primetime season. The KENS network contract with CBS has been renewed as of January 1994 for a successive three-year term. KENS has been affiliated with CBS since the station's inception.

      Harte-Hanks' strategy is to maintain its leadership position in order to continue to increase its television revenues and to capitalize on the station's reputation and leadership position by providing additional products and services for advertisers. The Company recently acquired an AM radio station in San Antonio, which began broadcasting as KENS-AM on October 15, 1993. The Company has moved the radio station offices and studio to its KENS television facility. KENS Radio features a news/talk and Texas music format, capitalizing on the strong news reputation and advertising sales staff of KENS-TV. The Company also offers video production and graphics services in its full-service production facility. Video production services are provided for programming, commercial and industrial video applications. Graphics services provide print advertisers and other Harte-Hanks units with a full range of graphics capabilities such as ad design, ad layout, typesetting and color separation. The Company has recently introduced KENS MARQUEE, which is a direct mail coupon advertising magazine mailed to approximately 460,000 households in the greater San Antonio area. KENS MARQUEE is cross-promoted on KENS-TV and Radio and features the KENS logo and personalities on its cover. The Company also offers satellite uplinking services. In addition, KENS has initiated a joint programming venture with the local cable franchise, in which KENS produces programs for cable viewing and local news inserts into CNN Headline News.

                                15
Sales and Marketing

      Local advertising spots are sold by KENS sales personnel. National advertising spots are sold by Katz Communications, an independent advertising sales agent with offices throughout the United States. Generally, advertising rates for national spot and local advertising are determined by the individual station, which receives all of the revenues (less sales representatives commissions). Rates are influenced both by the demand for advertising time and the popularity of the station's programming. Most advertising during network programs is sold by the network, which pays its affiliated stations negotiated fees for broadcasting such programs. Advertising rates charged by a television station are based primarily on the size of the market and the station's ability to attract audiences as reflected in surveys made by national ratings services. Rates are highest during the most desirable viewing hours. Normally a majority of local affiliate station revenues comes from locally programmed dayparts, particularly local newscasts.

Sales of advertising in KENS MARQUEE and of graphics and production services are handled by a separate sales staff working with KENS' television sales staff. The Company employs a similar policy with respect to KENS-AM.

Facilities

      KENS owns a modern 50,000 square foot facility constructed in 1982. The facility includes two video production studios with separate technical control rooms, a graphics facility and a satellite uplink facility. The offices and studio of KENS-AM radio are also located at this facility.

Competition

      KENS ranks as the number one television station in its local market, which enhances KENS' ability to attract advertising. KENS competes with other advertising media such as newspapers and magazines, and, within its coverage areas, television and radio stations serving the same or nearby areas. KENS also competes with the local cable television system, which has 64% penetration in the City of San Antonio, according to a report published by Arbitron Ratings in May 1993.

Regulation of Television and Radio

      The FCC regulates television and radio stations under the Communications Act of 1934, as amended (the "Communications Act"), which together with FCC rules and policies thereunder governs the issuance, renewal and assignment of licenses; technical operation; and, to a limited extent, program, employment and commercial practices. Television broadcast station licenses are issued for a maximum term of five years and are renewable upon application for additional five-year terms. The KENS-TV broadcast station license was renewed in September 1993 for an additional five-year term expiring August 1, 1998. Radio broadcast station licenses are issued for a maximum term of seven years and are renewable upon application for additional seven-year terms. The license of the AM radio station will expire August 1, 1997. Renewal applications are granted without hearing if the licensee's qualifications are not materially challenged by either a third party or the FCC and if no competing applications for the same facility are filed. Despite the relatively short term license period, the broadcast industry has been characterized by stability. Harte-Hanks has operated television broadcast stations since 1962, and to date its renewal applications have been granted without hearing. Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, or that has an alien as an officer or a director. Under the Communications Act, a broadcast license also may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation that has an alien as an officer, more than one-fourth of whose directors are aliens, or more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The Communications Act and FCC rules also generally prohibit the common ownership, operation or control of a television broadcast station and a radio broadcast station serving the same local market and of a broadcast station and a daily newspaper serving the same local market. However, the FCC has waived this rule as it applies to the ownership of KENS-TV and the recently acquired radio station. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association.

Employees

      As of December 31, 1993, Harte-Hanks employed 5,114 full time employees and 1,036 part time employees, as follows: newspapers -- 1,665 full time and 342 part time employees; shoppers -- 1,653 full time and 458 part time employees; direct marketing -- 1,616 full time and 203 part time employees; television -- 155 full time and 32 part time employees; and corporate office -- 25 full time employees and one part time employee. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

Facilities

      Harte-Hanks' executive offices are located in San Antonio, Texas and occupy approximately 35,000 square feet in leased premises. The Company's business is conducted in premises containing aggregate space of approximately 2.3 million square feet nationwide. Approximately 1.4 million square feet are held under leases, which expire at dates through 2003. The balance of the properties, which are used primarily in the Company's newspaper, Southern California shopper and television operations, are owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company from time to time becomes involved in various claims and lawsuits incidental to its businesses, including defamation actions. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits will not have a material effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1993 at pages 24 and 37.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1993 at pages 32 and 33.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1993 at pages 13 through 17.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1993, which is incorporated herein by reference: All Consolidated Financial Statements (pages 18 through 21); all Notes to Consolidated Financial Statements (pages 22 through 31); and the "Independent Auditors' Report" (page 34). With the exception of the information herein expressly incorporated by reference, the Company's Annual Report to Stockholders for the year ended December 31, 1993 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                18
ITEM 10.  MANAGEMENT

Incorporated herein by reference from the information the Company's definitive proxy statement dated March 30, 1994 for the May 6, 1994 Annual Meeting of Stockholders under the caption "Management --
Directors and Executive Officers" on pages 5 and 6.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the information the Company's definitive proxy statement dated March 30, 1994 for the May 6, 1994 Annual Meeting of Stockholders under the caption "Executive
Compensation and Other Information" on pages 7 through 14.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated herein by reference from the information the Company's definitive proxy statement dated March 30, 1994 for the May 6, 1994 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Principal Stockholders" on pages 4 and 5.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)(1) The following consolidated financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1993 attached hereto:

           Consolidated Balance Sheets, December 31, 1993 and 1992

           Consolidated Statements of Operations, Years ended
            December 31, 1993, 1992 and 1991

           Consolidated Statements of Cash Flows, Years ended December 31, 1993, 1992 and 1991

           Consolidated Statements of Stockholder's Equity, Years ended December 31, 1993, 1992 and 1991

           Notes to Consolidated Financial Statements

           Independent Auditors' Report

(a)(2) The following accountants' report and financial schedules for years ending December 31, 1993, 1992 and 1991 are submitted herewith:

           Independent Auditors' Report 10-K Schedules

           Schedule II - Amounts Receivable From Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties

           Schedule V - Property, Plant and Equipment

           Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment

           Schedule VIII - Valuation and Qualifying Accounts

           Schedule X - Supplementary Income Statement Information

           All other schedules are omitted as the required information is inapplicable.

EXHIBIT
  NO.                 DESCRIPTION OF EXHIBIT                     PAGE NO.


  2(a)     Certificate of Ownership and Merger (filed
             as Exhibit 2(a) to the Company's Registration
             Statement No. 33-69202 and incorporated by reference herein).

* 3(a)     Amended and Restated Certificate of Incorporation.        30

  3(b)     Amended and Restated Bylaws (filed as Exhibit 3(b)
             to the Company's Registration Statement No. 33-69202 and incorporated by reference herein).

  4(a)     Long term debt instruments are not being filed
             pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Copies of such instruments will be furnished to the Commission upon request.


 10(a)     1984 Stock Option Plan (filed as Exhibit 10(d)
             to the Company's Form 10-K for the year ended
             December 31, 1984 and incorporated herein by reference).

*10(b)     Registration Rights Agreement dated as of                 38
             September 11, 1984 among HHC Holding Inc. and its stockholders.

 10(c)     HHC Holding Inc. 1991 Stock Option Plan (filed as
             Exhibit 10(l) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated by reference herein).

 10(d)     Amendment to HHC Holding Inc. 1991 Stock Option Plan
             (filed as Exhibit 10(l) to the Company's Form 10-K for the year ended December 31, 1992 and incorporated by reference herein).

 10(e)     Third Amended and Restated Loan Agreement dated May 19,
             1993 among the Company, The Toronto-Dominion Bank, NationsBank of Texas, N.A., National Westminster Bank USA, The First National Bank of Boston, Bank of Hawaii, Corestates Bank, N.A., The Bank of Nova Scotia, CIBC Inc., and National Bank of Canada; and Toronto-Dominion (Texas), Inc., as agent (filed as Exhibit 10(l) to the Company's 10-Q for the quarter ended June 30, 1993 and incorporated by reference herein).

EXHIBIT
  NO.                 DESCRIPTION OF EXHIBIT           PAGE NO.


 10(f)     Note Purchase Agreement by and between HHC Holding
             Inc. and The Goldman Sachs Group, L.P. (filed as
             Exhibit 10(f) to the Company's Registration
             Statement No. 33-69202 and incorporated by reference herein).

 10(g)     Severance Agreement between Harte-Hanks
             Communications, Inc. and Larry Franklin, dated as of July 23, 1993 (filed as Exhibit 10(f) to the Company's Registration Statement No. 33-69202 and incorporated by reference herein).

 10(h)     Form of Severance Agreement between Harte-Hanks
             Communications, Inc. and certain Executive
             Officers of the Company, dated as of July 23, 1993 (filed as Exhibit 10(h) to the Company's
             Registration Statement No. 33-69202 and
             incorporated by reference herein).

 10(i)     Amendment No. 2 to HHC Holding Inc. 1991 Stock
             Option Plan (filed as Exhibit 10(l) to the
             Company's Registration Statement No. 33-69202 and incorporated by reference herein).

 10(j)     Harte-Hanks Communications, Inc. Pension
             Restoration Plan (filed as Exhibit 10(j) to the Company's Registration Statement No.
             33-69202 and incorporated by reference herein).

 10(k)     First Amendment, dated as of November 3, 1993 to
             Third Amended and Restated Loan Agreement dated
             May 19, 1993 among the Company, The Toronto-Dominion Bank, NationsBank of Texas, N.A., National Westminster Bank USA, The First National Bank of Boston, Bank of Hawaii, Corestates Bank, N.A., The Bank of Nova Scotia, CIBC Inc., and National Bank of Canada; and Toronto-Dominion (Texas), Inc., as agent (filed as Exhibit 10(l) to the Company's Form 10-Q for the quarter ended September 30, 1993 and incorporated by reference herein).

EXHIBIT
  NO.                     DESCRIPTION OF EXHIBIT          PAGE NO.

 10(l)     Amendment No. 1, dated as of November 10, 1993 to
             Note Purchase Agreement by and between Harte-Hanks Communications, Inc. and GS Capital Partners, L.P., Stone Street Fund 1992, L.P. and Bridge Street Fund 1992, L.P. (filed as Exhibit 10(l) to the Company's Form 10-Q for the quarter ended September 30, 1993 and incorporated by reference herein).

*10(m)     Harte-Hanks Communications, Inc. Incentive Bonus Plan.    62

*11        Statement Regarding Computation of Net Income (Loss)      63
             Per Common Share.

*13        Annual Report to Securityholders (only those portions     64
             incorporated by reference into the Form 10-K are filed herewith).

*21        Subsidiaries of the Company.                              91

*23        Consent of KPMG Peat Marwick.                             92

 24        Power of Attorney (included on the signature page of
             the Registration Statement on Form S-2 filed with the Commission on September 23, 1993).

*Filed herewith.

      (b)  Reports on Form 8-K

           No reports on Form 8-K have been filed during the fourth quarter of 1993.

      (c) Exhibits -- The response to this portion of Item 14 is submitted as separate section of this report on pages 30 to 92.

      (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report on pages 25 to 29.

      The agreements set forth above describe the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte-Hanks Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HARTE-HANKS COMMUNICATIONS, INC.

                                 By: /s/ LARRY D. FRANKLIN
                                         Larry D. Franklin
                                    President & Chief Executive
                                              Officer

                                 By: /s/ RICHARD L. RITCHIE
                                         Richard L. Ritchie
                                       Senior Vice President,
                                    Finance & Chief Financial and
                                         Accounting Officer
Date:  March 28, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

     /s/ HOUSTON H. HARTE              /s/ DR. PETER T. FLAWN
  Houston H. Harte, Chairman        Dr. Peter T. Flawn, Director

     /s/ LARRY D. FRANKLIN            /s/ CHRISTOPHER M. HARTE
  Larry D. Franklin, Director      Christopher M. Harte, Director

      /s/ EDWARD H. HARTE               /s/ JAMES L. JOHNSON
   Edward H. Harte, Director         James L. Johnson, Director

     /s/ ANDREW B. SHELTON
  Andrew B. Shelton, Director

              INDEPENDENT AUDITORS' REPORT 10-K SCHEDULES

The Board of Directors and Stockholders
Harte-Hanks Communications, Inc.:

Under date of January 28, 1994, we reported on the consolidated balance sheets of Harte-Hanks Communications, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
                                                    KPMG Peat Marwick

San Antonio, Texas
January 28, 1994

                                25

           Harte-Hanks Communications, Inc. and Subsidiaries

                     Financial Statement Schedules

                              Schedule II
       Amounts Receivable From Related Parties and Underwriters,
          Promoters, and Employees Other Than Related Parties

                            (in thousands)
                                                                           DEDUCTION                 BALANCE AT END OF
                                     BALANCE AT                                     AMOUNTS                 YEAR
                                    BEGINNING OF                        AMOUNTS     WRITTEN                      NOT
    NAME OF DEBTOR                      YEAR           ADDITIONS       COLLECTED      OFF         CURRENT      CURRENT
EMPLOYEE ADVANCES
Year ended
   December 31, 1993....               $114                $--             $21         $--          $--          $ 93

Year ended
   December 31, 1992....               $125                $--             $11         $--          $--          $114

Year ended
   December 31, 1991....               $141                $ 7             $23         $--          $--          $125

                                26

           Harte-Hanks Communications, Inc. and Subsidiaries

                     Financial Statement Schedules

                              Schedule V
                     Property, Plant and Equipment

                            (in thousands)

                                               BALANCE AT                                                             BALANCE
                                                BEGINNING         ADDITIONS         OTHER                             AT END
        CLASSIFICATION                           OF YEAR           AT COST        ADDITIONS        RETIREMENTS       OF YEAR
                                                                                     (3)
Year ended December 31, 1993:
      Land.........................              $  9,894        $   --            $  877            $   92          $ 10,679
      Buildings and improvements...                38,373           3,850           1,550             1,544            42,230
      Equipment and furniture......               119,135          12,924             746             2,071           130,733
      Construction in progress.....                 2,059          18,258 (1)        --                  86             6,888
                                                                  (13,343)(2)
                                                 $169,461        $ 21,689          $3,173            $3,793          $190,530

Year ended December 31, 1992:
      Land.........................              $  9,894        $  --             $ --              $ --            $  9,894
      Buildings and improvements...                39,358            354             --               1,339            38,373
      Equipment and furniture......               115,602          6,884             --               3,351           119,135
      Construction in progress.....                 1,157          5,307 (1)         --                --               2,059
                                                                  (4,405)(2)
                                                 $166,011        $ 8,140           $                 $4,690          $169,461

Year ended December 31, 1991:
      Land.........................              $ 10,066        $   --            $ --              $  172          $  9,894
      Buildings and improvements...                39,828             971            --               1,441            39,358
      Equipment and furniture......               112,737           7,260            --               4,395           115,602
      Construction in progress.....                 4,935           3,133 (1)        --                --               1,157
                                                                   (6,911)(2)
                                                 $167,566        $  4,453          $                 $6,008          $166,011


(1)   Represents initiation of construction in progress.
(2)   Represents the completion of construction in progress.
(3) Represents total cost of property, plant and equipment acquired through purchase of operating units.

                                27

           Harte-Hanks Communications, Inc. and Subsidiaries

                     Financial Statement Schedules

                              Schedule VI
             Accumulated Depreciation and Amortization of
                     Property, Plant and Equipment

                            (in thousands)

                                                                     ADDITIONS
                                                 BALANCE AT         CHARGED TO                        BALANCE
                                                 BEGINNING           COSTS AND                         AT END
       CLASSIFICATION                             OF YEAR            EXPENSES      RETIREMENTS        OF YEAR
Year ended December 31, 1993:
      Buildings and improvements...                $17,445            $ 1,860           $1,224        $18,081
      Equipment and furniture......                 73,806              9,646            1,812         81,640
                                                   $91,251            $11,506           $3,036        $99,721

Year ended December 31, 1992:
      Buildings and improvements...                $16,088            $ 2,424           $1,067        $17,445
      Equipment and furniture......                 66,809              9,760            2,763         73,806
                                                   $82,897            $12,184           $3,830        $91,251

Year ended December 31, 1991:
      Buildings and improvements...                $14,060            $ 2,973           $  945        $16,088
      Equipment and furniture......                 60,083              9,996            3,270         66,809
                                                   $74,143            $12,969           $4,215        $82,897

                                28

           Harte-Hanks Communications, Inc. and Subsidiaries

                     Financial Statement Schedules

                             Schedule VIII
                   Valuation and Qualifying Accounts

                            (in thousands)

                                                                 ADDITIONS
                                                BALANCE AT      CHARGED TO                       BALANCE
                                                BEGINNING       COSTS AND                         AT END
          DESCRIPTION                            OF YEAR         EXPENSES        DEDUCTIONS      OF YEAR
Allowance for doubtful accounts:

      Year ended December 31, 1993...             $2,512          $4,160           $4,647         $2,025

      Year ended December 31, 1992...             $2,620          $3,649           $3,757         $2,512

      Year ended December 31, 1991...             $3,309          $4,047           $4,736         $2,620


           Harte-Hanks Communications, Inc. and Subsidiaries

                     Financial Statement Schedules

                              Schedule X
              Supplementary Income Statement Information

                            (in thousands)


                                         YEAR ENDED DECEMBER 31,
ITEMS CHARGED TO COSTS AND EXPENSES       1993      1992   1991

Maintenance and repairs...............   $ 6,224  $ 5,671  $ 5,468

Goodwill amortization.................   $10,176  $10,788  $10,785

