Form 10-Q
period 1994-03-31
HARTE HANKS COMMUNICATIONS INC
filed 1994-05-10
CIK 45919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1994

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-7120



                     HARTE-HANKS COMMUNICATIONS, INC.
           (Exact name of registrant as specified in its charter)



           Delaware                                    74-1677284
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)


        200 Concord Plaza Drive, San Antonio, Texas        78216
        (Address of principal executive offices)         (Zip Code)

Registrant's telephone number including area code -- 210/829-9000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 18,158,400 shares as of May 10, 1994

                HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 March 31, 1994


                                                                           Page

Part I.   Financial Information

     Item 1.    Interim Condensed Consolidated Financial
                Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -                    3
                  March 31, 1994 and December 31, 1993

                  Consolidated Statements of Operations -                    4
                  Three months ended March 31, 1994 and 1993

                  Consolidated Statements of Cash Flows -                    5
                  Three months ended March 31, 1994 and 1993

                  Notes to Interim Condensed Consolidated Financial          6
                  Statements

     Item 2.    Management's Discussion and Analysis of Financial            7
                Condition and Results of Operations

Part II.  Other Information

     Item 6.    Exhibits and Reports on Form 8-K                            11

          (a)     Exhibits

          (b)     Reports on Form 8-K

     Signature                                                              11

Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
(Unaudited)

                                                           March 31,        December 31,
                                                              1994              1993
Assets
  Current assets
    Cash..............................................     $   3,114          $   4,392
    Accounts receivable, net..........................        56,466             61,130
    Inventory.........................................         6,643              8,032
    Prepaid expenses..................................         8,583              5,385
    Current deferred income tax benefit...............         4,862              4,549
    Other current assets..............................         2,927              3,765
      Total current assets............................        82,595             87,253

  Property, plant and equipment, net..................        90,907             90,809
  Goodwill, net.......................................       290,336            292,944
  Other assets........................................         8,249              7,932
      Total assets....................................     $ 472,087          $ 478,938


Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable..................................     $  23,331          $  24,422
    Accrued payroll and related expenses..............        13,135             12,607
    Accrued interest..................................           557                950
    Prepaid subscriptions.............................         4,025              3,753
    Current portion of film contracts.................           984              1,233
    Income taxes payable..............................         2,497                235
    Other current liabilities.........................        11,434             10,765
    Current portion of long term debt.................           370                977
      Total current liabilities.......................        56,333             54,942

  Long term debt......................................       309,247            320,087
  Other long term liabilities.........................        20,193             20,045
      Total liabilities...............................       385,773            395,074

  Stockholders' equity
    Common stock, $1 par value, authorized 50,000,000
      shares. Issued and outstanding 1994: 18,158,400
      shares; 1993: 18,129,400 shares.................        18,158             18,129
    Additional paid-in capital........................       142,818            142,664
    Accumulated deficit...............................       (74,662)           (76,929)
      Total stockholders' equity......................        86,314             83,864
      Total liabilities and stockholders' equity......     $ 472,087          $ 478,938


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)
                                                           Three Months Ended March 31,
                                                               1994            1993
Operating revenues....................................       $115,115        $100,618
Operating expenses
  Payroll.............................................         47,412          41,304
  Production and distribution.........................         40,131          36,042
  Advertising, selling, general and administrative....         13,603          11,827
  Depreciation........................................          3,180           2,771
  Goodwill amortization...............................          2,350           2,706
                                                              106,676          94,650
Operating income......................................          8,439           5,968
Other expenses (income)
  Interest expense....................................          3,966           8,469
  Interest income.....................................            (36)            (29)
  Other, net..........................................            124             136
                                                                4,054           8,576
Income (loss) before income tax expense (benefit).....          4,385          (2,608)
Income tax expense (benefit)..........................          2,118          (1,486)

Net income (loss).....................................       $  2,267        $ (1,122)

Net income (loss) per share -- primary................       $    .12        $   (.09)

  Weighted average common and common
    equivalent shares outstanding.....................         19,051          12,008

Net income (loss) per share -- fully diluted..........       $    .12        $   (.09)

  Weighted average common and common
    equivalent shares outstanding.....................         20,483          12,008












See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
                                                          Three Months Ended March 31,
                                                              1994            1993
Operating Activities
  Net income (loss)...................................      $  2,267        $ (1,122)
  Add (deduct) non-cash income and expenses:
      Depreciation ...................................         3,180           2,771
      Goodwill amortization...........................         2,350           2,706
      Bad debt expense................................         1,454           1,346
      Film amortization...............................           616             894
      Deferred income taxes...........................          (849)           (826)
      Other, net......................................           236              93
  Changes in operating assets and liabilities
    Decrease in accounts receivable, net..............         3,462           5,174
    Decrease (increase) in inventory..................         1,268          (1,110)
    Increase in prepaid expenses and other
      current assets..................................        (2,994)         (3,756)
    Increase (decrease) in accounts payable...........        (3,874)            231
    Increase (decrease) in other accrued expenses
      and other liabilities...........................         3,398          (5,729)
    Other, net........................................           699             (34)
      Net cash provided by operating activities.......        11,213             638

Investing Activities
  Purchases of property, plant and equipment..........        (3,660)         (4,919)
  Proceeds from the sale of property, plant
    and equipment.....................................            62             490
  Payments on film contracts..........................          (504)           (919)
  Other...............................................          --              (179)
    Net cash used in investing activities.............        (4,102)         (5,527)

Financing Activities
  Long term debt borrowings...........................       156,625          31,620
  Payments on long term debt, including current
    maturities .......................................      (165,197)        (25,885)
  Other...............................................           183             (15)
    Net cash provided by (used in) financing
    activities........................................        (8,389)          5,720

  Net increase (decrease) in cash.....................        (1,278)            831

  Cash at beginning of year...........................         4,392           3,279
  Cash at end of period...............................      $  3,114        $  4,110


See Notes to Interim Condensed Consolidated Financial Statements.

              Harte-Hanks Communications, Inc. and Subsidiaries

        Notes to Interim Condensed Consolidated Financial Statements
                                 (Unaudited)


Note A - Financial Statements

      The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of Harte-Hanks Communications, Inc. and subsidiaries (the "Company").

      The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

      Certain prior year amounts have been reclassified for comparative purposes.


Note B - Income Taxes

      The Company's quarterly income tax calculation is based on an effective income tax rate that is derived by estimating pretax income and income tax expense for the year ended December 31, 1994. Applying the estimated annual effective income tax rate to the pretax income for the three months ended March 31, 1994 results in an income tax expense of $2.1 million. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes, primarily goodwill amortization, which are not deductible for federal income tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Operating results were as follows:

                               Three months ended
In thousands            March 31, 1994     March 31, 1993    Change
Revenues                   $115,115           $100,618       14.4%
Operating expenses          106,676             94,650       12.7%
Operating income           $  8,439           $  5,968       41.4%

Net income (loss)          $  2,267           $ (1,122)

Revenues grew in all business segments in the first quarter of 1994. The growth resulted from improving general economic conditions, the development of new products and services, and shopper circulation expansion. The acquisition of a direct marketing company in April 1993 and an expanded customer base were also factors in the revenue growth. The same factors also caused operating expenses to rise. The Company's California markets continued to be affected by weak economic conditions.

Newspapers

Newspaper operating results were as follows:

                               Three months ended
In thousands           March 31, 1994     March 31, 1993     Change
Revenues                   $32,221            $30,018         7.3%
Operating expenses          27,559             26,913         2.4%
Operating income           $ 4,662            $ 3,105        50.1%

Newspaper revenues increased $2.2 million in the first quarter of 1994. Retail and classified advertising revenues grew 5.4% and 13.5%, respectively, due to increased volumes. The classified advertising growth was driven primarily by automotive volume increases. In addition, circulation revenues increased 6.7%, reflecting home-delivery price increases in the fall of 1993 and a small increase in circulation volumes.

Payroll costs rose $0.8 million due to increased advertising volumes in the Company's primary products as well as investments made to develop niche publications and specialized services. In addition, general and administrative costs increased $0.3 million related to the increased revenues. Newsprint costs increased $0.1 million due to higher advertising volumes partially offset by lower newsprint prices. Goodwill amortization decreased $0.4 million due to a second quarter 1993 goodwill write-down of $52.7 million that related to the Company's suburban newspapers in Boston and Dallas.
Shoppers

Shopper operating results were as follows:

                               Three months ended
In thousands           March 31, 1994     March 31, 1993     Change
Revenues                   $42,092            $40,532         3.8%
Operating expenses          39,831             38,809         2.6%
Operating income           $ 2,261            $ 1,723        31.2%

Shopper revenues grew $1.6 million in the first quarter of 1994. Revenue growth was primarily attributable to circulation expansion and, to a lesser extent, increased in-book advertising in existing circulation zones. These revenue increases were offset somewhat by lower distribution revenues and the February sale of the Company's smallest shopper, located in Tucson.

Excluding the Tucson shopper, circulation continued to increase primarily in the Company's Southern California market and, to a lesser extent, at the Company's Miami shopper.

Postage costs increased $0.4 million due to higher circulation. Newsprint costs increased $0.3 million due to increased circulation as well as higher in-book advertising volumes in existing zones. Despite increased circulation, payroll costs rose only slightly due to the Company's technology investments and continued focus on controlling costs. General and administrative expenses remained flat. The level of operating costs also reflected the February sale of the Company's Tucson shopper.

Direct Marketing

Direct marketing operating results were as follows:

                               Three months ended
In thousands           March 31, 1994     March 31, 1993     Change
Revenues                   $34,651            $24,266        42.8%
Operating expenses          32,369             22,744        42.3%
Operating income           $ 2,282            $ 1,522        49.9%

The direct marketing revenue increase of $10.4 million in the first quarter of 1994 reflected growth in all five service categories -- marketing, database, integrated direct marketing, data processing/addressing and
transportation.   Growth resulted from both new clients and new services to
existing clients, as well as the acquisition of Direct Market Concepts, Inc. in April 1993. The rate of growth was particularly notable in the marketing services provided to the mutual funds industry as well as in integrated direct marketing services.

Both payroll and production costs increased in the first quarter of 1994. Payroll costs rose $4.3 million due to normal payroll increases as well as increased hiring to support the increased business activity, new products and new clients. Production costs rose $3.5 million as a result of the increased activity in all direct marketing services. These operating expense increases were also affected by the April 1993 acquisition.

Television

Television operating results were as follows:

                               Three months ended
In thousands           March 31, 1994     March 31, 1993     Change
Revenues                   $6,151             $5,802          6.0%
Operating expenses          4,711              4,697          0.3%
Operating income           $1,440             $1,105         30.3%

Television revenues grew $0.3 million in the first quarter of 1994. Television advertising revenues increased 10.9% due to political campaigns,
a strong local economy and the Olympics.   In addition, television revenue
growth was slightly affected by the direct mail product introduced in 1993 and KENS-AM, the AM radio station purchased by KENS-TV in October 1993. Offsetting these revenue increases was a decline in print graphics service revenues due to reduced volumes.

Payroll costs increased in the first quarter of 1994 due both to normal payroll increases and to increased payroll costs related to the KENS-AM radio acquisition and KENS-TV's local news updates featured on CNN Headline News. Offsetting the payroll cost increase was a decline in film programming costs that resulted from the expiration of certain film contracts, as well as reduced graphic production costs.

Other Items Affecting Operating Results

Both newspapers and shoppers have benefited from favorable newsprint prices, although it is likely that prices will increase in the months ahead. In addition, shoppers and direct marketing have experienced stable postal rates. While postal rates generally go up every three years, the 10.3% increase which has been proposed for 1995 would be the first postal rate increase in four years.

Interest Expense

Interest expense decreased $4.5 million in the first quarter of 1994 when compared to 1993 as a result of reduced debt levels and the use of less expensive debt. The Company redeemed $100 million of the 11 7/8% Subordinated Debentures in August 1993 with borrowings under its credit facility. The remaining $100 million of Debentures was redeemed in December 1993, funded primarily with proceeds from the company's initial public offering. As a result of both redemptions, the Company expects to save approximately $18 million in annual interest based upon its effective borrowing rate of 4.8% at March 31, 1994.

Income Taxes

The Company's income tax expense changed from an income tax benefit of $1.5 million in the first quarter of 1993 to an expense of $2.1 million in the first quarter of 1994. The expense change was directly related to the increased income levels.

Liquidity and Capital Resources

Cash provided from operating activities for the quarter ended March 31, 1994 was $11.2 million, as compared to $0.6 million for the quarter ended March 31, 1993. Net cash outflows for investing activities were $4.1 million for the quarter ended March 31, 1994, as compared to $5.5 million for the quarter ended March 31, 1993. Investing activities for the first quarter of 1994 included $3.7 million in capital expenditures for equipment purchases.

Capital resources are also available from and provided through the Company's unsecured credit facility. All borrowings under the revolving credit facility are to be repaid by December 31, 1999. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations, anticipated capital and film expenditures and debt service requirements for the foreseeable future. As of March 31, 1994, the Company had $72.3 million of unused borrowing capacity under its credit facility, of which $39.5 million was reserved to serve as backup for the Company's outstanding commercial paper.

PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits.  See index to Exhibits on Page 12.

      (b) No reports on Form 8-K were filed for the three months ended March 31, 1994.






                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           HARTE-HANKS COMMUNICATIONS, INC.



        May 10, 1994                           /s/  Richard L. Ritchie
            Date                                  Richard L. Ritchie
                                                Senior Vice President,
                                             Finance and Chief Financial
                                                and Accounting Officer

Exhibit
  No.                     Description of Exhibit                   Page No.


 10(m)     Harte-Hanks Communications, Inc. Incentive Bonus
           Plan (filed as Exhibit 10(m) to the Company's
           Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

*11        Statement Regarding Computation of Net Income (Loss)      13
           Common Share

* Filed herewith.