Form 10-Q
period 1994-06-30
HARTE HANKS COMMUNICATIONS INC
filed 1994-08-12
CIK 45919

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the quarterly period ended June 30, 1994

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

                                   Yes    X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 18,192,500 shares as of June 30, 1994

                            HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                            TABLE OF CONTENTS
                                            FORM 10-Q REPORT
                                              June 30, 1994

                                                                                                Page


Part I.      Financial Information

       Item 1.       Interim Condensed Consolidated Financial
                     Statements (Unaudited)

                       Condensed Consolidated Balance Sheets -                                     3
                       June 30, 1994 and December 31, 1993

                       Consolidated Statements of Operations -                                     4
                       Three months ended June 30, 1994 and 1993

                       Consolidated Statements of Operations -                                     5
                       Six months ended June 30, 1994 and 1993

                       Consolidated Statements of Cash Flows -                                     6
                       Six months ended June 30, 1994 and 1993

                       Notes to Interim Condensed Consolidated Financial                           7
                       Statements

       Item 2.       Management's Discussion and Analysis of Financial                             8
                     Condition and Results of Operations

Part II.     Other Information

       Item 3.       Submission of Matters to a Vote of Security Holders                          13

       Item 6.       Exhibits and Reports on Form 8-K                                             14

             (a)       Exhibits

             (b)       Reports on Form 8-K


       Signature                                                                                  14

Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
(Unaudited)
                                                                             June 30,              December 31,
                                                   	                          1994                    1993
Assets
  Current assets
     Cash..............................................                     $   4,792               $   4,392
     Accounts receivable, net..........................                        61,590                  61,130
     Inventory.........................................                         9,956                   8,032
     Prepaid expenses..................................                         7,680                   5,385
     Current deferred income tax benefit...............                         5,363                   4,549
     Other current assets..............................                         2,838                   3,765
        Total current assets............................                       92,219                  87,253

  Property, plant and equipment, net..................                         91,936                  90,809
  Goodwill, net.......................................                        287,984                 292,944
  Other assets........................................                          8,381                   7,932
        Total assets....................................                    $ 480,520               $ 478,938


Liabilities and Stockholders' Equity
  Current liabilities
     Accounts payable..................................                     $  22,278               $  24,422
     Accrued payroll and related expenses..............                        14,365                  12,607
     Accrued interest..................................                           718                     950
     Prepaid subscriptions.............................                         3,821                   3,753
     Current portion of film contracts.................                           625                   1,233
     Income taxes payable..............................                         2,106                     235
     Other current liabilities.........................                        11,857                  10,765
     Current portion of long term debt.................                           337                     977
        Total current liabilities.......................                       56,107                  54,942

  Long term debt......................................                        310,819                 320,087
  Other long term liabilities.........................                         20,095                  20,045
        Total liabilities...............................                      387,021                 395,074

  Stockholders' equity
     Common stock, $1 par value, authorized 50,000,000
        shares. Issued and outstanding 1994: 18,192,500
        shares; 1993: 18,129,400 shares.................                       18,192                  18,129
     Additional paid-in capital........................                       143,030                 142,664
     Accumulated deficit...............................                       (67,723)                (76,929)
        Total stockholders' equity......................                       93,499                  83,864
        Total liabilities and stockholders' equity......                    $ 480,520               $ 478,938


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)
                                                                             Three Months Ended June 30,
                                                                                1994                 1993


Operating revenues....................................                        $126,866             $116,011
Operating expenses
  Payroll.............................................                          47,219               42,804
  Production and distribution.........................                          44,049               41,039
  Advertising, selling, general and administrative....                          12,330               11,705
  Depreciation........................................                           3,156                3,061
  Goodwill amortization...............................                           2,352                2,761
  Goodwill write-down.................................                            --                 55,463
                                                                               109,106              156,833
Operating income (loss)...............................                          17,760              (40,822)
Other expenses (income)
  Interest expense....................................                           4,144                8,677
  Interest income.....................................                             (55)                 (22)
  Other, net..........................................                             153                  391
                                                                                 4,242                9,046
Income (loss) before income tax expense...............                          13,518              (49,868)
Income tax expense....................................                           6,579                3,299

Net income (loss).....................................                        $  6,939             $(53,167)

Net income (loss) per share -- primary................                        $    .36             $  (4.43)

  Weighted average common and common
     equivalent shares outstanding.....................                         19,031               12,007

Net income (loss) per share -- fully diluted..........                        $    .35             $  (4.43)

  Weighted average common and common
     equivalent shares outstanding.....................                         20,483               12,007












See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)
                                                                              Six Months Ended June 30,
                                                                                1994                 1993


Operating revenues....................................                        $241,981             $216,629
Operating expenses
  Payroll.............................................                          94,631               84,108
  Production and distribution.........................                          84,180               77,081
  Advertising, selling, general and administrative....                          25,933               23,532
  Depreciation........................................                           6,336                5,832
  Goodwill amortization...............................                           4,702                5,467
  Goodwill write-down.................................                            --                 55,463
                                                                               215,782              251,483
Operating income (loss)...............................                          26,199              (34,854)
Other expenses (income)
  Interest expense....................................                           8,110               17,146
  Interest income.....................................                             (91)                 (51)
  Other, net..........................................                             277                  527
                                                                                 8,296               17,622
Income (loss) before income tax expense...............                          17,903              (52,476)
Income tax expense....................................                           8,697                1,813

Net income (loss).....................................                        $  9,206             $(54,289)

Net income (loss) per share -- primary................                        $   0.48             $  (4.52)

  Weighted average common and common
     equivalent shares outstanding.....................                         19,041               12,008

Net income (loss) per share -- fully diluted..........                        $   0.47             $  (4.52)

  Weighted average common and common
     equivalent shares outstanding.....................                         20,483               12,008












See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
                                                                            Six Months Ended June 30,


Operating Activities
  Net income (loss)...................................                       $  9,206            $(54,289)
  Add (deduct) non-cash income and expenses:
        Depreciation ...................................                        6,336               5,832
        Goodwill amortization...........................                        4,702               5,467
        Goodwill write-down.............................                         --                55,463
        Bad debt expense................................                        2,062               1,971
        Film amortization...............................                        1,233               1,787
        Deferred income taxes...........................                       (1,521)               (358)
        Other, net......................................                          235                 407
  Changes in operating assets and liabilities
     Increase in accounts receivable, net..............                        (2,337)             (1,144)
     Increase in inventory.............................                        (2,045)               (293)
     Increase in prepaid expenses and other
        current assets..................................                       (2,933)             (1,362)
     Decrease in accounts payable......................                        (2,778)               (833)
     Increase in other accrued expenses
        and other liabilities...........................                        5,120                 220
     Other, net........................................                           474                 (72)
        Net cash provided by operating activities.......                       17,754              12,796

Investing Activities
  Acquisitions........................................                           --                (9,783)
  Purchases of property, plant and equipment..........                         (7,835)            (10,210)
  Proceeds from the sale of property, plant
    and equipment.....................................                            126                 479
  Payments on film contracts..........................                           (964)             (1,859)
     Net cash used in investing activities.............                        (8,673)            (21,373)

Financing Activities
  Long term debt borrowings...........................                        224,826             247,655
  Payments on long term debt, including current
     maturities .......................................                      (233,936)           (238,277)
  Stock transactions..................................                            429                 (15)
     Net cash provided by (used in) financing
     activities........................................                        (8,681)              9,363

  Net increase in cash................................                            400                 786

  Cash at beginning of year...........................                          4,392               3,279
  Cash at end of period...............................                       $  4,792            $  4,065


See Notes to Interim Condensed Consolidated Financial Statements.
                        Harte-Hanks Communications, Inc. and Subsi

                  Notes to Interim Condensed Consolidated Financial Statements
                                           (Unaudited)


Note A - Financial Statements

       The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of Harte-Hanks Communications, Inc. and subsidiaries (the "Company").

       The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

       Certain prior period amounts have been reclassified for comparative purposes.


Note B - Income Taxes

       The Company's quarterly income tax calculation is based on an effective income tax rate that is derived by estimating pretax income and income tax expense for the entire year ended December 31.
       Applying the estimated annual effective income tax rate to the pretax income for the six months ended June 30, 1994 results in an income tax expense of $8.7 million. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes, primarily goodwill amortization, which are not deductible for federal income tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Operating results, excluding the effect of the second quarter 1993 goodwill write-down (discussed under "Goodwill Write-Down," page 12), were as follows:

                       Three months ended                     Six months ended
In thousands       June 30, 1994   June 30, 1993     Change  June 30, 1994   June 30, 1993    Change
Revenues           $126,866       $116,011         9.4%  $241,981       $216,629        11.7%
Operating expenses  109,106        101,370         7.6%   215,782        196,020        10.1%
Operating income   $ 17,760       $ 14,641        21.3%  $ 26,199       $ 20,609        27.1%

Net income         $  6,939       $  2,296       202.2%  $  9,206       $  1,174       684.2%

Revenues grew 9.4% to $126.9 million in the second quarter of 1994 as compared to the second quarter of 1993. The most dramatic growth occurred in the direct marketing business where revenues increased 29.4%. The Company's growth resulted from the development of new products and services, shopper circulation expansion and improving general economic conditions.
The same growth factors also caused operating expenses to rise.

Direct Marketing

Direct marketing operating results were as follows:

                       Three months ended                     Six months ended
In thousands       June 30, 1994   June 30, 1993    Change  June 30, 1994   June 30, 1993    Change
Revenues           $39,377        $30,428        29.4%   $74,028        $54,694        35.3%
Operating expenses  34,927         27,210        28.4%    67,296         49,954        34.7%
Operating income   $ 4,450        $ 3,218        38.3%   $ 6,732        $ 4,740        42.0%

Direct marketing revenues increased $8.9 million in the second quarter of 1994 when compared to the second quarter of 1993. Revenue growth occurred in all service categories (database, integrated direct marketing, transportation, marketing services and data processing/addressing). The most significant revenue increases occurred in database, marketing services and integrated direct marketing. These service offerings enable customers to specifically select and interact with their marketing targets. Transportation revenues were also up sharply as a result of increased volumes. Overall, revenue growth resulted from increased business from both new and existing customers, particularly in services provided to the retail, banking, mutual funds and other financial industries.

Payroll costs increased $3.1 million for the second quarter of 1994 as compared to 1993, primarily due to increased hiring to support direct marketing's revenue growth. Production costs also rose, mainly due to growth-related expenses in the transportation service offering.

Direct marketing revenues increased $19.3 million in the first half of 1994 as compared to the first half of 1993. Increased revenues reflected significant growth in all service categories, particularly in database, integrated direct marketing, transportation and marketing services. Revenues for the first six months of 1994 were also affected by the April 1993 acquisition of Direct Market Concepts, Inc.

First half 1994 operating expenses rose $17.3 million when compared to 1993, reflecting increased activity as well as investments to support future growth. First half 1994 operating expenses were also affected by the April 1993 acquisition.

Shoppers

Shopper operating results, excluding the second quarter 1993 goodwill write-down, were as follows:

                       Three months ended                     Six months ended
In thousands       June 30, 1994   June 30, 1993    Change  June 30, 1994   June 30, 1993    Change
Revenues           $45,350        $44,928         0.9%   $87,442        $85,460         2.3%
Operating expenses  39,634         40,027        -1.0%    79,465         78,836         0.8%
Operating income   $ 5,716        $ 4,901        16.6%   $ 7,977        $ 6,624        20.4%

Excluding revenues from the Company's smallest shopper, sold in February 1994, shopper revenues grew $2.0 million in the second quarter of 1994 as compared to 1993. Despite the continued weak California economy, revenues grew as a result of circulation expansion and slight improvement in existing circulation. During the 12 months ended June 30, 1994, circulation for the Company's four remaining shoppers grew from 6.4 million to 6.9 million households with the largest increases occurring in Southern California and, to a lesser extent, Miami. Circulation increased 225,000 net households in the first six months of 1994.

Excluding operating expenses from the divested shopper, second quarter operating expenses increased $1.4 million. Postage costs increased $0.5 million primarily due to higher circulation and, to a lesser extent, overweight postage. Newsprint costs were flat, with increased costs resulting from higher volumes relating to the circulation growth offset by average price declines. Payroll costs rose $0.8 million, and general and administrative expenses remained flat.

Excluding revenues from the divested shopper, year-to-date revenues increased $4.1 million as compared to 1993. Revenue growth for the first half of 1994 was primarily attributable to circulation expansion and, to a lesser extent, increased advertising in existing circulation zones.

Excluding operating expenses from the divested shopper, year-to-date operating costs increased $3.1 million. Payroll, postage and newsprint costs increased $1.3 million, $1.0 million and $0.4 million, respectively, due to increased circulation. General and administrative expenses remained flat.

Newspapers

Newspaper operating results, excluding the second quarter 1993 goodwill write-down, were as follows:

                       Three months ended                     Six months ended
In thousands       June 30, 1994   June 30, 1993    Change  June 30, 1994   June 30, 1993    Change
Revenues           $34,791        $32,935         5.6%   $67,012        $62,953         6.4%
Operating expenses  27,794         27,688         0.4%    55,353         54,601         1.4%
Operating income   $ 6,997        $ 5,247        33.4%   $11,659        $ 8,352        39.6%

Newspaper revenues increased $1.9 million in the second quarter of 1994 when compared to the second quarter of 1993. Advertising revenues were up 6.0%. Classified advertising revenues grew 14.8% with strong automotive volumes. Retail and national revenues were relatively flat, while insert revenues rose 2.7%. In addition, niche and specialty product revenues were up as a result of investments made to broaden the newspaper revenue base. Circulation revenues increased 6.6%, reflecting home-delivery price increases in the fall of 1993.

Payroll costs were $0.6 million higher in the second quarter of 1994 as compared to the second quarter of 1993 due to increased sales commissions on higher advertising volumes, normal payroll increases as well as investments made to develop niche and specialty products. In addition, general and administrative costs rose $0.3 million. Newsprint costs decreased $0.4 million as a result of lower average newsprint prices that offset slightly higher volumes. Goodwill amortization decreased $0.4 million due to the second quarter 1993 goodwill write-down of $52.7 million that related to the Company's suburban newspapers in Boston and Dallas.

Year-to-date 1994 newspaper revenues grew $4.1 million when compared to 1993. Advertising revenues increased 7.0%, driven largely by volume increases in classified advertising and niche and specialty products. Circulation revenues increased 6.7%.

Payroll costs for the first six months of 1994 rose $1.3 million due to increased advertising volumes in the Company's primary products, normal payroll increases and investments made to support niche and specialty product revenue growth. In addition, general and administrative costs increased $0.5 million. Newsprint costs declined $0.3 million due to lower average newsprint prices that offset higher volumes. Goodwill amortization decreased $0.8 million due to the second quarter 1993 goodwill write-down.

Television

Television operating results were as follows:

                       Three months ended                     Six months ended
In thousands       June 30, 1994   June 30, 1993    Change  June 30, 1994   June 30, 1993    Change
Revenues           $7,348         $7,720         -4.8%   $13,499        $13,522        -0.2%
Operating expenses  4,775          5,080         -6.0%     9,486          9,777        -3.0%
Operating income   $2,573         $2,640         -2.5%   $ 4,013        $ 3,745         7.2%

Television advertising revenues declined $0.4 million in the second quarter of 1994 when compared to the same period in 1993. However, the second quarter of 1993 was affected by a number of favorable events: the favorable impact from the closure of one of San Antonio's daily newspapers, a special senatorial election runoff and the San Antonio Olympic Festival. Print graphics revenues declined in the second quarter of 1994 as compared to 1993 due to the repositioning of products and services offered. This decline was offset by revenue growth from the direct mail product introduced in 1993 and new revenue from the radio station purchased by KENS-TV in October 1993. Operating income decreased 2.5% to $2.6 million as a result of continued investment in several revenue initiatives.

For the first half of 1994, television revenues remained relatively flat when compared to 1993.

Television expenses decreased $0.3 million in both the second quarter and first half of 1994 when compared to the same periods in 1993. In both the second quarter and first half of 1994, film programming costs decreased due to the expiration of certain film contracts. To a lesser degree, graphic production costs also declined in both periods. Payroll costs remained relatively flat in the second quarter of 1994, while they increased in the first half due to normal payroll increases.

Other Items Affecting Operating Results

Shoppers and direct marketing have experienced stable postal rates in recent years. While postal rates generally go up every three years, the 10.3% increase proposed for 1995 would be the first postal rate increase in four years.

Newsprint expense represents approximately 7% of the Company's total operating expenses. Both newspapers and shoppers have benefited from favorable newsprint prices in the recent past. Newsprint prices increased about 12% in June 1994 and will impact the Company's fourth quarter and, to a lesser extent, third quarter expenses. An additional price increase of approximately 9% has been announced for August 15, 1994.

Interest Expense

Interest expense decreased $4.5 million in the second quarter of 1994 and $9.0 million in the first half of 1994 when compared to the same periods in 1993 as a result of reduced debt levels and the use of less expensive debt. The Company redeemed $100 million of the 11 7/8% Subordinated Debentures in August 1993 with borrowings under its credit facility. The remaining $100 million of Debentures was redeemed in December 1993, funded primarily with proceeds from the Company's initial public offering.

Although short term interest rates have risen in recent months, the impact on the Company has been mitigated somewhat by more favorable pricing under terms of the Company's credit facility as a result of increased operating cash flow, as defined in the Company's credit facility agreement, and reduced debt levels.

Income Taxes

The Company's income tax expense increased $3.3 million in the second quarter of 1994 and $6.9 million in the first half of 1994 when compared to the same periods in 1993. The expense increase was directly related to the increased income levels.

Goodwill Write-Down

During the second quarter of 1993, the Company incurred a goodwill write-down charge of $55.5 million. This write-down was related to the Company's daily, semi-weekly and weekly newspapers in suburban Boston and Dallas and, to a lesser extent, its shopper publication in Tucson. The Company sold the Tucson shopper in February 1994.

Liquidity and Capital Resources

Cash provided from operating activities for the six months ended June 30, 1994 was $17.8 million, as compared to $12.8 million for the six months ended June 30, 1993. Net cash outflows for investing activities were $8.7 million for the first half of 1994, as compared to $21.4 million in 1993. Investing activities for the first quarter of 1994 included
$7.8 million in capital expenditures for equipment purchases. In 1993, the net cash outflows for investing activities of $21.4 million consisted primarily of capital expenditures of $10.2 million and cash expenditures on acquisitions of $9.8 million.

Capital resources are also available from and provided through the Company's unsecured credit facility. All borrowings under the revolving credit facility are to be repaid by December 31, 1999. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations, anticipated capital and film expenditures and debt service requirements for the foreseeable future. As of June 30, 1994, the Company had $85.8 million of unused borrowing capacity under its credit facility, of which $54.8 million was reserved to serve as backup for the Company's outstanding commercial paper.

PART II.   OTHER INFORMATION


Item 3.       Submission of Matters to a Vote of Security Holders

              The Company held its annual meeting of stockholders on May 6, 1994. At the meeting the stockholders were requested to vote on the election of Dr. Peter T. Flawn and Christopher M. Harte as Class I directors for three year terms. The result of the vote are as follows:

                  Director                        Votes For          Withheld

                  Dr. Peter T. Flawn              15,818,127         265,915

                  Christopher M. Harte            15,818,727         265,315

              The stockholders were requested to approve the Harte-Hanks Communications, Inc. 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The vote of the stockholders on the Stock Purchase Plan was as follows:

                  Votes For          Votes Against          Abstain

                  16,025,112            30,010              28,920

PART II.   OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

       (a)    Exhibits.  See index to Exhibits on Page 15.

       (b) No reports on Form 8-K were filed for the three months ended June 30, 1994.



                                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       HARTE-HANKS COMMUNICATIONS, INC.



        August 12, 1994                                    /s/  Richard L. Ritchie
                Date                                          Richard L. Ritchie
                                                            Senior Vice President,
                                                         Finance and Chief Financial
                                                            and Accounting Officer
Exhibit

  No.                        Description of Exhibit                                   Page No.

*11           Statement Regarding Computation of Net Income (Loss)                       16
              Common Share

* Filed herewith.