Form 10-Q
period 1994-09-30
HARTE HANKS COMMUNICATIONS INC
filed 1994-11-14
CIK 45919

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994

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

                                   Yes    X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 18,306,100 shares as of September 30, 1994

                           HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                            TABLE OF CONTENTS
                                            FORM 10-Q REPORT
                                           September 30, 1994

                                                                                                Page
Part I.      Financial Information

       Item 1.       Interim Condensed Consolidated Financial
                     Statements (Unaudited)

                       Condensed Consolidated Balance Sheets -                                     3
                       September 30, 1994 and December 31, 1993

                       Consolidated Statements of Operations -                                     4
                       Three months ended September 30, 1994 and 1993

                       Consolidated Statements of Operations -                                     5
                       Nine months ended September 30, 1994 and 1993

                       Consolidated Statements of Cash Flows -                                     6
                       Nine months ended September 30, 1994 and 1993

                       Notes to Interim Condensed Consolidated Financial                           7
                       Statements

       Item 2.       Management's Discussion and Analysis of Financial                             8
                     Condition and Results of Operations

Part II.     Other Information

       Item 6.       Exhibits and Reports on Form 8-K                                             13

             (a)       Exhibits

             (b)       Reports on Form 8-K

       Signature                                                                                  13

Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
(Unaudited)
                                                                            September 30,          December 31,
                                                                                1994                   1993
Assets
  Current assets
     Cash..............................................                      $   6,026              $   4,392
     Accounts receivable, net..........................                         63,881                 61,130
     Inventory.........................................                         12,029                  8,032
     Prepaid expenses..................................                          6,030                  5,385
     Current deferred income tax.......................                          5,696                  4,549
     Other current assets..............................                          4,563                  3,765
        Total current assets............................                        98,225                 87,253

  Property, plant and equipment, net..................                          91,776                 90,809
  Goodwill, net.......................................                         285,645                292,944
  Other assets........................................                           8,726                  7,932
        Total assets....................................                     $ 484,372              $ 478,938


Liabilities and Stockholders' Equity
  Current liabilities
     Accounts payable..................................                      $  28,217              $  24,422
     Accrued payroll and related expenses..............                         15,464                 12,607
     Accrued interest..................................                            464                    950
     Prepaid subscriptions.............................                          3,742                  3,753
     Current portion of film contracts.................                          2,194                  1,233
     Income taxes payable..............................                            230                    235
     Other current liabilities.........................                         13,679                 10,765
     Current portion of long term debt.................                            337                    977
        Total current liabilities.......................                        64,327                 54,942

  Long term debt......................................                         298,405                320,087
  Other long term liabilities.........................                          21,155                 20,045
        Total liabilities...............................                       383,887                395,074

  Stockholders' equity
     Common stock, $1 par value, authorized 50,000,000
        shares. Issued and outstanding 1994: 18,306,100
        shares; 1993: 18,129,400 shares.................                        18,306                 18,129
     Additional paid-in capital........................                        143,653                142,664
     Accumulated deficit...............................                        (61,474)               (76,929)
        Total stockholders' equity......................                       100,485                 83,864
        Total liabilities and stockholders' equity......                     $ 484,372              $ 478,938




See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)
                                                                             Three Months Ended September 30,
                                                                                1994                 1993
Operating revenues....................................                        $128,433             $117,512
Operating expenses
  Payroll.............................................                          48,072               44,430
  Production and distribution.........................                          45,155               41,684
  Advertising, selling, general and administrative....                          12,981               12,795
  Depreciation........................................                           3,030                2,775
  Goodwill amortization...............................                           2,352                2,350
                                                                               111,590              104,034
Operating income......................................                          16,843               13,478
Other expenses (income)
  Interest expense....................................                           4,404                7,770
  Interest income.....................................                             (49)                 (46)
  Other, net..........................................                             410                   24
                                                                                 4,765                7,748
Income before income tax expense......................                          12,078                5,730
Income tax expense....................................                           5,829                3,563
Income before extraordinary item......................                           6,249                2,167
Extraordinary item:
  Loss due to early extinguishment of debt,
     net of income tax benefit of $2,062...............                           --                 (3,850)
Net income (loss).....................................                        $  6,249             $ (1,683)

Primary:
  Income (loss) per common share:
     Income before extraordinary item..................                       $   0.33             $   0.17
     Extraordinary item................................                           --                  (0.31)
     Net income (loss).................................                       $   0.33             $  (0.14)

  Weighted average common and common equivalent
     shares outstanding................................                         19,046               12,312

Fully diluted:
  Income (loss) per common share:
     Income before extraordinary item..................                       $   0.31             $   0.17
     Extraordinary item................................                           --                  (0.31)
     Net income (loss).................................                       $   0.31             $  (0.14)

Weighed average common and common equivalent
  share outstanding...................................                          20,482               12,312



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)
                                                                             Nine Months Ended September 30,
                                                                                1994                 1993
Operating revenues....................................                        $370,414             $334,141
Operating expenses
  Payroll.............................................                         142,703              128,538
  Production and distribution.........................                         129,335              118,765
  Advertising, selling, general and administrative....                          38,914               36,327
  Depreciation........................................                           9,366                8,607
  Goodwill amortization...............................                           7,054                7,817
  Goodwill write-down.................................                            --                 55,463
                                                                               327,372              355,517
Operating income (loss)...............................                          43,042              (21,376)
Other expenses (income)
  Interest expense....................................                          12,514               24,916
  Interest income.....................................                            (140)                 (97)
  Other, net..........................................                             687                  551
                                                                                13,061               25,370
Income (loss) before income tax expense...............                          29,981              (46,746)
Income tax expense....................................                          14,526                5,376
Income (loss) before extraordinary item...............                          15,455              (52,122)
Extraordinary item:
  Loss due to early extinguishment of debt,
     net of income tax benefit of $2,062...............                           --                 (3,850)
Net income (loss).....................................                        $ 15,455             $(55,972)

Primary:
  Income (loss) per common share:
     Income (loss) before extraordinary item...........                       $   0.81             $  (4.34)
     Extraordinary item................................                            --                 (0.32)
     Net income (loss).................................                       $   0.81             $  (4.66)

  Weighted average common and common equivalent
     shares outstanding................................                         19,043               12,009

Fully diluted:
  Income (loss) per common share:
     Income (loss) before extraordinary item...........                       $   0.78             $  (4.34)
     Extraordinary item................................                            --                 (0.32)
     Net income (loss).................................                       $   0.78             $  (4.66)

Weighed average common and common equivalent
  share outstanding...................................                          20,483               12,009


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
                                                                           Nine Months Ended September 30,
                                                                              1994                1993
Operating Activities
  Net income (loss)...................................                      $ 15,455            $(55,972)
  Add (deduct) non-cash income and expenses:
        Depreciation ...................................                       9,366               8,607
        Goodwill amortization...........................                       7,054               7,817
        Goodwill write-down.............................                        --                55,463
        Film amortization...............................                       1,881               2,701
        Deferred income taxes...........................                      (1,882)                (89)
        Other, net......................................                         446                 171
  Changes in operating assets and liabilities
     Increase in accounts receivable, net..............                       (2,566)             (1,848)
     Increase in inventory.............................                       (4,118)               (106)
     Increase in prepaid expenses and other
        current assets..................................                        (622)             (3,710)
     Increase in accounts payable......................                        1,417                 103
     Increase (decrease) in other accrued expenses
        and other liabilities...........................                       5,032              (7,673)
     Other, net........................................                        1,172                 (39)
     Extraordinary loss due to early extinguishment
        of debt.........................................                        --                 5,912
        Net cash provided by operating activities.......                      32,635              11,337

Investing Activities
  Acquisitions........................................                          --                (9,783)
  Purchases of property, plant and equipment..........                       (10,977)            (18,621)
  Proceeds from the sale of property, plant
    and equipment.....................................                            74               1,038
  Payments on film contracts..........................                        (1,468)             (2,664)
     Net cash used in investing activities.............                      (12,371)            (30,030)

Financing Activities
  Long term debt borrowings...........................                       348,302             405,629
  Payments on long term debt, including current
     maturities .......................................                     (367,958)           (382,234)
  Payment of premium on early extinguishment
     of debt...........................................                         --                (3,446)
  Stock transactions..................................                         1,026                 (15)
     Net cash provided by (used in) financing
        activities......................................                     (18,630)             19,934

  Net increase in cash................................                         1,634               1,241

  Cash at beginning of year...........................                         4,392               3,279
  Cash at end of period...............................                      $  6,026            $  4,520

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

       The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

       Certain prior period amounts have been reclassified for comparative purposes.


Note B - Income Taxes

       The Company's quarterly income tax calculation is based on an effective income tax rate that is derived by estimating pretax income and income tax expense for the entire year ended December 31.
       Applying the estimated annual effective income tax rate to the pretax income for the nine months ended September 30, 1994 results in an income tax expense of $14.5 million. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Operating results, excluding the effect of the second quarter 1993 goodwill write-down (discussed under "Goodwill Write-Down," page 12) and third quarter 1993 extraordinary loss (discussed under "Extraordinary Item," page
12), were as follows:

                            Three months ended                          Nine months ended
In thousands        September 30, 1994  September 30, 1993  Change  September 30, 1994  September 30, 1993  Change
Revenues               $128,433          $117,512        9.3%      $370,414           $334,141       10.9%
Operating expenses      111,590           104,034        7.3%       327,372            300,054        9.1%
Operating income       $ 16,843          $ 13,478       25.0%      $ 43,042           $ 34,087       26.3%

Net income             $  6,249          $  2,167      188.4%      $ 15,455           $  3,341      362.6%

Each business segment contributed to consolidated revenue growth of 9.3% to $128.4 million and operating income growth of 25.0% to $16.8 million in the third quarter of 1994 as compared to the third quarter of 1993. The most dramatic growth occurred in the direct marketing business where revenues increased 26.5% and operating income increased 67.1%. The Company's overall growth for both the quarter and year-to-date periods resulted from the development of new products and services, new customers, shopper circulation expansion and improving general economic conditions. The same growth factors also caused operating expenses to rise in both time periods.

Direct Marketing

Direct marketing operating results were as follows:

                            Three months ended                          Nine months ended
In thousands        September 30, 1994  September 30, 1993  Change  September 30, 1994  September 30, 1993  Change
Revenues               $41,700           $32,961       26.5%       $115,728           $87,655       32.0%
Operating expenses      36,716            29,979       22.5%        104,012            79,933       30.1%
Operating income       $ 4,984           $ 2,982       67.1%       $ 11,716           $ 7,722       51.7%

Direct marketing revenues increased $8.7 million in the third quarter of 1994 when compared to the third quarter of 1993. The most significant revenue increases occurred in database, response management and integrated direct marketing. These service offerings enable customers to identify and communicate with their marketing targets and to evaluate responses and measure the effectiveness of their marketing communications. Overall, revenue growth resulted from increased business with both new and existing customers, particularly in services provided to the retail, banking, mutual funds and other financial industries and international customers.

Payroll costs increased $2.7 million for the third quarter of 1994 as compared to 1993, primarily due to increased hiring to support direct marketing's revenue growth. Production costs also rose due to increased volumes.

Direct marketing revenues increased $28.1 million in the first nine months of 1994 as compared to the first nine months of 1993. Increased revenues reflected significant growth in all service categories, particularly in response management, integrated direct marketing and database. The revenue increase in the first nine months of 1994 was also slightly affected by the April 1993 acquisition of Direct Market Concepts, Inc.

Year-to-date 1994 operating expenses rose $24.1 million when compared to 1993, reflecting increased activity as well as investments to support future growth. Year-to-date 1994 operating expenses were also affected slightly by the April 1993 acquisition.

Shoppers

Shopper operating results, excluding the second quarter 1993 goodwill write-down, were as follows:

                            Three months ended                          Nine months ended
In thousands        September 30, 1994  September 30, 1993  Change  September 30, 1994  September 30, 1993  Change
Revenues               $45,043           $45,089       -0.1%       $132,485           $130,549       1.5%
Operating expenses      39,281            39,681       -1.0%        118,746            118,517       0.2%
Operating income       $ 5,762           $ 5,408        6.5%       $ 13,739           $ 12,032      14.2%

Excluding revenues from the Company's smallest shopper, sold in February 1994, shopper revenues grew $1.4 million, or 3.2%, in the third quarter of 1994 as compared to the same period in 1993. Revenues grew primarily as a result of circulation expansion. During the 12 months ended September 30, 1994, circulation for the Company's four remaining shoppers grew from 6.7 million to 6.9 million households.

Excluding operating expenses from the divested shopper, third quarter operating expenses increased $1.2 million. Postage costs increased $0.5 million primarily due to higher circulation. Newsprint costs were flat, with increased costs resulting from higher volumes due to circulation growth offset by average price declines. Payroll costs rose $0.7 million, and general and administrative expenses decreased $0.2 million.

Excluding revenues from the divested shopper, year-to-date revenues increased $5.5 million, or 4.4%, as compared to 1993. Revenue growth for the first nine months of 1994 was primarily attributable to circulation expansion and, to a lesser extent, increased advertising in existing circulation zones.

Excluding operating expenses from the divested shopper, year-to-date operating costs increased $4.4 million. Payroll, postage and newsprint costs increased $2.0 million, $1.5 million and $0.3 million, respectively, due to increased circulation. General and administrative expenses remained flat.

Newspapers

Newspaper operating results, excluding the second quarter 1993 goodwill write-down, were as follows:

                            Three months ended                          Nine months ended
In thousands        September 30, 1994  September 30, 1993  Change  September 30, 1994  September 30, 1993  Change
Revenues               $34,682           $32,619        6.3%       $101,694           $95,572        6.4%
Operating expenses      28,564            27,525        3.8%         83,917            82,126        2.2%
Operating income       $ 6,118           $ 5,094       20.1%       $ 17,777           $13,446       32.2%

Newspaper revenues increased $2.1 million in the third quarter of 1994 when compared to the third quarter of 1993. Advertising revenues were up 8.0% overall. Classified advertising revenues grew 11.9% led by strong automotive volumes. Retail advertising revenues increased 3.6%, while insert revenues rose 2.5%. In addition, niche and specialty product revenues were up as a result of investments made to broaden the newspaper revenue base. Circulation revenues increased 4.4%, reflecting home-delivery price increases in the fall of 1993.

Payroll costs were $0.5 million higher in the third quarter of 1994 as compared to 1993 due to increased sales commissions on higher advertising volumes and normal payroll increases. In addition, general and administrative costs rose $0.4 million. Newsprint costs decreased $0.2 million as a result of lower average newsprint prices offset slightly by higher volumes.

Year-to-date 1994 newspaper revenues grew $6.1 million when compared to 1993. Advertising revenues increased 7.4%, driven largely by volume increases in classified advertising. Circulation revenues increased 5.9%.

Payroll costs for the first nine months of 1994 rose $1.9 million due to increased advertising volumes in the Company's primary products and normal payroll increases. In addition, general and administrative costs increased $0.9 million. Newsprint costs declined $0.6 million due to lower average newsprint prices offset by higher volumes. Goodwill amortization decreased $0.8 million due to the second quarter 1993 goodwill write-down that related to the Company's suburban newspapers in Boston and Dallas.

Television

Television operating results were as follows:

                            Three months ended                          Nine months ended
In thousands        September 30, 1994  September 30, 1993  Change  September 30, 1994  September 30, 1993  Change
Revenues               $7,008            $6,843         2.4%       $20,507            $20,365        0.7%
Operating expenses      4,959             5,004        -0.9%        14,445             14,781       -2.3%
Operating income       $2,049            $1,839        11.4%       $ 6,062            $ 5,584        8.6%

Revenues for the television segment increased $0.2 million in the third quarter of 1994 when compared to the same period in 1993. Revenues from the television station operation increased $0.3 million due to higher advertising revenues, including early political advertising for the November elections. The revenue increase from the television station operation was partially offset by decreased revenue from the segment's print graphics services.

For the first nine months of 1994, television segment revenues increased $0.1 million as compared to the same period in 1993. The nine months of 1993 was affected by a number of favorable events: the favorable impact from the closure of one of San Antonio's daily newspapers, a special senatorial election runoff and the San Antonio Olympic Festival.

Year-to-date revenues from the television station operation increased $0.4 million. A direct mail product and radio station introduced in 1993 also resulted in additional revenues for 1994. These revenue increases were offset by a $0.5 million decline in revenues from the segment's print graphics services.

Expenses for the television segment remained relatively flat during the third quarter. Year-to-date expenses decreased $0.3 million when compared to the same period in 1993 primarily because of film programming cost declines due to the expiration of certain film contracts. These decreases were slightly offset by increases in payroll costs and other production costs.

Other Items Affecting Operating Results

Postage expense represents approximately 11% of the Company's total operating expenses. Shoppers, which accounts for approximately 95% of the Company's total postage expense, and newspapers both have experienced stable postal rates in recent years. While postal rates generally increase every three years, the 10.3% increase proposed for 1995 would be the first postal rate increase in four years. In addition, the 10.3% proposed increase will impact direct marketing customers' costs.

Newsprint expense represents approximately 7% of the Company's total operating expenses. Newspapers and shoppers both have benefited from favorable newsprint prices in the past several years. Newsprint prices increased about 11% in June 1994 and about 8% in August 1994, and an additional price increase of approximately 8% has been announced for December 1, 1994. These price increases will impact results for the fourth quarter of 1994 as well as fiscal 1995.

Interest Expense

Interest expense decreased $3.4 million in the third quarter of 1994 and $12.4 million in the first nine months of 1994 when compared to the same periods in 1993 as a result of reduced debt levels and the use of less expensive debt. The Company redeemed $100 million of its 11 7/8% Subordinated Debentures in August 1993 with borrowings under its credit facility. The remaining $100 million of Debentures was redeemed in December 1993, funded primarily with proceeds from the Company's initial public offering.
Although short term interest rates have risen throughout the year, the impact on the Company has been mitigated somewhat by more favorable pricing under terms of the Company's credit facility. The more favorable pricing is a result of increased operating cash flow, as defined in the Company's credit facility agreement, and reduced debt levels.

Income Taxes

The Company's income tax expense increased $2.3 million in the third quarter of 1994 and $9.2 million in the first nine months of 1994 when compared to the same periods in 1993. The expense increase was directly related to the increased income levels.

Goodwill Write-Down

During the second quarter of 1993, the Company incurred a goodwill write-down charge of $55.5 million. This write-down was related to the Company's daily, semi-weekly and weekly newspapers in suburban Boston and Dallas and, to a lesser extent, its shopper publication in Tucson. The Company sold the Tucson shopper in February 1994.

Extraordinary Item

As a result of the third quarter 1993 debt redemption discussed under "Interest Expense," the Company incurred an extraordinary loss of $3.9 million, net of income tax benefits of $2.1 million, from the payment of redemption premiums and the write-off of related unamortized financing costs and issuance costs.

Liquidity and Capital Resources

Cash provided from operating activities for the nine months ended September 30, 1994 was $32.6 million, as compared to $11.3 million for the nine months ended September 30, 1993. Net cash outflows for investing activities were $12.4 million, as compared to $30.0 million in 1993. Year-to-date investing activities for 1994 included $11.0 million in capital expenditures for equipment purchases. In 1993, the net cash outflows for investing activities of $30.0 million consisted primarily of $18.6 million in capital expenditures and $9.8 million in cash expenditures on acquisitions.

Capital resources are also available from and provided through the Company's unsecured credit facility. All borrowings under the revolving credit facility are to be repaid by December 31, 1999. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations, anticipated capital and film expenditures and debt service requirements for the foreseeable future. As of September 30, 1994, the Company had $103.3 million of unused borrowing capacity under its credit facility, of which $60.0 million was reserved to serve as backup for the Company's outstanding commercial paper and other short-term borrowing facilities.

PART II.   OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

       (a)    Exhibits.  See index to Exhibits on Page 14.

       (b) No reports on Form 8-K were filed for the three months ended September 30, 1994.



                                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       HARTE-HANKS COMMUNICATIONS, INC.


       November 11, 1994                                   /s/  Richard L. Ritchie
                Date                                          Richard L. Ritchie
                                                            Senior Vice President,
                                                         Finance and Chief Financial
                                                            and Accounting Officer

Exhibit
  No.                        Description of Exhibit                                   Page No.

*11           Statement Regarding Computation of Net Income (Loss)                       15
              Common Share

*27           Financial Data Schedules


* Filed herewith.