Form 10-K405
HARTE HANKS COMMUNICATIONS INC
filed 1995-03-30
CIK 45919

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO
                                          -----------    -----------
                         COMMISSION FILE NUMBER 1-7120
                             ---------------------

                        HARTE-HANKS COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     74-1677284
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

           200 CONCORD PLAZA DRIVE                                78216
                  SUITE 800                                     (ZIP CODE)
              SAN ANTONIO, TEXAS
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE -- 210-829-9000
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH
               TITLE OF EACH CLASS                   EXCHANGE ON WHICH REGISTERED
        ----------------------------------        ----------------------------------
        Common Stock                              New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                               ------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [ ]
     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]
     Aggregate market value of the Company's voting stock held by non-affiliates on March 13, 1995, based on the $18 7/8 per share closing price for the Company's Common Stock on the New York Stock Exchange on such date: approximately $156,584,943.

SHARES OUTSTANDING AT MARCH 13, 1995:
     Common Stock -- 18,373,767 shares

DOCUMENTS INCORPORATED BY REFERENCE:
     The Company's Annual Report to Stockholders for the year ended December 31,
      1994 (incorporated in Part II to the extent provided in Items 5, 6, 7 and 8 hereof).

     Definitive Proxy Statement for the Company's May 19, 1995 Annual Meeting of
      Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11 and 12 hereof).

================================================================================

                        Harte-Hanks Communications, Inc.
                               Table of Contents
                                Form 10-K Report
                               December 31, 1994


Part I                                                                                                   Page
------                                                                                                   ----
             Item 1.        Business                                                                        3

             Item 2.        Properties                                                                      3

             Item 3.        Legal Proceedings                                                              18

             Item 4.        Submission of Matters to a Vote of Security                                    18
                            Holders


Part II
-------

             Item 5.        Market for Registrant's Common Equity and                                      18
                            Related Stockholder Matters

             Item 6.        Selected Financial Data                                                        18

             Item 7.        Management's Discussion and Analysis of Financial                              18
                            Condition and Results of Operations

             Item 8.        Financial Statements and Supplementary Data                                    18

             Item 9.        Changes in and Disagreements with Accountants                                  18
                            on Accounting and Financial Disclosure


Part III
--------

             Item 10.       Directors and Executive Officers of the Registrant                             19

             Item 11.       Executive Compensation                                                         19

             Item 12.       Security Ownership of Certain Beneficial Owners                                19
                            and Management

             Item 13.       Certain Relationships and Related Transactions                                 19


Part IV
-------

             Item 14.       Exhibits, Financial Statement Schedules and                                    19
                            Reports on Form 8-K.

Signatures                                                                                                 24

ITEM 1.  BUSINESS and ITEM 2.  PROPERTIES

INTRODUCTION

         Harte-Hanks is a diversified communications company with operations throughout the United States in four principal businesses -- direct marketing, shoppers, newspapers and television. The Company's shopper, newspaper and television businesses operate in local markets, while its direct marketing business operates nationwide. The Company believes that its leadership positions within its markets have resulted from offering high-quality products, utilizing advanced technologies and innovative marketing strategies, and establishing strong relationships with its readers, viewers and advertisers. The Company's strategy is to increase revenues by building upon its existing businesses and by applying its capabilities both across its businesses and to new products and markets, enabling it to capitalize on trends in the media industry toward the use of more direct, targeted marketing. Consistent with this strategy, the Company is investing in advanced technologies, equipment and personnel, introducing new products and services in existing markets, entering new markets and making selective acquisitions. In 1994, the Company had revenues of $513.6 million.

         Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920s by Houston Harte and Bernard Hanks. In 1972, the Company went public and was listed on the NYSE. The Company went private in a leveraged buyout initiated by management in 1984. In 1993, the Company again went public and listed its common stock on the NYSE.

         See Note H of Notes to Consolidated Financial Statements for certain financial information by business segment.

DIRECT MARKETING

General

         Harte-Hanks operates a nationwide direct marketing business offering a broad range of specialized and coordinated services. The Company utilizes advanced technologies to enable its customers to identify, target and reach specific consumers or businesses mostly by mail. The Company's strategy is to provide services either on an individual basis or as part of an integrated marketing solution to achieve its customers' direct marketing objectives. The Company believes that developments in computer technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct marketing services. Harte-Hanks' direct marketing customers include many of America's largest retailers, banks, mutual funds companies, insurance companies and high technology firms, along with international clients. Harte-Hanks provides five broad core service offerings -- database, integrated direct marketing, response management, targeted mail/data systems and transportation. In 1994, Harte-Hanks Direct Marketing had revenues of $167.8 million, which accounted for approximately 33% of the Company's revenues.

Database

         The Company's database services build sophisticated databases and deliver them to clients on personal computers, networks and workstations.
These services provide user friendly software applications to allow customers to identify consumers and businesses most likely to respond to a particular offer. Databases are built using the Company's proprietary name and address processing software to integrate the clients' customer files and other consumer and business files with individual, demographic and lifestyle information. The databases are delivered to clients on personal computers, networks or work stations along with the Company's software. The Company's software then examines the database for the desired characteristics, enabling customers to make informed marketing decisions and to cost-effectively target consumers and businesses likely to buy specific products. The database is updated to reflect changes in customer status and response to a particular offer, thereby increasing its effectiveness for future programs.

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

Integrated Direct Marketing

         Integrated direct marketing applies the full range of direct marketing capabilities to achieve focused marketing communications. Integrated direct marketing uses market research, creative approaches, data processing, laser printing and insertion technology to target consumers with personalized mail appealing directly to them. The Company designs and creates personalized communications that may be combined with other printed material from the customer for mailing to consumers and businesses. The integrated direct marketing process begins when a customer accesses a database and selects a consumer file for mailing or when a market research study is completed. A creative concept for that promotion is matched with the targeted consumer. A personalized and individualized message is then produced. The Company's services include graphics, printing promotional material and the outside and inside envelopes, inserting the individual pieces into the outside envelope and mailing. When the consumer responds to the targeted offer through purchases or by other means, the database is updated with the response for later use. Customer satisfaction surveys are also conducted. A customer may, based upon its needs, use some components or all of the Company's integrated direct marketing services.

         To complement its existing services, the Company acquired Steinert & Associates, a New York City firm specializing in direct marketing communications in January 1995.

Response Management

         Response management became a core service offering in late 1994 with the acquisition of Select Marketing, Inc. in Austin, Texas, and the continued growth of Harte-Hanks Direct Marketing's Boston operation. The Company answers inbound phone calls and receives faxes and electronic messages in response to its customers' advertisements or marketing programs and fulfills the respondents' needs for information. The Company then qualifies sales leads for referrals and provides its customers with management reports based on data received from the responding consumers or businesses. Response management helps companies turn leads into sales, measure the return on their marketing communications and make more informed marketing decisions.

         With the Austin acquisition, Harte-Hanks entered the high technology market with sales and marketing support services, including lead management, database management, order processing, marketing program and seminar management, marketing research, and inbound and followup telemarketing. The Company currently serves more than 30 high technology companies. To accommodate its rapid growth, the Austin operation will move to a new facility in 1995, consolidating three present locations.

         The Company's Boston operation provides similar services for mutual funds clients and other companies. Dataview, an integrated reporting tool, was introduced in 1994 to give clients direct access to their fulfillment data along with reporting capability. Enhancements were also made to the Company's two-year-old GOLD product, a freight forwarding system that optimizes delivery of client materials.

Targeted Mail/Data Systems

         Within this core service offering, the Company mails circulars, preprints and other flat mail pieces, primarily for large national and regional retailers. Data processing services are also provided, including the maintenance of customer and outside lists and the use of list hygiene procedures to ensure maximum deliverability. These lists, combined with consumer purchase and demographic data, are segmented so that clients can target their mailings. Harte-Hanks also identifies and updates changed addresses through a nonexclusive license with the United States Postal Service. The Company provides computerized addressing using impact, ink-jet or laser printing at six mail production facilities. Targeted mail/data systems services enable customers to distribute advertising materials to consumers within a specified one to three-day delivery window.

Transportation

         The Company arranges for the transportation of time-sensitive advertising material such as dated advertising inserts and direct mail pieces to postal facilities, newspapers and mail houses nationwide. The Company uses its proprietary software system -- Transportation Optimization of Postal Savings -- to determine a transportation plan that optimizes each customer's postal costs and improves on-time delivery. The transportation service maintains seven warehouses as staging locations across the nation and has personnel located at five of the Company's mail production facilities. The Company believes that it benefits from the nationwide location of its facilities and its ability to combine printed material destined for similar locations.

Sales and Marketing

         Harte-Hanks' national direct marketing sales force is headquartered in Cincinnati, Ohio, with sales offices maintained throughout the United States, and in Toronto and London. The focus of the sales force is to position Harte-Hanks as a single source solution for a customer's target marketing needs. The sales force emphasizes cross-selling the range of direct marketing services. For example, through its database and integrated direct marketing services, the Company can define new markets for its customers and reach those markets through the creation and delivery of personalized printed materials. The sales force is supported by employees in each core service. In addition, there are specialized sales forces for response management and database. The Company generally charges transaction related fees each time it provides direct marketing services. For certain database projects it charges a one-time, negotiated fee to build a database, plus an additional fee each time the database is updated.

Facilities

         Database services are headquartered in Billerica, Massachusetts. Database services have specialty sales and service offices in Austin, River Edge (New Jersey), Toronto and London. Integrated direct marketing services are performed at the Company's state-of-the-art facilities in Cincinnati and Jacksonville, Florida. Response management services are conducted from Brockton, Massachusetts and the recently acquired operation in Austin, Texas. Targeted mail/data systems functions are primarily centralized in the Company's Baltimore facility, with mail production at five additional facilities nationwide. The transportation service maintains warehouses across the nation and has personnel located at five of the Company's mail production plants.

Competition

         Harte-Hanks' direct marketing business faces competition primarily from other companies in each core service offering, as well as from print and electronic media and other forms of advertising. Harte-Hanks believes that its state-of-the-art database and response management capabilities, combined with its national production capability and its ability to offer a full range of integrated services (i.e., targeting and identification of potential markets, and production and delivery of advertising materials), enable the Company to compete effectively.

SHOPPERS

General

         Harte-Hanks is the largest publisher of shoppers in North America based on weekly circulation and revenues, and is the only national media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications delivered free by third-class saturation mail to all households in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. As of December 31, 1994, shoppers reached approximately 6.9 million households in four markets each week -- Southern California, Northern California, Miami/Ft. Lauderdale and Dallas/Fort Worth. The Company's Southern California shopper, The Original PennySaver, accounted for 62% of these households. The Flyer in Miami/Ft. Lauderdale and Potpourri in Northern California each surpassed 1 million circulation during 1994.

         Harte-Hanks publishes 574 individual shopper editions each week distributed to zones of approximately 12,100 households each, allowing single location, local advertisers to saturate a single geographic zone and allowing multiple location advertisers to saturate multiple zones. The Company believes that its zoning and marketing capabilities and production technologies have enabled it to increase its share of the advertising expenditures in its markets. The Company's strategy in its shopper business is to increase its share of local advertising in its existing circulation areas, increase circulation through expansion into contiguous areas and make selective acquisitions. In 1994, Harte-Hanks shoppers had revenues of $176.5 million and accounted for approximately 34% of the Company's revenues.

         The combined circulation of the Company's four shoppers has grown from approximately 5.8 million households at December 31, 1992 to 6.9 million households at December 31, 1994. These 1.1 million households were added, primarily in Southern California, Miami/Ft. Lauderdale and Dallas/Fort Worth, through internal expansion. The Company believes that this expansion will provide increased revenue and operating income as the publications in these areas mature. The Company believes that expansion opportunities of approximately 3.5 million additional households exist in areas contiguous to current circulation areas.

Publications

         Harte-Hanks shoppers are published in Southern California, Northern California, Miami/Ft. Lauderdale and Dallas/Fort Worth. The Southern California unit accounted for 69% of shopper revenues in 1994.

         The following table sets forth certain information with respect to shopper publications:

                                                                        December 31,
                                                                           1994                 Number of
Market                            Publication Name                      Circulation               Zones
------                            ----------------                      -----------             ---------
Southern California               The Original PennySaver                4,330,000                   372
Northern California               Potpourri                              1,040,000                    78
Miami/Ft. Lauderdale              The Flyer                              1,016,000                    77
Dallas/Fort Worth                 Shopper's Guide                          545,000                    47
                                                                         ---------                   ---

Total                                                                    6,931,000                   574

       Shopper publications consist of classified and display advertising and are delivered to consumers' homes by third-class saturation mail. The typical shopper publication has 50 pages of classified and display advertising and is 7 by 9 1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for a four-color proprietary product, MARQUEE, carrying multiple national and regional advertisers; "print-and-deliver," single sheet inserts designed and printed by the Company; coupon books; and preprinted inserts from major retail chains. Harte-Hanks shopper publications also use audiotext "voice mail" in both pay- per-call and free formats allowing readers to access prerecorded advertising or personal messages, leave recorded messages or participate in retail store surveys targeted around local retail locations, reader opinion surveys and interactive reader contests.

       In 1994, a 104,000 circulation newsstand product was introduced in the Company's Southern California market. This publication provides increased market coverage through distribution in high traffic grocery and convenience stores. The newsstand product was made possible with a new on-line pagination system that allows for all ads from individual zoned editions to be grouped for re-publication in the newsstand edition.

       The Company has acquired, developed and applied innovative technology and customized equipment to the publication of its shoppers, which have contributed to efficiency and growth. A proprietary data processing, job tracking and pagination system, jointly developed by the Company and a software company, was installed in Southern California in 1994 and will become fully operational for all ad zones in 1995. This computer controlled system, which fully paginates both graphics and text, replaces manual pagination and simplifies production of multiple zoned editions. It also will permit designated types of advertisements to be pulled from the database, thereby allowing production of specialized niche publications, such as automotive, real estate and employment products, which may be mailed or distributed through newsstands. Harte-Hanks has installed high speed automatic inserting equipment that decreases production costs for work previously done largely by hand.

Sales and Marketing

       The Company maintains local sales offices throughout its geographic markets and employs more than 400 commissioned sales representatives who develop both targeted and saturation advertising programs for customers. The sales organization provides service to both national and local advertisers through its telemarketing departments and its field sales representatives. Shopper customers vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core customers continue to be local service businesses and small retailers. The Company is increasingly focusing its marketing efforts on larger national accounts by emphasizing its ability to deliver saturation advertising in defined zones.

       The Company has installed SAMS (Sales and Marketing System), a proprietary order entry system on a Unix platform in its Southern California sales offices. The Company typically processes approximately 19,000 customer orders each week. SAMS speeds customer order entry and facilitates placement of advertising in multiple zoned editions. The Company has expanded SAMS so that, in addition to entering advertising information for immediate publication, it will build a relational customer database, allowing sales personnel to access customer history by designated variables, thereby identifying similar potential customers and assisting follow-up with existing customers. The Company also believes the relational customer database presents the opportunity for a new revenue stream through the use of customer lists.

Facilities

       Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has five production facilities, two in Southern California and one in each of its other markets, and 22 sales offices.

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

HARTE-HANKS NEWSPAPERS

General

       Harte-Hanks publishes the only daily newspaper in Abilene, Corpus Christi, San Angelo and Wichita Falls, Texas and Anderson, South Carolina (the "five principal newspapers"). The Company also publishes four daily newspapers and 17 nondaily newspapers in higher-income suburban areas of Boston and Dallas (the "suburban newspapers"). In all of its daily newspaper markets, the Company realizes additional revenue from niche publications and specialized services (such as special interest publications and direct mail programs) aimed at targeted consumer groups. Harte-Hanks' strategy in its newspaper business is to build upon its strong local franchises, to offer complementary products and services and to expand its market areas. The Company has entered into an agreement to sell its suburban Boston publications. The sale is expected to occur in early 1995.

       The Company's five principal newspapers have achieved high levels of household penetration. For 1994, daily circulation penetration in the city zones for the five principal newspapers ranged from 49% to 72%, and Sunday circulation penetration in the city zones for the five principal newspapers ranged from 69% to 82%, providing advertisers with broad coverage of the five principal newspapers' local markets. Based on Standard Rate & Data's Circulation '94, the daily editions of the Company's newspapers in Abilene, San Angelo and Wichita Falls ranked among the top 40 in the United States based on household penetration in United States Census Bureau metropolitan statistical areas. In addition, these same newspapers' Sunday editions rank in the top 15 in the United States based on household penetration. Harte-Hanks' suburban newspapers concentrate on local news stories and other items of interest to those communities. Harte-Hanks newspapers are recognized for their editorial excellence and community leadership, with each newspaper edited locally to reflect the views and interests of the particular market it serves. In 1994, Harte-Hanks newspapers had revenues of $140.8 million and accounted for approximately 27% of the Company's revenues.

Five Principal Newspapers

       The Company believes that the high penetration levels of its five principal newspapers are important to advertisers in their determination of where to allocate advertising dollars as advertisers increasingly require evidence that their messages are actually reaching consumers. The Company's five principal newspapers, together with their related niche publications, accounted for approximately 71% of revenues of Harte-Hanks' newspapers in 1994.

       The following table sets forth certain information with respect to the Company's five principal newspapers for 1994:

                                                                             Average
                                                 Average Paid              Circulation
                                                Circulation(1)            Penetration(2)
                                                ---------------           --------------
Publication                                     Daily        Sunday       Daily     Sunday
-----------                                     -----        ------       -----     ------
Corpus Christi Caller-Times                     67,322       96,478       49%         69%
   (Founded 1877)

Abilene Reporter-News                           42,653       53,953       61%         77%
   (Founded 1881)

Anderson Independent-Mail                       42,817       48,953       72%         82%
   (Founded 1899)

Wichita Falls Times Record News                 39,385       48,000       64%         78%
   (Founded 1907)

San Angelo Standard-Times                       32,594       39,371       66%         82%
   (Founded 1884)

(1) In 1994, approximately 84% of daily circulation was home delivered, with the remaining 16% derived from single copy sales.

(2) Penetration is average paid circulation in the city zone divided by the number of households in the city zone.

       The Corpus Christi Caller-Times is a morning newspaper serving Corpus Christi, Texas and 17 surrounding counties in South Texas. For the years 1989, 1990, 1991, 1993 and 1994 the Dallas Press Club named the Caller-Times the best daily newspaper in Texas with circulation under 100,000. Average circulation of the Sunday edition of the Caller-Times increased from 87,475 in 1988 to 96,478 in 1994. Sunday circulation reached an all-time high of 100,910 in 1994. The Corpus Christi metropolitan statistical area had an estimated population of 363,600 as of December 31, 1993. The Corpus Christi economy is based on tourism, military, shipping, oil and gas production, petrochemicals, refining, manufacturing, agriculture, higher education, regional health services and regional retail services. Texas A&M University - Corpus Christi became a four-year institution with graduate programs in 1994. The Port of Corpus Christi is the nation's sixth largest in terms of shipping tonnage.

       The Abilene Reporter-News is a morning newspaper serving Abilene, Texas and its surrounding area. The Abilene metropolitan statistical area had an estimated population of 119,400 as of December 31, 1993. Abilene was recognized as one of ten All-America Cities in the United States by the National Civic League in 1990 and is the heart of a 15-county regional trade market located in Central West Texas. The Abilene economy is built around the oil and gas industry, agriculture, light industry, military, regional health services and higher education, including three universities located in Abilene.

       The Anderson Independent-Mail is a morning newspaper serving Anderson, South Carolina and its surrounding area. The Independent-Mail has a five year record of consistent product improvement and circulation growth. It has won the National Headliner Award for outstanding news reporting among United States newspapers under 60,000 circulation two of the last three years. The newspaper won the 1994 JC Penney -- University of Missouri Award for Excellence in Lifestyle sections and has placed among the Associated Press top 10 sports sections in the United States in its circulation class in each of the last 5 years. Average paid circulation of the Sunday edition of the Anderson Independent-Mail increased for the last five years, from 42,729 in 1989 to 48,953 in 1994. Anderson County had an estimated population of 148,700 as of December 31, 1993. Anderson County is the retail and manufacturing center for a 9 county area (which includes Clemson University) covering the northwest corner of South Carolina and the northeast corner of Georgia. Other industries include agriculture, healthcare, recreation and retirement services. Anderson has benefitted recently from a Bavarian Motor Works (BMW) automobile plant built near the area's regional airport. This is the German automaker's first plant outside Germany.

       The Wichita Falls Times Record News is a morning newspaper serving Wichita Falls, Texas and 16 surrounding counties in North Texas and Southern Oklahoma. The Times Record News is ranked second among all Texas daily newspapers in penetration in its metropolitan statistical area in both Sunday and daily circulation categories. The Wichita Falls metropolitan statistical area had an estimated population of 129,600 as of December 31, 1993. The Wichita Falls economy is diversified and consists of manufacturing, military, agriculture, oil and gas and retail and wholesale trade. Sheppard Air Force Base is a significant factor in the Wichita Falls economy. In 1995, the base will complete a $250 million facility expansion, which will make it the largest aircraft training center in the United States Air Force. The market will also benefit from the construction of a $80 million Texas Department of Criminal Justice unit to be completed in May 1995.

       The San Angelo Standard-Times is a morning newspaper serving San Angelo, Texas and its surrounding area. The San Angelo metropolitan statistical area had an estimated population of 101,500 as of December 31, 1993. San Angelo has a diversified economic base consisting of petroleum, military, regional health services, agriculture, light industry and higher education. Angelo State University will start construction in 1995 on a $26 million Computer Operations Center and Disaster Recovery Center, which will serve as a disaster recovery backup site for the State of Texas as well as a "hub site" for a proposed statewide telecommunications center. Goodfellow Air Force Base in San Angelo completed a $40 million facilities expansion in 1994.

Suburban Newspapers

       The Company publishes four daily newspapers and 17 nondaily newspapers in higher income suburban communities within metropolitan Boston and Dallas. Harte-Hanks' suburban newspapers concentrate on local news stories and other items of interest to the communities they serve and allow advertisers to target consumers in these communities. The suburban newspapers typically compete with daily newspapers published in the same large metropolitan area and local editions of some daily newspapers. Readers of the suburban newspapers typically subscribe to one or more other newspapers. The Company's nondaily suburban newspapers are published either once or twice a week, and many of them are distributed free of charge. The Company's suburban newspapers, together with their related niche publications, accounted for approximately 29% of Harte-Hanks newspaper revenues in 1994.

       The following table sets forth certain information with respect to the Company's suburban newspapers for 1994:

                                                                                 Type of                Average
Location                          Publication Name                             Publication            Circulation
--------                          ----------------                             -----------            -----------
MASSACHUSETTS(a)
   Framingham                     The Middlesex News                             Daily                    34,127
                                                                                 Sunday                   42,756
   Waltham                        Waltham News Tribune                           Daily                     8,868
   Dedham                         Dedham Daily Transcript                        Daily                     8,090

   Other Boston Area              Newton Graphic                                 Nondaily                 26,862
   Communities                    Needham Chronicle                              Nondaily                 11,359
                                  Arlington Advocate                             Nondaily                 10,582
                                  Wellesley Townsman                             Nondaily                  7,814
                                  Belmont Citizen-Herald                         Nondaily                  6,182
                                  Wayland-Weston Town Crier                      Nondaily                  5,516
                                  Winchester Star                                Nondaily                  5,478
                                  West Roxbury Transcript                        Nondaily                  5,013
                                  Sudbury Town Crier                             Nondaily                  3,522
                                  Watertown Sun                                  Nondaily                  3,462
                                  Roslindale Parkway Transcript                  Nondaily                  3,458

TEXAS
   Dallas Area                    Plano Star Courier                             Daily                    13,017
                                                                                 Sunday                   14,748
                                  Mesquite News                                  Nondaily                 31,548
                                  Lewisville Leader                              Nondaily                 25,413
                                  The Colony Leader                              Nondaily                  8,575
                                  McKinney Messenger                             Nondaily                  8,016
                                  Coppell Gazette                                Nondaily                  7,205
                                  Allen American                                 Nondaily                  3,942

(a) The Company has announced plans to sell its Boston community newspapers in early 1995.

Niche Publications and Services

       In addition to its primary newspaper products, in all of its markets the Company publishes numerous niche advertising and special interest publications to achieve increased market coverage. The specialized publications include newsstand products, total market coverage vehicles, guides covering specialized subjects such as television and real estate, editions zoned to particular geographic areas, weekly news products and military publications.

The Company continues to expand into local direct marketing services by offering direct mail services in each of its five principal newspaper markets. The Corpus Christi market expanded its direct mail program in 1994 into the Rio Grande Valley region of South Texas. The Company also direct mails The Money Clip, a coupon publication featuring local advertisers, into the Abilene, San Angelo and Wichita Falls markets. Harte-Hanks newspapers provide commercial printing capabilities to their customers. In 1995, all five principal newspapers will offer audiotext "voice mail" services, allowing readers to access information and leave recorded messages for advertisers by telephone 24 hours a day.

Sales and Marketing

       The Company maintains local sales offices in each of its principal newspaper markets and in Boston and Dallas. Each office has commissioned sales representatives dedicated specifically to advertising or circulation sales.
The Company uses its research capabilities and annual customer surveys to communicate with customers, track media competition and assess changes in advertising patterns and needs of customers. Harte-Hanks uses marketing techniques including programs whereby an advertiser purchases a package consisting of multiple advertisements over a specified time period for a fixed budget amount. Harte-Hanks offers a combination of products and delivery methods as part of these advertising programs. The niche publications and services offers customers increased market coverage or the ability to target specific consumer groups.

Facilities

       Harte-Hanks newspaper operations are housed in modern facilities that are owned by the Company in its five principal newspaper markets and are owned or leased in its suburban newspaper markets. The Company installed a nine-unit offset printing press in a newly expanded building in Corpus Christi in 1994. The press was operational in July of 1994 and greatly expanded the newspaper's production and color capacity.

Competition

       There are no competing daily newspapers published in the markets where the Company publishes its five principal newspapers. The Company's suburban newspapers have faced increasing competition from strengthening daily metropolitan newspapers in Boston and Dallas, including local editions of such newspapers. Each of the Company's newspapers competes in varying degrees for advertisers and readers with newspapers, magazines, radio, broadcast and cable television, shoppers, directories, direct mail and other communications media that operate in its markets.

TELEVISION

General

       The Company owns and operates KENS, a CBS-affiliated VHF television station in San Antonio, Texas, the 39th largest television market in the

United States according to Nielsen Ratings Service. San Antonio is the business and retail center for South Texas and has a growing, diversified economy based on tourism, military, health care and international trade. In all 1994 ratings sweeps, KENS' noon, 5 p.m., 6 p.m., 10 p.m. and weekend news programs were the top-rated newscasts in their time slots. KENS' 10 p.m. newscast finished 22 consecutive years as the top-rated late local newscast in the San Antonio market. KENS has consistently received the highest ratings in 50-70% of the time periods it programs locally. The Company believes that its market leadership results from strong local news programming and its highly visible community involvement and public affairs projects. In 1994, Harte-Hanks television had revenues of $28.6 million, which accounted for approximately 5% of the Company's revenues.

       According to the November 1994 Nielsen Ratings Index, KENS broadcasts to a market of approximately 628,000 households, defined as the designated market area (the "DMA"). The San Antonio DMA is served by 10 stations, including stations affiliated with the other two national networks, a Fox affiliate, two stations affiliated with Spanish language networks along with three additional independent stations and one public broadcasting station. Cable penetration is approximately 65% in the City of San Antonio. San Antonio is a growing advertising market and historically has ranked higher in terms of total television advertising dollars spent than its market ranking. Because of its market ranking and ethnic diversity, San Antonio has experienced regional and national advertising growth and frequently enjoys test-market status.

       Network affiliation can have a significant impact on the revenues of a television station because the popularity of a network's programming can affect the rates at which a station can sell time for local and national advertising. In 1994, CBS was the number one prime time network in February with the Winter Olympics, but dropped to second place in the May ratings. The network tied for second place in the November sweeps (Monday through Sunday), although it placed third in the November sweeps (Monday through Friday). The KENS network contract with CBS was renewed in January 1994 for a successive three-year term. KENS has been affiliated with CBS since the station's inception.

       Harte-Hanks' strategy is to maintain its leadership position in order to continue to increase its television revenues and to capitalize on the station's reputation and leadership position by providing additional products and services for advertisers. The Company acquired an AM radio station in San Antonio, which began broadcasting as KENS-AM on October 15, 1993. The Company moved the radio station offices and studio to its KENS television facility. KENS Radio features a news/talk format, capitalizing on the strong news reputation and advertising sales staff of KENS-TV.

       The Company also offers video production and graphics services in its full-service production facility. Video production services are provided for programming, commercial and industrial video applications and live satellite uplinking, worldwide. Graphics services provide print advertisers and other Harte-Hanks units with a full range of graphics capabilities such as ad design, ad layout, typesetting and color separation.

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

       Sales of advertising for KENS-AM and of graphics and production services are handled by a separate sales staff working with KENS' television sales staff.

Facilities

       KENS owns a modern 50,000 square foot facility constructed in 1982. The facility includes two video production studios with separate technical control rooms, a graphics facility and a satellite uplink facility. The offices and studio of KENS-AM radio are also located at this facility.

Competition

       KENS has historically ranked as the number one television station in its local market, which enhances KENS' ability to attract advertising. KENS competes with other advertising media such as newspapers and magazines, and, within its coverage areas, television and radio stations serving the same or nearby areas. KENS also competes with the local cable television system, which has 65% penetration in the City of San Antonio, according to a report published by Nielsen Ratings in November 1994.

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

Employees

       As of December 31, 1994, Harte-Hanks employed 5,281 full time employees and 944 part time employees, as follows: newspapers -- 1,702 full time and 315 part time employees; shoppers -- 1,517 full time and 379 part time employees; direct marketing -- 1,885 full time and 236 part time employees; television -- 152 full time and 14 part time employees; and corporate office -- 25 full time employees. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

Facilities

       Harte-Hanks' executive offices are located in San Antonio, Texas and occupy approximately 35,000 square feet in leased premises. The Company's business is conducted in premises containing aggregate space of approximately
2.5 million square feet nationwide. Approximately 1.6 million square feet are held under leases, which expire at dates through 2010. The balance of the properties, which are used primarily in the Company's newspaper, Southern California shopper and television operations, are owned by the Company.

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


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1994 at page 32.


ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1994 at page 30.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1994 at pages 14 through 18.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1994, which is incorporated herein by reference: All Consolidated Financial Statements (pages 19 through 22); all Notes to Consolidated Financial Statements (pages 23 through 29); and the "Independent Auditors' Report" (page 31). With the exception of the information herein expressly incorporated by reference, the Company's Annual Report to Stockholders for the year ended December 31, 1994 is not deemed filed as part of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  MANAGEMENT

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 30, 1995 for the May 19, 1995 Annual Meeting of Stockholders under the caption "Management -- Directors and Executive Officers" on pages 4 and 5.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 30, 1995 for the May 19, 1995 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information" on pages 5 through 7.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 30, 1995 for the May 19, 1995 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Principal Stockholders" on pages 2 and 3.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1994 attached hereto:

              Consolidated Balance Sheets, December 31, 1994 and 1993

              Consolidated Statements of Operations, Years ended
                December 31, 1994, 1993 and 1992

              Consolidated Statements of Cash Flows, Years ended December 31,
                1994, 1993 and 1992

              Consolidated Statements of Stockholders' Equity, Years ended
                December 31, 1994, 1993 and 1992

              Notes to Consolidated Financial Statements

              Independent Auditors' Report

(a)(2) The following accountants' report and financial schedule for years ending December 31, 1994, 1993 and 1992 are submitted herewith:

              Independent Auditors' Report 10-K Schedule

              Schedule VIII - Valuation and Qualifying Accounts

              All other schedules are omitted as the required information is inapplicable.

         (a)(3) Exhibits

Exhibit
  No.                  Description of Exhibit                          Page No.
-------  ----------------------------------------------------------    --------
  2(a)   Certificate of Ownership and Merger (filed
         as Exhibit 2(a) to the Company's Registration
         Statement No. 33-69202 and incorporated by
         reference herein).

  3(a)   Amended and Restated Certificate of Incorporation
         (filed as Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

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

 10(b)   Registration Rights Agreement dated as of
         September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit 10(b) to the Company's Form 10-K for the year ended
         December 31, 1993 and incorporated by reference herein).

 10(c)   HHC Holding Inc. 1991 Stock Option Plan (filed as
         Exhibit 10(1) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated by reference herein).

 10(d)   Amendment to HHC Holding Inc. 1991 Stock Option Plan
         (filed as Exhibit 10(1) to the Company's Form 10-K for the year ended December 31, 1992 and incorporated by reference herein).

 10(e)   Third Amended and Restated Loan Agreement dated May 19,
         1993 among the Company, The Toronto-Dominion Bank,
         NationsBank of Texas, N.A., National Westminster Bank USA,
         The First National Bank of Boston, Bank of Hawaii,
         Corestates Bank, N.A., The Bank of Nova Scotia, CIBC Inc., and National Bank of Canada; and Toronto-Dominion (Texas),
         Inc., as agent (filed as Exhibit 10(1) to the Company's
         10-Q for the quarter ended June 30, 1993 and incorporated by reference herein).

Exhibit
  No.                   Description of Exhibit                       Page No.
-------  --------------------------------------------------------    --------
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

 10(i)   Amendment No. 2 to HHC Holding Inc. 1991 Stock
         Option Plan (filed as Exhibit 10(1) to the
         Company's Registration Statement No. 33-69202 and incorporated by reference herein).

 10(j)   Harte-Hanks Communications, Inc. Pension
         Restoration Plan (filed as Exhibit 10(j) to the Company's Registration Statement No.
         33-69202 and incorporated by reference herein).

 10(k)   First Amendment, dated as of November 3, 1993 to
         Third Amended and Restated Loan Agreement dated
         May 19, 1993 among the Company, The Toronto-Dominion
           Bank, NationsBank of Texas, N.A., National Westminster
         Bank USA, The First National Bank of Boston, Bank of
         Hawaii, Corestates Bank, N.A., The Bank of Nova Scotia,
         CIBC Inc., and National Bank of Canada; and Toronto-
         Dominion (Texas), Inc., as agent (filed as Exhibit
         10(1) to the Company's Form 10-Q for the quarter ended September 30, 1993 and incorporated by reference herein).

Exhibit
  No.                    Description of Exhibit                    Page No.
-------  -----------------------------------------------------     --------
 10(1)   Amendment No. 1, dated as of November 10, 1993 to
         Note Purchase Agreement by and between Harte-Hanks
         Communications, Inc. and GS Capital Partners, L.P.,
         Stone Street Fund 1992, L.P. and Bridge Street Fund
         1992, L.P. (filed as Exhibit 10(1) to the Company's
         Form 10-Q for the quarter ended September 30, 1993
         and incorporated by reference herein).

 10(m)   Harte-Hanks Communications, Inc. Incentive Bonus Plan
         (filed as Exhibit 10(m) to the Company's Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

*11      Statement Regarding Computation of Net Income (Loss)        27
         Per Common Share.

*13      Annual Report to Securityholders (only those portions       28
         incorporated by reference into the Form 10-K are
         filed herewith).

*21      Subsidiaries of the Company.                                47

*23      Consent of KPMG Peat Marwick.                               48

 24 Power of Attorney (included on the signature page of the Registration Statement on Form S-2 filed with the Commission on September 23, 1993).

*27      Financial Data Schedule.                                    49


____________________
*Filed herewith.

             (b)    Reports on Form 8-K

                    No reports on Form 8-K have been filed during the fourth quarter of 1994.

             (c) Exhibits -- The response to this portion of Item 14 is submitted as separate section of this report on pages 27 to 49.

             (d) Financial Statement Schedule -- The response to this portion of Item 14 is submitted as a separate section of this report on page 26.


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

                                        HARTE-HANKS COMMUNICATIONS, INC.


                                    By:      /s/ Larry D. Franklin
                                        ---------------------------------
                                                 Larry D. Franklin
                                          President & Chief Executive
                                                     Officer



                                    By:     /s/ Richard L. Ritchie
                                        ---------------------------------
                                                Richard L. Ritchie
                                              Senior Vice President,
                                          Finance & Chief Financial and
                                               Accounting Officer



Date:  March 29, 1995

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

      /s/ Houston H. Harte                        /s/ Dr. Peter T. Flawn
--------------------------------              -------------------------------
   Houston H. Harte, Chairman                  Dr. Peter T. Flawn, Director


      /s/ Larry D. Franklin                      /s/ Christopher M. Harte
-------------------------------               -------------------------------
   Larry D. Franklin, Director                Christopher M. Harte, Director


       /s/ Edward H. Harte                         /s/ James L. Johnson
---------------------------------             -------------------------------
    Edward H. Harte, Director                   James L. Johnson, Director


      /s/ Andrew B. Shelton
---------------------------------
   Andrew B. Shelton, Director

                  INDEPENDENT AUDITORS' REPORT 10-K SCHEDULES


The Board of Directors and Stockholders
Harte-Hanks Communications, Inc.:

Under date of January 25, 1995, we reported on the consolidated balance sheets of Harte-Hanks Communications, Inc. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                               KMPG PEAT MARWICK LLP


San Antonio, Texas
January 25, 1995

               Harte-Hanks Communications, Inc. and Subsidiaries

                         Financial Statement Schedules


                                 Schedule VIII
                       Valuation and Qualifying Accounts

                                 (in thousands)


                                                                   Additions
                                               Balance at          Charged to                         Balance
                                               Beginning           Costs and                           at End
          Description                           of Year             Expenses          Deductions      of Year
--------------------------------               ----------          ----------         ----------      --------
Allowance for doubtful accounts:

   Year ended December 31, 1994...               $2,025              $4,839             $3,954         $2,910
                                                 ======              ======             ======         ======

   Year ended December 31, 1993...               $2,512              $4,160             $4,647         $2,025
                                                 ======              ======             ======         ======

   Year ended December 31, 1992...               $2,620              $3,649             $3,757         $2,512
                                                 ======              ======             ======         ======