Form 10-Q
period 1995-03-31
HARTE HANKS COMMUNICATIONS INC
filed 1995-05-10
CIK 45919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

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

                         Yes    X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 18,373,849 shares as of March 31, 1995

                HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 March 31, 1995

                                                                           Page
Part I.   Financial Information

     Item 1.    Interim Condensed Consolidated Financial
                Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -                    3
                  March 31, 1995 and December 31, 1994

                  Consolidated Statements of Operations -                    4
                  Three months ended March 31, 1995 and 1994

                  Consolidated Statements of Cash Flows -                    5
                  Three months ended March 31, 1995 and 1994

                  Notes to Interim Condensed Consolidated Financial          6
                  Statements

     Item 2.    Management's Discussion and Analysis of Financial            7
                Condition and Results of Operations

Part II.  Other Information

     Item 6.    Exhibits and Reports on Form 8-K                            12

          (a)     Exhibits

          (b)     Reports on Form 8-K

     Signature                                                              12

TABLE

Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
(Unaudited)
                                                            March 31,       December 31,
                                                              1995              1994
Assets
  Current assets
    Cash..............................................      $   3,979         $   4,391
    Accounts receivable, net..........................         64,553            70,929
    Inventory.........................................         15,875            13,454
    Prepaid expenses..................................          7,274             5,904
    Current deferred income tax benefit...............          6,830             6,808
    Other current assets..............................          3,561             4,143
      Total current assets............................        102,072           105,629

  Property, plant and equipment, net..................         84,657            91,278
  Goodwill, net.......................................        278,406           290,335
  Other assets........................................          6,592             9,656
      Total assets....................................      $ 471,727         $ 496,898


Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable..................................      $  35,757         $  31,229
    Accrued payroll and related expenses..............         12,121            17,996
    Accrued interest..................................            695               731
    Prepaid subscriptions.............................          3,387             3,978
    Current portion of film contracts.................          1,337             1,717
    Income taxes payable..............................         13,745             1,867
    Other current liabilities.........................         15,612            13,165
    Current portion of long term debt.................            398               469
      Total current liabilities.......................         83,052            71,152

  Long term debt......................................        250,820           292,858
  Other long term liabilities.........................         24,067            25,248
      Total liabilities...............................        357,939           389,258

  Stockholders' equity
    Common stock, $1 par value, authorized 50,000,000
      shares. Issued and outstanding 1995: 18,373,849
      shares; 1994: 18,342,503 shares.................         18,374            18,342
    Additional paid-in capital........................        144,814           144,350
    Accumulated deficit...............................        (47,455)          (53,107)
    Minimum pension liability adjustment..............         (1,945)           (1,945)
      Total stockholders' equity......................        113,788           107,640
      Total liabilities and stockholders' equity......      $ 471,727         $ 496,898



See Notes to Interim Condensed Consolidated Financial Statements.

TABLE

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)
                                                            Three Months Ended March 31,
                                                               1995            1994
Operating revenues....................................       $130,178        $115,115
Operating expenses
  Payroll.............................................         49,704          47,412
  Production and distribution.........................         47,273          40,131
  Advertising, selling, general and administrative....         14,763          13,603
  Depreciation........................................          3,416           3,180
  Goodwill amortization...............................          2,424           2,350
                                                              117,580         106,676
Operating income......................................         12,598           8,439
Other expenses (income)
  Interest expense....................................          4,946           3,966
  Interest income.....................................           (102)            (36)
  Gain on divestiture.................................        (12,293)           --
  Other, net..........................................            443             124
                                                               (7,006)          4,054
Income before income tax expense......................         19,604           4,385
Income tax expense....................................         13,494           2,118
Net income............................................       $  6,110        $  2,267

Primary:
  Earnings per common share...........................       $   0.32        $   0.12

  Weighted average common and common equivalent
    shares outstanding................................         19,139          19,051

Fully diluted:
  Earnings per common share...........................       $   0.31        $   0.12

  Weighted average common and common equivalent
    share outstanding.................................         20,601          20,483












See Notes to Interim Condensed Consolidated Financial Statements.

TABLE

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
                                                           Three Months Ended March 31,
                                                              1995           1994
Operating Activities
  Net income..........................................     $  6,110       $  2,267
  Add (deduct) non-cash income and expenses:
      Depreciation ...................................        3,416          3,180
      Goodwill amortization...........................        2,424          2,350
      Amortization of option related expense..........          240            474
      Film amortization...............................          654            616
      Deferred income taxes...........................       (1,321)          (849)
      Other, net......................................          300            236
      Gain on divestiture.............................      (12,293)          --
  Changes in operating assets and liabilities,
    net of acquisitions and divestiture
    Decrease in accounts receivable, net..............        3,626          4,916
    (Increase) decrease in inventory..................       (3,614)         1,268
    Increase in prepaid expenses and other
      current assets..................................       (1,732)        (2,994)
    Increase (decrease) in accounts payable...........        1,822         (3,874)
    Increase in other accrued expenses
      and other liabilities...........................        9,212          3,398
    Other, net........................................          222            225
      Net cash provided by operating activities.......        9,066         11,213

Investing Activities
  Purchases of property, plant and equipment..........       (3,344)        (3,660)
  Proceeds from the sale of property, plant
    and equipment and divested assets.................       40,113             62
  Acquisitions........................................       (5,760)          --
  Payments on film contracts..........................         (507)          (504)
    Net cash provided by (used in)
      investing activities............................       30,502         (4,102)

Financing Activities
  Long term debt borrowings...........................      521,255        156,625
  Payments on long term debt, including current
    maturities .......................................     (561,273)      (165,197)
  Issuance of common stock............................          496            183
  Dividends paid......................................         (458)          --
    Net cash used in financing activities.............      (39,980)        (8,389)

  Net decrease in cash................................         (412)        (1,278)

  Cash at beginning of year...........................        4,391          4,392
  Cash at end of period...............................     $  3,979       $  3,114

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

      The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

      Certain prior period amounts have been reclassified for comparative purposes.

Note B - Divestiture

      In March 1995, the Company completed the previously announced sale of its suburban Boston community newspapers, which consisted of three daily and 11 weekly publications. As a result of this transaction, the Company recognized a gain on divestiture of $2.3 million, or 11 cents per share, net of $10.0 million of income taxes.

Note C - Income Taxes

      The Company's quarterly income tax provision of $13.5 million includes $10.0 million related to the gain on divestiture. The Company's income taxes on operations of $3.5 million were calculated using an effective income tax rate of 47.2%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ended December 31, 1995. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization), which are not deductible for federal income tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Operating results were as follows:

                               Three months ended
In thousands           March 31, 1995     March 31, 1994     Change
Revenues                   $130,178           $115,115        13.1%
Operating expenses          117,580            106,676        10.2%
Operating income           $ 12,598           $  8,439        49.3%

Net income                 $  6,191           $  2,267       173.1%

Fully diluted earnings
  per share                $   0.31           $   0.12       158.3%

Consolidated revenues grew 13.1% to $130.2 million and operating income grew 49.3% to $12.6 million in the first quarter of 1995 as compared to the first quarter of 1994. The most dramatic growth occurred in the direct marketing business where revenues increased 32.1% and operating income increased 105.0%. The Company's overall growth resulted from increased business with both new and existing customers, new products and services as well as advertising and circulation rate increases. Operating expenses also rose due to the growth in business as well as higher newsprint prices and postal rates.

Net income of $6.2 million for the first quarter of 1995 includes a gain on divestiture, net of income taxes, of $2.3 million discussed under "Gain on Divestiture" (page 10). Excluding this net gain on divestiture, net income was $3.9 million, or 20 cents per share, on a fully diluted basis.

Direct Marketing

Direct marketing operating results were as follows:

                               Three months ended
In thousands           March 31, 1995     March 31, 1994     Change
Revenues                   $45,772            $34,651         32.1%
Operating expenses          41,094             32,369         27.0%
Operating income           $ 4,678            $ 2,282        105.0%

Direct marketing revenues increased $11.1 million, or 32.1%, in the first quarter of 1995 when compared to 1994. All service offerings experienced growth with the most significant revenue increases occurring in database, integrated direct marketing and response management. Direct marketing service offerings enable Harte-Hanks customers to identify and communicate with their marketing targets, evaluate responses and measure the effectiveness of their marketing communications. Overall, revenue growth resulted from increased business with both new and existing customers, particularly in services provided to the retail, banking, financial services, high technology industries and to international customers. Although the majority of direct marketing revenue growth came from existing operations, revenue growth was also affected by the October 1994 acquisition of Select Marketing Inc., an Austin, Texas company offering response management services, and the January 1995 acquisition of Steinert & Associates, a New York City direct marketing communications and advertising firm offering integrated direct marketing services.

Operating expenses increased $8.7 million, or 27.0%, in the first quarter of 1995 when compared to 1994. Payroll costs increased $3.1 million, primarily due to increased hiring to support direct marketing's revenue growth. Production costs increased $4.6 million due to increased volumes. Operating expense growth was also impacted by the acquisitions made in the fourth quarter of 1994 and the first quarter of 1995.

Shoppers

Shopper operating results were as follows:

                               Three months ended
In thousands           March 31, 1995     March 31, 1994     Change
Revenues                   $43,646            $42,092         3.7%
Operating expenses          40,704             39,831         2.2%
Operating income           $ 2,942            $ 2,261        30.1%

Excluding revenues from the Company's smallest shopper that was sold in February 1994, shopper revenues grew $2.5 million, or 6.1%, in the first quarter of 1995 as compared to 1994. Revenue increases occurred primarily in existing circulation zones and were also due, in part, to new circulation. Revenues in existing circulation zones rose due to increased rates. The revenue increase due to circulation expansion resulted from an additional 131,000 households added since March 31, 1994 as well as increased circulation of the newsstand product. The newsstand product was introduced in the Southern California market in late 1993. Total weekly shopper household circulation was 7.0 million at March 31, 1995.

Excluding operating expenses from the divested shopper, first quarter operating expenses increased $2.0 million, or 5.1%, when compared to 1994. Postage costs increased $1.8 million, or 16.9%, due primarily to a postage rate increase as well as to increased circulation and higher overweight postage costs. This increase was offset partially by lower payroll costs of $0.6 million, or 4.3%. Payroll costs decreased due to reduced headcount and changes in commission plans. Newsprint costs were flat, despite increased newsprint prices, due to reduced volumes. Newsprint consumption decreased, in part, due to the implementation of pagination technology in the Company's Southern California shopper. Pagination permits a more efficient publication design and reduces the number of pages in the book.

Newspapers

Newspaper operating results were as follows:

                               Three months ended
In thousands           March 31, 1995     March 31, 1994     Change
Revenues                   $34,878            $32,221         8.2%
Operating expenses          29,341             27,559         6.5%
Operating income           $ 5,537            $ 4,662        18.8%

Newspaper revenues increased $2.6 million, or 8.2%, in the first quarter of 1995 when compared to 1994. Overall advertising revenues were up $2.0 million, or 8.0%. In particular, classified advertising revenues grew 14.6% as a result of increases both in rates and volumes. The classified growth was attributable to growth in automotive volumes as well as help wanted volumes in the Company's suburban markets. Retail advertising revenues increased 2.8% as a result of increased rates, while insert revenues rose slightly. In addition, niche and specialty product revenues were up primarily as a result of a direct mail initiative into South Texas, which began in 1994. Circulation revenues increased 7.9%, reflecting home delivery price increases in the fall of 1994.

Newspaper operating expenses increased $1.8 million, or 6.5%, in the first quarter of 1995 when compared to 1994. Payroll costs were $0.5 million higher, or 3.9%, due to increased sales commissions on higher advertising volumes and normal payroll increases. Newsprint costs increased $0.5 million, or 14.6%, as a result of higher average newsprint prices offset slightly by reduced volumes. The reduction in volumes was attributable to newsprint savings from the new press installed in July 1994 at the Corpus Christi Caller-Times as well as to various operating decisions that affected newsprint consumption. Costs associated with the direct mail program also rose due to the postal rate increase in January 1995, as well as to increased volumes.

Television

Television operating results were as follows:

                               Three months ended
In thousands           March 31, 1995     March 31, 1994     Change
Revenues                   $5,882             $6,151         -4.4%
Operating expenses          4,457              4,711         -5.4%
Operating income           $1,425             $1,440         -1.0%

Revenues for the television segment decreased $0.3 million, or 4.4%, in the first quarter of 1995 when compared to 1994. Revenues from the television station operation decreased $0.1 million, or 2.8%, when compared to 1994, which benefited from significant political revenue and CBS coverage of the NFL playoffs and winter Olympics. The television segment revenue decrease was also affected by decreased revenues from the segment's print graphics services and the absence of a direct mail publication in the first quarter of 1995.

First quarter expenses for the television segment decreased $0.3 million, or 5.4%, when compared to 1994 primarily due to reduced costs associated with print graphics and direct mail services.

Gain on Divestiture

In March 1995, the Company completed the previously announced sale of its suburban Boston community newspapers, which consisted of three daily and 11 weekly publications. As a result of this transaction, the Company recognized a gain on divestiture of $2.3 million, or 11 cents per share, net of $10.0 million of income taxes.

Interest Expense

Interest expense increased $1.0 million in the first quarter of 1995 when compared to 1994 as a result of higher interest rates. Although short term interest rates rose throughout 1994, the impact on the Company was mitigated somewhat by more favorable pricing under terms of the Company's credit facility. The more favorable pricing is a result of increased operating cash flow, as defined in the Company's credit facility agreement, and reduced debt levels. In addition, the Company is realizing lower interest costs and commitment fees after amending its revolving credit commitment in February 1995.

Income Taxes

The Company's income tax expense of $13.5 million for the first quarter of 1995 includes $10.0 million of income taxes relating to the gain on divestiture. The remaining income tax expense of $3.5 million related to operations increased $1.4 million when compared to the first quarter of 1994. The expense increase was directly related to the increased income levels.

Liquidity and Capital Resources

Cash provided from operating activities for the three months ended March 31, 1995 was $9.1 million as compared to $11.2 million for the three months ended March 31, 1994. Net cash inflows for investing activities were $30.5 million as compared to outflows of $4.1 million in 1994. Year-to-date investing activities for 1995 included $40.1 million in sales proceeds from the sale of property, plant and equipment and divested assets. These proceeds resulted primarily from the sale of the Boston community newspapers and were used to reduce borrowings under the Company's credit facility.
Also included in year-to-date investing activities were expenditures of $5.8 million for acquisitions and $3.3 million for equipment purchases.

Capital resources are available from and provided through the Company's unsecured credit facility. All borrowings under the revolving credit facility are to be repaid by December 31, 2001. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations, anticipated capital and film expenditures and debt service requirements for the foreseeable future. As of March 31, 1995, the Company had $115.0 million of unused borrowing capacity under its credit facility, of which $24.1 million was reserved to serve as backup for the Company's outstanding commercial paper and other short-term borrowing facilities.

PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits.  See index to Exhibits on Page 13.

      (b) No reports on Form 8-K were filed for the three months ended March 31, 1995.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           HARTE-HANKS COMMUNICATIONS, INC.


         May 10, 1995                          /s/  Richard L. Ritchie
             Date                                 Richard L. Ritchie
                                                Senior Vice President,
                                             Finance and Chief Financial
                                                and Accounting Officer
/TABLE

Exhibit
  No.                     Description of Exhibit                   Page No.

*10(n)     Second Amendment to Third Amended and Restated Loan       14
           Agreement dated as of February 2, 1995 among the
           Company, NationsBank of Texas, N.A., National
           Westminster Bank USA, The Bank of Nova Scotia,
           The First National Bank of Boston, Bank of Hawaii,
           The Bank of Tokyo, LTD., Dallas Agency, Corestates
           Bank, N.A. and CIBC Inc. and Toronto-Dominion (Texas),
           Inc. in its Individual Capacity and as Agent.

*11        Statement Regarding Computation of Net Income             35
           Common Share

*27        Financial Data Schedules                                  36


* Filed herewith.