Form 10-Q
period 1995-06-30
HARTE HANKS COMMUNICATIONS INC
filed 1995-08-10
CIK 45919

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes  X    No
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 19,890,782 shares as of June 30, 1995.

                HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                  June 30, 1995


                                                                                                              Page
                                                                                                              ----

Part I.        Financial Information

        Item 1.         Interim Condensed Consolidated Financial
                        Statements (Unaudited)

                           Condensed Consolidated Balance Sheets -                                               3
                           June 30, 1995 and December 31, 1994

                           Consolidated Statements of Operations -                                               4
                           Three months ended June 30, 1995 and 1994

                           Consolidated Statements of Operations -                                               5
                           Six months ended June 30, 1995 and 1994

                           Consolidated Statements of Cash Flows -                                               6
                           Six months ended June 30, 1995 and 1994

                           Notes to Interim Condensed Consolidated Financial                                     7
                           Statements

        Item 2.         Management's Discussion and Analysis of Financial                                        9
                        Condition and Results of Operations

Part II.       Other Information

        Item 4.         Submission of Matters to a Vote of Security Holders                                     15

        Item 6.         Exhibits and Reports on Form 8-K                                                        15

               (a)         Exhibits

               (b)         Reports on Form 8-K

        Signature                                                                                               15

Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
--------------------------------------------------------------------------------
(Unaudited)


                                                             June 30,      December 31,
                                                               1995           1994
                                                             --------      ------------
Assets
   Current assets
      Cash .............................................   $     5,825    $     4,391
      Accounts receivable, net .........................        68,528         70,929
      Inventory ........................................        17,184         13,454
      Prepaid expenses .................................         6,002          5,904
      Current deferred income tax benefit ..............         7,064          6,808
      Other current assets .............................         3,593          4,143
                                                           -----------    -----------
         Total current assets ..........................       108,196        105,629

   Property, plant and equipment, net ..................        86,399         91,278
   Goodwill, net .......................................       276,108        290,335
   Other assets ........................................         6,319          9,656
                                                           -----------    -----------
         Total assets ..................................   $   477,022    $   496,898
                                                           ===========    ===========


Liabilities and Stockholders' Equity
   Current liabilities
      Accounts payable .................................   $    33,023    $    31,229
      Accrued payroll and related expenses .............        14,320         17,996
      Accrued interest .................................           549            731
      Prepaid subscriptions ............................         3,204          3,978
      Current portion of film contracts ................           934          1,717
      Income taxes payable .............................         1,658          1,867
      Other current liabilities ........................        14,199         13,165
      Current portion of long term debt ................            50            469
                                                           -----------    -----------
         Total current liabilities .....................        67,937         71,152

   Long term debt ......................................       241,720        292,858
   Other long term liabilities .........................        24,271         25,248
                                                           -----------    -----------
         Total liabilities .............................       333,928        389,258
                                                           -----------    -----------

   Stockholders' equity
      Common stock, $1 par value, authorized 50,000,000
         shares. Issued and outstanding 1995: 19,890,782
         shares; 1994: 18,342,503 shares ...............        19,891         18,342
      Additional paid-in capital .......................       164,377        144,350
      Accumulated deficit ..............................       (39,229)       (53,107)
      Minimum pension liability adjustment .............        (1,945)        (1,945)
                                                           -----------    -----------
         Total stockholders' equity ....................       143,094        107,640
                                                           -----------    -----------
         Total liabilities and stockholders' equity ....   $   477,022    $   496,898
                                                           ===========    ===========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                          1995          1994
                                                          ----          ----
Operating revenues ................................   $  133,808    $  126,866
                                                      ----------    ----------
Operating expenses
   Payroll ........................................       47,125        47,219
   Production and distribution ....................       46,020        44,049
   Advertising, selling, general and
     administrative................................       14,213        12,330
   Depreciation ...................................        3,331         3,156
   Goodwill amortization ..........................        2,298         2,352
                                                      ----------    ----------
                                                         112,987       109,106
                                                      ----------    ----------
Operating income ..................................       20,821        17,760
                                                      ----------    ----------
Other expenses (income)
   Interest expense ...............................        4,157         4,144
   Interest income ................................          (37)          (55)
   Other, net .....................................          409           153
                                                      ----------    ----------
                                                           4,529         4,242
                                                      ----------    ----------
Income before income tax expense ..................       16,292        13,518
Income tax expense ................................        7,564         6,579
                                                      ----------    ----------
Net income ........................................   $    8,728    $    6,939
                                                      ==========    ==========
Primary:
   Earnings per common share ......................   $     0.44    $     0.36
                                                      ==========    ==========
   Weighted average common and common equivalent
      shares outstanding ..........................       19,831        19,031
                                                      ==========    ==========
Fully diluted:
   Earnings per common share ......................   $     0.43    $     0.35
                                                      ==========    ==========
   Weighted average common and common equivalent
      share outstanding ...........................       20,757        20,483
                                                      ==========    ==========

See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1995           1994
                                                         ----           ----

Operating revenues ................................   $  263,986     $  241,981
                                                      ----------     ----------
Operating expenses
   Payroll ........................................       96,829         94,631
   Production and distribution ....................       93,293         84,180
   Advertising, selling, general and
     administrative................................       28,976         25,933
   Depreciation ...................................        6,747          6,336
   Goodwill amortization ..........................        4,722          4,702
                                                      ----------     ----------
                                                         230,567        215,782
                                                      ----------     ----------
Operating income ..................................       33,419         26,199
                                                      ----------     ----------
Other expenses (income)
   Interest expense ...............................        9,103          8,110
   Interest income ................................         (139)           (91)
   Other, net .....................................          852            277
   Gain on divestiture ............................      (12,293)          --
                                                      ----------     ----------
                                                          (2,477)         8,296
                                                      ----------     ----------
Income before income tax expense ..................       35,896         17,903
Income tax expense ................................       21,058          8,697
                                                      ----------     ----------
Net income ........................................   $   14,838     $    9,206
                                                      ==========     ==========
Net income per share -- primary ...................   $     0.76     $     0.48
                                                      ==========     ==========
   Weighted average common and common equivalent
      shares outstanding ..........................       19,485         19,041
                                                      ==========     ==========
Net income per share -- fully diluted .............   $     0.73     $     0.47
                                                      ==========     ==========
   Weighted average common and common equivalent
      share outstanding ...........................       20,679         20,483
                                                      ==========     ==========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1995          1994
                                                         ----          ----
Operating Activities
   Net income .....................................   $   14,838    $    9,206
  Add (deduct) non-cash income and expenses:
         Depreciation .............................        6,747         6,336
         Goodwill amortization ....................        4,722         4,702
         Amortization of option related expense ...          836           789
         Film amortization ........................        1,284         1,233
         Deferred income taxes ....................       (1,450)       (1,521)
         Other, net ...............................          330           235
         Gain on divestiture ......................      (12,293)         --
   Changes in operating assets and liabilities,
      net of acquisitions and divestiture
      Increase in accounts receivable, net ........         (349)         (275)
      Increase in inventory .......................       (4,923)       (2,045)
      Increase in prepaid expenses and other
         current assets ...........................         (931)       (2,933)
      Increase (decrease) in accounts payable .....        1,227        (1,980)
      Increase (decrease) in other accrued expenses
         and other liabilities ....................       (2,421)        5,120
      Other, net ..................................          (86)         (315)
                                                      ----------    ----------
         Net cash provided by operating
           activities..............................        7,531        18,552
                                                      ----------    ----------
Investing Activities
   Purchases of property, plant and equipment .....       (8,411)       (7,835)
   Proceeds from the sale of property, plant
     and equipment and divested assets ............       40,034           126
   Acquisitions ...................................       (5,760)         --
   Payments on film contracts .....................       (1,065)         (964)
                                                      ----------    ----------
      Net cash provided by (used in)
         investing activities .....................       24,798        (8,673)
                                                      ----------    ----------
Financing Activities
   Long term debt borrowings ......................      739,964       224,028
   Payments on long term debt, including current
      maturities ..................................     (771,521)     (233,936)
   Issuance of common stock .......................        1,622           429
   Dividends paid .................................         (960)         --
                                                      ----------    ----------
      Net cash used in financing activities .......      (30,895)       (9,479)
                                                      ----------    ----------
   Net decrease in cash ...........................        1,434           400

   Cash at beginning of year ......................        4,391         4,392
                                                      ----------    ----------
   Cash at end of period ..........................   $    5,825    $    4,792
                                                      ==========    ==========


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

      The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

Note C - Income Taxes

      The Company's quarterly income tax calculation is based on an effective income tax rate that is derived by estimating pretax income and income tax expense for the entire year ended December 31, 1995. Included in the year-to-date income tax provision of $21.1 million is $10.0 million related to the gain on divestiture. Excluding the effect of the gain, applying the estimated annual effective income tax rate of 46.7% to the pretax operating income results for the six months ended June 30, 1995 results in an income tax expense of $11.1 million. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization), which are not deductible for federal income tax purposes.

Note D - Long Term Debt

      On May 26, 1995, the Company issued 1,428,571 shares of common stock upon conversion of the $20 million principal amount of the Company's 6 1/4% convertible notes. Accordingly, the Company transferred $20 million less $0.1 million of unamortized issue costs, to stockholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Operating results were as follows:


                              THREE MONTHS ENDED                           SIX MONTHS ENDED
IN THOUSANDS             JUNE 30, 1995   JUNE 30, 1994    CHANGE     JUNE 30, 1995   JUNE 30, 1994    CHANGE
------------             -------------   -------------    ------     -------------   -------------    ------
Revenues                   $133,808         $126,866       5.5%        $263,986         $241,981        9.1%
Operating expenses          112,987          109,106       3.6%         230,567          215,782        6.9%
                           --------         --------                   --------         --------
Operating income           $ 20,821         $ 17,760      17.2%        $ 33,419         $ 26,199       27.6%
                           ========         ========                   ========         ========

Net income                 $  8,728         $  6,939      25.8%        $ 14,838         $  9,206       61.2%
                           ========         ========                   ========         ========
Fully diluted earnings
  per share                $   0.43         $   0.35      22.9%        $   0.73         $   0.47       55.3%
                           ========         ========                   ========         ========

Excluding the results of the Boston community newspapers sold on March 31, 1995, consolidated revenues grew 12.4% to $133.8 million and operating income grew 21.8% to $20.8 million in the second quarter of 1995 as compared to the second quarter of 1994. The most dramatic growth occurred in the direct marketing business where revenues increased 25.8% and operating income increased 75.4%. The Company's overall growth in both the quarter and first six months resulted from increased business with both new and existing customers, new products and services as well as advertising and circulation rate increases. Operating expenses in both periods also rose due to the growth in business as well as higher newsprint prices and postal rates.

Net income of $14.8 million for the first half of 1995 includes a gain on divestiture of $2.3 million, net of income taxes, discussed under "Gain on Divestiture" (page 13). Excluding this net gain on divestiture, net income was $12.6 million, or 62 cents per share, on a fully diluted basis.

Direct Marketing

Direct marketing operating results were as follows:


                              THREE MONTHS ENDED                          SIX MONTHS ENDED
IN THOUSANDS            JUNE 30, 1995   JUNE 30, 1994    CHANGE     JUNE 30, 1995    JUNE 30, 1994    CHANGE
------------            -------------   -------------    ------     -------------    -------------    ------
Revenues                   $49,528          $39,377       25.8%        $95,300          $74,028        28.7%
Operating expenses          41,724           34,927       19.5%         82,818           67,296        23.1%
                           -------          -------                    -------          -------
Operating income           $ 7,804          $ 4,450       75.4%        $12,482          $ 6,732        85.4%
                           =======          =======                    =======          =======

Direct marketing revenues increased $10.2 million, or 25.8%, in the second quarter of 1995 when compared to 1994. All service offerings achieved growth, with the most significant increases occurring in database, integrated direct marketing and response management services. Direct marketing service offerings enable Harte-Hanks' customers to identify and communicate with their marketing targets, evaluate responses and measure the effectiveness of their marketing communications. Overall, revenue growth resulted from increased business with existing customers through cross-selling and leveraging the Company's advertising and marketing expertise within service offerings. In addition, revenue growth was generated by new customers, particularly in the retail, financial services and high technology industries, as well as by international customers. Although the majority of direct marketing's revenue growth came from existing operations, a portion of the increase was attributable to the acquisitions of Select Marketing, Inc., an Austin, Texas response management company, and Steinert & Associates, a New York City advertising and marketing communications firm, which occurred in October 1994 and January 1995, respectively.

Second quarter operating expenses increased $6.8 million, or 19.5%, when compared to 1994. Payroll costs were up $3.8 million as a result of increased hiring to support revenue growth. Also contributing to the increase in operating expenses were additional general and administrative and production costs of $1.7 million and $1.1 million, respectively, due to increased volumes. The acquisitions noted above were another contributing factor.

Direct marketing revenues increased $21.3 million, or 28.7%, in the first six months of 1995 as compared to the comparable 1994 period. Increased revenues reflect growth in all core service offerings, particularly in database, integrated direct marketing and response management. The revenue increase during this time period was also affected by the acquisitions.

Year-to-date 1995 operating expenses rose $15.5 million, or 23.1%, when compared to 1994. Payroll costs increased $6.9 million due to additional hiring to support revenue growth. In addition, production costs increased $5.6 million due to increased volumes. The remainder of the increased operating expenses was driven by acquisitions and, to a lesser extent, general and administrative costs incurred as a result of overall growth.

Shoppers

Shopper operating results were as follows:


                             THREE MONTHS ENDED                       SIX MONTHS ENDED
IN THOUSANDS            JUNE 30, 1995    JUNE 30, 1994   CHANGE    JUNE 30, 1995    JUNE 30, 1994     CHANGE
------------            -------------    -------------   ------    -------------    -------------     ------
Revenues                   $48,285          $45,350        6.5%        $91,931          $87,442         5.1%
Operating expenses          41,838           39,634        5.6%         82,542           79,465         3.9%
                           -------          -------                    -------          -------
Operating income           $ 6,447          $ 5,716       12.8%        $ 9,389          $ 7,977        17.7%
                           =======          =======                    =======          =======

Shopper revenues grew $2.9 million, or 6.5%, in the second quarter of 1995 as compared to 1994. Revenue increases occurred primarily in existing circulation zones, driven primarily by rate increases, and were also due, in part, to adjacent geographic circulation expansion. Total weekly shopper household circulation was 7.0 million at June 30, 1995.

Second quarter operating expenses increased $2.2 million, or 5.6%, when compared to 1994. Postage costs increased $1.4 million, primarily due to a 14% postage rate increase as well as to increased circulation. In addition, production costs increased $0.5 million, primarily due to higher color printing costs and volumes. Newsprint costs increased $0.4 million, or 12.0%, due to higher newsprint prices, offset by reduced consumption due in part to new pagination technology in the Company's Southern California and Miami shoppers. Pagination technology permits a more efficient publication design and reduces the number of pages in the book. The increase in production costs was partially offset by lower payroll costs of $0.5 million, or 3.3%, due in part, to reduced headcount, made possible by the Company's new technology as well as changes in commission plans.

Excluding revenues from the Company's smallest shopper that was sold in February 1994, year-to-date revenues increased $5.4 million, or 6.3%, as compared to 1994. Revenue growth for the first six months of 1995 was primarily attributable to increased advertising rates in existing circulation zones as well as new circulation from household expansion and increased circulation of the newsstand product.

Excluding operating expenses from the divested shopper, year-to-date operating costs increased $4.2 million, or 5.4%, in the first six months of 1995 as compared to 1994. Postage costs increased $3.2 million, due primarily to a postage rate increase as well as to increased circulation. In addition, color printing costs and newsprint increases contributed to increased operating costs. Higher production costs were primarily a result of increased color printing costs and volumes. Newsprint costs increased due to higher newsprint prices, offset in part by reduced volumes due to the new pagination technology. The increased operating costs were partially offset by lower payroll costs of $1.1 million due to reduced headcount and changes in commission plans.

Newspapers

Newspaper operating results were as follows:


                                THREE MONTHS ENDED                          SIX MONTHS ENDED
IN THOUSANDS             JUNE 30, 1995   JUNE 30, 1994   CHANGE      JUNE 30, 1995   JUNE 30, 1994    CHANGE
------------             -------------   -------------   ------      -------------   -------------    ------
Revenues                   $29,282          $34,791      -15.8%        $64,160          $67,012        -4.3%
Operating expenses          22,339           27,794      -19.6%         51,680           55,353        -6.6%
                           -------          -------                    -------          -------
Operating income           $ 6,943          $ 6,997      - 0.8%        $12,480          $11,659         7.0%
                           =======          =======                    =======          =======

Newspaper revenues decreased $5.5 million, or 15.8%, in the second quarter of 1995 when compared to 1994. This decrease is due to the March 1995 divestiture of the Company's Boston community newspapers. Excluding the results from the Boston community newspapers, second quarter newspaper revenues increased 8.7%, $2.3 million, to $29.3 million. Advertising revenues were up $1.0 million, or 5.4%. In particular, classified advertising revenues grew 9.5% as a result of increases both in rates and volumes. The classified growth was attributable to increased revenues from automotive and help wanted. Retail advertising revenues increased 1.8% on slightly lower volumes. Insert revenues rose 7.0% on increased volumes. In addition, niche and specialty product revenues grew primarily due to a direct mail initiative into South Texas, begun in 1994, and to audiotext, a new revenue stream for the newspapers. Circulation revenues increased 10.3%, reflecting home delivery price increases implemented in the fall of 1994.

Newspaper operating expenses decreased $5.5 million, or 19.6%, in the second quarter of 1995 when compared to 1994. Excluding the divested Boston community newspapers, operating expenses increased $1.7 million, or 8.3% in the second quarter of 1995. Newsprint costs increased $0.9 million, or 30.6%, as a result of higher average newsprint prices offset slightly by reduced volumes. The reduction in volumes was attributable to newsprint savings from the new press installed in July 1994 at the Corpus Christi Caller-Times as well as to various operating decisions to control newsprint consumption. Costs associated with the direct mail program also rose due to increased volumes as well as the January 1995 postal rate increase.

Newspaper revenues decreased $2.9 million, or 4.3%, in the first half of 1995 when compared to 1994. Excluding the divested Boston newspapers' results, year-to-date revenues increased 8.1%, or $4.3 million, as compared to 1994. Advertising revenues were up $1.9 million, or 5.3%. In particular, classified advertising revenues grew 11.1% as a result of increases both in rates and volumes. The classified revenue growth was primarily attributable to increases in help wanted and automotive categories. Insert revenues increased 3.1% as a result of increased volumes, while retail advertising revenues rose slightly. In addition, niche and specialty product revenues were up primarily as a result of a South Texas direct mail initiative and audiotext revenues. Circulation revenues increased 9.3%, reflecting home delivery price increases in the fall of 1994.

First half newspaper operating expenses decreased $3.7 million, or 6.6%, when compared to 1994. Excluding the divested Boston newspapers, operating expenses increased $2.9 million, or 7.1% over 1994. Newsprint costs increased $1.3 million, or 21.9%, as a result of higher average newsprint prices offset slightly by reduced volumes. Postage costs associated with the direct mail program also increased.

Television

Television operating results were as follows:


                             THREE MONTHS ENDED                       SIX MONTHS ENDED
IN THOUSANDS          JUNE 30, 1995   JUNE 30, 1994   CHANGE    JUNE 30, 1995   JUNE 30, 1994   CHANGE
------------          -------------   -------------   ------    -------------   -------------   ------
Revenues                 $6,713          $ 7,348      - 8.6%       $12,595         $13,499      - 6.7%
Operating expenses        4,667            4,775      - 2.3%         9,124           9,486      - 3.8%
                         ------          -------                   -------         -------
Operating income         $2,046          $ 2,573      -20.5%       $ 3,471         $ 4,013      -13.5%
                         ======          =======                   =======         =======

Revenues for the television segment decreased $0.6 million, or 8.6%, in the second quarter of 1995 when compared to 1994. The majority of this decline, $0.4 million, was due to lower national advertising revenues as a result of weak CBS network ratings during the February and May 1995 rating periods. At the Company's initiative, a new network affiliation agreement was negotiated and will commence later this year. Television segment revenues were also affected by the absence of a direct mail publication in 1995.

Second quarter operating expenses for the television segment decreased $0.1 million, or 2.3%, when compared to the same period in 1994. The decrease was attributable to the absence of costs associated with the direct mail publication and to effective management of payroll and sales commission costs. Partially offsetting these cost reductions was an increase in general and administrative costs, which primarily resulted from costs associated with the change from a diary rating service to a metered rating service.

Revenues for the television segment decreased $0.9 million, or 6.7%, in the first half of 1995 when compared to 1994. Contributing to these results were lower national advertising revenues reflecting weak CBS network performance. In addition, the first quarter of 1994 benefited from political revenue and CBS coverage of the National Football League playoffs and winter Olympics.

First half operating expenses for the television segment decreased $0.4 million, or 3.8%, when compared to the same time period in 1994. The decrease was due to lower payroll costs and direct mail publication production costs offset partially by higher metered rating service costs as discussed above.

Gain on Divestiture

In March 1995, the Company completed the previously announced sale of its suburban Boston community newspapers, which consisted of three daily and 11 weekly publications. As a result of this transaction, the Company recognized a gain on divestiture of $2.3 million, or 11 cents per share, net of $10.0 million of income taxes.

Interest Expense

Interest expense remained relatively constant for the second quarter of 1995 when compared to 1994. Interest expense for the first six months of 1995 increased $1.0 million from the same period in 1994 due primarily to higher interest rates experienced during 1995 partially offset by reduced borrowing levels. Although short-term interest rates rose throughout 1994, the impact on the Company was mitigated somewhat by more favorable pricing under terms of the Company's credit facility. The more favorable pricing is a result of increased operating cash flow, as defined in the Company's credit facility agreement, and reduced debt levels. In addition, the Company is realizing lower interest costs and commitment fees after amending its revolving credit commitment in February 1995.

In May 1995, the $20 million principal amount of the Company's 6 1/4% convertible notes due September 15, 2002 were converted into 1,428,571 shares of common stock. The conversion will result in annual interest expense savings of $1.3 million going forward.

Income Taxes

Income tax expense increased $1.0 million in the second quarter of 1995 when compared to the same period in 1994. The expense increase was primarily due to increased income levels.

Year-to-date income tax expense of $21.1 million includes $10.0 million of income taxes relating to the gain on divestiture. The remaining income tax expense of $11.1 million related to operations increased $2.4 million when compared to 1994.

Liquidity and Capital Resources

Cash provided from operating activities for the six months ended June 30, 1995 was $7.5 million as compared to $18.6 million for the six months ended June 30, 1994. Net cash inflows for investing activities were $24.8 million as compared to outflows of $8.7 million in 1994. Investing activities for the first six months of 1995 included $40.0 million in sales proceeds from the sale of property, plant and equipment and divested assets. Also included in investing activities were expenditures of $5.8 million for acquisitions and $8.4 million for capital investments. Cash provided from operating activities and the sale of the Boston community newspapers were used to reduce borrowings under the Company's credit facility and to make capital investments and acquisitions.

Capital resources are available from and provided through the Company's unsecured credit facility. All borrowings under the revolving credit facility are to be repaid by December 31, 2001. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations, anticipated capital and film expenditures and debt service requirements for the foreseeable future. As of June 30, 1995, the Company had $90 million of unused borrowing capacity under its credit facility, of which $10 million was reserved to serve as backup for the Company's outstanding commercial paper and other short-term borrowing facilities.

PART II.   OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              The Company held its annual meeting of stockholders on May 19, 1995. At the meeting the stockholders were requested to vote on the election of Larry Franklin, Edward H. Harte and James L. Johnson as Class II directors for three year terms. The result of the vote was as follows:

              Director                      Votes For             Withheld
              --------                      ---------             --------
              Larry Franklin                16,685,730            3,628
              Edward H. Harte               16,685,863            3,495
              James L. Johnson              16,682,880            6,478

              The names of each other director whose term of office continued after the meeting are: Dr. Peter T. Flawn, Christopher M. Harte, Houston H. Harte and Andrew B. Shelton.

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits.  See index to Exhibits on Page 16.

              (b) No reports on Form 8-K were filed for the six months ended June 30, 1995.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                HARTE-HANKS COMMUNICATIONS, INC.


       August 10, 1995                             /s/  Richard L. Ritchie
       ---------------                             ----------------------------
            Date                                        Richard L. Ritchie
                                                       Senior Vice President,
                                                    Finance and Chief Financial
                                                       and Accounting Officer



Exhibit
  No.                           Description of Exhibit                                             Page No.
-------                         ----------------------                                             --------
*11              Statement Regarding Computation of Net Income                                       35
                 Common Share

*27              Financial Data Schedules                                                            37

---------------
* Filed herewith.