Form 10-Q
period 1995-09-30
HARTE HANKS COMMUNICATIONS INC
filed 1995-11-13
CIK 45919

SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C.  20549

                                                 FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

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

                                        Yes    X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 19,916,907 shares as of September 30, 1995

                                 HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                 TABLE OF CONTENTS
                                                 FORM 10-Q REPORT
                                                September 30, 1995

                                                                                                         Page
Part I.       Financial Information

       Item 1.         Interim Condensed Consolidated Financial
                       Statements (Unaudited)

                         Condensed Consolidated Balance Sheets -                                           3
                         September 30, 1995 and December 31, 1994

                         Consolidated Statements of Operations -                                           4
                         Three months ended September 30, 1995 and 1994

                         Consolidated Statements of Operations -                                           5
                         Nine months ended September 30, 1995 and 1994

                         Consolidated Statements of Cash Flows -                                           6
                         Nine months ended September 30, 1995 and 1994

                         Notes to Interim Condensed Consolidated Financial                                 7
                         Statements

       Item 2.         Management's Discussion and Analysis of Financial                                   9
                       Condition and Results of Operations

Part II.      Other Information

       Item 6.         Exhibits and Reports on Form 8-K                                                   15

              (a)        Exhibits

              (b)        Reports on Form 8-K

       Signature                                                                                          15

Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
(Unaudited)
                                                                                    September 30,          December 31,
                                                                                        1995                   1994
Assets
   Current assets
      Cash..............................................                              $   7,419              $   4,391
      Accounts receivable, net..........................                                 68,679                 70,929
      Inventory.........................................                                 20,498                 13,454
      Prepaid expenses..................................                                  5,461                  5,904
      Current deferred income tax benefit...............                                  7,758                  6,808
      Other current assets..............................                                  4,477                  4,143
         Total current assets............................                               114,292                105,629

   Property, plant and equipment, net..................                                  87,903                 91,278
   Goodwill, net.......................................                                 273,810                290,335
   Other assets........................................                                   5,920                  9,656
         Total assets....................................                             $ 481,925              $ 496,898


Liabilities and Stockholders' Equity
   Current liabilities
      Accounts payable..................................                              $  39,838              $  31,229
      Accrued payroll and related expenses..............                                 15,176                 17,996
      Accrued interest..................................                                    546                    731
      Prepaid subscriptions.............................                                  3,175                  3,978
      Current portion of film contracts.................                                  1,264                  1,717
      Income taxes payable..............................                                   --                    1,867
      Other current liabilities.........................                                 15,664                 13,165
      Current portion of long term debt.................                                     50                    469
         Total current liabilities.......................                                75,713                 71,152

   Long term debt......................................                                 228,270                292,858
   Other long term liabilities.........................                                  25,910                 25,248
         Total liabilities...............................                               329,893                389,258

   Stockholders' equity
      Common stock, $1 par value, authorized 50,000,000
         shares. Issued and outstanding 1995: 19,916,907
         shares; 1994: 18,342,503 shares.................                                19,917                 18,342
      Additional paid-in capital........................                                164,861                144,350
      Accumulated deficit...............................                                (30,801)               (53,107)
      Minimum pension liability adjustment..............                                 (1,945)                (1,945)
         Total stockholders' equity......................                               152,032                107,640
         Total liabilities and stockholders' equity......                             $ 481,925              $ 496,898

See Notes to Interim Condensed Consolidated Financial Statements.
/TABLE

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)
                                                                                 Three Months Ended September 30,
                                                                                       1995                    1994
Operating revenues....................................                               $130,178                $128,433
Operating expenses
   Payroll.............................................                                46,169                  48,072
   Production and distribution.........................                                46,724                  45,155
   Advertising, selling, general and administrative....                                12,856                  12,981
   Depreciation........................................                                 3,364                   3,030
   Goodwill amortization...............................                                 2,299                   2,352
                                                                                      111,412                 111,590
Operating income......................................                                 18,766                  16,843
Other expenses (income)
   Interest expense....................................                                 3,784                   4,404
   Interest income.....................................                                   (52)                    (49)
   Gain on divestiture.................................                                (1,454)                   --
   Other, net..........................................                                   211                     410
                                                                                        2,489                   4,765
Income before income tax expense......................                                 16,277                  12,078
Income tax expense....................................                                  7,354                   5,829
Net income............................................                               $  8,923                $  6,249

Primary:
   Earnings per common share...........................                              $   0.43                $   0.33

   Weighted average common and common equivalent
      shares outstanding................................                               20,816                  19,046

Fully diluted:
   Earnings per common share...........................                              $   0.43                $   0.31

   Weighted average common and common equivalent
      shares outstanding................................                               20,869                  20,482











See Notes to Interim Condensed Consolidated Financial Statements.
/TABLE

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)
                                                                                  Nine Months Ended September 30,
                                                                                       1995                  1994
Operating revenues....................................                               $394,164              $370,414
Operating expenses
   Payroll.............................................                               142,998               142,703
   Production and distribution.........................                               140,017               129,335
   Advertising, selling, general and administrative....                                41,832                38,914
   Depreciation........................................                                10,111                 9,366
   Goodwill amortization...............................                                 7,021                 7,054
                                                                                      341,979               327,372
Operating income......................................                                 52,185                43,042
Other expenses (income)
   Interest expense....................................                                12,887                12,514
   Interest income.....................................                                  (191)                 (140)
   Other, net..........................................                                 1,063                   687
   Gains on divestitures...............................                               (13,747)                 --
                                                                                           12                13,061
Income before income tax expense......................                                 52,173                29,981
Income tax expense....................................                                 28,412                14,526
Net income............................................                               $ 23,761              $ 15,455

Net income per share -- primary.......................                               $   1.19              $   0.81

   Weighted average common and common equivalent
      shares outstanding................................                               19,929                19,043

Net income per share -- fully diluted.................                               $   1.16              $   0.78

   Weighted average common and common equivalent
      shares outstanding................................                               20,742                20,483











See Notes to Interim Condensed Consolidated Financial Statements.
/TABLE

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)
                                                                                 Nine Months Ended September 30,
                                                                                     1995                  1994
Operating Activities
   Net income..........................................                            $ 23,761             $ 15,455
  Add (deduct) non-cash income and expenses:
         Depreciation ...................................                            10,111                9,366
         Goodwill amortization...........................                             7,021                7,054
         Amortization of option related expense..........                             1,483                1,198
         Film amortization...............................                             1,831                1,881
         Deferred income taxes...........................                            (1,179)              (1,882)
         Other, net......................................                               355                  446
   Gains on divestitures...............................                             (13,747)                --
   Changes in operating assets and liabilities,
      net of acquisitions and divestitures
      Increase in accounts receivable, net..............                             (1,254)              (2,566)
      Increase in inventory.............................                             (8,308)              (4,118)
      Increase in prepaid expenses and other
         current assets..................................                            (1,249)                (622)
      Increase in accounts payable......................                              8,071                1,417
      Increase (decrease) in other accrued expenses
         and other liabilities...........................                            (1,897)               5,032
      Other, net........................................                                485                  (26)
         Net cash provided by operating activities.......                            25,484               32,635

Investing Activities
   Purchases of property, plant and equipment..........                             (13,391)             (10,977)
   Proceeds from the sale of property, plant
     and equipment and divested assets.................                              42,466                   74
   Acquisitions........................................                              (5,760)                --
   Payments on film contracts..........................                              (1,441)              (1,468)
      Net cash provided by (used in)
         investing activities............................                            21,874              (12,371)

Financing Activities
   Long term debt borrowings...........................                             831,064              348,302
   Payments on long term debt, including current
      maturities .......................................                           (876,071)            (367,958)
   Issuance of common stock............................                               2,132                1,026
   Dividends paid......................................                              (1,455)                --
      Net cash used in financing activities.............                            (44,330)             (18,630)

   Net increase in cash................................                               3,028                1,634

   Cash at beginning of year...........................                               4,391                4,392
   Cash at end of period...............................                            $  7,419             $  6,026

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

     The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

     Certain prior period amounts have been reclassified for comparative purposes.

Note B - Divestitures

     In March and July 1995, respectively, the Company sold its suburban Boston community newspapers and a small local hand distribution advertising business. These sales resulted in a third quarter gain on divestiture of $0.8 million, or 4 cents per share, net of $0.6 million of income taxes and year-to-date gains on divestitures of $3.1 million, or 15 cents per share, net of $10.6 million of income taxes.

Note C - Income Taxes

     The Company's quarterly income tax calculation is based on an effective income tax rate that is derived by estimating pretax income and income tax expense for the entire year ended December 31, 1995. Included in the year-to-date income tax provision of $28.4 million is $10.6 million related to the gains on divestitures. The estimated annual effective income tax rate for the nine months ended September 30, 1995 of 46.3% resulted in tax expense on income from operations of $17.8 million. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization), which are not deductible for federal income tax purposes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Operating results were as follows:

                              Three months ended                              Nine months ended
In thousands        September 30, 1995  September 30, 1994  Change  September 30, 1995  September 30, 1994  Change
Revenues                 $130,178            $128,433         1.4%       $394,164            $370,414         6.4%
Operating expenses        111,412             111,590        -0.2%        341,979             327,372         4.5%
Operating income         $ 18,766            $ 16,843        11.4%       $ 52,185            $ 43,042        21.2%

Net income               $  8,923            $  6,249        42.8%       $ 23,761            $ 15,455        53.7%

Fully diluted earnings
  per share              $   0.43            $   0.31        38.7%       $   1.16            $   0.78        48.7%

Third quarter net income of $8.9 million, or 43 cents per share, included a gain on divestiture, net of income taxes, of $0.8 million, or 4 cents per share. Excluding this net gain on divestiture, net income was $8.1 million, or 39 cents per share.

Excluding the results of the Boston community newspapers sold on March 31, 1995, consolidated revenues grew 7.4% to $130.2 million and operating income grew 12.5% to $18.8 million in the third quarter of 1995 as compared to the third quarter of 1994. The most dramatic growth occurred in the direct marketing business where revenues increased 14.9% and operating income increased 39.9%. The Company's overall growth in both the third quarter and first nine months resulted from increased business with both new and existing customers, new products and services as well as advertising and circulation rate increases. Excluding the results of the Boston community newspapers, operating expenses in both periods also rose due to the growth in business as well as higher paper prices and postal rates.

Net income of $23.8 million, or $1.16 per share, for the first nine months of 1995 included gains on divestitures of $3.1 million, or 15 cents per share. Excluding these net gains on divestitures, net income was $20.6 million, or $1.01 per share, on a fully diluted basis.

Direct Marketing

Direct marketing operating results were as follows:

                              Three months ended                              Nine months ended
In thousands        September 30, 1995  September 30, 1994  Change  September 30, 1995  September 30, 1994  Change
Revenues                 $47,909             $41,700         14.9%       $143,209            $115,728        23.7%
Operating expenses        40,935              36,716         11.5%        123,753             104,012        19.0%
Operating income         $ 6,974             $ 4,984         39.9%       $ 19,456            $ 11,716        66.1%

Direct marketing revenues increased $6.2 million, or 14.9%, in the third quarter of 1995 when compared to 1994. Revenue growth resulted from new customers, particularly in the financial services and high technology industries, as well as continued expansion into the international arena with both new and existing customers. Also contributing to the revenue growth was increased business with existing customers through new products and services and cross-selling of services. Although the majority of direct marketing's revenue growth came from existing operations, a portion of the increase was attributable to the acquisitions of Select Marketing, Inc., an Austin, Texas response management company, and Steinert & Associates, a New York City advertising and marketing communications firm, in October 1994 and January 1995, respectively. In addition, revenue growth was impacted by the absence of a small local hand distribution advertising business sold in July 1995.

Third quarter operating expenses increased $4.2 million, or 11.5%, when compared to 1994. Payroll costs were up $2.3 million, or 14.6%, as a result of increased hiring to support revenue growth as well as higher sales commissions. Also contributing to the increase in operating expenses were additional general and administrative costs and higher depreciation expense of $1.2 million and $0.5 million, respectively, reflecting increased volumes. Expanded facilities and upgraded technology to support current and anticipated growth also contributed to increased expenses. The acquisitions noted above were another contributing factor. Slightly offsetting these cost increases were decreased costs related to the July 1995 divestiture.

Direct marketing revenues increased $27.5 million, or 23.7%, in the first nine months of 1995 when compared to 1994. Increased revenues reflect growth in customer base as well as increased business with existing customers. The revenue increase during this time period was also affected by the acquisitions and the sale of the hand distribution advertising business.

Year-to-date 1995 operating expenses rose $19.7 million, or 19.0%, when compared to 1994. Payroll costs increased $9.2 million, or 19.9%, due to additional hiring to support revenue growth. In addition, production costs and general and administrative costs increased $5.8 million and $3.8 million, respectively, due to increased volumes. The remaining increase in operating expenses was driven by acquisitions and, to a lesser extent, higher depreciation expense incurred as a result of overall growth and expansion. Slightly offsetting these cost increases were decreased costs related to the July 1995 divestiture.

Shoppers

Shopper operating results were as follows:

                              Three months ended                              Nine months ended
In thousands        September 30, 1995  September 30, 1994  Change  September 30, 1995  September 30, 1994  Change
Revenues                 $47,550             $45,043          5.6%       $139,481            $132,485         5.3%
Operating expenses        41,365              39,281          5.3%        123,907             118,746         4.3%
Operating income         $ 6,185             $ 5,762          7.3%       $ 15,574            $ 13,739        13.4%

Shopper revenues grew $2.5 million, or 5.6%, in the third quarter of 1995 as compared to 1994. Revenue increases occurred primarily in existing circulation zones, driven mainly by rate increases. Total weekly shopper household circulation was 7.0 million at September 30, 1995.

Third quarter operating expenses increased $2.1 million, or 5.3%, when compared to 1994. Postage costs increased $1.0 million, primarily due to this year's 14% postage rate increase as well as to increased circulation. Paper costs increased $0.9 million, or 23.3%, due to higher prices, partially offset by reduced consumption due in part to new pagination technology used in the Company's Southern California and Miami shoppers. Pagination technology permits a more efficient publication design and reduces the number of pages in the book. In addition, color printing costs increased $0.4 million, due both to rates and volumes.

Excluding revenues from the Company's small Tucson shopper that was sold in February 1994, year-to-date revenues increased $7.9 million, or 6.0%, as compared to 1994. Revenue growth for the first nine months of 1995 was primarily attributable to increased advertising rates in existing circulation zones.

Excluding operating expenses from the divested Tucson shopper, year-to-date operating costs increased $6.2 million, or 5.2%, in the first nine months of 1995 as compared to 1994. Postage costs rose $4.2 million, due primarily to the 14% postage rate increase as well as to increased circulation. In addition, higher color printing costs and paper cost increases contributed to higher operating costs. Paper costs increased $1.7 million due to higher prices partially offset by reduced volumes due to the new pagination technology. The increased operating costs were partially offset by lower payroll costs of $1.3 million due to reduced headcount and changes in commission plans.

Newspapers

Newspaper operating results were as follows:

                              Three months ended                              Nine months ended
In thousands        September 30, 1995  September 30, 1994  Change  September 30, 1995  September 30, 1994  Change
Revenues                 $28,803             $34,682        -17.0%       $92,963             $101,694        -8.6%
Operating expenses        22,361              28,564        -21.7%        74,041               83,917       -11.8%
Operating income         $ 6,442             $ 6,118          5.3%       $18,922             $ 17,777         6.4%

Newspaper revenues decreased $5.9 million, or 17.0%, in the third quarter of 1995 when compared to 1994. This decrease is due to the March 1995 divestiture of the Company's Boston community newspapers. Excluding the results from the Boston newspapers, third quarter newspaper revenues increased $1.3 million, or 4.8%, to $28.8 million. Classified advertising revenues grew 8.3% as a result of increases both in rates and volumes. The classified growth was primarily attributable to increased revenues from help wanted and automotive advertising. Retail advertising revenues decreased 4.9% on lower volumes offset by higher rates. Insert revenues rose 4.9% on increased volumes. In addition, niche and specialty product revenues grew primarily due to a direct mail initiative into South Texas, begun in 1994, and to audiotext, a new revenue stream for the newspapers in 1995. Circulation revenues increased 10.3%, reflecting home delivery and single-copy price increases.

Newspaper operating expenses decreased $6.2 million, or 21.7%, in the third quarter of 1995 when compared to 1994. Excluding the divested Boston community newspapers, operating expenses increased $0.8 million, or 3.9% in the third quarter of 1995. Newsprint costs increased $1.0 million, or 32.2%, as a result of higher average prices offset slightly by reduced volumes resulting from various operating decisions to control newsprint consumption. Costs associated with the direct mail program also rose slightly due to increased volumes as well as the January 1995 postal rate increase.

Newspaper revenues decreased $8.7 million, or 8.6%, in the first nine months of 1995 when compared to 1994. Excluding the divested Boston newspapers, year-to-date revenues increased 7.0%, or $5.6 million, as compared to 1994. Classified advertising revenues grew 10.1% as a result of increases both in rates and volumes. The classified revenue growth was primarily attributable to increases in help wanted and automotive categories. Insert revenues increased 3.7% as a result of increased volumes. In addition, niche and specialty product revenues were up, primarily as a result of the South Texas direct mail initiative and, to a lesser extent, audiotext revenues. Circulation revenues increased 9.7%, reflecting home delivery price increases in the fall of 1994.

Year-to-date newspaper operating expenses decreased $9.9 million, or 11.8%, when compared to 1994. Excluding the divested Boston newspapers, operating expenses increased $3.8 million, or 6.0% over 1994. Newsprint costs increased $2.4 million, or 25.5%, as a result of higher average newsprint prices offset slightly by reduced volumes. The reduction in volumes was attributable to newsprint savings from the new press installed in July 1994 at the Corpus Christi Caller-Times, as well as to various operating decisions to control newsprint consumption. Postage costs associated with the direct mail program also increased.

Television

Television operating results were as follows:

                              Three months ended                              Nine months ended
In thousands        September 30, 1995  September 30, 1994  Change  September 30, 1995  September 30, 1994  Change
Revenues                 $5,916              $ 7,008        -15.6%       $18,511             $20,507        - 9.7%
Operating expenses        4,407                4,959        -11.1%        13,531              14,445        - 6.3%
Operating income         $1,509              $ 2,049        -26.4%       $ 4,980             $ 6,062        -17.8%

Revenues for the television segment decreased $1.1 million, or 15.6%, in the third quarter of 1995 when compared to 1994. The majority of this decline was due to very soft national advertising revenues, the effects of weak CBS network ratings as well as to the absence of political advertising that benefitted the third quarter of 1994. Television segment revenues were also affected by the absence of a direct mail publication in 1995. These declines were slightly offset by increased network affiliation compensation resulting from a new agreement that took effect in September 1995.

Third quarter operating expenses for the television segment decreased $0.6 million, or 11.1%, when compared to the same period in 1994. The decrease was attributable to the absence of costs associated with the direct mail publication, lower film costs and the effective management of payroll and sales commission costs.

Revenues for the television segment decreased $2.0 million, or 9.7%, in the first nine months of 1995 when compared to 1994. Contributing to these results were lower national advertising revenues and the effects of weak CBS network performance. In addition, the first quarter of 1994 benefited from CBS coverage of the National Football League playoffs and winter Olympics, while the first and third quarters of 1994 benefited from political advertising.

Year-to-date operating expenses for the television segment decreased $0.9 million, or 6.3%, when compared to the same time period in 1994. The decrease was due to lower payroll costs and direct mail publication production costs offset partially by higher metered rating service costs.

Gains on Divestitures

In March and July 1995, respectively, the Company sold its suburban Boston community newspapers and a small local hand distribution advertising business. As a result of these transactions, the Company recognized gains on divestitures of $3.1 million, or 15 cents per share, net of $10.6 million of income taxes.

Interest Expense

Interest expense decreased $0.6 million in the third quarter of 1995 when compared to 1994 due to lower debt levels and conversion of the 6 1/4% convertible notes. Interest expense for the first nine months of 1995 increased $0.4 million from the same period in 1994 due primarily to higher interest rates experienced during 1995 partially offset by the reduced debt levels. The Company is realizing lower interest costs and commitment fees after amending its revolving credit commitment in February 1995.

In May 1995, the $20 million principal amount of the Company's 6 1/4% convertible notes due September 15, 2002 was converted into 1,428,571 shares of common stock. The conversion will result in annual interest expense savings of $1.3 million going forward.

Income Taxes

Income tax expense in the third quarter and the first nine months of 1995 included $0.6 million and $10.6 million, respectively, of income taxes relating to the gains on divestitures. Income tax expense on operations increased in both periods due to increased income levels.

Liquidity and Capital Resources

Cash provided from operating activities for the nine months ended September 30, 1995 was $25.5 million as compared to $32.6 million for the comparable period in 1994. Net cash inflows for investing activities were $21.9 million as compared to outflows of $12.4 million in 1994. Investing activities for the first nine months of 1995 included $42.5 million in proceeds from the sale of property, plant and equipment and divested assets. Also included in investing activities were expenditures of $5.8 million for acquisitions and $13.4 million for capital investments. Cash provided from operating activities and the sale of the Boston community newspapers was used to reduce borrowings under the Company's credit facility and to make capital investments and acquisitions.

Capital resources are available from and provided through the Company's unsecured credit facility. All borrowings under the revolving credit facility are to be repaid by December 31, 2001. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations, anticipated capital and film expenditures and debt service requirements for the foreseeable future. As of September 30, 1995, the Company had $97 million of unused borrowing capacity under its credit facility, of which $3.6 million was reserved to serve as backup for the Company's other short-term borrowing facilities.

PART II.   OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a)    Exhibits.  See index to Exhibits on Page 16.

             (b) No reports on Form 8-K were filed for the nine months ended September 30, 1995.



                                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                            HARTE-HANKS COMMUNICATIONS, INC.


       November 13, 1995                                        /s/  Richard L. Ritchie
             Date                                                  Richard L. Ritchie
                                                                 Senior Vice President,
                                                              Finance and Chief Financial
                                                                 and Accounting Officer
/TABLE

Exhibit
  No.                          Description of Exhibit                                        Page No.

*11             Statements Regarding Computation of Per
                Share Earnings

*27             Financial Data Schedules


* Filed herewith.
/TABLE