Form 10-K405
period 1995-12-31
HARTE HANKS COMMUNICATIONS INC
filed 1996-03-29
CIK 45919

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


         X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1995

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from            to
                                           ----------    ----------

                         Commission File Number 1-7120


                         HARTE-HANKS COMMUNICATIONS, INC.
          ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            74-1677284
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

200 Concord Plaza Drive, Suite 800, San Antonio, Texas           78216
------------------------------------------------------         ----------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code -- 210-829-9000
                                                     -------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                                    Name of each exchange on
      Title of each class                                                               which registered
-------------------------------                                                     ------------------------
         Common Stock                                                                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
           --------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                      ---

Aggregate market value of the Company's voting stock held by non-affiliates on March 15, 1996, based on the $20 7/8 per share closing price for the Company's Common Stock on the New York Stock Exchange on such date: approximately $315,809,734.

Shares outstanding at March 15, 1996:
        Common Stock - 30,047,781 shares

Documents incorporated by reference:
        The Company's Annual Report to Stockholders for the year ended December
           31, 1995 (incorporated in Part II to the extent provided in Items 5, 6, 7 and 8 hereof).
        Definitive Proxy Statement for the Company's April 30, 1996 Annual
           Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11 and 12 hereof).

                        Harte-Hanks Communications, Inc.
                               Table of Contents
                                Form 10-K Report
                               December 31, 1995


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

ITEM 1.  BUSINESS and ITEM 2.  PROPERTIES

INTRODUCTION

     Harte-Hanks is a diversified communications company with operations throughout the United States in four principal businesses -- direct marketing, shoppers, newspapers and television. The Company's shopper, newspaper and television businesses operate in local markets, while its direct marketing business operates nationally and internationally. The Company believes that its leadership positions within its markets have resulted from offering high-quality products, utilizing advanced technologies and innovative marketing strategies, and establishing strong relationships with its readers, viewers and advertising clients. The Company's strategy is to increase revenues by growing its base businesses and by applying the capabilities of each business across the other businesses and to new products and markets, enabling it to capitalize on trends in the media industry toward the use of more direct, targeted marketing. Consistent with this strategy, the Company is investing in advanced technologies, equipment and personnel, introducing new products and services in existing markets, entering new markets and making selective acquisitions. In 1995, the Company had revenues of $532.9 million.

     Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920s by Houston Harte and Bernard Hanks. In 1972, the Company went public and was listed on the New York Stock Exchange. The Company went private in a leveraged buyout initiated by management in 1984. In 1993, the Company again went public and listed its common stock on the NYSE.

     See Note O of Notes to Consolidated Financial Statements for certain financial information by business segment.


DIRECT MARKETING

General

     Harte-Hanks operates a national and international direct marketing business offering a broad range of specialized and coordinated services. The Company utilizes advanced technologies to enable its customers to identify, target and reach specific consumers or businesses. The Company believes that developments in computer technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct marketing services. Harte-Hanks' direct marketing customers include many of America's largest retailers, banks, mutual funds companies, insurance companies and high technology firms, along with a growing number of international clients. In 1995, Harte-Hanks Direct Marketing had revenues of $197.6 million, which accounted for approximately 37% of the Company's revenues.

     Harte-Hanks Direct Marketing provides specialized services to assist its customers in each step of the direct marketing process. The Company's strategy is to provide services either on an individual basis or as part of an integrated marketing solution to achieve its customers' direct marketing objectives. These services are outlined below:

Response Management

     Harte-Hanks Response Management manages the inquiries clients receive from their marketing efforts, whether it be from 1-800 numbers appearing in print or broadcast ads or from trade shows, fax programs or World Wide Web sites. These leads are qualified, tracked and distributed both to the appropriate sales channels as well as to client management for analysis and decision making. Using proprietary software, the Company also builds marketing databases for its clients using the information gained from these response management activities. These databases help clients measure the return on their marketing communications and make more informed decisions about future marketing efforts.

     In 1995, Internet services were developed for distributing sales leads, creating and maintaining clients' Web pages, and developing seminar registration forms. The Company also offers response management services in Europe to its U.S. clients with international operations through a strategic alliance with a firm in Hasselt, Belgium. An agreement reached in early 1995 gives Harte-Hanks the option to acquire the Belgian firm, Tele Support Services.

     The Company provides response management services in both its Austin and Boston operations. The Austin operation serves primarily high technology customers, while the Boston operation primarily serves the mutual fund industry. Both operations expanded their facilities in 1995 to accommodate growth.

Database

     The Company builds customized marketing databases for specific clients and provides them with easy-to-use tools to target and track their best customers and prospects. Using proprietary name and address matching software, the Company standardizes large numbers of customer records from multiple sources, integrates them into a single database for each client and, if needed, appends demographic and lifestyle information.

     In most cases, these databases are delivered for use on clients' personal computers, networks or workstations, where the Company's P/CIS(R) software applications help clients predict the likely results of marketing promotions and track recipients' behavior. In addition to building a client's database and installing the software, Harte-Hanks Direct Marketing performs regular database updates and operates as a service bureau for those clients who need it. The Company also offers its stand-alone software Trillium(R) for clients who want to integrate this capability into their data warehouses.

     Database services are marketed to specific industries or markets with software modifications tailored to each industry or market. Having established the basic technological foundation for providing database services, the Company is able to provide database services to new industries and markets by modifying its existing database technology. The Company currently provides database services to the banking, retail, insurance, utilities, automotive and business-to- business markets. The Company also provides database services in Canada and the United Kingdom, primarily in the banking industry, and has expanded into Europe, Asia, Latin America and New Zealand.

Marketing Planning and Analysis

     Harte-Hanks Direct Marketing's newest specialized service offering strengthens its ability to offer clients complete marketing solutions. Marketing planning and analysis builds on the Company's existing strategic, database and personalization offerings and serves as an extension of the client's marketing arm. Specific products and services include tracking and reporting, mailing analysis, modeling, database profiling, marketing applications consulting and program development.

Research

     Specializing in custom research for direct marketers, Harte-Hanks Market Research provides clients an additional analytical tool to help define their marketing objectives, develop effective programs, target the right prospects and measure the results. Information gathered by the research operation can be used to enrich clients' marketing databases integrating with the other services provided by Harte-Hanks Direct Marketing's database, marketing planning and analysis, and strategy service offerings.

Strategy

      Harte-Hanks Direct Marketing helps businesses establish a strategic framework for their marketing and communication programs combining the capabilities of its research, creative and marketing planning and analysis services. The Company develops customer acquisition, retention, activation and ongoing frequency loyalty programs for its clients.

Creative

     The Company provides full-service creative capabilities from developing concepts to producing final layouts, copy and art. Direct marketing promotions are created to meet specific client needs as well as ongoing direct marketing programs. In both cases, emphasis is placed on measuring the results of marketing communications.

Service Bureau

     Harte-Hanks Direct Marketing prepares list selections, maximizes deliverability and reduces clients' mailing costs through sophisticated postal coding, elimination of duplicates and updating of addresses of people who move through a non-exclusive National Change of Address license with the U.S.

Postal Service. The Company's service bureau offering also establishes the framework for mailings to be personalized with individual messaging capability.

Media

     In addition to being one of America's largest solo mailers, Harte-Hanks Direct Marketing uses inbound telemarketing, the Internet and media planning software to help clients develop the most effective media mix possible.

Print and Graphics

     In addition to its creative capabilities, Harte-Hanks Direct Marketing provides clients with full service print and graphic services, from typesetting and production to laser form printing, envelope printing and sheetfed printing of materials to be inserted into envelopes and mailed.

Personalization

     Harte-Hanks Direct Marketing creates and delivers personalized communication pieces to specific consumers and businesses selected from clients' databases or other mailing lists, using sheetfed and continuous form laser and inkjet printers.

Mail and Fulfillment

     Six Harte-Hanks Direct Marketing production facilities across the nation perform targeted mailing services for clients. The Company's mail tracking ability helps ensure that client mailings reach their destinations on time. Harte-Hanks Direct Marketing also operates fulfillment services to distribute literature, product samples and other client materials to consumers who respond to promotional campaigns or request information.

Logistics

     Harte-Hanks Direct Marketing arranges the transportation of time-sensitive advertising materials to post offices, newspapers and mail processing facilities nationwide. By controlling this final stage of the print distribution process, the Company maximizes the on-time delivery of its clients' materials while keeping costs to a minimum. Proprietary software is used to lower customers' transportation and postage costs by optimizing routes, co-mingling freight and entering mail into the mailstream as close as possible to its destination.

Sales and Marketing

     Harte-Hanks' national direct marketing sales force is headquartered in Cincinnati, Ohio, with database sales offices maintained throughout the United States, and in Toronto, London and Sao Paulo, Brazil. The focus of the sales force is to position Harte-Hanks as a single-source solution for a customer's target marketing needs. The sales force emphasizes cross-selling the range of direct marketing services. The sales force is supported by employees in each core service. The Company generally charges transaction-related fees each time it provides direct marketing services. For certain database projects it charges a one-time, negotiated fee to build a database, plus an additional fee each time the database is updated.

Facilities

     Direct marketing services are provided at the following facilities:

           Billerica, Massachusetts (Boston)                         INTERNATIONAL SALES OFFICES
           Brockton, Massachusetts (Boston)                          Toronto, Canada
           Austin, Texas                                             London, England
           Jacksonville, Florida                                     Sao Paulo, Brazil
           Cincinnati, Ohio
           River Edge, New Jersey                                    REGIONAL SALES OFFICES
           New York, New York                                        Harrisburg, Pennsylvania
           Baltimore, Maryland                                       Chicago, Illinois
           Forty Fort, Pennsylvania                                  Plano, Texas
           Dallas/Fort Worth, Texas                                  Wilmington, Delaware
           Fullerton, California                                     Fredericksburg, Virginia
           Deerfield Beach, Florida                                  San Diego, California
           Bloomfield, Connecticut

     The Company continued to support its growth with facility expansions at a number of locations during 1995. In Boston, both the database and response management operations expanded into nearby second facilities. The response management operation in Austin moved into a state-of-the-art new building. In Jacksonville, Florida, ground was broken on a new facility to house many of Harte-Hanks Direct Marketing's service capabilities under one roof. The New Jersey research operation moved into a larger facility. Outside the United States, the Company's database service established a presence in a third international market, Brazil. Meanwhile, the London area sales group relocated to larger new offices.

Competition

     Harte-Hanks' direct marketing business faces competition primarily from other companies in each core service offering, as well as from print and electronic media and other forms of advertising. Harte-Hanks believes that its state-of-the-art database and response management capabilities, combined with its national production capability, its industry focus and its ability to offer a full range of integrated services (i.e., targeting and identification of potential markets, and production and delivery of advertising materials), enable the Company to compete effectively.

On February 4, 1996 the Company entered into a definitive agreement providing for the merger of DiMark, Inc. with a wholly owned subsidiary of Harte-Hanks in a stock-for-stock transaction. DiMark had net sales and net income of $73.4 million and $5.1 million, respectively, for the year ended February 28, 1995. For the nine months ended November 30, 1995, DiMark had net sales of $56.6 million and net income of $3.6 million. The merger is expected to be consummated in late spring 1996, subject to approval by the stockholders of both companies. DiMark, Inc. provides a full range of outsource marketing and database services to clients in the insurance, healthcare, pharmaceutical, financial services and telecommunications industries, as well as direct response printing services.

SHOPPERS

General

     Harte-Hanks is the largest publisher of shoppers in North America based on weekly circulation and revenues, and is the only national media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications delivered free by third-class saturation mail to all households in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. As of December 31, 1995, shoppers reached approximately 6.9 million households in four markets each week -- Southern California, Northern California, Miami/Ft. Lauderdale and Dallas/Fort Worth. The Company's Southern California shopper, The Original PennySaver, accounted for 63% of these households.

     Harte-Hanks publishes 570 individual shopper editions each week distributed to zones of approximately 12,100 households each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. The Company believes that its zoning capabilities and production technologies have enabled it to saturate and target geographic areas allowing its advertisers to effectively target their customers. The Company's strategy in its shopper business is to increase its share of local advertising in its existing circulation areas, and, over time, increase circulation through expansion into contiguous areas and make selective acquisitions. In 1995, Harte-Hanks shoppers had revenues of $185.0 million and accounted for approximately 35% of the Company's revenues.

     Since the beginning of 1993, 1.0 million households were added through internal expansion, primarily in Southern California, Miami/Ft. Lauderdale and Northern California. The Company believes that this expansion will provide increased revenue and operating income as the publications in these areas mature.

Publications

     Harte-Hanks shoppers are published in Southern California, Northern California, Miami/Ft. Lauderdale and Dallas/Fort Worth. The Southern California unit accounted for 70% of shopper revenues in 1995.

     The following table sets forth certain information with respect to shopper publications:

                                                                        December 31,
                                                                            1995                Number of
Market                            Publication Name                      Circulation               Zones
------                            ----------------                      -----------             ---------
Southern California               The Original PennySaver                4,344,000                   372
Northern California               Potpourri                              1,052,000                    79
Miami/Ft. Lauderdale              The Flyer                              1,052,000                    83
Dallas/Fort Worth                 Shopper's Guide                          421,000                    36
                                                                         ---------                   ---
Total                                                                    6,869,000                   570

       Shopper publications consist of classified and display advertising and are delivered to consumers' homes by third-class saturation mail. The typical shopper publication contains over 40 pages and is 7 by 9 1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for a four-color proprietary product, MARQUEE, carrying multiple ads from national and regional advertisers; "print-and-deliver," single-sheet inserts designed and printed by the Company; coupon books; and preprinted inserts from major retail chains. Harte-Hanks shopper publications also use audiotext "voice mail" in a pay-per-call format.

       The Company has acquired, developed and applied innovative technology and customized equipment in the publication of its shoppers, contributing to efficiency and growth. A proprietary pagination system, jointly developed by the Company and a software company, became fully operational for the shoppers in Southern California and Miami/Ft. Lauderdale in 1995. This software makes it possible for the hundreds of weekly zoned editions to be designed, built and output to plate-ready negatives in a paperless, digital environment.
Automating the production process in this manner saves on labor, newsprint and overweight postage. This software also allows for better ad tracking, immediate checks on individual zone and ad status, and more on-time press starts with less manpower. In addition, the software allowed the shoppers to group ads from individual zoned editions into newsstand products in Florida and Southern California, providing customers an additional distribution channel and creating a new revenue source.

       In another example of technological innovation, Harte-Hanks Shoppers expanded the ways its advertisers can reach prospective customers by establishing World Wide Web sites for the Southern California PennySaver and Northern California Potpourri. Both sites offer electronic access to ads from that week's printed publications. Visitors to these sites can search the overall database for specific types of products or services.

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

       Shopper sales teams developed new ways to service advertisers with the addition of sales specialists with expertise in key industries. These sales specialists are being used to serve automotive, real estate, employment and healthcare advertisers.

       The Company utilizes a proprietary sales and marketing system (SAMS) to enter customer orders directly from the field, instantly checking space availability, ad costs and other pertinent information. A paperless order entry system on a Unix platform, SAMS also has built-in error-reducing safeguards, minimizing costly sales adjustments. In addition, SAMS facilitates placement of advertising in multiple zoned editions. The Company has expanded SAMS so that, in addition to allowing advertising information to be entered for immediate publication, it will build a relational customer database, enabling sales personnel to access customer history by designated variables, thereby identifying similar potential customers and assisting follow-up with existing customers.

Facilities

       Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has five production facilities -- two in Southern California and one in each of its other markets -- and 21 sales offices.

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

HARTE-HANKS NEWSPAPERS

General

       Harte-Hanks publishes the only daily newspaper in Abilene, Corpus Christi, San Angelo and Wichita Falls, Texas and Anderson, South Carolina (the "five principal newspapers"). The Company also publishes one daily and seven nondaily newspapers in higher-income suburban areas of Dallas. In all of its daily newspaper markets, the Company realizes additional revenue from niche publications and specialized services (such as special interest publications and direct mail programs) aimed at targeted consumer groups. Harte-Hanks' strategy in its newspaper business is to build upon its strong local franchises, to offer complementary products and services and to expand its market areas and customer base.

       The Company's five principal newspapers have achieved high levels of paid household penetration. For 1995, circulation penetration in the city zones for the five principal newspapers ranged from 49% to 70% on a daily basis and from 66% to 82% on Sunday, providing advertisers with broad coverage of these local markets. According to Standard Rate & Data's Circulation '96, the daily editions of the Company's newspapers in Abilene, San Angelo and Wichita Falls ranked among the top 40 in the United States based on household penetration in United States Census Bureau metropolitan statistical areas. In addition, these same newspapers' Sunday editions rank in the top 20 in the United States based on household penetration. Harte-Hanks' Community Newspapers in suburban Dallas concentrate on local news stories and other items of interest to those affluent communities. Harte-Hanks newspapers are recognized for their editorial excellence and community leadership, with each newspaper edited locally to reflect the views and interests of the particular market it serves. In 1995, Harte-Hanks newspapers had revenues of $125.1 million and accounted for approximately 23% of the Company's revenues.

Five Principal Newspapers

       The Company believes that the high penetration levels of its five principal newspapers are important to advertisers in their determination of where to allocate advertising dollars, as advertisers increasingly require evidence that their messages are actually reaching consumers. The Company's five principal newspapers, together with their related niche publications, accounted for approximately 85% of Harte-Hanks' newspaper revenues in 1995.

       The following table sets forth certain information with respect to the Company's five principal newspapers for 1995:

                                                                              Average
                                                   Average Paid              Circulation
                                                  Circulation(1)           Penetration(2)
                                                -------------------       ----------------
Publication                                     Daily        Sunday       Daily     Sunday
-----------                                     -----        ------       -----     ------
Corpus Christi Caller-Times                     66,724       94,614       49%         66%
   (Founded 1877)

Abilene Reporter-News                           42,606       52,881       60%         75%
   (Founded 1881)

Anderson Independent-Mail                       42,273       48,510       70%         79%
   (Founded 1899)

Wichita Falls Times Record News                 38,423       46,654       62%         76%
   (Founded 1907)

San Angelo Standard-Times                       32,833       39,472       66%         82%
   (Founded 1884)

(1) In 1995, approximately 86% of daily circulation was home-delivered, with the remaining 14% derived from single- copy sales.
(2) Penetration is average paid circulation in the city zone divided by the number of households in the city zone.

       The Corpus Christi Caller-Times is a morning newspaper serving Corpus Christi and 17 surrounding counties in South Texas. For the sixth time in the past seven years, the Press Club of Dallas named the Caller-Times the best daily newspaper in Texas with circulation under 100,000. Average Sunday circulation of the Sunday edition of the Caller-Times increased from 87,745 in 1988 to 94,614 in 1995. The Corpus Christi metropolitan statistical area had an estimated population of 378,900 as of December 31, 1994. The Corpus Christi economy is based on tourism, military, shipping, oil and gas production, petrochemicals, refining, manufacturing, agriculture, higher education, regional health services and regional retail services. The Port of Corpus Christi is the nation's sixth largest in terms of shipping tonnage.

       The Abilene Reporter-News is a morning newspaper serving Abilene and a 15-county regional trade market in Central West Texas. The Abilene metropolitan statistical area had an estimated population of 122,200 as of December 31, 1994. The Reporter-News was a finalist in the Press Club of Dallas selections as best daily newspaper in Texas for its circulation size in both 1994 and 1995. Individuals among the news staff won first place awards in the same competition. The Abilene economy is built around the oil and gas industry, agriculture, light industry, military, regional health services and higher education.

       The Anderson Independent-Mail is a morning newspaper serving Anderson, South Carolina and its surrounding area. The Independent-Mail has a record of product improvement and circulation growth spanning six years. The Independent- Mail has won the National Headliner Award for outstanding reporting in its circulation class in the United States two of the last four years. In 1994, the newspaper won the J. C. Penney/University of Missouri Lifestyle Award for excellence in lifestyle sections and has placed among the Associated Press top 20 sports sections in the United States in its circulation class in each of the last six years. Anderson County had an estimated population of 153,600 as of December 31, 1994 and is the retail and manufacturing center for a nine-county area covering the northeast corner of Georgia and the northwest corner of South Carolina. The market, astride the Interstate 85 business corridor between Atlanta, Georgia and Charlotte, North Carolina, includes major industries producing rubber products, textiles and automotive parts and supplies. Service industries focus on government, healthcare, recreation and retirement. The market is also home to Clemson University.

       The Wichita Falls Times Record News is a morning newspaper serving Wichita Falls, Texas and 16 surrounding counties in North Texas and Southern Oklahoma. The Times Record News is ranked second among all Texas daily newspapers in paid household penetration in its metropolitan statistical area in both Sunday and daily circulation categories. The Wichita Falls metropolitan statistical area had an estimated population of 133,000 as of December 31, 1994. The Wichita Falls economy is diversified and consists of manufacturing, military, agriculture, oil and gas and retail and wholesale trade. Sheppard Air Force Base is a significant factor in the Wichita Falls economy. The base has undergone a $250 million facility expansion, which has made it the largest training center in the United States Air Force. The market also benefits from the construction of an $80 million Texas Department of Criminal Justice unit, which was completed in May 1995.

       The San Angelo Standard-Times is a morning newspaper serving San Angelo, Texas and its surrounding area. The San Angelo metropolitan statistical area had an estimated population of 102,800 as of December 31, 1994. San Angelo has a diversified economic base consisting of petroleum, military, regional health services, agriculture, light industry and higher education. Goodfellow Air Force Base is a significant factor in the San Angelo economy. Currently, there are over $11 million in building projects at Goodfellow, including a new civil engineering complex and upgrading of all communications infrastructure which will support further expansions of missions at the base. In late 1995, a telecommunications company moved its largest field operation to San Angelo and created 200 new jobs with more anticipated.

Harte-Hanks Community Newspapers

       The Company publishes one daily and seven nondaily newspapers in the higher income suburban communities of northern Dallas. Harte-Hanks Community Newspapers concentrate on local news stories and other items of interest to the communities they serve and allow advertisers to target consumers in these communities. The community newspapers compete with daily newspapers published in the metropolitan Dallas area as well as zoned editions and other nondaily products. The Company's nondaily newspapers are published either once or twice a week, and many of them are distributed free of charge.

       The following table sets forth certain information with respect to the Company's community newspapers for 1995:

                                                                                 Type of                Average
Location                          Publication Name                             Publication            Circulation
--------                          ----------------                             -----------            -----------
Dallas Area                       Plano Star Courier                             Daily                    12,483
                                                                                 Sunday                   13,874
                                  Mesquite News                                  Nondaily                 30,800
                                  Lewisville Leader                              Nondaily                 26,500
                                  McKinney Messenger                             Nondaily                  8,016
                                  Frisco Life                                    Nondaily                  4,500
                                  The Colony Leader                              Nondaily                  4,300
                                  Coppell Gazette                                Nondaily                  4,300
                                  Allen American                                 Nondaily                  4,022

Niche Publications and Services

       In addition to its primary newspaper products, the Company publishes numerous niche advertising and special interest publications in all of its markets to achieve increased market coverage. The specialized publications include newsstand publications, total market coverage vehicles, guides covering specialized subjects such as television and real estate, editions zoned to particular geographic areas, weekly news products and military publications. The Company's newspapers continue to grow their local direct marketing services and will expand this in 1996 with the installation of specialized printing equipment in each of the principal markets. The Company also offers audiotext "voice mail" services to readers and advertisers, and each newspaper now provides advertising and information services on the World Wide Web.

Sales and Marketing

       The Company maintains local sales offices in each of its newspaper markets. Each office has commissioned sales representatives dedicated specifically to advertising or circulation sales. In 1995 the Company launched its Potential Based Marketing strategy which uses databases of information to support growth by examining the "potential" of its customers, products, services and people. Harte-Hanks uses marketing techniques including programs whereby an advertiser purchases a package consisting of multiple advertisements over a specified period of time for a fixed budget amount. Harte-Hanks offers a combination of products and services as part of these advertising programs. The niche publications and services offer customers increased market coverage or the ability to target specific consumer groups.

Facilities

       Harte-Hanks newspaper operations are housed in modern facilities that are owned by the Company in its five principal newspaper markets and leased facilities in suburban Dallas. The Company made substantial investments in prepress systems and equipment in 1995. These investments are expected to increase productivity and shorten manufacturing time, allowing for later news and advertising deadlines.

Competition

       There are no competing daily newspapers in the markets where the Company publishes its five principal newspapers. The Company's community newspapers face increasing competition from the strong metropolitan daily newspaper in Dallas, including its local editions. Each of the Company's newspapers competes in varying degrees for advertisers and readers with newspapers, magazines, radio, broadcast and cable television, shoppers, directories, direct mail and other communications media that operate in its markets.

TELEVISION

General

       The Company owns and operates KENS-TV, a CBS-affiliated VHF station in San Antonio, Texas, the 37th largest television market in the United States according to Nielsen Ratings Service. San Antonio is the business and retail center for South Texas and has a diversified economy based on tourism, military, healthcare and international trade. In 1995, Harte-Hanks Television had revenues of $25.1 million, which accounted for approximately 5% of the Company's revenues.

       The Company believes that its market leadership results from strong local news programming and highly visible community involvement and public affairs projects. In 1995, KENS added a 5:30 a.m. newscast preceding its existing weekday morning local news hour. Another half-hour local newscast premiered at 4:30 p.m. weekdays in January, 1996. Altogether, KENS programs 24 hours a week of live, local news.

       KENS has been affiliated with CBS since the station's inception. In 1995, CBS placed third among the major networks in the primetime ratings. KENS renegotiated its contract with CBS in September 1995 for a 10-year term. Despite CBS's weak prime time performance Monday through Friday, KENS' late night newscast finished 1995 as San Antonio's top rated newscast for the 23rd consecutive year, growing its ratings 85% over the CBS prime time average. The station was the only CBS affiliate in the 33 major metered markets to place first in late news in the November 1995 rating sweeps, also ranking as the network's highest rated late news affiliate in these markets.

       According to the November 1995 Nielsen Ratings Index, KENS broadcasts to a market of approximately 652,000 households, defined as the designated market area (the "DMA"). The San Antonio DMA is served by 10 stations, including stations affiliated with the other two major national networks, a Fox affiliate, two stations affiliated with Spanish language networks, three independent stations and one public broadcasting station. Cable penetration in the City of San Antonio is approximately 66%. San Antonio historically has ranked higher in terms of total television advertising dollars spent than its market ranking. Because of its market ranking and ethnic diversity, San Antonio has experienced regional and national advertising growth and frequently enjoys test-market status.

       Harte-Hanks' strategy is to maintain its leadership position in order to continue to increase its television revenues and to capitalize on the station's reputation and leadership position by providing additional products and services for advertisers. The Company acquired an AM radio station in San Antonio, which began broadcasting as KENS-AM on October 15, 1993. KENS-AM's news and information format features simulcasts of KENS-TV's "Eyewitness News" along with call-in talk shows, issues-oriented programming and expanded advertiser information programs. Harte-Hanks expanded its radio commitment in 1995 by doubling KENS-AM's signal power.

       The Company also offers video production and graphic services in its full-service production facility. Video production services are provided for programming, commercial and industrial applications and live satellite uplinking, worldwide. KENS also operates a high-end print graphics facility, providing print advertisers with complete ad design, production, color separation and film output capabilities. KENS also offers CD-ROM production and World Wide Web page design.


Sales and Marketing

       Local advertising spots are sold by KENS sales personnel. National advertising spots are sold by Katz Communications, an independent advertising sales agent with offices throughout the United States. Generally, advertising rates for national spot and local advertising are determined by the individual station, which receives all of the revenues (less sales commissions). Rates are influenced both by the demand for advertising time and the popularity of the station's programming. Most advertising during network programs is sold by the network, which pays its affiliated stations negotiated fees for broadcasting such programs. Advertising rates charged by a television station are based primarily on the size of the market and the station's ability to attract audiences as reflected in surveys made by national rating services. Rates are highest during the most desirable viewing hours. Normally a majority of local affiliate station revenues comes from locally programmed dayparts, particularly local newscasts.

       Sales of advertising for KENS-AM and of graphics and production services are handled by a separate sales staff working with KENS' television sales staff.

Facilities

       KENS owns a 50,000 square-foot facility constructed in 1982. The facility includes two video production studios with separate technical control rooms, a graphics facility and a satellite uplink facility. The offices and studio of KENS-AM radio are also located at this facility.

Competition

       KENS competes with other advertising media such as newspapers and magazines, and, within its coverage areas, television and radio stations serving the same or nearby areas. KENS also competes with the local cable television system, which has 66% penetration in the City of San Antonio, according to a report published by Nielsen Ratings in November 1995.

Regulation of Television and Radio

       The FCC regulates television and radio stations under the Communications Act of 1934, as amended (the "Communications Act"), which together with FCC rules and policies thereunder governs the issuance, renewal and assignment of licenses; technical operation; and, to a limited extent, program, employment and commercial practices. The recently enacted Telecommunications Act of 1996 ("Telecommunications Act") effected sweeping changes in the Communications Act, many of which will influence the Company's broadcasting operations. Under the Telecommunications Act, television and radio broadcast station licenses are issued for a maximum term of eight years and are renewable upon application for additional eight-year terms. The KENS-TV broadcast station license was renewed in September 1993 for a term expiring August 1, 1998. The license of the AM radio station will expire August 1, 1997. Renewal applications are granted without hearing if the licensee's qualifications are not materially challenged by either a third party or the FCC. Despite the relatively short term license period, the broadcast industry has been characterized by stability.
Harte-Hanks has operated television broadcast stations since 1962, and to date its renewal applications have been granted without hearing. Under the Communications Act, as amended by the Telecommunications Act, a broadcast license may not be granted to or held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations; or a broadcast license also may not be granted to or held by corporation that is controlled, directly or indirectly, by any other corporation if more than one-fourth of capital stock of the parent corporation is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations unless the FCC finds that the public interest will be served. The Communications Act and FCC rules also generally prohibit the common ownership, operation or control of a television broadcast station and a radio broadcast station serving the same local market and of a broadcast station and a daily newspaper serving the same local market. However, the FCC has waived this rule as it applies to the ownership of KENS-TV and the Company's AM radio station. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association.

Employees

       As of December 31, 1995, Harte-Hanks employed 4,957 full-time employees and 670 part-time employees, as follows: direct marketing -- 2,076 full-time and 221 part-time employees; shoppers -- 1,443 full-time and 259 part-time employees; newspapers -- 1,267 full-time and 178 part-time employees; television -- 146 full-time and 12 part-time employees; and corporate office -- 25 full-time employees. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

Facilities

       Harte-Hanks' executive offices are located in San Antonio, Texas and occupy approximately 35,000 square feet in leased premises. The Company's business is conducted in facilities nationwide containing aggregate space of approximately 2.5 million square feet. Approximately 1.7 million square feet are held under leases, which expire at dates through 2010. The balance of the properties, which are used primarily in the Company's newspaper, television and Southern California shopper operations, are owned by the Company.


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


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1995 at page 32.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1995 at page 30.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1995 at pages 13 through 18.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1995, which is incorporated herein by reference: All Consolidated Financial Statements (pages 19 through 22); all Notes to Consolidated Financial Statements (pages 23 through 29); and the Independent Auditors' Report (page 31). With the exception of the information herein expressly incorporated by reference, the Company's Annual Report to Stockholders for the year ended December 31, 1995 is not deemed filed as part of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10.  MANAGEMENT

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 29, 1996 for the April 30, 1996 Annual Meeting of Stockholders under the caption "Management -- Directors and Executive Officers" on pages 54 and 55.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 29, 1996 for the April 30, 1996 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information" on pages 56 through 60.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 29, 1996 for the April 30, 1996 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Principal Stockholders" on pages 61 and 62.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1995 attached hereto:

              Consolidated Balance Sheets, December 31, 1995 and 1994

              Consolidated Statements of Operations, Years ended
                December 31, 1995, 1994 and 1993

              Consolidated Statements of Cash Flows, Years ended December 31,
                1995, 1994 and 1993

              Consolidated Statements of Stockholders' Equity, Years ended
                December 31, 1995, 1994 and 1993

              Notes to Consolidated Financial Statements

              Independent Auditors' Report

(a)(2) The following accountants' report and financial schedule for years ending December 31, 1995, 1994 and 1993 are submitted herewith:

              Independent Auditors' Report 10-K Schedule

              Schedule VIII - Valuation and Qualifying Accounts

              All other schedules are omitted as the required information is inapplicable.

                    (a)(3) Exhibits

Exhibit
  No.                       Description of Exhibit                                                 Page No.
-------           ----------------------------------------------------                             --------
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

Exhibit
  No.                           Description of Exhibit                                                 Page No.
-------             ----------------------------------------------------                               --------
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

 10(k)              First Amendment, dated as of November 3, 1993 to
                    Third Amended and Restated Loan Agreement dated
                    May 19, 1993 among the Company, The Toronto-Dominion
                    Bank, NationsBank of Texas, N.A., National Westminster
                    Bank USA, The First National Bank of Boston, Bank of
                    Hawaii, Corestates Bank, N.A., The Bank of Nova Scotia,
                    CIBC Inc., and National Bank of Canada; and Toronto-
                    Dominion (Texas), Inc., as agent (filed as Exhibit
                    10(l) to the Company's Form 10-Q for the quarter ended September 30, 1993 and incorporated by reference herein).

Exhibit
  No.                       Description of Exhibit                                                 Page No.
-------             ----------------------------------------------------                           --------
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

 10(n)              Second Amendment to Third Amended and Restated Loan
                    Agreement dated as of February 2, 1995 among the Company, NationsBank of Texas, N.A., National
                    Westminster Bank USA, The Bank of Nova Scotia, The
                    First National Bank of Boston, Bank of Hawaii, The
                    Bank of Tokyo, LTD., Dallas Agency, Corestates Bank,
                    N.A. and CIBC Inc. and Toronto-Dominion (Texas), Inc.
                    in its Individual Capacity and as Agent (filed as Exhibit 10(n) to the Company's Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein).

*11                 Statement Regarding Computation of Net Income (Loss)                              27
                    Per Common Share.

*13                 Annual Report to Securityholders (only those portions                             28
                    incorporated by reference into the Form 10-K are
                    filed herewith).

*21                 Subsidiaries of the Company.                                                      48

*23                 Consent of KPMG Peat Marwick.                                                     49

 24 Power of Attorney (included on the signature page of the Registration Statement on Form S-2 filed with the Commission on September 23, 1993).

*27                 Financial Data Schedule.                                                          50


____________________
*Filed herewith.

             (b)    Reports on Form 8-K

                    No reports on Form 8-K have been filed during the fourth quarter of 1995.

             (c) Exhibits -- The response to this portion of Item 14 is submitted as separate section of this report on pages 27 to 50.

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



Date:  March 27, 1996

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
    Edward H. Harte, Director              James L. Johnson, Director


      /s/ Andrew B. Shelton
---------------------------------
   Andrew B. Shelton, Director

                  INDEPENDENT AUDITORS' REPORT 10-K SCHEDULES


The Board of Directors and Stockholders
Harte-Hanks Communications, Inc.:

Under date of January 24, 1996, except as to Note M of the consolidated financial statements, which is as of February 4, 1996, we reported on the consolidated balance sheets of Harte-Hanks Communications, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                             KPMG Peat Marwick LLP


San Antonio, Texas
January 24, 1996

               Harte-Hanks Communications, Inc. and Subsidiaries

                         Financial Statement Schedules


                                 Schedule VIII
                       Valuation and Qualifying Accounts

                                 (in thousands)


                                                                                      Additions
                                                                   Balance at         Charged to          Balance
                                                                   Beginning          Costs and            at End
          Description                           of Year             Expenses          Deductions          of Year
--------------------------------               ----------          ----------         ----------          --------
Allowance for doubtful accounts:

  Year ended December 31, 1995...                $2,910              $3,362             $3,988             $2,284
                                                 ======              ======             ======             ======

  Year ended December 31, 1994...                $2,025              $4,839             $3,954             $2,910
                                                 ======              ======             ======             ======

  Year ended December 31, 1993...                $2,512              $4,160             $4,647             $2,025
                                                 ======              ======             ======             ======

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 11           -  Statement Regarding Computation of Net Income (Loss) Per
                 Common Share.

 13           -  Annual Report to Securityholders.

 21           -  Subsidiaries of the Company.

 23           -  Consent of KPMG Peat Marwick.

 27           -  Financial Data Schedule
