Form 10-Q
period 1996-03-31
HARTE HANKS COMMUNICATIONS INC
filed 1996-05-15
CIK 45919

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the
- -----  Securities Exchange Act of 1934


For the quarterly period ended March 31, 1996


       Transition report pursuant to Section 13 or 15(d) of the
- -----  Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission File Number 1-7120
                       ------


                         HARTE-HANKS COMMUNICATIONS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                    74-1677284
    --------------------------------                 ----------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)



          200 Concord Plaza Drive, San Antonio, Texas        78216
          ---------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)



Registrant's telephone number including area code -- 210/829-9000
                                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes    X        No
                               -------        -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 30,047,781 shares as of March 31, 1996.

              HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                              TABLE OF CONTENTS
                               FORM 10-Q REPORT
                                March 31, 1996




                                                                       Page
                                                                       ----
Part I.         Financial Information

       Item 1.  Interim Condensed Consolidated Financial
                Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -               3
                  March 31, 1996 and December 31, 1995

                  Consolidated Statements of Operations -               4
                  Three months ended March 31, 1996 and 1995

                  Consolidated Statements of Cash Flows -               5
                  Three months ended March 31, 1996 and 1995

                  Notes to Interim Condensed Consolidated Financial     6
                  Statements

       Item 2.    Management's Discussion and Analysis of Financial     7
                  Condition and Results of Operations



Part II.        Other Information

       Item 6.    Exhibits and Reports on Form 8-K                     12

                (a)  Exhibits

                (b)  Reports on Form 8-K

       Signature                                                       12

Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts) (Unaudited)



                                                    March 31,     December 31,
                                                      1996            1995
                                                    ---------     ------------
Assets
Current assets
Cash...........................................      $   9,895     $   6,710
Accounts receivable, net.......................         64,247        69,995
Inventory......................................         22,552        21,285
Prepaid expenses...............................          6,546         4,973
Current deferred income tax benefit............          6,685         6,809
Other current assets...........................          3,852         3,423
                                                     ---------     ---------
Total current assets...........................        113,777       113,195

Property, plant and equipment, net.............         88,829        87,908
Goodwill, net..................................        269,246       271,511
Other assets...................................          5,399         5,101
                                                     ---------     ---------
Total assets...................................      $ 477,251     $ 477,715
                                                     =========     =========


Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable...........................      $  34,495     $  32,029
    Accrued payroll and related expenses.......         11,651        19,057
    Customer deposits and unearned revenue.....         14,084        11,585
    Income taxes payable.......................          4,885           762
    Other current liabilities..................          6,486         6,947
                                                     ---------     ---------
      Total current liabilities................         71,601        70,380

  Long term debt...............................        211,040       220,040
  Other long term liabilities..................         22,847        22,201
                                                     ---------     ---------
      Total liabilities........................        305,488       312,621
                                                     ---------     ---------

  Stockholders' equity
    Common stock, $1 par value, authorized 50,0
      shares. Issued and outstanding 1996: 30,0
      shares; 1995: 29,991,709 shares..........         30,048        29,992
    Additional paid-in capital.................        156,920       156,192
    Accumulated deficit........................        (15,205)      (21,090)
                                                     ---------     ---------
      Total stockholders' equity...............        171,763       165,094
                                                     ---------     ----------
      Total liabilities and stockholders' equit      $ 477,251     $ 477,715
                                                     =========     =========




See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts) (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         1996        1995
                                                       ---------   ---------
Operating revenues..................................   $124,899   $130,178
                                                       --------   --------
Operating expenses
  Payroll...........................................     47,922     49,704
  Production and distribution.......................     43,890     47,273
  Advertising, selling, general and administrative..     12,979     14,763
  Depreciation......................................      3,635      3,416
  Goodwill amortization.............................      2,299      2,424
                                                       --------   --------
                                                        110,725    117,580
                                                       --------   --------
Operating income....................................     14,174     12,598
                                                       --------   --------
Other expenses (income)
  Interest expense..................................      3,282      4,946
  Interest income...................................       (903)      (102)
  Gain on divestiture...............................        ---    (12,293)
  Other, net........................................        200        443
                                                       --------   ---------
                                                          2,579     (7,006)
                                                       --------   --------
Income before income tax expense....................     11,595     19,604
Income tax expense..................................      5,210     13,494
                                                       --------   ---------
Net income..........................................   $  6,385   $  6,110
                                                       ========   =========

Primary:
  Earnings per common share.........................   $   0.20   $   0.21
                                                       ========   ========

  Weighted average common and common equivalent
    shares outstanding..............................     31,545     28,709
                                                       ========   ========

Fully diluted:
  Earnings per common share.........................   $   0.20   $   0.20
                                                       ========   ========

Weighted average common and common equivalent
  share outstanding.................................     31,548     30,902
                                                       ========   ========





See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1996        1995
                                                           ----        ----
Operating Activities
 Net income..........................................    $  6,385     $  6,110
 Add (deduct) non-cash income and expenses:
       Depreciation .................................       3,635        3,416
       Goodwill amortization.........................       2,299        2,424
       Amortization of option related compensation...         401          240
       Film amortization.............................         345          654
       Deferred income taxes.........................         305       (1,321)
       Other, net....................................          39          300
       Gain on divestiture...........................         ---      (12,293)
 Changes in operating assets and liabilities,
    net of acquisitions and divestiture
    Decrease in accounts receivable, net.............       5,748        3,626
    Increase in inventory............................      (1,267)      (3,614)
    Increase in prepaid expenses and other
       current assets................................      (2,157)      (1,732)
    Increase in accounts payable.....................       2,466        1,822
    Increase (decrease) in other accrued expenses
       and other liabilities.........................      (1,188)       9,212
    Other, net.......................................        (111)         222
                                                         --------     --------
Net cash provided by operating activities............      16,970        9,066
                                                         --------     --------

Investing Activities
   Purchases of property, plant and equipment..........    (4,674)      (3,344)
   Proceeds from the sale of property, plant
     and equipment and divested assets.................       --        40,113
   Acquisitions........................................       --        (5,760)
   Payments on film contracts..........................      (333)        (507)
                                                         --------     --------
      Net cash provided by (used in)
         investing activities..........................    (5,007)      30,502
                                                         --------     --------

Financing Activities
   Long term debt borrowings...........................    68,200      521,255
   Payments on long term debt, including current
      maturities ......................................   (77,200)    (561,273)
   Issuance of common stock............................       723          496
   Dividends paid......................................      (501)        (458)
                                                         --------     --------
      Net cash used in financing activities............    (8,778)     (39,980)
                                                         --------     --------

   Net increase(decrease)in cash ......................     3,185         (412)

   Cash at beginning of year...........................     6,710        4,391
                                                         --------     --------
Cash at end of period...............................     $  9,895     $  3,979
                                                         ========     ========


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

         The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         Certain prior period amounts have been reclassified for comparative purposes.

Note B - Merger

         Effective April 30, 1996, DiMark, Inc. ("DiMark") was merged with a wholly-owned subsidiary of the Company, and each outstanding share of DiMark common stock was converted into the right to acquire .656 of a share of common stock of Harte-Hanks. As a result, Harte-Hanks issued approximately 6.1 million shares of Harte-Hanks Common Stock to the shareholders of DiMark and DiMark's outstanding stock options were converted into options to acquire 1,509,213 shares of Harte-Hanks Common Stock. The acquisition will be accounted for on a pooling-of-interests basis. Merger expenses related to the transaction are expected to be approximately $12 million.

         The following selected financial information for 1996 represents the three months ended March 31, 1996 for Harte-Hanks and the three months ended February 28, 1996 for DiMark. The financial information for 1995 represents the three months ended March 31, 1995 for Harte-Hanks and the three months ended February 28, 1995 for DiMark. Revenues and net income of the separate companies, for the time periods described above, are as follows:

                                                  1996                 1995
                                               ---------            ---------
                Revenues:
                Harte-Hanks                    $124,899             $130,178
                DiMark                           26,723               21,061

                Net Income:
                   Harte-Hanks                    6,385                6,110
                   DiMark                         2,311                2,312

         The Company is in the process of conforming DiMark's accounting standards and reporting periods to the Company's and, when completed, the prior historical consolidated financial statements will be restated in accordance with the pooling-of-interests method and will be reflected in the Company's ongoing reporting. As a result of this process, the Company will eliminate DiMark's postage costs from revenues and cost of sales to conform to Harte- Hanks' accounting classifications. For the three months ended February 28, 1996 and 1995, the postage amounts were $1.6 million and $2.0 million, respectively.

Note C - Income Taxes

The Company's quarterly income tax provision of $5.2 million was calculated using an effective income tax rate of 44.9%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ended December 31, 1996. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Operating results were as follows:

                                         Three months ended
In thousands           March 31, 1996     March 31, 1995     Change
- -------------------------------------------------------------------
Revenues                    $124,899         $130,178         -4.1%
Operating expenses           110,725          117,580         -5.8%
                            --------         --------
Operating income            $ 14,174         $ 12,598         12.5%
                            ========         ========

Net income                  $  6,385         $  6,191
                            ========         ========

Fully diluted earnings
  per share                 $   0.20         $   0.20
                            ========         ========


Excluding the sale of the Boston community newspapers in March 1995, consolidated revenues grew 1.6% to $124.9 million and operating income grew 11.7% to 14.2 million in the first quarter of 1996 when compared to the first quarter of 1995. The Company's overall growth resulted from increased business with both new and existing customers, new products and services as well as advertising and circulation rate increases. Overall operating expenses compared to 1995 were flat, excluding the sale of the Boston newspapers.

Excluding the sale of the Boston newspapers, net income grew 66% to $6.4 million, or 20 cents per share, compared to 13 cents per share on a fully diluted basis.


DIRECT MARKETING

Direct marketing operating results were as follows:

                                         Three months ended
In thousands           March 31, 1996     March 31, 1995     Change
- -------------------------------------------------------------------
Revenues                  $46,800             $45,772          2.2%
Operating expenses         41,462              41,094          0.9%
                          -------             -------
Operating income          $ 5,338             $ 4,678         14.1%
                          =======             =======

Direct marketing revenues increased $1.0 million, or 2.2%, in the first quarter of 1996 when compared to 1995. Database and response management services experienced significant revenue growth. Database revenues increased due to higher product sales and increased database construction updates and creation revenues. Response management revenue increased due to the growth of sales lead management services, which include lead generation and lead qualification through in- bound inquiries received from 1-800 numbers and the Internet.
These revenue increases were partially offset by the absence of a local hand distribution advertising business sold in July 1995 and an outsourced mailing program which the customer now performs in-house. Overall, revenue growth resulted from increased business with both new and existing customers, particularly in services provided to the banking, high technology and financial services industries and to international customers.

Operating expenses increased $0.4 million, or 0.9%, in the first quarter of 1996 when compared to 1995. Payroll costs increased $2.3 million primarily due to expanded hiring to support revenue growth in the database and response management services. Depreciation expense increased $0.5 million due to higher levels of capital investment in expanded facilities and upgraded technology to support growth. The increase was partially offset by production cost decreases of $2.4 million, primarily due to outsourced mailing programs moved in-house by customers. Operating expenses were also impacted by the sale of the local hand distribution advertising business in July 1995.

SHOPPERS

Shopper operating results were as follows:



                               Three months ended
In thousands           March 31, 1996    March 31, 1995     Change
- ------------------------------------------------------------------
Revenues                  $42,994           $43,646          -1.5%
Operating expenses         39,663            40,704          -2.6%
                          -------           -------
Operating income          $ 3,331           $ 2,942          13.2%
                          =======           =======


Shopper revenues decreased $0.7 million, or 1.5%, in the first quarter of 1996 as compared to 1995. The decrease was primarily attributable to lower insert volumes as well as intentional reductions of marginal circulation in Dallas. These declines were partially offset by increased in-book advertising revenues resulting from in-column display advertisements made possible with pagination technology implemented in 1995.

Operating expenses decreased $1.0 million, or 2.6%, in the first quarter of 1996 when compared to 1995. Postage expense decreased $1.2 million due to less overweight postage associated with the decreased insert volumes. Additionally, general and administrative expense decreased $1.0 million. These expense decreases were partially offset by paper cost increases of $1.0 million, or 24.5%. Paper cost increases were primarily attributable to rate increases, partially offset by reduced consumption due to the continued implementation of pagination technology. Pagination permits a more efficient publication design and reduces the number of pages in the book.

NEWSPAPERS

Newspaper operating results were as follows:

                                    Three months ended
In thousands               March 31, 1996       March 31, 1995          Change
- ------------------------------------------------------------------------------
Revenues                    $29,336                $34,878              -15.9%
Operating expenses           23,474                 29,341              -20.0%
                            -------                -------
Operating income            $ 5,862                $ 5,537                5.9%
                            =======                =======

Excluding the sale of the Boston newspapers in March 1995, newspaper revenues increased $1.8 million, or 6.5%, in the first quarter of 1996 when compared to 1995. Overall advertising revenues were up $0.7 million, or 3.7%. In particular, classified advertising revenue increased $0.5 million, or 7.1%, as a result of increases both in rates and volumes. Retail advertising revenues increased $0.2 million, or 1.9% as a result of increased rates offset by decreased volumes. Circulation revenue increased $0.6 million, or 8.1%, due to a home delivery rate increase in all markets and a Sunday single-copy increase at the Corpus Christi paper. Niche product revenue also increased primarily due to continued growth in direct mail, community publications and a new Internet- related revenue stream. Direct mail programs were implemented in the Anderson and San Angelo markets, and the Corpus Christi Caller-Times expanded its direct mail program to encompass Laredo, Texas in 1995.

Excluding the sale of the Boston newspapers, newspaper operating expenses increased $1.6 million, or 7.3%, in the first quarter of 1996 when compared to 1995. Paper costs increased $1.3 million, or 36.1%, as a result of higher average newsprint prices. Job printing materials and postage costs also increased due to growth in direct mail volumes.

TELEVISION

Television operating results were as follows:


                                         Three months ended
In thousands           March 31, 1996     March 31, 1995     Change
- -------------------------------------------------------------------
Revenues                   $5,769             $5,882          -1.9%
Operating expenses          4,297              4,457          -3.6%
                           ------             ------
Operating income           $1,472             $1,425           3.3%
                           ======             ======


Revenues for the television segment decreased $0.1 million, or 1.9%, in the first quarter of 1996 when compared to 1995. Television advertising revenues were down $0.5 million due to soft national spot advertising. This decrease was nearly offset by an increase in network compensation revenue due to a renegotiated network affiliation agreement. Operating expenses decreased $0.2 million, or 3.6%, in the first quarter of 1996 when compared to 1995. The decrease was due primarily to film cost savings, which were slightly offset by higher payroll costs.

Recent Development

As described in Note 2 to the Notes to Interim Condensed Consolidated Financial Statements included herein, on April 30, 1996, DiMark was merged with a wholly-owned subsidiary of the Company and each outstanding share of DiMark common stock was converted into the right to acquire .656 of a share of common stock of Harte-Hanks. As a result, Harte-Hanks issued approximately 6.1 million shares of Harte-Hanks Common Stock to the shareholders of DiMark.

DiMark provides a full range of outsource marketing and database services to clients in the insurance, healthcare, pharmaceutical, financial services and telecommunications industries, as well as direct response printing services.

Additional information with respect to the merger is set forth in the Joint Proxy Statement/Prospectus included in Harte-Hanks' Registration Statement of Form S-4 (File No. 333-2047), which is incorporated by reference herein.

Gain on Divestiture

On March 31, 1995, the Company sold its Boston community newspapers, which consisted of three daily and 11 weekly publications. As a result of this transaction, the Company recognized a gain on divestiture of $2.3 million, or 7 cents per share, net of $10.0 million of income taxes.

Interest Expense/Interest Income

Interest expense decreased $1.7 million in the first quarter of 1996 when compared to 1995, primarily due to lower debt levels. Debt levels fell due to proceeds from the March 1995 divestiture, the May 1995 conversion of the Company's 6 1/4% notes to common stock and increased cash flow from operations.

Interest income increased $0.8 million in the first quarter of 1996 when compared to 1995 due to interest income related to an income tax refund that resulted from a favorable tax settlement.

Income Taxes

Excluding the $10.0 million of income taxes related to the gain on the March 1995 divestiture, the Company's income tax expense for the first quarter of 1996 increased $1.7 million compared to the first quarter of 1995. This increase is due to the higher income levels.

Liquidity and Capital Resources

Cash provided from operating activities for the three months ended March 31, 1996 was $17.0 million, as compared to $9.1 million for the three months ended March 31, 1995. Net cash outflows for investing activities were $5.0 million as compared to inflows of $30.5 million in 1995. Year-to-date investing activities for 1995 included $40.1 million in proceeds from the sale of property, plant and equipment and divested assets. These proceeds resulted primarily from the sale of the Boston community newspapers and were used to reduce borrowings under the Company's credit facility.

Capital resources are available from and provided through the Company's unsecured credit facility. All borrowings under the revolving credit facility are to be repaid by December 31, 2001. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations, anticipated capital and film expenditures and debt service requirements for the foreseeable future. As of March 31, 1996, the Company had $114.0 million of unused borrowing capacity under its credit facility, of which $3.7 million was reserved to serve as backup for the Company's outstanding commercial paper and other short-term borrowing facilities.

PART II.   OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits.  See index to Exhibits on Page 13.

         (b) No reports on Form 8-K were filed for the three months ended March 31, 1996.




                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                       HARTE-HANKS COMMUNICATIONS, INC.





         May 14, 1996                     /s/  Richard L. Ritchie
     -------------------               -----------------------------
            Date                             Richard L. Ritchie
                                           Senior Vice President,
                                         Finance and Chief Financial
                                            and Accounting Officer

Exhibit
  No.                    Description of Exhibit                        Page No.
- -----------------------------------------------------------------      --------
2(b)       Agreement and Plan of Merger dated as of February 4,
           1996 among Harte-Hanks Communications, Inc., HHD
           Acquisition Corp. and DiMark, Inc. (filed as Appendix
           A to the Company's Registration Statement No. 333-2047 and
           incorporated by reference herein).


*11        Statement Regarding Computation of Net Income                  14
           Common Share



*27        Financial Data Schedules                                       15




__________________________
* Filed herewith.