Form 10-Q
period 1996-06-30
HARTE HANKS COMMUNICATIONS INC
filed 1996-08-07
CIK 45919

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q




  X    Quarterly report pursuant to Section 13 or 15(d) of the
- ------ Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

- ------ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission File Number 1-7120
                       ------


                         HARTE-HANKS COMMUNICATIONS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                      74-1677284
  -------------------------------                   ----------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification Number)


        200 Concord Plaza Drive, San Antonio, Texas        78216
        -----------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)


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


                           Yes    X        No
                              ---------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 36,491,296 shares as of June 30, 1996.

               HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 June 30, 1996


                                                                                                      Page
                                                                                                      ----
Part I.    Financial Information


       Item 1.  Interim Condensed Consolidated Financial
                Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -                                             3
                  June 30, 1996 and December 31, 1995

                  Consolidated Statements of Operations -                                             4
                  Three months ended June 30, 1996 and 1995

                  Consolidated Statements of Operations -                                             5
                  Six months ended June 30, 1996 and 1995

                  Consolidated Statements of Cash Flows -                                             6
                  Six months ended June 30, 1996 and 1995

                  Notes to Interim Condensed Consolidated Financial                                   7
                  Statements


       Item 2.  Management's Discussion and Analysis of Financial                                     9
                Condition and Results of Operations


Part II.   Other Information

     Item 4.    Submission Matters to a Vote of Security Holders                                     14


     Item 6.    Exhibits and Reports on Form 8-K                                                     15

           (a)    Exhibits

           (b)    Reports on Form 8-K


     Signature                                                                                       15

Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
(Unaudited)

                                                                           JUNE 30,            DECEMBER 31,
                                                                             1996                  1995
                                                                             ----                  ----
Assets
 Current assets
   Cash...............................................                    $  17,727             $  18,102
   Accounts receivable, net...........................                       82,012                80,056
   Inventory..........................................                       21,594                24,307
   Prepaid expenses...................................                        7,379                 5,330
   Current deferred income tax benefit................                        6,679                 7,181
   Other current assets...............................                        3,739                 3,477
                                                                          ---------             ---------
     Total current assets.............................                      139,130               138,453

 Property, plant and equipment, net...................                      106,019               102,164
 Goodwill, net........................................                      293,905               283,149
 Other assets.........................................                        7,569                 5,513
                                                                          ---------             ---------
     Total assets.....................................                    $ 546,623             $ 529,279
                                                                          =========             =========


Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable..................................                    $  38,589             $  35,768
    Accrued payroll and related expenses..............                       14,401                20,677
    Customer deposits and unearned revenue............                       16,832                16,174
    Income taxes payable..............................                          659                 1,593
    Other current liabilities.........................                        8,336                 9,015
                                                                          ---------             ---------
      Total current liabilities.......................                       78,817                83,227

  Long term debt......................................                      225,340               220,468
  Other long term liabilities.........................                       22,628                23,728
                                                                          ---------             ---------
      Total liabilities...............................                      326,785               327,423
                                                                          ---------             ---------

  Stockholders' equity
    Common stock, $1 par value, authorized 125,000,000
      shares. Issued and outstanding 1996: 36,491,296
      shares; 1995: 36,044,228 shares.................                       36,491                36,044
    Additional paid-in capital........................                      181,202               174,870
    Retained earnings (accumulated deficit)...........                        2,145               ( 9,058)
                                                                          ---------             ---------
      Total stockholders' equity......................                      219,838               201,856
                                                                          ---------             ---------
      Total liabilities and stockholders' equity......                    $ 546,623             $ 529,279
                                                                          =========             =========



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts) (Unaudited)

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                       -----------------------------
                                                                          1996                1995
                                                                          ----                ----
Operating revenues....................................                  $159,916            $149,686
                                                                        --------            --------
Operating expenses

  Payroll.............................................                    55,546              52,091
  Production and distribution.........................                    57,032              54,134
  Advertising, selling, general and administrative....                    14,461              14,797
  Depreciation........................................                     4,569               3,957
  Goodwill amortization...............................                     2,436               2,397
  Merger costs........................................                    12,136                 --
                                                                        --------            --------
                                                                         146,180             127,376
                                                                        --------            --------
Operating income......................................                    13,736              22,310
                                                                        --------            --------
Other expenses (income)
  Interest expense....................................                     3,436               4,196
  Interest income.....................................                       (96)               (142)
  Other, net..........................................                       (48)                298
                                                                        --------            --------
                                                                           3,292               4,352
                                                                        --------            --------
Income before income tax expense......................                    10,444              17,958
Income tax expense....................................                     6,538               8,257
                                                                        --------            --------
Net income............................................                  $  3,906            $  9,701
                                                                        ========            ========

Primary:
  Earnings per share..................................                  $   0.10            $   0.27
                                                                        ========            ========

  Weighted average common and common equivalent
    shares outstanding................................                    38,551              36,279
                                                                        ========            ========

Fully diluted:
  Earnings per share..................................                  $   0.10            $   0.26
                                                                        ========            ========

  Weighted average common and common equivalent
    shares outstanding................................                    38,702              37,677
                                                                        ========            ========





See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts) (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------
                                                                         1996               1995
                                                                         ----               ----
Operating revenues....................................                  $310,527          $298,708
                                                                        --------          --------
Operating expenses
  Payroll.............................................                   111,234           105,328
  Production and distribution.........................                   113,059           110,654
  Advertising, selling, general and administrative....                    28,646            31,003
  Depreciation........................................                     8,941             7,971
  Goodwill amortization...............................                     4,937             4,919
  Merger costs........................................                    12,136               --
                                                                        --------          --------
                                                                         278,953           259,875
                                                                        --------          --------

Operating income......................................                    31,574            38,833
                                                                        --------          --------
Other expenses (income)
  Interest expense....................................                     6,884             9,217
  Interest income.....................................                    (1,107)             (352)
  Other, net..........................................                       504               739
  Gain on divestitures................................                       --            (12,293)
                                                                        --------          --------
                                                                           6,281            (2,689)
                                                                        --------          --------
Income before income tax expense......................                    25,293            41,522
Income tax expense....................................                    13,070            23,398
                                                                        --------          --------
Net income............................................                  $ 12,223          $ 18,124
                                                                        ========          ========

Primary:
  Earnings per share..................................                  $    .32          $    .51
                                                                        ========          ========

  Weighted average common and common equivalent
    shares outstanding................................                    38,420            35,673
                                                                        ========          ========

Fully diluted:
  Earnings per share..................................                  $    .32          $   0.49
                                                                        ========          ========

  Weighted average common and common equivalent
    shares outstanding................................                    38,495            37,511
                                                                        ========          ========






See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                   --------------------------
                                                                                      1996             1995
                                                                                      ----             ----
Cash Flows From Operating Activities
   Net income..........................................                             $ 12,223         $ 18,124
   Adjustments to reconcile net income to net
   cash provided by operating activities
      Depreciation ....................................                                8,941            7,971
      Goodwill amortization............................                                4,937            4,919
      Amortization of option related compensation......                                  599              967
      Film amortization................................                                  694            1,284
      Deferred income taxes............................                                 (383)          (1,430)
      Other, net.......................................                                  778              242
      Gain on divestiture..............................                                   --          (12,293)
   Changes in operating assets and liabilities, net of
   effects from acquisitions and divestitures:
      Decrease (increase) in accounts receivable, net..                                1,263            1,227
      Decrease (increase) in inventory.................                                2,713           (5,975)
      Increase in prepaid expenses and other
         current assets................................                               (2,325)            (861)
      Increase (decrease)in accounts payable...........                                2,003             ( 76)
      Decrease in other accrued expenses
         and other liabilities.........................                               (8,036)          (1,806)
      Other, net.......................................                                 (866)            (859)
                                                                                    --------         --------
         Net cash provided by operating
         activities....................................                               22,541           11,434
                                                                                    --------         --------

Cash Flows From Investing Activities
   Purchases of property, plant and equipment..........                              (12,305)         (11,994)
   Proceeds from the sale of property, plant
     and equipment and divested assets.................                                  346           40,194
   Acquisitions........................................                              (17,139)          (5,760)
   Payments on film contracts..........................                                 (654)          (1,065)
                                                                                    --------         --------
      Net cash provided by (used in)
         investing activities..........................                              (29,752)          21,375
                                                                                    --------         --------

Cash Flows From Financing Activities
   Long term debt borrowings...........................                              142,000          739,964
   Payments on long term debt, including current
      maturities ......................................                             (137,755)        (772,187)
   Issuance of common stock............................                                3,611            2,292
   Dividends paid......................................                               (1,020)            (960)
                                                                                    --------         --------
      Net cash provided by (used in) financing
      activities ......................................                                6,836          (30,891)
                                                                                    --------         --------

   Net increase (decrease) in cash.....................                                 (375)           1,918

   Cash at beginning of year...........................                               18,102           11,533
   Pooling adjustment to beginning of
     year balance to conform fiscal years..............                                  --           ( 1,504)
                                                                                    --------         --------
   Cash at end of period...............................                             $ 17,727         $ 11,947
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

     The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - ACQUISITION

     Effective April 30, 1996, DiMark, Inc. ("DiMark") was merged with a wholly-owned subsidiary of the Company, and each outstanding share of DiMark common stock was converted into the right to acquire .656 of a share of common stock of Harte-Hanks. As a result, Harte-Hanks issued approximately 6.1 million shares of Harte-Hanks common stock to the shareholders of DiMark, and DiMark's outstanding stock options were converted into options to acquire 1,509,213 shares of Harte-Hanks common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, the Company's financial statements have been restated to include the results of DiMark for all periods presented. The combined financial results include reclassifications to conform financial statement preparation. Merger expenses related to the transaction were $12.1 million ($8.7 million, net of income taxes). Combined and separate results of the Company and DiMark during the reporting periods preceding the merger were as follows (in thousands):




         THREE MONTHS ENDED
          MARCH 31, 1996

                          HARTE-HANKS     DIMARK     ADJUSTMENTS  COMBINED
                          -----------   ---------    -----------  ----------
             Revenue         $124,899      $27,377    $ (1,664)    $150,612
             Net income         6,385        1,923         --         8,308


          FISCAL YEAR ENDED
          DEC. 31, 1995


             Revenue         $532,852      $77,583    $ (6,924)    $603,511
             Net income        33,985        6,001    $    --      $ 39,986

          Adjustments to revenue consist of elimination of DiMark's postage costs from revenues and cost of sales to conform to Harte-Hanks' accounting classification.


NOTE C - INCOME TAXES

          The Company's quarterly income tax calculation is based on an effective income tax rate that is derived by estimating pretax income and income tax expense for the entire year ended December 31, 1996. Included in the year-to- date income tax provision of $13.1 million is $3.4 million in income tax benefits related to the merger costs. Excluding the taxes related to the merger costs, the estimated annual effective income tax rate of 44.1% for the six months ended June 30, 1996 resulted in $16.5 million in tax expense on income from operations. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization), which are not deductible for federal income tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Operating results (excluding the 1996 merger costs and 1995 gain on divestiture) were as follows:


                            THREE MONTHS ENDED                         SIX MONTHS ENDED
In thousands           JUNE 30, 1996  JUNE 30, 1995  CHANGE    JUNE 30, 1996  JUNE 30, 1995  CHANGE
- ------------           -------------  -------------  ------    -------------  -------------  ------
Revenues                   $159,916     $149,686      6.8%        $310,527       $298,708      4.0%
Operating expenses          134,044      127,376      5.2%         266,817        259,875      2.7%
                           --------     --------                  --------       --------
Operating income           $ 25,872     $ 22,310     16.0%        $ 43,710       $ 38,833     12.6%
                           ========     ========                  ========       ========

Net income                 $ 12,628     $  9,701     30.2%        $ 20,945       $ 13,200     58.7%
                           ========     ========                  ========       ========

Fully diluted earnings
  per share                $   0.33     $   0.26     26.9%        $   0.54       $   0.35     54.3%
                           ========     ========                  ========       ========

(The above results exclude the 1996 one-time merger costs (discussed under "Acquisition") and the 1995 gain on divestiture (discussed under "Gain on Divestiture"). Including these items, net income was $3.9 million, or 10 cents per share, in the second quarter of 1996 compared to net income of $9.7 million, or 26 cents per share, in 1995. For the first six months of 1996, net income was $12.2 million, or 32 cents per share, compared to $18.1 million, or 49 cents per share, in 1995.)

Consolidated revenues grew 6.8% to $159.9 million, and operating income grew 16.0% to $25.9 million in the second quarter of 1996 when compared to the second quarter of 1995. The Company's overall growth resulted from acquisitions, increased business with both new and existing customers, new products and services as well as advertising and circulation rate increases. Overall operating expenses increased 5.2% over 1995. Excluding the sale of the Boston newspapers, year-to-date revenues increased $19.2 million, or 6.5%, when compared to the same period in 1995.


DIRECT MARKETING

Direct marketing operating results were as follows:

                          THREE MONTHS ENDED                              SIX MONTHS ENDED
In thousands         JUNE 30, 1996  JUNE 30, 1995        CHANGE     JUNE 30, 1996  JUNE 30, 1995  CHANGE
- ------------         -------------  -------------        ------     -------------  -------------  ------
Revenues               $73,349        $65,406             12.1%         $145,861     $130,022      12.2%
Operating expenses      62,893         56,114             12.1%          126,406      112,126      12.7%
                       -------        -------                           --------     --------
Operating income       $10,456        $ 9,292             12.5%         $ 19,455     $ 17,896       8.7%
                       =======        =======                           ========     ========

Direct marketing revenues increased $7.9 million, or 12.1%, in the second quarter of 1996 when compared to 1995. Database, response management and outbound telemarketing services experienced significant revenue growth. Database revenues increased due to higher product sales as well as increased database construction, updates and creations. Response management revenues increased primarily due to new customer gains, particularly in the high technology industry, and to a lesser extent due to the May 31, 1996 acquisition of Inquiry Handling Service, a Los Angeles based response management company that serves the high tech and electronics industries. Sales lead management, which includes lead generation and lead qualification through inbound inquiries, experienced significant growth both from new customers and increased call volumes from existing customers. Outbound telemarketing revenues increased primarily due to the January 1996 acquisition of PRO Direct Response Corp., a telemarketing company with a strong customer base in the financial services industry. Second quarter revenue growth was also impacted by the September 1995 acquisition of H&R Communications, Inc. These revenue increases were slightly offset by the absence of an outsourced mailing program which the customer now performs in-house and by the sale of a local hand distribution advertising business in July 1995. Overall, revenue growth resulted from acquisitions and increased business with both new and existing customers, particularly in services provided to the high technology, retail, financial services, health care and pharmaceutical industries.

Second quarter operating expenses increased $6.8 million, or 12.1%, when compared to 1995. Payroll costs increased $3.6 million due to expanded hiring to support revenue growth. Also contributing to the increased operating expenses were additional production costs of $2.4 million due to increased volumes. Depreciation expense increased $0.6 million due to higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above and the sale of the local hand distribution advertising business in July 1995.

Direct marketing revenues increased $15.8 million, or 12.2%, in the first six months of 1996 as compared to the comparable 1995 period. Database, response management and outbound telemarketing experienced significant revenue growth. Overall, revenue growth resulted from acquisitions and increased business, particularly in the high technology, banking, financial services, health care and pharmaceutical industries.

Year-to-date 1996 operating expenses rose $14.3 million, or 12.7%, when compared to 1995. Payroll costs increased $10.2 million due to expanded hiring to support revenue growth and to the 1995 reversal of executive compensation, which was waived by the executives. In addition, production costs increased $2.6 million due to increased volumes. Depreciation expense increased $1.2 million due to higher levels of capital investment to support growth. The acquisitions also impacted operating expense growth.


SHOPPERS

Shopper operating results were as follows:

                                THREEE MONTHS ENDED                           SIX MONTHS ENDED
In thousands              JUNE 30, 1996  JUNE 30, 1995    CHANGE       JUNE 30, 1996  JUNE 30, 1995  CHANGE
- ------------              --------------  -------------   ------       -------------  -------------  ------
Revenues                       $48,936       $48,285        1.3%          $ 91,930     $ 91,931        0.0%
Operating expenses              41,550        41,838       -0.7%            81,213       82,542       -1.6%
                               -------       -------                      --------     --------
Operating income               $ 7,386       $ 6,447       14.6%          $ 10,717     $  9,389       14.1%
                               =======       =======                      ========     ========

Shopper revenues increased $0.7 million, or 1.3%, in the second quarter of 1996 when compared to the same period in 1995. The increase was primarily due to increased in-book advertising revenues resulting from higher display advertising volumes as well as increased usage of the Company's print and deliver products. Display advertising volumes increased due to growth in the Company's core business accounts as well as increased in-column display advertisements made possible with pagination technology implemented in 1995. These increases were offset by lower insert revenues as a result of reduced volumes as well as revenue declines related to intentional reductions of marginal circulation in Dallas.

Shopper operating expenses decreased $0.3 million, or 0.7%, in the second quarter of 1996 when compared to 1995. Postage expense decreased $1.3 million due to less overweight postage associated with the lower insert volumes. In addition, the reduced circulation in the Dallas market contributed to the decreased expense. These decreases were offset by paper cost increases of $0.8 million. These increases were primarily attributable to higher rates. Payroll costs also increased $0.4 million as a result of higher commissions on greater sales volumes.

Year-to-date shopper revenues remained constant at $91.9 million when compared to the same period in 1995. Revenue growth was experienced in both the display advertising and print and deliver product categories. These increases were offset by lower insert volumes as well as reduced revenues related to circulation reduction in Dallas.

Year-to-date shopper operating expenses decreased $1.3 million, or 1.6%, in 1996 when compared to the same period in 1995. This decline was due to lower postage costs of $2.5 million and to lower operating expenses related to the reduction in marginal circulation in Dallas. These decreases were offset by increased paper costs of $1.8 million, or 21.2%.


NEWSPAPERS

Newspaper operating results were as follows:

                          THREE MONTHS ENDED                         SIX MONTHS ENDED
In thousands          JUNE 30, 1996  JUNE 30, 1995  CHANGE      JUNE 30, 1996  JUNE 30, 1995  CHANGE
- ------------          -------------  -------------  ------      -------------  -------------  ------
Revenues                $30,803        $29,282      5.2%           $60,139         $64,160     -6.3%
Operating expenses       23,529         22,338      5.3%            47,004          51,680     -9.0%
                        -------        -------                     -------         -------
Operating income        $ 7,274        $ 6,944      4.8%           $13,135         $12,480      5.2%
                        =======        =======                     =======         =======

Newspaper revenues increased $1.5 million, or 5.2%, in the second quarter of 1996 when compared to the same period in 1995. Overall advertising revenues were up $0.6 million, or 2.7%. In particular, classified advertising revenues increased $0.4 million, or 6.3%, as a result of rate increases. Retail advertising revenues were up $0.2 million, or 1.8%, due to increased rates slightly offset by lower volumes. Circulation revenues increased $0.3 million, or 4.9%, due to home delivery rate increases in all markets and a Sunday single-copy rate increase at the Corpus Christi paper. Niche product revenue increased $0.6 million primarily due to the continued growth of existing direct mail programs as well as the launch of new programs in 1996. In addition, new revenue initiatives in community publications, total market coverage products, Internet and audiotext added to second quarter revenue growth.

Newspaper operating expenses increased $1.2 million, or 5.3% in the second quarter of 1996 when compared to 1995. Newsprint expense increased $0.9 million, or 21.4%, as a result of higher average newsprint prices offset slightly by reduced volumes. Postage costs also increased slightly due to growth in direct mail volumes.

Excluding the sale of the Boston newspapers (discussed under "Gain on Divestiture"), year-to-date newspaper revenues increased $3.3 million, or 5.8%, when compared to the same period in 1995. Overall advertising revenues were up $1.2 million, or 3.2%. In particular, classified advertising revenues increased $1.0 million, or 6.7%, as a result of rate increases. Retail advertising revenues were up $0.3 million, or 1.8%, due to increased rates slightly offset by lower volumes. Circulation revenues increased $0.9 million, or 6.5%, due to rate increases. Niche product revenue also increased $1.1 million, primarily due to the continued growth of existing revenue streams as well as the launch of revenue initiatives.

Excluding the sale of the Boston newspapers, year-to-date newspaper operating expenses increased $2.8 million, or 6.4%, when compared to 1995. Newsprint expense increased $2.1 million, or 28.2%, as a result of higher average newsprint prices offset slightly by reduced volumes. Postage costs also increased slightly due to growth in direct mail volumes.



TELEVISION

Television operating results were as follows:

                             THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands             JUNE 30, 1996  JUNE 30, 1995     CHANGE     JUNE 30, 1996  JUNE 30, 1995  CHANGE
- ------------             -------------  -------------     ------     -------------  -------------  ------
Revenues                       $6,828       $ 6,713         1.7%          $12,597      $12,595       0.0%
Operating expenses              4,267         4,667        -8.6%            8,564        9,124      -6.1%
                               ------       -------                       -------      -------
Operating income               $2,561       $ 2,046        25.2%          $ 4,033      $ 3,471      16.2%
                               ======       =======                       =======      =======

Revenues for the television segment increased $0.1 million, or 1.7%, in the second quarter of 1996 when compared to 1995. This increase was primarily attributable to local advertising and an increase in network compensation revenue due to a renegotiated network affiliation agreement. These increases in revenue were partially offset by decreased national advertising demands.

Second quarter operating expenses decreased $0.4 million, or 8.6%, when compared to the same period in 1995. The decrease was due primarily to film cost savings, as well as effective management of other production and general and administrative costs. Partially offsetting these cost reductions was an increase in payroll costs due to additional investment in sales and news.

Revenues for the television segment remained relatively constant for the first half of 1996 when compared to the same period in 1995. Increased local advertising and network compensation revenues were offset by lower national advertising revenues, reflecting continued weak CBS network performance.

First half operating expenses for the television segment decreased $0.6 million, or 6.1%, when compared to the same period in 1995. The decrease was due primarily to lower film costs, which were slightly offset by higher payroll costs.


Acquisition

As described in Note 2 to the Notes to Interim Condensed Consolidated Financial Statements included herein, on April 30, 1996, DiMark was merged with a wholly-owned subsidiary of the Company, and each outstanding share of DiMark common stock was converted into the right to acquire .656 of a share of common stock of Harte-Hanks. As a result, Harte-Hanks issued approximately 6.1 million shares of Harte-Hanks Common Stock to the shareholders of DiMark, and DiMark's outstanding stock options were converted into options to acquire 1.5 million shares of Harte-Hanks common stock. The merger was accounted for on a pooling-of-interests basis, and all historical information has been restated as if the pooling occurred at the beginning of the periods presented. One-time merger expenses of $12.1 million ($8.7 million after-tax) were recognized in the second quarter of 1996.

DiMark provides a full range of outsource marketing, database services and telemarketing to clients in the insurance, healthcare, pharmaceutical, financial services and telecommunications industries, as well as direct response printing services.


Interest Expense/Interest Income

Interest expense decreased $0.8 million in the second quarter of 1996 when compared to the same period in 1995 due to lower effective interest rates and lower debt levels. Year-to-date interest expense declined $2.3 million in the first half of 1996 when compared to 1995, primarily due to lower debt levels and rates. Debt levels decreased due to proceeds from the divestiture described below in "Gain on Divestiture", the 1995 conversion of the Company's 6-1/4% notes to common stock and increased cash flow from operations.

Interest income increased $0.8 million in the first half of 1996 when compared to 1995 due to interest income related to an income tax refund that resulted from a favorable tax settlement.

Gain on Divestiture

In March 1995, the Company sold its suburban Boston community newspapers. As a result of this transaction, the Company recognized a gain on divestiture of $2.3 million, or 7 cents per share, net of $10.0 million of income taxes.

Income Taxes

Excluding the income taxes related to the 1996 merger costs and the 1995 gain on divestiture, income tax expense in the second quarter and the first six months of 1996 increased due to higher income levels.

Liquidity and Capital Resources

Cash provided from operating activities for the six months ended June 30, 1996 was $22.5 million as compared to $11.4 million for the same period in 1995. Net cash outflows for investing activities were $29.8 million as compared to inflows of $21.4 million in 1995. Investing activities for the first six months of 1996 included acquisitions of $17.1 million and for the first six months of 1995 included $40.2 million in proceeds from the sale of property, plant and equipment and divested assets.

Capital resources are available from and provided through the Company's unsecured credit facility. All borrowings under the revolving credit facility are to be repaid by December 31, 2001. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations, anticipated capital and film expenditures, and debt service requirements for the foreseeable future. As of June 30, 1996, the Company had $96 million of unused borrowing capacity under its credit facility.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on April 30, 1996. At the meeting the stockholders were requested to vote on the following:

1. To approve the issuance of shares of Harte-Hanks Common Stock to DiMark stockholders pursuant to the Agreement and Plan of Merger dated as of February 4, 1996 by and among Harte-Hanks, HHD Acquisition Corp., a New Jersey corporation and wholly-owned subsidiary of Harte-Hanks ("Newco") and DiMark, Inc., a New Jersey corporation ("DiMark"), providing for the merger of Newco with and into DiMark and the conversion of each outstanding share of DiMark common stock, no par value per share, into .656 of a share of Harte-Hanks common stock, par value $1.00 per share. The result of the vote was as follows:

             For         Against         Abstentions       Nonvotes
         ----------    ----------       ------------     ------------
         24,520,634      19,130            10,847          1,765,101

2. To elect Houston H. Harte, Andrew B. Shelton and Richard M. Hochhauser as Class III directors for a three- year term and David L. Copeland as a Class I director for a one-year term. The result of the vote was as follows:

                                             For              Withheld
                                         ----------           ---------
         Houston H. Harte                26,300,727            14,985
         Andrew B. Shelton               26,300,733            14,979
         Richard M. Hochhauser           26,299,157            16,555
         David L. Copeland               26,300,474            15,238

         The names of each director whose term of office continued are:  Peter
         T. Flawn, Larry Franklin, Christopher M. Harte, Edward H. Harte and James L. Johnson.

3. To approve an amendment to the Certificate of Incorporation of Harte-Hanks to increase the number of authorized shares of Harte-Hanks Common Stock from 50,000,000 to 125,000,000. The result of the vote was as follows:



             For           Against        Abstentions       Nonvotes
         ----------      ----------      ------------      -----------
         23,058,863      1,485,165        10,847            1,765,101

4. To approve an amendment to the Harte-Hanks Communications, Inc. 1991 Stock Option Plan to increase the aggregate number of shares of Harte-Hanks Common Stock that may be issued under such Plan from 3,000,000 to 4,000,000. The result of the vote was as follows:

             For                 Against           Abstentions
         ----------           -----------         ------------
         25,723,451             570,511              21,750



5. To approve the adoption of the Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan. The result of the vote was as follows:

             For                    Against                  Abstentions
         -----------              ----------                ------------
         26,086,356                 219,213                    10,143

Item 6.      Exhibits and Reports on Form 8-K

             (a)    Exhibits.  See index to Exhibits on Page 16.

             (b) The company filed a report on Form 8-K dated April 30, 1996 relating to the agreement to acquire DiMark, Inc.



                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                HARTE-HANKS COMMUNICATIONS, INC.



           August 7, 1996                            /s/  Richard L. Ritchie
         -----------------------                -----------------------------
                 Date                                    Richard L. Ritchie
                                                       Senior Vice President,
                                                     Finance and Chief Financial
                                                       and Accounting Officer

Exhibit
  No.                   Description of Exhibit                                                 Page No.
- -------         ----------------------------------------------------------------               --------
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

3(a)            Amended and Restated Certificate of Incorporation
                (filed as Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

3(b) Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company's Registration Statement No. 33-69202 and incorporated by reference herein).

*3(c)           Amendment dated April 30, 1996 to Amended and                                         17
                Restated Certificate of Incorporation.

*3(d)           Amended and Restated Certificate of Incorporation                                     20
                as amended through April 30, 1996.

4(a) Long term debt instruments are not being filed pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Copies of such instruments will be furnished to the Commission upon request.

*10(o)          Amendment No. 3 to Harte-Hanks Communications                                         27
                (formerly HHC Holding Inc.) 1991 Stock Option Plan.

*10(p)          Harte-Hanks Communications, Inc. 1996 Incentive                                       28
                Compensation Plan.

*11             Statements Regarding Computation of Per                                               29
                Share Earnings

*27             Financial Data Schedules                                                              31





- -------------------------------
* Filed herewith.