Form 10-Q
period 1996-09-30
HARTE HANKS COMMUNICATIONS INC
filed 1996-11-13
CIK 45919

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-7120

                        HARTE-HANKS COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         74-1677284
-------------------------------                       --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


          200 Concord Plaza Drive, San Antonio, Texas        78216
        ------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 36,593,336 shares as of September 30, 1996.

               HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               September 30, 1996

                                                                           Page
                                                                           ----
Part I.         Financial Information

       Item 1.    Interim Condensed Consolidated Financial
                  Statements (Unaudited)

                     Condensed Consolidated Balance Sheets -                 3
                     September 30, 1996 and December 31, 1995

                     Consolidated Statements of Operations -                 4
                     Three months ended September 30, 1996 and 1995

                     Consolidated Statements of Operations -                 5
                     Nine months ended September 30, 1996 and 1995

                     Consolidated Statements of Cash Flows -                 6
                     Nine months ended September 30, 1996 and 1995

                     Notes to Interim Condensed Consolidated Financial       7
                     Statements

       Item 2.    Management's Discussion and Analysis of Financial          9
                  Condition and Results of Operations

Part II.        Other Information

       Item 4.    Submission Matters to a Vote of Security Holders          14


       Item 6.    Exhibits and Reports on Form 8-K                          15

           (a)       Exhibits

           (b)       Reports on Form 8-K

       Signature                                                            15

Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share
--------------------------------------------------------------------------------
amounts)
--------
(Unaudited)

                                                                      SEPTEMBER 30,            DECEMBER 31,
                                                                           1996                    1995
                                                                      --------------          -------------
Assets
   Current assets
      Cash  . . . . . . . . . . . . . . . . . . . . . . .                 $  15,925             $  18,102
      Accounts receivable, net  . . . . . . . . . . . . .                    87,513                80,056
      Inventory   . . . . . . . . . . . . . . . . . . . .                    15,444                24,307
      Prepaid expenses  . . . . . . . . . . . . . . . . .                     6,751                 5,330
      Current deferred income tax benefit   . . . . . . .                     6,530                 7,181
      Other current assets  . . . . . . . . . . . . . . .                     4,934                 3,477
                                                                          ---------             ---------
         Total current assets   . . . . . . . . . . . . .                   137,097               138,453

   Property, plant and equipment, net   . . . . . . . . .                   109,353               102,164
   Goodwill, net  . . . . . . . . . . . . . . . . . . . .                   293,323               283,149
   Other assets   . . . . . . . . . . . . . . . . . . . .                     6,880                 5,513
                                                                          ---------             ---------
         Total assets   . . . . . . . . . . . . . . . . .                 $ 546,653             $ 529,279
                                                                          =========             =========
Liabilities and Stockholders' Equity
   Current liabilities
      Accounts payable  . . . . . . . . . . . . . . . . .                 $  38,801             $  35,768
      Accrued payroll and related expenses  . . . . . . .                    16,513                20,677
      Customer deposits and unearned revenue  . . . . . .                    18,637                16,174
      Income taxes payable  . . . . . . . . . . . . . . .                       --                  1,593
      Other current liabilities   . . . . . . . . . . . .                    10,245                 9,015
                                                                          ---------             ---------
         Total current liabilities  . . . . . . . . . . .                    84,196                83,227

   Long term debt  . . . . . . . . . . . . . . . . . . .                    205,040               220,468
   Other long term liabilities  . . . . . . . . . . . . .                    24,077                23,728
                                                                          ---------             ---------
         Total liabilities  . . . . . . . . . . . . . . .                   313,313               327,423
                                                                          =========             =========
   Stockholders' equity
      Common stock, $1 par value, authorized 125,000,000
         shares. Issued and outstanding 1996: 36,593,336
         shares; 1995: 36,044,228 shares  . . . . . . . .                    36,593                36,044
      Additional paid-in capital .  . . . . . . . . . . .                   182,908               174,870
      Retained earnings (accumulated deficit)   . . . . .                    13,839                (9,058)
                                                                          ---------             ---------
         Total stockholders' equity   . . . . . . . . . .                   233,340               201,856
                                                                          ---------             ---------
         Total liabilities and stockholders' equity   . .                 $ 546,653             $ 529,279
                                                                          =========             =========

See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts) (Unaudited)

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                         1996                    1995
                                                                       ----------             ----------
Operating revenues.   . . . . . . . . . . . . . . .                    $166,248               $146,459
                                                                       --------               --------
Operating expenses
   Payroll  . . . . . . . . . . . . . . . . . . . .                      59,068                 50,942
   Production and distribution  . . . . . . . . . .                      59,389                 54,797
   Advertising, selling, general and administrative                      15,332                 13,759
   Depreciation   . . . . . . . . . . . . . . . . .                       4,771                  4,037
   Goodwill amortization  . . . . . . . . . . . . .                       2,484                  2,420
                                                                       --------               --------
                                                                        141,044                125,955
                                                                       --------               --------
Operating income  . . . . . . . . . . . . . . . . .                      25,204                 20,504
                                                                       --------               --------
Other expenses (income)
   Interest expense   . . . . . . . . . . . . . . .                       3,254                  3,833
   Interest income  . . . . . . . . . . . . . . . .                        (188)                  (150)
   Other, net   . . . . . . . . . . . . . . . . . .                         134                    195
      Gain on divestiture   . . . . . . . . . . . .                          --                 (1,454)
                                                                       --------               --------
                                                                          3,200                  2,424
                                                                       --------               --------
Income before income tax expense  . . . . . . . . .                      22,004                 18,080
Income tax expense  . . . . . . . . . . . . . . . .                       9,712                  8,104
                                                                       --------               --------
Net income  . . . . . . . . . . . . . . . . . . . .                    $ 12,292               $  9,976
                                                                       ========               ========
Primary:
   Earnings per share   . . . . . . . . . . . . . .                    $   0.32               $   0.26
                                                                       ========               ========
   Weighted average common and common equivalent
      shares outstanding  . . . . . . . . . . . . .                      38,734                 37,815
                                                                       ========               ========
Fully diluted:
   Earnings per share   . . . . . . . . . . . . . .                    $   0.32               $   0.26
                                                                       ========               ========
   Weighted average common and common equivalent
      shares outstanding  . . . . . . . . . . . . .                      38,824                 37,895
                                                                       ========               ========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------
                                                                       1996                     1995
                                                                    -----------              -----------
Operating revenues  . . . . . . . . . . . . . . . . . . .            $476,775                  $445,167
                                                                     --------                  --------
Operating expenses
   Payroll  . . . . . . . . . . . . . . . . . . . . . . .             170,302                   156,270
   Production and distribution  . . . . . . . . . . . . .             172,448                   165,451
   Advertising, selling, general and administrative   . .              43,978                    44,762
   Depreciation   . . . . . . . . . . . . . . . . . . . .              13,712                    12,008
   Goodwill amortization  . . . . . . . . . . . . . . . .               7,421                     7,339
   Merger costs . . . . . . . . . . . . . . . . . . . . .              12,136                        --
                                                                     --------                  --------
                                                                      419,997                   385,830
                                                                     --------                  --------
Operating income... . . . . . . . . . . . . . . . . . . .              56,778                    59,337
                                                                     --------                  --------
Other expenses (income)
   Interest expense   . . . . . . . . . . . . . . . . . .              10,138                    13,050
   Interest income  . . . . . . . . . . . . . . . . . . .              (1,295)                     (502)
   Other, net   . . . . . . . . . . . . . . . . . . . . .                 638                       934
   Gain on divestitures.  . . . . . . . . . . . . . . . .                  --                   (13,747)
                                                                     --------                  --------
                                                                        9,481                      (265)
                                                                     --------                  --------
Income before income tax expense  . . . . . . . . . . .                47,297                    59,602
Income tax expense  . . . . . . . . . . . . . . . . . . .              22,782                    31,502
                                                                     --------                  --------
Net income  . . . . . . . . . . . . . . . . . . . . . . .            $ 24,515                  $ 28,100
                                                                     ========                  ========
Primary:
   Earnings per share   . . . . . . . . . . . . . . . . .            $    .64                  $    .77
                                                                     ========                  ========
   Weighted average common and common equivalent
      shares outstanding  . . . . . . . . . . . . . . . .              38,524                    36,387
                                                                     ========                  ========
Fully diluted:
   Earnings per share   . . . . . . . . . . . . . . . . .            $    .63                  $   0.75
                                                                     ========                  ========
   Weighted average common and common equivalent
      shares outstanding  . . . . . . . . . . . . . . . .              38,613                    37,639
                                                                     ========                  ========






See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------------
                                                                       1996                       1995
                                                                   ------------                ----------
Cash Flows From Operating Activities
   Net income   . . . . . . . . . . . . . . . . . . . . .          $   24,515                $   28,100
   Adjustments to reconcile net income to net
   cash provided by operating activities
      Depreciation  . . . . . . . . . . . . . . . . . . .              13,712                    12,008
      Goodwill amortization   . . . . . . . . . . . . . .               7,421                     7,339
      Amortization of option related compensation   . . .                 772                     1,483
      Film amortization   . . . . . . . . . . . . . . . .                 919                     1,831
      Deferred income taxes   . . . . . . . . . . . . . .               1,428                    (1,218)
      Other, net  . . . . . . . . . . . . . . . . . . . .               1,026                       708
      Gain on divestiture   . . . . . . . . . . . . . . .                  --                   (13,747)
   Changes in operating assets and liabilities, net of
   effects from acquisitions and divestitures:
      Increase in accounts receivable, net  . . . . . . .              (4,238)                     (711)
      Decrease (increase) in inventory  . . . . . . . . .               8,863                    (9,529)
      Increase in prepaid expenses and other
         current assets . . . . . . . . . . . . . . . . .              (1,971)                   (1,221)
      Increase in accounts payable  . . . . . . . . . . .               2,215                     8,505
      Decrease in other accrued expenses
         and other liabilities  . . . . . . . . . . . . .              (3,600)                   (2,424)
      Other, net  . . . . . . . . . . . . . . . . . . . .              (1,778)                      418
                                                                   ----------                ----------
         Net cash provided by operating activities  . . .              49,284                    31,542
                                                                   ----------                ----------
Cash Flows From Investing Activities
   Purchases of property, plant and equipment   . . . . .             (20,653)                  (17,824)
   Proceeds from the sale of property, plant
      and equipment and divested assets . . . . . . . . .                 661                    42,924
   Acquisitions   . . . . . . . . . . . . . . . . . . . .             (18,251)                   (9,538)
   Payments on film contracts.  . . . . . . . . . . . . .              (1,115)                   (1,441)
                                                                   ----------                ----------
      Net cash provided by (used in)
      investing activities  . . . . . . . . . . . . . . .             (39,358)                   14,121
                                                                   ----------                ----------

Cash Flows From Financing Activities
   Long term debt borrowings  . . . . . . . . . . . . . .             187,000                   831,064
   Payments on long term debt, including current
      maturities  . . . . . . . . . . . . . . . . . . . .            (203,005)                 (876,627)
   Issuance of common stock   . . . . . . . . . . . . . .               5,520                     4,743
   Dividends paid   . . . . . . . . . . . . . . . . . . .              (1,618)                   (1,455)
                                                                   ----------                ----------
      Net cash used in financing activities   . . . . . .             (12,103)                  (42,275)
                                                                   ----------                ----------

   Net increase (decrease) in cash  . . . . . . . . . . .              (2,177)                    3,388

   Cash at beginning of year  . . . . . . . . . . . . . .              18,102                    11,533
   Pooling adjustment to beginning of
      year balance to conform fiscal years  . . . . . . .                 --                    (1,504)
                                                                   ----------                ----------
   Cash at end of period  . . . . . . . . . . . . . . . .          $   15,925                $   13,417
                                                                   ==========                ==========

See Notes to Interim Condensed Consolidated Financial Statements.

               Harte-Hanks Communications, Inc. and Subsidiaries

          Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)

NOTE A - FINANCIAL STATEMENTS

         The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of Harte- Hanks Communications, Inc. and subsidiaries (the "Company").

         The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - ACQUISITION

         Effective April 30, 1996, DiMark, Inc. ("DiMark") was merged with a wholly-owned subsidiary of the Company, and each outstanding share of DiMark common stock was converted into the right to acquire .656 of a share of common stock of Harte-Hanks. As a result, Harte-Hanks issued approximately 6.1 million shares of Harte-Hanks common stock to the shareholders of DiMark, and DiMark's outstanding stock options were converted into options to acquire approximately 1.5 million shares of Harte-Hanks common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, the Company's financial statements have been restated to include the results of DiMark for all periods presented. The combined financial results include reclassifications to conform financial statement preparation. Merger expenses related to the transaction were $12.1 million ($8.7 million, net of income taxes). Combined and separate results of the Company and DiMark during the reporting periods preceding the merger were as follows (in thousands):



            THREE MONTHS ENDED
              MARCH 31, 1996           HARTE-HANKS              DIMARK         ADJUSTMENTS    COMBINED
            ------------------         ---------------        -----------      -----------    --------
               Revenue                   $124,899              $27,377          $ (1,664)     $150,612
               Net income                   6,385                1,923                --         8,308

           FISCAL YEAR ENDED
              DEC. 31, 1995

               Revenue                   $532,852              $77,583          $ (6,924)     $603,511
               Net income                  33,985                6,001          $     --      $ 39,986

          Adjustments consist of elimination of DiMark's postage costs from revenues and cost of sales to conform to Harte-Hanks' accounting classification.

NOTE C - INCOME TAXES

          The Company's quarterly income tax calculation is based on an effective income tax rate that is derived by estimating pretax income and income tax expense for the entire year ended December 31, 1996. Included in the year-to- date income tax provision of $22.8 million is $3.4 million in income tax benefits related to the merger costs. Excluding the taxes related to the merger costs, the estimated annual effective income tax rate of 44.1% for the nine months ended September 30, 1996 resulted in $26.2 million in tax expense on income from operations. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization), which are not deductible for federal income tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Operating results were as follows:

                                THREE MONTHS ENDED                              NINE MONTHS ENDED
In thousands             SEPT. 30, 1996  SEPT. 30, 1995    CHANGE      SEPT. 30, 1996    SEPT. 30, 1995     CHANGE
------------             --------------  --------------    ------      --------------    --------------     ------
Revenues                   $166,248         $146,459        13.5%         $476,775           $445,167         7.1%
Operating expenses          141,044          125,955        12.0%          407,861            385,830         5.7%
                           --------         --------                      --------           --------
Operating income           $ 25,204         $ 20,504        22.9%         $ 68,914           $ 59,337        16.1%
                           ========         ========                      ========           ========

Net income                 $ 12,292         $  9,108        35.0%         $ 33,251           $ 24,391        36.3%
                           ========         ========                      ========           ========

Fully diluted earnings
  per share                $   0.32         $   0.24        33.3%         $   0.86           $   0.66        30.3%
                           ========         ========                      ========           ========

(The above results exclude the 1996 one-time merger costs (discussed under "Acquisition") and the 1995 gains on divestitures (discussed under "Gain on Divestiture"). Including these items for the third quarter of 1996, net income was $12.3 million, or 32 cents per share, compared to net income of $10.0 million, or 26 cents per share, in 1995, and for the first nine months of 1996, net income was $24.5 million, or 63 cents per share, compared to $28.1 million, or 75 cents per share, in 1995.)

Consolidated revenues grew 13.5% to $166.2 million, and operating income grew 22.9% to $25.2 million, in the third quarter of 1996 when compared to the same period in 1995. The Company's overall growth resulted from acquisitions, increased business with both new and existing customers, new products and services as well as advertising and circulation rate increases. Overall operating expenses increased 12.0% over 1995. Excluding the sale of the Boston newspapers, year-to-date revenues increased $38.9 million, or 8.9%, when compared to the same period in 1995.

DIRECT MARKETING

Direct marketing operating results were as follows:

                                    THREE MONTHS ENDED                              NINE MONTHS ENDED
In thousands                SEPT. 30, 1996    SEPT. 30, 1995   CHANGE      SEPT. 30, 1996     SEPT. 30, 1995    CHANGE
------------                --------------    --------------   ------      --------------     --------------    ------
Revenues                    $81,758           $64,190          27.4%       $227,619           $194,212          17.2%
Operating expenses           71,077            55,478          28.1%        197,483            167,609          17.8%
                            -------           -------                      --------           --------
Operating income            $10,681           $ 8,712          22.6%       $ 30,136           $ 26,603          13.3%
                            =======           =======                      ========           ========

Direct marketing revenues increased $17.6 million, or 27.4%, in the third quarter of 1996 when compared to 1995. Database, response management and outbound telemarketing services experienced significant revenue growth. Database revenues increased due to higher product sales as well as increased database construction, updates and creations. Response management revenues increased due to increased business with existing customers, new customer gains, particularly in the high technology industry, and to two acquisitions in May and August 1996. The company acquired Inquiry Handling Service, a Los Angeles based response management company that serves the high technology and electronics industries, in May and Lead Management Group, a Boston based response management, telemarketing and fulfillment company that serves the high tech industry. Sales lead management, which includes lead generation and qualification through inbound inquiries, experienced significant growth both from new customers and increased call volumes from existing customers.
Outbound telemarketing revenues increased primarily due to the January 1996 acquisition of PRO Direct Response Corp., a telemarketing company with a strong customer base in the financial services industry. These revenue increases were slightly offset by the absence of an outsourced mailing program which the customer now performs in-house. Overall, revenue growth resulted from acquisitions and increased business with both new and existing customers, particularly in services provided to the high tech, retail, financial services, insurance and pharmaceutical industries.

Third quarter operating expenses increased $15.6 million, or 28.1%, when compared to 1995. Payroll costs increased $8.4 million due to expanded hiring to support revenue growth. Also contributing to the increased operating expenses were additional production costs of $5.2 million due to increased volumes. Depreciation expense increased $0.5 million due to higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above.

Direct marketing revenues increased $33.4 million, or 17.2%, in the first nine months of 1996 as compared to the comparable 1995 period. Database, response management and outbound telemarketing experienced significant revenue growth. Overall, revenue growth resulted from acquisitions and increased business, particularly in the high tech, retail, financial services, healthcare and pharmaceutical industries.

Year-to-date 1996 operating expenses rose $29.9 million, or 17.8%, when compared to 1995. Payroll costs increased $18.5 million due to expanded hiring to support revenue growth. In addition, production costs increased $7.8 million due to increased volumes. Depreciation expense increased $1.7 million due to higher levels of capital investment to support growth. The acquisitions also impacted operating expense growth.

SHOPPERS

Shopper operating results were as follows:

                               THREE MONTHS ENDED                          NINE MONTHS ENDED
In thousands           SEPT. 30, 1996   SEPT. 30, 1995    CHANGE    SEPT. 30, 1996  SEPT. 30, 1995      CHANGE
------------           --------------   --------------    ------    --------------  --------------      ------
Revenues               $47,452          $47,550            -0.2%    $139,382        $139,481            - 0.1%
Operating expenses      40,537           41,365            -2.0%     121,750         123,907            - 1.7%
                       -------          -------                     --------        --------
Operating income       $ 6,915          $ 6,185            11.8%    $ 17,632        $ 15,574             13.2%
                       =======          =======                     ========        ========

Shopper revenues decreased $0.1 million, or 0.2%, in the third quarter of 1996 when compared to the same period in 1995. The decrease was due primarily to lower insert revenues as a result of reduced volumes as well as revenue declines related to intentional reductions of marginal circulation in Dallas. The decreases were offset by increased in-book advertising revenues resulting from higher display advertising volumes. Display advertising volumes increased due to growth in the Company's core business accounts as well as increased in-column display advertisements made possible by pagination technology implemented in 1995.

Shopper operating expenses decreased $0.8 million, or 2.0%, in the third quarter of 1996 when compared to 1995. Postage expense decreased $1.4 million due to lower rates as a result of postal reclassification and less overweight postage associated with the lower insert volumes. In addition, reduced circulation in the Dallas market contributed to the decreased expense. These decreases were offset by paper cost increases of $0.4 million. Paper cost increases were primarily attributable to higher rates.

Year-to-date shopper revenues remained constant at $139.4 million when compared to the same period in 1995. Revenue growth occurred in both the display advertising and print and deliver product categories. These increases were offset by lower insert volumes as well as reduced revenues related to the circulation reduction in Dallas.

Year-to-date shopper operating expenses decreased $2.2 million, or 1.7%, in 1996 when compared to the same period in 1995. This decline was due to lower postage costs of $3.9 million and to lower operating expenses related to the reduction in marginal circulation in Dallas. These decreases were partially offset by increased paper costs of $2.2 million, or 17.2%.

NEWSPAPERS

Newspaper operating results were as follows:

                          THREE MONTHS ENDED                      NINE MONTHS ENDED
In thousands         SEPT. 30, 1996  SEPT. 1995  CHANGE     SEPT. 30, 1996  SEPT. 30, 1995    CHANGE
------------         --------------  ----------  ------     --------------  --------------    ------
Revenues             $30,635         $28,803      6.4%      $90,774           $92,963          -2.4%
Operating expenses    23,514          22,361      5.1%       70,518            74,041          -4.8%
                     -------         -------                -------           -------
Operating income     $ 7,121         $ 6,442     10.5%      $20,256           $18,922           7.0%
                     =======         =======                =======           =======

Newspaper revenues increased $1.8 million, or 6.4%, in the third quarter of 1996 when compared to the same period in 1995. Overall advertising revenues were up $1.0 million, or 5.2%. In particular, retail advertising revenues were up $0.5 million, or 6.6%, due to increased rates. In addition, classified advertising revenues increased $0.4 million, or 4.6%, also as a result of rate increases. Circulation revenues increased $0.4 million, or 5.3%, due to home delivery rate increases in all markets and a Sunday single-copy rate increase at the Corpus Christi paper. Niche product revenue increased $0.4 million primarily due to the continued growth of existing direct mail programs as well as the launch of new programs in 1996. In addition, initiatives in community publications, total market coverage products, Internet and audiotext added to third quarter revenue growth.

Newspaper operating expenses increased $1.2 million, or 5.1%, in the third quarter of 1996 when compared to 1995. Newsprint expense increased $0.5 million, or 12.3%, as a result of higher average newsprint prices offset slightly by reduced volumes. General and administrative costs increased $0.4 million, or 11.8%.

Excluding the sale of the Boston newspapers (discussed under "Gain on Divestiture"), year-to-date newspaper revenues increased $5.1 million, or 6.0%, when compared to the same period in 1995. Overall advertising revenues were up $2.2 million, or 3.8%. In particular, classified advertising revenues increased $1.3 million, or 6.0%, as a result of rate increases. Retail advertising revenues were up $0.9 million, or 3.4%, due to increased rates slightly offset by lower volumes. Circulation revenues increased $1.3 million, or 6.1%, due to rate increases. Niche product revenue increased $1.5 million, primarily due to the continued growth of existing revenue streams as well as the launch of revenue initiatives.

Excluding the sale of the Boston newspapers, year-to-date newspaper operating expenses increased $4.0 million, or 6.0%, when compared to 1995. Newsprint expense increased $2.6 million, or 22.4%, as a result of higher average newsprint prices offset slightly by reduced volumes. Postage costs also increased slightly due to growth in direct mail volumes. In addition, general and administrative costs rose $0.6 million, or 6.1%.

TELEVISION

Television operating results were as follows:

                               THREE MONTHS ENDED                            NINE MONTHS ENDED
In thousands             SEPT. 30, 1996  SEPT. 30, 1995    CHANGE    SEPT. 30, 1996     SEPT. 30, 1995   CHANGE
------------             --------------  --------------    ------    --------------     --------------   ------
Revenues                 $6,403          $ 5,916            8.2%      $19,000             $18,511          2.6%
Operating expenses        4,090            4,407           -7.2%       12,654              13,531         -6.5%
                         ------          -------                      -------             -------
Operating income         $2,313          $ 1,509           53.3%      $ 6,346             $ 4,980         27.4%
                         ======          =======                      =======             =======

Revenues for the television segment increased $0.5 million, or 8.2%, in the third quarter of 1996 when compared to 1995. This increase was primarily attributable to increases in local and national advertising and an increase in network compensation revenue due to a renegotiated network affiliation agreement. These increases were partially offset by decreased graphics revenues.

Third quarter operating expenses decreased $0.3 million, or 7.2%, when compared to the same period in 1995. The decrease was due primarily to film cost savings, as well as effective management of other production and general and administrative costs.

Revenues for the television segment increased $0.5 million, or 2.6%, for the first nine months of 1996 when compared to the same period in 1995. Increased local advertising and network compensation revenues were offset by lower national advertising revenues, reflecting weak CBS network performance.

Operating expenses for the first nine months of 1996 for the television segment decreased $0.9 million, or 6.5%, when compared to the same period in 1995. The decrease was due primarily to lower film costs, which were slightly offset by higher payroll costs.

Acquisition

As described in Note 2 to the Notes to Interim Condensed Consolidated Financial Statements included herein, on April 30, 1996, DiMark was merged with a wholly-owned subsidiary of the Company, and each outstanding share of DiMark common stock was converted into the right to acquire .656 of a share of common stock of Harte-Hanks. As a result, Harte-Hanks issued approximately 6.1 million shares of Harte-Hanks common stock to the shareholders of DiMark, and DiMark's outstanding stock options were converted into options to acquire approximately 1.5 million shares of Harte-Hanks common stock. The merger was accounted for on a pooling-of-interests basis, and all historical information has been restated as if the pooling occurred at the beginning of the periods presented. One-time merger expenses of $12.1 million ($8.7 million after-tax) were recognized in the second quarter of 1996.

DiMark provides a full range of outsource marketing, database services and telemarketing to clients in the insurance, healthcare, pharmaceutical,

                                      13
financial services and telecommunications industries, as well as direct response printing services.

Interest Expense/Interest Income

Interest expense decreased $0.6 million in the third quarter of 1996 when compared to the same period in 1995 due to lower effective interest rates and lower debt levels. Year-to-date interest expense declined $2.9 million in 1996 when compared to 1995, primarily due to lower debt levels and rates. Debt levels decreased due to proceeds from the divestitures described below in "Gain on Divestiture," the 1995 conversion of the Company's 6-1/4% notes to common stock and increased cash flow from operations.

Interest income increased $0.8 million in the first nine months of 1996 when compared to 1995 due to interest income related to an income tax refund that resulted from a favorable tax settlement.

Gains on Divestitures

In March 1995 and July 1995, the Company sold its suburban Boston community newspapers and a small local hand distribution advertising business. As a result of these transactions, the Company recognized gains on divestitures of $3.1 million, or 9 cents per share, net of $10.6 million of income taxes.

Income Taxes

Excluding the income taxes related to the 1996 merger costs and the 1995 gains on divestitures, income tax expense in the third quarter and the first nine months of 1996 increased due to higher income levels.

Liquidity and Capital Resources

Cash provided from operating activities for the nine months ended September 30, 1996 was $49.3 million as compared to $31.5 million for the same period in 1995. Net cash outflows for investing activities were $39.4 million as compared to inflows of $14.1 million in 1995. Investing activities for the first nine months of 1996 included acquisitions of $20.7 million. For the first nine months of 1995, investing activities included $42.9 million in proceeds from the sale of property, plant and equipment and divested assets.

Capital resources are available from and provided through the Company's unsecured credit facility. All borrowings under the revolving credit facility are to be repaid by December 31, 2001. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations, anticipated capital and film expenditures, and debt service requirements for the foreseeable future. As of September 30, 1996, the Company had $124 million of unused borrowing capacity under its credit facility, of which $7.8 million was reserved to support short-term borrowings.

Item 6.      Exhibits and Reports on Form 8-K

             (a)    Exhibits.  See index to Exhibits on Page 16.

             (b) No reports on Form 8-K were filed for the nine months ended September 30, 1996.



                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         HARTE-HANKS COMMUNICATIONS, INC.



     November 13, 1996                   /s/  Larry Franklin
   ---------------------                 ----------------------------
          Date                           Larry Franklin
                                         President
                                         and Chief Executive Officer

Exhibit
No.             Description of Exhibit                                                         Page No.
--------        -------------------------------------------------------------------          -----------
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

3(b) Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company's Registration Statement No. 33-69202 and incorporated by reference herein).

3(c)            Amendment dated April 30, 1996 to Amended and
                Restated Certificate of Incorporation (filed as
                Exhibit 3(c) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).

3(d) Amended and Restated Certificate of Incorporation as amended through April 30, 1996 (filed as Exhibit 3(d) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).

4(a) Long term debt instruments are not being filed pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Copies of such instruments will be furnished to the Commission upon request.

10(o)           Amendment No. 3 to Harte-Hanks Communications
                (formerly HHC Holding Inc.) 1991 Stock Option Plan
                (filed as Exhibit 10(o) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).

10(p)           Harte-Hanks Communications, Inc. 1996 Incentive
                Compensation Plan (filed as Exhibit 10(p) to the
                Company's Form 10-Q for the six months ended
                June 30, 1996 and incorporated by reference herein).

*11             Statements Regarding Computation of Per                                               16
                Share Earnings

*27             Financial Data Schedules                                                              18



* Filed herewith.