Form 10-K405
period 1996-12-31
HARTE HANKS COMMUNICATIONS INC
filed 1997-03-28
CIK 45919

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

(MARK ONE)

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM            TO
                                             ------------  ------------

                         COMMISSION FILE NUMBER 1-7120

                                ----------------

                        HARTE-HANKS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       74-1677284
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)

       200 CONCORD PLAZA DRIVE                               78216
          SAN ANTONIO, TEXAS                               (ZIP CODE)
(Address of principal executive officers)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE -- 210-829-9000

                                ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH
        TITLE OF EACH CLASS                     EXCHANGE ON WHICH REGISTERED
        -------------------                     ----------------------------
           Common Stock                           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                ----------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No    .
                                              ----    ----

         Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ----

         Aggregate market value of the Company's voting stock held by non-affiliates on March 17, 1997, based on the $28.75 per share closing price for the Company's Common Stock on the New York Stock Exchange on such date: approximately $605,000,000.

SHARES OUTSTANDING AT MARCH 17, 1997:
  Common Stock -- 37,217,807 shares

DOCUMENTS INCORPORATED BY REFERENCE:

         The Company's Annual Report to Stockholders for the year ended December 31, 1996 (incorporated in Part II to the extent provided in Items 5, 6, 7 and 8 hereof).

         Definitive Proxy Statement for the Company's May 6, 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11 and 12 hereof).


================================================================================

                        Harte-Hanks Communications, Inc.
                               Table of Contents
                                Form 10-K Report
                               December 31, 1996

Part I                                                                           Page
                                                                                 ----
      Item 1.       Business                                                       3

      Item 2.       Properties                                                     3

      Item 3.       Legal Proceedings                                             17

      Item 4.       Submission of Matters to a Vote of Security Holders           17


Part II

      Item 5.       Market for Registrant's Common Equity and Related
                    Stockholder Matters                                           17

      Item 6.       Selected Financial Data                                       17

      Item 7.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                           18

      Item 8.       Financial Statements and Supplementary Data                   18

      Item 9.       Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                           18

Part III

      Item 10.      Directors and Executive Officers of the Registrant            18

      Item 11.      Executive Compensation                                        18

      Item 12.      Security Ownership of Certain Beneficial Owners and
                    Management                                                    18

      Item 13.      Certain Relationships and Related Transactions                18


Part IV

      Item 14.      Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K.                                                     19

Signatures                                                                        25

ITEM 1.  BUSINESS AND ITEM 2.  PROPERTIES

INTRODUCTION

      Harte-Hanks is a diversified communications company with operations throughout the United States in four principal businesses -- direct marketing, shoppers, newspapers and television. The Company's shopper, newspaper and television businesses operate in local markets, while its direct marketing business operates nationally and internationally. The Company believes that marketing is undergoing a transition from traditional mass media to targeted marketing, or to one-to-one customer relationships. The transition is being driven by the increasing sophistication and efficiency of computer technology and a growing need among marketers to customize the product and service choices they offer to individuals. Direct marketing, which represents 50% of the Company's revenues, is leading the movement toward highly targeted and relationship marketing. The Company's shopper, newspaper and television businesses apply many of the same targeting principles as direct marketing. Harte-Hanks' strategy is based on five key elements: being a market leader in each of its businesses; increasing revenues through growing its base businesses, introducing new products, entering new markets and making acquisitions; using technology to create competitive advantage; employing people who can partner effectively with its clients; and creating shareholder value. Company revenues totaled $665.9 million in 1996.

      Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920s by Houston Harte and Bernard Hanks. In 1972, the Company went public and was listed on the New York Stock Exchange. The Company went private in a leveraged buyout initiated by management in 1984. In 1993, the Company again went public and listed its common stock on the NYSE.

      See Note M of Notes to Consolidated Financial Statements for certain financial information by business segment.


DIRECT MARKETING

GENERAL

      Harte-Hanks operates a national and international direct marketing business offering a broad range of specialized, coordinated and integrated services. The Company utilizes advanced technologies to enable its customers to identify, target and reach specific consumers or businesses. The Company believes that developments in computer technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct marketing services. Harte- Hanks' direct marketing customers include many of America's largest retailers, banks, mutual funds companies, pharmaceutical companies, healthcare organizations, insurance companies and high technology firms, along with a growing number of international clients. In 1996, Harte-Hanks Direct Marketing had revenues of $330.3 million, which accounted for 50% of the Company's revenues.

      In 1996, Harte-Hanks made several acquisitions, all in the direct marketing business segment. The largest of these was the merger of DiMark, Inc. ("DiMark") with a wholly owned subsidiary of Harte-Hanks. Each outstanding share of DiMark common stock was converted into .656 of a share of common stock of Harte-Hanks. As a result, Harte-Hanks issued approximately 6.1 million shares of its common stock to the shareholders of DiMark, and DiMark's outstanding stock options were converted into options to acquire approximately
1.5 million shares of Harte-Hanks common stock. The merger was accounted for on a pooling-of-interests basis. The remainder of the acquisitions made in 1996 are discussed below.

      Harte-Hanks Direct Marketing offers a complete range of specialized, coordinated and integrated direct marketing services from a single source. These services are organized into three broad sectors -- response management/teleservices, database marketing and marketing services.

Response Management/Teleservices

      Harte-Hanks Response Management manages the inquiries clients receive from their marketing efforts, whether it be from 1-800 numbers, trade shows, fax programs or World Wide Web sites. These leads are qualified, tracked and distributed both to the appropriate sales channels as well as to client management for analysis and decision making. Many of these leads are processed and distributed over the Internet, accounting for more than 1.2 million transactions in 1996. In addition to qualifying and distributing sales leads, the Internet is being used to register attendees for seminars and training events and to manage open-ended electronic mail responses traditionally handled by phone.

      Using proprietary software, the Company also builds contact databases for its clients using the information gained from these response management activities. These databases help clients measure the return on their marketing communications and make more informed decisions about future marketing efforts.

      Two newly acquired companies in Los Angeles and Framingham, Massachusetts, enable Harte-Hanks to provide a consistent level of service to its response management customers nationwide. Another company, PRO Direct, acquired as part of the DiMark Inc. merger, has added significantly to the Company's outbound telemarketing capabilities. Altogether, the seven Harte-Hanks response management/teleservices operations maintain nearly 900 telemarketing workstations across the country. Approximately 60% of the Company's response management/teleservices business is inbound, with 40% outbound.

      The Company also offers response management services in Europe to its U.S. clients with international operations through a strategic alliance with a firm in Hasselt, Belgium, which Harte- Hanks has an option to acquire.

      In addition to the newly acquired operations, the Company provides response management services at its Austin and Boston facilities. The Austin operation serves primarily high technology customers, while the Boston operation primarily serves the mutual fund industry.

Database Marketing

      The Company builds customized marketing databases for specific clients and provides them with easy-to-use tools to target their best customers and prospects. Using proprietary name and address matching software, the Company standardizes large numbers of customer records from multiple sources, integrates them into a single database for each client and, if needed, appends demographic and lifestyle information.

      In most cases, these databases are delivered for use on clients' personal computers, networks or workstations, where the Company's P/CIS(R) software applications help clients predict the likely results of marketing promotions and track recipients' buying behavior. In addition to building a client's database and installing the software, Harte-Hanks Direct Marketing performs regular database updates and offers its stand-alone software module Trillium(R) for clients who want to integrate this capability into their data warehouses.

      Building on its longtime expertise in the banking industry, Harte-Hanks formed a mergers and acquisitions group in 1996 to help banks handle customer communications before, during and after mergers. It also introduced Market Advantage, a new line of products for credit unions and community banks.

      As a further extension of the client's marketing arm, Harte- Hanks introduced a marketing planning and analysis service in 1996. Specific capabilities include tracking and reporting, mailing analysis, modeling, database profiling, marketing applications consulting and program development.

      The Company also specializes in custom research for direct marketers, providing yet another analytical tool to help clients define their marketing objectives, develop effective programs, target the right prospect and measure results. Information gathered through research can be used to enrich the clients' marketing databases and assess customer satisfaction.

      In addition, the Company operates as a service bureau for clients who need it, preparing list selections, maximizing deliverability and reducing clients' mailing costs through sophisticated postal coding, hygiene and address updates through a non-exclusive National Change of Address license with the U.S. Postal Service.

      Database services are marketed to specific industries or markets with software modifications tailored to each industry or market. Having established the basic technological foundation, the Company is able to provide database services to new industries and markets by modifying its existing technology. The Company currently provides database services to the banking, retail, insurance, utilities, automotive and business-to-business markets. The Company also provides database services internationally, and database sales offices were opened in 1996 in Brazil and Australia, in addition to existing offices in London and Toronto. In early 1997, the Company expanded its overall production capacity, especially for European clients, by acquiring Information for Marketing, Limited, a London-based provider of database marketing services.

       In November, 1996 the Company expanded its marketing services, response management/teleservices and database capabilities by acquiring Marketing Communications, Inc. based in Kansas City, which provides marketing services to the pharmaceutical industry and others.

Marketing Services

      Harte-Hanks provides a variety of specialized services to help clients develop and execute targeted marketing communication programs. These include such upfront services as strategic development and creative services, along with back-end services such as print and graphics, personalization of communication pieces using laser and inkjet printers, targeted mail and fulfillment, and transportation logistics.

      The Company's mail tracking capability and longstanding relationships with the U.S. Postal Service help ensure that customer mailings reach their destinations on time. And, by controlling the final stage of the print distribution process through its transportation logistics operations, the Company facilitates the delivery of its clients' materials while holding costs to a minimum.

      These capabilities are provided in a specialized, coordinated and integrated approach through eight primary facilities nationwide. The release of a new product, MediaSelect, helps clients more effectively distribute their spending among various print media in specific geographic markets. Another 1996 new product, TOPS4, helps catalogers, printers and retailers save money in distributing fourth-class bound materials.

Sales and Marketing

      Harte-Hanks' national direct marketing sales forces are headquartered in Cincinnati, Ohio, with additional offices maintained throughout the United States and in Toronto, London, Sao Paulo, Brazil and Melbourne, Australia. The overall sales focus is to position Harte-Hanks as a single-source solution for a client's targeted marketing needs. The sales forces emphasize cross-selling the range of direct marketing services and are supported by employees in each sector.

      The Company generally charges transaction-related fees each time it provides direct marketing services. For certain database projects, it charges a one-time, negotiated fee to build a database, plus an additional fee each time the database is updated.

Facilities

      Direct marketing services are provided at the following facilities:



           RESPONSE MANAGEMENT/TELESERVICES     MARKETING SERVICES (CONTINUED)

           Austin, Texas                        Jacksonville, Florida
           Brockton, Massachusetts              New York, New York
           Cherry Hill, New Jersey              South Belmar, New Jersey
           Clearwater, Florida                  Westville, New Jersey
           Framingham, Massachusetts
           Los Angeles, California              NATIONAL SALES HEADQUARTERS
           River Edge, New Jersey               Cincinnati, Ohio

           DATABASE MARKETING                   INTERNATIONAL OFFICES
           Billerica, Massachusetts             London, England
           Langhorne, Pennsylvania              Melbourne, Australia
           Baltimore, Maryland                  Sao Paulo, Brazil
           Kansas City, Kansas                  Toronto, Canada
           River Edge, New Jersey

           MARKETING SERVICES
           Baltimore, Maryland
           Bloomfield, Connecticut
           Cincinnati, Ohio
           Dallas/Fort Worth, Texas
           Deerfield Beach, Florida
           Forty Fort, Pennsylvania
           Fullerton, California


Competition

      Harte-Hanks' direct marketing business faces competition from other direct marketing companies in each sector, as well as from print and electronic media and other forms of advertising. Harte- Hanks believes that its state-of-the-art database and response management/teleservices capabilities, combined with its national production capability, industry focus and ability to offer a full range of integrated services, enable the Company to compete effectively.

SHOPPERS

GENERAL

      Harte-Hanks is the largest publisher of advertising shoppers in North America based on weekly circulation and revenues, and the only national media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications delivered free by third-class mail to all households in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. As of December 31, 1996, shoppers reached approximately 6.9 million households in four markets each week -- Southern California, Northern California, South Florida and Dallas/Fort Worth. The Company's Southern California shopper, PennySaver, accounted for 63% of these households.

      Harte-Hanks publishes 580 individual shopper editions each week distributed to zones of approximately 12,000 households each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. The Company believes that its zoning capabilities and production technologies have enabled it to saturate and target geographic areas allowing its advertisers to effectively target their customers. The Company's strategy is to increase its share of local advertising in its existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas and make selective acquisitions. In 1996, Harte- Hanks shoppers had revenues of $185.2 million, accounting for approximately 28% of the Company's revenues.

      During the period 1992 through 1994, 1.1 million households were added to the Company's shopper circulation through internal expansion, primarily in Southern California, South Florida and Northern California. In September 1996, Harte-Hanks added another 33,000 contiguous households to its Southern California circulation. The Company believes that expansions provide increased revenues and operating income as the publications in these new areas mature.

Publications

      Harte-Hanks shoppers are published in Southern California, Northern California, South Florida and Dallas/Fort Worth. The Southern California operation accounted for 70% of all shopper revenues in 1996.

      The following table sets forth certain information with respect to shopper publications:

                                                       December 31, 1996
                                                    ------------------------
                                                                   Number of
    Market                  Publication Name        Circulation     Zones
-------------------         ------------------      -----------    ---------
Southern California         PennySaver               4,381,500        375
Northern California         Potpourri                1,100,000         79
Miami/Ft. Lauderdale        The Flyer                1,042,900         90
Dallas/Ft. Worth            The Shopper's Guide        422,500         36
                                                    ----------       ----

Total                                                6,946,900        580

      Shopper publications contain classified and display advertising and are delivered to consumers' homes by third-class saturation mail. The typical shopper publication contains over 40 pages and is 7 by 9-1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; "print and deliver" single-sheet inserts designed and printed by the Company; coupon books; preprinted inserts from major retail chains; and a four-color proprietary product, MARQUEE. Harte-Hanks shopper publications also offer audiotext voice mail in a pay-per-call format.

      The Company has acquired, developed and applied innovative technology and customized equipment in the publication of its shoppers, contributing to efficiency and growth. A proprietary pagination system, jointly developed by the Company and a software company, became fully operational for the shoppers in Southern California and South Florida in 1995. This software has made it possible for the hundreds of weekly zoned editions to be designed, built and output to plate-ready negatives in a paperless, digital environment. Automating the production process saves on labor, newsprint and overweight postage. This software also allows for better ad tracking, immediate checks on individual zone and ad status, and more on-time press starts with less manpower.

      In another technological innovation, Harte-Hanks has expanded the ways its advertisers can reach prospective customers by establishing World Wide Web sites for its Southern California, Northern California and South Florida shoppers. The websites offer electronic access to ads from that week's printed publications. Visitors to these sites can search the overall database for specific types of products or services.

Sales and Marketing

      The Company maintains local sales offices throughout its geographic markets and employs more than 400 commissioned sales representatives who develop both targeted and saturation advertising programs for customers. The sales organization provides service to both national and local advertisers through its telemarketing departments and field sales representatives. Shopper customers vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core customers continue to be local service businesses and small retailers. The Company is increasingly focusing its marketing efforts on larger national accounts by emphasizing its ability to deliver saturation advertising in defined zones in combination with advertising in the shopper publication.

      Additional focus is being placed on particular industries through the development of sales specialists. These sales specialists are being used to drive revenue growth in the automotive, real estate, employment and healthcare industries.

      The Company utilizes a proprietary sales and marketing system (SAMS) to enter customer orders directly from the field, instantly checking space availability, ad costs and other pertinent information. A paperless order entry system on a Unix platform, SAMS has built-in error-reducing safeguards, minimizing costly sales adjustments. In addition, SAMS facilitates placement of advertising in multiple zoned editions. The Company has expanded SAMS so that, in addition to allowing advertising information to be entered for immediate publication, it will build a relational customer database, enabling sales personnel to access customer history by designated variables, thereby identifying similar potential customers and assisting follow-up with existing customers.

Facilities

      Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has five production facilities -- two in Southern California and one in each of its other markets -- and 21 sales offices.

Competition

      Harte-Hanks shoppers compete primarily with metropolitan daily newspapers, shared mail packages and other local advertising media. Shoppers also compete in varying degrees for advertisers and readers with magazines, radio, broadcast and cable television, directories, other shoppers and other communications media that operate in their markets. The Company believes that its production systems and technology, which enable it to publish separate editions in narrowly targeted zones, allow it to compete effectively, particularly in large markets with high media fragmentation.

HARTE-HANKS NEWSPAPERS

GENERAL

      Harte-Hanks publishes the only daily newspaper in Abilene, Corpus Christi, San Angelo and Wichita Falls, Texas and Anderson, South Carolina (the "five principal newspapers"). The Company also publishes one daily and seven non-daily newspapers in higher income suburban areas of Dallas. In all of its daily newspaper markets, the Company realizes additional revenue from niche publications and specialized services (such as special interest publications and direct mail programs) aimed at targeted consumer groups. Harte-Hanks' strategy in its newspaper business is to build upon its strong local franchises, to offer complementary products and services, and to expand its market areas and customer base.

      The Company's five principal newspapers have achieved high levels of paid household penetration. For 1996, circulation penetration in the city zones for the five principal newspapers ranged from 46% to 66% on a daily basis and from 60% to 78% on Sunday, providing advertisers with broad coverage of these local markets. According to Standard Rate & Data Service's Circulation '96, the daily editions of the Company's newspapers in Abilene, San Angelo and Wichita Falls ranked among the top 35 in the United States based on household penetration in United States Census Bureau metropolitan statistical areas. In addition, these same newspapers' Sunday editions rank in the top 15 in the United States based on household penetration. Harte-Hanks community newspapers in suburban Dallas concentrate on local news and other items of interest to those affluent communities. Harte-Hanks newspapers are recognized for their editorial excellence and community leadership, with each newspaper edited locally to reflect the views and interests of the particular market it serves. In 1996, Harte-Hanks newspapers had revenues of $124.3 million, accounting for approximately 19% of the Company's revenues.

Five Principal Newspapers

      The Company believes that the high penetration levels of its five principal newspapers are important to advertisers in their determination of where to allocate their marketing dollars, as advertisers increasingly require evidence that their messages are actually reaching consumers. The Company's five principal newspapers, together with their related niche publications, accounted for approximately 90% of Harte-Hanks newspaper revenues in 1996.

      The following table sets forth certain information with respect to the Company's five principal newspapers for 1996:

                                                                 Average
                                         Average Paid          Circulation
                                        Circulation (1)      Penetration (2)
                                      ------------------    -----------------
Publication                           Daily       Sunday    Daily      Sunday
-----------                           -----       ------    -----      ------
Corpus Christi Caller-Times          68,161       90,312     46%         60%
     (Founded 1877)

Abilene Reporter-News                41,572       50,967     56%         69%
     (Founded 1881)

Anderson Independent-Mail            41,442       47,834     66%         76%
     (Founded 1899)

Wichita Falls Times Record News      38,150       45,211     58%         69%
     (Founded 1907)

San Angelo Standard-Times            32,749       38,813     64%         78%
     (Founded 1884)

(1) In 1996, approximately 89% of daily circulation was home-delivered, with the remaining 11% from single-copy sales.

(2) Penetration is average paid circulation in the city zone divided by the number of households in the city zone.

     The Corpus Christi Caller-Times is a morning newspaper serving Corpus Christi and seven surrounding counties in South Texas. In 1996, the Caller-Times was named Best Daily Newspaper under 100,000 circulation in five Southwestern states, marking the seventh time in eight years it has been awarded Best Daily Newspaper honors by the Press Club of Dallas. Average Sunday circulation of the Sunday edition of the Caller-Times increased from 87,745 in 1988 to 90,312 in 1996. The Corpus Christi metropolitan statistical area had an estimated population of 384,700 as of December 31, 1995. The local economy is based on tourism, military, shipping, oil and gas production, petrochemicals, refining, manufacturing, agriculture, higher education, regional health services and regional retail services. The Port of Corpus Christi is the nation's sixth largest in terms of shipping tonnage.

     The Abilene Reporter-News is a morning newspaper serving Abilene and a 15-county regional trade market in Central West Texas. The Abilene metropolitan statistical area had an estimated population of 122,200 as of December 31, 1995. The Reporter-News was a finalist in the Press Club of Dallas selections as Best Daily Newspaper in Texas for its circulation size in 1994 and 1995. The Sunday Reporter-News ranks second among Texas' Sunday newspapers in household penetration. The Abilene economy is built around the oil and gas industry, agriculture, light industry, military, regional health services and higher education.

     The Anderson Independent-Mail is a morning newspaper serving Anderson, South Carolina and its surrounding area. The Independent-Mail has a record of product improvement and circulation growth during the 1990's. The newspaper has won the National Headliner Award for outstanding reporting in its circulation class in the United States two of the last five years. The newspaper has placed among the Associated Press top 20 sports sections in the United States in its circulation class in each of the last eight years. Anderson County had an estimated population of 154,800 as of December 31, 1995 and is the retail and manufacturing center for a nine-county area covering the northeast corner of Georgia and the northwest corner of South Carolina. The market, located in the Interstate 85 business corridor between Atlanta, Georgia and Charlotte, North Carolina, includes major industries producing rubber products, textiles and automotive parts and supplies. Service industries focus on government, healthcare, recreation and retirement. The market is also home to Clemson University.

     The Wichita Falls Times Record News is a morning newspaper serving Wichita Falls, Texas and 16 surrounding counties in North Texas and Southern Oklahoma. The Times Record News is ranked second among all Texas daily newspapers in paid household penetration in its metropolitan statistical area and third for Sunday circulation. The Wichita Falls metropolitan statistical area had an estimated population of 132,100 as of December 31, 1995. Sheppard Air Force Base, one of the nation's largest training installations and home of NATO fighter pilot training, is a significant factor in the Wichita Falls economy. Wichita Falls is home to the 2,800-bed James V. Allred Unit of the Texas Department of Criminal Justice system. The city also has two major regional hospitals and ten assisted-living facilities and is home to Midwestern State University.

     The San Angelo Standard-Times is a morning newspaper serving San Angelo, Texas and its surrounding area. The Standard-Times was the finalist for Best Daily newspaper honors in five Southwestern states in 1996 in competition sponsored by the Press Club of Dallas. The San Angelo metropolitan statistical area had an estimated population of 103,400 as of December 31, 1995. San Angelo has a diversified economic base consisting of petroleum, military, regional health services, agriculture, light industry and higher education. SITEL Corporation, a fast-growing telemarketing services company which located in San Angelo in 1995, has now exceeded the 1,000-employee mark and will be adding another 200-400 employees by mid-year 1997. The $16 million Texas Department of Information Resources Disaster Recovery Center at Angelo State University opened in late 1996. Ranchers Lamb of Texas, a consortium of local producers, banks and business interests, broke ground on a $3 million lamb processing plant that will have 30 jobs initially. Goodfellow Air Force Base, a significant factor in the San Angelo economy, has had many significant building projects over the years, including a new civil engineering complex and upgrading of all communications infrastructure to support further expansions of missions at the base.

Harte-Hanks Community Newspapers

     The Company publishes one daily and seven non-daily newspapers in the higher income suburban communities of northern Dallas. Harte- Hanks Community Newspapers concentrate on local news and other items of interest to the communities they serve and allow advertisers to target consumers in these communities. The community newspapers compete with daily newspapers published in the metropolitan Dallas area, as well as zoned editions and other non- daily publications. The Company's non-daily newspapers are published either once or twice a week, and many of them are distributed free of charge.

     The following table sets forth certain information with respect to the Company's community newspapers for 1996:



                                                Type of               Average
Location            Publication Name          Publication           Circulation
--------            ----------------          -----------           -----------
Dallas Area         Plano Star Courier          Daily                  12,467
                                                Sunday                 13,885
                    Mesquite News               Non-daily              29,981
                    Lewisville Leader           Non-daily              25,816
                    The Leader                  Non-daily              11,795
                    McKinney Messenger          Non-daily               8,000
                    Frisco Life                 Non-daily               4,300
                    Allen American              Non-daily               4,146
                    Coppell Gazette             Non-daily               4,091

Niche Publications and Services

     In addition to its primary newspaper products, the Company publishes numerous niche advertising and special interest publications in all of its markets to achieve increased market coverage. The specialized publications include newsstand publications, total market coverage vehicles, guides covering specialized subjects such as television and real estate, editions zoned to particular geographic areas, weekly news products and military publications. The Company's newspapers continue to grow their local direct marketing services and have expanded this in 1996 with the installation of specialized printing equipment in each of the principal markets. The Company also offers audiotext voice mail services to readers and advertisers, and each newspaper now provides advertising and information services on the World Wide Web.

Sales and Marketing

     The Company maintains local sales offices in each of its newspaper markets. Each office has commissioned sales representatives dedicated specifically to advertising or circulation sales. In 1995 the Company launched its Potential Based Marketing strategy which uses databases of information to support growth by examining the "potential" of its customers, products and services, markets and people. Harte-Hanks uses marketing techniques including programs whereby an advertiser purchases a package consisting of multiple advertisements over a specified period of time for a fixed budget amount. Harte-Hanks offers a combination of products and services as part of these advertising programs. The niche publications and services offer customers increased market coverage or the ability to target specific consumer groups.

Facilities

     Harte-Hanks newspaper operations are housed in modern facilities that are owned by the Company in its five principal newspaper markets and leased facilities in suburban Dallas. The Company made substantial investments in prepress systems and equipment in 1996. These investments are expected to increase productivity and shorten manufacturing time, allowing for later news and advertising deadlines.

Competition

     There are no other daily newspapers published in the markets where the Company publishes its five principal newspapers. The Company's community newspapers face increasing competition from the strong metropolitan daily newspaper in Dallas, including its local editions. Each of the Company's newspapers competes in varying degrees for advertisers and readers with newspapers, magazines, radio, broadcast and cable television, shoppers, directories, direct mail and other communications media that operate in its markets.

TELEVISION

GENERAL


     The Company owns and operates KENS-TV, a CBS-affiliated VHF station in San Antonio, Texas, the 38th largest television market in the United States according to Nielsen Ratings Service. San Antonio is the business and retail center for South Texas and has a diversified economy based on tourism, military, healthcare and international trade. In 1996, Harte-Hanks Television had revenues of $26.1 million, which accounted for approximately 4% of the Company's revenues.

     The Company believes that its market leadership results from strong local news programming and highly visible community involvement and public affairs projects. KENS programs 29 hours of live, local news each week. The station introduced 7:00 a.m. and 4:30 p.m. newscasts to its daily lineup in 1996 and added a half-hour live, local sports show on Saturdays.

     KENS has been affiliated with CBS since the station's inception. For the 24th straight year, KENS' late night newscast finished 1996 as San Antonio's top rated newscast, growing its audience share more than 70% over the CBS weekday prime time averages. The station was one of only two CBS affiliates in the 33 major metered markets to win its late local news race.

     According to the November 1996 Nielsen Ratings Index, KENS broadcasts to a market of approximately 655,700 households, defined as the designated market area (the "DMA"). The San Antonio DMA is served by 10 television stations, including stations affiliated with the other two major national networks, a Fox affiliate, two stations affiliated with Spanish language networks, three independent stations and one public broadcasting station. Cable penetration in the City of San Antonio is approximately 66%. San Antonio historically has ranked higher in terms of total television advertising dollars spent than its market ranking. Because of its market ranking and ethnic diversity, San Antonio has experienced regional and national advertising growth and frequently enjoys test-market status.

     Harte-Hanks' strategy is to maintain its leadership position in order to continue to increase its television revenues and to capitalize on the station's reputation and leadership position by providing additional products and services for advertisers. The Company acquired an AM radio station in San Antonio, which began broadcasting as KENS-AM on October 15, 1993. KENS-AM's news and information format features simulcasts of KENS-TV's "Eyewitness News," along with call-in talk shows, issues-oriented programming and expanded advertiser information programs. Harte-Hanks expanded its radio commitment in 1995 by doubling KENS-AM's signal power.

     The Company also offers video production services in its full-service production facility. Video production services are provided for programming, commercial and industrial applications, and live satellite uplinking worldwide.

Sales and Marketing

     Local advertising spots are sold by KENS sales personnel. National advertising spots are sold by Katz Communications, an independent advertising sales agent with offices throughout the United States. Generally, advertising rates for national spot and local advertising are determined by the individual station, which receives all of the revenues (less agency commissions). Rates are influenced both by the demand for advertising time and the popularity of the station's programming. Most advertising during network programs is sold by the network, which pays its affiliated stations negotiated fees for broadcasting such programs. Advertising rates charged by a television station are based primarily on the size of the market and the station's ability to attract audiences as reflected in surveys made by national rating services. Rates are highest during the most desirable viewing hours. Normally a majority of local affiliate station revenues comes from locally programmed dayparts, particularly local newscasts.

     Sales of advertising for KENS-AM and production services are handled by a separate sales staff working with KENS' television sales staff.

Facilities

     KENS owns a 50,000 square-foot facility constructed in 1982. The facility includes two video production studios with separate technical control rooms, a graphics facility and a satellite uplink facility. The offices and studio of KENS-AM radio are also located at this facility.

Competition

     KENS competes with other advertising media such as newspapers and magazines, and, within its coverage areas, television and radio stations serving the same or nearby areas. KENS also competes with the local cable television system, which has 66% penetration in the City of San Antonio, according to a report published by Nielsen Ratings in November 1996.


Regulation of Television and Radio

     The FCC regulates television and radio stations under the Communications Act of 1934, as amended (the "Communications Act"), which together with FCC rules and policies thereunder governs the issuance, renewal and assignment of licenses; technical operation; and, to a limited extent, program, employment and commercial practices. The recently enacted Telecommunications Act of 1996 ("Telecommunications Act") effected significant changes in the Communications Act. Under the Telecommunications Act, television and radio broadcast station licenses are issued for a maximum term of eight years and are renewable upon application for additional eight-year terms. The KENS-TV broadcast station license was renewed in September 1993 for a term expiring August 1, 1998. The license of the AM radio station will expire August 1, 1997. Renewal applications are granted without hearing if the licensee's qualifications are not materially challenged by either a third party or the FCC. Despite the relatively short term license period, the broadcast industry has been characterized by stability. Harte-Hanks has operated television broadcast stations since 1962, and to date its renewal applications have been granted without hearing.

EMPLOYEES

As of December 31, 1996, Harte-Hanks employed 6,015 full-time employees and 1,495 part-time employees, as follows: direct marketing -- 3,229 full-time and 1,089 part-time employees; shoppers-- 1,388 full-time and 187 part-time employees; newspapers -- 1,260 full-time and 197 part-time employees; television -- 135 full-time and 22 part-time employees; and corporate office -- 26 full-time employees. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

FACILITIES

Harte-Hanks' executive offices are located in San Antonio, Texas and occupy approximately 17,000 square feet in leased premises. The Company's business is conducted in facilities nationwide containing aggregate space of approximately
3.2 million square feet. Approximately 2.3 million square feet are held under leases, which expire at dates through 2010. The balance of the properties, which are used primarily in the Company's newspaper, television and Southern California shopper operations, are owned by the Company.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1996 at page 32.


ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1996 at page 30.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1996 at pages 13 through 18.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is incorporated herein by reference: All Consolidated Financial Statements (pages 19 through 22); all Notes to Consolidated Financial Statements (pages 23 through 29); and the Independent Auditors' Report (page 31). With the exception of the information herein expressly incorporated by reference, the Company's Annual Report to Stockholders for the year ended December 31, 1996 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  MANAGEMENT

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 28, 1997 for the May 6, 1997 Annual Meeting of Stockholders under the caption "Management -- Directors and Executive Officers on pages 4 and 5.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 28, 1997 for the May 6, 1997 Annual Meeting of the Stockholders under the caption, "Executive Compensation and Other Information" on pages 6 through 9.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 28, 1997 for the May 6, 1997 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Principal Stockholders" on pages 3 and 4.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

(a) (1) The following consolidated financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1996 attached hereto:

          Consolidated Balance Sheets, December 31, 1996 and 1995

          Consolidated Statements of Operations, Years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows, Years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity, Years ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

(a) (2) The following accountants' report and financial schedule for years ending December 31, 1996, 1995 and 1994 are submitted herewith:

          Independent Auditors' Report 10-K Schedule

          Schedule VIII -- Valuation and Qualifying Accounts

          All other schedules are omitted as the required information is inapplicable.

                (a) (3) EXHIBITS

Exhibit
  No.                        Description of Exhibit                             Page No.
-------         --------------------------------------------------------------  ---------
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

10(a)           1984 Stock Option Plan (filed as Exhibit 10(d) to the Company's
                Form 10-K for the year ended December 31, 1984 and incorporated herein by reference).

Exhibit
  No.                        Description of Exhibit                             Page No.
-------           ------------------------------------------------------------  ---------
10(b)             Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit
                  10 b) to the Company's Form 10-K for the year ended December
                  31, 1993 and incorporated by reference herein).

10(c)             HHC Holding Inc. 1991 Stock Option Plan (filed as Exhibit
                  10(1) to the Company's Form 10-K for the year ended December
                  31, 1991 and incorporated by reference herein).

10(d)             Amendment to HHC Holding Inc 1991 Stock Option Plan
                  (filed as Exhibit 10(1) to the Company's Form 10-K for the year ended December 31, 1992 and incorporated by reference herein).

10(e)             Third Amended and Restated Loan Agreement dated
                  May 19, 1993 among the Company, The Toronto-Dominion
                  Bank, NationsBank of Texas, N.A., Fleet Bank (formerly
                  National Westminster Bank USA),  Corestates Bank, N.A.,
                  The Bank of Nova Scotia, CIBC, Inc. and National Bank of Canada; and Toronto-Dominion (Texas), Inc., as agent
                  (filed as Exhibit 10(1) to the Company's 10-Q for the quarter ended June 30, 1993 and incorporated by reference herein).

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


Exhibit
  No.                        Description of Exhibit                             Page No.
-------          -------------------------------------------------------------  ---------
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

10(k)             First Amendment, dated as of November 3, 1993 to Third
                  Amended and Restated Loan Agreement dated May 19, 1993 among the Company, The Toronto-Dominion Bank, NationsBank of Texas,
                  N.A., Fleet Bank (formerly National Westminster Bank USA),
                  The First National Bank of Boston, Bank of Hawaii,
                  Corestates Bank, N.A., The Bank of Nova Scotia, CIBC, Inc., and National Bank of Canada; and Toronto-Dominion (Texas),
                  Inc., as agent (filed as Exhibit 10(1) to the Company's Form
                  10-Q for the quarter ended September 30, 1993 and incorporated by reference herein).

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

10(n) Second Amendment to Third Amended and Restated Loan Agreement dated as of February 2, 1995 among the Company, NationsBank of Texas, N.A., Fleet Bank (formerly National Westminster
                  Bank USA), The Bank of Nova Scotia, The First National Bank of Boston, Bank of Hawaii, The Bank of Tokyo-Mitsubishi, Ltd.,
                  Dallas Agency, Corestates Bank, N.A. and CIBC, Inc. and
                  Toronto-Dominion (Texas), Inc. in its Individual Capacity and as Agent (filed as Exhibit 10(n) to the Company's Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein).

Exhibit
  No.                        Description of Exhibit                             Page No.
-------     ------------------------------------------------------------------  ---------


10(o)       Amendment No. 3 to Harte-Hanks Communications (formerly HHC
            Holding Inc.) 1991 Stock Option Plan (filed as Exhibit 10(o) to the
            Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).


10(p)       Harte-Hanks Communications, Inc. 1996 Incentive Compensation
            Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).


*11         Statement Regarding Computation of Net Income (Loss) Per Common
            Share.                                                                  28

*13         Annual Report to Securityholders (only those portions incorporated
            by reference into the Form 10-K are filed herewith).                    29

*21         Subsidiaries of the Company.                                            49

*23         Consent of KPMG Peat Marwick.                                           50

24 Power of Attorney (included on the signature page of the Registration Statement on Form S-2 filed with the Commission on September 23, 1993).

*27         Financial Data Schedule.                                                51

------------------

*Filed herewith

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)


14(b)    Reports on Form 8-K

         No reports on Form 8-K have been filed during the fourth quarter of 1996.

14(c) Exhibits -- The response to this portion of item 14 is submitted as a separate section of this report on pages 28 to 51.

14(d) Financial Statement Schedule -- The response to this portion of Item 14 is submitted as a separate section of this report on page 27.


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


                                         HARTE-HANKS COMMUNICATIONS, INC.

                                         By:  /s/ Larry Franklin
                                            -----------------------------------
                                                  Larry Franklin
                                            President & Chief Executive Officer

Date: March 24, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.


/s/  Houston H. Harte                        /s/  Dr. Peter T. Flawn
---------------------------------            ---------------------------------
Houston H. Harte, Chairman                   Dr. Peter T. Flawn, Director

/s/  Larry Franklin                          /s/ Christopher M. Harte
---------------------------------            ---------------------------------
Larry Franklin, Director                     Christopher M. Harte, Director

/s/  Edward H. Harte                         /s/  James L. Johnson
---------------------------------            ---------------------------------
Edward H. Harte, Director                    James L. Johnson, Director

/s/ Richard M. Hochhauser                    /s/ David L. Copeland
---------------------------------            ---------------------------------
Richard M. Hochhauser, Director              David L. Copeland, Director

                  INDEPENDENT AUDITORS' REPORT 10-K SCHEDULES



The Board of Directors and Stockholders
Harte-Hanks Communications, Inc.:

Under date of January 24, 1997, we reported on the consolidated balance sheets of Harte-Hanks Communications, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in
Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                               /s/ KPMG Peat Marwick LLP

San Antonio, Texas
January 24, 1997

               Harte-Hanks Communications, Inc. and Subsidiaries

                         Financial Statement Schedules


                                 Schedule VIII
                       Valuation and Qualifying Accounts

                                 (in thousands)


                                                       Additions
                                           Balance at  Charged to               Balance
                                           Beginning   Costs and                at End
Description                                 of Year    Expenses   Deductions    of Year
----------------------------------------   ---------   ---------  ----------   ---------
Allowance for doubtful accounts:

     Year ended December 31, 1996 ......   $   2,584   $   2,748   $   3,337   $   1,995
                                           =========   =========   =========   =========

     Year ended December 31, 1995 ......   $   3,155   $   3,416   $   3,987   $   2,584
                                           =========   =========   =========   =========

     Year ended December 31, 1994 ......   $   2,283   $   4,863   $   3,991   $   3,155
                                           =========   =========   =========   =========

                                EXHIBIT INDEX

Exhibit
  No.                        Description of Exhibit                             Page No.
-------         --------------------------------------------------------------  ---------
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

10(a)           1984 Stock Option Plan (filed as Exhibit 10(d) to the Company's
                Form 10-K for the year ended December 31, 1984 and incorporated herein by reference).

Exhibit
  No.                        Description of Exhibit                             Page No.
-------          -------------------------------------------------------------  ---------
10(b)             Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit
                  10 b) to the Company's Form 10-K for the year ended December
                  31, 1993 and incorporated by reference herein).

10(c)             HHC Holding Inc. 1991 Stock Option Plan (filed as Exhibit
                  10(1) to the Company's Form 10-K for the year ended December
                  31, 1991 and incorporated by reference herein).

10(d)             Amendment to HHC Holding Inc 1991 Stock Option Plan
                  (filed as Exhibit 10(1) to the Company's Form 10-K for the year ended December 31, 1992 and incorporated by reference herein).

10(e)             Third Amended and Restated Loan Agreement dated
                  May 19, 1993 among the Company, The Toronto-Dominion
                  Bank, NationsBank of Texas, N.A., Fleet Bank (formerly
                  National Westminster Bank USA),  Corestates Bank, N.A.,
                  The Bank of Nova Scotia, CIBC, Inc. and National Bank of Canada; and Toronto-Dominion (Texas), Inc., as agent
                  (filed as Exhibit 10(1) to the Company's 10-Q for the quarter ended June 30, 1993 and incorporated by reference herein).

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


Exhibit
  No.                        Description of Exhibit                             Page No.
-------          -------------------------------------------------------------  ---------
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

10(k)             First Amendment, dated as of November 3, 1993 to Third
                  Amended and Restated Loan Agreement dated May 19, 1993 among the Company, The Toronto-Dominion Bank, NationsBank of Texas,
                  N.A., Fleet Bank (formerly National Westminster Bank USA),
                  The First National Bank of Boston, Bank of Hawaii,
                  Corestates Bank, N.A., The Bank of Nova Scotia, CIBC, Inc., and National Bank of Canada; and Toronto-Dominion (Texas),
                  Inc., as agent (filed as Exhibit 10(1) to the Company's Form
                  10-Q for the quarter ended September 30, 1993 and incorporated by reference herein).

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

10(n) Second Amendment to Third Amended and Restated Loan Agreement dated as of February 2, 1995 among the Company, NationsBank of Texas, N.A., Fleet Bank (formerly National Westminster
                  Bank USA), The Bank of Nova Scotia, The First National Bank of Boston, Bank of Hawaii, The Bank of Tokyo-Mitsubishi, Ltd.,
                  Dallas Agency, Corestates Bank, N.A. and CIBC, Inc. and
                  Toronto-Dominion (Texas), Inc. in its Individual Capacity and as Agent (filed as Exhibit 10(n) to the Company's Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein).

Exhibit
  No.                        Description of Exhibit                             Page No.
-------     ------------------------------------------------------------------  ---------


10(o)       Amendment No. 3 to Harte-Hanks Communications (formerly HHC
            Holding Inc.) 1991 Stock Option Plan (filed as Exhibit 10(o) to the
            Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).


10(p)       Harte-Hanks Communications, Inc. 1996 Incentive Compensation
            Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).


*11         Statement Regarding Computation of Net Income (Loss) Per Common
            Share.                                                                  28

*13         Annual Report to Securityholders (only those portions incorporated
            by reference into the Form 10-K are filed herewith).                    29

*21         Subsidiaries of the Company.                                            49

*23         Consent of KPMG Peat Marwick.                                           50

24 Power of Attorney (included on the signature page of the Registration Statement on Form S-2 filed with the Commission on September 23, 1993).

*27         Financial Data Schedule.                                                51

------------------

*Filed herewith