Form 10-Q
period 1997-03-31
HARTE HANKS COMMUNICATIONS INC
filed 1997-05-15
CIK 45919

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                      FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the
-----  Securities Exchange Act of 1934


For the quarterly period ended March 31, 1997
                               --------------

       Transition report pursuant to Section 13 or 15(d) of the ----- Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-7120
                       ------


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 37,223,613 shares as of March 31, 1997.

              HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                              TABLE OF CONTENTS
                              FORM 10-Q REPORT
                               March 31, 1997




                                                                        Page
                                                                        ----

    Part I. Financial Information

       Item 1.      Interim Condensed Consolidated Financial
                    Statements (Unaudited)

                     Condensed Consolidated Balance Sheets -            3
                     March 31, 1997 and December 31, 1996

                     Consolidated Statements of Operations -            4
                     Three months ended March 31, 1997 and 1996

                     Consolidated Statements of Cash Flows -            5
                     Three months ended March 31, 1997 and 1996

                     Notes to Interim Condensed Consolidated Financial  6
                     Statements

       Item 2.      Management's Discussion and Analysis of Financial   8
                    Condition and Results of Operations



   Part II. Other Information

       Item 6.      Exhibits and Reports on Form 8-K                    12

            (a) Exhibits

            (b) Reports on Form 8-K

       Signature                                                        12

Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(Unaudited)




                                                           March 31,  December 31,
                                                            1997         1996
                                                           --------   ------------
Assets
 Current assets
   Cash..............................................      $ 11,088      $ 12,017
   Accounts receivable, net..........................        95,488       107,559
   Inventory.........................................        12,455        13,720
   Prepaid expenses..................................        10,148         9,445
   Current deferred income tax benefit...............         6,326         6,204
   Other current assets..............................         5,880         4,202
                                                           --------      --------
     Total current assets............................       141,385       153,147

 Property, plant and equipment, net..................       115,125       112,908
 Goodwill, net.......................................       321,108       319,289
 Other assets........................................         6,055         6,939
                                                           --------      --------
     Total assets....................................      $583,673      $592,283
                                                           ========      ========


Liabilities and Stockholders' Equity
 Current liabilities
   Accounts payable..................................      $ 40,500      $ 40,573
   Accrued payroll and related expenses..............        15,389        23,116
   Customer deposits and unearned revenue............        20,518        19,809
   Income taxes payable..............................         1,404         2,748
   Other current liabilities.........................         9,952        11,481
                                                           --------      --------
     Total current liabilities.......................        87,763        97,727

 Long term debt......................................       208,440       218,005
 Other long term liabilities.........................        25,366        23,859
                                                           --------      --------
     Total liabilities...............................       321,569       339,591
                                                           --------      --------

 Stockholders' equity
   Common stock, $1 par value, 125,000,000 shares
     authorized.  37,723,613 and 36,801,701 shares
     issued at March 31, 1997 and December 31, 1996,
     respectively....................................        37,724        36,802
   Additional paid-in capital........................       199,342       186,677
   Accumulated deficit...............................        38,489        29,213
                                                           --------      --------
                                                            275,555       252,692
   Less treasury stock, 500,000 shares at cost.......        13,451            --
                                                           --------      --------
     Total stockholders' equity......................       262,104       252,692
                                                           --------      --------
     Total liabilities and stockholders' equity......      $583,673      $592,283
                                                           ========      ========








See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
-------------------------------------------------------------------------------
(in thousands, except per share amounts)
(Unaudited)


                                                        Three Months Ended March 31,
                                                        ------------------------------
                                                              1997           1996
                                                              ----           ----

Operating revenues....................................      $174,835         $150,611
                                                            --------         --------
Operating expenses
 Payroll.............................................         66,546           55,688
 Production and distribution.........................         60,999           56,027
 Advertising, selling, general and administrative....         18,139           14,185
 Depreciation........................................          5,213            4,372
 Goodwill amortization...............................          2,676            2,501
                                                            --------         --------
                                                             153,573          132,773
                                                            --------         --------
Operating income......................................        21,262           17,838
                                                            --------         --------
Other expenses (income)
     Interest expense................................          3,293            3,448
     Interest income.................................            (72)          (1,011)
     Other, net......................................            257              552
                                                            --------         --------
                                                               3,478            2,989
                                                            --------         --------
Income before income tax expense.................             17,784           14,849
Income tax expense...............................              7,767            6,532
                                                            --------         --------
Net income.......................................           $ 10,017         $  8,317
                                                            ========         ========

Primary:
     Earnings per common share...........................   $   0.26         $   0.22
                                                            ========         ========

     Weighted average common and common equivalent
       shares outstanding................................     38,734           38,289
                                                            ========         ========

Fully diluted:
     Earnings per common share...........................   $   0.26         $   0.22
                                                            ========         ========

     Weighted average common and common equivalent
       share outstanding.................................     38,811           38,288
                                                            ========         ========









See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
-------------------------------------------------------------------------------
(Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1997         1996
                                                          ----         ----
Operating Activities
 Net income..........................................   $  10,017    $  8,317
 Add (deduct) non-cash income and expenses:
     Depreciation ...................................       5,213       4,372
     Goodwill amortization...........................       2,676       2,501
     Amortization of option related compensation.....         252         456
     Film amortization...............................         429         345
     Deferred income taxes...........................       1,440         333
     Other, net......................................         531          39
 Changes in operating assets and liabilities,
   net of acquisitions and divestiture
   Decrease in accounts receivable, net..............      13,291       3,444
   Decrease (increase) in inventory..................       1,265        (227)
   Increase in prepaid expenses and other
     current assets..................................      (2,063)     (3,159)
   Increase (decrease)in accounts payable............        (902)      1,852
   Decrease in other accrued expenses
     and other liabilities...........................      (9,956)       (800)
   Other, net........................................       5,957        (346)
                                                        ---------    --------
     Net cash provided by operating activities.......      28,150      17,127
                                                        ---------    --------

Investing Activities
 Purchases of property, plant and equipment..........      (9,405)     (5,143)
 Proceeds from the sale of property, plant
   and equipment and divested assets.................       1,746          16
 Acquisitions........................................      (5,544)    (11,590)
 Payments on film contracts..........................        (465)       (333)
                                                        ---------    --------
   Net cash used in investing activities.............     (13,668)    (17,050)
                                                        ---------    --------
Financing Activities
 Long term debt borrowings...........................     131,500      68,200
 Payments on long term debt, including current
   maturities .......................................    (141,065)    (68,112)
 Purchase of treasury stock..........................     (13,451)         --
 Issuance of common stock............................       8,346       1,052
 Dividends paid......................................        (741)       (501)
                                                        ---------    --------
   Net cash used in financing activities.............     (15,411)        639
                                                        ---------    --------

 Net increase (decrease) in cash ....................        (929)        716


     Cash at beginning of year.......................      12,017      18,102
                                                        ---------    --------
     Cash at end of period...........................   $  11,088    $ 18,818
                                                        =========    ========


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

     The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - ACQUISITION

     Effective April 30, 1996, DiMark, Inc. ("DiMark") was merged with a wholly-owned subsidiary of the Company, and each outstanding share of DiMark common stock was converted into the right to acquire .656 of a share of common stock of Harte-Hanks. As a result, Harte-Hanks issued approximately 6.1 million shares of Harte-Hanks common stock to the shareholders of DiMark and DiMark's outstanding stock options were converted into options to acquire approximately 1.5 million shares of Harte-Hanks common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, the Company's financial statements have been restated to include the results of DiMark for all periods presented. The combined financial results include reclassifications to conform financial statement preparation. Merger expenses related to the transaction were $12.1 million ($8.7 million, net of income taxes). Combined and separate results of the Company and DiMark during the reporting period preceding the merger were as follows (in thousands):

                               THREE MONTHS ENDED
                                 MARCH 31, 1996


                        HARTE-HANKS  DIMARK   ADJUSTMENTS  COMBINED
                        -----------  -------  -----------  --------

            Revenues     $124,899    $27,377   $(1,665)    $150,611
            Net Income      6,385      1,932        --        8,317



     Adjustments consist of elimination of DiMark's postage costs from revenues and cost of sales to conform to Harte-Hanks' accounting classification.

                                   7
NOTE C - INCOME TAXES

     The Company's quarterly income tax provision of $7.8 million was calculated using an effective income tax rate of 43.7%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ended December 31, 1997. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------

RESULTS OF OPERATIONS

Operating results were as follows:

                                  Three months ended
In thousands           March 31, 1997     March 31, 1996     Change
--------------------------------------------------------------------
Revenues                   $174,835          $150,611         16.1%
Operating expenses          153,573           132,773         15.7%
                           --------          --------
Operating income           $ 21,262          $ 17,838         19.2%
                           ========          ========

Net income                 $ 10,017          $  8,317
                           ========          ========

Fully diluted earnings
  per share                $   0.26          $   0.22
                           ========          ========

Consolidated revenues grew 16.1% to $174.8 million and operating income grew 19.2% to $21.3 million in the first quarter of 1997 when compared to the first quarter of 1996. The Company's overall growth resulted from increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1996 increased 15.7% to $153.6 million.

Net income grew 20.4% to $10 million, or 26 cents per share, compared to 22 cents per share on a fully diluted basis.


DIRECT MARKETING

Direct marketing operating results were as follows:


                                    Three months ended
In thousands           March 31, 1997     March 31, 1996     Change
--------------------------------------------------------------------

Revenues                   $93,790          $72,512         29.3%
Operating expenses          83,300           63,513         31.2%
                           -------          -------
Operating income           $10,490           $8,999         16.6%
                           =======          =======


Direct marketing revenues increased $21.3 million, or 29.3%, in the first quarter of 1997 when compared to 1996. Response management/teleservices, database marketing, and logistics operations experienced significant revenue growth. Response management/teleservices revenues increased due to new customer gains, particularly in the high technology industry and increased business with existing customers, and, to a lesser extent, due to two acquisitions in May and August 1996. The company acquired Inquiry Handling Service, a Los Angeles based response management company that serves the high technology and electronics industries, in May and Lead Management Group, a Boston based response management, telemarketing and fulfillment company that serves the high technology industry, in August. Database marketing revenues increased primarily due increased sales for database creation and, to a lesser extent, due to the acquisition of Information for Marketing, a London based database marketing service provider.
Logistics revenues increased due to higher product sales and new product sales to new and existing retail industry customers. Lastly, revenues increased due to the November 1996 acquisition of Marketing Communications Inc., a Kansas City based integrated database marketing company that serves the pharmaceutical industry.

Operating expenses increased $19.8 million, or 31.2%, in the first quarter of 1997 when compared to 1996. Payroll costs increased $9.4 million due to expanded hiring to support revenue growth. Also contributing to increased operating expenses were additional production costs of $7.1 million due to increased volumes. Depreciation expense increased $0.9 million due to higher levels of capital investments to support growth. Operating expenses were also impacted by the acquisitions noted above.

SHOPPERS

Shopper operating results were as follows:

                                    Three months ended
In thousands           March 31, 1997    March 31, 1996     Change
-------------------------------------------------------------------

Revenues                  $44,634           $42,994          3.8%
Operating expenses         40,434            39,663          1.9%
                          -------           -------
Operating income          $ 4,200           $ 3,331         26.1%
                          =======           =======



Shopper revenues increased $1.6 million, or 3.8%, in the first quarter of 1997 as compared to 1996. The increase was attributable to higher in-book advertising revenue, primarily from display advertising, as well as increased revenue from insert products.

Operating expenses increased $0.8 million, or 1.9%, in the first quarter of 1997 when compared to 1996. Payroll costs increased $0.9 million primarily due to the impact of favorable operating income results on performance related plans. Additionally, general and administrative expense increased $1.2 million due to higher promotion costs as well as a higher provision for bad debt related to the higher revenues. These expense increases were partially offset by decreased paper costs of $0.9 million, due primarily to lower paper prices, and decreased postage expenses. Postage costs decreased due to lower postal rates from the June 1996 postal reclassification, $0.6 million, partially offset by increased postage costs due to expansion, internal circulation growth and increased distribution volumes. Additionally, operating income benefited from a one-time state sales tax refund of $0.4 million.

NEWSPAPERS

Newspaper operating results were as follows:

                                    Three months ended
In thousands           March 31, 1997     March 31, 1996     Change
-------------------------------------------------------------------

Revenues                  $30,236          $29,336            3.1%
Operating expenses         23,249           23,475           -1.0%
                          -------          -------
Operating income          $ 6,987          $ 5,861           19.2%
                          =======          =======

Newspaper revenues increased $0.9 million, or 3.1%, in the first quarter of 1997 when compared to 1996. Primary product advertising revenues were up $0.9 million, or 4.7%. In particular, classified advertising revenues increased $0.6 million, or 7.9%, as a result of increases both in rates and volumes.
Retail advertising revenues increased $0.3 million, or 3.1%, mainly due to increased volumes. Niche product revenue increased 12.1%, primarily due to continued growth in direct mail and a new shopper product launched in Wichita Falls. Direct mail revenues grew as a result of expansion in the Anderson and Wichita Falls markets. These advertising revenue increases were partially offset by a $0.2 million decrease in commercial printing revenue due to the absence of a print job which the customer now performs in-house.

Newspaper operating expenses decreased $0.2 million, or 1.0%, in the first quarter of 1997 when compared to 1996. Paper costs decreased $0.8 million, or 17.4%, as a result of a continued decline in average newsprint prices, which began in the third quarter of 1996. Partially offsetting the decrease in paper costs were increases in labor costs of $0.4 million, or 4.2%, and a $0.1 million, or 3.6%, increase in general and administrative expense.

TELEVISION

Television operating results were as follows:


                                     Three months ended
In thousands           March 31, 1997     March 31, 1996     Change
--------------------------------------------------------------------
Revenues                  $6,175             $5,769           7.0%
Operating expenses         4,294              4,297            -
                          ------             ------
Operating income          $1,881             $1,472          27.8%
                          ======             ======


Revenues for the television segment increased $0.4 million, or 7.0%, in the first quarter of 1997 when compared to 1996. Television advertising revenues increased $0.5 million primarily due to higher volumes of spot advertising. In addition, radio advertising revenue grew due to increased program sales. These revenue increases were partially offset by a decrease in graphics revenue due to the discontinuation of graphics product sales. Operating expenses remained flat during the first quarter of 1997 when compared to 1996.

Recent Development

On March 5, 1997, the Company announced plans to explore the divestiture of its six daily newspapers, approximately 25 associated non-daily publications and sole television station, KENS-TV, the CBS affiliate in San Antonio. Five of the six daily newspapers are in Texas -- the Corpus Christi Caller-Times, Abilene Reporter-News, Wichita Falls Times Record News, San Angelo Standard-Times and Plano Star Courier. The sixth is the Anderson Independent-Mail in South Carolina. The associated non-daily publications include community newspapers and supplemental publications.

While the Company intends to pursue these divestitures, there can be no assurance that one or more transactions will be successfully negotiated or completed.

Acquisition

As described in Note B to the Notes to Interim Condensed Consolidated Financial Statements included herein, on April 30, 1996, DiMark was merged with a wholly-owned subsidiary of the Company, and each outstanding share of DiMark common stock was converted into the right to acquire .656 of a share of common stock of Harte-Hanks. As a result, Harte-Hanks issued approximately 6.1 million shares of

Harte-Hanks common stock to the shareholders of DiMark, and DiMark's outstanding stock options were converted into options to acquire approximately 1.5 million shares of Harte-Hanks common stock. The merger was accounted for on a pooling-of-interests basis, and all historical information has been restated as if the pooling occurred at the beginning of the periods presented. One-time merger expenses of $12.1 million ($8.7 million after-tax) were recognized in the second quarter of 1996.

Interest Expense/Interest Income

Interest expense decreased $0.2 million in the first quarter of 1997 when compared to 1996 primarily due to lower effective interest rates.

Interest income was down $0.9 million in the first quarter of 1997 when compared to 1996 due to interest income received in 1996 related to an income tax refund from a favorable tax settlement.

Income Taxes

The Company's income tax expense for the first quarter of 1997 increased $1.2 million compared to the first quarter of 1996. This increase was due to the higher income levels. The effective tax rate was 43.7% for the first quarter of 1997 and 44.0% for the first quarter of 1996.

Liquidity and Capital Resources

Cash provided from operating activities for the three months ended March 31, 1997 was $28.2 million, as compared to $17.1 million for the three months ended March 31, 1996. Net cash outflows for investing activities were $13.7 million as compared to outflows of $17.0 million in 1996.

Capital resources are available from and provided through the Company's unsecured credit facility. All borrowings under the revolving credit facility are to be repaid by December 31, 2001. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations, anticipated capital and film expenditures and debt service requirements for the foreseeable future. As of March 31, 1997, the Company had $117.0 million of unused borrowing capacity under its credit facility, of which $4.2 million was reserved to serve as backup for the Company's short-term borrowing facilities.

New Accounting Pronouncement

In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which specifies the computing, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for all periods ending after December 15, 1997 and requires retroactive restatement of prior periods EPS. The statement replaces the "primary EPS" calculation with a "basic EPS" and redefines the "dilutive EPS" computation. The Company will implement the statement in the required period.

PART II.   OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits.  See index to Exhibits on Page 13.

      (b) No reports on Form 8-K were filed for the three months ended March 31, 1997.




                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                     HARTE-HANKS COMMUNICATIONS, INC.






         May 15, 1997                  /s/  Larry Franklin
     ----------------                ----------------------
           Date                           Larry Franklin
                                          President and
                                     Chief Executive Officer

Exhibit
  No.                 Description of Exhibit                       Page No.
-------         -------------------------------------------------  --------


*11             Statement Regarding Computation of Earnings per       14
                      Common Share



*27             Financial Data Schedules                              15






* Filed herewith.