Form 10-Q
period 1997-06-30
HARTE HANKS COMMUNICATIONS INC
filed 1997-08-14
CIK 45919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1997
                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-7120
                       ------


                        HARTE-HANKS COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       74-1677284
----------------------------------           -----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


       200 Concord Plaza Drive, San Antonio, Texas       78216
--------------------------------------------------------------------------------
        (Address of principal executive offices)       (Zip Code)

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


                           Yes [X]      No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 37,341,604 shares as of July 31, 1997.

               HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 June 30, 1997


                                                                            Page
                                                                            ----
Part I.  Financial Information

       Item 1.  Interim Condensed Consolidated Financial
                Statements (Unaudited)

                   Condensed Consolidated Balance Sheets -                    3
                   June 30, 1997 and December 31, 1996

                   Consolidated Statements of Operations -                    4
                   Three months ended June 30, 1997 and 1996

                   Consolidated Statements of Operations -                    5
                   Six months ended June 30, 1997 and 1996

                   Consolidated Statements of Cash Flows -                    6
                   Six months ended June 30, 1997 and 1996

                   Consolidated Statement of Stockholders' Equity             7

                   Notes to Interim Condensed Consolidated Financial          8
                   Statements

       Item 2.  Management's Discussion and Analysis of Financial            11
                Condition and Results of Operations


Part II. Other Information

       Item 4.  Submission of Matters to a Vote of Security Holders          16

       Item 6.  Exhibits and Reports on Form 8-K                             16

           (a)     Exhibits

           (b)     Reports on Form 8-K

Signature                                                                    16

Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
-------------------------------------------------------------------------------
(Unaudited)



                                                            June 30,      December 31,
                                                              1997            1996
                                                          ------------    ------------
Assets
 Current assets
   Cash ...............................................   $     14,156    $     12,017
   Accounts receivable, net ...........................         99,394         107,559
   Inventory ..........................................         12,175          13,720
   Prepaid expenses ...................................          8,492           9,445
   Current deferred income tax benefit ................          6,981           6,204
   Other current assets ...............................          7,075           4,202
                                                          ------------    ------------
     Total current assets .............................        148,273         153,147

 Net assets of discontinued operations ................        207,436         210,769

 Property, plant and equipment, net ...................         77,458          72,195
 Goodwill, net ........................................        144,740         142,053
 Other assets .........................................          3,313           4,442
                                                          ------------    ------------
     Total assets .....................................   $    581,220    $    582,606
                                                          ============    ============


Liabilities and Stockholders' Equity
 Current liabilities
   Accounts payable ...................................   $     39,969    $     40,573
   Accrued payroll and related expenses ...............         17,931          23,116
   Customer deposits and unearned revenue .............         17,317          19,809
   Income taxes payable ...............................          7,147           2,748
   Other current liabilities ..........................          9,702          11,481
                                                          ------------    ------------
     Total current liabilities ........................         92,066          97,727

 Long term debt .......................................        192,400         218,005
 Other long term liabilities ..........................         16,408          14,182
                                                          ------------    ------------
     Total liabilities ................................        300,874         329,914
                                                          ------------    ------------

 Stockholders' equity
   Common stock, $1 par value, 125,000,000 shares
     authorized. 37,830,440 and 36,801,701 shares
     issued at June 30, 1997 and December 31, 1996,
     respectively .....................................         37,830          36,802
   Additional paid-in capital .........................        201,921         186,677
   Retained earnings ..................................         54,089          29,213
                                                          ------------    ------------
                                                               293,840         252,692
   Less treasury stock, 542,308 shares at cost ........        (13,494)             --
                                                          ------------    ------------
     Total stockholders' equity .......................        280,346         252,692
                                                          ------------    ------------
     Total liabilities and stockholders' equity .......   $    581,220    $    582,606
                                                          ============    ============



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)


                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                          1997           1996
                                                        ---------      ---------
Operating revenues ................................     $ 150,964      $ 122,285
                                                        ---------      ---------
Operating expenses
 Payroll ..........................................        56,143         43,418
 Production and distribution ......................        56,316         48,122
 Advertising, selling, general and
      administrative ..............................        13,543         10,456
 Depreciation .....................................         4,072          3,332
 Goodwill amortization ............................         1,125            840
 Merger costs .....................................            --         12,136
                                                        ---------      ---------
                                                          131,199        118,304
                                                        ---------      ---------
Operating income ..................................        19,765          3,981
                                                        ---------      ---------
Other expenses (income)
 Interest expense .................................         1,854          1,855
 Interest income ..................................            (7)           (52)
 Other, net .......................................          (566)             5
                                                        ---------      ---------
                                                            1,281          1,808
                                                        ---------      ---------
Income from continuing operations before income
 tax expense ......................................        18,484          2,173
Income tax expense ................................         7,844          2,762
                                                        ---------      ---------
Net income (loss) from continuing operations ......     $  10,640      $    (589)
Net income from discontinued operations,
 net of income taxes ..............................     $   5,705      $   4,495
                                                        ---------      ---------
Net income ........................................     $  16,345      $   3,906
                                                        =========      =========

Primary:
 Earnings per common share
  Continuing Operations ...........................     $    0.27      $   (0.02)
  Discontinued Operations .........................     $    0.15      $    0.12
                                                        ---------      ---------
     Total ........................................     $    0.42      $    0.10
                                                        =========      =========

 Weighted average common and common equivalent
  shares outstanding ..............................        38,832         38,551
                                                        =========      =========

Fully diluted:
 Earnings per common share
  Continuing Operations ...........................     $    0.27      $   (0.02)
  Discontinued Operations .........................     $    0.15      $    0.12
                                                        ---------      ---------
     Total ........................................     $    0.42      $    0.10
                                                        =========      =========


 Weighted average common and common equivalent
  share outstanding ...............................        38,841         38,702
                                                        =========      =========



See  Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)


                                                        Six Months Ended June 30,
                                                      ----------------------------
                                                        1997                1996
                                                      ---------           --------

Operating revenues ..............................     $ 289,388           $237,791
                                                      ---------           --------
Operating expenses
 Payroll ........................................       109,821             86,657
 Production and distribution ....................       109,410             95,483
 Advertising, selling, general and administrative        27,653             20,675
 Depreciation ...................................         8,041              6,465
 Goodwill amortization ..........................         2,205              1,745
 Merger costs ...................................            --             12,136
                                                      ---------           --------
                                                        257,130            223,161
                                                      ---------           --------
Operating income ................................        32,258             14,630
                                                      ---------           --------
Other expenses (income)
 Interest expense ...............................         3,765              3,648
 Interest income ................................           (50)              (578)
 Other, net .....................................          (321)               549
                                                      ---------           --------
                                                          3,394              3,619
                                                      ---------           --------
Income from continuing operations before income
 tax expense ....................................        28,864             11,011
Income tax expense ..............................        12,256              6,612
                                                      ---------           --------
Net income from continuing operations ...........     $  16,608           $  4,399
Net income from discontinued operations,
 net of income taxes ............................     $   9,754           $  7,824
                                                      ---------           --------
Net income ......................................     $  26,362           $ 12,223
                                                      =========           ========

Primary:
 Earnings per common share
  Continuing Operations .........................     $    0.43           $   0.11
  Discontinued Operations .......................     $    0.25           $   0.21
                                                      ---------           --------
    Total .......................................     $    0.68           $   0.32
                                                      =========           ========

 Weighted average common and common equivalent
  shares outstanding ............................        38,782             38,420
                                                      =========           ========

 Fully diluted:
  Earnings per common share
   Continuing Operations ........................     $    0.43           $   0.11
   Discontinued Operations ......................     $    0.25           $   0.21
                                                      ---------           --------
    Total .......................................     $    0.68           $   0.32
                                                      =========           ========

  Weighted average common and common equivalent
   share outstanding ............................        38,824             38,495
                                                      =========           ========



See  Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)


                                                                           Six Months Ended June 30,
                                                                           ------------------------
                                                                              1997           1996
                                                                           ---------      ---------
Operating Activities
 Net income from continuing operations ...............................     $  16,608      $   4,399
 Add (deduct) non-cash income and expenses:
   Depreciation ......................................................         8,041          6,465
   Goodwill amortization .............................................         2,205          1,745
   Amortization of option related compensation .......................           406            419
   Deferred income taxes .............................................         1,101           (386)
   Other, net ........................................................           528            830
 Changes in operating assets and liabilities, net of acquisitions:
   Decrease in accounts receivable, net ..............................         9,386          1,263
   Decrease in inventory .............................................         1,545          2,713
   Increase in prepaid expenses and other
     current assets ..................................................        (1,777)        (2,325)
   Increase (decrease)in accounts payable ............................        (1,384)         2,003
   Decrease in other accrued expenses
     and other liabilities ...........................................        (6,121)        (8,036)
   Other, net ........................................................         6,717           (866)
                                                                           ---------      ---------
     Net cash provided by continuing operating activities ............        37,255          8,224
                                                                           ---------      ---------
 Discontinued operations:
   Net income ........................................................         9,754          7,824
   Adjustment to derive cash flows from operating activities .........         6,621          6,493
                                                                           ---------      ---------
     Net cash provided by discontinued operating activities ..........        16,375         14,317
                                                                           ---------      ---------
   Net operating activities ..........................................        53,630         22,541
                                                                           ---------      ---------

Investing Activities
 Purchases of property, plant and equipment ..........................       (15,138)       (10,421)
 Proceeds from the sale of property, plant and equipment .............         1,760            256
 Acquisitions ........................................................        (5,949)       (17,139)
                                                                           ---------      ---------
   Net cash used in investing activities of continuing
     operations ......................................................       (19,327)       (27,304)
                                                                           ---------      ---------
   Net cash used in investing activities of discontinued
     operations ......................................................        (3,191)        (2,448)
                                                                           ---------      ---------
   Net investing activities ..........................................       (22,518)       (29,752)
                                                                           ---------      ---------

Financing Activities
 Long term debt borrowings ...........................................       193,300        142,000
 Payments on long term debt, including current
   maturities ........................................................      (217,665)      (137,755)
 Purchase of treasury stock ..........................................       (13,494)            --
 Issuance of common stock ............................................        10,372          3,611
 Dividends paid ......................................................        (1,486)        (1,020)
                                                                           ---------      ---------
   Net cash provided by (used in) financing activities ...............       (28,973)         6,836
                                                                           ---------      ---------

 Net increase(decrease)in cash .......................................         2,139           (375)
 Cash at beginning of year ...........................................        12,017         18,102
                                                                           ---------      ---------
 Cash at end of period ...............................................     $  14,156      $  17,727
                                                                           =========      =========

See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
--------------------------------------------------------------------------------
(Unaudited)


                                                                     Retained
                                                       Additional    Earnings                     Total
                                             Common     Paid-In    (Accumulated     Treasury   Stockholders'
In thousands                                  Stock     Capital      Deficit)        Stock       Equity
------------                                 -------   ----------  ------------    ---------  -------------
Balance at January 1, 1996 .............     $36,044     $174,870     $ (9,058)     $     --    $ 201,856
Common stock issued-employee benefit
  plans ................................          62        1,144           --            --        1,206
Exercise of stock options ..............         327        3,203           --            --        3,530
Tax benefit of options exercised .......          --          784           --            --          784
Dividends paid ($ 0.033 per share) .....          --           --       (1,020)           --       (1,020)
Net income .............................          --           --       12,223            --       12,223
Stock issued in conjunction with
  acquisition earnout ..................          58        1,201           --            --        1,259
                                             -------     --------     --------      --------    ---------
Balance at June 30, 1996 ...............     $36,491     $181,202     $  2,145      $     --    $ 219,838
                                             =======     ========     ========      ========    =========

Balance at January 1, 1997 .............     $36,802     $186,677     $ 29,213      $     --    $ 252,692
Common stock issued-employee benefit
  plans ................................          42        1,780           --            --        1,822
Exercise of stock options ..............         986        7,700           --            --        8,686
Tax benefit of options exercised .......          --        5,764           --            --        5,764
Dividends paid ($ 0.04 per share) ......          --           --       (1,486)           --       (1,486)
Net income .............................          --           --       26,362            --       26,362
Treasury stock purchase ................          --           --           --       (13,494)     (13,494)
                                             -------     --------     --------      --------    ---------
Balance at June 30, 1997 ...............     $37,830     $201,921     $ 54,089      $(13,494)   $ 280,346
                                             =======     ========     ========      ========    =========

See Notes to Interim Condensed Consolidated Financial Statements.

               Harte-Hanks Communications, Inc. and Subsidiaries

         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of Harte-Hanks Communications, Inc. and subsidiaries (the "Company").

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - DISCONTINUED NEWSPAPER AND TELEVISION OPERATIONS

On May 16, 1997, the Company entered into a definitive agreement to sell to the E.W. Scripps Company (NYSE: SSP) its newspaper operations and KENS-TV, the CBS affiliate in San Antonio. The agreement called for a Morris Trust form of transaction, with an all cash backup agreement to take effect in the event the Morris Trust transaction was prevented by pending tax legislation. (The structure of and consideration specified in that Morris Trust transaction is described in the Company's Form 8-K dated May 22, 1997.) That proposed tax legislation has been enacted, and as a result, the parties have elected to proceed on the all cash basis, in which Scripps will acquire the Harte-Hanks newspaper operations, KENS-TV and KENS-AM directly for a cash price of $775 million. The closing is subject to Federal Communications Commission approval and other customary conditions.

Because the newspaper and television operations represent entire business segments that will be divested, their results are reported as "discontinued operations" for all periods presented.

Summarized operating results for the combined newspaper and television discontinued operations are as follows:


                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
In thousands                         JUNE 30, 1997    JUNE 30, 1996    JUNE 30, 1997    JUNE 30, 1996
-----------------------------------  -------------    -------------  -----------------  -------------
Revenues                               $39,619          $37,631           $76,030          $72,736
Income before income tax expense        10,322            8,272            17,725           14,282
Income tax expense                       4,617            3,777             7,971            6,458
                                       -------          -------           -------          -------
Income from discontinued operations    $ 5,705          $ 4,495           $ 9,754          $ 7,824
                                       =======          =======           =======          =======



Summarized balance sheet data for the combined newspaper and television discontinued operations are as follows:

In thousands                           JUNE 30, 1997  DECEMBER 31, 1996
------------                           -------------  -----------------

Property, plant and equipment            $ 40,564         $ 40,713
Goodwill and other intangibles            174,043          177,236
Other assets                                1,959            2,497
Deferred income tax liabilities             8,059            8,154
Other liabilities                           1,071            1,523
                                         --------         --------
Net assets of discontinued operations    $207,436         $210,769
                                         ========         ========


The major components of cash flows for the combined newspaper and television discontinued operations are as follows:


                                                SIX MONTHS ENDED
                                          ----------------------------
In thousands                              JUNE 30, 1997  JUNE 30, 1996
------------                              -------------  -------------

Net income from discontinued operations       $ 9,754        $ 7,824
Depreciation and goodwill amortization          5,717          5,668
Film amortization                                 863            694
Other, net                                         41            131
                                              -------        -------
Net cash provided by discontinued
  operations                                   16,375         14,317
                                              -------        -------

Purchases of property, plant and equipment     (2,288)        (1,884)
Payments on film contracts                       (919)          (654)
Other, net                                         16             90
                                              -------        -------
Net cash used in investing activities of
  discontinued operations                     $(3,191)       $(2,448)
                                              -------        -------



NOTE C - ACQUISITION

Effective April 30, 1996, DiMark, Inc. ("DiMark") was merged with a wholly-owned subsidiary of the Company, and each outstanding share of DiMark common stock was converted into the right to acquire .656 of a share of common stock of Harte-Hanks. As a result, Harte-Hanks issued approximately 6.1 million shares of Harte-Hanks common stock to the shareholders of DiMark and DiMark's outstanding stock options were converted into options to acquire approximately
1.5 million shares of Harte-Hanks common stock. The merger was accounted for on a pooling-of-interests basis. Accordingly, the Company's financial statements have been restated to include the results of DiMark for all periods presented. The combined financial results include reclassifications to conform with financial statement preparation. Merger expenses related to the transaction were $12.1 million ($8.7 million, net of income taxes). Combined and separate results of the Company and DiMark during the reporting period preceding the merger were as follows:


     THREE MONTHS ENDED
     MARCH 31, 1996



In thousands               HARTE-HANKS  DIMARK   ADJUSTMENTS  COMBINED
-------------------------  -----------  -------  -----------  --------
  Revenues from
    continuing operations    $89,794    $27,377    $(1,665)   $115,506
  Net Income from
    continuing operations      3,066      1,932         --       4,998



  Adjustments consist of elimination of DiMark's postage costs from revenues and cost of sales to conform to Harte-Hanks' accounting classification.

NOTE D - INCOME TAXES

The Company's quarterly income tax provision of $7.8 million for continuing operations was calculated using an effective income tax rate of 42.4%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ended December 31, 1997. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

NOTE E - NEW ACCOUNTING PRONOUNCEMENT

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

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

As described in Note B of the Notes to Interim Condensed Consolidated Financial Statements included herein, on May 16, 1997, the Company entered into a definitive agreement to sell its newspaper and television operations. Therefore, the newspaper and television operations results are excluded from management's discussion and analysis of financial condition and results of operations below.

Operating results from continuing operations -- direct marketing and shoppers -- were as follows:


                             THREE MONTHS ENDED                     SIX MONTHS ENDED
In thousands            JUNE 30, 1997  JUNE 30, 1996  CHANGE  JUNE 30, 1997  JUNE 30, 1996  CHANGE
----------------------  -------------  -------------  ------  -------------  -------------  ------

Revenues                   $150,964     $122,285     23.5%     $289,388     $237,791     21.7%
Operating expenses          131,199      106,168     23.6%      257,130      211,025     21.8%
                           --------     --------               --------     --------
Operating income           $ 19,765     $ 16,117     22.6%     $ 32,258     $ 26,766     20.5%
                           ========     ========               ========     ========

Net income                 $ 10,200     $  8,118     25.6%     $ 16,168     $ 13,106     23.4%
                           ========     ========               ========     ========

Fully diluted earnings
 per share                 $   0.26     $   0.21     23.8%     $   0.42     $   0.34     23.5%
                           ========     ========               ========     ========



(The results above exclude the 1997 one-time investment gain -- discussed under "Other Income and Expense" -- and the 1996 one-time merger costs -- discussed in Note C of the Notes to Interim Condensed Consolidated Financial Statements included herein. Including these items, net income was $10.6 million, or 27 cents per share, in the second quarter of 1997 compared to a net loss of $0.6 million, or 2 cents per share, in 1996. On the same basis, net income for first six months of 1997 was $16.6 million, or 43 cents per share, compared to $4.4 million, or 11 cents per share, for the six months ended June 30, 1996.)

Consolidated revenues from continuing operations grew 23.5% to $151 million and operating income grew 22.6% to $19.8 million in the second quarter of 1997 when compared to the second quarter of 1996. The Company's overall growth resulted from increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1996 increased 23.6% to $131.2 million.

Net income from continuing operations grew 25.6% to $10.2 million, or 26 cents per share, compared to 21 cents per share on a fully diluted basis.


DIRECT MARKETING

Direct marketing operating results were as follows:


                         THREE MONTHS ENDED                     SIX MONTHS ENDED
In thousands        JUNE 30, 1997  JUNE 30, 1996  CHANGE  JUNE 30, 1997  JUNE 30, 1996  CHANGE
------------------  -------------  -------------  ------  -------------  -------------  ------

Revenues               $100,413     $73,349     36.9%     $194,203     $145,861     33.1%
Operating expenses       87,685      62,893     39.4%      170,985      126,406     35.3%
                       --------     -------               --------     --------
Operating income       $ 12,728     $10,456     21.7%     $ 23,218     $ 19,455     19.3%
                       ========     ========              ========     ========

Direct marketing revenues increased $27.1 million, or 36.9%, in the second quarter of 1997 when compared to 1996. Response management/teleservices, database marketing, and marketing services all experienced significant revenue growth. Response management/teleservices revenues increased due to new customer gains, particularly in the high technology industry; increased business with existing customers; and, to a lesser extent, two acquisitions in May and August 1996. The Company acquired Inquiry Handling Service, a Los Angeles based response management company that serves the high technology and electronics industries, in May and Lead Management Group, a Boston based response management, telemarketing and fulfillment company that serves the high technology industry, in August. Database marketing revenues increased primarily due to higher sales of software products; increased database processing volumes; and, to a lesser extent, the acquisition of Information for Marketing, a London based database marketing service provider. Marketing services revenues, including logistics operations, increased due to higher product sales as well as new product sales to new and existing retail industry customers. Lastly, revenues increased due to the November 1996 acquisition of Marketing Communications Inc., a Kansas City based integrated database marketing company that serves the pharmaceutical industry and others.

Operating expenses increased $24.8 million, or 39.4%, in the second quarter of 1997 when compared to 1996. Payroll costs increased $12.0 million due to expanded hiring to support revenue growth. Also contributing to increased operating expenses were additional production costs of $9.1 million due to increased volumes. Depreciation expense increased $0.8 million due to higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above.

Direct marketing revenues increased $48.3 million, or 33.1%, in the first six months of 1997 as compared to the comparable 1996 period. Response management/teleservices, database marketing, and logistics operations experienced significant revenue growth. Overall, revenue growth resulted from increased business with both new and existing customers, particularly in services provided to the retail, high technology, financial services, healthcare, and insurance industries, and from acquisitions.

Operating expenses rose $44.6 million, or 35.3%, in the first half of 1997 when compared to the same period in 1996. Payroll costs increased $21.4 million due to expanded hiring to support revenue growth. In addition, production costs increased $16.2 million due to increased volumes. Depreciation expense increased $1.6 million due to higher levels of capital investment to support growth. The acquisitions noted above also impacted operating expense growth.

SHOPPERS

Shopper operating results were as follows:


                         THREE MONTHS ENDED                     SIX MONTHS ENDED
In thousands        JUNE 30, 1997  JUNE 30, 1996  CHANGE  JUNE 30, 1997  JUNE 30, 1996  CHANGE
------------------  -------------  -------------  ------  -------------  -------------  ------

Revenues               $50,551        $48,936       3.3%     $ 95,185      $ 91,930       3.5%
Operating expenses      41,488         41,550      (0.2)%      81,922        81,213       0.9%
                       -------        -------                -------       -------
Operating income       $ 9,063        $ 7,386      22.7%     $ 13,263      $ 10,717      23.8%
                       =======        =======                ========      ========



Shopper revenues increased $1.6 million, or 3.3%, in the second quarter of 1997 as compared to 1996. The increase was attributable to higher in-book advertising revenue as well as increased preprint insert volumes. Display advertising revenues increased due to growth in the Company's core business accounts and average volume buy per customer, as well as increased in-column display advertisements.

Operating expenses were flat in the second quarter of 1997 when compared to 1996. Payroll costs increased $0.3 million due to operating investments in sales staffing as well as increased revenue volumes. Additionally, general and administrative expense increased $0.6 million due to higher promotion costs. These expense increases were offset by decreased production and distribution costs, mainly due to lower paper costs. Paper costs decreased $1.0 million due to lower paper prices, slightly offset by higher distribution volumes.

Shopper revenues increased $3.3 million, or 3.5%, in the first six months of 1997 as compared to the first six months of 1996. The increase was attributable to higher in-book advertising revenue, primarily from display advertising, as well as increased revenue from insert products.

Year-to-date operating expenses increased $0.7 million, or 0.9%, in 1997 when compared to the same period in 1996. Payroll costs increased $1.3 million primarily due to increased revenue volumes and the impact of favorable operating income results on performance related plans. Additionally, general and administrative expense increased $1.8 million due to higher promotion costs as well as a higher provision for bad debt related to the higher revenues. These expense increases were partially offset by decreased paper costs of $2.5 million, due primarily to lower paper prices, and decreased printing and postage expenses. Offload printing costs decreased $0.3 million due to lower rates. And, postage costs decreased $0.4 million due to lower postal rates from the June 1996 postal reclassification, partially offset by increased postage costs due to expansion, internal circulation growth and increased distribution volumes.

Other Income and Expense

On May 16, 1997, the Company sold its 40 percent interest in SiteSpecific, an Internet-related company that was acquired by CKS Group, Inc. This transaction resulted in a gain of approximately $1.8 million in the second quarter of 1997. This investment gain was partially offset by reserves of $1.0 million for possible costs associated with a previous newspaper sale and the abandonment of minor equipment.

Interest Expense/Interest Income

Total interest income and expense was allocated to continuing and discontinued operations based on percentage of assets. The percentage allocated to continuing operations was approximately 58% for the first half of 1997 and 53% for the first half of 1996.

Interest income and expense for continuing operations was relatively flat in the second quarter of 1997 when compared to 1996.

Income Taxes

The Company's income tax expense for continuing operations increased $5.1 million in the second quarter of 1997 when compared to the second quarter of 1996. This increase was due to the higher income levels and the absence of the 1996 merger related costs. The effective tax rate for continuing operations was 42.4% for the second quarter of 1997 and 43.3% for the second quarter of 1996, excluding the merger costs.

Liquidity and Capital Resources

Cash provided from operating activities by continuing operations for the six months ended June 30, 1997 was $37.2 million, as compared to $8.2 million for the six months ended June 30, 1996. Net cash outflows for investing activities of continuing operations were $19.3 million as compared to outflows of $27.3 million in 1996.

Capital resources are available from and provided through the Company's unsecured credit facility. All borrowings under the revolving credit facility are to be repaid by December 31, 2001. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations and anticipated capital and debt service requirements for the foreseeable future. As of June 30, 1997, the Company had $134 million of unused borrowing capacity under its credit facility, of which $6.4 million was reserved to serve as backup for the Company's short-term borrowing facilities.

Recent Development

On July 29, 1997, the Company signed a definitive agreement with ABC, Inc., an indirect subsidiary of The Walt Disney Company, to acquire the ABC Shoppers Group. The cash transaction is valued at approximately $104 million, and the closing is subject to customary conditions.

Factors That May Affect Future Results and Financial Condition

From time to time, in both written reports and oral statements by senior management, the Company may express its expectations regarding its future performance. These "forward-looking statements" are inherently uncertain, and investors should realize that events could turn out to be other than what senior management expected. Set forth below are some key factors which could affect the Company's future performance.

Acquisitions -- In recent years the Company has made a number of acquisitions in its direct marketing business, and it expects to pursue additional acquisition opportunities in its direct marketing and shopper businesses. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions will be achieved.

Competition -- Direct marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company's direct marketing business faces competition in each of its three sectors -- response management/teleservices, database marketing and marketing services. The Company shopper, newspaper and television businesses compete for advertising as well as for readers and viewers with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers and other communications media that operate in the Company's markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and to the number of media alternatives in those markets.

Newsprint Prices -- Newsprint represents a substantial expense in the Company's shopper and newspaper operations. In recent years newsprint prices have fluctuated widely, and such fluctuations can materially affect the results of the Company's operations.

Postal Rates -- The Company's shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company's shopper business. The present standard postage rates went into effect in July 1995, and the next increase is expected in May 1998, although there can be no assurance postal rates will not increase prior to that time. Postal rates also influence the demand for the Company's direct marketing services even though the cost of mailings is borne by the Company's customers and is not directly reflected in the Company's revenues or expenses.

Economic Conditions -- Changes in national economic conditions can affect levels of advertising expenditures generally, and such changes can affect each of the Company's businesses. In addition, revenues from the Company's shopper, newspaper and television businesses are dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct marketing revenues are dependent on national and international economics.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 6, 1997. At the meeting the stockholders were requested to vote on the following:

1. To elect David L. Copeland, Dr. Peter T. Flawn and Christopher M. Harte as Class I directors for a three-year term. The result of the vote was as follows:

                                             For       Withheld
                                         ----------    ---------
      David L. Copeland                  32,615,177     128,940
      Dr. Peter T. Flawn                 32,601,772     142,345
      Christopher M. Harte               32,613,687     130,430


     The names of each director whose term of office continued are: Houston H. Harte, Larry Franklin, Edward H. Harte, Richard M. Hochhauser and James L. Johnson.

2. To approve an amendment to the Harte-Hanks Communications, Inc. 1994 Employee Stock Purchase Plan to increase the aggregate number of shares of Harte-Hanks Common Stock that may be issued under such Plan from 450,000 to 1,000,000. The result of the vote was as follows:


         For                Against            Abstentions
     ----------             -------            -----------
     32,302,650             298,758              142,709


Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits. See index to Exhibits on Page 16.

     (b)  A Form 8-K (in response to item 5 thereof) was filed dated May 22,
          1997.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           HARTE-HANKS COMMUNICATIONS, INC.



August 13, 1997                              /s/  Jacques D. Kerrest
----------------                             ---------------------------
    Date                                         Jacques D. Kerrest
                                                Senior Vice President,
                                             Finance and Chief Financial
                                                and Accounting Officer

Exhibit
 No.                     Description of Exhibit                             Page No.
-----  -------------------------------------------------------------------  --------
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

2(c) Agreement and Plan of Merger and Reorganization, dated as of May 16, 1997, by and between The E.W. Scripps
       Company and Harte-Hanks Communications, Inc. (filed as
       Exhibit 2.1 to the Company's Form 8-K dated May 22, 1997 and incorporated by reference herein).

2(d) Acquisition Agreement, dated as of May 16, 1997, by and between The E.W. Scripps Company and Harte-Hanks
       Communications, Inc. (filed as Exhibit 2.2 to the Company's
       Form 8-K dated May 22, 1997 and incorporated by reference herein).

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

Exhibit
 No.                    Description of Exhibit                                    Page No.
-----  -------------------------------------------------------------------        --------
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

10(c)  HHC Holding Inc. 1991 Stock Option Plan (filed as Exhibit
       10(i) to the Company's Form 10-K for the year ended
       December 31, 1991 and incorporated by reference herein).

10(d)  Amendment to HHC Holding Inc. 1991 Stock Option Plan (filed as
       Exhibit 10(j) to the Company's Form 10-K for the year ended December
       31, 1992 and incorporated by reference herein).

10(e) Third Amended and Restated Loan Agreement dated May 19, 1993 among the Company, The Toronto-Dominion Bank, NationsBank of Texas, N.A.,
       Fleet Bank (formerly National Westminster Bank USA), Corestates
       Bank, N.A., The Bank of Nova Scotia, CIBC, Inc. and National Bank of
       Canada; and Toronto-Dominion (Texas), Inc., as agent (filed as
       Exhibit 10(j) to the Company's 10-Q for the quarter ended June 30, 1993 and incorporated by reference herein).

10(f)  Severance Agreement between Harte-Hanks Communications, Inc.
       and Larry Franklin, dated as of July 23, 1993 (filed as Exhibit
       10(f) to the Company's Registration Statement No. 33-69202 and incorporated by reference herein).


10(g)  Form of Severance Agreement between Harte-Hanks
       Communications, Inc. and certain Executive Officers of the Company, dated as of July 23, 1993 (filed as Exhibit 10(h) to the Company's Registration Statement No. 33-69202 and incorporated by reference herein).

Exhibit
  No.                   Description of Exhibit                              Page No.
-------  -----------------------------------------------------------------  --------
10(h)    Amendment No. 2 to HHC Holding Inc. 1991 Stock Option Plan
         (filed as Exhibit 10(1) to the Company's Registration Statement
         No. 33-69202 and incorporated by reference herein).

10(i)    Harte-Hanks Communications, Inc. Pension Restoration Plan
         (filed as Exhibit 10(j) to the Company's Registration Statement
         No. 33-69202 and incorporated by reference herein).

10(j) First Amendment, dated as of November 3, 1993 to Third Amended and Restated Loan Agreement dated May 19, 1993 among the
         Company, The Toronto-Dominion Bank, NationsBank of Texas,
         N.A., Fleet Bank (formerly National Westminster Bank USA),
         The First National Bank of Boston, Bank of Hawaii, Corestates
         Bank, N.A., The Bank of Nova Scotia, CIBC, Inc., and National
         Bank of Canada; and Toronto-Dominion (Texas), Inc., as agent
         (filed as Exhibit 10(k) to the Company's Form 10-Q for the quarter ended September 30, 1993 and incorporated by reference herein).

10(k) Second Amendment to Third Amended and Restated Loan Agreement dated as of February 2, 1995 among the Company, NationsBank of Texas, N.A., Fleet Bank (formerly National Westminster Bank USA),
         The Bank of Nova Scotia, Bank of Boston, N.A. (formerly known as
         The First National Bank of Boston), Bank of Hawaii, The Bank of
         Tokyo-Mitsubishi, Ltd., Dallas Agency, Corestates Bank, N.A. and
         CIBC, Inc. and Toronto-Dominion (Texas), Inc. in its Individual
         Capacity and as Agent (filed as Exhibit 10(n) to the Company's
         Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein).

10(l)    Amendment No. 3 to Harte-Hanks Communications (formerly HHC
         Holding Inc.) 1991 Stock Option Plan (filed as Exhibit 10(o) to the
         Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).

10(m)    Harte-Hanks Communications, Inc. 1996 Incentive Compensation
         Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).

*11      Statement Regarding Computation of Net Income (Loss) Per Common
         Share.

*27      Financial Data Schedule.