Form 10-Q
period 1997-09-30
HARTE HANKS COMMUNICATIONS INC
filed 1997-11-14
CIK 45919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


               For the quarterly period ended September 30, 1997
                                              ------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from               to
                               --------------   --------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 36,505,140 shares as of October 31, 1997.

                HARTE-HANKS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               September 30, 1997


                                                                        Page
                                                                        ----
Part I.   Financial Information

   Item 1.  Interim Condensed Consolidated Financial
            Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
            September 30, 1997 and December 31, 1996                      3

            Consolidated Statements of Operations -
            Three months ended September 30, 1997 and 1996                4

            Consolidated Statements of Operations -
            Nine months ended September 30, 1997 and 1996                 5

            Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1997 and 1996                 6

            Consolidated Statement of Stockholders' Equity
                                                                          7
            Notes to Interim Condensed Consolidated Financial
            Statements                                                    8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11



Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K                    16

           (a)      Exhibits

           (b)      Reports on Form 8-K

     Signature                                                           16


Harte-Hanks Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                           September 30,   December 31,
                                                               1997           1996
                                                           -------------   ------------
Assets
 Current assets
    Cash................................................     $  14,074       $  12,017
    Accounts receivable, net............................       112,725         107,559
    Inventory...........................................        12,710          13,720
    Prepaid expenses....................................        11,560           9,445
    Current deferred income tax benefit.................         6,649           6,204
    Other current assets................................         9,313           4,202
                                                             ---------       ---------
      Total current assets..............................       167,031         153,147

  Net assets of discontinued operations.................       206,463         210,769

  Property, plant and equipment, net....................        84,308          72,195
  Goodwill, net.........................................       243,966         142,053
  Other assets..........................................         3,899           4,442
                                                             ---------       ---------
      Total assets......................................     $ 705,667       $ 582,606
                                                             =========       =========

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable....................................     $  49,267       $  40,573
    Accrued payroll and related expenses................        20,798          23,116
    Customer deposits and unearned revenue..............        22,130          19,809
    Income taxes payable................................         3,027           2,748
    Other current liabilities...........................        14,695          11,481
                                                             ---------       ---------
      Total current liabilities.........................       109,917          97,727

  Long term debt........................................       311,400         218,005
  Other long term liabilities...........................        16,157          14,182
                                                             ---------       ---------
      Total liabilities.................................       437,474         329,914
                                                             ---------       ---------

  Stockholders' equity
    Common stock, $1 par value, 125,000,000 shares
      authorized.  37,946,890 and 36,801,701 shares
      issued at September 30, 1997 and December 31,
      1996, respectively................................        37,947          36,802
    Additional paid-in capital..........................       203,815         186,677
    Retained earnings...................................        68,898          29,213
                                                             ---------       ---------
                                                               310,660         252,692
    Less treasury stock, 1,509,408 shares at cost.......       (42,467)             --
                                                             ---------       ---------
      Total stockholders' equity........................       268,193         252,692
                                                             ---------       ---------
      Total liabilities and stockholders' equity........     $ 705,667       $ 582,606
                                                             =========       =========



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                               1997           1996
                                                            ---------      ---------
Operating revenues ....................................     $ 155,061      $ 129,210
                                                            ---------      ---------
Operating expenses
  Payroll .............................................        56,648         47,004
  Production and distribution .........................        58,447         50,642
  Advertising, selling, general and administrative ....        14,268         11,286
  Depreciation ........................................         4,374          3,527
  Goodwill amortization ...............................         1,100            888
  Merger costs ........................................            --             --
                                                            ---------      ---------
                                                              134,837        113,347
                                                            ---------      ---------
Operating income ......................................        20,224         15,863
                                                            ---------      ---------
Other expenses (income)
  Interest expense ....................................         1,854          1,790
  Interest income .....................................           (12)          (103)
  Other, net ..........................................           239            (12)
                                                            ---------      ---------
                                                                2,081          1,675
                                                            ---------      ---------
Income from continuing operations before income
  tax expense .........................................        18,143         14,188
Income tax expense ....................................         7,673          6,157
                                                            ---------      ---------
Net income from continuing operations .................     $  10,470      $   8,031
Net income from discontinued operations,
  net of income taxes .................................     $   5,079      $   4,261
                                                            ---------      ---------
Net income ............................................     $  15,549      $  12,292
                                                            =========      =========

Primary:
  Earnings per common share
    Continuing Operations .............................     $    0.27      $    0.21
    Discontinued Operations ...........................     $    0.13      $    0.11
                                                            ---------      ---------
      Total ...........................................     $    0.40      $    0.32
                                                            =========      =========

  Weighted average common and common equivalent
    shares outstanding ................................        38,592         38,734
                                                            =========      =========

Fully diluted:
  Earnings per common share
    Continuing Operations .............................     $    0.27      $    0.21
    Discontinued Operations ...........................     $    0.13      $    0.11
                                                            ---------      ---------
      Total ...........................................     $    0.40      $    0.32
                                                            =========      =========


  Weighted average common and common equivalent
    share outstanding .................................        38,642         38,824
                                                            ---------      ---------




See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

--------------------------------------------------------------------------------
(Unaudited)

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                             1997            1996
                                                           ---------      ---------
Operating revenues ....................................    $ 444,449      $ 367,001
                                                           ---------      ---------
Operating expenses
  Payroll .............................................      166,469        133,661
  Production and distribution .........................      167,857        146,125
  Advertising, selling, general and administrative ....       41,921         31,961
  Depreciation ........................................       12,415          9,992
  Goodwill amortization ...............................        3,305          2,633
  Merger costs ........................................           --         12,136
                                                           ---------      ---------
                                                             391,967        336,508
                                                           ---------      ---------
Operating income ......................................       52,482         30,493
                                                           ---------      ---------
Other expenses (income)
  Interest expense ....................................        5,619          5,438
  Interest income .....................................          (62)          (681)
  Other, net ..........................................          (82)           537
                                                           ---------      ---------
                                                               5,475          5,294
                                                           ---------      ---------
Income from continuing operations before income
  tax expense .........................................       47,007         25,199
Income tax expense ....................................       19,929         12,769
                                                           ---------      ---------
Net income from continuing operations .................    $  27,078      $  12,430
Net income from discontinued operations,
  net of income taxes .................................    $  14,833      $  12,085
                                                           ---------      ---------
Net income ............................................    $  41,911      $  24,515
                                                           =========      =========
Primary:
  Earnings per common share
    Continuing Operations .............................    $    0.70      $    0.32
    Discontinued Operations ...........................    $    0.38      $    0.32
                                                           ---------      ---------
      Total ...........................................    $    1.08      $    0.64
                                                           =========      =========
  Weighted average common and common equivalent
    shares outstanding ................................       38,719         38,524
                                                           =========      =========
Fully diluted:
  Earnings per common share
    Continuing Operations .............................    $    0.70      $    0.32
    Discontinued Operations ...........................    $    0.38      $    0.31
                                                           ---------      ---------
      Total ...........................................    $    1.08      $    0.63
                                                           =========      =========
  Weighted average common and common equivalent
    share outstanding .................................       38,765         38,613
                                                           ---------      ---------




See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                            1997            1996
                                                                          ---------       ---------
Operating Activities
   Net income from continuing operations ...............................  $  27,078       $  12,430
  Add (deduct) non-cash income and expenses:
      Depreciation .....................................................     12,415           9,992
      Goodwill amortization ............................................      3,305           2,633
      Amortization of option related compensation ......................        551             525
      Deferred income taxes ............................................        634           1,305
      Other, net .......................................................        593           1,026
   Changes in operating assets and liabilities, net of acquisitions:
      Increase (decrease) in accounts receivable, net ..................         28          (4,238)
      Decrease in inventory ............................................      1,914           8,863
      Increase in prepaid expenses and other
         current assets ................................................     (5,253)         (1,971)
      Increase in accounts payable .....................................      6,347           2,215
      Decrease in other accrued expenses
         and other liabilities .........................................     (3,695)         (3,600)
      Other, net .......................................................      6,247          (1,779)
                                                                          ---------       ---------
         Net cash provided by continuing operating activities ..........     50,164          27,401
                                                                          ---------       ---------
   Discontinued operations:
      Net income .......................................................     14,833          12,085
      Adjustment to derive cash flows from operating activities ........     10,849           9,798
                                                                          ---------       ---------
         Net cash provided by discontinued operating activities ........     25,682          21,883
                                                                          ---------       ---------
      Net operating activities .........................................     75,846          49,284
                                                                          ---------       ---------

Investing Activities
   Purchases of property, plant and equipment ..........................    (21,721)        (18,107)
   Proceeds from the sale of property, plant and equipment .............      1,926             661
   Acquisitions ........................................................   (110,351)        (18,251)
                                                                          ---------       ---------
      Net cash used in investing activities of continuing
         operations ....................................................   (130,146)        (35,697)
                                                                          ---------       ---------
      Net cash used in investing activities of discontinued
         operations ....................................................     (5,833)         (3,661)
                                                                          ---------       ---------
      Net investing activities .........................................   (135,979)        (39,358)
                                                                          ---------       ---------

Financing Activities
   Long term debt borrowings ...........................................    488,000         187,000
   Payments on long term debt, including current
      maturities .......................................................   (393,365)       (203,005)
   Purchase of treasury stock ..........................................    (42,467)             --
   Issuance of common stock ............................................     12,248           5,520
   Dividends paid ......................................................     (2,226)         (1,618)
                                                                          ---------       ---------
      Net cash provided by (used in) financing activities ..............     62,190         (12,103)
                                                                          ---------       ---------

   Net increase(decrease)in cash .......................................      2,057          (2,177)

   Cash at beginning of year ...........................................     12,017          18,102
                                                                          ---------       ---------
Cash at end of period ..................................................  $  14,074       $  15,925
                                                                          =========       =========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks Communications, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
--------------------------------------------------------------------------------
(Unaudited)

                                                                           Retained
                                                             Additional    Earnings                      Total
                                                  Common       Paid-In   (Accumulated    Treasury     Stockholders'
In thousands                                       Stock       Capital      Deficit)       Stock         Equity
------------------------------------              ------     ----------  ------------    ---------    -------------

Balance at January 1, 1996 ..................    $  36,044    $ 174,870    $  (9,058)    $      --     $ 201,856
Common stock issued-employee benefit
     plans ..................................           87        1,656           --            --         1,743
Exercise of stock options ...................          404        4,101           --            --         4,505
Tax benefit of options exercised ............           --        1,080           --            --         1,080
Dividends paid ($ 0.05 per share) ...........           --           --       (1,618)           --        (1,618)
Net income ..................................           --           --       24,515            --        24,515
Stock issued in conjunction with
     acquisition earnout ....................           58        1,201           --            --         1,259
                                                 ---------    ---------    ---------     ---------     ---------
Balance at September 30, 1996 ...............    $  36,593    $ 182,908    $  13,839     $      --     $ 233,340
                                                 =========    =========    =========     =========     =========




Balance at January 1, 1997 ..................    $  36,802    $ 186,677    $  29,213     $      --     $ 252,692
Common stock issued-employee
     benefit plans...........................           73        2,625           --            --         2,698
Exercise of stock options ...................        1,072        8,625           --            --         9,697
Tax benefit of options exercised ............           --        5,888           --            --         5,888
Dividends paid ($ 0.06 per share) ...........           --           --       (2,226)           --        (2,226)
Net income ..................................           --           --       41,911            --        41,911
Treasury stock purchase .....................           --           --           --       (42,697)      (42,467)
                                                 ---------    ---------    ---------     ---------     ---------
Balance at September 30, 1997 ...............    $  37,947    $ 203,815    $  68,898     $ (42,467)    $ 268,193
                                                 =========    =========    =========     =========     =========




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

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - DISCONTINUED NEWSPAPER AND TELEVISION OPERATIONS

On May 16, 1997, the Company entered into a definitive agreement to sell to the E.W. Scripps Company (NYSE: SSP) its newspaper operations, KENS-TV, the CBS affiliate in San Antonio and KENS-AM for a cash price of $775 million plus approximately $15 million for estimated working capital. The closing occurred on October 15, 1997.

Because the newspaper and television operations represent entire business segments that were divested on October 15, 1997, their results are reported as "discontinued operations" for all periods presented.

Summarized operating results for the combined newspaper and television discontinued operations are as follows:

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
In thousands                              SEPT. 30, 1997   SEPT. 30, 1996      SEPT. 30, 1997  SEPT. 30, 1996
------------                              --------------   --------------      --------------  --------------
Revenues                                    $ 38,776         $ 37,038              $114,806       $109,774
Income before income tax expense               9,154            7,885                26,879         22,167
Income tax expense                             4,075            3,624                12,046         10,082
                                             -------         --------              --------       --------
Income from discontinued operations         $  5,079         $  4,261              $ 14,833       $ 12,085
                                            ========         ========              ========       ========


Summarized balance sheet data for the combined newspaper and television discontinued operations are as follows:


In thousands                              SEPT. 30, 1997   DECEMBER 31, 1996
------------                              --------------   -----------------
Property, plant and equipment                $ 41,188          $ 40,713
Goodwill and other intangibles                172,446           177,236
Other assets                                    2,727             2,497
Deferred income tax liabilities                 8,208             8,154
Other liabilities                               1,690             1,523
                                             --------          --------
Net assets of discontinued operations        $206,463          $210,769
                                             ========          ========


The major components of cash flows for the combined newspaper and television discontinued operations are as follows:

                                                                    NINE MONTHS ENDED
In thousands                                             SEPT. 30, 1997            SEPT. 30, 1996
------------                                             --------------            --------------
Net income from discontinued operations                     $ 14,833                   $ 12,085
Depreciation and goodwill amortization                         8,589                      8,509
Film amortization                                              1,306                        919
Other, net                                                       954                        370
                                                            --------                   --------
Net cash provided by discontinued operations                  25,682                     21,883
                                                            ========                   ========

Purchases of property, plant and equipment                    (4,371)                    (2,546)
Payments on film contracts                                    (1,481)                    (1,115)
Other, net                                                        19                         --
                                                            --------                   --------
Net cash used in investing activities of
  discontinued operations                                   $ (5,833)                  $ (3,661)
                                                            ========                   ========


NOTE C - ACQUISITIONS

Effective September 24, 1997, the Company completed the previously announced acquisition of the ABC Shoppers Group from ABC, Inc., an indirect subsidiary of The Walt Disney Company for approximately $104 million. Tentative allocation of the purchase price has been made to the assets and liabilities acquired using both the determined values and preliminary estimates, for those values that have not been determined, as of September 30, 1997.

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


     THREE MONTHS ENDED
     MARCH 31, 1996


In thousands                   HARTE-HANKS        DIMARK        ADJUSTMENTS       COMBINED
------------                   -----------        ------        -----------       --------
Revenues from
    continuing operations        $ 89,794        $ 27,377        $ (1,665)        $115,506
Net Income from
    continuing operations           3,066           1,932              --            4,998


     Adjustments consist of elimination of DiMark's postage costs from revenues and cost of sales to conform to Harte-Hanks' accounting classification.

NOTE D - INCOME TAXES

The Company's quarterly income tax provision of $7.7 million for continuing operations was calculated using an effective income tax rate of 42.3%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ended December 31, 1997. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

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

Operating results from continuing operations -- direct marketing and shoppers -- were as follows:

                             THREE MONTHS ENDED                       NINE MONTHS ENDED
In thousands           SEPT. 30, 1997  SEPT. 30, 1996   CHANGE  SEPT. 30, 1997 SEPT. 30, 1996    CHANGE
------------           --------------  --------------   ------  -------------- --------------    ------
Revenues                    $155,061      $129,210        20.0%    $444,449      $367,001        21.1%
Operating expenses           134,837       113,347        19.0%     391,967       324,372        20.8%
                            --------      --------                 --------      --------
Operating income            $ 20,224      $ 15,863        27.5%    $ 52,482      $ 42,629        23.1%
                            ========      ========                 ========      ========

Net income                  $ 10,470      $  8,031        30.4%    $ 26,638      $ 21,137        26.0%
                            ========      ========                 ========      ========

Fully diluted earnings
   per share                $   0.27      $   0.21        28.6%    $   0.69      $   0.55        25.5%
                            ========      ========                 ========      ========


(The results above exclude the second quarter 1997 one-time investment gain -- discussed under "Other Income and Expense" -- and the second quarter 1996 one-time merger costs -- discussed in Note C of the Notes to Interim Condensed Consolidated Financial Statements included herein. Including these items, net income for first nine months of 1997 was $27.1 million, or 70 cents per share, compared to $12.4 million, or 32 cents per share, for the nine months ended September 30, 1996.)

Consolidated revenues from continuing operations grew 20.0% to $155 million and operating income grew 27.5% to $20.2 million in the third quarter of 1997 when compared to the third quarter of 1996. The Company's overall growth resulted from increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1996 increased 19.0% to $134.8 million.

Net income from continuing operations grew 30.4% to $10.5 million, or 27 cents per share, compared to 21 cents per share on a fully diluted basis.


DIRECT MARKETING

Direct marketing operating results were as follows:

                          THREE MONTHS ENDED                      NINE MONTHS ENDED
In thousands        SEPT. 30, 1997  SEPT. 30, 1996   CHANGE SEPT. 30, 1997 SEPT. 30, 1996   CHANGE
------------        --------------  --------------   ------ -------------- --------------   ------
Revenues                $105,114      $ 81,758        28.6%    $299,317      $227,619        31.5%
Operating expenses        91,446        71,077        28.7%     262,431       197,483        32.9%
                        --------      --------                 --------      --------
Operating income        $ 13,668      $ 10,681        28.0%    $ 36,886      $ 30,136        22.4%
                        ========      ========                 ========      ========



Direct marketing revenues increased $23.4 million, or 28.6%, in the third quarter of 1997 when compared to 1996. Response management/teleservices, database marketing, and marketing services all experienced significant revenue growth. Response management/teleservices revenues increased due to new customer gains, particularly in the high technology industry and increased business with existing customers particularly in the high technology and non-banking finance industries. Database marketing revenues increased primarily due to higher data processing volumes, higher sales of data append services, increased database construction and, to a lesser extent, the acquisition of Information for Marketing, a London based database marketing service provider. Marketing services revenues, including logistics operations, increased due to higher product sales as well as new product sales to new and existing retail industry customers. Lastly, revenues increased due to the November 1996 acquisition of Marketing Communications Inc., a Kansas City based integrated database marketing company that serves the pharmaceutical industry and others.

Operating expenses increased $20.4 million, or 28.7%, in the third quarter of 1997 when compared to 1996. Payroll costs increased $9.6 million due to expanded hiring to support revenue growth. Also contributing to increased operating expenses were additional production costs of $7.5 million due to increased volumes. General and administrative expense increased $2.0 million due primarily to the increased provision for bad debt related to the increased revenues. Depreciation expense increased $1.1 million due to higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above.

Direct marketing revenues increased $71.7 million, or 31.5%, in the first nine months of 1997 as compared to the comparable 1996 period. Database marketing, response management/teleservices, and logistics operations experienced significant revenue growth. Overall, revenue growth resulted from increased business with both new and existing customers, particularly in services provided to the retail, financial services, high technology, insurance, and health care industries, and from acquisitions.

Operating expenses rose $65.0 million, or 32.9%, in the first nine months of 1997 when compared to the same period in 1996. Payroll costs increased $31.0 million due to expanded hiring to support revenue growth. In addition, production costs increased $23.7 million due to increased volumes. General and administrative costs increased $6.9 million primarily due to increased employee expense, the increased provision for bad debt related to the increased revenues and to increased business services expense. Depreciation expense increased $2.7 million due to higher levels of capital investment to support growth. The acquisitions noted above also impacted operating expense growth.

SHOPPERS

Shopper operating results were as follows:

                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
In thousands               SEPT. 30, 1997    SEPT. 30, 1996     CHANGE   SEPT. 30, 1997    SEPT. 30, 1996     CHANGE
------------               --------------    --------------     ------   --------------    --------------     ------
Revenues                       $ 49,947           $ 47,452        5.3%       $145,132           $139,382        4.1%
Operating expenses               41,568             40,537        2.5%        123,490            121,750        1.4%
                               --------           --------                   --------           --------
Operating income               $  8,379           $  6,915       21.2%       $ 21,642           $ 17,632       22.7%
                               ========           ========                   ========           ========



Shopper revenues increased $2.5 million, or 5.3%, in the third quarter of 1997 as compared to 1996. The increase was attributable to increased distribution product revenues and higher in-book advertising revenue. Distribution product revenues increased due to higher volumes in four color glossy print and deliver products and preprinted inserts. In-book advertising revenues increased primarily due to growth in employment advertisements.

Operating expenses increased $1.0 million, or 2.5% in the third quarter of 1997 when compared to 1996. Payroll costs were flat for the period as compared to 1996. General and administrative expense increased $1.0 million due to higher promotion and bad debt expense. Production and distribution costs were flat, due primarily to increased postage and printing expenses offset by decreased paper costs. Postage expense increased $0.6 million while printing expense increased $0.4 million, due both primarily to increased volumes. Paper costs decreased $0.8 million due to lower paper prices, slightly offset by higher distribution volumes.

Shopper revenues increased $5.8 million, or 4.1%, in the first nine months of 1997 as compared to the first nine months of 1996. The increase was attributable to higher in-book advertising revenue, primarily from display advertising, as well as increased revenue from distribution products, including four color glossy print and deliver products and preprinted inserts.

Year-to-date operating expenses increased $1.7 million, or 1.4%, in 1997 when compared to the same period in 1996. Payroll costs increased $1.2 million primarily due to increased revenue volumes. Additionally, general and administrative expense increased $2.7 million due to higher promotion costs of $1.4 million, higher provision for bad debt of $0.6 million, as well as higher business services costs of $0.4 million. These expense increases were partially offset by a $2.1 million decrease in production and distribution expense. This decrease in production and distribution expense was due primarily to paper rate savings of $3.4 million and a one-time sales tax refund that were partially offset by increased temporary labor of $0.8 million and increased postage costs of $0.3 million caused by higher revenue volumes.

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

Interest Expense/Interest Income

Total interest income and expense was allocated to continuing and discontinued operations based on percentage of assets. The percentage allocated to continuing operations was approximately 58% for the first nine months of 1997 and 54% for the first nine months of 1996.

Interest income and expense for continuing operations in the third quarter of 1997 was comparable to that of the third quarter of 1996.

Income Taxes

The Company's income tax expense for continuing operations increased $1.5 million in the third quarter of 1997 when compared to the third quarter of 1996. This increase was due primarily to the higher income levels. The effective tax rate for continuing operations was 42.3% for the third quarter of 1997 and 43.4% for the third quarter of 1996. The Company's income tax expense for the first nine months of 1997 increased $7.2 million when compared to 1996. This increase is attributable to the higher income levels as well as the absence of the 1996 merger related costs.

Liquidity and Capital Resources

Cash provided from operating activities by continuing operations for the nine months ended September 30, 1997 was $50.2 million, as compared to $27.4 million for the nine months ended September 30, 1996. Net cash outflows for investing activities of continuing operations were $130.1 million as compared to outflows of $35.7 million in 1996. This increase in cash outflows for investing activities is attributable to the Company's purchase of the ABC Shoppers Group discussed below under "Acquisition" and in Note C of the Notes to Interim Condensed Consolidated Financial Statements included herein.

Capital resources were available from and provided through the Company's unsecured credit facility through October 15, 1997. All borrowings under the revolving credit facility were to be repaid by December 31, 2001. However, these outstanding borrowings, $311.4 million at September 30, 1997, were retired on October 15, 1997. This retirement was funded primarily through the proceeds received from the sale of the Company's newspaper and television operations as described in Note B of the Notes to Interim Condensed Consolidated Financial Statements included herein.

Management believes that the proceeds from the Company's sale of newspaper and television operations remaining after the retirement of debt and the payment of income taxes related to the sale, together with cash provided from operating activities, will be sufficient to fund operations and anticipated capital service needs for the foreseeable future.

Acquisition

On September 24, 1997, the Company completed the previously announced acquisition of the ABC Shoppers Group from ABC, Inc., an indirect subsidiary of The Walt Disney Company for approximately $104 million.

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

Competition -- Direct marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company's direct marketing business faces competition in each of its three sectors -- response management/teleservices, database marketing and marketing services. The Company shopper business competes for advertising as well as for readers with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers and other communications media that operate in the Company's markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and to the number of media alternatives in those markets.

Newsprint Prices -- Newsprint represents a substantial expense in the Company's shopper operations. In recent years newsprint prices have fluctuated widely, and such fluctuations can materially affect the results of the Company's operations.

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

Economic Conditions -- Changes in national economic conditions can affect levels of advertising expenditures generally, and such changes can affect each of the Company's businesses. In addition, revenues from the Company's shopper business is dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct marketing revenues are dependent on national and international economics.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. See index to Exhibits on Page 17.

     (b) No Form 8-K has been filed during the three months ended September 30, 1997.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                             HARTE-HANKS COMMUNICATIONS, INC.





November 13, 1997                             /s/  Jacques D. Kerrest
-----------------                         --------------------------------------
      Date                                         Jacques D. Kerrest
                                            Senior Vice President, Finance and
                                          Chief Financial and Accounting Officer


Exhibit
  No.                              Description of Exhibit                                      Page No.
-------         ---------------------------------------------------------------                --------
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

*2(e)           Stock Purchase Agreement dated as of July 26, 1997 between
                ABC, Inc. and Harte-Hanks Communications, Inc.                                 19

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

 10(a)          1984 Stock Option Plan (filed as Exhibit 10(d) to the Company's
                Form 10-K for the year ended December 31, 1984 and incorporated herein by reference).



Exhibit
  No.                              Description of Exhibit                                      Page No.
-------         -------------------------------------------------------------                  --------

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

 10(e)          Severance Agreement between Harte-Hanks Communications, Inc.
                and Larry Franklin, dated as of July 23, 1993 (filed as Exhibit
                10(f) to the Company's Registration Statement No. 33-69202 and incorporated by reference herein).

 10(f)          Form of Severance Agreement between Harte-Hanks
                Communications, Inc. and certain Executive Officers of the Company, dated as of July 23, 1993 (filed as Exhibit 10(h) to the Company's Registration Statement No. 33-69202 and incorporated by reference herein).

 10(g)          Amendment No. 2 to HHC Holding Inc. 1991 Stock Option Plan
                (filed as Exhibit 10(1) to the Company's Registration Statement
                No. 33-69202 and incorporated by reference herein).

 10(h)          Harte-Hanks Communications, Inc. Pension Restoration Plan
                (filed as Exhibit 10(j) to the Company's Registration Statement
                No. 33-69202 and incorporated by reference herein).

 10(i)          Amendment No. 3 to Harte-Hanks Communications (formerly HHC
                Holding Inc.) 1991 Stock Option Plan (filed as Exhibit 10(o) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).

 10(j)          Harte-Hanks Communications, Inc. 1996 Incentive Compensation
                Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).

*11             Statement Regarding Computation of Net Income (Loss) Per Common
                Share.                                                                            55

*21             Subsidiaries of the Company.                                                      56

*27             Financial Data Schedule.                                                          57




-----------
* Filed herewith