Form 10-K405
period 1997-12-31
HARTE HANKS COMMUNICATIONS INC
filed 1998-03-27
CIK 45919

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K
(MARK ONE)
[X]
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM_________________ TO________________
                          COMMISSION FILE NUMBER 1-7120

                                -----------------
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE -- 210-829-9000
                                -----------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                      NAME OF EACH
   TITLE OF EACH CLASS                      EXCHANGE ON WHICH REGISTERED
   -------------------                      ----------------------------
     Common Stock                              New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                                -----------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No.
                                                ------    ------

         Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    X
                                               -----

         Aggregate market value of the Company's voting stock held by non-affiliates on March 16, 1998, based on the $22.06 per share closing price for the Company's Common Stock on the New York Stock Exchange on such date: approximately $1,077,000,000.

SHARES OUTSTANDING AT MARCH 16, 1998:
    Common Stock -- 73,589,784 shares

DOCUMENTS INCORPORATED BY REFERENCE:
         The Company's Annual Report to Stockholders for the year ended December 31, 1997 (incorporated in Part II to the extent provided in Items 5, 6, 7 and 8 hereof).

         Definitive Proxy Statement for the Company's May 5, 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11 and 12 hereof).


================================================================================

                        Harte-Hanks Communications, Inc.
                                Table of Contents
                                Form 10-K Report
                                December 31, 1997


Part I                                                                                  Page
------                                                                                  ----
      Item 1.              Business                                                       3

      Item 2.              Properties                                                     3

      Item 3.              Legal Proceedings                                             10

      Item 4.              Submission of Matters to a Vote of Security Holders           10


Part II
-------
      Item 5.              Market for Registrant's Common Equity and Related
                           Stockholder Matters                                           10

      Item 6.              Selected Financial Data                                       10

      Item 7.              Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           10

      Item 7A.             Quantitative and Qualitative Disclosures About
                           Market Risk                                                   10

      Item 8.              Financial Statements and Supplementary Data                   10

      Item 9.              Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                           10

Part III
--------
      Item 10.             Directors and Executive Officers of the Registrant            11

      Item 11.             Executive Compensation                                        11

      Item 12.             Security Ownership of Certain Beneficial Owners and
                           Management                                                    11

      Item 13.             Certain Relationships and Related Transactions                11


Part IV
-------
      Item 14.             Exhibits, Financial Statement Schedules and Reports on
                           Form 8-K.                                                     11

Signatures                                                                               16

ITEM 1.  BUSINESS AND ITEM 2.       PROPERTIES

INTRODUCTION

         Harte-Hanks is a highly focused targeted media company with continuing operations in two principal businesses - direct marketing and shoppers - as a result of the sale of the Company's newspaper and television operations on October 15, 1997. (See Note N of "Notes to Consolidated Financial Statements.") Since the newspaper and television operations represented entire business segments, their results are reported as "discontinued operations" for all periods presented. Results of the remaining business segments are reported as "continuing operations."

         The Company's shopper business operates in local markets throughout the United States, while its direct marketing business operates both nationally and internationally. The Company believes that marketing is undergoing a transition from traditional mass media marketing to targeted marketing, or to one-to-one customer relationships. The transition is being driven by the increasing sophistication and efficiency of computer technology and a growing need among marketers to customize the product and service choices they offer to individuals. Direct marketing, which represents 66.7% of the Company's revenue, is leading the movement toward highly targeted and relationship marketing. The Company's shopper business applies many of the same targeting principles as direct marketing. Harte-Hanks' strategy is based on five key elements: being a market leader in each of its businesses; increasing revenues through growing its base businesses, introducing new products, entering new markets and making acquisitions; using technology to create competitive advantage; employing people who can partner effectively with its clients; and creating shareholder value. Company revenues from continuing operations totaled $638.3 million in 1997.

         Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920's by Houston Harte and Bernard Hanks. In 1972, the Company went public and was listed on the New York Stock Exchange. The Company went private in a leveraged buyout initiated by management in 1984. In 1993, the Company again went public and listed its common stock on the NYSE.

         See Note P of "Notes to Consolidated Financial Statements" for certain financial information by business segment.

DIRECT MARKETING

GENERAL

         Harte-Hanks operates a national and international direct marketing business offering a broad range of specialized, coordinated and integrated services. The Company utilizes advanced technologies to enable its customers to identify, reach, influence and nurture specific consumers or businesses. The Company believes that developments in computer technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct marketing services. Harte-Hanks' direct marketing customers include many of America's largest retailers, banks, mutual funds companies, pharmaceutical companies, healthcare organizations, insurance companies and high technology firms, along with a growing number of customers in such emerging markets as telecommunications, automotive, utilities and travel. Its client base is both domestic and international. In 1997, Harte-Hanks Direct Marketing had revenues of $425.5 million, which accounted for 66.7% of the Company's revenues.

         In 1997, Harte-Hanks' direct marketing business segment made three acquisitions. In the database marketing sector, Harte-Hanks made two acquisitions that strengthened its international services and expanded its technology base. Information for Marketing (IFM), a leading database marketer in the United Kingdom, was acquired in January, expanding the company's overall database production capacity, especially for European clients. Mercantile Software Systems, Inc., a New Jersey-based provider of open architecture software and systems integration solutions for direct marketing and other applications, was acquired in November 1997. Mercantile's open architecture and the speed of its IRE product will be integrated with the many powerful tools of P/CIS(R).

         Harte-Hanks continued to expand its international capabilities and presence in the fast growing response management/teleservices business through the acquisition of TeleSupport Services (TSS), and by entering into a strategic alliance with the WP Group. TSS is a Pan-European provider of response management services to the high technology industry in Europe and has worked with Harte-Hanks Response Management since 1991.

         Harte-Hanks Direct Marketing offers a complete range of specialized, coordinated and integrated direct marketing services from a single source. These services are organized into three broad sectors - database marketing, marketing services and response management/teleservices.

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

         In most cases, these databases are delivered for use on clients' personal computers, networks or workstations, where the Company's P/CIS(R) software applications help clients predict the likely results of marketing promotions and track recipients' buying behavior. Relational databases are built for clients from a range of facilities, each specializing in specific market segments. These are moved to the client's site or maintained at Harte-Hanks with on-line access to client locations. In addition to building a client's database and installing the software, Harte-Hanks Direct Marketing performs regular database updates and offers its stand-alone software module Trillium(R) for clients who want to integrate this capability into their data warehouse.

         In addition, the Company operates as a service bureau for clients who need it, preparing list selections, maximizing deliverability and reducing clients' mailing costs through sophisticated postal coding, hygiene and address updates through a non-exclusive National Change of Address license with the U.S. Postal Service.

         Harte-Hanks moved its service bureau operation in Baltimore, Maryland into a new facility in nearby Glen Burnie to accommodate growth. The new offices double the space available for the operation, which performs a wide range of database and data processing services, primarily for the retail and financial services industries. Recently introduced services include Phone-Bank-Plus, featuring national telephone number append capabilities.

         Database services are marketed to specific industries or markets with software modifications tailored to each industry or market. Having established the basic technological foundation, the Company is able to provide database services to new industries and markets by modifying its existing technology. The Company currently provides database services to all of its primary markets in addition to a range of emerging markets where a specialized group has been formed to support the commitment to expand market coverage.

         As a further extension of the client's marketing arm, Harte-Hanks provides marketing research and analytics services. Specific capabilities include tracking and reporting, media analysis, modeling, database profiling, primary data collection, marketing applications, consulting and program development.

         From the data and the analysis come the translation into marketing programs. Increasingly our clients seek an execution approach as part of the data-based offerings. These are accomplished from our database agencies which create the plan to manage direct marketing communication efforts. These efforts, which have a base in the health care/insurance and telecommunication businesses, are being expanded to include new core and emerging markets.

         The Company also provides database services internationally through offices in Australia, Brazil, London and Toronto.

Marketing Services

         Harte-Hanks provides a variety of services to help clients develop and execute targeted marketing communication programs. These include such upfront services as creative, along with back-end services such as printing and graphics, personalization of communication pieces using laser and inkjet printing, target mail and fulfillment, and transportation logistics.

         The Company's mail tracking capability and long-standing relationships with the U.S. Postal Service help ensure that customer mailings reach their destinations on time. And, by controlling the final stage of the print distribution process through its logistics operations, the Company facilitates the delivery of its clients' materials while holding costs to a minimum.

         The Dallas marketing services operation was relocated to a larger 55,000-square-foot facility to accommodate its growth. In other developments, the Company implemented new routing software in its logistics business, beta tested a new release of its internal Order Management System and converted to a networked inkjet production system to enhance quality and reduce costs. It also initiated a number of productivity improvement measures in its newly acquired operations.

         Depending upon the needs of our clients, these capabilities are provided in a specialized, coordinated and integrated approach through eleven primary facilities nationwide.

Response Management

         Harte-Hanks Response Management manages the inquiries clients receive from their marketing efforts, whether it is from 1-800 numbers, trade shows, fax programs or World Wide Web sites. These leads are qualified, tracked and distributed both to the appropriate sales channels as well as to client management for analysis and decision making. Many of these leads are processed and distributed over the Internet, accounting for more than 3.3 million transactions in 1997. In addition to qualifying and distributing sales leads, the Internet is being used to register attendees for seminars and training events and to manage open-ended electronic mail responses traditionally handled by phone.

         Using proprietary software, the Company also builds contact databases for its clients using the information gained from these response management activities. These databases help clients measure the return on their marketing communications and make more informed decisions about future marketing efforts.

         The Company's response management business continued on its rapid expansion path with the opening of a new call center in Langhorne, Pennsylvania in May. Focused on serving the healthcare industry, the new facility has current capacity for 105 seats and provides both inbound and outbound teleservices, including inquiry management, lead generation and seminar management. Meanwhile, the Company's Southern California response management operation completed its move to a new 135,000-square-foot fulfillment/distribution facility in Valencia in late July. The new facility includes 100 call center stations initially, with significant capacity for expansion.

         The Company provides response management services at its Austin, Los Angeles, Framingham, Massachusetts, Brockton, Massachusetts and Langhorne facilities. These centers have some industry specialization and are linked together to support certain clients which have volume spikes or high growth needs.

Sales and Marketing

         Harte-Hanks' national direct marketing sales forces are headquartered in Cincinnati, Ohio, with additional offices maintained throughout the United States and in Toronto, London, Sao Paulo, Brazil, Melbourne, Australia and Hasselt, Belgium. The overall sales focus is to position Harte-Hanks as a single-source solution for a client's targeted marketing needs. The sales forces emphasize cross-selling the range of direct marketing services and are supported by employees in each sector.

         The Company generally charges transaction-related fees each time it provides direct marketing services. For certain database projects, it charges a one-time, negotiated fee to build a database, plus an additional fee each time the database is updated. There are often start-up fees associated with response management and planning fees for many of the data-based solutions.

Facilities

         Direct marketing services are provided at the following facilities:

DATABASE MARKETING                         MARKETING SERVICES (CONTINUED)
Baltimore, Maryland                        Westville, New Jersey
Billerica, Massachusetts
Heathrow, Florida                          RESPONSE MANAGEMENT/TELESERVICES
Kansas City, Kansas                        Austin, Texas
Langhorne, Pennsylvania                    Brockton, Massachusetts
New York, New York                         Cherry Hill, New Jersey
Piscataway, New Jersey                     Clearwater, Florida
River Edge, New Jersey                     Framingham, Massachusetts
                                           Langhorne, Pennsylvania
MARKETING SERVICES                         Los Angeles, California
Baltimore, Maryland
Cincinnati, Ohio                           NATIONAL SALES HEADQUARTERS
Dallas/Fort Worth, Texas                   Cincinnati, Ohio
Deerfield Beach, Florida
Forty Fort, Pennsylvania                   INTERNATIONAL OFFICES
Fullerton, California                      Hasselt, Belgium
Jacksonville, Florida                      London, England
Kansas City, Kansas                        Melbourne, Australia
New York, New York                         Sao Paulo, Brazil
South Belmar, New Jersey                   Toronto, Canada

Competition

         Harte-Hanks' direct marketing business faces competition from other direct marketing companies in each sector, as well as from print and electronic media and other forms of advertising. Harte-Hanks believes that its state-of-the-art database and response management/teleservices capabilities, combined with its national production capability, industry focus and ability to offer a full range of integrated services, enable the Company to compete effectively.

SHOPPERS

GENERAL

         Harte-Hanks is the largest publisher of advertising shoppers in North America based on weekly circulation and revenues, and the only national media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications primarily delivered free by third-class mail to all households in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.

         As of December 31, 1997, shoppers reached over 9.3 million households in five markets each week -- Southern California, Northern California, South Florida, Dallas/Fort Worth, and Wichita, Kansas/Springfield, Missouri. The Company's Southern California publications account for 62% of these households.

         Harte-Hanks publishes 770 individual shopper editions each week distributed to zones of approximately 12,000 households each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. The Company believes that its zoning capabilities and production technologies have enabled it to saturate and target geographic areas allowing its advertisers to effectively target their customers. The Company's strategy is to increase its share of local advertising in its existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas and make selective acquisitions. In 1997, Harte-Hanks Shoppers had revenues of $213 million, accounting for approximately 33.3% of the Company's revenue from continuing operations.

         During the period 1992 through 1996, 1.1 million households were added to the Company's shopper circulation through internal expansion, primarily in Southern California, South Florida and Northern California. Throughout 1997, Harte-Hanks added another 138,000 contiguous households to its circulation through internal expansion in its Southern and Northern California markets and in its Miami, Florida market. The Company believes that expansions provide increased revenues and operating income as the publications in these new areas mature.

         In addition to internal expansion, Harte-Hanks Shoppers added 2.4 million households to its circulation through the acquisition of the ABC Shoppers Group from an indirect subsidiary of The Walt Disney Company. With the addition of over 2.0 million weekly circulation from this acquisition, primarily in the San Diego and Sacramento markets, the Company now reaches over 7.3 million households in California, or 65% of the state's total. The acquisition also added 0.3 million weekly circulation in the Wichita, Kansas/Springfield, Missouri markets.

Publications

         Harte-Hanks Shoppers are published in Southern California, Northern California, South Florida, Dallas/Fort Worth and Wichita, Kansas/Springfield, Missouri.

         The following table sets forth certain information with respect to shopper publications:


                                                                  December 31, 1997
                                                               ---------------------------
                                                                                 Number of
Market                         Publication Name                Circulation         Zones
------                         ----------------                -----------         -----
Southern California            PennySaver/South                  5,793,000          496
                               Coast Shopper/Bargain
                               Bulletin

Northern California            Potpourri/PennySaver              1,774,000          133

Miami/Ft. Lauderdale           The Flyer                         1,067,000           90

Dallas/Ft. Worth               The Shopper's Guide                 430,000           36

Wichita, Kansas/
  Springfield, Missouri        PennyPower                          290,000           15
                                                                ----------        -----


Total:                                                           9,354,000          770

         Shopper publications contain classified and display advertising and are primarily delivered to consumers' homes by third-class saturation mail. The typical shopper publication contains over 40 pages and is 7 by 9-1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; "print and deliver" single-sheet inserts designed and printed by the Company; coupon books; preprinted inserts from major retail chains; and a four-color proprietary product, MARQUEE. Harte-Hanks shopper publications also offer audiotext voice mail in a pay-per-call format.

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

Sales and Marketing

         The Company maintains local sales offices throughout its geographic markets and employs more than 650 commissioned sales representatives who develop both targeted and saturation advertising programs for customers. The sales organization provides service to both national and local advertisers through its telemarketing departments and field sales representatives. Shopper customers vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core customers continue to be local service businesses and small retailers. The Company is increasingly focusing its marketing efforts on larger national accounts by emphasizing its ability to deliver saturation advertising in defined zones in combination with advertising in the shopper publication.

         Additional focus is being placed on particular industries through the development of sales specialists. These sales specialists are being used to drive revenue growth in the automotive, real estate, employment and health care industries.

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

Facilities

         Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has seven production facilities -- three in Southern California, two in Northern California and one in each of its Florida and Texas markets -- and 32 sales offices.

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

EMPLOYEES

As of December 31, 1997, Harte-Hanks employed 5,550 full-time employees and 1,346 part-time employees, as follows: direct marketing -- 3,591 full-time and 923 part-time employees; shoppers-- 1,935 full-time and 423 part-time employees; and corporate office -- 24 full-time employees. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

FACILITIES

Harte-Hanks' executive offices are located in San Antonio, Texas and occupy approximately 17,000 square feet in leased premises. The Company's business is conducted in facilities nationwide containing aggregate space of approximately
2.7 million square feet. Approximately 2.6 million square feet are held under leases, which expire at dates through 2010. The balance of the properties, which are used primarily in the Company's Southern California shopper operations, are owned by the Company.

ITEM 3.           LEGAL PROCEEDINGS

The Company from time to time becomes involved in various claims and lawsuits incidental to its businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits will not have a material effect on the financial condition or operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1997 at page 32.

ITEM 6.           SELECTED FINANCIAL DATA

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1997 at page 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1997 at pages 14 through 18.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

Not applicable to the Company for this report.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference: All Consolidated Financial Statements (pages 19 through 22); all Notes to Consolidated Financial Statements (pages 23 through 30); and the Independent Auditors' Report (page 32). With the exception of the information herein expressly incorporated by reference, the Company's Annual Report to Stockholders for the year ended December 31, 1997 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.          MANAGEMENT

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 27, 1998 for the May 5, 1998 Annual Meeting of Stockholders under the caption "Management -- Directors and Executive Officers" on pages 9 and 10.

ITEM 11.          EXECUTIVE COMPENSATION

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 27, 1998 for the May 5, 1998 Annual Meeting of the Stockholders under the caption, "Executive Compensation and Other Information" on pages 11 through 15.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 27, 1998 for the May 5, 1998 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Principal Stockholders" on pages 8 and 9.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)(1) The following consolidated financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1997 attached hereto:

                  Consolidated Balance Sheets, December 31, 1997 and 1996

                  Consolidated Statements of Operations, Years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows, Years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity, Years ended December 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

(a)(2) The following accountants' report and financial schedule for years ending December 31, 1997, 1996 and 1995 are submitted herewith:

                  Independent Auditors' Report 10-K Schedule

                  Schedule II -- Valuation and Qualifying Accounts

                  All other schedules are omitted as the required information is inapplicable.

                  (a) (3) EXHIBITS

Exhibit
  No.                          Description of Exhibit                                Page No.
-------         -------------------------------------------------------------        --------
2(a)            Certificate of Ownership and Merger (filed as Exhibit 2(a) to the Company's Registration Statement No. 33-69202 and
                incorporated by reference herein).

2(b)            Agreement and Plan of Merger dated as of February 4, 1996 among
                Harte-Hanks Communications, Inc., HHD Acquisition Corp. and
                DiMark, Inc. (filed as Appendix A to the Company's Registration
                Statement No. 333-02047 and incorporated by reference herein).

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

2(e)            Stock Purchase Agreement dated as of July 26, 1997 between ABC,
                Inc. and Harte-Hanks Communications, Inc. (filed as Exhibit 2(e) to the Company's Form 10-Q for the nine months ended September
                30, 1997 and incorporated by reference herein).

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


Exhibit
  No.                             Description of Exhibit                            Page No.
-------         -------------------------------------------------------------       --------
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

*10(f)          Form of Severance Agreement between Harte-Hanks
                Communications, Inc. and certain Executive Officers of the
                Company, dated as of July 7 or December 28,1997.                      19

Exhibit
  No.                            Description of Exhibit                           Page No.
-------         --------------------------------------------------------------    --------
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

10(j)           Harte-Hanks Communications, Inc. 1996 Incentive Compensation
                Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).

*13             Annual Report to Securityholders (only those portions incorporated
                by reference into the Form 10-K are filed herewith).                  26

*21             Subsidiaries of the Company.                                          46

*23             Consent of KPMG Peat Marwick.                                         47

*27             Financial Data Schedule.                                              48

--------------------
*Filed herewith

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

14(b)             Reports on Form 8-K

                  A Form 8-K ( in response to items 5 and 7 thereof) was filed dated October 30, 1997.

14(c) Exhibits -- The response to this portion of item 14 is submitted as a separate section of this report on pages 19 to 48.

14(d) Financial Statement Schedule -- The response to this portion of Item 14 is submitted as a separate section of this report on page 18.


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


                                     HARTE-HANKS COMMUNICATIONS, INC.

                                     By:      /s/ Larry Franklin
                                        -------------------------------------
                                                  Larry Franklin
                                         President & Chief Executive Officer


                                     By:     /s/ Jacques D. Kerrest
                                        -------------------------------------
                                                 Jacques D. Kerrest
                                         Senior Vice President, Finance and
                                        Chief Financial  and Accounting Officer




Date:    March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

  /s/  Houston H. Harte                     /s/  Christopher M. Harte
--------------------------------         ---------------------------------
Houston H. Harte, Chairman               Christopher M. Harte, Director


  /s/  Larry Franklin                       /s/  James L. Johnson
--------------------------------         ---------------------------------
Larry Franklin, Director                 James L. Johnson, Director


  /s/  Richard M. Hochhauser                /s/  David L. Copeland
--------------------------------         ---------------------------------
Richard M. Hochhauser, Director          David L. Copeland, Director


  /s/  Dr. Peter T. Flawn
--------------------------------
Dr. Peter T. Flawn, Director

                   INDEPENDENT AUDITORS' REPORT 10-K SCHEDULE


The Board of Directors and Stockholders
Harte-Hanks Communications, Inc.:

Under date of January 27, 1998, we reported on the consolidated balance sheets of Harte-Hanks Communications, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/  KPMG Peat Marwick LLP






San Antonio, Texas
January 27, 1998

                Harte-Hanks Communications, Inc. and Subsidiaries

                          Financial Statement Schedule


                                  Schedule II
                        Valuation and Qualifying Accounts

                                 (in thousands)




                                                 Additions
                                     Balance at  Charged to              Balance
                                      Beginning   Costs and               at End
        Description                    of Year    Expenses  Deductions   of Year
-----------------------------        -----------  --------- ----------   --------
Allowance for doubtful accounts:

    Year ended December 31, 1997...     $1,121     $4,050     $2,336     $2,835
                                        ======     ======     ======     ======
    Year ended December 31, 1996...     $1,761     $1,457     $2,097     $1,121
                                        ======     ======     ======     ======
    Year ended December 31, 1995...     $1,956     $2,183     $2,378     $1,761
                                        ======     ======     ======     ======

                                 Exhibit Index

Exhibit
  No.                             Description of Exhibit                            Page No.
-------         -------------------------------------------------------------       --------

*10(f)          Form of Severance Agreement between Harte-Hanks
                Communications, Inc. and certain Executive Officers of the
                Company, dated as of July 7 or December 28,1997.                      19

*13             Annual Report to Securityholders (only those portions incorporated
                by reference into the Form 10-K are filed herewith).                  26

*21             Subsidiaries of the Company.                                          46

*23             Consent of KPMG Peat Marwick.                                         47

*27             Financial Data Schedule.                                              48

------------

* Filed herewith