Form 10-Q
period 1998-03-31
HARTE HANKS INC
filed 1998-05-14
CIK 45919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ----    Exchange Act of 1934

For the quarterly period ended March 31, 1998
                              ----------------


         Transition report pursuant to Section 13 or 15(d) of the Securities
 ----    Exchange Act of 1934


For the transition period from            to
                               ----------    ----------
Commission File Number 1-7120
                      --------


          HARTE-HANKS, INC. (formerly HARTE-HANKS COMMUNICATIONS, INC.)
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        74-1677284
-------------------------------                   ------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)


           200 Concord Plaza Drive, San Antonio, Texas     78216
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 73,602,428 shares as of April 30, 1998.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 March 31, 1998


                                                                                     Page
                                                                                     ----
Part I.  Financial Information

     Item 1.   Interim Condensed Consolidated Financial
               Statements (Unaudited)


                    Condensed Consolidated Balance Sheets -                           3
                    March 31, 1998 and December 31, 1997

                    Consolidated Statements of Operations -                           4
                    Three months ended March 31, 1998 and 1997

                    Consolidated Statements of Cash Flows -                           5
                    Three months ended March 31, 1998 and 1997

                    Consolidated Statements of Stockholders' Equity -                 6
                    Three months ended March 31, 1998 and 1997

                    Notes to Interim Condensed Consolidated Financial                 7
                    Statements

     Item 2.   Management's Discussion and Analysis of Financial                      9
               Condition and Results of Operations


Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                                    13

         (a)  Exhibits

         (b)  Reports on Form 8-K

     Signature                                                                       13

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
--------------------------------------------------------------------------------
(Unaudited)


                                                                       March 31,      December 31,
                                                                         1998            1997
                                                                      ----------      ----------
Assets
   Current assets
      Cash and cash equivalents .................................     $   62,677      $   83,675
      Short-term investments ....................................        168,308         388,145
      Accounts receivable, net ..................................        109,374         109,340
      Inventory .................................................          7,099           7,703
      Prepaid expenses ..........................................         10,577           8,473
      Current deferred income tax benefit .......................         12,340          12,518
      Other current assets ......................................          2,381           3,285
                                                                      ----------      ----------
         Total current assets ...................................        372,756         613,139

   Property, plant and equipment, net ...........................         87,831          89,351
   Goodwill, net ................................................        250,701         250,363
   Other assets .................................................          2,343           2,070
                                                                      ----------      ----------
         Total assets ...........................................     $  713,631      $  954,923
                                                                      ==========      ==========


Liabilities and Stockholders' Equity
   Current liabilities
      Accounts payable ..........................................     $   53,628      $   49,918
      Accrued payroll and related expenses ......................         17,372          23,097
      Customer deposits and unearned revenue ....................         20,618          17,944
      Income taxes payable ......................................         12,484         270,440
      Other current liabilities .................................          8,610           9,950
                                                                      ----------      ----------
         Total current liabilities ..............................        112,712         371,349

   Other long term liabilities ..................................         17,863          17,337
                                                                      ----------      ----------
         Total liabilities ......................................        130,575         388,686
                                                                      ----------      ----------

   Stockholders' equity
      Common stock, $1 par value, 125,000,000 shares
         authorized.  75,256,164 and 74,842,982 shares
         issued at March 31, 1998 and December 31, 1997,
         respectively ...........................................         75,256          74,843
      Additional paid-in capital ................................        180,200         177,238
      Accumulated other comprehensive income ....................           (133)           (577)
      Retained earnings .........................................        375,000         362,000
                                                                      ----------      ----------
                                                                         630,323         613,504
      Less treasury stock, 1,648,608 shares at cost .............        (47,267)        (47,267)
                                                                      ----------      ----------
         Total stockholders' equity .............................        583,056         566,237
                                                                      ----------      ----------
         Total liabilities and stockholders' equity .............     $  713,631      $  954,923
                                                                      ==========      ==========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         1998            1997
                                                                      ----------      ----------
Operating revenues ..............................................     $  177,673      $  138,424
                                                                      ----------      ----------
Operating expenses
   Payroll ......................................................         66,834          53,678
   Production and distribution ..................................         67,181          53,094
   Advertising, selling, general and administrative .............         17,241          14,110
   Depreciation .................................................          5,366           3,969
   Goodwill amortization ........................................          1,926           1,080
                                                                      ----------      ----------
                                                                         158,548         125,931
                                                                      ----------      ----------
Operating income ................................................         19,125          12,493
                                                                      ----------      ----------
Other expenses (income)
   Interest expense .............................................             70           1,911
   Interest income ..............................................         (5,615)            (43)
   Other, net ...................................................            693             245
                                                                      ----------      ----------
                                                                          (4,852)          2,113
                                                                      ----------      ----------
Income from continuing operations before income
   taxes ........................................................         23,977          10,380
Income tax expense ..............................................          9,872           4,412
                                                                      ----------      ----------
Income from continuing operations ...............................         14,105           5,968
Income from discontinued operations,
   net of income taxes ..........................................             --           4,049
                                                                      ----------      ----------
Net income ......................................................     $   14,105      $   10,017
                                                                      ==========      ==========

Basic earnings per common share:
      Continuing operations .....................................     $     0.19      $     0.08
      Discontinued operations ...................................             --            0.05
                                                                      ----------      ----------
         Basic earnings per common share ........................     $     0.19      $     0.13
                                                                      ==========      ==========

   Weighted-average common shares outstanding ...................         73,481          74,262
                                                                      ==========      ==========

Diluted earnings per common share:
      Continuing operations .....................................     $     0.18      $     0.08
      Discontinued operations ...................................             --            0.05
                                                                      ----------      ----------
         Diluted earnings per common share ......................     $     0.18      $     0.13
                                                                      ==========      ==========

   Weighted-average common and common equivalent
      shares outstanding ........................................         77,128          77,467
                                                                      ==========      ==========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   1998            1997
                                                                                ----------      ----------
Operating Activities
   Net income .............................................................     $   14,105      $   10,017
   Adjustments to reconcile net income to cash provided
      from operating activities:
      Income from discontinued operations .................................             --          (4,049)
      Depreciation ........................................................          5,366           3,969
      Goodwill amortization ...............................................          1,926           1,080
      Amortization of option related compensation .........................            216             252
      Deferred income taxes ...............................................            104           1,450
      Other, net ..........................................................           (236)            516
   Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in accounts receivable, net .....................            (34)         11,205
      Decrease in inventory ...............................................            604             662
      Increase in prepaid expenses and other
         current assets ...................................................         (1,200)         (2,164)
      Increase (decrease) in accounts payable .............................          3,710          (1,326)
      Decrease in other accrued expenses
         and other liabilities ............................................       (262,347)         (8,596)
      Other, net ..........................................................          1,012           5,940
                                                                                ----------      ----------
         Net cash (used in) provided by continuing
           operations .....................................................       (236,774)         18,956
                                                                                ----------      ----------
   Net cash provided by discontinued operating activities .................             --           9,194
                                                                                ----------      ----------
         Net cash (used in) provided by operating
           activities .....................................................       (236,774)         28,150
                                                                                ----------      ----------
Investing Activities
   Acquisitions ...........................................................         (2,275)         (5,544)
   Purchases of property, plant and equipment .............................         (4,078)         (8,599)
   Proceeds from sale of property, plant and equipment ....................            183           1,719
   Net proceeds from sale of and maturities of
      available-for-sale short-term investments ...........................        220,564              --
   Discontinued operations:
      Purchases of property, plant and equipment ..........................             --            (806)
      Proceeds from sale of property, plant and equipment .................             --              27
      Payments on film contracts ..........................................             --            (465)
                                                                                ----------      ----------
         Net cash provided by (used in) investing
           activities .....................................................        214,394         (13,668)
                                                                                ----------      ----------
Financing Activities
   Long-term borrowings ...................................................             --         131,500
   Payments on debt, including current  maturities ........................             --        (141,065)
   Issuance of common stock ...............................................          2,486           8,346
   Purchase of treasury stock .............................................             --         (13,451)
   Dividends paid .........................................................         (1,104)           (741)
                                                                                ----------      ----------
         Net cash provided by (used in) financing
           activities .....................................................          1,382         (15,411)
                                                                                ----------      ----------

   Net decrease in cash ...................................................        (20,998)           (929)
   Cash and cash equivalents at beginning of year .........................         83,675          12,017
                                                                                ----------      ----------
   Cash and cash equivalents at end of period .............................     $   62,677      $   11,088
                                                                                ==========      ==========

See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------
(Unaudited)

                                                                                                      Accumulated
                                                        Additional                                        Other          Total
                                          Common         Paid-In        Retained        Treasury      Comprehensive   Stockholders'
In thousands                              Stock          Capital        Earnings         Stock           Income          Equity
                                        ----------      ----------     ----------      ---------       ----------      ----------
Balance at January 1, 1997 ........     $   73,604      $  149,875     $   29,213      $       --      $       --      $  252,692
Common stock issued - employee
    benefit plans .................             85             927             --              --              --           1,012
Exercise of stock options .........          1,759           5,616             --              --              --           7,375
Tax benefit of options
    exercised .....................             --           5,200             --              --              --           5,200
Dividends paid ($0.01 per
    share) ........................             --              --           (741)             --              --            (741)
Net income ........................             --              --         10,017              --              --          10,017
Treasury stock repurchase .........           (500)            500             --         (13,451)             --         (13,451)
Unrealized loss on short-term
    investments (net of
    tax) ..........................             --              --             --              --              --              --
                                        ----------      ----------     ----------      ----------      ----------      ----------
Balance at March 31, 1997 .........     $   74,948      $  162,118     $   38,489       $ (13,451)     $       --      $  262,104
                                        ==========      ==========     ==========      ==========      ==========      ==========



Balance at January 1, 1998 ........     $   74,843      $  177,238     $  362,000      $  (47,267)     $     (577)     $  566,237
Common stock issued - employee
    benefit plans .................             54             878             --              --              --             932
Exercise of stock options .........            359           1,217             --              --              --           1,576
Tax benefit of options
    exercised .....................             --             867             --              --              --             867
Dividends paid ($0.015 per
    share) ........................             --              --         (1,105)             --              --          (1,105)
Net income ........................             --              --         14,105              --              --          14,105
Treasury stock repurchase .........             --              --             --              --              --              --
Unrealized loss on short-term
    investments (net of
    tax) ..........................             --              --             --              --             444             444
                                        ----------      ----------     ----------      ---------       ----------      ----------
Balance at March 31, 1998 .........     $   75,256      $  180,200     $  375,000      $  (47,627)     $     (133)     $  583,056
                                        ==========      ==========     ==========      ==========      ==========      ==========



See Notes to Interim Condensed Consolidated Financial Statements.

                       Harte-Hanks, Inc. and Subsidiaries

          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the "Company").

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - DISCONTINUED NEWSPAPER AND TELEVISION OPERATIONS

On October 15, 1997, the Company sold its newspaper operations, KENS-TV, the CBS affiliate in San Antonio, and KENS-AM radio to the E.W. Scripps Company (NYSE:
SSP) for a cash price of $775 million plus approximately $15 million for working capital.

Because the newspaper and television operations represent entire business segments that were divested, their results are reported as "discontinued operations" for January 1, 1997 through October 15, 1997.

NOTE C - INCOME TAXES

The Company's quarterly income tax provision of $9.9 million was calculated using an effective income tax rate of 41.2%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ended December 31, 1998. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

NOTE D - EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement requires the presentation of basic earnings per share (EPS) and diluted EPS for reporting periods of all public companies ending after December 15, 1997, instead of the primary and fully diluted EPS previously reported. The new standard requires the restatement of EPS for all periods presented. EPS is calculated as follows:

                                                                           Three Months Ended March 31,
In thousands, except per share amount                                           1998        1997
-------------------------------------------------------------------------------------------------------
BASIC EPS
Income from continuing operations .......................................   $   14,105     $    5,968
Income from discontinued operations .....................................           --          4,049
                                                                            ----------     ----------
Net Income ..............................................................   $   14,105     $   10,017
                                                                            ==========     ==========
Weighted-average common shares outstanding
   used in net earnings per share computations ..........................       73,481         74,262
                                                                            ==========     ==========
Basic earnings per common share:
   Continuing operations ................................................   $     0.19     $     0.08
   Discontinued operations ..............................................           --           0.05
                                                                            ----------     ----------
   Net income ...........................................................   $     0.19     $     0.13
                                                                            ==========     ==========
DILUTED EPS
Income from continuing operations .......................................   $   14,105     $    5,968
Income from discontinued operations .....................................           --          4,049
                                                                            ----------     ----------
Net Income ..............................................................   $   14,105     $   10,017
                                                                            ==========     ==========
Shares used in  net earnings per share computations .....................       77,128         77,467
                                                                            ==========     ==========
Diluted earnings per common share:
   Continuing operations ................................................   $     0.18     $     0.08
   Discontinued operations ..............................................           --           0.05
                                                                            ----------     ----------
   Net income ...........................................................   $     0.18     $     0.13
                                                                            ==========     ==========
Computation of shares used in net earnings per share computations:
Average outstanding common shares .......................................       73,481         74,262
Average common equivalent shares -
   dilutive effect of option shares .....................................        3,647          3,205
                                                                            ----------     ----------
Shares used in net earnings per share computations ......................       77,128         77,467
                                                                            ==========     ==========

NOTE E - COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income and its components in the financial statements, or in the notes to interim financial statements, for reporting periods of all public companies ending after December 15, 1997. Comprehensive income is defined as the total nonowner changes in equity, which includes net income and all revenues, expenses, gains and losses that are excluded from net income under generally accepted accounting principles, but do not result from investments by owners or distributions to owners. The Company's total comprehensive income for the first quarter of 1998 and 1997 is equal to net income for the same periods.

NOTE F - STOCKHOLDERS' EQUITY

On March 16, 1998, the Company effected a two-for-one split of its common stock in the form of a 100% stock dividend paid to holders of record on March 2, 1998. All share, per share and common stock amounts have been restated to retroactively reflect the stock split.

In May 1998, the Company amended its Certificate of Incorporation to increase its total authorized common stock to 250,000,000 shares. The financial statements do not reflect this increase in authorized shares of common stock.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

As described in Note B of the Notes to Interim Condensed Consolidated Financial Statements included herein, on October 15, 1997, the Company sold its newspaper and television operations. Therefore, the newspaper and television operations results are excluded from management's discussion and analysis of financial condition and results of operations below.

Operating results from continuing operations -- direct marketing and shoppers -- were as follows:

                                      THREE MONTHS ENDED
In thousands                     MARCH 31, 1998  MARCH 31, 1997      CHANGE
                                 --------------  --------------      ------
Revenues                           $  177,673     $  138,424           28.4%
Operating expenses                    158,548        125,931           25.9%
                                   ----------     ----------
Operating income                   $   19,125     $   12,493           53.1%
                                   ==========     ==========

Net income                         $   14,105     $    5,968          136.3%
                                   ==========     ==========

Diluted earnings
   per share                       $     0.18     $     0.08          125.0%
                                   ==========     ==========

Consolidated revenues grew 28.4% to $177.7 million and operating income grew 53.1% to $19.1 million in the first quarter of 1998 when compared to the fist quarter of 1997. The Company's overall growth resulted from increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1997 increased 25.9% to $158.5 million.

Net income grew 136.3% to $14.1 million, or 18 cents per share, compared to 8 cents per share on a diluted basis. The net income growth resulted from the growth in operating income as well as from $5.6 million interest income in the first quarter of 1998 compared to $1.9 million interest expense (allocated based upon percentage of net assets) for the same period in 1997.

DIRECT MARKETING

Direct marketing operating results were as follows:

                                           THREE MONTHS ENDED
In thousands                          MARCH 31, 1998  MARCH 31, 1997      CHANGE
                                      --------------  --------------      ------
Revenues                                $  114,427     $   93,790           22.0%
Operating expenses                         100,351         83,300           20.5%
                                        ----------     ----------
Operating income                        $   14,076     $   10,490           34.2%
                                        ==========     ==========

Direct marketing revenues increased $20.6 million, or 22.0%, in the first quarter of 1998 when compared to 1997. Database marketing, response management and marketing services all experienced significant revenue growth. Database marketing revenues increased primarily due to the growth in database processing and software sales lead by the Company's Trillium product. Database marketing revenues were also impacted by the November 1997 acquisition of Mercantile Software Systems. Response management revenues increased due to increased business with existing customers, new customer gains, the November 1997 acquisition of Tele Support Services and to a lessor extent the May 1997 opening of the Langhorne call center. Marketing services revenues, including logistics operations, increased due to increased product sales as well as new product sales to new and existing customers, primarily in the retail industry, but also coupled with growth in the banking and pharmaceutical industries.

Operating expenses increased $17.1 million, or 20.5%, in the first quarter of 1998 when compared to 1997. Payroll costs increased $7.0 million due to expanded hiring to support revenue growth. Also contributing to increased operating expenses were additional production costs of $6.0 million due to increased volumes. General and administrative expense increased $2.7 million due to increased legal expenses and to the increased provision for bad debt related to the increased revenues. Depreciation expense increased $1.1 million due to higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisition noted above.

SHOPPERS

Shopper operating results were as follows:

                                            THREE MONTHS ENDED
In thousands                          MARCH 31, 1998  MARCH 31, 1997      CHANGE
                                      --------------  --------------      ------
Revenues                                $   63,246     $   44,634           41.7%
Operating expenses                          55,939         40,434           38.4%
                                        ----------     ----------
Operating income                        $    7,307     $    4,200           74.0%
                                        ==========     ==========

Shopper revenues increased $18.6 million, or 41.7%, in the first quarter of 1998 as compared to 1997. The increase was primarily due to the September 1997 acquisition of The ABC Shopper Group, which accounted for $16.0 million of increase. Excluding the revenue contributed by the newly acquired units, revenue increased $2.6 million, or 5.8% when compared to the first quarter of 1997. This revenue increase was attributable to a favorable calendar versus prior year, to strong employment-related in-book advertising and increased distribution product revenues. Distribution product revenues increased due to higher volumes in four color glossy print and deliver products and preprinted inserts.

Operating expenses increased $15.5 million, or 38.4% in the first quarter of 1998 when compared to 1997. $14.6 million of the increase was due to the revenue growth contributed by the shopper acquisition. The remaining costs were influenced primarily by increases in newsprint and printing services of $0.7 and $0.5 million, respectively, that were partially offset by the decrease in general and administrative expense of $0.5 million. Payroll costs were flat for the period as compared to 1997.

Other Income and Expense

The Company realized a loss of approximately $0.4 million in the first quarter 1998 on the sale of equity securities that were held in its short-term investment portfolio.

Interest Expense/Interest Income

Total Company interest income and expense were allocated to continuing and discontinued operations based on percentage of net assets through October 15, 1997. The percentage allocated to continuing operations was approximately 58% for the first three months of 1997.

Interest expense decreased $1.8 million in the first quarter of 1998 over the same period in 1997 due to the extinguishment of debt with the proceeds from the October 15, 1997 sale of the Company's newspaper and television operations.

Interest income increased $5.6 million in the first quarter of 1998 over the same period in 1997 due to the short-term investment of the proceeds from the sale of newspaper and television operations, after debt extinguishment, operational fundings and income tax payments.

Income Taxes

The Company's income tax expense increased $5.5 million in the first quarter of 1998 when compared to the first quarter of 1997. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was 41.2% for the first quarter of 1998 compared to 42.5% for the first quarter of 1997.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 1998 was $236.8 million. The cash outflow from operating activities related primarily to the first quarter 1998 payment of $265.7 million in income taxes, resulting from the gain on the October 15, 1997 sale of newspaper and television operations. Net cash inflows from investing activities were $214.4 million for the first quarter of 1998. The increase of cash inflows from investing activities was primarily attributable to sales and maturities of marketable securities totaling $220.6 million, the proceeds of which were used to help fund the Company's tax payments made in the first quarter of 1998. Net cash inflows from financing activities were $1.4 million compared to outflows of $15.4 million in 1997. The increase in cash inflows from financing activities over 1997 is attributed primarily to the extinguishment of debt in October 1997.

Capital resources were available from and provided through the Company's unsecured credit facility through October 15, 1997. All borrowings under the revolving credit facility were to be repaid by December 31, 2001. However, these outstanding borrowings ($306.3 million) were retired on October 15, 1997, funded primarily through the proceeds received from the sale of the Company's newspaper and television operations as described in Note B of the Notes to Interim Condensed Consolidated Financial Statements included herein.

Management believes that the proceeds from the Company's sale of newspaper and television operations remaining after the retirement of debt and the payment of income taxes related to the sale, together with cash provided from operating activities, will be sufficient to fund operations and anticipated capital service needs for the foreseeable future.

Recent Development

On May 1, 1998, the Company sold three of its smallest shopper publications in Dallas, TX, Wichita, KS and Springfield, MO to Central States Publishing, LLC.

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

Acquisitions -- In recent years the Company has made a number of acquisitions in its direct marketing and shopper businesses, and it expects to pursue additional acquisition opportunities. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions will be achieved.

Competition -- Direct marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company's direct marketing business faces competition in each of its three sectors -- response management/teleservices, database marketing, and marketing services. The Company's shopper business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers and other communications media that operate in the Company's markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets.

Postal Rates -- The Company's shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company's shopper business. The present standard postage rates went into effect in July 1995, and the next increase is expected in 1998. Postal rates also influence the demand for the Company's direct marketing services even though the cost of mailings is borne by the Company's customers and is not directly reflected in the Company's revenues or expenses.

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

Year 2000 Issue -- The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The Company is utilizing both internal and external resources to correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. The Company is also in the process of obtaining confirmations, from primary processing vendors and customers, that plans are being developed to address processing of transactions in the year 2000. The Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits.  See index to Exhibits on Page 14.

          (b) No Form 8-K has been filed during the three months ended March 31, 1998.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                              HARTE-HANKS, INC.



      May 14, 1998                         /s/  Jacques D. Kerrest
      ------------                     -------------------------------------
         Date                                   Jacques D. Kerrest
                                       Senior Vice President, Finance and
                                     Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

Exhibit
  No.                               Description of Exhibit                                   Page No.
-------         -------------------------------------------------------------------          --------
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

10(a)           1984 Stock Option Plan (filed as Exhibit 10(d) to the Company's
                Form 10-K for the year ended December 31, 1984 and incorporated herein by reference).

Exhibit
  No.                               Description of Exhibit                                   Page No.
-------         -------------------------------------------------------------------          --------
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

10(f)           Form of Severance Agreement between Harte-Hanks Communications,
                Inc. and certain Executive Officers of the Company, dated as of July 7 or December 28,1997 (filed as Exhibit 10(f) to the
                Company's Form 10-K for the year ended December 31, 1997 and incorporated by reference herein).

10(g)           Amendment No. 2 to HHC Holding Inc. 1991 Stock Option Plan
                (filed as Exhibit 10(1) to the Company's Registration Statement
                No. 33-69202 and incorporated by reference herein).

10(h)           Harte-Hanks, Inc. Pension Restoration Plan (filed as Exhibit
                10(j) to the Company's Registration Statement No. 33-69202 and incorporated by reference herein).

10(i)           Amendment No. 3 to Harte-Hanks Communications (formerly HHC
                Holding Inc.) 1991 Stock Option Plan (filed as Exhibit 10(o) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).

10(j)           Harte-Hanks Communications, Inc. 1996 Incentive Compensation
                Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).

*11             Statement Regarding Computation of Net Income (Loss) Per Common
                Share                                                                            16

*21             Subsidiaries of the Company.                                                     17

*27             Financial Data Schedule.                                                         18

---------------------
*Filed herewith