Form 10-Q
period 1998-06-30
HARTE HANKS INC
filed 1998-08-13
CIK 45919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
----
     Act of 1934.

For the quarterly period ended June 30, 1998
                               -------------

---- Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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


                200 Concord Plaza Drive, San Antonio, Texas 78216
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


                              Yes X             No
                                 ----             ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 73,299,355 shares as of July 31, 1998.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 June 30, 1998


                                                                                                       Page

Part I. Financial Information

        Item 1.  Interim Condensed Consolidated Financial
                 Statements (Unaudited)

                    Condensed Consolidated Balance Sheets -                                              3
                    June 30, 1998 and December 31, 1997

                    Consolidated Statements of Operations -                                              4
                    Three months ended June 30, 1998 and 1997

                    Consolidated Statements of Operations -                                              5
                    Six months ended June 30, 1998 and 1997

                    Consolidated Statements of Cash Flows -                                              6
                    Six months ended June 30, 1998 and 1997

                    Consolidated Statements of Stockholders' Equity -                                    7
                    Six months ended June 30, 1998 and 1997

                    Notes to Interim Condensed Consolidated Financial                                    8
                    Statements

        Item 2.  Management's Discussion and Analysis of Financial                                      11
                 Condition and Results of Operations


Part II. Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders                                    16

        Item 6.  Exhibits and Reports on Form 8-K                                                       16

             (a) Exhibits

             (b) Reports on Form 8-K

        Signature                                                                                       17

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
-------------------------------------------------------------------------------
(Unaudited)



                                                            June 30,     December 31,
                                                              1998           1997
                                                          ------------    ------------
Assets
  Current assets
    Cash and cash equivalents ........................     $  57,572      $  83,675
    Short-term investments ...........................       170,408        388,145
    Accounts receivable, net .........................       115,681        109,340
    Inventory ........................................         6,107          7,703
    Prepaid expenses .................................        10,246          8,473
    Current deferred income tax benefit ..............        11,738         12,518
    Other current assets .............................         2,647          3,285
                                                           ---------      ---------
      Total current assets ...........................       374,399        613,139

  Property, plant and equipment, net .................        88,332         89,351
  Goodwill, net ......................................       244,645        250,363
  Other assets .......................................         7,165          2,070
                                                           ---------      ---------
      Total assets ...................................     $ 714,541      $ 954,923
                                                           =========      =========


Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable .................................     $  52,821      $  49,918
    Accrued payroll and related expenses .............        19,348         23,097
    Customer deposits and unearned revenue ...........        20,122         17,944
    Income taxes payable .............................         4,370        270,440
    Other current liabilities ........................         6,922          9,950
                                                           ---------      ---------
      Total current liabilities ......................       103,583        371,349

  Other long term liabilities ........................        19,376         17,337
                                                           ---------      ---------
      Total liabilities ..............................       122,959        388,686
                                                           ---------      ---------

Stockholders' equity
    Common stock, $1 par value, 250,000,000 shares
      authorized. 75,429,883 and 74,842,982 shares
      issued at June 30, 1998 and December 31, 1997,
      respectively ...................................        75,430         74,843
    Additional paid-in capital .......................       182,363        177,238
    Accumulated other comprehensive income ...........            --           (577)
    Retained earnings ................................       390,906        362,000
                                                           ---------      ---------
                                                             648,699        613,504
    Less treasury stock: 2,092,708 and 1,648,608
      shares at cost at June 30, 1998 and December 31,
      1997, respectively .............................       (57,117)       (47,267)
                                                           ---------      ---------
      Total stockholders' equity .....................       591,582        566,237
                                                           ---------      ---------
      Total liabilities and stockholders' equity .....     $ 714,541      $ 954,923
                                                           =========      =========



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
-------------------------------------------------------------------------------
(Unaudited)

                                                      Three Months Ended June 30,
                                                      ---------------------------
                                                          1998           1997
                                                          ----           ----

Operating revenues ...............................     $ 186,806      $ 150,964
                                                       ---------      ---------
Operating expenses
  Payroll ........................................        65,422         56,143
  Production and distribution ....................        71,896         56,316
  Advertising, selling, general and
    administrative................................        15,671         13,543
  Depreciation ...................................         5,226          4,072
  Goodwill amortization ..........................         1,903          1,125
                                                       ---------      ---------
                                                         160,118        131,199
                                                       ---------      ---------
Operating income .................................        26,688         19,765
                                                       ---------      ---------
Other expenses (income)
  Interest expense ...............................            59          1,854
  Interest income ................................        (2,766)            (7)
  Other, net .....................................           168           (566)
                                                       ---------      ---------
                                                          (2,539)         1,281
                                                       ---------      ---------
Income from continuing operations before income
  taxes ..........................................        29,227         18,484
Income tax expense ...............................        12,217          7,844
                                                       ---------      ---------
Income from continuing operations ................        17,010         10,640
Income from discontinued operations,
  net of income taxes ............................            --          5,705
                                                       ---------      ---------
Net income .......................................     $  17,010      $  16,345
                                                       =========      =========

Basic earnings per common share:
  Continuing operations ..........................     $    0.23      $    0.14
  Discontinued operations ........................            --           0.08
                                                       ---------      ---------
    Basic earnings per common share ..............     $    0.23      $    0.22
                                                       =========      =========


Weighted-average common shares outstanding .......        73,541         74,558
                                                       =========      =========

Diluted earnings per common share:
  Continuing operations ..........................     $    0.22      $    0.14
  Discontinued operations ........................            --           0.07
                                                       ---------      ---------
    Diluted earnings per common share ............     $    0.22      $    0.21
                                                       =========      =========

  Weighted-average common and common equivalent
    shares outstanding ...........................        77,212         77,664
                                                       =========      =========





See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
-------------------------------------------------------------------------------
(Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1998           1997
                                                          ----           ----


Operating revenues ...............................     $ 364,479      $ 289,388
                                                       ---------      ---------
Operating expenses
  Payroll ........................................       132,256        109,821
  Production and distribution ....................       139,077        109,410
  Advertising, selling, general and
    administrative ...............................        32,912         27,653
  Depreciation ...................................        10,592          8,041
  Goodwill amortization ..........................         3,829          2,205
                                                       ---------      ---------
                                                         318,666        257,130
                                                       ---------      ---------
Operating income .................................        45,813         32,258
                                                       ---------      ---------
Other expenses (income)
  Interest expense ...............................           129          3,765
  Interest income ................................        (8,381)           (50)
  Other, net .....................................           861           (321)
                                                       ---------      ---------
                                                          (7,391)         3,394
                                                       ---------      ---------
Income from continuing operations before income
  taxes ..........................................        53,204         28,864
Income tax expense ...............................        22,089         12,256
                                                       ---------      ---------
Income from continuing operations ................        31,115         16,608
Income from discontinued operations,
  net of income taxes ............................            --          9,754
                                                       ---------      ---------
Net income .......................................     $  31,115      $  26,362
                                                       =========      =========

Basic earnings per common share:
  Continuing operations ..........................     $    0.42      $    0.22
  Discontinued operations ........................            --           0.13
                                                       ---------      ---------
    Basic earnings per common share ..............     $    0.42      $    0.35
                                                       =========      =========


Weighted-average common shares outstanding .......        73,511         74,410
                                                       =========      =========

Diluted earnings per common share:
  Continuing operations ..........................     $    0.40      $    0.21
  Discontinued operations ........................            --           0.13
                                                       ---------      ---------
    Diluted earnings per common share ............     $    0.40      $    0.34
                                                       =========      =========

Weighted-average common and common equivalent
  shares outstanding .............................        77,170         77,566
                                                       =========      =========





See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)
----------------------------------------------------------------------------------------
(Unaudited)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                1998           1997
                                                                ----           ----

Operating Activities
  Net income ..........................................     $  31,115      $  26,362
  Adjustments to reconcile net income to cash (used in)
    provided by operating activities:
    Income from discontinued operations ...............            --         (9,754)
    Depreciation ......................................        10,592          8,041
    Goodwill amortization .............................         3,829          2,205
    Amortization of option related compensation .......           290            406
    Deferred income taxes .............................          (601)         1,101
    Other, net ........................................           906            528
  Changes in operating assets and liabilities, net of
      acquisitions:

    (Increase) decrease in accounts receivable, net .....      (6,341)         9,386
    Decrease in inventory ...............................       1,596          1,545
    Increase in prepaid expenses and other
      current assets ..................................        (1,135)        (1,777)

    Increase (decrease) in accounts payable ...........         2,903         (1,384)
    Decrease in other accrued expenses
      and other liabilities ...........................        (5,019)        (6,121)

    Other, net ........................................         4,411          6,717
                                                            ---------      ---------
       Net cash provided by continuing operations .....        42,546         37,255
                                                            ---------      ---------
  Net cash  (used in) provided by discontinued
      operating activities ............................      (265,650)        16,375
                                                            ---------      ---------
      Net cash (used in) provided by operating
        activities ....................................      (223,104)        53,630
                                                            ---------      ---------
Investing Activities
  Acquisitions ........................................        (2,275)        (5,949)
  Purchases of property, plant and equipment ..........       (10,419)       (15,138)
  Proceeds from sale of property, plant and equipment .           117          1,760
  Net proceeds from sale of and maturities of
      available-for-sale short-term investments .......       217,293             --
  Discontinued operations:
    Purchases of property, plant and equipment ........            --         (2,288)
    Proceeds from sale of property, plant and
      equipment .......................................            --             16
    Payments on film contracts ........................            --           (919)
                                                            ---------      ---------
      Net cash provided by (used in) investing
        activities ....................................       204,716        (22,518)
                                                            ---------      ---------
Financing Activities
  Long-term borrowings ................................            --        193,300
  Payments on debt, including current  maturities .....            --       (217,665)
  Issuance of common stock ............................         4,344         10,372
  Purchase of treasury stock ..........................        (9,850)       (13,494)
  Dividends paid ......................................        (2,209)        (1,486)
                                                            ---------      ---------
      Net cash used in financing activities ...........        (7,715)       (28,973)
                                                            ---------      ---------

  Net (decrease) increase in cash .....................       (26,103)         2,139
  Cash and cash equivalents at beginning of year ......        83,675         12,017
                                                            ---------      ---------
  Cash and cash equivalents at end of period ..........     $  57,572      $  14,156
                                                            =========      =========

See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
-------------------------------------------------------------------------------
(Unaudited)


                                                                                               Accumulated
                                                    Additional                                    Other           Total
                                       Common        Paid-In      Retained        Treasury     Comprehensive  Stockholders'
In thousands                            Stock        Capital      Earnings         Stock          Income         Equity
                                     -----------    -----------    ---------     ---------    --------------  ------------

Balance at January 1, 1997 ...     $  73,604      $ 149,875     $  29,213      $      --      $      --      $ 252,692
Common stock issued - employee
    benefit plans ............           154          1,703            --             --             --          1,857
Exercise of stock options ....         1,902          6,749            --             --             --          8,651
Tax benefit of options
    exercised ................            --          5,764            --             --             --          5,764
Dividends paid ($0.02 per
    share) ...................            --             --        (1,486)            --             --         (1,486)
Net income ...................            --             --        26,362             --             --         26,362
Treasury stock repurchase ....          (542)           542            --        (13,494)            --        (13,494)
                                   ---------      ---------     ---------      ---------      ---------      ---------
Balance at June 30, 1997 .....     $  75,118      $ 164,633     $  54,089      $ (13,494)     $      --      $ 280,346
                                   =========      =========     =========      =========      =========      =========



Balance at January 1, 1998 ...     $  74,843      $ 177,238     $ 362,000      $ (47,267)     $    (577)     $ 566,237
Common stock issued - employee
    benefit plans ............           111          1,982            --             --             --          2,093
Exercise of stock options ....           476          1,766            --             --             --          2,242
Tax benefit of options
    exercised ................            --          1,377            --             --             --          1,377
Dividends paid ($0.03 per
    share) ...................            --             --        (2,209)            --             --         (2,209)
Net income ...................            --             --        31,115             --             --         31,115
Treasury stock repurchase ....            --             --            --         (9,850)            --         (9,850)
Change in unrealized loss on
    short-term investments
(net of tax) .................            --             --            --             --            577            577
                                   ---------      ---------     ---------      ---------      ---------      ---------
Balance at June 30, 1998 .....     $  75,430      $ 182,363     $ 390,906      $ (57,117)     $      --      $ 591,582
                                   =========      =========     =========      =========      =========      =========




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

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

NOTE C - INCOME TAXES

The Company's quarterly and six month income tax provision of $12.2 million and $22.1 million, respectively, was calculated using an effective income tax rate of approximately 42%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ended December 31, 1998. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

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


                                                                         Three Months Ended June 30,
In thousands, except per share amount                                       1998          1997
----------------------------------------------------------------------------------------------------
BASIC EPS
Income from continuing operations ....................................     $ 17,010     $ 10,640
Income from discontinued operations ..................................           --        5,705
                                                                           --------     --------
Net Income ...........................................................     $ 17,010     $ 16,345
                                                                           ========     ========

Weighted-average common shares outstanding
     used in net earnings per share computations .....................       73,541       74,558
                                                                           ========     ========

Basic earnings per common share:
     Continuing operations ...........................................     $   0.23     $   0.14
     Discontinued operations .........................................           --         0.08
                                                                           --------     --------
     Net income ......................................................     $   0.23     $   0.22
                                                                           ========     ========

DILUTED EPS
Income from continuing operations ....................................     $ 17,010     $ 10,640
Income from discontinued operations ..................................           --        5,705
                                                                           --------     --------
Net Income ...........................................................     $ 17,010     $ 16,345
                                                                           ========     ========

Shares used in net earnings per share computations ...................       77,212       77,664
                                                                           ========     ========

Diluted earnings per common share:
     Continuing operations ...........................................     $   0.22     $   0.14
     Discontinued operations .........................................           --         0.07
                                                                           --------     --------
     Net income ......................................................     $   0.22     $   0.21
                                                                           ========     ========

Computation of shares used in net earnings per share computations:
Average outstanding common shares ....................................       73,541       74,558
Average common equivalent shares -
     dilutive effect of option shares ................................        3,671        3,106
                                                                           --------     --------
Shares used in net earnings per share computations ...................       77,212       77,664
                                                                           ========     ========

                                                                         Six Months Ended June 30,
In thousands, except per share amount                                        1998         1997
----------------------------------------------------------------------------------------------------
BASIC EPS
Income from continuing operations ....................................     $ 31,115     $ 16,608
Income from discontinued operations ..................................           --        9,754
                                                                           --------     --------
Net Income ...........................................................     $ 31,115     $ 26,362
                                                                           ========     ========

Weighted-average common shares outstanding
     used in net earnings per share computations .....................       73,511       74,410
                                                                           ========     ========

Basic earnings per common share:
     Continuing operations ...........................................     $   0.42     $   0.22
     Discontinued operations .........................................           --         0.13
                                                                           --------     --------
     Net income ......................................................     $   0.42     $   0.35
                                                                           ========     ========

DILUTED EPS
Income from continuing operations ....................................     $ 31,115     $ 16,608
Income from discontinued operations ..................................           --        9,754
                                                                           --------     --------
Net Income ...........................................................     $ 31,115     $ 26,362
                                                                           ========     ========

Shares used in net earnings per share computations ...................       77,170       77,566
                                                                           ========     ========

Diluted earnings per common share:
     Continuing operations ...........................................     $   0.40     $   0.21
     Discontinued operations .........................................           --         0.13
                                                                           --------     --------
     Net income ......................................................     $   0.40     $   0.34
                                                                           ========     ========

Computation of shares used in net earnings per share computations:
Average outstanding common shares ....................................       73,511       74,410
Average common equivalent shares -
     dilutive effect of option shares ................................        3,659        3,156
                                                                           --------     --------
Shares used in net earnings per share computations ...................       77,170       77,566
                                                                           ========     ========

NOTE E - COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income and its components in the financial statements, or in the notes to interim financial statements, for reporting periods ending after December 15, 1997. Comprehensive income is defined as the total non-owner changes in equity, which includes net income and all revenues, expenses, gains and losses that are excluded from net income under generally accepted accounting principles, but do not result from investments by owners or distributions to owners. The Company's total comprehensive income for the second quarter 1998 was $0.6 million greater than net income, whereas comprehensive income for the second quarter 1997 was equal to net income. Total comprehensive income for the six months ending June 30 of 1998 was also $0.6 million greater than net income, whereas comprehensive income was equal to net income for the same period of 1997.

NOTE F - STOCKHOLDERS' EQUITY

On March 16, 1998, the Company effected a two-for-one split of its common stock in the form of a 100% stock dividend paid to holders of record on March 2, 1998. All share, per share and common stock amounts have been restated to retroactively reflect the stock split.

In May 1998, the Company amended its Certificate of Incorporation to increase its total authorized common stock to 250,000,000 shares. The financial statements reflect this increase in authorized shares of common stock.

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into during fiscal years beginning after December 15, 1997. The adoption of the provisions of SOP 97-2, which were effective as of January 1, 1998, have not materially affected the Company's financial condition or results of operations.

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

Operating results from continuing operations -- direct marketing and shoppers -- were as follows:

                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 1998     JUNE 30, 1997   CHANGE      JUNE 30, 1998     JUNE 30, 1997    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------

Revenues                       $186,806           $150,964       23.7%       $364,479           $289,388       25.9%
Operating expenses              160,118            131,199       22.0%        318,666            257,130       23.9%
                               --------           --------                   --------           --------
Operating income               $ 26,688           $ 19,765       35.0%       $ 45,813           $ 32,258       42.0%
                               ========           ========                   ========           ========

Net income                     $ 17,010           $ 10,200       66.8%       $ 31,115           $ 16,168       92.4%
                               ========           ========                   ========           ========

Diluted earnings
   per share                   $   0.22           $   0.13       69.2%       $   0.40           $   0.21       90.5%
                               ========           ========                   ========           ========

(The results above exclude second quarter 1997 and six months ended June 30, 1997 non-recurring income of $0.8 million, or $0.4 million net of income taxes. This represents a gain on the sale of stock in another company partially offset by other non-recurring items. Including this gain, net income was $10.6 million or 14 cents per share.)

Consolidated revenues grew 23.7% to $186.8 million and operating income grew 35.0% to $26.7 million in the second quarter of 1998 when compared to the second quarter of 1997. The Company's overall growth resulted from increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1997 increased 22.0% to $160.1 million.

Net income grew 66.8% to $17.0 million, or 22 cents per share, compared to 13 cents per share on a diluted basis. The net income growth resulted from the growth in operating income as well as from $2.8 million interest income in the second quarter of 1998 compared to $1.9 million interest expense (allocated based upon percentage of net assets) for the same period in 1997.

DIRECT MARKETING

Direct marketing operating results were as follows:

                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 1998     JUNE 30, 1997   CHANGE      JUNE 30, 1998     JUNE 30, 1997    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------

Revenues                       $121,565           $100,413       21.1%       $235,992           $194,203       21.5%
Operating expenses              105,001             87,685       19.7%        205,352            170,985       20.1%
                               --------           --------                   --------           --------
Operating income               $ 16,564           $ 12,728       30.1%       $ 30,640           $ 23,218       32.0%
                               ========           ========                   ========           ========

Direct marketing revenues increased $21.2 million, or 21.1%, in the second quarter of 1998 when compared to 1997. Revenues were lead by database marketing, which had significant revenue growth for the quarter, followed by response management and marketing services, both of which experienced good internal revenue growth. Database marketing revenues increased primarily due to the growth in database processing and in hardware sales. Database marketing revenues were also impacted by the November 1997 acquisition of Mercantile Software Systems, which contributed significantly to the increased hardware sales. Response management revenues increased due to increased telemarketing and internet business with existing customers, new customer gains, the November 1997 acquisition of Tele Support Services and to a lesser extent the May 1997 opening of the Langhorne, PA call center. Marketing services' revenues, led by its logistics operations, increased due to increased product sales as well as new product sales to new and existing customers, primarily in the retail industry.

Operating expenses increased $17.3 million, or 19.7%, in the second quarter of 1998 when compared to 1997. Payroll costs increased $5.3 million due to expanded hiring to support revenue growth. Also contributing to the increased operating expenses were additional production costs of $8.5 million due to increased volumes. General and administrative expense increased $2.3 million due to increased professional and outside services fees and increased employee expenses related to growth. Depreciation expense increased $1.0 million due to higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above.

Direct marketing revenues increased $41.8 million, or 21.5%, in the first six months of 1998 compared to the first six months of 1997. Database marketing, response management and marketing services all experienced significant revenue growth. Overall, revenue growth resulted from increased business with both new and existing customers, particularly in services provided to the retail, financial services, high technology and insurance industries.

Operating expenses rose $34.4 million, or 20.1%, in the first half of 1998 when compared to the first half of 1997. Payroll costs increased $12.3 million due to expanded hiring to support revenue growth. In addition, production costs increased $14.5 million due to increased volumes. General and administrative expense increased $5.0 million due to increased professional and outside services fees as well as an increased provision for bad debt related to the increased revenues. Depreciation expense increased $2.1 million due to the higher levels of capital investment. The acquisitions mentioned above also contributed to the increased operating expenses.

SHOPPERS

Shopper operating results were as follows:

                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 1998     JUNE 30, 1997   CHANGE      JUNE 30, 1998     JUNE 30, 1997    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------

Revenues                       $ 65,241           $ 50,551       29.1%       $128,487           $ 95,185       35.0%
Operating expenses               52,785             41,488       27.2%        108,724             81,922       32.7%
                               --------           --------                   --------           --------
Operating income               $ 12,456           $  9,063       37.4%       $ 19,763           $ 13,263       49.0%
                               ========           ========                   ========           ========


Shopper revenues increased $14.7 million, or 29.1%, in the second quarter of 1998 as compared to 1997. The increase was primarily due to the September 1997 acquisition of the ABC Shopper Group, which accounted for $16.0 million of the revenue increase, partially offset by the sale of the Dallas-Fort Worth Shoppers Guide in April 1998 which resulted in a $1.3 million revenue decrease. The increased revenues were influenced by increased employment-related in-book revenues and increased distribution product revenues partially offset by decreased in-book ROP advertising, automotive and real estate in particular, and declines in standard print and delivery products. Distribution product revenues increased due to higher volumes in four color glossy print and deliver products and preprinted inserts.

Operating expenses increased $11.3 million, or 27.2%, in the second quarter of 1998 when compared to 1997. The acquisition of the ABC Shopper Group accounted for a $13.9 million increase in operating expenses. The sale of the Dallas-Fort Worth Shoppers Guide resulted in a $1.3 million reduction in operating expenses. Excluding the acquisition and divestiture mentioned above, operating costs declined primarily due to decreased labor costs of $1.2 million which were influenced by improved production efficiencies and staff reductions.

Shopper revenues increased $33.3 million, or 35.0%, in the first six months of 1998 compared to the first six months of 1997. The ABC Shopper Group acquisition accounted for $32.0 million of this increase while the sale of the Dallas-Fort Worth Shoppers Guide in April 1998 resulted in a $1.2 million revenue decrease. Excluding the effects of the acquisition and the divestiture discussed above, revenues grew 2.3% due to growth in preprinted inserts, four-color glossy print and deliver products, in-book employment related advertising and improved trade sales. Gains in these categories were partially offset by declines in standard print and deliver products and in automotive and real estate related in-book advertising.

Operating expenses rose $26.8 million, or 32.7%, in the first half of 1998 when compared to the first half of 1997. The acquisition of the ABC Shopper Group accounted for a $28.5 million increase in operating costs. The sale of the Dallas-Fort Worth Shoppers Guide resulted in a $1.2 million reduction in operating expenses. Excluding the acquisition and divestiture mentioned above, operating costs declined primarily due to decreased labor costs of $1.3 million which were influenced by improved production efficiencies, staff reductions and lower fringe benefit costs.

Other Income and Expense

The company realized a loss of approximately $0.4 million in the first quarter 1998 on the sale of equity securities that were held in its short-term investment portfolio.

Interest Expense/Interest Income

Total Company interest income and expense were allocated to continuing and discontinued operations based on percentage of net assets through October 15, 1997. The percentage allocated to continuing operations was approximately 58% for the second quarter and first six months of 1997.

Interest expense decreased $1.8 million in the second quarter of 1998 and $3.6 million in the first six months of 1998 over the same periods in 1997 due to the extinguishment of debt with the proceeds from the October 15, 1997 sale of the Company's newspaper and television operations.

Interest income increased $2.8 million in the second quarter of 1998 and $8.3 million in the first six months of 1998 over the same periods in 1997 due to the short-term investment of the proceeds from the sale of newspaper and television operations, after debt extinguishment, operational fundings and income tax payments.

Income Taxes

The Company's income tax expense increased $4.4 million in the second quarter and $9.8 million in first six months of 1998, when compared to the second quarter and first six months of 1997. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was 41.8% for the second quarter and 41.5% for the first six months of 1998 compared to 42.4% and 42.5%, respectively for the same periods of 1997.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 1998 was $223.1 million. The cash outflow from operating activities related primarily to the first quarter 1998 payment of $265.7 million in income taxes, resulting from the gain on the October 15, 1997 sale of newspaper and television operations.

Net cash inflows from investing activities were $204.7 million for the first half of 1998 compared to net cash outflows of $22.5 million for the first half of 1997. The increase of cash inflows from investing activities was primarily attributable to sales and maturities of marketable securities totaling $217.3 million, the proceeds of which were used to help fund the Company's tax payments made in the first quarter of 1998. Net cash outflows from financing activities were $7.7 million compared to $29.0 million in 1997. The decrease in cash outflows from financing activities from 1997 is attributed primarily to the extinguishment of debt in October 1997.

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

Divestiture

On May 1, 1998, the Company sold three of its smallest shopper publications, located in Dallas, TX, Wichita, KS and Springfield, MO, to Central States Publishing, LLC.

Recent Developments

On July 30, 1998, the Company signed a definitive agreement to acquire Cornerstone Integrated Services of Austin, Texas, a leading provider of technical and marketing support to the high-tech industry. The transaction closed on August 3, 1998.

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

Postal Rates -- The Company's shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company's shopper business. The present standard postage rates went into effect in July 1995, and the next increase is expected in 1999. Postal rates also influence the demand for the Company's direct marketing services even though the cost of mailings is borne by the Company's customers and is not directly reflected in the Company's revenues or expenses.

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

Year 2000 Issue -- The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The Company is utilizing both internal and external resources to correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. The Company is also in the process of obtaining confirmations, from primary processing vendors and customers, that plans are being developed to address processing of transactions in the year 2000. The Company does not expect the amounts required to be expensed over the next eighteen months to have a material effect on its financial position or results of operations.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 5, 1998. At the meeting the stockholders were requested to vote on the following:

1. To elect Larry Franklin and James L. Johnson as Class II directors for a three-year term. The result of the vote was as follows:

                                     For                Withheld
                                  ----------            --------
         Larry Franklin           55,222,507             177,048
         James L. Johnson         55,222,507             177,048

         The names of each director whose term of office continued are: David L. Copeland, Dr. Peter T. Flawn, Christopher M. Harte, Houston H. Harte and Richard M. Hochhauser.

2. To approve an amendment to the Company's Certificate of Incorporation to change the name of the Company to "Harte-Hanks, Inc." The result of the vote was as follows:

                   For             Against       Abstentions
               ----------          -------       -----------
               55,355,837          17,271          26,447

3. To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 125,000,000 to 250,000,000. The result of the vote was as follows:

                   For             Against       Abstentions
               ----------          -------       -----------
               54,799,965          568,516         31,074

4. To approve the adoption of the Company's 1998 Director Stock Plan. The result of the vote was as follows:

                   For             Against       Abstentions
               ----------          -------       -----------
               54,904,051          388,399        107,105

5. To approve amendments to the Company's 1991 Stock Option Plan. The result of the vote was as follows:

                   For             Against       Abstentions
               ----------          -------       -----------
               54,071,120         1,215,050       113,385

Item 6.  Exhibits and Reports on Form 8-K

                 (a) Exhibits.  See index to Exhibits on Page 14.

                 (b) No Form 8-K has been filed during the three months ended
                     June 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                         HARTE-HANKS, INC.





         August 13, 1998                 /s/  Jacques D. Kerrest
         ---------------                 -------------------------------------
            Date                         Jacques D. Kerrest
                                         Senior Vice President, Finance and
                                         Chief Financial and Accounting Officer

                                EXHIBIT INDEX

Exhibit
  No.                     Description of Exhibit
-------                   ----------------------

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

*3(d)           Amendment dated May 5, 1998 to Amended and Restated
                Certificate of Incorporation.

*3(e) Amended and Restated Certificate of Incorporation as amended through May 5, 1998.

4(a) Long term debt instruments are not being filed pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Copies of such instruments will be furnished to the Commission upon request.

                                 EXHIBIT INDEX

Exhibit
  No.                       Description of Exhibit
-------                     ----------------------

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

10(c)      Severance Agreement between Harte-Hanks Communications, Inc.
           and Larry Franklin, dated as of July 23, 1993 (filed as Exhibit
           10(f) to the Company's Registration Statement No. 33-69202 and incorporated by reference herein).

10(d)      Form of Severance Agreement between Harte-Hanks
           Communications, Inc. and certain Executive Officers of the Company, dated as of July 7 or December 28,1997 (filed as
           Exhibit 10(f) to the Company's Form 10-K for the year ended
           December 31, 1997 and incorporated by reference herein).

10(e)      Harte-Hanks, Inc. Pension Restoration Plan (filed as Exhibit
           10(j) to the Company's Registration Statement No. 33-69202 and incorporated by reference herein).

10(f)      Harte-Hanks Communications, Inc. 1996 Incentive Compensation
           Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the six months ended June 30, 1996 and incorporated by reference herein).

*10(g)     Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan.

*10(h)     Harte-Hanks, Inc. 1998 Director Stock Plan.

*11        Statement Regarding Computation of Net Income (Loss) Per Common
           Share

*21        Subsidiaries of the Company.

*27        Financial Data Schedule.

-----------------
*Filed herewith