Form 10-Q
period 1998-09-30
HARTE HANKS INC
filed 1998-11-13
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934



For the quarterly period ended September 30, 1998
                               ------------------

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-7120
                       ------


          HARTE-HANKS, INC. (formerly HARTE-HANKS COMMUNICATIONS, INC.)
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                               74-1677284
     -------------------------------              ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)


                200 Concord Plaza Drive, San Antonio, Texas 78216
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 70,987,850 shares as of October 31, 1998.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               September 30, 1998


                                                                                                          Page
                                                                                                          ----
Part I.  Financial Information

        Item 1.  Interim Condensed Consolidated Financial
                 Statements (Unaudited)


                   Condensed Consolidated Balance Sheets -                                                 3
                   September 30, 1998 and December 31, 1997

                   Consolidated Statements of Operations -                                                 4
                   Three months ended September 30, 1998 and 1997

                   Consolidated Statements of Operations -                                                 5
                   Nine months ended September 30, 1998 and 1997

                   Consolidated Statements of Cash Flows -                                                 6
                   Nine months ended September 30, 1998 and 1997

                   Consolidated Statements of Stockholders' Equity -                                       7
                   Nine months ended September 30, 1998 and 1997

                   Notes to Interim Condensed Consolidated Financial                                       8
                   Statements

        Item 2.  Management's Discussion and Analysis of Financial                                        11
                 Condition and Results of Operations


Part II. Other Information

        Item 6.    Exhibits and Reports on Form 8-K                                                       18

             (a)      Exhibits

             (b)      Reports on Form 8-K

        Signature                                                                                         19

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
--------------------------------------------------------------------------------
(Unaudited)



                                                       September 30,    December 31,
                                                           1998            1997
                                                       --------------  -------------
Assets
  Current assets
     Cash and cash equivalents .....................     $  59,285      $  83,675
     Short-term investments ........................       128,865        388,145
     Accounts receivable, net ......................       114,207        109,340
     Inventory .....................................         5,436          7,703
     Prepaid expenses ..............................         8,963          8,473
     Current deferred income tax benefit ...........        12,050         12,518
     Other current assets ..........................         4,167          3,285
                                                         ---------      ---------
       Total current assets ........................       332,973        613,139

  Property, plant and equipment, net ...............        92,690         89,351
  Goodwill, net ....................................       254,851        250,363
  Other assets .....................................         2,266          2,070
                                                         ---------      ---------
       Total assets ................................     $ 682,780      $ 954,923
                                                         =========      =========


Liabilities and Stockholders' Equity
  Current liabilities
     Accounts payable ..............................     $  52,914      $  49,918
     Accrued payroll and related expenses ..........        21,565         23,097
     Customer deposits and unearned revenue ........        22,439         17,944
     Income taxes payable ..........................         4,255        270,440
     Other current liabilities .....................         7,596          9,950
                                                         ---------      ---------
       Total current liabilities ...................       108,769        371,349

  Other long term liabilities ......................        20,588         17,337
                                                         ---------      ---------
       Total liabilities ...........................       129,357        388,686
                                                         ---------      ---------

  Stockholders' equity
     Common stock, $1 par value, 250,000,000 shares
       authorized. 75,636,889 and 74,842,982 shares
       issued at September 30, 1998 and December 31,
       1997, respectively ..........................        75,638         74,843
     Additional paid-in capital ....................       185,057        177,238
     Accumulated other comprehensive income ........          (262)          (577)
     Retained earnings .............................       406,731        362,000
                                                         ---------      ---------
                                                           667,164        613,504
     Less treasury stock: 4,545,508 and 1,648,608
       shares at cost at September 30, 1998 and
       December 31, 1997, respectively .............      (113,741)       (47,267)
                                                         ---------      ---------
       Total stockholders' equity ..................       553,423        566,237
                                                         ---------      ---------
       Total liabilities and stockholders' equity ..     $ 682,780      $ 954,923
                                                         =========      =========



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                   Three Months Ended September 30,
                                                  ----------------------------------
                                                          1998           1997
                                                          ----           ----
Operating revenues ...............................     $ 183,409      $ 155,061
                                                       ---------      ---------
Operating expenses
  Payroll ........................................        66,057         56,648
  Production and distribution ....................        68,644         58,447
  Advertising, selling, general and administrative        15,179         14,268
  Depreciation ...................................         5,135          4,374
  Goodwill amortization ..........................         1,931          1,100
                                                       ---------      ---------
                                                         156,946        134,837
                                                       ---------      ---------
Operating income .................................        26,463         20,224
                                                       ---------      ---------
Other expenses (income)
  Interest expense ...............................            22          1,854
  Interest income ................................        (2,772)           (12)
  Other, net .....................................           139            239
                                                       ---------      ---------
                                                          (2,611)         2,081
                                                       ---------      ---------
Income from continuing operations before income
  taxes ..........................................        29,074         18,143
Income tax expense ...............................        12,154          7,673
                                                       ---------      ---------
Income from continuing operations ................        16,920         10,470
Income from discontinued operations,
  net of income taxes ............................            --          5,079
                                                       ---------      ---------
Net income .......................................     $  16,920      $  15,549
                                                       =========      =========

Basic earnings per common share:
     Continuing operations .......................     $    0.23      $    0.14
     Discontinued operations .....................            --           0.07
                                                       ---------      ---------
        Basic earnings per common share ..........     $    0.23      $    0.21
                                                       =========      =========


  Weighted-average common shares outstanding .....        72,667         74,058
                                                       =========      =========

Diluted earnings per common share:
     Continuing operations .......................     $    0.22      $    0.13
     Discontinued operations .....................            --           0.07
                                                       ---------      ---------
        Diluted earnings per common share ........     $    0.22      $    0.20
                                                       =========      =========

  Weighted-average common and common equivalent
     shares outstanding ..........................        76,192         77,184
                                                       =========      =========





See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                    Nine months ended September 30,
                                                    -------------------------------
                                                         1998            1997
                                                         ----            ----
Operating revenues ...............................     $ 547,888      $ 444,449
                                                       ---------      ---------
Operating expenses
  Payroll ........................................       198,313        166,469
  Production and distribution ....................       207,721        167,857
  Advertising, selling, general and administrative        48,091         41,921
  Depreciation ...................................        15,727         12,415
  Goodwill amortization ..........................         5,760          3,305
                                                       ---------      ---------
                                                         475,612        391,967
                                                       ---------      ---------
Operating income .................................        72,276         52,482
                                                       ---------      ---------
Other expenses (income)
  Interest expense ...............................           151          5,619
  Interest income ................................       (11,153)           (62)
  Other, net .....................................         1,000            (82)
                                                       ---------      ---------
                                                         (10,002)         5,475
                                                       ---------      ---------
Income from continuing operations before income
  taxes ..........................................        82,278         47,007
Income tax expense ...............................        34,243         19,929
                                                       ---------      ---------
Income from continuing operations ................        48,035         27,078
Income from discontinued operations,
  net of income taxes ............................            --         14,833
                                                       ---------      ---------
Net income .......................................     $  48,035      $  41,911
                                                       =========      =========

Basic earnings per common share:
    Continuing operations ........................     $    0.66      $    0.36
    Discontinued operations ......................            --           0.20
                                                       ---------      ---------
       Basic earnings per common share ...........     $    0.66      $    0.56
                                                       =========      =========

  Weighted-average common shares outstanding .....        73,230         74,293
                                                       =========      =========

Diluted earnings per common share:
    Continuing operations ........................     $    0.63      $    0.35
    Discontinued operations ......................            --           0.19
                                                       ---------      ---------
       Diluted earnings per common share .........     $    0.63      $    0.54
                                                       =========      =========
Weighted-average common and common equivalent
  shares outstanding .............................        76,844         77,438
                                                       =========      =========





See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
-------------------------------------------------------------------------------
(Unaudited)

                                                                                       Nine months ended September 30,
                                                                                     -----------------------------------
                                                                                          1998                1997
                                                                                          ----                ----
Operating Activities
   Net income ...........................................                               $ 48,035            $ 41,911
   Adjustments to reconcile net income to cash (used in)
      provided by operating activities:
      Income from discontinued operations.................                                   --              (14,833)
      Depreciation........................................                                15,727              12,415
      Goodwill amortization...............................                                 5,760               3,305
      Amortization of option related compensation.........                                   441                 551
      Deferred income taxes...............................                                 1,408                 634
      Other, net..........................................                                   (33)                593
   Changes in operating assets and liabilities, net of
        acquisitions:
      (Increase) decrease in accounts receivable, net.....                                (3,424)                 28
      Decrease in inventory...............................                                 2,267               1,914
      Increase in prepaid expenses and other
         current assets....................................                               (1,342)             (5,253)
      Decrease in accounts payable........................                                 2,797               6,347
      Decrease in other accrued expenses
         and other liabilities.............................                                 (864)             (3,695)
      Other, net..........................................                                 3,784               6,247
                                                                                        --------            --------
         Net cash provided by continuing operations........                               74,556              50,164
                                                                                        --------            --------
   Net cash  (used in) provided by discontinued
         operating activities..............................                             (265,650)             25,682
                                                                                        ---------           --------
         Net cash (used in) provided by operating
           activities......................................                             (191,094)             75,846
                                                                                        --------            --------
Investing Activities
   Acquisitions..........................................                                (15,695)           (110,351)
   Purchases of property, plant and equipment............                                (18,982)            (21,721)
   Proceeds from sale of property, plant and equipment...                                    214               1,926
   Proceeds from divestiture.............................                                  5,000                 --
   Net proceeds from sale of and maturities of
      available-for-sale short-term investments ..........                               259,765                 --
   Discontinued operations:
      Purchases of property, plant and equipment..........                                   --               (4,371)
      Proceeds from sale of property, plant and equipment.                                   --                   19
      Payments on film contracts..........................                                   --               (1,481)
                                                                                        --------            --------
         Net cash provided by (used in) investing
           activities......................................                              230,302            (135,979)
                                                                                        --------            --------
Financing Activities
   Long-term borrowings..................................                                    --              488,000
   Payments on debt, including current  maturities ......                                    --             (393,365)
   Issuance of common stock..............................                                  6,180              12,248
   Purchase of treasury stock............................                                (66,474)            (42,467)
   Dividends paid........................................                                 (3,304)             (2,226)
                                                                                        --------            --------
         Net cash (used in) provided by financing
           activities......................................                              (63,598)             62,190
                                                                                        ---------           --------

   Net (decrease) increase in cash.......................                                (24,390)              2,057
   Cash and cash equivalents at beginning of year........                                 83,675              12,017
                                                                                        --------            --------
   Cash and cash equivalents at end of period............                               $ 59,285            $ 14,074
                                                                                        ========            ========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------
(Unaudited)


                                                                                                 Accumulated
                                                     Additional                                     Other         Total
                                        Common         Paid-In      Retained        Treasury    Comprehensive  Stockholders'
In thousands                             Stock         Capital      Earnings         Stock         Income        Equity
                                       -----------------------------------------------------------------------------------

Balance at January 1, 1997 .......     $  73,604      $ 149,875     $  29,213      $      --      $      --      $ 252,692
Common stock issued - employee
    benefit plans ................           218          2,515            --             --             --          2,733
Exercise of stock options ........         2,074          7,588            --             --             --          9,662
Tax benefit of options
    exercised ....................            --          5,888            --             --             --          5,888
Dividends paid ($0.02 per
    share) .......................            --             --        (2,226)            --             --         (2,226)
Net income .......................            --             --        41,911             --             --         41,911
Treasury stock repurchase ........        (1,509)         1,509            --        (42,467)            --        (42,467)
                                       -----------------------------------------------------------------------------------
Balance at September 30,
    1997 .........................     $  74,387      $ 167,375     $  68,898      $ (42,467)     $      --      $ 268,193
                                       ===================================================================================



Balance at January 1, 1998 .......     $  74,843      $ 177,238     $ 362,000      $ (47,267)     $    (577)     $ 566,237
Common stock issued - employee
    benefit plans ................           162          2,908            --             --             --          3,070
Exercise of stock options ........           633          2,477            --             --             --          3,110
Tax benefit of options
    exercised ....................            --          2,434            --             --             --          2,434
Dividends paid ($0.03 per
    share) .......................            --             --        (3,304)            --             --         (3,304)
Net income .......................            --             --        48,035             --             --         48,035
Treasury stock repurchase ........            --             --            --        (66,474)            --        (66,474)
Change in unrealized loss on
    short-term investments
    (net of tax) .................            --             --            --             --            315            315
                                       -----------------------------------------------------------------------------------
Balance at September 30,
    1998 .........................     $  75,638      $ 185,057     $ 406,731      $(113,741)     $    (262)     $ 553,423
                                       ===================================================================================




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

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

NOTE C - INCOME TAXES

The Company's quarterly and nine month income tax provision of $12.2 million and $34.2 million, respectively, was calculated using an effective income tax rate of approximately 42%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 1998. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

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


                                                                Three Months Ended September 30,
In thousands, except per share amount                                    1998        1997
-----------------------------------------------------------------------------------------------
BASIC EPS
Income from continuing operations ................................     $16,920     $10,470
Income from discontinued operations ..............................          --       5,079
                                                                       -------     -------
Net Income .......................................................     $16,920     $15,549
                                                                       =======     =======
Weighted-average common shares outstanding
     used in net earnings per share computations .................      72,667      74,058
                                                                       =======     =======
Basic earnings per common share:
     Continuing operations .......................................     $  0.23     $  0.14
     Discontinued operations .....................................          --        0.07
                                                                       -------     -------
     Net income ..................................................     $  0.23     $  0.21
                                                                       =======     =======

DILUTED EPS
Income from continuing operations ................................     $16,920     $10,470
Income from discontinued operations ..............................          --       5,079
                                                                       -------     -------
Net Income .......................................................     $16,920     $15,549
                                                                       =======     =======

Shares used in net earnings per share computations ...............      76,192      77,184
                                                                       =======     =======

Diluted earnings per common share:
     Continuing operations .......................................     $  0.22     $  0.13
     Discontinued operations .....................................          --        0.07
                                                                       -------     -------
     Net income ..................................................     $  0.22     $  0.20
                                                                       =======     =======

Computation of shares used in net earnings per share computations:
Average outstanding common shares ................................      72,667      74,058
Average common equivalent shares -
     dilutive effect of option shares ............................       3,525       3,126
                                                                       -------     -------
Shares used in net earnings per share computations ...............      76,192      77,184
                                                                       =======     =======


                                                                Nine months ended September 30,
In thousands, except per share amount                                   1998        1997
-----------------------------------------------------------------------------------------------
BASIC EPS
Income from continuing operations ................................     $48,035     $27,078
Income from discontinued operations ..............................          --      14,833
                                                                       -------     -------
Net Income .......................................................     $48,035     $41,911
                                                                       =======     =======
Weighted-average common shares outstanding
     used in net earnings per share computations .................      73,230      74,293
                                                                       =======     =======
Basic earnings per common share:
     Continuing operations .......................................     $  0.66     $  0.36
     Discontinued operations .....................................          --        0.20
                                                                       -------     -------
     Net income ..................................................     $  0.66     $  0.56
                                                                       =======     =======
DILUTED EPS
Income from continuing operations ................................     $48,035     $27,078
Income from discontinued operations ..............................          --      14,833
                                                                       -------     -------
Net Income .......................................................     $48,035     $41,911
                                                                       =======     =======

Shares used in  net earnings per share computations ..............      76,844      77,438
                                                                       =======     =======

Diluted earnings per common share:
     Continuing operations .......................................     $  0.63     $  0.35
     Discontinued operations .....................................          --        0.19
                                                                       -------     -------
     Net income ..................................................     $  0.63     $  0.54
                                                                       =======     =======

Computation of shares used in net earnings per share computations:
Average outstanding common shares ................................      73,230      74,293
Average common equivalent shares -
     dilutive effect of option shares ............................       3,614       3,145
                                                                       -------     -------
Shares used in net earnings per share computations ...............      76,844      77,438
                                                                       =======     =======

NOTE E - COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income and its components in the financial statements, or in the notes to interim financial statements, for reporting periods ending after December 15, 1997. Comprehensive income is defined as the total non-owner changes in equity, which includes net income and all revenues, expenses, gains and losses that are excluded from net income under generally accepted accounting principles, but do not result from investments by owners or distributions to owners. The Company's total comprehensive income for the third quarter 1998 was $0.3 million less than net income, whereas comprehensive income for the third quarter 1997 was equal to net income. Total comprehensive income for the nine months ended September 30 of 1998 was $0.3 million greater than net income, whereas comprehensive income was equal to net income for the same period of 1997.

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

In September 1998, the Company's board of directors authorized an increase of 3,000,000 shares in the Company's stock repurchase program, representing approximately 4% of its outstanding shares.

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

Operating results from continuing operations -- direct marketing and shoppers -- were as follows:


                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
In thousands                 SEPT. 30, 1998    SEPT. 30, 1997   CHANGE     SEPT. 30, 1998    SEPT. 30, 1997    CHANGE
------------                 --------------    --------------   ------     --------------    --------------    ------
Revenues                       $183,409           $155,061       18.3%       $547,888           $444,449       23.3%
Operating expenses              156,946            134,837       16.4%        475,612            391,967       21.3%
                               --------           --------                   --------           --------
Operating income               $ 26,463           $ 20,224       30.8%       $ 72,276           $ 52,482       37.7%
                               ========           ========                   ========           ========

Net income                     $ 16,920           $ 10,470       61.6%       $ 48,035           $ 26,638       80.3%
                               ========           ========                   ========           ========

Diluted earnings
   per share                   $   0.22           $   0.14       57.1%       $   0.63           $   0.34       85.3%
                               ========           ========                   ========           ========

(The results above exclude nine months ended September 30, 1997 non-recurring income of $0.8 million, or $0.4 million net of income taxes. This represents a gain on the sale of stock in another company partially offset by other non-recurring items. Including this gain, net income for the nine months ended September 30, 1997 was $27.1 million or 35 cents per share on a diluted basis.)

Consolidated revenues grew 18.3% to $183.4 million and operating income grew 30.8% to $26.5 million in the third quarter of 1998 when compared to the third quarter of 1997. The Company's overall growth resulted from increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1997 increased 16.4% to $156.9 million.

Net income grew 61.6% to $16.9 million, or 22 cents per share, compared to 14 cents per share on a diluted basis. The net income growth resulted from the growth in operating income as well as from $2.8 million interest income in the third quarter of 1998 compared to $1.9 million interest expense (allocated based upon percentage of net assets) for the same period in 1997.

DIRECT MARKETING

Direct marketing operating results were as follows:


                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
In thousands                 SEPT. 30, 1998    SEPT. 30, 1997   CHANGE     SEPT. 30, 1998    SEPT. 30, 1997    CHANGE
------------                 --------------    --------------   ------     --------------    --------------    ------
Revenues                       $119,590           $105,114       13.8%       $355,582           $299,317       18.8%
Operating expenses              102,869             91,446       12.5%        308,221            262,431       17.4%
                               --------           --------                   --------           --------
Operating income               $ 16,721           $ 13,668       22.3%       $ 47,361           $ 36,886       28.4%
                               ========           ========                   ========           ========

Direct marketing revenues increased $14.5 million, or 13.8%, in the third quarter of 1998 when compared to 1997. Revenues were lead by database marketing, followed by response management and marketing services, all of which experienced good internal revenue growth for the quarter. Database marketing revenues increased primarily due to the growth in database processing, in software sales, in hardware sales and in other revenues, which consists primarily of consultive integration work. Database marketing revenues were also impacted by the November 1997 acquisition of Mercantile Software Systems, which contributed significantly to the increased hardware sales and consultive integration work. Response management revenues increased due to increased telemarketing and internet business with existing customers, new customer gains, the August 1998 acquisition of Cornerstone Integrated Services, the November 1997 acquisition of Tele Support Services and to a lesser extent the May 1997 opening of the Langhorne, PA call center. Marketing services' revenues, led by its logistics operations, increased due to increased product sales as well as new product sales to new and existing customers, primarily in the retail industry.

Operating expenses increased $11.4 million, or 12.5%, in the third quarter of 1998 when compared to 1997. Payroll costs increased $5.0 million due to expanded hiring to support revenue growth. Also contributing to the increased operating expenses were additional production costs of $4.5 million due to increased volumes. General and administrative expense increased $1.1 million due to increased professional and outside services fees and increased employee expenses related to growth offset by a decrease in bad debt expense. Depreciation expense increased $.6 million due to higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above.

Direct marketing revenues increased $56.3 million, or 18.8%, in the first nine months of 1998 compared to the first nine months of 1997. Database marketing, response management and marketing services all experienced good revenue growth. Overall, revenue growth resulted from increased business with both new and existing customers, particularly in services provided to the retail, financial services, high technology and insurance industries.

Operating expenses rose $45.8 million, or 17.4%, in the first nine months of 1998 when compared to the first nine months of 1997. Payroll costs increased $17.3 million due to expanded hiring to support revenue growth. In addition, production costs increased $19.0 million due to increased volumes. General and administrative expense increased $6.0 million due to increased professional and outside services fees and increased employee expenses related to growth. Depreciation expense increased $2.7 million due to the higher levels of capital investment. The acquisitions mentioned above also contributed to the increased operating expenses.

SHOPPERS

Shopper operating results were as follows:


                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
In thousands                 SEPT. 30, 1998    SEPT. 30, 1997   CHANGE     SEPT. 30, 1998    SEPT. 30, 1997    CHANGE
------------                 --------------    --------------   ------     --------------    --------------    ------
Revenues                       $ 63,819           $ 49,947       27.8%       $192,306           $145,132       32.5%
Operating expenses               52,112             41,568       25.4%        160,836            123,490       30.2%
                               --------           --------                   --------           --------
Operating income               $ 11,707           $  8,379       39.7%       $ 31,470           $ 21,642       45.4%
                               ========           ========                   ========           ========


Shopper revenues increased $13.9 million, or 27.8%, in the third quarter of 1998 as compared to 1997. The increase was primarily due to the September 1997 acquisition of the ABC Shopper Group, which accounted for $15.6 million of the revenue increase, partially offset by the sale of the Dallas-Fort Worth Shoppers Guide in April 1998 which resulted in a $2.0 million revenue decrease. Excluding the effects of the acquisition and the divestiture discussed above, revenue declines in real estate and automotive in-book advertising were partially offset by positive revenue growth in employment-related in-book advertising. Distribution product revenues remained flat due to decreases in standard print and delivery products revenues, partially offset by increased revenue from inserts.

Operating expenses increased $10.5 million, or 25.4%, in the third quarter of 1998 when compared to 1997. The acquisition of the ABC Shopper Group accounted for a $13.4 million increase in operating expenses. The sale of the Dallas-Fort Worth Shoppers Guide resulted in a $2.1 million reduction in operating expenses.

Excluding the acquisition and divestiture mentioned above, operating costs declined primarily due to decreased bad debt expense of $1.1 million partially offset by increases in postage.

Shopper revenues increased $47.2 million, or 32.5%, in the first nine months of 1998 compared to the first nine months of 1997. The ABC Shopper Group acquisition accounted for $47.6 million of this increase while the sale of the Dallas-Fort Worth Shoppers Guide in April 1998 resulted in a $3.2 million revenue decrease. Excluding the effects of the acquisition and the divestiture discussed above, revenues grew 2.0% due to growth in preprinted inserts, four-color glossy print and deliver products, in-book employment related advertising and improved trade sales. Gains in these categories were partially offset by declines in standard print and deliver products and in automotive and real estate related in-book advertising.

Operating expenses rose $37.3 million, or 30.2%, in the first nine months of 1998 when compared to the first nine months of 1997. The acquisition of the ABC Shopper Group accounted for a $41.9 million increase in operating costs. The sale of the Dallas-Fort Worth Shoppers Guide resulted in a $3.3 million reduction in operating expenses. Excluding the acquisition and divestiture mentioned above, operating costs declined primarily due to decreased labor costs of $1.7 million which were influenced by improved production efficiencies, staff reductions and lower fringe benefit costs, as well as decreased bad debt expense of $1.6 million.

Other Income and Expense

The Company realized a loss of approximately $0.4 million in the first quarter 1998 on the sale of equity securities that were held in its short-term investment portfolio. In the third quarter of 1998, the Company recognized income of approximately $0.6 million for an insurance settlement. This income was partially offset by approximately $0.5 million of non-operating costs.

Interest Expense/Interest Income

Total Company interest income and expense were allocated to continuing and discontinued operations based on percentage of net assets through October 15, 1997. The percentage allocated to continuing operations was approximately 58% for the third quarter and first nine months of 1997.

Interest expense decreased $1.8 million in the third quarter of 1998 and $5.5 million in the first nine months of 1998 over the same periods in 1997 due to the extinguishment of debt with the proceeds from the October 15, 1997 sale of the Company's newspaper and television operations.

Interest income increased $2.8 million in the third quarter of 1998 and $11.1 million in the first nine months of 1998 over the same periods in 1997 due to the short-term investment of the proceeds from the sale of newspaper and television operations, after debt extinguishment, operational fundings and income tax payments.

Income Taxes

The Company's income tax expense increased $4.5 million in the third quarter and $14.3 million in first nine months of 1998, when compared to the third quarter and first nine months of 1997. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was 41.8% for the third quarter and 41.6% for the first nine months of 1998 compared to 42.3% and 42.4%, respectively for the same periods of 1997.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 1998 was $191.1 million. The cash outflow from operating activities related primarily to the first quarter 1998 payment of $265.7 million in income taxes, resulting from the gain on the October 15, 1997 sale of newspaper and television operations. Net cash inflows from investing activities were $230.3 million for the first nine months of 1998 compared to net cash outflows of $136.0 million for the first nine months of 1997. The cash inflows from investing activities in 1998 was primarily attributable to sales and maturities of marketable securities totaling $259.8 million, the proceeds of which were used to help fund the Company's tax payments made in the first quarter of 1998, while the cash outflows from investing activities in 1997 is attributable to the acquisition of the ABC Shoppers Group in September 1997. Net cash outflows from financing activities were $63.6 million compared to net cash inflows of $62.2 million in 1997. The cash outflow from financing activities in 1998 is attributable primarily to the repurchase of treasury stock in the second and third quarters of 1998, while the cash inflow from financing activities in 1997 is attributable primarily to additional borrowings to fund the ABC Shoppers Group acquisition in September 1997.

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

Acquisition

On August 3, 1998, the Company acquired Cornerstone Integrated Services of Austin, TX, a leading provider of technical and marketing support services to major computer hardware and software manufacturers.

Recent Developments

On November 13, 1998, the Company acquired Printing Management Systems, Inc. of Bellmawr, New Jersey, a leading provider of integrated direct marketing services.

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

Postal Rates -- The Company's shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company's shopper business. The present standard postage rates went into effect in July 1995, and the next increase is expected January 1, 1999. Postal rates also influence the demand for the Company's direct marketing services even though the cost of mailings is borne by the Company's customers and is not directly reflected in the Company's revenues or expenses.

Newsprint Prices -- Newsprint represents a substantial expense in the Company's shopper operations. In recent years newsprint prices have fluctuated widely, and such fluctuations can materially affect the results of the Company's operations.

Economic Conditions -- Changes in national economic conditions can affect levels of advertising expenditures generally, and such changes can affect each of the Company's businesses. In addition, revenues from the Company's shopper business are dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct marketing revenues are dependent on national and international economics.

Year 2000 Issue - The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Accordingly, computer systems that rely on two digits to define an applicable year may recognize a date using "00" as the year 1900, rather than the Year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process or transmit data or engage in normal business activities.

The Company relies on computer hardware, information technology ("IT Systems") and non-information technology systems ("Non-IT Systems") to operate its business. IT Systems are used in the creation and delivery of the Company's products and services, as well as, the Company's internal operations such as billing and accounting. IT Systems include systems which use information provided by third-party data suppliers to update the Company's databases. The Company also relies on Non-IT Systems (primarily consisting of embedded technology), such as microprocessors in tape drives, printing and inserting equipment, and elevators, and on utilities, such as telecommunications and power.

The Company has defined Year 2000 Compliant to mean that a process will continue to run in the same manner when dealing with dates on or after January 1, 2000, as it did before January 1, 2000. The Company has conducted a comprehensive review of its IT Systems and Non-IT Systems to identify those that could be affected by the Year 2000 Issue, and has developed a remediation plan to resolve the issue. The most important areas of focus of the Company's Year 2000 remediation plan are the Company's products and services (including its databases, software that manipulates these databases and software provided to customers); business operation support systems (billing, ordering, tracking systems, payroll and technical infrastructure (such as LANs, mail systems and websites)); and suppliers, facilities and equipment. The Company is utilizing both internal and external resources to correct or reprogram, and test the systems for the Year 2000 compliance.

The Company's compliance objectives include products and services the Company has provided to customers in the past and will provide to customers in the future; all internal operating software systems and equipment; and the services, products, equipment and systems the Company has obtained and will obtain in the future from outside vendors. The Company's first objective was to remediate all products and services the Company has, or will provide, to customers. This included informing customers of their need to make their applications Year 2000 compliant to provide or accept associated files for services provided by the Company. This objective was deemed the top priority and was initiated in late 1997. In early 1998, the Company initiated action to remediate all internal business operation support systems, and the associated equipment it runs on. As part of this process, the Company developed a standard Year 2000 compliance certification memorandum to be sent to all vendors who have or are currently providing products or services to the Company, revised customer standard contract language to include a Year 2000 statement, and instituted a review process for formally responding to customer inquiries on the Company's Year 2000 compliance plans and status. The Company is also in the process of contacting its critical suppliers and other entities to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. While the Company has not been informed of any material risks associated with these entities, there is no guarantee that the systems of these critical suppliers or other entities on which the Company relies, will be timely converted and will not have an adverse effect on the Company's systems or operations. In addition to the above, the Company formed a Year 2000 Compliance Council in June 1998 to monitor the status of compliance efforts and to ensure that all compliance issues are consistently addressed.

The Company's Year 2000 remediation plan consists of four key phases:
Inventory/Assessment, Repair/Replacement, Testing and Compliance/Internal Certification. As related to the Company's products and services, the Company is 100%, 80%, 60% and 60% completed, respectively. With regards to business operation support systems, the Company is 100%, 60%, 40%, and 40% completed, respectively. Finally, suppliers, facilities and equipment are 70%, 40%, 20% and 20% completed, respectively. It is anticipated that all reprogramming and testing efforts will be completed by March 31, 1999; however, the Company can provide no assurance in this regard.

The Company has expensed $1.5 million of cost incurred to date related to the Year 2000 Issue. The total remaining cost of the Year 2000 project is presently estimated at $2.5 million, which will be expensed as incurred. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this areas and the ability to locate and correct all relevant computer codes.

The Company presently believes that with modifications to existing software and, in certain instances, conversions to new software, the Year 2000 Issue can be mitigated. As noted above, the Company has not yet completed all necessary phases of the Year 2000 remediation program. In the event that the Company does not complete any additional phases, it could experience disruptions in its operations, including among other things, a temporary inability to fulfill customer direct marketing requests (such as sales leads and personalized mailings), process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Year 2000 Issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency plans are currently being developed and are anticipated to be completed by March 31, 1999. This includes developing contingency plans for products and services, as well as business operation support systems. Contingency plans already in the development process include identifying alternate providers in case the primary providers cannot meet delivery requirements, and providing specific 100-year interval windowing techniques to customers in the event their applications could not be made Year 2000 compliant.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                 (a)   Exhibits.  See index to Exhibits on Page 20.

                 (b) No Form 8-K has been filed during the three months ended September 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                  HARTE-HANKS, INC.





     November 13, 1998                          /s/  Jacques D. Kerrest
     -----------------                       ----------------------------------
           Date                                    Jacques D. Kerrest
                                            Senior Vice President, Finance and
                                         Chief Financial and Accounting Officer


Exhibit
  No.                                Description of Exhibit                                      Page No.
-------         -------------------------------------------------------------------            -------------
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

3(b)            Amended and Restated Bylaws (filed as Exhibit 3(b) to the
                Company's Registration Statement No. 33-69202 and incorporated by reference herein).

3(c)            Amendment dated April 30, 1996 to Amended and Restated
                Certificate of Incorporation (filed as Exhibit 3(c) to the
                Company's Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

3(d) Amendment dated May 5, 1998 to Amended and Restated Certificate of Incorporation (filed as Exhibit 3(d) to the Company's Form
                10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

3(e) Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company's Form
                10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

4(a) Long term debt instruments are not being filed pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Copies of such instruments will be furnished to the Commission upon request.


Exhibit
  No.                                Description of Exhibit                                      Page No.
-------         -------------------------------------------------------------------            -------------

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

10(f)           Harte-Hanks Communications, Inc. 1996 Incentive Compensation
                Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

10(g)           Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan
                (filed as Exhibit 10(g) to the Company's Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(h) Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company's Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

*11             Statement Regarding Computation of Net Income (Loss) Per Common
                Share                                                                                           22

*21             Subsidiaries of the Company.                                                                    23

*27             Financial Data Schedule.                                                                        24

---------------------
*Filed herewith

                                 EXHIBIT INDEX

Exhibit No.                      Description
-----------                    ----------------

    11            Statement Regarding Computation of Net Income (Loss) Per
                  Common Share

    21            Subsidiaries of the Company.

    27            Financial Data Schedule.