Form 10-K405
period 1998-12-31
HARTE HANKS INC
filed 1999-03-29
CIK 45919

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM _________TO __________

                          COMMISSION FILE NUMBER 1-7120

                             ----------------------

                     HARTE-HANKS, INC. (formerly HARTE-HANKS
                              COMMUNICATIONS, INC.)
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

                             ----------------------

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

                                      None
                                      ----
                                (Title of class)

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
                                             ----    ----

         Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                             ----

         Aggregate market value of the Company's voting stock held by non-affiliates on March 15, 1999, based on the $27.00 per share closing price for the Company's Common Stock on the New York Stock Exchange on such date: approximately $1,256,000,000.

SHARES OUTSTANDING AT MARCH 15, 1999:
    Common Stock - 70,978,871 shares

DOCUMENTS INCORPORATED BY REFERENCE:
         The Company's Annual Report to Stockholders for the year ended December 31, 1998 (incorporated in Part II to the extent provided in Items 5, 6, 7 and 8 hereof).

         Definitive Proxy Statement for the Company's May 4, 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11 and 12 hereof).

================================================================================

                                Harte-Hanks, Inc.
                                Table of Contents
                                Form 10-K Report
                                December 31, 1998

Part I                                                                                                      Page
                                                                                                            ----
      Item 1.              Business                                                                           3

      Item 2.              Properties                                                                         3

      Item 3.              Legal Proceedings                                                                 11

      Item 4.              Submission of Matters to a Vote of Security Holders                               11


Part II

      Item 5.              Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                               11

      Item 6.              Selected Financial Data                                                           11

      Item 7.              Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                               11

      Item 7A.             Quantitative and Qualitative Disclosures About Market Risk                        12

      Item 8.              Financial Statements and Supplementary Data                                       12

      Item 9.              Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                               12

Part III

      Item 10.             Directors and Executive Officers of the Registrant                                12

      Item 11.             Executive Compensation                                                            12

      Item 12.             Security Ownership of Certain Beneficial Owners and
                           Management                                                                        12

      Item 13.             Certain Relationships and Related Transactions                                    12


Part IV

      Item 14.             Exhibits, Financial Statement Schedules and Reports on
                           Form 8-K.                                                                         13

Signatures                                                                                                   17

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

         The Company's shopper business operates in selected local and regional markets throughout the United States, while its direct marketing business operates both nationally and internationally. The Company believes that marketing is undergoing a transition from traditional mass media marketing to targeted marketing, or to one-to-one customer relationships. The transition is being driven by the increasing sophistication and efficiency of computer technology and a growing need among marketers to customize the products and services they offer to individuals. Direct marketing, which represents 66.0% of the Company's revenue, is leading the movement toward highly targeted and relationship marketing. The Company's shopper business applies similar targeting principles as direct marketing. Harte-Hanks' strategy is based on five key elements: being a market leader in each of its businesses; increasing revenues through growing its base businesses, introducing new products, entering new markets and making acquisitions; using technology to create competitive advantage; employing people who can partner effectively with its clients; and creating shareholder value. Company revenues from continuing operations totaled $748.5 million in 1998.

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

DIRECT MARKETING

GENERAL

         Harte-Hanks operates a national and international direct marketing business offering a broad range of specialized, coordinated and integrated services. The Company utilizes advanced technologies to enable its clients to identify, reach, influence and nurture their customers. The Company believes that developments in computer technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct marketing services. Harte-Hanks' direct marketing customers include many of America's largest retailers, banks, mutual funds companies, pharmaceutical companies, healthcare organizations, insurance companies and high technology firms, along with a growing number of customers in such emerging markets as telecommunications, automotive, utilities and travel. Its client base is both domestic and international. In 1998, Harte-Hanks Direct Marketing had revenues of $493.9 million, which accounted for 66.0% of the Company's revenues.

         Harte-Hanks Direct Marketing offers a complete range of specialized, coordinated and integrated direct marketing services from a single source. These services are organized into three broad sectors - response management, database marketing and marketing services.

         In 1998, Harte-Hanks made three acquisitions in its direct marketing business segment. In the response management sector, Harte-Hanks expanded its services to the high-tech industry through the acquisition of Cornerstone Integrated Services of Austin, Texas, a leading provider of technical and marketing support services to major computer hardware and software manufacturers. Harte-Hanks expanded its new media services capabilities through the acquisition of Spectral Resources Inc. of Woodstock, New York. Spectral specializes in the development and production of online, PC- and CD-ROM based interactive programs primarily for pharmaceutical companies, and its expertise will be integrated across all company offerings in 1999. Harte-Hanks also acquired Printing Management Systems, Inc., a leading provider of direct marketing services geared to addressing clients' needs in database marketing, inventory control, information processing, fulfillment and direct mail.

RESPONSE MANAGEMENT

         Harte-Hanks Response Management manages the inquiries clients receive from their marketing efforts, whether it is from 1-800 numbers, trade shows, fax programs or World Wide Web sites. These leads are qualified, tracked and distributed both to the appropriate sales channels as well as to client management for analysis and decision making. Many of these leads are processed and distributed over the Internet, accounting for more than 7 million transactions in 1998, an increase of more than 120% over 1997. In addition to qualifying and distributing sales leads, the Internet is being used to register attendees for seminars and training events and to manage open-ended electronic mail responses traditionally handled by phone. Additionally, for an international client, the Company has developed and implemented a web-based lead generation system designed to deliver sales leads to agencies around the world and to provide "closed-loop" management tools.

         The Company increased its Internet-driven opportunities by the July acquisition of Cornerstone Integrated Services, a leading provider of technical and marketing support to the technology industry. Another positive development was the agreement signed with Acuity Corporation, an Austin-based supplier of real-time, web-based solutions for customer support and e-commerce. These additions allow comprehensive, coordinated programs, from pre-sale, sale and post-sale services. With these fortifications, the Company now provides multiple options for live interaction, e-commerce and e-fulfillment, e-mail response services, online conferencing, real-time data access, online event registration, knowledge base for customer support, and project management tools.

         Using proprietary software, the Company also builds contact databases for its clients using the information gained from these response management activities. These databases help clients measure the return on their marketing communications and make more informed decisions about future marketing efforts.

         The Company provides response management services at its Austin, Los Angeles, Framingham, Massachusetts, Brockton, Massachusetts and Langhorne facilities. These centers have some industry specialization and are linked together to support certain clients that have volume spikes or high growth needs.

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

         In most cases, these databases are delivered for use on clients' personal computers, networks or workstations, where the Company's P/CIS(R) software applications help clients predict the likely results of marketing promotions and track recipients' buying behavior. The Company recently announced a new software application that extends marketing campaign management capabilities by providing an open, scalable architecture that is designed to work with relational databases while meeting common technology standards. Relational databases are built for clients from a range of facilities, each specializing in specific market segments. These are moved to the client's site or maintained at Harte-Hanks with on-line access to client locations. The Company's new Relationship Builder(TM) product is a combination of software tools and processes to construct and maintain customer centric databases. R2Segment(TM) is a data analysis product that creates rapid access to client data. In addition to building a client's database and installing the software, Harte-Hanks Direct Marketing performs regular database updates and offers its stand-alone software module Trillium(R) for clients who want to integrate data quality capabilities into their data warehouse.

         In addition, the Company operates as a service bureau for clients who need it, preparing list selections, maximizing deliverability and reducing clients' mailing costs through sophisticated postal coding, hygiene and address updates through a non-exclusive National Change of Address license with the U.S. Postal Service.

         Database services are marketed to specific industries or markets with software tailored to each industry or market. Having established the basic technological foundation, the Company is able to provide database services to new industries and markets by modifying its existing technology. The Company currently provides database services to all of its primary markets in addition to a range of emerging markets where a specialized group has been formed to support the commitment to expand market coverage.

         As a further extension of the client's marketing arm, Harte-Hanks provides marketing research and analytics services. Specific capabilities include tracking and reporting, media analysis, modeling, database profiling, primary data collection, marketing applications, consulting and program development.

         From the data and the analysis come the translation into marketing programs. Increasingly our clients seek an execution approach as part of the data-based offerings. These are accomplished from our database agencies which create the plan to manage direct marketing communication efforts. These efforts, which have a base in the health care/insurance and telecommunication businesses were expanded into retail and utilities and will further expand into other markets. The capabilities of the database services group was increased by the formation of an Internet marketing arm which includes the recently acquired Spectral Resources. During 1999, Spectral Resources will be renamed Harte-Hanks Interactive.

         The Company also provides database services internationally through offices in Melbourne, Australia; Sao Paulo, Brazil; London, England; and Toronto, Canada.

MARKETING SERVICES

         Harte-Hanks provides a variety of services to help clients develop and execute targeted marketing communication programs. These include such upfront services as creative and graphics, along with back-end services such as printing, personalization of communication pieces using laser and inkjet printing, target mail and fulfillment, and transportation logistics.

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

SALES AND MARKETING

         Harte-Hanks' national direct marketing sales forces are headquartered in Cincinnati, Ohio, with additional offices maintained throughout the United States and in Toronto, Canada; London, England; Sao Paulo, Brazil; Melbourne, Australia and Hasselt, Belgium. Additionally, the Company has affiliates in Singapore. The sales forces, with industry specific knowledge and experience, emphasize cross-selling the range of direct marketing services and are supported by employees in each sector. The overall sales focus is to position Harte-Hanks as a marketing partner and a single-source solution for a client's targeted marketing needs.

         The Company generally charges transaction-related fees each time it provides direct marketing services. For certain database projects, it charges a one-time, negotiated fee to build a database, plus an additional fee each time the database is updated. There are often consulting and account management fees associated with response management and planning fees for many of the data-based solutions.

FACILITIES

         Direct marketing services are provided at the following facilities:

RESPONSE MANAGEMENT                                    MARKETING SERVICES (CONTINUED)
Austin, Texas                                          Bellmawr, New Jersey
Brockton, Massachusetts                                Cincinnati, Ohio
Cherry Hill, New Jersey                                Dallas/Fort Worth, Texas
Clearwater, Florida                                    Deerfield Beach, Florida
Framingham, Massachusetts                              Forty Fort, Pennsylvania
Langhorne, Pennsylvania                                Fullerton, California
Los Angeles, California                                Jacksonville, Florida
                                                       Kansas City, Kansas
DATABASE MARKETING                                     New York, New York
Baltimore, Maryland                                    Westville, New Jersey
Billerica, Massachusetts
Heathrow, Florida                                      NATIONAL SALES HEADQUARTERS
Kansas City, Kansas                                    Cincinnati, Ohio
Langhorne, Pennsylvania                                Kansas City, Kansas
New York, New York
Piscataway, New Jersey                                 INTERNATIONAL OFFICES
River Edge, New Jersey                                 Hasselt, Belgium
South Belmar, New Jersey                               London, England
Woodstock, New York                                    Melbourne, Australia
                                                       Sao Paulo, Brazil
MARKETING SERVICES                                     Toronto, Canada
Baltimore, Maryland

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

SHOPPERS

GENERAL

         Harte-Hanks is the largest publisher of advertising shoppers in North America based on weekly circulation and revenues, and the only national targeted media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications delivered free by third-class mail to all households in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.

         As of December 31, 1998, Shoppers delivered 9.2 million shopper packages to 8.9 million households in four major markets each week covering the greater Los Angeles market (Los Angeles County, Orange County, Riverside County, San Bernardino County, Ventura County, and Kern County), the greater San Diego market, Northern California (San Jose and Sacramento) and South Florida. (Shopper publications overlap in approximately 300,000 households in South Orange County and South Riverside County in California.) The Company's California publications account for 88% of Shopper's weekly circulation.

         Harte-Hanks publishes 775 individual shopper editions each week distributed to zones of approximately 11,800 households each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. The Company believes that its zoning capabilities and production technologies have enabled it to saturate and target areas in a number of ways including, geographic, demographic, lifestyles, behavioral and language. This allows its advertisers to effectively target their customers. The Company's strategy is to increase its share of local advertising in its existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas and make selective acquisitions. In 1998, Harte-Hanks Shoppers had revenues of $254.6 million, accounting for approximately 34.0% of the Company's revenues.

         During the period 1995 through 1998, 700,000 households were added to the Company's shopper circulation through internal expansion. The Company believes that expansions provide increased revenues and operating income as the publications in these new areas mature. In addition to internal expansion, Harte-Hanks Shoppers added 2.0 million households to its California circulation with the acquisition of the ABC Shoppers Group from an indirect subsidiary of The Walt Disney Company in October 1997. The Company now reaches 7.8 million households in California, or nearly 70% of the state's total.

PUBLICATIONS

         Harte-Hanks Shoppers are published in the Greater Los Angeles, San Diego/South Orange and South Riverside counties, Northern California and South Florida markets.

The following table sets forth certain information with respect to shopper publications:

                                                                           December 31, 1998
                                                                       ------------------------
                                                                                         Number of
Market                              Publication Name                   Circulation        Zones
------                              ----------------                   -----------        -----
Greater Los Angeles                 PennySaver/South                   4,840,000            429
                                    Coast Shopper

San Diego/South Orange              PennySaver/Bargain                 1,412,000            119
& South Riverside counties          Bulletin

Northern California                 PennySaver/Potpourri               1,843,000            137

South Florida                       The Flyer                          1,077,000             90
                                                                       ---------             --

Total:                                                                 9,172,000            775

         Shopper publications contain classified and display advertising and are primarily delivered to consumers' homes by third-class saturation mail. The typical shopper publication contains over 42 pages and is 7 by 9-1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; "print and deliver" single-sheet inserts designed and printed by the Company; coupon books; preprinted inserts from major retail chains; and a four-color proprietary product, MARQUEE. Harte-Hanks shopper publications also offer audiotext voice mail in a pay-per-call format. In addition, shoppers also over advertising over its internet sites - thepennysaver.com for its California publications and theflyer.com for its South Florida publication.

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

SALES AND MARKETING

         The Company maintains local sales offices throughout its geographic markets and employs more than 625 commissioned sales representatives who develop both targeted and saturation advertising programs for customers. The sales organization provides service to both national and local advertisers through its telemarketing departments and field sales representatives. Shopper customers vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core customers continue to be local service businesses and small retailers. The Company is increasingly focusing its marketing efforts on larger national accounts by emphasizing its ability to deliver saturation advertising in defined zones in combination with advertising in the shopper publication.

         Additional focus is placed on particular industries/categories through the use of sales specialists. These sales specialists are primarily used to target automotive, real estate, and employment advertisers.

         The Company utilizes a proprietary sales and marketing system (SAMS) to enter customer orders directly from the field, instantly checking space availability, ad costs and other pertinent information. A paperless order entry system on a Unix platform, SAMS has built-in error-reducing safeguards, minimizing costly sales adjustments. In addition, SAMS facilitates placement of advertising in multiple-zoned editions. The Company has expanded SAMS so that, in addition to allowing advertising information to be entered for immediate publication, it will build a relational customer database, enabling sales personnel to access customer history by designated variables, thereby identifying similar potential customers and assisting follow-up with existing customers.

FACILITIES

         Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has five production facilities -- three in Southern California, one in Northern California and one in its Florida market -- and 32 sales offices. At the end of 1998, the Company consolidated two Northern California production facilities into one in the Sacramento area and invested in two new Goss Magnum presses. The consolidation will facilitate future expansions in the Northern California marketplace. The new press lines will reduce newsprint consumption and will provide the Northern California publications with improved color capacity.

COMPETITION

         Harte-Hanks shoppers compete primarily with metropolitan daily newspapers, shared mail packages and other local advertising media. Shoppers also compete in varying degrees for advertisers and readers with magazines, radio, broadcast and cable television, directories, internet sites, other shoppers and other communications media that operate in their markets. The Company believes that its production systems and technology, which enable it to publish separate editions in narrowly targeted zones, allow it to compete effectively, particularly in large markets with high media fragmentation.

EMPLOYEES

         As of December 31, 1998, Harte-Hanks employed 6,031 full-time employees and 1,067 part-time employees, as follows: direct marketing - 4,164 full-time and 604 part-time employees; shoppers-- 1,841 full-time and 463 part-time employees; and corporate office -- 26 full-time employees. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

FACILITIES

         Harte-Hanks' executive offices are located in San Antonio, Texas and occupy approximately 17,000 square feet in leased premises. The Company's business is conducted in facilities nationwide containing aggregate space of approximately 2.8 million square feet. Approximately 2.6 million square feet are held under leases, which expire at dates through 2014. The balance of the properties, which are used primarily in the Company's Southern California shopper operations, are owned by the Company.

YEAR 2000 ISSUE

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

         The Company relies on computer hardware, information technology ("IT Systems") and non-information technology systems ("Non-IT Systems") to operate its business. IT Systems are used in the creation and delivery of the Company's products and services, as well as the Company's internal operations such as billing and accounting. IT Systems include systems which use information provided by third-party data suppliers to update the Company's databases. The Company also relies on Non-IT Systems (primarily consisting of embedded technology), such as microprocessors in tape drives, printing and inserting equipment, and elevators, and on utilities, such as telecommunications and power.

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

         The Company's compliance objectives include products and services the Company has provided to customers in the past and will provide to customers in the future; all internal operating software systems and equipment; and the services, products, equipment and systems the Company has obtained and will obtain in the future from outside vendors. The Company's first objective was to remediate all products and services the Company has, or will provide, to customers. This included informing customers of their need to make their applications Year 2000 compliant to provide or accept associated files for services provided by the Company. This objective was deemed the top priority and was initiated in late 1997. In early 1998, the Company initiated action to remediate all internal business operation support systems and the associated equipment it runs on. As part of this process, the Company developed a standard Year 2000 compliance certification memorandum to be sent to all vendors who have or are currently providing products or services to the Company, revised customer standard contract language to include a Year 2000 statement, and instituted a review process for formally responding to customer inquiries on the Company's Year 2000 compliance plans and status. The Company has contacted its critical suppliers and other entities to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. While the Company has not been informed of any material risks associated with these entities, there is no guarantee that the systems of these critical suppliers or other entities on which the Company relies, will be timely converted and will not have an adverse effect on the Company's systems or operations. In addition to the above, the Company formed a Year 2000 Compliance Council in June 1998 to monitor the status of compliance efforts and to ensure that all compliance issues are consistently addressed.

         The Company's Year 2000 remediation plan consists of four key phases:
Inventory/Assessment, Repair/Replacement, Testing and Compliance/Internal Certification. As related to the Company's products and services, the Company is 100%, 95%, 85% and 85% completed, respectively. With regards to business operation support systems, the Company is 100%, 95%, 90%, and 90% completed, respectively. Finally, suppliers, facilities and equipment are 100%, 95%, 75% and 75% completed, respectively. It is anticipated that all reprogramming and testing efforts will be completed by June 30, 1999; however, the Company can provide no assurance in this regard.

         The Company has spent $2.8 million of cost incurred to date related to the Year 2000 Issue. The total remaining cost of the Year 2000 project is presently estimated at $1.2 million. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this areas and the ability to locate and correct all relevant computer codes.

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

         Contingency plans are currently being developed and are anticipated to be completed by June 30, 1999. This includes developing contingency plans for products and services, as well as business operation support systems. Contingency plans already in the development process include identifying alternate providers in case the primary providers cannot meet delivery requirements, and providing specific 100-year interval windowing techniques to customers in the event their applications could not be made Year 2000 compliant.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1998 at page 32.

ITEM 6. SELECTED FINANCIAL DATA

         Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1998 at page 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1998 at pages 13 through 18.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         The Company is exposed to interest rate risk primarily thorough its portfolio of cash equivalents and short-term marketable securities. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of December 31, 1998 because the Company's intention is to maintain a liquid portfolio to take advantage of investment opportunities. The Company does not use derivative financial instruments in its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference: All Consolidated Financial Statements (pages 19 through
22); all Notes to Consolidated Financial Statements (pages 23 through 30); and the Independent Auditors' Report (page 32). With the exception of the information herein expressly incorporated by reference, the Company's Annual Report to Stockholders for the year ended December 31, 1998 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. MANAGEMENT

         Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 26, 1999 for the May 4, 1999 Annual Meeting of Stockholders under the caption "Management -- Directors and Executive Officers" on pages 4 and 5.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 26, 1999 for the May 4, 1999 Annual Meeting of the Stockholders under the caption, "Executive Compensation and Other Information" on pages 6 through 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 26, 1999 for the May 4, 1999 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Principal Stockholders" on pages 3 and 4.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1998 attached hereto:

         Consolidated Balance Sheets, December 31, 1998 and 1997

         Consolidated Statements of Operations, Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows, Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity, Years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

(a) (2) The following accountants' report and financial schedule for years ending December 31, 1998, 1997 and 1996 are submitted herewith:

         Independent Auditors' Report 10-K Schedule

         Schedule II-- Valuation and Qualifying Accounts

         All other schedules are omitted as the required information is inapplicable.

(a) (3) EXHIBITS

 Exhibit
  No.                                Description of Exhibit                                    Page No.
--------                             ----------------------                                    --------


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

 Exhibit
  No.                                Description of Exhibit                                    Page No.
--------                             ----------------------                                    --------

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

10(e)           Harte-Hanks, Inc. Restoration Pension Plan
                (filed as Exhibit 10(j) to the Company's Registration Statement
                No. 33-69202 and incorporated by reference herein).

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

 Exhibit
  No.                                Description of Exhibit                                    Page No.
--------                             ----------------------                                    --------

*10(i)          Harte-Hanks, Inc. Deferred Compensation Plan                                    20

*10(j)          Amendment to Harte-Hanks, Inc. Restoration Pension Plan                         25

*11             Statement Regarding Computation of Net Income (Loss) Per Common
                Share                                                                           27

*13             Annual Report to Securityholders (only those portions incorporated
                by reference into the Form 10-K are filed herewith).                            28

*21             Subsidiaries of the Company.                                                    48

*23             Consent of KPMG LLP                                                             49

*27             Financial Data Schedule.                                                        50

----------

*Filed herewith


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

14(c) Exhibits -- The response to this portion of item 14 is submitted as a separate section of this report on pages 20 to 50.

14(d) Financial Statement Schedule -- The response to this portion of Item 14 is submitted as a separate section of this report on page 19.


         The agreements set forth above describe the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte-Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HARTE-HANKS, INC.

                                   By:      /s/ Larry Franklin
                                       -----------------------------------------
                                                   Larry Franklin
                                          President & Chief Executive Officer


                                   By:     /s/ Jacques D. Kerrest
                                       -----------------------------------------
                                              Jacques D. Kerrest
                                        Senior Vice President, Finance and
                                        Chief Financial and Accounting Officer




Date:    March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

          /s/  Houston H. Harte                                              /s/  Christopher M. Harte
-----------------------------------------                          -----------------------------------------
Houston H. Harte, Chairman                                         Christopher M. Harte, Director


          /s/  Larry Franklin                                                /s/  James L. Johnson
-----------------------------------------                          -----------------------------------------
Larry Franklin, Director                                           James L. Johnson, Director


          /s/  Richard M. Hochhauser                                         /s/  David L. Copeland
-----------------------------------------                          -----------------------------------------
Richard M. Hochhauser, Director                                    David L. Copeland, Director


          /s/  Dr. Peter T. Flawn
-----------------------------------------
Dr. Peter T. Flawn, Director

                   INDEPENDENT AUDITORS' REPORT 10-K SCHEDULE


The Board of Directors and Stockholders
Harte-Hanks, Inc.:

Under date of January 25, 1999, we reported on the consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               /s/ KPMG LLP


San Antonio, Texas
January 25, 1999

                       Harte-Hanks, Inc. and Subsidiaries

                          Financial Statement Schedule


                                   Schedule II
                        Valuation and Qualifying Accounts

                                 (in thousands)



                                                            Additions
                                          Balance at       Charged to                           Balance
                                          Beginning         Costs and                            at End
          Description                      of Year          Expenses        Deductions          of Year
---------------------------------        ----------        ----------        ----------        ----------
Allowance for doubtful accounts:

   Year ended December 31, 1998 ....     $    2,835        $    2,193        $    1,782        $    3,246
                                         ==========        ==========        ==========        ==========

   Year ended December 31, 1997 ....     $    1,121        $    4,050        $    2,336        $    2,835
                                         ==========        ==========        ==========        ==========

   Year ended December 31, 1996 ....     $    1,761        $    1,457        $    2,097        $    1,121
                                         ==========        ==========        ==========        ==========


                                 EXHIBIT INDEX

 Exhibit
  No.                                Description of Exhibit                                    Page No.
--------                             ----------------------                                    --------

*10(i)          Harte-Hanks, Inc. Deferred Compensation Plan                                    20

*10(j)          Amendment to Harte-Hanks, Inc. Restoration Pension Plan                         25

*11             Statement Regarding Computation of Net Income (Loss) Per Common
                Share                                                                           27

*13             Annual Report to Securityholders (only those portions incorporated
                by reference into the Form 10-K are filed herewith).                            28

*21             Subsidiaries of the Company.                                                    48

*23             Consent of KPMG LLP                                                             49

*27             Financial Data Schedule.                                                        50

----------

*Filed herewith