Form 10-Q
period 1999-03-31
HARTE HANKS INC
filed 1999-05-13
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934



For the quarterly period ended March 31, 1999
                               --------------

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-7120
                      -------


                                HARTE-HANKS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



           Delaware                                           74-1677284
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


           200 Concord Plaza Drive, San Antonio, Texas           78216
           --------------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 71,052,380 shares as of April 30, 1999.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 March 31, 1999



                                                                               Page
                                                                               ----
Part I. Financial Information

     Item 1.  Interim Condensed Consolidated Financial
              Statements (Unaudited)

                 Condensed Consolidated Balance Sheets -
                 March 31, 1999 and December 31, 1998                           3

                 Consolidated Statements of Operations -
                 Three months ended March 31, 1999 and 1998                     4

                 Consolidated Statements of Cash Flows -
                 Three months ended March 31, 1999 and 1998                     5

                 Consolidated Statements of Stockholders' Equity -
                 Three months ended March 31, 1999 and 1998                     6

                 Notes to Interim Condensed Consolidated Financial
                 Statements                                                     7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               9


Part II.      Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                 14

          (a)  Exhibits

          (b)  Reports on Form 8-K

     Signature                                                                 15

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
--------------------------------------------------------------------------------
(Unaudited)



                                                              March 31,       December 31,
                                                                1999             1998
                                                            ------------      ------------
Assets
  Current assets
     Cash and cash equivalents ........................     $     32,568      $     30,367
     Short-term investments ...........................          150,531           138,874
     Accounts receivable, net .........................          126,744           127,518
     Inventory ........................................            4,420             6,485
     Prepaid expenses .................................            8,814             8,727
     Current deferred income tax asset ................            8,473             8,339
     Other current assets .............................            4,773             5,503
                                                            ------------      ------------
        Total current assets ..........................          336,323           325,813

  Property, plant and equipment, net ..................           93,698            92,274
  Goodwill, net .......................................          289,162           290,831
  Other assets ........................................            6,840             6,295
                                                            ------------      ------------
        Total assets ..................................     $    726,023      $    715,213
                                                            ============      ============


Liabilities and Stockholders' Equity
  Current liabilities
     Accounts payable .................................     $     58,842      $     56,397
     Accrued payroll and related expenses .............           17,518            23,208
     Customer deposits and unearned revenue ...........           23,573            23,139
     Income taxes payable .............................           15,626             8,412
     Other current liabilities ........................            3,393             5,328
                                                            ------------      ------------
        Total current liabilities .....................          118,952           116,484

  Other long term liabilities .........................           25,370            21,638
                                                            ------------      ------------
        Total liabilities .............................          144,322           138,122
                                                            ------------      ------------

Stockholders' equity
  Common stock, $1 par value, 250,000,000 shares
     authorized.  76,076,421 and 75,789,355 shares
     issued at March 31, 1999 and December 31,
     1998, respectively ...............................           76,076            75,789
  Additional paid-in capital ..........................          192,815           189,698
  Retained earnings ...................................          439,913           425,999
                                                            ------------      ------------
                                                                 708,804           691,486
  Less treasury stock:  5,032,990 and 4,531,303
    shares at cost at March 31, 1999 and
    December 31, 1998, respectively ...................         (127,103)         (114,395)
                                                            ------------      ------------
    Total stockholders' equity ........................          581,701           577,091
                                                            ------------      ------------
    Total liabilities and stockholders' equity ........     $    726,023      $    715,213
                                                            ============      ============



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)



                                                             Three Months Ended March 31,
                                                            ------------------------------
                                                               1999               1998
                                                            ------------      ------------

Operating revenues ....................................     $    188,128      $    177,673
                                                            ------------      ------------
Operating expenses
   Payroll ............................................           70,852            66,834
   Production and distribution ........................           69,408            67,181
   Advertising, selling, general and administrative ...           16,047            17,241
   Depreciation .......................................            5,358             5,366
   Goodwill amortization ..............................            2,362             1,926
                                                            ------------      ------------
                                                                 164,027           158,548
                                                            ------------      ------------
Operating income ......................................           24,101            19,125
                                                            ------------      ------------
Other expenses (income)
   Interest expense ...................................               41                70
   Interest income ....................................           (2,098)           (5,615)
   Other, net .........................................              100               693
                                                            ------------      ------------
                                                                  (1,957)           (4,852)
                                                            ------------      ------------
Income before income taxes ............................           26,058            23,977
Income tax expense ....................................           10,724             9,872
                                                            ------------      ------------
Net income ............................................     $     15,334      $     14,105
                                                            ============      ============

Basic:
   Earnings per common share ..........................     $       0.22      $       0.19
                                                            ============      ============

   Weighted-average common shares outstanding .........           71,193            73,481
                                                            ============      ============
Diluted:
   Earnings per common share ..........................     $       0.21      $       0.18
                                                            ============      ============
   Weighted-average common and common equivalent
     shares outstanding ...............................           73,605            77,128
                                                            ============      ============





See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)


                                                                   Three Months Ended March 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------

Operating Activities
   Net income ..............................................     $     15,334      $     14,105
   Adjustments to reconcile net income to cash (used in)
      provided by operating activities:
      Depreciation .........................................            5,358             5,366
      Goodwill amortization ................................            2,362             1,926
      Amortization of option-related compensation ..........              191               216
      Deferred income taxes ................................            2,584               104
      Other, net ...........................................              444              (236)
   Changes in operating assets and liabilities, net of
        acquisitions:
      Decrease (increase) in accounts receivable, net .......             774               (34)
      Decrease in inventory ................................            2,065               604
      Decrease (increase) in prepaid expenses and other
         current assets ....................................              643            (1,200)
      Increase in accounts payable .........................            2,445             3,710
      Increase in other accrued expenses
         and other liabilities .............................               23             3,303
      Other, net ...........................................              293             1,012
                                                                 ------------      ------------
         Net cash provided by continuing operations ........           32,516            28,876
                                                                 ------------      ------------
   Net cash used in discontinued operating activities ......               --          (265,650)
                                                                 ------------      ------------
         Net cash (used in) provided by operating
           activities ......................................           32,516          (236,774)
                                                                 ------------      ------------
Investing Activities
   Acquisitions ............................................             (414)           (2,275)
   Purchases of property, plant and equipment ..............           (6,907)           (4,078)
   Proceeds from sale of property, plant and equipment .....               26               183
   Net (purchases) sales and maturities of
      available-for-sale short-term investments ............          (11,657)          220,564
                                                                 ------------      ------------
         Net cash provided by (used in) investing
           activities ......................................          (18,952)          214,394
                                                                 ------------      ------------
Financing Activities
   Issuance of common stock ................................            2,757             2,486
   Purchase of treasury stock ..............................          (12,724)               --
   Issuance of treasury stock ..............................               24                --
   Dividends paid ..........................................           (1,420)           (1,104)
                                                                 ------------      ------------
         Net cash (used in) provided by financing
           activities ......................................          (11,363)            1,382
                                                                 ------------      ------------
   Net increase (decrease) in cash .........................            2,201           (20,998)
   Cash and cash equivalents at beginning of year ..........           30,367            83,675
                                                                 ------------      ------------
   Cash and cash equivalents at end of period ..............     $     32,568      $     62,677
                                                                 ============      ============



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------
(Unaudited)



                                                                                                     Accumulated
                                                       Additional                                       Other              Total
                                          Common        Paid-In        Retained       Treasury      Comprehensive      Stockholders'
In thousands                               Stock        Capital        Earnings        Stock           Income              Equity
                                       ------------- --------------- ------------- -------------- ------------------ ---------------

Balance at January 1, 1998 .........     $   74,843      $  177,238     $  362,000      $  (47,267)     $     (577)    $  566,237
Common stock issued - employee
    benefit plans ..................             54             878             --              --              --            932
Exercise of stock options ..........            359           1,217             --              --              --          1,576
Tax benefit of options
    exercised ......................             --             867             --              --              --            867
Dividends paid ($0.015 per
    share) .........................             --              --         (1,105)             --                         (1,105)
Net income .........................             --              --         14,105              --              --         14,105
Treasury stock repurchase ..........             --              --             --              --              --             --
Change in unrealized loss on
    short-term investments (net of
    tax) ...........................             --              --             --              --             444            444
                                         ----------      ----------     ----------      ----------      ----------     ----------
Balance at March 31, 1998 ..........     $   75,256      $  180,200     $  375,000      $  (42,267)     $     (133)    $  583,056
                                         ==========      ==========     ==========      ==========      ==========     ==========



Balance at January 1, 1999 .........     $   75,789      $  189,698     $  425,999      $ (114,395)     $       --     $  577,091
Common stock issued - employee
    benefit plans ..................             49           1,026             --              --              --          1,075
Exercise of stock options ..........            238           1,444             --              --              --          1,682
Tax benefit of options
    exercised ......................             --             639             --              --              --            639
Dividends paid ($0.02 per
    share) .........................             --              --         (1,420)             --              --         (1,420)
Net income .........................             --              --         15,334              --              --         15,334
Treasury stock repurchase ..........             --              --             --         (12,724)             --        (12,724)
Treasury stock issued ..............             --               8             --              16              --             24
                                         ----------      ----------     ----------      ----------      ----------     ----------
Balance at March 31, 1999 ..........     $   76,076      $  192,815     $  439,913      $ (127,103)     $       --     $  581,701
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

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - INCOME TAXES

The Company's quarterly income tax provision of $10.7 million was calculated using an effective income tax rate of approximately 41.2%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 1999. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

NOTE C - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share is as follows:



                                                                    Three Months Ended March 31,
In thousands, except per share amount                                    1999            1998
                                                                     -----------     -----------

BASIC EPS
Net Income ......................................................     $   15,334     $   14,105
                                                                      ==========     ==========

Weighted-average common shares outstanding
  used in earnings per share computations .......................         71,193         73,481
                                                                      ==========     ==========

Earnings per common share .......................................     $     0.22     $     0.19
                                                                      ==========     ==========

DILUTED EPS
Net Income ......................................................     $   15,334     $   14,105
                                                                      ==========     ==========

Shares used in earnings per share computations ..................         73,605         77,128
                                                                      ==========     ==========

Earnings per common share .......................................     $     0.21     $     0.18
                                                                      ==========     ==========

Computation of shares used in earnings per share computations:
Average outstanding common shares ...............................         71,193         73,481
Average common equivalent shares -
  dilutive effect of option shares ..............................          2,412          3,647
                                                                      ----------     ----------
Shares used in earnings per share computations ..................         73,605         77,128
                                                                      ==========     ==========

NOTE D - COMPREHENSIVE INCOME

The Company's total comprehensive income for the first quarter 1999 was equal to net income, whereas comprehensive income for the first quarter 1998 was $0.4 million more than net income.

NOTE E - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with continuing operations in two segments - direct marketing and shoppers.

Information about the Company's operations in different industry segments:


------------------------------------------------------------------------------------
                                                      Three Months Ended March 31
In thousands                                             1999              1998
------------------------------------------------------------------------------------

Operating revenues
     Direct Marketing ..........................     $    124,934      $    114,427
     Shoppers ..................................           63,194            63,246
                                                     ------------      ------------
         Total operating revenues ..............     $    188,128      $    177,673
                                                     ============      ============

Operating income
     Direct Marketing ..........................     $     17,284      $     14,076
     Shoppers ..................................            8,785             7,307
     Corporate Activities ......................           (1,968)           (2,258)
                                                     ------------      ------------
         Total operating income ................     $     24,101      $     19,125
                                                     ============      ============

Income before income taxes
     Operating income ..........................     $     24,101      $     19,125
     Interest expense ..........................              (41)              (70)
     Interest income ...........................            2,098             5,615
     Other, net ................................             (100)             (693)
                                                     ------------      ------------
         Total income before income taxes ......     $     26,058      $     23,977
                                                     ============      ============

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Operating results were as follows:


                                 THREE MONTHS ENDED
In thousands             MARCH 31, 1999   MARCH 31, 1998           CHANGE
------------             --------------   --------------           ------

Revenues                  $    188,128     $    177,673              5.9%
Operating expenses             164,027          158,548              3.5%
                          ------------     ------------
Operating income          $     24,101     $     19,125             26.0%
                          ============     ============

Net income                $     15,334     $     14,105              8.7%
                          ============     ============

Diluted earnings
   per share              $       0.21     $       0.18             16.7%
                          ============     ============

Consolidated revenues grew 5.9% to $188.1 million and operating income grew 26.0% to $24.1 million in the first quarter of 1999 when compared to the first quarter of 1998. The Company's overall growth resulted from increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1998 increased 3.5% to $164.0 million.

Net income grew 8.7% to $15.3 million, or 21 cents per share, compared to 18 cents per share on a diluted basis. The net income growth resulted from the growth in operating income offset by a decrease of $3.5 million in interest income due to larger cash and investment balances in the first quarter of 1998 since divestiture related tax payments were not made until the end of the first quarter in 1998.

DIRECT MARKETING

Direct marketing operating results were as follows:


                                          THREE MONTHS ENDED
In thousands                      MARCH 31, 1999      MARCH 31, 1998     CHANGE
------------                      --------------      --------------     ------

Revenues                            $   124,934        $   114,427          9.2%
Operating expenses                      107,650            100,351          7.3%
                                    -----------        -----------
Operating income                    $    17,284        $    14,076         22.8%
                                    ===========        ===========

Direct marketing revenues increased $10.5 million, or 9.2%, in the first quarter of 1999 compared to 1998. Revenue increases were lead by response management which had strong growth, followed by marketing services and database marketing, both of which experienced steady internal revenue growth for the quarter. Response management revenues increased due to increased inbound telemarketing and internet business with existing customers, new customer gains, and the August 1998 acquisition of Cornerstone Integrated Services. The traditional growth oriented business-to-business activities of response management had significant growth; however, total response management results were influenced by revenue declines in the outbound credit card business which began in the third quarter of 1998. The high technology industry sector contributed significantly to overall response management revenue growth. Marketing services' revenues, led by its logistics operations, increased due to increased product sales as well as new product sales to new and existing customers, primarily in the retail industry. The November 1998 acquisition of PMSI also contributed to the marketing services revenue increase. Database marketing revenues increased primarily due to the growth in database processing and software sales. The retail, insurance and pharmaceutical industries provided the largest revenue increase for database marketing.

Operating expenses increased $7.3 million, or 7.3%, in the first quarter of 1999 compared to 1998. Payroll costs increased $5.7 million due to expanded hiring to support revenue growth. Also contributing to the increased operating expenses were additional production costs of $2.1 million due to increased volumes. Depreciation and amortization expense increased $0.6 million due to goodwill associated with acquisitions and higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above.

SHOPPERS

Shopper operating results were as follows:


                                          THREE MONTHS ENDED
In thousands                      MARCH 31, 1999      MARCH 31, 1998     CHANGE
------------                      --------------      --------------     ------

Revenues                            $    63,194        $    63,246         -0.1%
Operating expenses                       54,409             55,939         -2.7%
                                    -----------        -----------
Operating income                    $     8,785        $     7,307         20.2%
                                    ===========        ===========


Shopper revenues decreased $.1 million, or -0.1%, in the first quarter of 1999 compared to 1998. Although revenues remained flat, after eliminating the revenues from the three small shopper publications in Dallas, TX, Wichita, KS and Springfield, MO, which were sold in April 1998, revenues increased $3.4 million, or 5.7%, in the first quarter of 1999 compared to 1998. Excluding the effects of the divestiture discussed above, revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods, primarily in Southern California. From a product-line perspective, Shoppers had growth in both its in-book products, primarily employment and core sales, and its distribution products, primarily 4-color glossy heatset flyers and pre-printed inserts. In the quarter, Shoppers experienced slowdown in its real-estate, automotive and personals advertising segments.

Operating expenses decreased $1.5 million, or -2.7%, in the first quarter of 1999 compared to 1998. The sale of the three small shopper publications mentioned above resulted in a $3.7 million reduction in operating expenses. Excluding the divestiture mentioned above, operating expenses increased $2.1 million, or 4.0%, in the first quarter of 1999 compared to 1998. The increase in operating expenses was primarily due to increases in postage of $1.0 million due to increased volumes, and additional production costs of $0.9 million.

Other Income and Expense

The Company realized a loss of approximately $0.4 million in the first quarter 1998 on the sale of equity securities that were held in its short-term investment portfolio.

Interest Expense/Interest Income

Interest income decreased $3.5 million in the first quarter of 1999 over the same period in 1998 due to larger cash and investment balances in the first quarter of 1998 since divestiture related tax payments were not made until the end of the first quarter in 1998.

Income Taxes

The Company's income tax expense increased $0.9 million in the first quarter compared to the first quarter of 1998. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was 41.2% for the first quarter of 1999 and 1998.

Liquidity and Capital Resources

Cash provided by operating activities of continued operations for the three months ended March 31, 1999 was $32.5 million. Net cash used by discontinued operations in 1998 of $265.7 million relates to the payment of income taxes on the 1997 sale of discontinued operations. Net cash outflows from investing activities were $19.0 million for the first three months of 1999 compared to net cash inflows of $214.4 million for the first three months of 1998. The cash inflows from investing activities in 1998 was primarily attributable to sales and maturities of marketable securities totaling $220.6 million, the proceeds of which were used to help fund the Company's tax payments made in the first quarter of 1998. Net cash outflows from financing activities were $11.4 million compared to net cash inflows of $1.4 million in 1998. The cash outflow from financing activities in 1999 is attributable primarily to the repurchase of treasury stock of $12.7 million in the first quarter of 1999.

Management believes that the net proceeds from the Company's 1997 sale of newspaper and television operations, together with cash provided from operating activities, will be sufficient to fund operations and anticipated capital service needs for the foreseeable future.

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

Postal Rates -- The Company's shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company's shopper business. The present standard postage rates went into effect in January 1999. Postal rates also influence the demand for the Company's direct marketing services even though the cost of mailings is borne by the Company's customers and is not directly reflected in the Company's revenues or expenses.

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

The Company's Year 2000 remediation plan consists of four key phases:
Inventory/Assessment, Repair/Replacement, Testing and Compliance/Internal Certification. As related to the Company's products and services, the Company is 100%, 98%, 95% and 95% completed, respectively. With regards to business operation support systems, the Company is 100%, 98%, 95%, and 95% completed, respectively. Finally, suppliers, facilities and equipment are 100%, 97%, 97%, 97% completed, respectively. The Company has completed its high priority reprogramming and testing efforts as of March 31, 1999. Some low priority items, such as voicemail system updates, will be completed by early third quarter, however the Company can provide no assurance in this regard.

The Company has spent $3.2 million of cost incurred to date related to the Year 2000 Issue. The total remaining cost of the Year 2000 project is presently estimated at $.9 million. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this areas and the ability to locate and correct all relevant computer codes.

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

Contingency plans are currently being developed and are anticipated to be completed by September 30, 1999. This includes developing contingency plans for products and services, as well as business operation support systems. Contingency plans already in the development process include identifying alternate providers in case the primary providers cannot meet delivery requirements, and providing specific 100-year interval windowing techniques to customers in the event their applications could not be made Year 2000 compliant.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits. See index to Exhibits on Page 16.

         (b) No Form 8-K has been filed during the three months ended March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                      HARTE-HANKS, INC.





        May 13, 1999                              /s/ Jacques D. Kerrest
        ------------                         -----------------------------------
           Date                                    Jacques D. Kerrest
                                             Senior Vice President, Finance and
                                                  Chief Financial Officer



Exhibit
  No.                                Description of Exhibit                             Page No.
-------                              ----------------------                             --------

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



Exhibit
  No.                                Description of Exhibit                             Page No.
-------                              ----------------------                             --------

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

10(i)           Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit
                10(i) to the Company's Form 10-K for the year ended December 31, 1998 and incorporate by reference herein).

10(j) Amendment to Harte-Hanks, Inc. Restoration Pension Plan (filed as Exhibit 10(j) to the Company's Form 10-K for the year ended
                December 31, 1998 and incorporate by reference herein).

*11             Statement Regarding Computation of Net Income (Loss) Per Common
                Share                                                                               18

*21             Subsidiaries of the Company.                                                        19

*27             Financial Data Schedule.                                                            20



---------------------
*Filed herewith