Form 10-Q
period 1999-06-30
HARTE HANKS INC
filed 1999-08-13
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended June 30, 1999
                               -------------

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission File Number 1-7120
                       ------
                                HARTE-HANKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                     74-1677284
     -------------------------------                    ----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)

200 Concord Plaza Drive, San Antonio, Texas                     78216
-------------------------------------------                   ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 69,768,535 shares as of July 31, 1999.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                  June 30, 1999


                                                                                                          Page
                                                                                                          ----
Part I. Financial Information

     Item 1.    Interim Condensed Consolidated Financial
                Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -                                                   3
                  June 30, 1999 and December 31, 1998

                  Consolidated Statements of Operations -                                                   4
                  Three months ended June 30, 1999 and 1998

                  Consolidated Statements of Operations -                                                   5
                  Six months ended June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows -                                                   6
                  Six months ended June 30, 1999 and 1998

                  Consolidated Statements of Stockholders' Equity -                                         7
                  Six months ended June 30, 1999 and 1998

                  Notes to Interim Condensed Consolidated Financial                                         8
                  Statements

     Item 2.    Management's Discussion and Analysis of Financial                                          11
                Condition and Results of Operations

Part II. Other Information

     Item 4.    Submission of Matters to a Vote of Security Holders                                        17

     Item 6.  Exhibits and Reports on Form 8-K                                                             17

          (a)     Exhibits

          (b)     Reports on Form 8-K

     Signature                                                                                             18


Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                               June 30,     December 31,
                                                                 1999           1998
                                                               --------     ------------
Assets
  Current assets
    Cash and cash equivalents.........................         $ 37,517       $ 30,367
    Short-term investments   .........................           90,045        138,874
    Accounts receivable, net..........................          129,790        127,518
    Inventory.........................................            4,106          6,485
    Prepaid expenses..................................            9,465          8,727
    Current deferred income tax asset.................            7,138          8,339
    Other current assets..............................            3,643          5,503
                                                               --------       --------
      Total current assets............................          281,704        325,813

  Property, plant and equipment, net..................          101,328         92,274
  Goodwill, net.......................................          310,156        290,831
  Other assets........................................           10,142          6,295
                                                               --------       --------
      Total assets....................................         $703,330       $715,213
                                                               ========       ========

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable..................................         $ 52,631       $ 56,397
    Accrued payroll and related expenses..............           20,894         23,208
    Customer deposits and unearned revenue............           22,665         23,139
    Income taxes payable..............................            6,143          8,412
    Other current liabilities.........................            6,182          5,328
                                                               --------       --------
      Total current liabilities.......................          108,515        116,484

  Other long term liabilities.........................           27,546         21,638
                                                               --------       --------
      Total liabilities...............................          136,061        138,122
                                                               --------       --------
  Stockholders' equity
    Common stock, $1 par value, 250,000,000 shares
    authorized. 76,255,876 and 75,789,355 shares
    issued at June 30, 1999 and December 31,
    1998, respectively..............................             76,256         75,789
  Additional paid-in capital........................            195,374        189,698
  Retained earnings.................................            457,274        425,999
                                                               --------       --------
                                                                728,904        691,486

  Less treasury stock:  6,487,341 and 4,531,303
    shares at cost at June 30, 1999 and
    December 31, 1998, respectively.................           (161,635)      (114,395)
                                                               --------       --------
    Total stockholders' equity......................            567,269        577,091
                                                               --------       --------
    Total liabilities and stockholders' equity......           $703,330       $715,213
                                                               ========       ========

See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                           1999         1998
                                                         ---------    ---------
Operating revenues ...................................   $ 197,033    $ 186,806
                                                         ---------    ---------
Operating expenses
  Payroll ............................................      70,516       65,422
  Production and distribution ........................      72,777       71,896
  Advertising, selling, general and administrative ...      14,947       15,671
  Depreciation .......................................       5,907        5,226
  Goodwill amortization ..............................       2,445        1,903
                                                         ---------    ---------
                                                           166,592      160,118
                                                         ---------    ---------
Operating income .....................................      30,441       26,688
                                                         ---------    ---------
Other expenses (income)
  Interest expense ...................................          49           59
  Interest income ....................................      (1,751)      (2,766)
  Other, net .........................................         257          168
                                                         ---------    ---------
                                                            (1,445)      (2,539)
                                                         ---------    ---------
Income before income taxes ...........................      31,886       29,227
Income tax expense ...................................      13,118       12,217
                                                         ---------    ---------
Net income ...........................................   $  18,768    $  17,010
                                                         =========    =========

Basic:
  Earnings per common share ..........................   $    0.27    $    0.23
                                                         =========    =========

  Weighted-average common shares outstanding .........      70,519       73,541
                                                         =========    =========

Diluted:
  Earnings per common share ..........................   $    0.26    $    0.22
                                                         =========    =========

  Weighted-average common and common equivalent
    shares outstanding ...............................      72,781       77,212
                                                         =========    =========

See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                           1999          1998
                                                         ---------    ---------
Operating revenues ...................................   $ 385,161    $ 364,479
                                                         ---------    ---------
Operating expenses
  Payroll ............................................     141,368      132,256
  Production and distribution ........................     142,185      139,077
  Advertising, selling, general and administrative ...      30,994       32,912
  Depreciation .......................................      11,265       10,592
  Goodwill amortization ..............................       4,807        3,829
                                                         ---------    ---------
                                                           330,619      318,666
                                                         ---------    ---------
Operating income .....................................      54,542       45,813
                                                         ---------    ---------
Other expenses (income)
  Interest expense ...................................          90          129
  Interest income ....................................      (3,849)      (8,381)
  Other, net .........................................         357          861
                                                         ---------    ---------
                                                            (3,402)      (7,391)
                                                         ---------    ---------
Income before income taxes ...........................      57,944       53,204
Income tax expense ...................................      23,842       22,089
                                                         ---------    ---------
Net income ...........................................   $  34,102    $  31,115
                                                         =========    =========

Basic:
  Earnings per common share ..........................   $    0.48    $    0.42
                                                         =========    =========

  Weighted-average common shares outstanding .........      70,856       73,511
                                                         =========    =========

Diluted:
  Earnings per common share ..........................   $    0.47    $    0.40
                                                         =========    =========

  Weighted-average common and common equivalent
    shares outstanding ...............................      73,193       77,170
                                                         =========    =========

See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                         1999         1998
                                                                       ---------    ---------
Operating Activities
   Net income ......................................................   $  34,102    $  31,115
   Adjustments to reconcile net income to cash (used in)
      provided by operating activities:
      Depreciation .................................................      11,265       10,592
      Goodwill amortization ........................................       4,807        3,829
      Amortization of option-related compensation ..................         329          290
      Deferred income taxes ........................................       4,725         (601)
      Other, net ...................................................         141          906
   Changes in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable, net ..............       2,388       (6,341)
      Decrease in inventory ........................................       2,395        1,596
      Decrease (increase) in prepaid expenses and other
         current assets ............................................       1,502       (1,135)
      (Decrease) increase in accounts payable ......................      (2,379)       2,903
      Decrease in other accrued expenses
         and other liabilities .....................................      (6,523)      (5,019)
      Other, net ...................................................      (1,496)       4,411
                                                                       ---------    ---------
         Net cash provided by continuing operations ................      51,256       42,546
                                                                       ---------    ---------
   Net cash used in discontinued operating activities ..............          --     (265,650)
                                                                       ---------    ---------
         Net cash provided by (used in) operating
           activities ..............................................      51,256     (223,104)
                                                                       ---------    ---------
Investing Activities
   Acquisitions ....................................................     (33,228)      (2,275)
   Purchases of property, plant and equipment ......................     (13,537)     (10,419)
   Proceeds from sale of property, plant and equipment .............         124          117
   Net sales and maturities of
      available-for-sale short-term investments ....................      48,829      217,293
   Other ...........................................................      (1,000)          --
                                                                       ---------    ---------
         Net cash provided by investing
           activities ..............................................       1,188      204,716
                                                                       ---------    ---------
Financing Activities
   Issuance of common stock ........................................       4,758        4,344
   Purchase of treasury stock ......................................     (47,271)      (9,850)
   Issuance of treasury stock ......................................          46           --
   Dividends paid ..................................................      (2,827)      (2,209)
                                                                       ---------    ---------
         Net cash used in financing
           activities ..............................................     (45,294)      (7,715)
                                                                       ---------    ---------

   Net increase (decrease) in cash .................................       7,150      (26,103)
   Cash and cash equivalents at beginning of year ..................      30,367       83,675
                                                                       ---------    ---------
   Cash and cash equivalents at end of period ......................   $  37,517    $  57,572
                                                                       =========    =========

See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------
(Unaudited)

                                                                                  Accumulated
                                              Additional                            Other          Total
                                  Common       Paid-in    Retained     Treasury  Comprehensive  Stockholders'
                                   Stock       Capital    Earnings      Stock       Income         Equity
                                 ---------    ---------   ---------   ---------  -------------  -------------
Balance at January 1, 1998 ...   $  74,843    $ 177,238   $ 362,000   $ (47,267)   $    (577)     $ 566,237
Common stock issued -
  employee benefit plans .....         111        1,982          --          --           --          2,093
Exercise of stock options ....         476        1,766          --          --           --          2,242
Tax benefit of options
  exercised ..................          --        1,377          --          --           --          1,377
Dividends paid ($0.03 per
  share) .....................          --           --      (2,209)         --           --         (2,209)
Net income ...................          --           --      31,115          --           --         31,115
Treasury stock repurchase ....          --           --          --      (9,850)          --         (9,850)
Change in unrealized loss on
  short-term investments
  (net of tax) ...............          --           --          --          --          577            577
                                 ---------    ---------   ---------   ---------    ---------      ---------
Balance at June 30, 1998 .....   $  75,430    $ 182,363   $ 390,906   $ (57,117)   $      --      $ 591,582
                                 =========    =========   =========   =========    =========      =========

Balance at January 1, 1999 ...   $  75,789    $ 189,698   $ 425,999   $(114,395)   $      --      $ 577,091
Common stock issued -
  employee benefit plans .....         103        2,128          --          --           --          2,231
Exercise of stock options ....         364        2,163          --          --           --          2,527
Tax benefit of options
  exercised ..................          --        1,370          --          --           --          1,370
Dividends paid ($0.04 per
  share) .....................          --           --      (2,827)         --           --         (2,827)
Net income ...................          --           --      34,102          --           --         34,102
Treasury stock repurchase ....          --           --          --     (47,271)          --        (47,271)
Treasury stock issued ........          --           15          --          31           --             46
                                 ---------    ---------   ---------   ---------    ---------      ---------
Balance at June 30, 1999 .....   $  76,256    $ 195,374   $ 457,274   $(161,635)   $      --      $ 567,269
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

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - INCOME TAXES

The Company's quarterly and six month income tax provision of $13.1 million and $23.8 million, respectively, was calculated using an effective income tax rate of approximately 41.2%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 1999. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

NOTE C - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share is as follows:


                                                             Three Months Ended June 30,
In thousands, except per share amount                             1999      1998
----------------------------------------------------------------------------------------
BASIC EPS
Net Income ...................................................   $18,768   $17,010
                                                                 =======   =======
Weighted-average common shares outstanding
  used in earnings per share computations ....................    70,519    73,541
                                                                 =======   =======

Earnings per common share ....................................   $  0.27   $  0.23
                                                                 =======   =======

DILUTED EPS
Net Income ...................................................   $18,768   $17,010
                                                                 =======   =======

Shares used in earnings per share computations ...............    72,781    77,212
                                                                 =======   =======

Earnings per common share ....................................   $  0.26   $  0.22
                                                                 =======   =======

Computation of shares used in earnings per share computations:
Average outstanding common shares ............................    70,519    73,541
Average common equivalent shares -
  dilutive effect of option shares ...........................     2,262     3,671
                                                                 -------   -------
Shares used in earnings per share computations ...............    72,781    77,212
                                                                 =======   =======


                                                              Six Months Ended June 30,
In thousands, except per share amount                             1999      1998
---------------------------------------------------------------------------------------
BASIC EPS
Net Income ...................................................   $34,102   $31,115
                                                                 =======   =======

Weighted-average common shares outstanding
  used in earnings per share computations ....................    70,856    73,511
                                                                 =======   =======

Earnings per common share ....................................   $  0.48   $  0.42
                                                                 =======   =======

DILUTED EPS
Net Income ...................................................   $34,102   $31,115
                                                                 =======   =======

Shares used in earnings per share computations ...............    73,193    77,170
                                                                 =======   =======

Earnings per common share ....................................   $  0.47   $  0.40
                                                                 =======   =======

Computation of shares used in earnings per share computations:
Average outstanding common shares ............................    70,856    73,511
Average common equivalent shares -
  dilutive effect of option shares ...........................     2,337     3,659
                                                                 -------   -------
Shares used in earnings per share computations ...............    73,193    77,170
                                                                 =======   =======

NOTE D - COMPREHENSIVE INCOME

The Company's total comprehensive income for the second quarter 1999 was equal to net income, whereas comprehensive income for the second quarter 1998 was $0.6 million greater than net income.

NOTE E - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with continuing operations in two segments - direct marketing and shoppers.

Information about the Company's operations in different industry segments:

---------------------------------------------------------------------
                                          Three Months Ended June 30,
In thousands                                  1999         1998
---------------------------------------------------------------------
Operating revenues
     Direct Marketing ...................   $ 128,985    $ 121,565
     Shoppers ...........................      68,048       65,241
                                            ---------    ---------
         Total operating revenues .......   $ 197,033    $ 186,806
                                            =========    =========

Operating income
     Direct Marketing ...................   $  18,524    $  16,564
     Shoppers ...........................      13,758       12,456
     Corporate Activities ...............      (1,841)      (2,332)
                                            ---------    ---------
         Total operating income .........   $  30,441    $  26,688
                                            =========    =========

Income before income taxes
     Operating income ...................   $  30,441    $  26,688
     Interest expense ...................         (49)         (59)
     Interest income ....................       1,751        2,766
     Other, net .........................        (257)        (168)
                                            ---------    ---------
         Total income before income taxes   $  31,886    $  29,227
                                            =========    =========

--------------------------------------------------------------------
                                           Six Months Ended June 30,
In thousands                                  1999         1998
--------------------------------------------------------------------
Operating revenues
     Direct Marketing ...................   $ 253,919    $ 235,992
     Shoppers ...........................     131,242      128,487
                                            ---------    ---------
         Total operating revenues .......   $ 385,161    $ 364,479
                                            =========    =========

Operating income
     Direct Marketing ...................   $  35,808    $  30,640
     Shoppers ...........................      22,543       19,763
     Corporate Activities ...............      (3,809)      (4,590)
                                            ---------    ---------
         Total operating income .........   $  54,542    $  45,813
                                            =========    =========

Income before income taxes
     Operating income ...................   $  54,542    $  45,813
     Interest expense ...................         (90)        (129)
     Interest income ....................       3,849        8,381
     Other, net .........................        (357)        (861)
                                            ---------    ---------
         Total income before income taxes   $  57,944    $  53,204
                                            =========    =========

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Operating results were as follows:

                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 1999     JUNE 30, 1998   CHANGE      JUNE 30, 1999     JUNE 30, 1998    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------
Revenues                      $   197,033        $  186,806        5.5%     $   385,161         $  364,479       5.7%
Operating expenses                166,592           160,118        4.0%         330,619            318,666       3.8%
                              -----------        ----------                 -----------         ----------
Operating income              $    30,441        $   26,688       14.1%     $    54,542         $   45,813      19.1%
                              ===========        ==========                 ===========         ==========

Net income                    $    18,768        $   17,010       10.3%     $    34,102         $   31,115       9.6%
                              ===========        ==========                 ===========         ==========

Diluted earnings
   per share                  $      0.26        $     0.22       18.2%     $      0.47         $     0.40      17.5%
                              ===========        ==========                 ===========         ==========

Consolidated revenues grew 5.5% to $197.0 million and operating income grew 14.1% to $30.4 million in the second quarter of 1999 when compared to the second quarter of 1998. The Company's overall growth resulted from increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1998 increased 4.0% to $166.6 million.

Net income grew 10.3% to $18.8 million, or 26 cents per share, compared to 22 cents per share on a diluted basis. The net income growth resulted from the growth in operating income offset by a decrease of $1.0 million in interest income.

DIRECT MARKETING
----------------

Direct marketing operating results were as follows:

                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 1999     JUNE 30, 1998   CHANGE      JUNE 30, 1999     JUNE 30, 1998    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------
Revenues                      $   128,985        $  121,565        6.1%     $   253,919         $  235,992       7.6%
Operating expenses                110,461           105,001        5.2%         218,111            205,352       6.2%
                              -----------        ----------                 -----------         ----------
Operating income              $    18,524        $   16,564       11.8%     $    35,808         $   30,640      16.9%
                              ===========        ==========                 ===========         ==========

Direct marketing revenues increased $7.4 million, or 6.1%, in the second quarter of 1999 compared to 1998. Revenue increases were experienced by response management which had strong growth and marketing services which experienced steady growth. Response management revenues increased due to increased inbound telemarketing and internet business with existing customers and new customer gains. The traditional growth oriented business-to-business activities of response management had significant growth; however, total response management results were influenced by revenue declines in the outbound credit card business which began in the third quarter of 1998. The high technology industry sector contributed significantly to overall response management revenue growth. Marketing services' revenues, led by its logistics operations, increased due to increased product sales as well as new product sales to new and existing customers, primarily in the retail industry. The November 1998 acquisition of Printing Management Systems, Inc. (PMSI) and the May 1999 acquisition of Direct Marketing Associates, Inc. (DMA) also contributed to the marketing services revenue increase. Database marketing revenues were soft, primarily due to slowdowns in the healthcare/managed care and insurance industries, partially offset by increases in the banking and pharmaceutical industries.

Operating expenses increased $5.5 million, or 5.2%, in the second quarter of 1999 compared to 1998. Payroll costs increased $5.5 million due to expanded hiring to support future revenue growth. General and administrative expense decreased $1.2 million due to decreased bad debt expense and decreased employee expenses. Depreciation and amortization expense increased $1.1 million due to goodwill associated with acquisitions and higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above.

Direct marketing revenues increased $17.9 million, or 7.6%, in the first six months of 1999 compared to the first six months of 1998. Response management and marketing services experienced good revenue growth, while database marketing experienced softness in the first six months of 1999, partially due to a strong first half of 1998. Overall, revenue growth resulted from increased business with both new and existing customers, particularly in services provided to the retail, high tech, government/not-for-profit and pharmaceutical industries.

Operating expenses rose $12.8 million, or 6.2%, in the first half of 1999 compared to the first half of 1998. Payroll costs increased $11.3 million due to expanded hiring to support revenue growth. In addition, production costs increased $2.2 million due to increased volumes. General and administrative expense decreased $2.5 million primarily due to decreased bad debt expense. Depreciation and amortization expense increased $1.8 million due to goodwill associated with acquisitions and higher levels of capital investment to support growth. The acquisitions mentioned above also contributed to the increased operating expenses.

SHOPPERS
--------

Shopper operating results were as follows:

                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 1999     JUNE 30, 1998   CHANGE      JUNE 30, 1999     JUNE 30, 1998    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------
Revenues                      $    68,048        $   65,241        4.3%     $   131,242         $  128,487       2.1%
Operating expenses                 54,290            52,785        2.9%         108,699            108,724       0.0%
                              -----------        ----------                 -----------         ----------
Operating income              $    13,758        $   12,456       10.5%     $    22,543         $   19,763      14.1%
                              ===========        ==========                 ===========         ==========

Shopper revenues increased $2.8 million, or 4.3%, in the second quarter of 1999 compared to 1998. Excluding the effects of three small shopper publications which were sold in April 1998, revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods, primarily in Southern California. From a product-line perspective, Shoppers had growth in both its in-book products, primarily employment and core sales, and its distribution products, primarily flyers (both 4-color glossy and non-glossy). In the quarter, Shoppers experienced slowdown in its real-estate and personals advertising segments. Pre-printed inserts remained flat during the quarter.

Operating expenses increased $1.5 million, or 2.9%, in the second quarter of 1999 compared to 1998. Excluding the divestiture mentioned above, the increase in operating expenses was primarily due to increases in payroll costs of $0.7 million, additional production costs of $1.1 million, and increased postage of $0.6 million due to increased volumes.

Shopper revenues increased $2.8 million, or 2.1%, in the first six months of 1999 compared to the first six months of 1998. Excluding the effects of the divestiture discussed above, revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods, primarily in Southern California. From a product-line perspective, Shoppers had growth in both its in-book products, primarily employment and core sales, and its distribution products, primarily flyers (both 4-color glossy and non-glossy) and pre-printed inserts. In the first half of

1999, Shoppers experienced slowdown in its real-estate and personals advertising segments.

Operating expenses remained flat in the first half of 1999 compared to the first half of 1998. Excluding the divestiture mentioned above, the increase in operating expenses was primarily due to increases in payroll costs of $0.9 million, additional production costs of $2.0 million, and increased postage of $1.6 million due to increased volumes.

Other Income and Expense
------------------------

The Company realized a loss of approximately $0.4 million in the first quarter 1998 on the sale of equity securities that were held in its investment portfolio.

Interest Expense/Interest Income
--------------------------------

Interest income decreased $1.0 million in the second quarter of 1999 and $4.5 million in the first six months of 1999 over the same periods in 1998. The decrease in the first six months of 1999 over the same period in 1998 was due to larger cash and investment balances in the first quarter of 1998 since divestiture related tax payments were not made until the end of the first quarter in 1998.

Income Taxes
------------

The Company's income tax expense increased $0.9 million in the second quarter of 1999 and $1.8 million in the first six months of 1999 compared to the same periods in 1998. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was 41.2% for the second quarter of 1999 and the first six months of 1999 compared to 41.8% and 41.5%, respectively, for the same periods of 1998.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities of continuing operations for the six months ended June 30, 1999 was $51.3 million. Net cash used by discontinued operations in 1998 of $265.7 million relates to the payment of income taxes on the 1997 sale of discontinued operations. Net cash inflows from investing activities were $1.2 million for the first six months of 1999 compared to net cash inflows of $204.7 million for the first six months of 1998. The cash inflows from investing activities in 1998 were primarily attributable to sales and maturities of marketable securities totaling $217.3 million, the proceeds of which were used to help fund the Company's tax payments made in the first quarter of 1998. Net cash outflows from financing activities were $45.3 million compared to net cash outflows of $7.7 million in 1998. The cash outflow from financing activities in 1999 is attributable primarily to the repurchase of treasury stock of $47.3 million in the first six months of 1999.

Management believes that the net proceeds from the Company's 1997 sale of newspaper and television operations, together with cash provided from operating activities, will be sufficient to fund operations and anticipated capital service needs for the foreseeable future.

Acquisitions
------------

In May, 1999, the Company acquired Direct Marketing Associates, Inc. of Baltimore, Maryland, a leading provider of integrated direct marketing services to commercial, government and non-profit organizations.

In June, 1999, the Company acquired LYNQS Newmedia of Kansas City, Missouri, a developer of internet and intranet applications for the financial services, pharmaceutical and other industries.

Factors That May Affect Future Results and Financial Condition
--------------------------------------------------------------

From time to time, in both written reports and oral statements by senior management, the Company may express its expectations regarding its future performance. These "forward-looking statements" are inherently uncertain, and investors should realize that events could turn out to be other than what senior management expected. Set forth below are some key factors which could adversely affect the Company's future performance, including its revenues, net income and earnings per share; however, the risks described below are not the only ones the Company faces. Additional risks and uncertainties that are not presently known, or that the Company currently considers immaterial, could also impair the Company's business operations.

Legislation -- There could be a material adverse impact on the Company's direct marketing business due to the enactment of legislation or industry regulations arising from public concern over consumer privacy issues. Restrictions or prohibitions could be placed upon the collection and use of information that is currently legally available.

Data Suppliers -- The Company could suffer a material adverse effect if owners of the data the Company uses were to withdraw the data. Data providers could withdraw their data if there is a competitive reason to do so or if legislation is passed restricting the use of the data.

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

Competition -- Direct marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company's direct marketing business faces competition in each of its three sectors -- response management/teleservices, database marketing, and marketing services. The Company's shopper business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers and other communications media that operate in the Company's markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve the Company's current processes and to develop new products and services could result in loss of the Company's customers to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect the Company's growth.

Qualified Personnel -- Competition for qualified technical and other personnel is intense, and the Company periodically is required to pay premium wages to attract and retain personnel. There can be no assurance that the Company will be able to continue to hire and retain sufficient qualified management, technical, sales and other personnel necessary to conduct operations successfully, particularly if the planned growth of the Company's business occurs.

Postal Rates -- The Company's shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company's shopper business. The present standard postage rates went into effect in January 1999. Postal rates also influence the demand for the Company's direct marketing services even though the cost of mailings is borne by the Company's customers and is not directly reflected in the Company's revenues or expenses. Postal increases could force direct mailers to mail fewer pieces and to target their prospects more carefully. This sort of response by direct mailers could affect the Company by decreasing the amount of processing services purchased.

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

The Company defined Year 2000 Compliant to mean that a process will continue to run in the same manner when dealing with dates on or after January 1, 2000, as it did before January 1, 2000. The Company conducted a comprehensive review of its IT Systems and Non-IT Systems to identify those that could be affected by the Year 2000 Issue, and developed a remediation plan to resolve the issue. The most important areas of focus of the Company's Year 2000 remediation plan were the Company's products and services (including its databases, software that manipulates these databases and software provided to customers); business operation support systems (billing, ordering, tracking systems, payroll and technical infrastructure (such as LANs, mail systems and websites)); and suppliers, facilities and equipment. The Company utilized both internal and external resources to correct or reprogram, and test the systems for the Year 2000 compliance.

The Company's compliance objectives included products and services the Company provided to customers in the past and will provide to customers in the future; all internal operating software systems and equipment; and the services, products, equipment and systems the Company obtained and will obtain in the future from outside vendors. The Company's first objective was to remediate all products and services the Company has, or will provide, to customers. This included informing customers of their need to make their applications Year 2000 compliant to provide or accept associated files for services provided by the Company. This objective was deemed the top priority and was initiated in late 1997. In early 1998, the Company initiated action to remediate all internal business operation support systems, and the associated equipment these systems operate on. As part of this process, the Company developed a standard Year 2000 compliance certification memorandum which was sent to all vendors who had or were currently providing products or services to the Company, revised customer standard contract language to include a Year 2000 statement, and instituted a review process for formally responding to customer inquiries on the Company's Year 2000 compliance plans and status. The Company contacted its critical suppliers and other entities to determine the extent to which the Company's interface systems were vulnerable to those third parties' failure to remediate their own Year 2000 Issues. While the Company has not been informed of any material risks associated with these entities, there is no guarantee that the systems of these critical suppliers or other entities on which the Company relies, will be timely converted and will not have an adverse effect on the Company's systems or operations. In addition to the above, the Company formed a Year 2000 Compliance Council in June 1998 which monitored the status of compliance efforts to ensure that compliance issues were consistently addressed.

The Company's Year 2000 remediation plan consisted of four key phases:
Inventory/Assessment, Repair/Replacement, Testing and Compliance/Internal Certification. As related to the Company's products and services, the Company is 100%, 100%, 98% and 98% completed, respectively. With regards to business operation support systems, the Company is 100%, 100%, 99%, and 99% completed, respectively. Finally, suppliers, facilities and equipment are 100%, 100%, 98%, 98% completed, respectively. The Company completed its high priority reprogramming efforts as of March 31, 1999, and has performed extensive testing efforts through June 30, 1999. Some items will be completed in the third quarter, mostly consisting of low priority items such as phone and voicemail system updates; however, the Company can provide no assurance in this regard. In addition, several recent acquisitions are currently being reviewed to insure that they are also Year 2000 complaint based on the Company's definition.

The Company has spent $3.85 million of cost incurred to date related to the Year 2000 Issue. The total remaining cost of the Year 2000 project is presently estimated at $.57 million. The cost of the project and the date on which the Company believed it would complete the Year 2000 modifications were based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. At this time, based on the status of the project, we believe these estimates have been achieved and actual results should not differ materially from those stated above.

Through the Company's Year 2000 review efforts, we believe that all critical areas are ready to operate in the Year 2000 and beyond. It has been our goal to manage this date change successfully without adverse affect on our employees and our customers. There can be no guarantee that the Company will not experience disruptions in its operations, including among other things, a temporary inability to fulfill customer direct marketing requests (such as sales leads and personalized mailings), process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Year 2000 Issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 4, 1999. At the meeting the stockholders were requested to vote on the following:

         To elect Houston H. Harte and Richard M. Hochhauser as Class III directors for a three-year term. The result of the vote was as follows:

                                                       For                        Withheld
                                                    ----------                    --------
         Houston H. Harte                           62,314,000                     349,026
         Richard M. Hochhauser                      62,332,724                     330,302


         The names of each director whose term of office continued are: David
         L. Copeland, Dr. Peter T. Flawn, Larry Franklin, Christopher M. Harte and James L. Johnson.

Item 6.  Exhibits and Reports on Form 8-K

                 (a) Exhibits. See index to Exhibits on Page 19.

                 (b) No Form 8-K has been filed during the three months ended
                     June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    HARTE-HANKS, INC.



           August 13, 1999                       /s/ Jacques D. Kerrest
           ---------------                 ----------------------------------
                Date                                Jacques D. Kerrest
                                           Senior Vice President, Finance and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


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

*11             Statement Regarding Computation of Net Income (Loss) Per Common
                Share.                                                                     21

*21             Subsidiaries of the Company.                                               22

*27             Financial Data Schedule.                                                   23


---------------------
*Filed herewith