Form 10-Q
period 1999-09-30
HARTE HANKS INC
filed 1999-11-12
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For the quarterly period ended September 30, 1999


         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the transition period from            to
                               -----------   ----------

Commission File Number 1-7120
                       ------


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 68,665,972 shares as of October 31, 1999.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               September 30, 1999


                                                                                                     Page
                                                                                                     ----

Part I.  Financial Information

     Item 1.  Interim Condensed Consolidated Financial
              Statements (Unaudited)

                 Condensed Consolidated Balance Sheets -                                              3
                 September 30, 1999 and December 31, 1998

                 Consolidated Statements of Operations -                                              4
                 Three months ended September 30, 1999 and 1998

                 Consolidated Statements of Operations -                                              5
                 Nine months ended September 30, 1999 and 1998

                 Consolidated Statements of Cash Flows -                                              6
                 Nine months ended September 30, 1999 and 1998

                 Consolidated Statements of Stockholders' Equity -                                    7
                 Nine months ended September 30, 1999 and 1998

                 Notes to Interim Condensed Consolidated Financial                                    8
                 Statements

     Item 2.  Management's Discussion and Analysis of Financial                                      11
              Condition and Results of Operations


Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                       18

          (a)   Exhibits

          (b)   Reports on Form 8-K

     Signature                                                                                       19

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
--------------------------------------------------------------------------------
(Unaudited)



                                                           September 30,      December 31,
                                                                1999              1998
                                                          ---------------    ---------------

Assets
  Current assets
    Cash and cash equivalents .........................   $       124,018    $        30,367
    Short-term investments ............................             2,395            138,874
    Accounts receivable, net ..........................           135,452            127,518
    Inventory .........................................             5,762              6,485
    Prepaid expenses ..................................            15,143              8,727
    Current deferred income tax asset .................             7,731              8,339
    Other current assets ..............................             5,229              5,503
                                                          ---------------    ---------------
      Total current assets ............................           295,730            325,813

  Property, plant and equipment, net ..................           102,784             92,274
  Goodwill, net .......................................           308,995            290,831
  Other assets ........................................            12,625              6,295
                                                          ---------------    ---------------
      Total assets ....................................   $       720,134    $       715,213
                                                          ===============    ===============


Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable ..................................   $        56,411    $        56,397
    Accrued payroll and related expenses ..............            22,672             23,208
    Customer deposits and unearned revenue ............            30,755             23,139
    Income taxes payable ..............................             8,972              8,412
    Other current liabilities .........................             9,520              5,328
                                                          ---------------    ---------------
      Total current liabilities .......................           128,330            116,484

  Other long term liabilities .........................            31,241             21,638
                                                          ---------------    ---------------
      Total liabilities ...............................           159,571            138,122
                                                          ---------------    ---------------

  Stockholders' equity
    Common stock, $1 par value, 250,000,000 shares
      authorized.  76,316,038 and 75,789,355 shares
      issued at September 30, 1999 and December 31,
      1998, respectively ..............................            76,316             75,789
    Additional paid-in capital ........................           196,575            189,698
    Retained earnings .................................           474,494            425,999
                                                          ---------------    ---------------
                                                                  747,385            691,486
    Less treasury stock:  7,550,883 and 4,531,303
      shares at cost at September 30, 1999 and
      December 31, 1998, respectively .................          (186,822)          (114,395)
                                                          ---------------    ---------------
      Total stockholders' equity ......................           560,563            577,091
                                                          ---------------    ---------------
      Total liabilities and stockholders' equity ......   $       720,134    $       715,213
                                                          ===============    ===============



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)


                                                           Three Months Ended September 30,
                                                          ----------------------------------
                                                                1999              1998
                                                          ---------------    ---------------

Operating revenues ....................................   $       207,632    $       183,409
                                                          ---------------    ---------------
Operating expenses
  Payroll .............................................            74,677             66,057
  Production and distribution .........................            75,336             68,644
  Advertising, selling, general and administrative ....            18,681             15,179
  Depreciation ........................................             6,097              5,135
  Goodwill amortization ...............................             2,578              1,931
                                                          ---------------    ---------------
                                                                  177,369            156,946
                                                          ---------------    ---------------
Operating income ......................................            30,263             26,463
                                                          ---------------    ---------------
Other expenses (income)
  Interest expense ....................................                67                 22
  Interest income .....................................            (1,554)            (2,772)
  Other, net ..........................................               280                139
                                                          ---------------    ---------------
                                                                   (1,207)            (2,611)
                                                          ---------------    ---------------
Income before income taxes ............................            31,470             29,074
Income tax expense ....................................            12,867             12,154
                                                          ---------------    ---------------
Net income ............................................   $        18,603    $        16,920
                                                          ===============    ===============

Basic:
  Earnings per common share ...........................   $          0.27    $          0.23
                                                          ===============    ===============


  Weighted-average common shares outstanding ..........            69,487             72,667
                                                          ===============    ===============

Diluted:
  Earnings per common share ...........................   $          0.26    $          0.22
                                                          ===============    ===============

  Weighted-average common and common equivalent
    shares outstanding ................................            71,715             76,192
                                                          ===============    ===============





See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)


                                                           Nine months ended September 30,
                                                          ----------------------------------
                                                               1999               1998
                                                          ---------------    ---------------

Operating revenues ....................................   $       592,793    $       547,888
                                                          ---------------    ---------------
Operating expenses
  Payroll .............................................           216,045            198,313
  Production and distribution .........................           217,521            207,721

  Advertising, selling, general and administrative ....            49,675             48,091
  Depreciation ........................................            17,362             15,727
  Goodwill amortization ...............................             7,385              5,760
                                                          ---------------    ---------------
                                                                  507,988            475,612
                                                          ---------------    ---------------
Operating income ......................................            84,805             72,276
                                                          ---------------    ---------------
Other expenses (income)
  Interest expense ....................................               157                151
  Interest income .....................................            (5,403)           (11,153)
  Other, net ..........................................               637              1,000
                                                          ---------------    ---------------
                                                                   (4,609)           (10,002)
                                                          ---------------    ---------------
Income before income taxes ............................            89,414             82,278
Income tax expense ....................................            36,709             34,243
                                                          ---------------    ---------------
Net income ............................................   $        52,705    $        48,035
                                                          ===============    ===============

Basic:
  Earnings per common share ...........................   $          0.75    $          0.66
                                                          ===============    ===============


Weighted-average common shares outstanding ............            70,400             73,230
                                                          ===============    ===============

Diluted:
  Earnings per common share ...........................   $          0.73    $          0.63
                                                          ===============    ===============

  Weighted-average common and common equivalent
    shares outstanding ................................            72,700             76,844
                                                          ===============    ===============





See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)



                                                                             Nine months ended September 30,
                                                                           ----------------------------------
                                                                                1999                1998
                                                                           ---------------    ---------------

Operating Activities
   Net income ..........................................................   $        52,705    $        48,035
   Adjustments to reconcile net income to cash provided
      by (used in) operating activities:
      Depreciation .....................................................            17,362             15,727
      Goodwill amortization ............................................             7,385              5,760
      Amortization of option-related compensation ......................               494                441
      Deferred income taxes ............................................             7,220              1,408
      Other, net .......................................................               224                (33)
   Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable, net .............................            (3,274)            (3,424)
      Decrease in inventory ............................................               739              2,267
      Increase in prepaid expenses and other
         current assets ................................................            (5,762)            (1,342)
      Increase in accounts payable .....................................             4,237              2,797
      Increase (decrease) in other accrued expenses
         and other liabilities .........................................             8,266               (864)
      Other, net .......................................................            (2,095)             3,784
                                                                           ---------------    ---------------
         Net cash provided by continuing operations ....................            87,501             74,556
                                                                           ---------------    ---------------
   Net cash used in discontinued operating activities ..................                --           (265,650)
                                                                           ---------------    ---------------
         Net cash provided by (used in) operating
           activities ..................................................            87,501           (191,094)
                                                                           ---------------    ---------------
Investing Activities
   Acquisitions ........................................................           (36,051)           (15,695)
   Purchases of property, plant and equipment ..........................           (21,065)           (18,982)
   Proceeds from sale of property, plant and equipment .................               488                214
   Proceeds from divestiture ...........................................                --              5,000
   Net sales and maturities of
      available-for-sale short-term investments ........................           136,479            259,765
   Other ...............................................................            (3,000)                --
                                                                           ---------------    ---------------
         Net cash provided by investing
           activities ..................................................            76,851            230,302
                                                                           ---------------    ---------------
Financing Activities
   Issuance of common stock ............................................             5,916              6,180
   Purchase of treasury stock ..........................................           (72,473)           (66,474)
   Issuance of treasury stock ..........................................                66                 --
   Dividends paid ......................................................            (4,210)            (3,304)
                                                                           ---------------    ---------------
         Net cash used in financing
           activities ..................................................           (70,701)           (63,598)
                                                                           ---------------    ---------------

   Net increase (decrease) in cash .....................................            93,651            (24,390)
   Cash and cash equivalents at beginning of year ......................            30,367             83,675
                                                                           ---------------    ---------------
   Cash and cash equivalents at end of period ..........................   $       124,018    $        59,285
                                                                           ===============    ===============


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------
(Unaudited)


                                                                                                Accumulated
                                                       Additional                                   Other          Total
                                           Common       Paid-In      Retained      Treasury     Comprehensive   Stockholders'
In thousands                               Stock        Capital      Earnings       Stock           Income          Equity
                                         ----------    ----------   ----------    ----------    -------------   -------------

Balance at January 1, 1998 ...........   $   74,843    $  177,238   $  362,000    $  (47,267)   $        (577)  $     566,237
Common stock issued - employee
    benefit plans ....................          162         2,908           --            --               --           3,070
Exercise of stock options ............          633         2,477           --            --               --           3,110
Tax benefit of options
    exercised ........................           --         2,434           --            --               --           2,434
Dividends paid ($0.03 per share) .....           --            --       (3,304)           --               --          (3,304)
Net income ...........................           --            --       48,035            --               --          48,035
Treasury stock repurchase ............           --            --           --       (66,474)              --         (66,474)
Change in unrealized loss on
    short-term investments (net of
    tax) .............................           --            --           --            --              315             315
                                         ----------    ----------   ----------    ----------    -------------   -------------
Balance at September 30,
    1998 .............................   $   75,638    $  185,057   $  406,731    $ (113,741)   $        (262)  $     553,423
                                         ==========    ==========   ==========    ==========    =============   =============



Balance at January 1, 1999 ...........   $   75,789    $  189,698   $  425,999    $ (114,395)   $          --   $     577,091
Common stock issued - employee
    benefit plans ....................          148         3,121           --            --               --           3,269
Exercise of stock options ............          379         2,268           --            --               --           2,647
Tax benefit of options
    exercised ........................           --         1,468           --            --               --           1,468
Dividends paid ($0.04 per
    share) ...........................           --            --       (4,210)           --               --          (4,210)
Net income ...........................           --            --       52,705            --               --          52,705
Treasury stock repurchase ............           --            --           --       (72,473)              --         (72,473)
Treasury stock issued ................           --            20           --            46               --              66
                                         ----------    ----------   ----------    ----------    -------------   -------------
Balance at September 30,
    1999 .............................   $   76,316    $  196,575   $  474,494    $ (186,822)   $          --   $     560,563
                                         ==========    ==========   ==========    ==========    =============   =============




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

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - INCOME TAXES

The Company's quarterly and nine month income tax provision of $12.9 million and $36.7 million, respectively, was calculated using an effective income tax rate of approximately 40.9% and 41.1%, respectively. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 1999. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

NOTE C - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share is as follows:


                                                                       Three Months Ended September 30,
In thousands, except per share amount                                       1999             1998
--------------------------------------------------------------------------------------------------------
BASIC EPS
Net Income .........................................................   $        18,603   $        16,920
                                                                       ===============   ===============

Weighted-average common shares outstanding
  used in earnings per share computations ..........................            69,487            72,667
                                                                       ===============   ===============

Earnings per common share ..........................................   $          0.27   $          0.23
                                                                       ===============   ===============

DILUTED EPS
Net Income .........................................................   $        18,603   $        16,920
                                                                       ===============   ===============

Shares used in earnings per share computations .....................            71,715            76,192
                                                                       ===============   ===============

Earnings per common share ..........................................   $          0.26   $          0.22
                                                                       ===============   ===============

Computation of shares used in earnings per share computations:
Average outstanding common shares ..................................            69,487            72,667
Average common equivalent shares -
  dilutive effect of option shares .................................             2,228             3,525
                                                                       ---------------   ---------------
Shares used in earnings per share computations .....................            71,715            76,192
                                                                       ===============   ===============

                                                                        Nine Months Ended Septmeber 30,
In thousands, except per share amount                                       1999             1998
--------------------------------------------------------------------------------------------------------

BASIC EPS
Net Income .........................................................   $        52,705   $        48,035
                                                                       ===============   ===============

Weighted-average common shares outstanding
  used in earnings per share computations ..........................            70,400            73,230
                                                                       ===============   ===============

Earnings per common share ..........................................   $          0.75   $          0.66
                                                                       ===============   ===============

DILUTED EPS
Net Income .........................................................   $        52,705   $        48,035
                                                                       ===============   ===============

Shares used in earnings per share computations .....................            72,700            76,844
                                                                       ===============   ===============

Earnings per common share ..........................................   $          0.73   $          0.63
                                                                       ===============   ===============

Computation of shares used in earnings per share computations:
Average outstanding common shares ..................................            70,400            73,230
Average common equivalent shares -
  dilutive effect of option shares .................................             2,300             3,614
                                                                       ---------------   ---------------
Shares used in earnings per share computations .....................            72,700            76,844
                                                                       ===============   ===============

NOTE D - COMPREHENSIVE INCOME

The Company's total comprehensive income for the third quarter 1999 was equal to net income, whereas comprehensive income for the third quarter 1998 was $0.3 million less than net income. Total comprehensive income for the nine months ended September 30 of 1999 was equal to net income, whereas comprehensive income was $0.3 greater than net income for the same period of 1998.

NOTE E - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with operations in two segments - direct marketing and shoppers.

Information about the Company's operations in different industry segments:


----------------------------------------------------------------------------------
                                                   Three Months Ended Sept. 30,
In thousands                                          1999               1998
----------------------------------------------------------------------------------
Operating revenues
     Direct Marketing .......................   $       137,639    $       119,590
     Shoppers ...............................            69,993             63,819
                                                ---------------    ---------------
         Total operating revenues ...........   $       207,632    $       183,409
                                                ===============    ===============

Operating income
     Direct Marketing .......................   $        18,898    $        16,721
     Shoppers ...............................            13,223             11,707
     Corporate Activities ...................            (1,858)            (1,965)
                                                ---------------    ---------------
         Total operating income .............   $        30,263    $        26,463
                                                ===============    ===============

Income before income taxes
     Operating income .......................   $        30,263    $        26,463
     Interest expense .......................               (67)               (22)
     Interest income ........................             1,554              2,772
     Other, net .............................              (280)              (139)
                                                ---------------    ---------------
         Total income before income taxes ...   $        31,470    $        29,074
                                                ===============    ===============


-----------------------------------------------------------------------------------
                                                    Nine months ended Sept. 30,
In thousands                                          1999               1998
-----------------------------------------------------------------------------------

Operating revenues
     Direct Marketing ........................   $       391,558    $       355,582
     Shoppers ................................           201,235            192,306
                                                 ---------------    ---------------
         Total operating revenues ............   $       592,793    $       547,888
                                                 ===============    ===============

Operating income
     Direct Marketing ........................   $        54,706    $        47,361
     Shoppers ................................            35,766             31,470
     Corporate Activities ....................            (5,667)            (6,555)
                                                 ---------------    ---------------
         Total operating income ..............   $        84,805    $        72,276
                                                 ===============    ===============

Income before income taxes
     Operating income ........................   $        84,805    $        72,276
     Interest expense ........................              (157)              (151)
     Interest income .........................             5,403             11,153
     Other, net ..............................              (637)            (1,000)
                                                 ---------------    ---------------
         Total income before income taxes ....   $        89,414    $        82,278
                                                 ===============    ===============

2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Operating results were as follows:


                                  THREE MONTHS ENDED                          NINE MONTHS ENDED
In thousands               SEPT. 30, 1999   SEPT. 30, 1998   CHANGE    SEPT. 30, 1999   SEPT. 30, 1998    CHANGE
------------               --------------   --------------   ------    --------------   --------------    ------
Revenues                   $      207,632   $      183,409     13.2%   $      592,793   $      547,888      8.2%
Operating expenses                177,369          156,946     13.0%          507,988          475,612      6.8%
                           --------------   --------------             --------------   --------------
Operating income           $       30,263   $       26,463     14.4%   $       84,805   $       72,276     17.3%
                           ==============   ==============             ==============   ==============

Net income                 $       18,603   $       16,920      9.9%   $       52,705   $       48,035      9.7%
                           ==============   ==============             ==============   ==============

Diluted earnings
   per share               $         0.26   $         0.22     18.2%   $         0.73   $         0.63     15.9%
                           ==============   ==============             ==============   ==============


Consolidated revenues grew 13.2% to $207.6 million and operating income grew 14.4% to $30.3 million in the third quarter of 1999 when compared to the third quarter of 1998. The Company's overall growth resulted from increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1998 increased 13.0% to $177.4 million.

Net income grew 9.9% to $18.6 million, or 26 cents per share, compared to 22 cents per share on a diluted basis. The net income growth resulted from the growth in operating income offset by a decrease of $1.2 million in interest income.

DIRECT MARKETING

Direct marketing operating results were as follows:


                                  THREE MONTHS ENDED                          NINE MONTHS ENDED
In thousands               SEPT. 30, 1999   SEPT. 30, 1998   CHANGE    SEPT. 30, 1999   SEPT. 30, 1998    CHANGE
------------               --------------   --------------   ------    --------------   --------------    ------



Revenues                   $      137,639   $      119,590     15.1%   $      391,558   $      355,582     10.1%
Operating expenses                118,741          102,869     15.4%          336,852          308,221      9.3%
                           --------------   --------------             --------------   --------------
Operating income           $       18,898   $       16,721     13.0%   $       54,706   $       47,361     15.5%
                           ==============   ==============             ==============   ==============

Direct marketing revenues increased $18.0 million, or 15.1%, in the third quarter of 1999 compared to 1998. Revenue increases were lead by response management and marketing services which both had strong growth, followed by database marketing which experienced good growth except for softness in the healthcare and managed care markets. The traditional growth oriented business-to-business activities of response management had good growth. Response management revenues increased due to increased consulting and internet business with existing customers and new customer gains. The high technology, government/not-for-profit, mutual funds and non-bank finance industry sectors contributed significantly to overall response management revenue growth. Marketing services revenues, led by its targeted mail operations, increased due to increased product sales as well as new product sales to new and existing customers, primarily in the government/not-for-profit, non-bank finance and retail industries. The November 1998 acquisition of Printing Management Systems, Inc. (PMSI) and the May 1999 acquisition of Direct Marketing Associates, Inc.
(DMA) also contributed to the marketing services revenue increase. Database marketing revenues increased primarily due to growth in database processing. The retail, pharmaceutical and insurance industries provided the largest revenue increase for database marketing, partially offset by softness in the healthcare/managed care industries. While the fourth quarter is not expected to be as strong as the third because of the healthcare and managed care softness, and some concern for Y2K related delays, we do expect to report good revenue growth as the quarter will benefit from the ZD Market Intelligence acquisition that closed October 1, 1999.

Operating expenses increased $15.9 million, or 15.4%, in the third quarter of 1999 compared to 1998. Payroll costs increased $7.3 million due to expanded hiring to support future revenue growth. Also contributing to the increased operating expenses were additional production costs of $5.6 million due to increased volumes. General and administrative expense increased $1.4 million due to increased reserve for bad debt and professional services fees. Depreciation and amortization expense increased $1.5 million due to goodwill associated with acquisitions and higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above.

Direct marketing revenues increased $36.0 million, or 10.1%, in the first nine months of 1999 compared to the first nine months of 1998. Response management and marketing services experienced good revenue growth, while database marketing experienced softness in the first nine months of 1999, partially due to a strong first half of 1998. Overall, revenue growth resulted from increased business with both new and existing customers, particularly in services provided to the retail, high tech, government/not-for-profit and pharmaceutical industries.

Operating expenses rose $28.6 million, or 9.3%, in the first nine months of 1999 compared to the first nine months of 1998. Payroll costs increased $18.6 million due to expanded hiring to support revenue growth. In addition, production costs increased $7.8 million due to increased volumes. General and administrative expense decreased $1.1 million primarily due to decreased reserve for bad debt. Depreciation and amortization expense increased $3.3 million due to goodwill associated with acquisitions and higher levels of capital investment to support growth. The acquisitions mentioned above also contributed to the increased operating expenses.

SHOPPERS

Shopper operating results were as follows:


                                THREE MONTHS ENDED                          NINE MONTHS ENDED
In thousands             SEPT. 30, 1999   SEPT. 30, 1998   CHANGE    SEPT. 30, 1999   SEPT. 30, 1998    CHANGE
------------             --------------   --------------   ------    --------------   --------------    ------

Revenues                 $       69,993   $       63,819      9.7%   $      201,235   $      192,306      4.6%
Operating expenses               56,770           52,112      8.9%          165,469          160,836      2.9%
                         --------------   --------------             --------------   --------------
Operating income         $       13,223   $       11,707     12.9%   $       35,766   $       31,470     13.7%
                         ==============   ==============             ==============   ==============

Shopper revenues increased $6.2 million, or 9.7%, in the third quarter of 1999 compared to 1998. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods, in both Northern and Southern California. From a product-line perspective, Shoppers had growth in both its in-book products, primarily employment and core sales, and its distribution products, primarily 4-color glossy flyers. In the quarter, Shoppers experienced softness in its real-estate and personals advertising segments.

Operating expenses increased $4.7 million, or 8.9%, in the third quarter of 1999 compared to 1998. The increase in operating expenses was primarily due to increases in payroll costs of $1.5 million, increases in postage of $1.1 million due to increased volumes, and increased reserve for bad debt of $0.8 million.

Shopper revenues increased $8.9 million, or 4.6%, in the first nine months of 1999 compared to the first nine months of 1998. Excluding the effects of three small shopper publications which were sold in April 1998, revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods, in both Northern and Southern California. From a product-line perspective, Shoppers had growth in both its in-book products, primarily employment and core sales, and its distribution products, primarily 4-color glossy flyers and pre-printed inserts. In the first nine months of 1999, Shoppers experienced slowdown in its real-estate and personals advertising segments.

Operating expenses increased $4.6 million, or 2.9%, in the first nine months of 1999 compared to the first nine months of 1998. Excluding the divestiture mentioned above, the increase in operating expenses was primarily due to increases in payroll costs of $2.5 million, additional production costs of $2.6 million, and increased postage of $2.7 million due to increased volumes.

Other Income and Expense

The Company realized a loss of approximately $0.4 million in the first quarter 1998 on the sale of equity securities that were held in its investment portfolio. In the third quarter of 1998, the Company recognized income of approximately $0.6 million for an insurance settlement. This income was partially offset by approximately $0.5 million of non-operating costs.

Interest Expense/Interest Income

Interest income decreased $1.2 million in the third quarter of 1999 and $5.8 million in the first nine months of 1999 over the same periods in 1998. The decrease in the first nine months of 1999 over the same period in 1998 was due to larger cash and investment balances in the first quarter of 1998 since divestiture related tax payments were not made until the end of the first quarter in 1998.

Income Taxes

The Company's income tax expense increased $0.7 million in the third quarter of 1999 and $2.5 million in the first nine months of 1999 compared to the same periods in 1998. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was 40.9% for the third quarter of 1999 and 41.1% for the first nine months of 1999 compared to 41.8% and 41.6%, respectively, for the same periods of 1998.

Liquidity and Capital Resources

Cash provided by operating activities of continuing operations for the nine months ended September 30, 1999 was $87.5 million. Net cash used by discontinued operations in 1998 of $265.7 million relates to the payment of income taxes on the 1997 sale of discontinued operations. Net cash inflows from investing activities were $76.9 million for the first nine months of 1999 compared to net cash inflows of $230.3 million for the first nine months of 1998. The cash inflows from investing activities in 1999 and 1998 were primarily attributable to sales and maturities of marketable securities totaling $136.5 million and $259.8 million, respectively. The proceeds from the sales and maturities of marketable securities in 1998 were used to help fund the Company's tax payments made in the first quarter of 1998. Net cash outflows from financing activities were $70.7 million in 1999 compared to net cash outflows of $63.6 million in 1998. The cash outflow from financing activities in 1999 and 1998 are attributable primarily to the repurchase of treasury stock of $72.5 million and $66.5 million in the first nine months of 1999 and 1998, respectively.

Capital resources are also available from and provided through the Company's two unsecured credit facilities. All borrowings under the $100 million revolving 364-Day Credit Agreement are to be repaid by November 3, 2000 unless the Company requests and is granted a 364-day extension. All borrowings under the $100 million revolving Three-Year Credit Agreement are to be repaid by November 4, 2002. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated capital service needs for the foreseeable future. The effective date of both credit facilities is November 4, 1999.

Recent Developments

On October 1, 1999, the Company completed the previously announced acquisition of ZD Market Intelligence (ZDMI), a unit of Ziff-Davis Inc., for $101 million cash. The Company utilized its existing cash and cash equivalents at September 30, 1999 to fund this acquisition. ZDMI is a leading provider of database products and solutions to the high-tech and communications industries in the United States, Canada and Europe.

On November 3, 1999, the Company's board of directors authorized an increase of four million shares in the Company's stock repurchase program, representing approximately 6% of its outstanding shares. As of such date, the Company is authorized to repurchase an aggregate 5.0 million shares of its common stock under the amended stock repurchase program.

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

The Company's Year 2000 remediation plan consisted of four key phases:
Inventory/Assessment, Repair/Replacement, Testing and Compliance/Internal Certification. As related to the Company's products and services, the Company is 100%, 100%, 100% and 100% completed, respectively. With regards to business operation support systems, the Company is 100%, 100%, 100%, and 99% completed, respectively. Finally, suppliers, facilities and equipment are 100%, 100%, 100%, 99% completed, respectively. The Company completed its high priority reprogramming efforts as of March 31, 1999, and has performed extensive testing efforts through September 30, 1999. Some final items will be completed in the fourth quarter, mostly consisting of low priority items such as phone and voicemail system updates; however, the Company can provide no assurance in this regard. Several recent acquisitions are also being reviewed to insure that Year 2000 issues are properly addressed on a timely basis.

The Company has spent $4.04 million of cost incurred to date related to the Year 2000 Issue. The total remaining cost of the Year 2000 project is presently estimated at $0.37 million. The cost of the project and the date on which the Company believed it would complete the Year 2000 modifications were based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. At this time, based on the status of the project, we believe these estimates have been achieved and actual results should not differ materially from those stated above.

Through the Company's Year 2000 review efforts, we believe that all critical areas are ready to operate in the Year 2000 and beyond. It has been our goal to manage this date change successfully without adverse effect on our employees and our customers. There can be no guarantee that the Company will not experience disruptions in its operations, including among other things, a temporary inability to fulfill customer direct marketing requests (such as sales leads and personalized mailings), process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Year 2000 Issue could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated.

Contingency plans have been developed for the Company except for recent acquisitions. Contingency plans cover products and services, as well as business operation support systems. These contingency plans include the identification of alternate providers in case primary providers cannot meet delivery requirements, and provide specific 100-year interval windowing techniques to customers in the event their applications cannot be made Year 2000 compliant.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits. See index to Exhibits on Page 20.

         (b) No Form 8-K has been filed during the three months ended September 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                    HARTE-HANKS, INC.





          November 12, 1999                      /s/ Jacques D. Kerrest
          -----------------                -----------------------------------
               Date                                 Jacques D. Kerrest
                                           Senior Vice President, Finance and
                                                  Chief Financial Officer



Exhibit
  No.                                Description of Exhibit                                        Page No.
-------                              ----------------------                                        --------

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

*4(a)           364-Day Credit Agreement dated as of November 4, 1999 between
                Harte-Hanks, Inc. and the Lenders named therein [$100 million].                       23

*4(b)           Three-Year Credit Agreement dated as of November 4, 1999 between
                Harte-Hanks, Inc. and the Lenders named therein [$100 million].                       92



Exhibit
  No.                                Description of Exhibit                                        Page No.
-------                              ----------------------                                        --------

4(c) Other long term debt instruments are not being filed pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Copies of such instruments will be furnished to the Commission upon request.

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

*11             Statement Regarding Computation of Net Income (Loss) Per Common
                Share.                                                                                160

*21             Subsidiaries of the Company.                                                          161



Exhibit
  No.                                Description of Exhibit                                        Page No.
-------                              ----------------------                                        --------

 *27            Financial Data Schedule.                                                              162

---------------------
*Filed herewith