Form 10-K405
period 1999-12-31
HARTE HANKS INC
filed 2000-03-29
CIK 45919

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM         TO
                                               -------    --------

                          COMMISSION FILE NUMBER 1-7120

                             ---------------------

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
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

     Aggregate market value of the Company's voting stock held by non-affiliates on March 1, 2000, based on the $21.9375 per share closing price for the Company's Common Stock on the New York Stock Exchange on such date: approximately $963,000,000. .

SHARES OUTSTANDING AT MARCH 1, 2000:

     Common Stock - 68,245,117 shares

DOCUMENTS INCORPORATED BY REFERENCE:

     The Company's Annual Report to Stockholders for the year ended December 31, 1999 (incorporated in Part II to the extent provided in Items 5, 6, 7 and 8 hereof).

     Definitive Proxy Statement for the Company's May 2, 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11 and 12 hereof).

================================================================================

                                Harte-Hanks, Inc.
                                Table of Contents
                                Form 10-K Report
                                December 31, 1999

                                                                                                            Page
                                                                                                            ----
Part I

      Item 1.              Business                                                                           3

      Item 2.              Properties                                                                         3

      Item 3.              Legal Proceedings                                                                 10

      Item 4.              Submission of Matters to a Vote of Security Holders                               10

Part II

      Item 5.              Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                               10

      Item 6.              Selected Financial Data                                                           10

      Item 7.              Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                               11

      Item 7A.             Quantitative and Qualitative Disclosures About Market Risk                        11

      Item 8.              Financial Statements and Supplementary Data                                       11

      Item 9.              Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                               11

Part III

      Item 10.             Directors and Executive Officers of the Registrant                                11

      Item 11.             Executive Compensation                                                            11

      Item 12.             Security Ownership of Certain Beneficial Owners and
                           Management                                                                        11

      Item 13.             Certain Relationships and Related Transactions                                    11

Part IV

      Item 14.             Exhibits, Financial Statement Schedules and Reports on
                           Form 8-K.                                                                         12

Signatures                                                                                                   16

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES

INTRODUCTION

     Harte-Hanks is a highly focused targeted media company with continuing operations in two principal businesses - direct and interactive marketing and shoppers - as a result of the sale of the Company's newspaper and television operations on October 15, 1997. (See Note N of "Notes to Consolidated Financial Statements.") Since the newspaper and television operations represented entire business segments, their results are reported as "discontinued operations" for all periods presented. Results of the remaining business segments are reported as "continuing operations."

     The Company's shopper business operates in selected local and regional markets in California and Florida, while its direct and interactive marketing business operates both nationally and internationally. The Company believes that marketing is undergoing a transition from traditional mass media marketing to targeted marketing and customer relationship management. The transition is being driven by the increasing sophistication and efficiency of computer technology and a growing need among marketers to customize the products and services they offer to customers. Direct and interactive marketing, which represents 67.4% of the Company's revenue, is leading the movement toward highly targeted marketing and customer relationship management (CRM). The Company's shopper business applies similar targeting principles. Harte-Hanks' strategy is based on five key elements: being a market leader in each of its businesses; increasing revenues through growing its base businesses, introducing new products, entering new markets and making acquisitions; using technology to create competitive advantage; employing people who can partner effectively with its clients; and creating shareholder value. Company revenues from continuing operations totaled $829.8 million in 1999.

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

DIRECT MARKETING

GENERAL

     Harte-Hanks operates a national and international direct and interactive marketing business offering a broad range of specialized, coordinated and integrated services. The Company utilizes advanced technologies to enable its clients to identify, reach, influence and nurture their customers. The Company believes that developments in computer technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct and interactive marketing services. Harte-Hanks' direct and interactive marketing clients include many of America's largest retailers, high technology firms, banks, mutual funds companies, pharmaceutical companies, healthcare organizations and insurance companies, along with a growing number of clients in such emerging markets as telecommunications, automotive, utilities and travel. Its client base is both domestic and international. In 1999, Harte-Hanks Direct Marketing had revenues of $559.3 million, which accounted for 67.4% of the Company's revenues.

     Harte-Hanks Direct Marketing offers a complete range of specialized, coordinated and integrated direct and interactive marketing services from a single source. These services are organized into three broad sectors - CRM/response management, CRM/database and marketing services.

     In 1999, Harte-Hanks made three acquisitions in its direct and interactive marketing business segment. In the CRM/response management sector, Harte-Hanks expanded its services to the high-tech and communications industries through the acquisition of ZD Market Intelligence, renamed Harte-Hanks Market Intelligence, a leading provider of database products and solutions to the high-tech and communications industries in the United States, Canada and Europe. Harte-Hanks further expanded its CRM/database capabilities through the acquisition of LYNQS Newmedia of Kansas City, Missouri, a developer of new media applications, including sophisticated Internet and Intranet software applications, for the financial services, pharmaceutical and other industries. Harte-Hanks also strengthened its marketing services capabilities through the acquisition of Direct Marketing Associates, Inc. of Baltimore, Maryland, a leading provider of integrated direct marketing services to commercial, government and non-profit organizations.

CRM/RESPONSE MANAGEMENT

     Harte-Hanks Response Management manages the inquiries clients receive from their marketing efforts, whether from World Wide Web sites, email, 1-800 numbers, trade shows or fax programs. These inquiries or leads are qualified, tracked and distributed both to the appropriate sales channels as well as to client management for analysis and decision making. Many of these leads are processed and distributed over the Internet, accounting for more than 12.5 million transactions in 1999, an increase of more than 80% over 1998. In addition to qualifying and distributing sales leads, the Internet is being used to register attendees for seminars and training events, to manage open-ended electronic mail responses traditionally handled by phone and to provide e-care services. Additionally, for an international client, the Company has developed and implemented a web-based lead generation system designed to deliver sales leads to agencies around the world and to provide "closed-loop" management tools.

     The Company expanded its services to the high-tech and communications industries by the October 1999 acquisition of ZD Market Intelligence, renamed Harte-Hanks Market Intelligence, a leading provider of database products and solutions to the high-tech and communications industries. The combination creates strong cross-selling opportunities among both Harte-Hanks and Harte-Hanks Market Intelligence customers. Harte-Hanks Market Intelligence's database content combined with Harte-Hanks resources in CRM/response management and CRM/database integration creates real end-to-end marketing solutions for technology customers.

     The Company increased its Internet-driven opportunities by forming a number of strategic alliances in the interactive arena. Harte-Hanks signed a reseller and systems integration agreement with E.piphany, a leader in customer-centric analytic applications, which allows the Company to offer E.piphany Web-based applications to help businesses connect and analyze customer information. Harte-Hanks entered into a strategic relationship and reseller agreement with net.Genesis Corp., a leader in e-business intelligence solutions. Through this alliance, the companies are working together to integrate net.Genesis software with Harte-Hanks enterprise-side products. Harte-Hanks formed an alliance with BroadVision, a worldwide supplier of one-to-one e-business applications for relationship management across the extended enterprise. The alliance allows the Company to provide clients full-spectrum customer relationship management solutions utilizing the enterprise business and e-commerce power of Broadvision. Harte-Hanks entered into a strategic alliance and made an equity investment in Digital Impact, a leader in the e-mail marketing industry, enabling the Company to offer its clients privately labeled e-mail marketing services. Harte-Hanks further strengthened its e-mail marketing services through an alliance with eGain, a developer of e-mail response management systems. These alliances allow comprehensive customer relationship management, including pre-sale, sale and post-sale services. With these additions, the Company now provides multiple options for live interaction, e-commerce and e-fulfillment, e-mail response services, real-time data access, online event registration, knowledge base for customer support, and project management tools.

     Using proprietary software, the Company also builds contact databases for its clients using the information gained from these CRM/response management activities. These databases help clients measure the return on their marketing communications and make more informed decisions about future marketing efforts.

     The Company provides CRM/response management services at its facilities in Austin, Texas; Dallas, Texas; Los Angeles, California; La Jolla, California; San Diego, California; Sunnyvale, California; West Bridgewater, Massachusetts; Cambridge, Massachusetts; Cherry Hill, New Jersey; Clearwater, Florida; and Langhorne, Pennsylvania. These centers have some industry specialization and are linked together to support certain clients that have volume spikes or high growth needs.

     The Company also provides CRM/response management services internationally through offices in Darmstadt, Germany; Dublin, Ireland; Hasselt, Belgium; Madrid, Spain; Sevres, France; and Thatcham, United Kingdom.

CRM/DATABASE

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

     In most cases, these databases are delivered for use on clients' personal computers, networks or workstations, where the Company's P/CIS(R) software applications help clients predict the likely results of marketing promotions and track recipients' buying behavior. The Company recently introduced an interactive Customer Relationship Management system called Allink Agent(TM) that enables marketers to optimize customer and prospect communications across all touch points in the enterprise. Relational databases are built for clients from a range of facilities, each specializing in specific market segments. These are moved to the client's site or maintained at Harte-Hanks with on-line access to client locations. The Company's new Relationship Builder(TM) product is a combination of software tools and processes to construct and maintain customer centric databases. Allink Segment(TM) is a data analysis product that creates rapid access to client data. In addition to building a client's database and installing the software, Harte-Hanks Direct Marketing performs regular database updates and offers its software module Trillium(R) for clients who want to integrate data quality capabilities into their data warehouse.

     In addition, the Company operates as a service bureau for clients who need it, preparing list selections, maximizing deliverability and reducing clients' mailing costs through sophisticated postal coding, hygiene and address updates through a non-exclusive National Change of Address license with the U.S. Postal Service.

     CRM/database services are marketed to specific industries or markets with software tailored to each industry or market. Having established the basic technological foundation, the Company is able to provide CRM/database services to new industries and markets by modifying its existing technology. The Company currently provides CRM/database services to all of its primary markets in addition to a range of emerging markets for which a specialized group has been formed to support the commitment to expand market coverage.

     As a further extension of the client's marketing arm, Harte-Hanks provides marketing research and analytics services. Specific capabilities include tracking and reporting, media analysis, modeling, database profiling, primary data collection, marketing applications, consulting and program development.

     From the data and the analysis comes the translation into marketing programs. Increasingly clients seek execution programs as part of the data-based offerings. These are provided by the Harte-Hanks database agencies which create the plan to manage direct and interactive marketing communication efforts. These efforts, which have a base in the health care/insurance and telecommunication markets have been expanded into retail and utilities and will further expand into other markets. The capabilities of the CRM/database services group were increased by the formation of an Internet marketing arm, Harte-Hanks Interactive, and the recently acquired LYNQS Newmedia.

The Company provides CRM/database services at its facilities in Baltimore, Maryland; Billerica, Massachusetts; Heathrow, Florida; Kansas City, Kansas; New York, New York; Piscataway, New Jersey; River Edge, New Jersey; Langhorne, Pennsylvania; and Woodstock, New York.

     The Company also provides CRM/database services internationally through offices in Melbourne, Australia; Sao Paulo, Brazil; London, England; and Toronto, Canada.

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

     Harte-Hanks strengthened its marketing services sector through its May acquisition of Direct Marketing Associates, Inc. (DMA) of Baltimore, Maryland, a leading provider of integrated direct marketing services to commercial, government and non-profit organizations. During 1999 DMA combined with Harte-Hanks' marketing services business in Baltimore to take advantage of the expanded capabilities and operational synergies existing between the two operations.

     Depending upon the needs of clients, Harte-Hanks marketing services capabilities are provided in a specialized, coordinated and integrated approach through eleven primary facilities nationwide.

SALES AND MARKETING

     Harte-Hanks' national direct and interactive marketing sales forces are headquartered in Cincinnati, Ohio, with additional offices maintained throughout the United States and in Toronto, Canada; London, England; Sao Paulo, Brazil; Melbourne, Australia; Hasselt, Belgium; Darmstadt, Germany; Madrid Spain; Dublin, Ireland; Thatcham United Kingdom; Sevres, France Additionally, the Company has affiliates in Singapore. The sales forces, with industry specific knowledge and experience, emphasize cross-selling the range of direct and interactive marketing services and are supported by employees in each sector. The overall sales focus is to position Harte-Hanks as a marketing partner and a single-source solution for a client's targeted marketing needs.

     The Company generally charges transaction-related fees each time it provides direct and interactive marketing services. For certain CRM/database projects, it charges a one-time, negotiated fee to build a database, plus an additional fee each time the database is updated. There are often consulting and account management fees associated with CRM/response management and planning fees for many of the data-based solutions.

FACILITIES

     Direct and interactive marketing services are provided at the following facilities:


CRM/RESPONSE MANAGEMENT                MARKETING SERVICES (CONTINUED)
Austin, Texas                          Cincinnati, Ohio
Cambridge, Massachusetts               Dallas/Fort Worth, Texas
Cherry Hill, New Jersey                Deerfield Beach, Florida
Clearwater, Florida                    Forty Fort, Pennsylvania
Dallas, Texas                          Fullerton, California
La Jolla, California                   Jacksonville, Florida
Langhorne, Pennsylvania                Kansas City, Kansas
Los Angeles, California                Memphis, Tennessee
San Diego, California                  New York, New York
Sunnyvale, California                  Sacramento, California
West Bridgewater, Massachusetts        West Bridgewater, Massachusetts
                                       Westville, New Jersey
CRM/DATABASE
Baltimore, Maryland                    NATIONAL SALES HEADQUARTERS
Billerica, Massachusetts               Cincinnati, Ohio
Heathrow, Florida                      Kansas City, Kansas
Kansas City, Kansas
Langhorne, Pennsylvania                INTERNATIONAL OFFICES
New York, New York                     Darmstadt, Germany
Piscataway, New Jersey                 Dublin, Ireland
River Edge, New Jersey                 Hasselt, Belgium
Woodstock, New York                    London, England
                                       Madrid, Spain
MARKETING SERVICES                     Melbourne, Australia
Baltimore, Maryland                    Sao Paulo, Brazil
Bellmawr, New Jersey                   Sevres, France
Bloomfield, Connecticut                Thatcham, United Kingdon
                                       Toronto, Canada


COMPETITION

     Harte-Hanks' direct and interactive marketing business faces competition from other direct marketing companies in each sector, as well as from print and electronic media and other forms of advertising. Harte-Hanks believes that its state-of-the-art CRM/database and CRM/response management capabilities, combined with its national production capability, industry focus and ability to offer a full range of integrated services, enable the Company to compete effectively.

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

     As of December 31, 1999, Shoppers delivered approximately 9.5 million shopper packages in four major markets each week covering the greater Los Angeles market (Los Angeles County, Orange County, Riverside County, San Bernardino County, Ventura County, and Kern County), the greater San Diego market, Northern California (San Jose, Sacramento and Stockton) and South Florida. (Shopper publications overlap in approximately 200,000 households in South Orange County.) The Company's California publications account for 88% of Shopper's weekly circulation.

     Harte-Hanks publishes 783 individual shopper editions each week distributed to zones of approximately 12,100 households each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. The Company believes that its zoning capabilities and production technologies have enabled it to saturate and target areas in a number of ways including, geographic, demographic, lifestyles, behavioral and language. This allows its advertisers to effectively target their customers. The Company's strategy is to increase its share of local advertising in its existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas and make selective acquisitions. In 1999, Harte-Hanks Shoppers had revenues of $270.5 million, accounting for approximately 32.6% of the Company's revenues.

     During the period 1995 through 1999, 1.0 million households were added to the Company's shopper circulation through internal expansion. The Company believes that expansions provide increased revenues and operating income as the publications in these new areas mature. In addition to internal expansion, Harte-Hanks Shoppers added 2.0 million households to its California circulation with the acquisition of the ABC Shoppers Group from an indirect subsidiary of The Walt Disney Company in October 1997. The Company now reaches 8.4 million households in California, or nearly 72% of the state's total.

PUBLICATIONS

The following table sets forth certain information with respect to shopper publications:

                                                                          December 31, 1999
                                                                 ---------------------------------
                                                                                         Number of
Market                         Publication Name                  Circulation               Zones
------                         ----------------                  -----------             ---------
Greater Los Angeles            PennySaver/South                   4,959,000                 422
                               Coast Shopper

Greater San Diego              PennySaver/Bargain                 1,421,000                 117
                               Bulletin/El Informador

Northern California            PennySaver/Magic Ads               2,020,000                 151

South Florida                  The Flyer                          1,096,000                  93
                                                                  ---------                ----

Total:                                                            9,496,000                 783

     Shopper publications contain classified and display advertising and are primarily delivered to consumers' homes by third-class saturation mail. The typical shopper publication contains over 42 pages and is 7 by 9-1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; "print and deliver" single-sheet inserts designed and printed by the Company; coupon books; preprinted inserts from major retail chains; and a four-color proprietary product, MARQUEE. Harte-Hanks shopper publications also offer audiotext voice mail in a pay-per-call format. In addition, shoppers offer advertising over its internet sites - www.pennysaverusa.com for its California publications and theflyer.com for its South Florida publication.

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

FACILITIES

     Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has five production facilities - three in Southern California, one in Northern California and one in its Florida market - and 31 sales offices. At the end of 1998 and during 1999, the Company consolidated two Northern California production facilities into one in the Sacramento. The consolidation will facilitate future expansions in the Northern California marketplace.

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

EMPLOYEES

     As of December 31, 1999, Harte-Hanks employed 7,157 full-time employees and 988 part-time employees, as follows: direct marketing - 5,319 full-time and 580 part-time employees; shoppers - 1,817 full-time and 407 part-time employees; and corporate office - 21 full-time employees and 1 part-time employee. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

FACILITIES

     Harte-Hanks' executive offices are located in San Antonio, Texas and occupy approximately 17,000 square feet in leased premises. The Company's business is conducted in facilities nationwide containing aggregate space of approximately
3.2 million square feet. Approximately 3.1 million square feet are held under leases, which expire at dates through 2014. The balance of the properties, which are used primarily in the Company's Southern California shopper operations and Westville, New Jersey marketing service operations, are owned by the Company.

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

     The Company made the necessary coversions to make the Company Year 2000 compatible, spending $4.9 million in this effort. No material problems were encountered throughout the Company associated with the date rollover. The minor problems that were encountered did not affect mission critical systems, did not affect customers, did not disrupt business operations, did not impact revenue and were corrected in a timely manner.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1999 at page 31.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1999 at page 30.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1999 at pages 13 through 17.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are affected by changes in short-term interest rates as a result of its revolving credit agreements, which bear interest at floating rates. The Company does not believe that it has has significant exposure to market risks associated with changing interest rates as of December 31, 1999. The Company does not use derivative financial instruments in its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is incorporated herein by reference: All Consolidated Financial Statements (pages 18 through 21); all Notes to Consolidated Financial Statements (pages 22 through 29); and the Independent Auditors' Report (page 31). With the exception of the information herein expressly incorporated by reference, the Company's Annual Report to Stockholders for the year ended December 31, 1999 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. MANAGEMENT

     Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 27, 2000 for the May 2, 2000 Annual Meeting of Stockholders under the caption "Management -- Directors and Executive Officers" on page 7.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 27, 2000 for the May 2, 2000 Annual Meeting of the Stockholders under the caption, "Executive Compensation and Other Information" on pages 8 through 12.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 27, 2000 for the May 2, 2000 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Principal Stockholders" on pages 5 and 6.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1999 attached hereto:

          Consolidated Balance Sheets, December 31, 1999 and 1998

          Consolidated Statements of Operations, Years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows, Years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Stockholders' Equity, Years ended December 31, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

(a)(2) The following accountants' report and financial schedule for years ending December 31, 1999, 1998 and 1997 are submitted herewith:

          Independent Auditors' Report 10-K Schedule

          Schedule II-- Valuation and Qualifying Accounts

          All other schedules are omitted as the required information is inapplicable

          (a) (3) EXHIBITS

Exhibit
  No.                         Description of Exhibit

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

4(a) 364-Day Credit Agreement dated as of November 4, 1999 between Harte-Hanks, Inc. and the Lenders named therein [$100 million] (filed as Exhibit 4(a) to the Company's form 10-Q for the nine months ended September 30, 1999 and incorporated by reference herein).

4(b) Three-Year Credit Agreement dated as of November 4, 1999 between Harte-Hanks, Inc. and the Lenders named therein [$100 million] (filed as Exhibit 4(b) to the Company's form 10-Q for the nine months ended September 30, 1999 and incorporated by reference herein).

4(c) Other long term debt instruments are not being filed pursuant to Section (b) (4) (ii) of Item 601 of Regulation S-K. Copies of such instruments will be furnished to the Commission upon request.

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

*10(e) Form of Severance Agreement between Harte-Hanks, Inc. and Richard M. Hochhauser dated as of January 25, 2000.

*10(f) Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000.

Exhibit
  No.                         Description of Exhibit

10(g) Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

10(h) Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company's Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(i) Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company's Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(j) Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(I) to the Company's Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).

*11       Statement Regarding Computation of Net Income (Loss) Per Common Share.

*13 Annual Report to Stockholders (only those portions incorporated by reference into the Form 10-K are filed herewith).

*21       Subsidiaries of the Company

*23       Consent of KPMG LLP

*27       Financial Data Schedule


---------------------
*Filed herewith.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

14(c) Exhibits -- The response to this portion of item 14 is submitted as a separate section of this report on pages 20 to 55.

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


                                      HARTE-HANKS, INC.

                                      By: /s/ Larry Franklin
                                         ---------------------------------------
                                              Larry Franklin
                                          Chairman & Chief Executive Officer


                                      By: /s/ Jacques D. Kerrest
                                         ---------------------------------------
                                              Jacques D. Kerrest
                                          Senior Vice President, Finance and
                                          Chief Financial Officer


Date:    March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

     /s/  Houston H. Harte                         /s/  Christopher M. Harte
--------------------------------             -----------------------------------
Houston H. Harte, Vice Chairman              Christopher M. Harte, Director


     /s/  Larry Franklin                           /s/  James L. Johnson
--------------------------------             -----------------------------------
Larry Franklin, Chairman                     James L. Johnson, Director


     /s/  Richard M. Hochhauser                    /s/  David L. Copeland
--------------------------------             -----------------------------------
Richard M. Hochhauser, Director              David L. Copeland, Director


     /s/  Dr. Peter T. Flawn
--------------------------------
Dr. Peter T. Flawn, Director

                   INDEPENDENT AUDITORS' REPORT 10-K SCHEDULE


The Board of Directors and Stockholders
Harte-Hanks, Inc.:

Under date of January 26, 2000, we reported on the consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as referred to in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ KPMG LLP


San Antonio, Texas
January 26, 2000

                       Harte-Hanks, Inc. and Subsidiaries

                          Financial Statement Schedule


                                   Schedule II
                        Valuation and Qualifying Accounts

                                 (in thousands)



                                                          Additions
                                           Balance at     Charged to                         Balance
                                           Beginning      Costs and                          at End
         Description                        of Year        Expenses       Deductions         of Year
----------------------------------------   ----------     ----------      ----------         -------
Allowance for doubtful accounts:

     Year ended December 31, 1999 ......    $3,246          $1,825          $1,320          $3,751
                                            ======          ======          ======          ======

     Year ended December 31, 1998 ......    $2,835          $2,193          $1,782          $3,246
                                            ======          ======          ======          ======

     Year ended December 31, 1997 ......    $1,121          $4,050          $2,336          $2,835
                                            ======          ======          ======          ======

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

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

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

3(e) Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company's
          Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

4(a) 364-Day Credit Agreement dated as of November 4, 1999 between Harte-Hanks, Inc. and the Lenders named therein
          [$100 million] (filed as Exhibit 4(a) to the Company's form
          10-Q for the nine months ended September 30, 1999 and incorporated by reference herein).

4(b) Three-Year Credit Agreement dated as of November 4, 1999 between Harte-Hanks, Inc. and the Lenders named therein
          [$100 million] (filed as Exhibit 4(b) to the Company's form
          10-Q for the nine months ended September 30, 1999 and incorporated by reference herein).

4(c) Other long term debt instruments are not being filed pursuant to Section (b)(4)(ii) of Item 601 of Regulation
          S-K. Copies of such instruments will be furnished to the Commission upon request.

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

*10(e)    Form of Severance Agreement between Harte-Hanks, Inc. and
          Richard M. Hochhauser dated as of January 25, 2000.

*10(f)    Harte-Hanks, Inc. Amended and Restated Restoration Pension
          Plan dated as of January 1, 2000.

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

10(g)     Harte-Hanks Communications, Inc. 1996 Incentive Compensation
          Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

10(h)     Harte-Hanks, Inc. Amended and Restated 1991 Stock Option
          Plan (filed as Exhibit 10(g) to the Company's Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(i)     Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit
          10(h) to the Company's Form 10-Q for the six months ended
          June 30, 1998 and incorporated by reference herein).

10(j)     Harte-Hanks, Inc. Deferred Compensation Plan (filed as
          Exhibit 10(I) to the Company's Form 10-K for the year ended
          December 31, 1998 and incorporated by reference herein).

*11       Statement Regarding Computation of Net Income (Loss) Per
          Common Share.

*13 Annual Report to Stockholders (only those portions incorporated by reference into the Form 10-K are filed herewith).

*21       Subsidiaries of the Company

*23       Consent of KPMG LLP

*27       Financial Data Schedule

---------------------

*Filed herewith