Form 10-Q
period 2000-03-31
HARTE HANKS INC
filed 2000-05-12
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For the quarterly period ended March 31, 2000
                               --------------


         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-7120
                       ------



                                HARTE-HANKS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



              Delaware                                    74-1677284
     -------------------------------                ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification Number)


          200 Concord Plaza Drive, San Antonio, Texas     78216
          -------------------------------------------     -----
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 68,339,912 shares as of April 30, 2000.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 March 31, 2000


                                                                                                  Page
                                                                                                  ----

Part I. Financial Information

        Item 1.  Interim Condensed Consolidated Financial
                 Statements (Unaudited)

                    Condensed Consolidated Balance Sheets -                                        3
                    March 31, 2000 and December 31, 1999

                    Consolidated Statements of Operations -                                        4
                    Three months ended March 31, 2000 and 1999

                    Consolidated Statements of Cash Flows -                                        5
                    Three months ended March 31, 2000 and 1999

                    Consolidated Statements of Stockholders' Equity -                              6
                    Three months ended March 31, 2000 and 1999

                    Notes to Interim Condensed Consolidated Financial                              7
                    Statements

        Item 2.  Management's Discussion and Analysis of Financial                                 9
                 Condition and Results of Operations


Part II. Other Information

        Item 6.  Exhibits and Reports on Form 8-K                                                 13

                 (a)    Exhibits

                 (b)    Reports on Form 8-K

        Signature                                                                                 14

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts) (Unaudited)

                                                                               March 31,         December 31,
                                                                                 2000                1999
                                                                               ---------         ------------
Assets
    Current assets
       Cash and cash equivalents .....................................         $  44,743          $  35,196
       Accounts receivable, net ......................................           148,343            154,030
       Inventory .....................................................             5,723              7,099
       Prepaid expenses ..............................................            13,455             12,651
       Current deferred income tax asset .............................             7,153              6,848
       Other current assets ..........................................             5,401              4,309
                                                                               ---------          ---------
          Total current assets .......................................           224,818            220,133

    Property, plant and equipment, net ...............................           109,294            106,250
    Goodwill and other intangibles, net ..............................           406,040            409,791
    Other assets .....................................................            37,650             33,253
                                                                               ---------          ---------
          Total assets ...............................................         $ 777,802          $ 769,427
                                                                               =========          =========


Liabilities and Stockholders' Equity
    Current liabilities
       Accounts payable ..............................................         $  53,506          $  64,812
       Accrued payroll and related expenses ..........................            20,609             25,511
       Customer deposits and unearned revenue ........................            36,224             35,622
       Income taxes payable ..........................................            23,703             13,667
       Other current liabilities .....................................             9,514             14,405
                                                                               ---------          ---------
          Total current liabilities ..................................           143,556            154,017

    Long-term debt ...................................................             1,032              5,000
    Other long-term liabilities ......................................            35,173             32,792
                                                                               ---------          ---------
          Total liabilities ..........................................           179,761            191,809
                                                                               ---------          ---------

    Stockholders' equity
       Common stock, $1 par value, 250,000,000 shares
          authorized.  76,593,856 and 76,392,063 shares
          issued at March 31, 2000 and December 31,
          1999, respectively .........................................            76,594             76,392
       Additional paid-in capital ....................................           199,277            197,454
       Accumulated other comprehensive income ........................            14,661             12,316
       Retained earnings .............................................           509,408            493,362
                                                                               ---------          ---------
                                                                                 799,940            779,524
       Less treasury stock:  8,285,621 and 8,285,966
          shares at cost at March 31, 2000 and
          December 31, 1999, respectively ............................          (201,899)          (201,906)
                                                                               ---------          ---------
          Total stockholders' equity .................................           598,041            577,618
                                                                               ---------          ---------
          Total liabilities and stockholders' equity .................         $ 777,802          $ 769,427
                                                                               =========          =========



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts) (Unaudited)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  2000               1999
                                                                               ---------          ---------

Operating revenues ...................................................         $ 226,057          $ 188,128
                                                                               ---------          ---------
Operating expenses
    Payroll ..........................................................            87,068             70,852
    Production and distribution ......................................            76,003             69,408
    Advertising, selling, general and administrative .................            22,461             16,047
    Depreciation .....................................................             6,730              5,358
    Goodwill and intangible amortization .............................             3,644              2,362
                                                                               ---------          ---------
                                                                                 195,906            164,027
                                                                               ---------          ---------
Operating income .....................................................            30,151             24,101
                                                                               ---------          ---------
Other expenses (income)
    Interest expense .................................................               254                 41
    Interest income ..................................................              (412)            (2,098)
    Other, net .......................................................               483                100
                                                                               ---------          ---------
                                                                                     325             (1,957)
                                                                               ---------          ---------
Income before income taxes ...........................................            29,826             26,058
Income tax expense ...................................................            12,072             10,724
                                                                               ---------          ---------
Net income ...........................................................         $  17,754          $  15,334
                                                                               =========          =========

Basic:
    Earnings per common share ........................................         $    0.26          $    0.22
                                                                               =========          =========

    Weighted-average common shares outstanding .......................            68,263             71,193
                                                                               =========          =========

Diluted:
    Earnings per common share ........................................         $    0.25          $    0.21
                                                                               =========          =========

    Weighted-average common and common equivalent
       shares outstanding ............................................            70,301             73,605
                                                                               =========          =========



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

                                                                                                  Three Months Ended March 31,
                                                                                                  ----------------------------
                                                                                                     2000              1999
                                                                                                     ----              ----

Operating Activities
   Net income ............................................................................         $ 17,754          $ 15,334
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation .......................................................................            6,730             5,358
      Goodwill and intangible amortization ...............................................            3,644             2,362
      Amortization of option-related compensation ........................................              138               191
      Deferred income taxes ..............................................................            1,373             2,584
      Other, net .........................................................................              262               444
   Changes in operating assets and liabilities, net of acquisitions:
      Decrease in accounts receivable, net ...............................................            5,687               774
      Decrease in inventory ..............................................................            1,376             2,065
      Decrease (increase) in prepaid expenses and other
         current assets ..................................................................           (1,896)              643
      Increase (decrease)in accounts payable .............................................           (2,700)            2,445
      Increase in other accrued expenses
         and other liabilities ...........................................................               76                23
      Other, net .........................................................................               16               293
                                                                                                   --------          --------
         Net cash provided by operating activities .......................................           32,460            32,516
                                                                                                   --------          --------
Investing Activities
   Acquisitions ..........................................................................           (8,681)             (414)
   Purchases of property, plant and equipment ............................................          (10,300)           (6,907)
   Proceeds from sale of property, plant and equipment ...................................               --                26
   Net purchases of available-for-sale short-term
      investments ........................................................................               --           (11,657)
                                                                                                   --------          --------
         Net cash used in investing activities ...........................................          (18,981)          (18,952)
                                                                                                   --------          --------
Financing Activities
   Long-term borrowings ..................................................................            1,032                --
   Repayment of long-term borrowings .....................................................           (5,000)               --
   Issuance of common stock ..............................................................            1,736             2,757
   Purchase of treasury stock ............................................................              (12)          (12,724)
   Issuance of treasury stock ............................................................               20                24
   Dividends paid ........................................................................           (1,708)           (1,420)
                                                                                                   --------          --------
         Net cash used in financing activities ...........................................           (3,932)          (11,363)
                                                                                                   --------          --------

   Net increase in cash ..................................................................            9,547             2,201
   Cash and cash equivalents at beginning of year ........................................           35,196            30,367
                                                                                                   --------          --------
   Cash and cash equivalents at end of period ............................................         $ 44,743          $ 32,568
                                                                                                   ========          ========



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

                                                                                                      Accumulated
                                                          Additional                                     Other             Total
                                              Common        Paid-In      Retained        Treasury     Comprehensive    Stockholders'
In thousands                                   Stock        Capital      Earnings         Stock          Income            Equity
                                             ---------    ----------     --------       ----------    -------------    -------------

Balance at January 1, 1999 .............     $  75,789     $ 189,698     $ 425,999      $ (114,395)     $      --     $ 577,091
Common stock issued-
   employee benefit plans ..............            49         1,026            --              --             --         1,075
Exercise of stock options ..............           238         1,444            --              --             --         1,682
Tax benefit of options
   exercised ...........................            --           639            --              --             --           639
Dividends paid ($0.02 per
   share) ..............................            --            --        (1,420)             --             --        (1,420)
Treasury stock repurchase ..............            --            --            --         (12,724)            --       (12,724)
Treasury stock issued ..................            --             8            --              16             --            24
Comprehensive income, net of
  tax:
   Net income ..........................            --            --        15,334              --             --        15,334
                                                                                                                      ---------
Total comprehensive income .............                                                                                 15,334
                                             ---------     ---------     ---------      ----------      ---------     ---------
Balance at March 31, 1999 ..............     $  76,076     $ 192,815     $ 439,913      $ (127,103)     $      --     $ 581,701
                                             =========     =========     =========      ==========      =========     =========


Balance at January 1, 2000 .............     $  76,392     $ 197,454     $ 493,362      $ (201,906)     $  12,316     $ 577,618
Common stock issued-
   employee benefit plans ..............            50           948            --              --             --           998
Exercise of stock options ..............           152           586            --              --             --           738
Tax benefit of options
   exercised ...........................            --           288            --              --             --           288
Dividends paid ($0.025 per
   share) ..............................            --            --        (1,708)             --             --        (1,708)
Treasury stock repurchase ..............            --            --            --             (12)            --           (12)
Treasury stock issued ..................            --             1            --              19             --            20
Comprehensive income, net of
   tax:
   Net income ..........................            --            --        17,754              --             --        17,754
   Foreign currency
      translation adjustment ...........            --            --            --              --            381           381
   Change in unrealized gain
      (loss) on long-term
      investments, net of
      reclassification
      adjustments (net of
      tax of $1,057) ...................            --            --            --              --          1,964         1,964
                                                                                                                      ---------
Total comprehensive income .............                                                                                 20,099
                                             ---------     ---------     ---------      ----------      ---------     ---------
Balance at March 31, 2000 ..............     $  76,594     $ 199,277     $ 509,408      $ (201,899)     $  14,661     $ 598,041
                                             =========     =========     =========      ==========      =========     =========



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

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - INCOME TAXES

The Company's quarterly income tax provision of $12.1 million was calculated using an effective income tax rate of approximately 40.5%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2000. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

NOTE C - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share is as follows:

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
In thousands, except per share amount                                                             2000         1999
-------------------------------------                                                             ----         ----

BASIC EPS
Net Income ................................................................................     $ 17,754     $ 15,334
                                                                                                ========     ========

Weighted-average common shares outstanding
  used in earnings per share computations .................................................       68,263       71,193
                                                                                                ========     ========

Earnings per common share .................................................................     $   0.26     $   0.22
                                                                                                ========     ========

DILUTED EPS
Net Income ................................................................................     $ 17,754     $ 15,334
                                                                                                ========     ========

Shares used in earnings per share computations ............................................       70,301       73,605
                                                                                                --------     --------

Earnings per common share .................................................................     $   0.25     $   0.21
                                                                                                ========     ========

Computation of shares used in earnings per share computations:
Average outstanding common shares .........................................................       68,263       71,193
Average common equivalent shares -
  dilutive effect of option shares ........................................................        2,038        2,412
                                                                                                --------     --------
Shares used in earnings per share computations ............................................       70,301       73,605
                                                                                                ========     ========


As of March 31, 2000 the Company had 1,087,127 antidilutive market price options outstanding.

NOTE D - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with operations in two segments - direct and interactive marketing and shoppers.

Information about the Company's operations in different industry segments:

                                                                 Three Months Ended March 31
In thousands                                                         2000           1999
------------                                                         ----           ----

Operating revenues
     Direct Marketing ......................................     $ 156,191      $ 124,934
     Shoppers ..............................................        69,866         63,194
                                                                 ---------      ---------
         Total operating revenues ..........................     $ 226,057      $ 188,128
                                                                 =========      =========

Operating income
     Direct Marketing ......................................     $  21,359      $  17,284
     Shoppers ..............................................        11,087          8,785
     Corporate Activities ..................................        (2,295)        (1,968)
                                                                 ---------      ---------
         Total operating income ............................     $  30,151      $  24,101
                                                                 =========      =========

Income before income taxes
     Operating income ......................................     $  30,151      $  24,101
     Interest expense ......................................          (254)           (41)
     Interest income .......................................           412          2,098
     Other, net ............................................          (483)          (100)
                                                                 ---------      ---------
         Total income before income taxes ..................     $  29,826      $  26,058
                                                                 =========      =========

2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Operating results were as follows:

                                          THREE MONTHS ENDED
In thousands                      MARCH 31, 2000      MARCH 31, 1999     CHANGE
------------                      --------------      --------------     ------

Revenues                            $ 226,057          $ 188,128         20.2%
Operating expenses                    195,906            164,027         19.4%
                                    ---------          ---------
Operating income                    $  30,151          $  24,101         25.1%
                                    =========          =========

Net income                          $  17,754          $  15,334         15.8%
                                    =========          =========

Diluted earnings
   per share                        $    0.25          $    0.21         19.0%
                                    =========          =========

Consolidated revenues grew 20.2% to $226.1 million and operating income grew 25.1% to $30.2 million in the first quarter of 2000 when compared to the first quarter of 1999. The Company's overall growth resulted from acquisitions, increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1999 increased 19.4% to $195.9 million.

Net income grew 15.8% to $17.8 million, or 25 cents per share, compared to 21 cents per share on a diluted basis. The net income growth resulted from the growth in operating income partially offset by a decrease of $1.7 million in interest income due to the sale of substantially all of the Company's short-term investments throughout 1999, the proceeds of which were used to fund acquisitions and repurchase the Company's stock.

DIRECT MARKETING

Direct and interactive marketing operating results were as follows:

                                          THREE MONTHS ENDED
In thousands                      MARCH 31, 2000      MARCH 31, 1999     CHANGE
------------                      --------------      --------------     ------

Revenues                            $ 156,191          $ 124,934         25.0%
Operating expenses                    134,832            107,650         25.3%
                                    ---------          ---------
Operating income                    $  21,359          $  17,284         23.6%
                                    =========          =========

Direct and interactive marketing revenues increased $31.3 million, or 25.0%, in the first quarter of 2000 compared to 1999. Revenue increases were lead by CRM/response management and marketing services which both had strong growth, while CRM/database revenues were soft for the quarter. CRM/response management revenues increased due to increased internet and fulfillment business with existing customers, new customer gains, and the October 1999 acquisition of ZD Market Intelligence, renamed Harte-Hanks Market Intelligence. The traditional growth oriented business-to-business activities of CRM/response management continued to have significant growth in the first quarter. The mutual fund and high technology industry sectors contributed significantly to overall CRM/response management revenue growth. Marketing services' revenues, led by its targeted mail operations, increased due to increased product sales as well as new product sales to new and existing customers, primarily in the banking and retail industries. The May 1999 acquisition of Direct Marketing Associates, Inc. also contributed to the marketing services revenue increase. CRM/database revenues were soft, primarily due to slowdowns in the insurance and managed care industries.

Operating expenses increased $27.2 million, or 25.3%, in the first quarter of 2000 compared to 1999. Payroll costs increased $16.2 million due to expanded hiring to support revenue growth. Also contributing to the increased operating expenses were additional production costs of $6.6 million due to increased volumes. Depreciation and amortization expense increased $2.7 million due to goodwill associated with acquisitions and higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above.

SHOPPERS

Shopper operating results were as follows:

                                          THREE MONTHS ENDED
In thousands                      MARCH 31, 2000      MARCH 31, 1999     CHANGE
------------                      --------------      --------------     ------

Revenues                             $ 69,866            $ 63,194        10.6%
Operating expenses                     58,779              54,409         8.0%
                                     --------            --------
Operating income                     $ 11,087            $  8,785        26.2%
                                     ========            ========

Shopper revenues increased $6.7 million, or 10.6%, in the first quarter of 2000 compared to 1999. Revenue increases were the result of improved sales in established markets as well as year-over-year geographic expansions into new neighborhoods in Northern and Southern California. From a product-line perspective, Shoppers had growth in both its in-book products, primarily core sales, employment and automotive related advertising, and its distribution products, primarily 4-color glossy heatset flyers. Shoppers also continued to experience success in up-selling ads onto its web-site.

Operating expenses increased $4.4 million, or 8.0%, in the first quarter of 2000 compared to 1999. The increase in operating expenses was primarily due to increases in payroll costs of $1.7 and additional production costs of $1.2 million, including increased postage of $0.7 million due to increased volumes.

Other Income and Expense

The Company realized a loss of approximately $0.2 million in the first quarter 2000 on the disposal of certain fixed assets in its Shopper operations. In addition, the Company wrote off approximately $0.1 million of inventory and other assets in the first quarter of 2000.

Interest Expense/Interest Income

Interest income decreased $1.7 million in the first quarter of 2000 over the same period in 1999 due to larger cash and investment balances in the first quarter of 1999. The Company sold substantially all of its short-term investments throughout 1999 in order to fund acquisitions and repurchase the Company's stock.

Interest expense increased $0.2 million in the first quarter of 2000 over 1999 due primarily to amortization of financing costs and commitment charges relating to the unsecured revolving credit facilities the Company obtained in November 1999.

Income Taxes

The Company's income tax expense increased $1.3 million in the first quarter of 2000 compared to the first quarter of 1999. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was 40.5% for the first quarter of 2000 and 41.2% for the first quarter of 1999.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2000 was $32.5 million. Net cash outflows from investing activities were $19.0 million for the first three months of 2000, and primarily relate to purchases of fixed assets. Net cash outflows from financing activities were $3.9 million compared to $11.4 million in 1999. The cash outflow from financing activities in 2000 is attributable primarily to the repayment of long-term borrowings. The cash outflow in 1999 was attributable primarily to the repurchase of treasury stock of $12.7 million.

Capital resources are also available from and provided through the Company's two unsecured credit facilities. These credit facilities, two $100 million variable rate, revolving loan commitments, were put in place on November 4, 1999. All borrowings under the $100 million revolving 364-Day Credit Agreement are to be repaid by November 3, 2000 unless the Company requests and is granted a 364-day extension. All borrowings under the $100 million revolving Three-Year Credit Agreement are to be repaid by November 4, 2002. As of March 31, 2000, the Company had $200 million of unused borrowing capacity under these two credit facilities. In addition, capital resources are available to the Company through an unsecured credit facility obtained for the purpose of financing the construction of a new building. This credit facility, a $2.5 million variable rate, revolving loan commitment was put in place on November 29, 1999 and has no stated maturity. $1.5 million of unused borrowing capacity is available from this credit facility as of March 31, 2000. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital service needs for the foreseeable future.

Factors That May Affect Future Results and Financial Condition

From time to time, in both written reports and oral statements by senior management, the Company may express its expectations regarding its future performance. These "forward-looking statements" are inherently uncertain, and investors should realize that events could turn out to be other than what senior management expected. Set forth below are some key factors which could affect the Company's future performance, including its revenues, net income and earnings per share; however, the risks described below are not the only ones the Company faces. Additional risks and uncertainties that are not presently known, or that the Company currently considers immaterial, could also impair the Company's business operations.

Legislation -- There could be a material adverse impact on the Company's direct and interactive marketing business due to the enactment of legislation or industry regulations arising from public concern over consumer privacy issues. Restrictions or prohibitions could be placed upon the collection and use of information that is currently legally available.

Data Suppliers -- The Company could suffer a material adverse effect if owners of the data the Company uses were to withdraw the data. Data providers could withdraw their data if there is a competitive reason to do so or if legislation is passed restricting the use of the data.

Acquisitions -- In recent years the Company has made a number of acquisitions in its direct and interactive marketing and shopper businesses, and it expects to pursue additional acquisition opportunities. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions will be achieved.

Competition -- Direct and interactive marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company's direct and interactive marketing business faces competition in each of its three sectors -- CRM/response management, CRM/database, and marketing services. The Company's shopper business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers and other communications media that operate in the Company's markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve the Company's current processes and to develop new products and services could result in loss of the Company's customers to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect the Company's growth.

Qualified Personnel -- The Company believes that its future prospects will depend in large part upon its ability to attract, train and retain highly skilled technical, client services and administrative personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future.

Postal Rates -- The Company's shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company's shopper business. The present standard postage rates went into effect in January 1999, and a rate increase is expected in 2001. Postal rates also influence the demand for the Company's direct and interactive marketing services even though the cost of mailings is borne by the Company's customers and is not directly reflected in the Company's revenues or expenses.

Newsprint Prices -- Newsprint represents a substantial expense in the Company's shopper operations. In recent years newsprint prices have fluctuated widely, and such fluctuations can materially affect the results of the Company's operations.

Economic Conditions -- Changes in national economic conditions can affect levels of advertising expenditures generally, and such changes can affect each of the Company's businesses. In addition, revenues from the Company's shopper business are dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct and interactive marketing revenues are dependent on national and international economics.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.  See index to Exhibits on Page 15.

         (b) No Form 8-K has been filed during the three months ended March 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                     HARTE-HANKS, INC.





          May 12, 2000                           /s/  Jacques D. Kerrest
          ------------                      ----------------------------------
              Date                                 Jacques D. Kerrest
                                            Senior Vice President, Finance and
                                                 Chief Financial Officer

Exhibit
  No.                                Description of Exhibit
-------                              ----------------------

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

Exhibit
  No.                                Description of Exhibit
-------                              ----------------------

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

10(e)           Form of Severance Agreement between Harte-Hanks, Inc. and
                Richard M. Hochhauser dated as of January 25, 2000 (filed as
                Exhibit 10(e) to the Company's Form 10-K for the year ended
                December 31, 1999 and incorporated by reference herein).

10(f) Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000 (filed as Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 1999 and
                Incorporated by reference herein).

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

Exhibit
  No.                                Description of Exhibit
-------                              ----------------------


*11             Statement Regarding Computation of Net Income (Loss) Per Common
                Share

*21             Subsidiaries of the Company.

*27             Financial Data Schedule.

---------------------
*Filed herewith