Form 10-Q
period 2000-06-30
HARTE HANKS INC
filed 2000-08-11
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934


For the quarterly period ended June 30, 2000
                               -------------

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 67,746,223 shares as of July 31, 2000.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                  June 30, 2000


                                                                           Page
                                                                           ----
Part I. Financial Information

        Item 1.  Interim Condensed Consolidated Financial
                 Statements (Unaudited)

                    Condensed Consolidated Balance Sheets -                   3
                    June 30, 2000 and December 31, 1999

                    Consolidated Statements of Operations -                   4
                    Three months ended June 30, 2000 and 1999

                    Consolidated Statements of Operations -                   5
                    Six months ended June 30, 2000 and 1999

                    Consolidated Statements of Cash Flows -                   6
                    Six months ended June 30, 2000 and 1999

                    Consolidated Statements of Stockholders' Equity -         7
                    Six months ended June 30, 2000 and 1999

                    Notes to Interim Condensed Consolidated Financial         8
                    Statements

        Item 2.  Management's Discussion and Analysis of Financial           11
                    Condition and Results of Operations


Part II.         Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders         16

        Item 6.  Exhibits and Reports on Form 8-K                            16

                 (a)    Exhibits

                 (b)    Reports on Form 8-K

        Signature                                                            17

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)
--------------------------------------------------------------------------------
(Unaudited)



                                                           June 30,    December 31,
                                                            2000           1999
                                                          ---------    ------------
Assets
  Current assets
    Cash and cash equivalents .........................   $  43,974    $     35,196
    Accounts receivable, net ..........................     152,695         154,030
    Inventory .........................................       6,314           7,099
    Prepaid expenses ..................................      12,340          12,651
    Current deferred income tax asset .................       6,798           6,848
    Other current assets ..............................       5,697           4,309
                                                          ---------    ------------
      Total current assets ............................     227,818         220,133

  Property, plant and equipment, net ..................     112,730         106,250
  Goodwill, net .......................................     412,079         409,791
  Other assets ........................................      24,253          33,253
                                                          ---------    ------------
      Total assets ....................................   $ 776,880    $    769,427
                                                          =========    ============


Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable ..................................   $  57,629    $     64,812
    Accrued payroll and related expenses ..............      25,789          25,511
    Customer deposits and unearned revenue ............      28,906          35,622
    Income taxes payable ..............................       9,916          13,667
    Other current liabilities .........................      16,396          14,405
                                                          ---------    ------------
      Total current liabilities .......................     138,636         154,017

  Long-term debt ......................................       2,222           5,000
  Other long-term liabilities .........................      37,191          32,792
                                                          ---------    ------------
      Total liabilities ...............................     178,049         191,809
                                                          ---------    ------------

  Stockholders' equity
    Common stock, $1 par value, 250,000,000 shares
      authorized.  76,691,487 and 76,392,063 shares
      issued at June 30, 2000 and December 31, 1999,
      respectively ....................................      76,691          76,392
  Additional paid-in capital ..........................     200,709         197,454
  Accumulated other comprehensive income ..............       3,505          12,316
  Retained earnings ...................................     529,095         493,362
                                                          ---------    ------------
                                                            810,000         779,524
  Less treasury stock:  8,657,014 and 8,285,966
    shares at cost at June 30, 2000 and December 31,
    1999, respectively ................................    (211,169)       (201,906)
                                                          ---------    ------------
    Total stockholders' equity ........................     598,831         577,618
                                                          ---------    ------------
    Total liabilities and stockholders' equity ........   $ 776,880    $    769,427
                                                          =========    ============



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                          Three Months Ended June 30,
                                                          ----------------------------
                                                             2000             1999
                                                          ------------    ------------
Operating revenues ....................................   $    235,693    $    197,033
                                                          ------------    ------------
Operating expenses
  Payroll .............................................         86,231          70,516
  Production and distribution .........................         80,711          72,777
  Advertising, selling, general and administrative ....         22,386          14,947
  Depreciation ........................................          6,926           5,907
  Goodwill and intangible amortization ................          3,593           2,445
                                                          ------------    ------------
                                                               199,847         166,592
                                                          ------------    ------------
Operating income ......................................         35,846          30,441
                                                          ------------    ------------
Other expenses (income)
  Interest expense ....................................            220              49
  Interest income .....................................           (613)         (1,751)
  Other, net ..........................................            330             257
                                                          ------------    ------------
                                                                   (63)         (1,445)
                                                          ------------    ------------

Income before income taxes ............................         35,909          31,886
Income tax expense ....................................         14,514          13,118
                                                          ------------    ------------
Net income ............................................   $     21,395    $     18,768
                                                          ============    ============

Basic:
  Earnings per common share ...........................   $       0.31    $       0.27
                                                          ============    ============


  Weighted-average common shares outstanding ..........         68,347          70,519
                                                          ============    ============

Diluted:
  Earnings per common share ...........................   $       0.30    $       0.26
                                                          ============    ============

  Weighted-average common and common equivalent
     shares outstanding ...............................         70,492          72,781
                                                          ============    ============



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                          Six Months Ended June 30,
                                                          --------------------------
                                                              2000           1999
                                                          -----------    -----------
Operating revenues ....................................   $   461,750    $   385,161
                                                          -----------    -----------
Operating expenses
  Payroll .............................................       173,299        141,368
  Production and distribution .........................       156,714        142,185
  Advertising, selling, general and administrative ....        44,847         30,994
  Depreciation ........................................        13,656         11,265
  Goodwill and intangible amortization ................         7,237          4,807
                                                          -----------    -----------
                                                              395,753        330,619
                                                          -----------    -----------
Operating income ......................................        65,997         54,542
                                                          -----------    -----------
Other expenses (income)
  Interest expense ....................................           474             90
  Interest income .....................................        (1,025)        (3,849)
  Other, net ..........................................           813            357
                                                          -----------    -----------
                                                                  262         (3,402)
                                                          -----------    -----------
Income before income taxes ............................        65,735         57,944
Income tax expense ....................................        26,586         23,842
                                                          -----------    -----------
Net income ............................................   $    39,149    $    34,102
                                                          ===========    ===========

Basic:
  Earnings per common share ..........................    $     0.57     $      0.48
                                                          ===========    ===========

  Weighted-average common shares outstanding ..........        68,305         70,856
                                                          ===========    ===========

Diluted:
  Earnings per common share ...........................   $      0.56    $      0.47
                                                          ===========    ===========

  Weighted-average common and common equivalent
    shares outstanding ................................        70,397         73,193
                                                          ===========    ===========



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                               Six Months Ended June 30,
                                                               --------------------------
                                                                  2000           1999
                                                               -----------    -----------
Operating Activities
   Net income ..............................................   $    39,149    $    34,102
   Adjustments to reconcile net income to cash provided
      by operating activities:
      Depreciation .........................................        13,656         11,265
      Goodwill and intangible amortization .................         7,237          4,807
      Amortization of option-related compensation ..........           277            329
      Deferred income taxes ................................         3,281          4,725
      Other, net ...........................................           361            141
   Changes in operating assets and liabilities, net of
       acquisitions:
      Decrease in accounts receivable, net .................         2,616          2,388
      Decrease in inventory ................................           785          2,395
      Decrease (increase) in prepaid expenses and other
         current assets ....................................        (1,025)         1,502
      Decrease in accounts payable .........................          (460)        (2,379)
      Decrease in other accrued expenses
         and other liabilities .............................       (12,919)        (6,523)
      Other, net ...........................................        (2,427)        (1,496)
                                                               -----------    -----------
         Net cash provided by operating activities .........        50,531         51,256
                                                               -----------    -----------
Investing Activities
   Acquisitions ............................................        (9,147)       (33,228)
   Purchases of property, plant and equipment ..............       (20,429)       (13,537)
   Proceeds from sale of property, plant and equipment .....           123            124
   Net sales and maturities of
      available-for-sale short-term investments ............            --         48,829
   Other ...................................................            --         (1,000)
                                                               -----------    -----------
         Net cash provided by (used in) investing
           activities ......................................       (29,453)         1,188
                                                               -----------    -----------
Financing Activities
   Long-term borrowings ....................................         2,222             --
   Repayment of long-term borrowings .......................        (5,000)            --
   Issuance of common stock ................................         3,154          4,758
   Purchase of treasury stock ..............................        (9,300)       (47,271)
   Issuance of treasury stock ..............................            40             46
   Dividends paid ..........................................        (3,416)        (2,827)
                                                               -----------    -----------
         Net cash used in financing
           activities ......................................       (12,300)       (45,294)
                                                               -----------    -----------

   Net increase in cash ....................................         8,778          7,150
   Cash and cash equivalents at beginning of year ..........        35,196         30,367
                                                               -----------    -----------
   Cash and cash equivalents at end of period ..............   $    43,974    $    37,517
                                                               ===========    ===========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------
(Unaudited)


                                                                                       Accumulated
                                                Additional                                Other            Total
                                      Common     Paid-In     Retained     Treasury     Comprehensive    Stockholders'
In thousands                          Stock      Capital     Earnings       Stock          Income          Equity
                                    ---------   ----------   ---------    ---------    -------------    -------------
Balance at January 1, 1999 ......   $  75,789   $  189,698   $ 425,999    $(114,395)   $          --    $     577,091
Common stock issued-
   employee benefit plans .......         103        2,128          --           --               --            2,231
Exercise of stock options .......         364        2,163          --           --               --            2,527
Tax benefit of options
   exercised ....................          --        1,370          --           --               --            1,370
Dividends paid ($0.04 per
   share) .......................          --           --      (2,827)          --               --           (2,827)
Treasury stock repurchase .......          --           --          --      (47,271)              --          (47,271)
Treasury stock issued ...........          --           15          --           31               --               46
Comprehensive income, net of
  tax:
   Net income ...................          --           --      34,102           --               --           34,102
                                                                                                        -------------
Total comprehensive income ......                                                                              34,102
                                    ---------   ----------   ---------    ---------    -------------    -------------
Balance at June 30, 1999 ........   $  76,256   $  195,374   $ 457,274    $(161,635)   $          --    $     567,269
                                    =========   ==========   =========    =========    =============    =============


Balance at January 1, 2000 ......   $  76,392   $  197,454   $ 493,362    $(201,906)   $      12,316    $     577,618
Common stock issued-
   employee benefit plans .......          99        1,922          --           --               --            2,021
Exercise of stock options .......         200          933          --           --               --            1,133
Tax benefit of options
   exercised ....................          --          397          --           --               --              397
Dividends paid ($0.05 per
   share) .......................          --           --      (3,416)          --               --           (3,416)
Treasury stock repurchase .......          --           --          --       (9,300)              --           (9,300)
Treasury stock issued ...........          --            3          --           37               --               40
Comprehensive income, net of
   tax:
   Net income ...................          --           --      39,149           --               --           39,149
   Foreign currency
      translation adjustment ....          --           --          --           --           (1,030)          (1,030)
   Change in net unrealized
      gain (loss) on long-
      term investments (net
      of tax of $4,191) .........          --           --          --           --           (7,781)          (7,781)
                                                                                                        -------------
Total comprehensive income ......                                                                              30,338
                                    ---------   ----------   ---------    ---------    -------------    -------------
Balance at June 30, 2000 ........   $  76,691   $  200,709   $ 529,095    $(211,169)   $       3,505    $     598,831
                                    =========   ==========   =========    =========    =============    =============


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

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - INCOME TAXES

The Company's quarterly and six month income tax provision of $14.5 million and $26.6 million, respectively, was calculated using an effective income tax rate of approximately 40.4%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2000. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

NOTE C - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share is as follows:

                                                                      Three Months Ended June 30,
In thousands, except per share amount                                    2000             1999
                                                                      -----------     -----------
BASIC EPS
Net Income ........................................................   $    21,395     $    18,768
                                                                      ===========     ===========

Weighted-average common shares outstanding
  used in earnings per share computations .........................        68,347          70,519
                                                                      ===========     ===========

Earnings per common share .........................................   $      0.31     $      0.27
                                                                      ===========     ===========

DILUTED EPS
Net Income ........................................................   $    21,395     $    18,768
                                                                      ===========     ===========

Shares used in earnings per share computations ....................        70,492          72,781
                                                                      ===========     ===========

Earnings per common share .........................................   $      0.30     $      0.26
                                                                      ===========     ===========

Computation of shares used in earnings per share computations:
Average outstanding common shares .................................        68,347          70,519
Average common equivalent shares -
  dilutive effect of option shares ................................         2,145           2,262
                                                                      -----------     -----------
Shares used in earnings per share computations ....................        70,492          72,781
                                                                      ===========     ===========

                                                                      Six Months Ended June 30,
In thousands, except per share amount                                    2000          1999
                                                                      -----------   -----------
BASIC EPS
Net Income ........................................................   $    39,149   $    34,102
                                                                      ===========   ===========

Weighted-average common shares outstanding
  used in earnings per share computations .........................        68,305        70,856
                                                                      ===========   ===========

Earnings per common share .........................................   $      0.57   $      0.48
                                                                      ===========   ===========

DILUTED EPS
Net Income ........................................................   $    39,149   $    34,102
                                                                      ===========   ===========

Shares used in earnings per share computations ....................        70,397        73,193
                                                                      ===========   ===========

Earnings per common share .........................................   $      0.56   $      0.47
                                                                      ===========   ===========

Computation of shares used in earnings per share computations:
Average outstanding common shares .................................        68,305        70,856
Average common equivalent shares -
  dilutive effect of option shares ................................         2,092         2,337
                                                                      -----------   -----------
Shares used in earnings per share computations ....................        70,397        73,193
                                                                      ===========   ===========

As of June 30, 2000 the Company had 526,956 antidilutive market price options outstanding.

NOTE D - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with operations in two segments - direct and interactive marketing and shoppers.

Information about the Company's operations in different industry segments:

                                                  Three Months Ended June 30
In thousands                                         2000            1999
                                                 ------------    ------------
Operating revenues
     Direct Marketing ........................   $    159,351    $    128,985
     Shoppers ................................         76,342          68,048
                                                 ------------    ------------
         Total operating revenues ............   $    235,693    $    197,033
                                                 ============    ============

Operating income
     Direct Marketing ........................   $     22,191    $     18,524
     Shoppers ................................         15,859          13,758
     Corporate Activities ....................         (2,204)         (1,841)
                                                 ------------    ------------
         Total operating income ..............   $     35,846    $     30,441
                                                 ============    ============

Income before income taxes
     Operating income ........................   $     35,846    $     30,441
     Interest expense ........................           (220)            (49)
     Interest income .........................            613           1,751
     Other, net ..............................           (330)           (257)
                                                 ------------    ------------
         Total income before income taxes ....   $     35,909    $     31,886
                                                 ============    ============

                                                 Six Months Ended June 30,
In thousands                                        2000           1999
                                                 -----------    -----------
Operating revenues
     Direct Marketing ........................   $   315,542    $   253,919
     Shoppers ................................       146,208        131,242
                                                 -----------    -----------
         Total operating revenues ............   $   461,750    $   385,161
                                                 ===========    ===========

Operating income
     Direct Marketing ........................   $    43,550    $    35,808
     Shoppers ................................        26,946         22,543
     Corporate Activities ....................        (4,499)        (3,809)
                                                 -----------    -----------
         Total operating income ..............   $    65,997    $    54,542
                                                 ===========    ===========

Income before income taxes
     Operating income ........................   $    65,997    $    54,542
     Interest expense ........................          (474)           (90)
     Interest income .........................         1,025          3,849
     Other, net ..............................          (813)          (357)
                                                 -----------    -----------
         Total income before income taxes ....   $    65,735    $    57,944
                                                 ===========    ===========

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Operating results were as follows:

                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 2000     JUNE 30, 1999   CHANGE      JUNE 30, 2000     JUNE 30, 1999    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------
Revenues                        $ 235,693         $ 197,033       19.6%       $ 461,750         $ 385,161        19.9%
Operating expenses                199,847           166,592       20.0%         395,753           330,619        19.7%
                                ---------         ---------                   ---------         ---------
Operating income                $  35,846         $  30,441       17.8%       $  65,997         $  54,542        21.0%
                                =========         =========                   =========         =========

Net income                      $  21,395         $  18,768       14.0%       $  39,149         $  34,102        14.8%
                                =========         =========                   =========         =========

Diluted earnings
   per share                    $    0.30         $    0.26       15.4%       $    0.56         $    0.47        19.1%
                                =========         =========                   =========         =========

Consolidated revenues grew 19.6% to $235.7 million and operating income grew 17.8% to $35.8 million in the second quarter of 2000 when compared to the second quarter of 1999. The Company's overall growth resulted from acquisitions, increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1999 increased 20.0% to $199.8 million.

Net income grew 14.0% to $21.4 million, or 30 cents per share, compared to 26 cents per share on a diluted basis. The net income growth resulted from the growth in operating income offset by a decrease of $1.1 million in interest income.

DIRECT MARKETING

Direct and interactive marketing operating results were as follows:

                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 2000     JUNE 30, 1999   CHANGE      JUNE 30, 2000     JUNE 30, 1999    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------
Revenues                        $ 159,351         $ 128,985       23.5%       $ 315,542         $  253,919       24.3%
Operating expenses                137,160           110,461       24.2%         271,992            218,111       24.7%
                                ---------         ---------                   ---------         ----------
Operating income                $  22,191         $  18,524       19.8%       $  43,550         $   35,808       21.6%
                                =========         =========                   =========         ==========

Direct and interactive marketing revenues increased $30.4 million, or 23.5%, in the second quarter of 2000 compared to 1999. Revenue increases were lead by Customer Relationship Management (CRM) which had strong growth for the quarter. CRM revenues increased due to increased business with existing customers and new customer gains. CRM increases were also influenced by the October 1999 acquisition of ZD Market Intelligence, renamed Harte-Hanks Market Intelligence. The traditional growth oriented business-to-business activities of CRM experienced significant growth for the quarter compared to 1999. The high technology, retail and mutual fund industry sectors contributed significantly to overall CRM revenue growth, offsetting continued slowdowns in the insurance and healthcare industry sectors. Marketing services experienced steady revenue growth, led by its targeted mail operations. Marketing services' revenues increased due to increased product sales as well as new product sales to new and existing customers, primarily in the banking and non-bank finance industry sectors. The May 1999 acquisition of Direct Marketing Associates, Inc. (DMA) also contributed to the marketing services revenue increase.

Operating expenses increased $26.7 million, or 24.2%, in the second quarter of 2000 compared to 1999. Payroll costs increased $13.2 million due to expanded hiring to support future revenue growth. Also contributing to the increased operating expenses were additional production and distribution costs of $5.8 million due to increased volumes. General and administrative expense increased $5.3 million due to increased employee and professional services expenses. Depreciation and amortization expense increased $2.1 million due to goodwill associated with acquisitions and higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above.

Direct and interactive marketing revenues increased $61.6 million, or 24.3%, in the first six months of 2000 compared to the first six months of 1999. Both CRM and marketing services experienced strong revenue growth in the first six months of 2000. Overall, revenue growth resulted from increased business with both new and existing customers, particularly customers in the high technology, non-bank finance and retail industries, and the acquisitions noted above.

Operating expenses rose $53.9 million, or 24.7%, in the first half of 2000 compared to the first half of 1999. Payroll costs increased $27.3 million due to expanded hiring to support revenue growth. In addition, production costs increased $11.1 million due to increased volumes. General and administrative expense increased $10.4 million due to increased employee and professional services expenses. Depreciation and amortization expense increased $4.6 million due to goodwill associated with acquisitions and higher levels of capital investment to support growth. The acquisitions mentioned above also contributed to the increased operating expenses.

SHOPPERS

Shopper operating results were as follows:


                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 2000     JUNE 30, 1999   CHANGE      JUNE 30, 2000     JUNE 30, 1999    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------
Revenues                        $  76,342         $  68,048       12.2%       $ 146,208         $  131,242       11.4%
Operating expenses                 60,483            54,290       11.4%         119,262            108,699        9.7%
                                ---------         ---------                   ---------         ----------
Operating income                $  15,859         $  13,758       15.3%       $  26,946         $   22,543       19.5%
                                =========         =========                   =========         ==========


Shopper revenues increased $8.3 million, or 12.2%, in the second quarter of 2000 compared to 1999. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods, primarily in California. From a product-line perspective, Shoppers had growth in both its in-book products, primarily core sales, employment and automotive related advertising, and its distribution products, primarily 4-color glossy heatset flyers and preprinted inserts. Shoppers also continued to experience success in up-selling ads onto its web-site. In the quarter, Shoppers experienced slowdowns in its real-estate and personals advertising segments.

Operating expenses increased $6.2 million, or 11.4%, in the second quarter of 2000 compared to 1999. The increase in operating expenses was primarily due to increases in labor costs of $2.4 million and additional production costs of $2.0 million, including increased postage of $1.4 million due to increased volumes.

Shopper revenues increased $15.0 million, or 11.4%, in the first six months of 2000 compared to the first six months of 1999. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods, primarily in California. From a product-line perspective, Shoppers had growth in both its in-book products, primarily core sales, employment and automotive related advertising and its distribution products, primarily 4-color glossy heatset flyers and preprinted inserts. Shoppers also continued to experience success in up-selling ads onto its web-site. In the first half of 2000, Shoppers experienced slowdown in its personals advertising segments.

Operating expenses increased $10.6, or 9.7%, in the first half of 2000 compared to the first half of 1999. The increase in operating expenses was primarily due to increases in labor costs of $4.1 million and additional production costs of $3.2 million, including increased postage of $2.1 million due to increased volumes.

Other Income and Expense

The Company realized a loss of approximately $0.4 million in the first half of 2000 on the disposal of certain fixed assets. In addition, the Company wrote off approximately $0.2 million of other assets in the first half of 2000.

Interest Expense/Interest Income

Interest income decreased $1.1 million in the second quarter of 2000 and $2.8 million in the first six months of 2000 over the same periods in 1999. The decrease in the first six months of 2000 over the same period in 1999 was due to larger cash and investment balances in the first half of 1999. The Company sold substantially all of its short-term investments throughout 1999 in order to fund acquisitions and repurchase the Company's stock.

Interest expense increased $0.2 million in the second quarter of 2000 and $0.4 million in the first six months of 2000 over the same periods in 1999. The increase was primarily due to amortization of financing costs and commitment charges relating to the unsecured revolving credit facilities the Company obtained in November 1999.

Income Taxes

The Company's income tax expense increased $1.4 million in the second quarter of 2000 and $2.7 million in the first six months of 2000 compared to the same periods in 1999. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was 40.4% for the second quarter of 2000 and the first six months of 2000 compared to 41.1% for the same periods in 1999.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2000 was $50.5 million. Net cash outflows from investing activities were $29.5 million for the first six months of 2000 compared to net cash inflows of $1.1 million for the first six months of 1999. The cash outflows in 2000 primarily relate to purchases of fixed assets. The cash inflows from investing activities in 1999 were primarily attributable to sales and maturities of marketable securities totaling $48.8 million, the proceeds of which were used to fund acquisitions and to repurchase the Company's stock. Net cash outflows from financing activities were $12.3 million in 2000 compared to net cash outflows of $45.3 million in 1999. The cash outflow from financing activities in both 2000 and 1999 is attributable primarily to the repurchase of the Company's stock.

Capital resources are also available from and provided through the Company's two unsecured credit facilities. These credit facilities, two $100 million variable rate, revolving loan commitments, were put in place on November 4, 1999. All borrowings under the $100 million revolving 364-Day Credit Agreement are to be repaid by November 3, 2000 unless the Company requests and is granted a 364-day extension. All borrowings under the $100 million revolving Three-Year Credit Agreement are to be repaid by November 4, 2002. As of June 30, 2000, the Company had $200 million of unused borrowing capacity under these two credit facilities. In addition, capital resources are available to the Company through an unsecured credit facility obtained for the purpose of financing the construction of a new building in Belgium. This credit facility, a $2.5 million variable rate, revolving loan commitment was put in place on November 29, 1999 and has no stated maturity. $0.3 million of unused borrowing capacity is available from this credit facility as of June 30, 2000. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital service needs for the foreseeable future.

Acquisitions

In June, 2000, the Company acquired the UK based Hi-Tech Marketing Limited, a leading pan-European provider of CRM services to the technology, telecommunications and financial services industries.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 101"). SAB No. 101 summarizes the SEC's staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company understands that the SEC staff is preparing a document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes revenue recognition practices, the Company will adopt SAB No. 101 no later than the fourth quarter of fiscal year 2000 through a cumulative effect adjustment. Any cumulative effect adjustment will be computed as of January 1, 2000. The Company cannot determine the potential impact that SAB No. 101 may have on its consolidated financial position or results of operations at this time.

In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: AN INTERPRETATION OF APB OPINION NO.
25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.

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

Competition -- Direct and interactive marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company's direct and interactive marketing business faces competition in both of its sectors - CRM and marketing services. The Company's shopper business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers and other communications media that operate in the Company's markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve the Company's current processes and to develop new products and services could result in loss of the Company's customers to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect the Company's growth.

Qualified Personnel - The Company believes that its future prospects will depend in large part upon its ability to attract, train and retain highly skilled technical, client services and administrative personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 2, 2000. At the meeting the stockholders were requested to vote on the following:

a) To elect David L. Copeland, Dr. Peter T. Flawn and Christopher M. Harte as Class I directors for a three-year term. The result of the vote was as follows:

                                                       For                         Withheld
                                                   -----------                    ----------
         David L. Copeland                          48,195,471                       404,362
         Dr. Peter T. Flawn                         48,185,962                       413,871
         Christopher M. Harte                       48,193,743                       406,090

         The names of each director whose term of office continued are: Larry Franklin, Houston H. Harte, Richard M. Hochhauser and James L. Johnson.

b) To approve an amendment to the Company's stock option plan that increases by three million the number of shares of common stock that may be issued under the plan. The result of the vote was as follows

             For                 Against          Abstain
         -----------           -----------       ---------
          42,393,869             5,601,822         604,142

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits. See index to Exhibits on Page 18.

         (b) No Form 8-K has been filed during the three months ended June 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                   HARTE-HANKS, INC.





      August 11, 2000                           /s/  Jacques D. Kerrest
      ---------------                       -------------------------------
          Date                                    Jacques D. Kerrest
                                           Senior Vice President, Finance and
                                                 Chief Financial Officer

Exhibit
  No.                                Description of Exhibit                       Page No.
-------                              ----------------------                       --------
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

Exhibit
  No.                                Description of Exhibit                       Page No.
-------                              ----------------------                       --------
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

*10(h)   Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan.                 20

10(i) Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company's Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(j) Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1998 and incorporate by reference herein).

*11      Statement Regarding Computation of Net Income (Loss) Per Common Share.         27

*21      Subsidiaries of the Company.                                                   28

*27      Financial Data Schedule.                                                       29

----------
*Filed herewith