Form 10-Q
period 2000-09-30
HARTE HANKS INC
filed 2000-11-14
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2000
                               ------------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-7120
                       ------


                                HARTE-HANKS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     74-1677284
  -------------------------------                      ---------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)


             200 Concord Plaza Drive, San Antonio, Texas      78216
             ------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 67,160,214 shares as of October 31, 2000.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               September 30, 2000


                                                                         Page
Part I. Financial Information

        Item 1.  Interim Condensed Consolidated Financial
                 Statements (Unaudited)

                    Condensed Consolidated Balance Sheets -               3
                    September 30, 2000 and December 31, 1999

                    Consolidated Statements of Operations -               4
                    Three months ended September 30, 2000 and 1999

                    Consolidated Statements of Operations -               5
                    Nine months ended September 30, 2000 and 1999

                    Consolidated Statements of Cash Flows -               6
                    Nine months ended September 30, 2000 and 1999

                    Consolidated Statements of Stockholders' Equity -     7
                    Nine months ended September 30, 2000 and 1999

                    Notes to Interim Condensed Consolidated Financial     8
                    Statements

        Item 2.  Management's Discussion and Analysis of Financial       11
                 Condition and Results of Operations

Part II.        Other Information

        Item 6. Exhibits and Reports on Form 8-K                         16

             (a)    Exhibits

             (b)    Reports on Form 8-K

        Signature                                                        17

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts)
--------------------------------------------------------------------------
(Unaudited)



                                                         September 30,    December 31,
                                                             2000             1999
                                                         ------------     ------------
Assets
  Current assets
    Cash and cash equivalents .......................    $     40,585     $     35,196
    Accounts receivable, net ........................         162,283          154,030
    Inventory .......................................           6,262            7,099
    Prepaid expenses ................................          12,535           12,651
    Current deferred income tax asset ...............           7,408            6,848
    Other current assets ............................           4,723            4,309
                                                         ------------     ------------
      Total current assets ..........................         233,796          220,133

Property, plant and equipment, net ..................         110,553          106,250
Goodwill, net .......................................         408,320          409,791
Other assets ........................................          20,707           33,253
                                                         ------------     ------------
      Total assets ..................................    $    773,376     $    769,427
                                                         ============     ============


Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable ................................    $     45,105     $     64,812
    Accrued payroll and related expenses ............          27,515           25,511
    Customer deposits and unearned revenue ..........          38,074           35,622
    Income taxes payable ............................           8,803           13,667
    Other current liabilities .......................          20,018           14,405
                                                         ------------     ------------
      Total current liabilities .....................         139,515          154,017

Long-term debt ......................................           3,288            5,000
Other long-term liabilities .........................          39,025           32,792
                                                         ------------     ------------
      Total liabilities .............................         181,828          191,809
                                                         ------------     ------------

Stockholders' equity
  Common stock, $1 par value, 250,000,000 shares
    authorized. 76,761,490 and 76,392,063 shares
    issued at September 30, 2000 and December 31,
    1999, respectively ..............................          76,761           76,392
  Additional paid-in capital ........................         202,001          197,454
  Accumulated other comprehensive income (loss) .....            (500)          12,316
  Retained earnings .................................         548,544          493,362
                                                         ------------     ------------
                                                              826,806          779,524
  Less treasury stock: 9,616,389 and 8,285,966
    shares at cost at September 30, 2000 and
    December 31, 1999, respectively .................        (235,258)        (201,906)
                                                         ------------     ------------
    Total stockholders' equity ......................         591,548          577,618
                                                         ------------     ------------

    Total liabilities and stockholders' equity ......    $    773,376     $    769,427
                                                         ============     ============



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                              2000          1999
                                                            ---------     ---------
Operating revenues .....................................    $ 243,205     $ 207,632
                                                            ---------     ---------
Operating expenses
     Payroll ...........................................       86,852        74,677
     Production and distribution .......................       86,047        75,336
     Advertising, selling, general and administrative ..       23,676        18,681
     Depreciation ......................................        7,394         6,097
     Goodwill and intangible amortization ..............        3,836         2,578
                                                            ---------     ---------
                                                              207,805       177,369
                                                            ---------     ---------
Operating income .......................................       35,400        30,263
                                                            ---------     ---------
Other expenses (income)
     Interest expense ..................................          275            67
     Interest income ...................................         (619)       (1,554)
     Other, net ........................................          312           280
                                                            ---------     ---------
                                                                  (32)       (1,207)
                                                            ---------     ---------
Income before income taxes .............................       35,432        31,470
Income tax expense .....................................       14,300        12,867
                                                            ---------     ---------
Net income .............................................    $  21,132     $  18,603
                                                            =========     =========

Basic:
     Earnings per common share .........................    $    0.31     $    0.27
                                                            =========     =========

     Weighted-average common shares outstanding ........       67,519        69,487
                                                            =========     =========

Diluted:
     Earnings per common share .........................    $    0.30     $    0.26
                                                            =========     =========

     Weighted-average common and common equivalent
       shares outstanding ..............................       69,782        71,715
                                                            =========     =========



See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)
------------------------------------------------------------------------------
(Unaudited)

                                                        Nine months ended September 30,
                                                        -------------------------------
                                                              2000          1999
                                                            ---------     ---------
Operating revenues .....................................    $ 704,955     $ 592,793
                                                            ---------     ---------
Operating expenses
     Payroll ...........................................      260,151       216,045
     Production and distribution .......................      242,761       217,521
     Advertising, selling, general and administrative ..       68,523        49,675
     Depreciation ......................................       21,050        17,362
     Goodwill and intangible amortization ..............       11,073         7,385
                                                            ---------     ---------
                                                              603,558       507,988
                                                            ---------     ---------
Operating income .......................................      101,397        84,805
                                                            ---------     ---------
Other expenses (income)
     Interest expense ..................................          749           157
     Interest income ...................................       (1,644)       (5,403)
     Other, net ........................................        1,125           637
                                                            ---------     ---------
                                                                  230        (4,609)
                                                            ---------     ---------
Income before income taxes .............................      101,167        89,414
Income tax expense .....................................       40,886        36,709
                                                            ---------     ---------
Net income .............................................    $  60,281     $  52,705
                                                            =========     =========

Basic:
     Earnings per common share .........................    $    0.89     $    0.75
                                                            =========     =========

     Weighted-average common shares outstanding ........       68,043        70,400
                                                            =========     =========

Diluted:
     Earnings per common share .........................    $    0.86     $    0.73
                                                            =========     =========

     Weighted-average common and common equivalent
       shares outstanding ..............................       70,192        72,700
                                                            =========     =========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                         Nine months ended September 30,
                                                                         -------------------------------
                                                                               2000          1999
                                                                             ---------     ---------
Operating Activities
     Net income .........................................................    $  60,281     $  52,705
     Adjustments to reconcile net income to cash provided
          by operating activities:
          Depreciation ..................................................       21,050        17,362
          Goodwill and intangible amortization ..........................       11,073         7,385
          Amortization of option-related compensation ...................          418           494
          Deferred income taxes .........................................        3,878         7,220
          Other, net ....................................................          961           224
     Changes in operating assets and liabilities, net of acquisitions:
          Increase in accounts receivable, net ..........................       (6,220)       (3,274)
          Decrease in inventory .........................................          837           739
          Increase in prepaid expenses and other
               current assets ...........................................         (246)       (5,762)
          Increase (decrease) in accounts payable .......................      (12,874)        4,237
          Increase in other accrued expenses
               and other liabilities ....................................        2,524         8,266
          Other, net ....................................................       (5,406)       (2,095)
                                                                             ---------     ---------
               Net cash provided by operating activities ................       76,276        87,501
                                                                             ---------     ---------
Investing Activities
     Acquisitions .......................................................       (9,207)      (36,051)
     Purchases of property, plant and equipment .........................      (26,125)      (21,065)
     Proceeds from sale of property, plant and equipment ................          144           488
     Net sales and maturities of
          available-for-sale investments ................................           88       136,479
     Other ..............................................................           --        (3,000)
                                                                             ---------     ---------
               Net cash provided by (used in) investing
                 activities .............................................      (35,100)       76,851
                                                                             ---------     ---------
Financing Activities
     Long-term borrowings ...............................................        3,288            --
     Repayment of long-term borrowings ..................................       (5,000)           --
     Issuance of common stock ...........................................        4,369         5,916
     Purchase of treasury stock .........................................      (33,406)      (72,473)
     Issuance of treasury stock .........................................           61            66
     Dividends paid .....................................................       (5,099)       (4,210)
                                                                             ---------     ---------
               Net cash used in financing
                 activities .............................................      (35,787)      (70,701)
                                                                             ---------     ---------

     Net increase in cash ...............................................        5,389        93,651
     Cash and cash equivalents at beginning of year .....................       35,196        30,367
                                                                             ---------     ---------
     Cash and cash equivalents at end of period .........................    $  40,585     $ 124,018
                                                                             =========     =========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                  Additional                                   Other           Total
                                      Common        Paid-In      Retained       Treasury    Comprehensive   Stockholders'
In thousands                          Stock         Capital      Earnings        Stock         Income          Equity
------------                        ----------    -----------   ----------     ----------   -------------   -------------
Balance at January 1, 1999 .....    $   75,789    $  189,698    $  425,999     $ (114,395)    $       --     $  577,091
Common stock issued-
   employee benefit plans ......           148         3,121            --             --             --          3,269
Exercise of stock options ......           379         2,268            --             --             --          2,647
Tax benefit of options
   exercised ...................            --         1,468            --             --             --          1,468
Dividends paid ($0.06 per
   share) ......................            --            --        (4,210)            --             --         (4,210)
Treasury stock repurchase ......            --            --            --        (72,473)            --        (72,473)
Treasury stock issued ..........            --            20            --             46             --             66
Comprehensive income, net of tax:
   Net income ..................            --            --        52,705             --             --         52,705
                                                                                                             ----------
Total comprehensive income .....                                                                                 52,705
                                    ----------    ----------    ----------     ----------     ----------     ----------
Balance at September 30, 1999 ..    $   76,316    $  196,575    $  474,494     $ (186,822)    $       --     $  560,563
                                    ==========    ==========    ==========     ==========     ==========     ==========


Balance at January 1, 2000 .....    $   76,392    $  197,454    $  493,362     $ (201,906)    $   12,316     $  577,618
Common stock issued-
   employee benefit plans ......           142         2,832            --             --             --          2,974
Exercise of stock options ......           227         1,168            --             --             --          1,395
Tax benefit of options
   exercised ...................            --           540            --             --             --            540
Dividends paid ($0.075 per
   share) ......................            --            --        (5,099)            --             --         (5,099)
Treasury stock repurchase ......            --            --            --        (33,406)            --        (33,406)
Treasury stock issued ..........            --             7            --             54             --             61
Comprehensive income, net of tax:
   Net income ..................            --            --        60,281             --             --         60,281
   Foreign currency
      translation adjustment ...            --            --            --             --         (1,512)        (1,512)
   Change in net unrealized
      gain (loss) on long-
      term investments (net
      of tax of $6,087) ........            --            --            --             --        (11,304)       (11,304)
                                                                                                             ----------
Total comprehensive income .....                                                                                 47,465
                                    ----------    ----------    ----------     ----------     ----------     ----------
Balance at September 30, 2000 ..    $   76,761    $  202,001    $  548,544     $ (235,258)    $     (500)    $  591,548
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

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - INCOME TAXES

The Company's quarterly and nine month income tax provision of $14.3 million and $40.9 million, respectively, was calculated using an effective income tax rate of approximately 40.4%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2000. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

NOTE C - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share is as follows:

                                                                     Three Months Ended
                                                                        September 30,
                                                                     ------------------
In thousands, except per share amount                                  2000       1999
                                                                     -------    -------
BASIC EPS
Net Income ......................................................    $21,132    $18,603
                                                                     =======    =======

Weighted-average common shares outstanding
  used in earnings per share computations .......................     67,519     69,487
                                                                     =======    =======

Earnings per common share .......................................    $  0.31    $  0.27
                                                                     =======    =======

DILUTED EPS
Net Income ......................................................    $21,132    $18,603
                                                                     =======    =======

Shares used in earnings per share computations ..................     69,782     71,715
                                                                     =======    =======

Earnings per common share .......................................    $  0.30    $  0.26
                                                                     =======    =======

Computation of shares used in earnings per share computations:
Average outstanding common shares ...............................     67,519     69,487
Average common equivalent shares -
  dilutive effect of option shares ..............................      2,263      2,228
                                                                     -------    -------
Shares used in earnings per share computations ..................     69,782     71,715
                                                                     =======    =======

                                                                     Nine Months Ended
                                                                        September 30,
                                                                     ------------------
In thousands, except per share amount                                  2000       1999
-------------------------------------                                -------    -------
BASIC EPS
Net Income ......................................................    $60,281    $52,705
                                                                     =======    =======

Weighted-average common shares outstanding
  used in earnings per share computations .......................     68,043     70,400
                                                                     =======    =======

Earnings per common share .......................................    $  0.89    $  0.75
                                                                     =======    =======

DILUTED EPS
Net Income ......................................................    $60,281    $52,705
                                                                     =======    =======

Shares used in earnings per share computations ..................     70,192     72,700
                                                                     =======    =======

Earnings per common share .......................................    $  0.86    $  0.73
                                                                     =======    =======

Computation of shares used in earnings per share computations:
Average outstanding common shares ...............................     68,043     70,400
Average common equivalent shares -
  dilutive effect of option shares ..............................      2,149      2,300
                                                                     -------    -------
Shares used in earnings per share computations ..................     70,192     72,700
                                                                     =======    =======


NOTE D - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with operations in two segments - direct and interactive marketing and shoppers.

Information about the Company's operations in different industry segments:

                                                   Three Months Ended
                                                       September 30,
                                                 -----------------------
In thousands                                        2000         1999
------------                                     ---------     ---------
Operating revenues
     Direct Marketing .......................    $ 165,608     $ 137,639
     Shoppers ...............................       77,597        69,993
                                                 ---------     ---------
         Total operating revenues ...........    $ 243,205     $ 207,632
                                                 =========     =========

Operating income
     Direct Marketing .......................    $  21,544     $  18,898
     Shoppers ...............................       15,603        13,223
     Corporate Activities ...................       (1,747)       (1,858)
                                                 ---------     ---------
         Total operating income .............    $  35,400     $  30,263
                                                 =========     =========

Income before income taxes
     Operating income .......................    $  35,400     $  30,263
     Interest expense .......................         (275)          (67)
     Interest income ........................          619         1,554
     Other, net .............................         (312)         (280)
                                                 ---------     ---------
         Total income before income taxes ...    $  35,432     $  31,470
                                                 =========     =========

                                                    Nine months ended
                                                       September 30,
                                                 -----------------------
In thousands                                        2000         1999
------------                                    ---------     ---------
Operating revenues
     Direct Marketing .......................    $ 481,150     $ 391,588
     Shoppers ...............................      223,805       201,235
                                                 ---------     ---------
         Total operating revenues ...........    $ 704,955     $ 592,793
                                                 =========     =========

Operating income
     Direct Marketing .......................    $  65,094     $  54,706
     Shoppers ...............................       42,549        35,766
     Corporate Activities ...................       (6,246)       (5,667)
                                                 ---------     ---------
         Total operating income .............    $ 101,397     $  84,805
                                                 =========     =========

Income before income taxes
     Operating income .......................    $ 101,397     $  84,805
     Interest expense .......................         (749)         (157)
     Interest income ........................        1,644         5,403
     Other, net .............................       (1,125)         (637)
                                                 ---------     ---------
         Total income before income taxes ...    $ 101,167     $  89,414
                                                 =========     =========



NOTE E - COMPREHENSIVE INCOME

The Company's total comprehensive income for the third quarter 2000 was $4.0 million less than net income, whereas comprehensive income for the third quarter 1999 was equal to net income. The majority of the difference in the third quarter of 2000 was attributable to changes in the fair market value of available-for-sale investments.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Operating results were as follows:

                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
In thousands                 SEPT. 30, 2000    SEPT. 30, 1999   CHANGE     SEPT. 30, 2000    SEPT. 30, 1999    CHANGE
------------                 --------------    --------------   ------     --------------    --------------    ------
Revenues                      $   243,205        $  207,632       17.1%     $   704,955         $  592,793      18.9%
Operating expenses                207,805           177,369       17.2%         603,558            507,988      18.8%
                              -----------        ----------                 -----------         ----------
Operating income              $    35,400        $   30,263       17.0%     $   101,397         $   84,805      19.6%
                              ===========        ==========                 ===========         ==========

Net income                    $    21,132        $   18,603       13.6%     $    60,281         $   52,705      14.4%
                              ===========        ==========                 ===========         ==========

Diluted earnings
   per share                  $      0.30        $     0.26       15.4%     $      0.86         $     0.73      17.8%
                              ===========        ==========                 ===========         ==========

Consolidated revenues grew 17.1% to $243.2 million and operating income grew 17.0% to $35.4 million in the third quarter of 2000 when compared to the third quarter of 1999. The Company's overall growth resulted from acquisitions, increased business with both new and existing customers and from the sale of new products and services. Overall operating expenses compared to 1999 increased 17.2% to $207.8 million.

Net income grew 13.6% to $21.1 million, or 30 cents per share, compared to 26 cents per share on a diluted basis. The net income growth resulted from the growth in operating income, partially offset by a decrease of $0.9 million in interest income.

DIRECT MARKETING

Direct and interactive marketing operating results were as follows:

                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
In thousands                 SEPT. 30, 2000    SEPT. 30, 1999   CHANGE     SEPT. 30, 2000    SEPT. 30, 1999    CHANGE
------------                 --------------    --------------   ------     --------------    --------------    ------
Revenues                      $   165,608        $  137,639       20.3%     $   481,150         $  391,558      22.9%
Operating expenses                144,064           118,741       21.3%         416,056            336,852      23.5%
                              -----------        ----------                 -----------         ----------
Operating income              $    21,544        $   18,898       14.0%     $    65,094         $   54,706      19.0%
                              ===========        ==========                 ===========         ==========

Direct and interactive marketing revenues increased $28.0 million, or 20.3%, in the third quarter of 2000 compared to 1999. Revenue increases were lead by Customer Relationship Management (CRM) which had strong growth for the quarter. CRM revenues increased due to increased business with existing customers and new customer gains. CRM increases were also influenced by the October 1999 acquisition of ZD Market Intelligence, renamed Harte-Hanks Market Intelligence. The traditional growth oriented business-to-business activities of CRM experienced significant growth for the quarter compared to 1999. The high-technology, mutual fund and healthcare industry sectors contributed significantly to overall CRM revenue growth, offsetting continued slowdowns in the insurance industry. Marketing services experienced increased revenues from the banking, automotive and mutual fund industry sectors, offset by a slowdown in the retail industry sector. Fourth quarter results could be affected by continued softness in the retail industry, the largest industry sector served by direct and interactive marketing.

Operating expenses increased $25.3 million, or 21.3%, in the third quarter of 2000 compared to 1999. Payroll costs increased $11.2 million due to expanded hiring to support future revenue growth. Also contributing to the increased operating expenses were additional production costs of $7.0 million due to increased volumes. General and administrative expense increased $4.2 million due to increased employee expenses and professional and business services fees. Depreciation and amortization expense increased $2.5 million due to goodwill associated with acquisitions and higher levels of capital investment to support growth. Operating expenses were also impacted by the acquisitions noted above.

Direct and interactive marketing revenues increased $89.6 million, or 22.9%, in the first nine months of 2000 compared to the first nine months of 1999. Both CRM and marketing services experienced strong revenue growth in the first nine months of 2000. Overall, revenue growth resulted from increased business with both new and existing customers, particularly customers in the high-technology, mutual fund and non-bank finance industries, and the acquisition noted above.

Operating expenses rose $79.2 million, or 23.5%, in the first nine months of 2000 compared to the first nine months of 1999. Payroll costs increased $38.5 million due to expanded hiring to support revenue growth. In addition, production costs increased $18.1 million due to increased volumes. General and administrative expense increased $14.6 million primarily due to increased employee expenses and professional and business services fees. Depreciation and amortization expense increased $7.2 million due to goodwill associated with acquisitions and higher levels of capital investment to support growth. The acquisition mentioned above also contributed to the increased operating expenses.

SHOPPERS

Shopper operating results were as follows:

                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
In thousands                 SEPT. 30, 2000    SEPT. 30, 1999   CHANGE     SEPT. 30, 2000    SEPT. 30, 1999    CHANGE
------------                 --------------    --------------   ------     --------------    --------------    ------
Revenues                      $    77,597        $   69,993       10.9%     $   223,805         $  201,235      11.2%
Operating expenses                 61,994            56,770        9.2%         181,256            165,469       9.5%
                              -----------        ----------                 -----------         ----------
Operating income              $    15,603        $   13,223       18.0%     $    42,549         $   35,766      19.0%
                              ===========        ==========                 ===========         ==========

Shopper revenues increased $7.6 million, or 10.9%, in the third quarter of 2000 compared to 1999. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods in both California and Florida. From a product-line perspective, Shoppers had growth in both its in-book products, primarily core sales and employment and automotive related advertising, and its distribution products, primarily preprinted inserts and 4-color glossy heatset flyers. Shoppers also experienced continued success in up-selling ads onto its web-site. In the quarter, Shoppers experienced softness in its real-estate and personals advertising sectors.

Operating expenses increased $5.2 million, or 9.2%, in the third quarter of 2000 compared to 1999. The increase in operating expenses was primarily due to increases in payroll costs of $1.4 million, increases in postage of $1.8 million due to increased volumes, and increases in paper costs of $1.0 million due to increased volumes and rate increases in newsprint and job paper.

Shopper revenues increased $22.6 million, or 11.2%, in the first nine months of 2000 compared to the first nine months of 1999. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods in both California and Florida. From a product-line perspective, Shoppers had growth in both its in-book products, primarily employment and automotive related advertising and core sales, and its distribution products, primarily 4-color glossy heatset flyers and pre-printed inserts. Shoppers also experienced growth from up-selling ads onto its web-site. In the first nine months of 2000, Shoppers experienced slowdowns in its real-estate and personals advertising sectors.

Operating expenses increased $15.8 million, or 9.5%, in the first nine months of 2000 compared to the first nine months of 1999. The increase in operating expenses was primarily due to increases in payroll costs of $5.5 million, increases in postage of $3.9 million due to increased volumes, and increases in paper costs of $1.6 due to increased volumes and paper rates.

Other Income and Expense

The Company realized a loss of approximately $1.0 million in the first nine months of 2000 on the disposal of certain fixed assets. In addition, the Company wrote off approximately $0.4 million of other assets in the first nine months of 2000. These expenses were partially offset by a $0.4 million gain in the third quarter of 2000 on the sale of equity securities that were held in its investment portfolio.

Interest Expense/Interest Income

Interest income decreased $0.9 million in the third quarter of 2000 and $3.8 million in the first nine months of 2000 when compared to the same periods in 1999. The decrease in the first nine months of 2000 when compared to the same period in 1999 was due to larger cash and investment balances in the first nine months of 1999. The Company sold substantially all of its short-term investments throughout 1999 in order to fund acquisitions and repurchase the Company's stock.

Income Taxes

The Company's income tax expense increased $1.4 million in the third quarter of 2000 and $4.2 million in the first nine months of 2000 compared to the same periods in 1999. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was 40.4% for the third quarter and the first nine months of 2000 compared to 40.9% for the third quarter of 1999 and 41.1% for the first nine months of 1999.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2000 was $76.3 million. Net cash outflows from investing activities were $35.1 million for the first nine months of 2000 compared to net cash inflows of $76.9 million for the first nine months of 1999. The cash outflows in 2000 primarily relate to purchases of fixed assets. The cash inflows from investing activities in 1999 were primarily attributable to sales and maturities of marketable securities totaling $136.5 million, the proceeds of which were used to fund acquisitions and to repurchase the Company's stock. Net cash outflows from financing activities were $35.8 million in 2000 compared to net cash outflows of $70.7 million in 1999. The cash outflows from financing activities in 2000 and 1999 are attributable primarily to the repurchase of the Company's stock of $33.4 million and $72.5 million in the first nine months of 2000 and 1999, respectively.

Capital resources are also available from and provided through the Company's two unsecured credit facilities. These credit facilities, two $100 million variable rate, revolving loan commitments, were put in place on November 4, 1999. All borrowings under the $100 million revolving Three-Year Credit Agreement are to be repaid by November 4, 2002. On November 2, 2000 the Company was granted a 364-day extension to its $100 million revolving 364-Day Credit Agreement. All borrowings under the 364-Day Credit Agreement are to be repaid by November 1, 2001. As of September 30, 2000, the Company had $200 million of unused borrowing capacity under these two credit facilities. In addition, capital resources are available to the Company through an unsecured credit facility obtained for the purpose of financing the construction of a new building in Belgium. This credit facility, a $3.3 million variable rate, revolving loan commitment was put in place on November 29, 1999 and has no stated maturity. No unused borrowing capacity is available from this credit facility as of September 30, 2000. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital service needs for the foreseeable future.

Recent Developments

On November 1, 2000, the Company acquired Detroit-based Information Resources Group, a leading provider of business-to-business intelligence solutions to the technology, communications and other industries. The Company utilized its existing cash and cash equivalents to fund this acquisition.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 101"). SAB No. 101 summarizes the SEC's staff's views in applying generally accepted accounting principles to selected revenue recognition issues. To the extent that SAB No. 101 ultimately changes revenue recognition practices, the Company will adopt SAB No. 101 in the fourth quarter of fiscal year 2000 through a cumulative effect adjustment. Any cumulative effect adjustment will be computed as of January 1, 2000. The Company cannot determine the potential impact that SAB No. 101 may have on its consolidated financial position or results of operations at this time.

In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: AN INTERPRETATION OF APB OPINION NO.
25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting the Company have been applied on a prospective basis effective July 1, 2000. Through September 30, 2000 the provisions of Interpretation No 44 have had no effect on the Company's results of operations.

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

         (b) No Form 8-K has been filed during the three months ended September 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                   HARTE-HANKS, INC.





    November 13, 2000                           /s/ Jacques D. Kerrest
    -----------------                      ----------------------------------
          Date                                     Jacques D. Kerrest
                                           Senior Vice President, Finance and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.                          Description of Exhibit
-------   ---------------------------------------------------------------------
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

Exhibit
  No.                          Description of Exhibit
-------   ---------------------------------------------------------------------
4(b)      Three-Year Credit Agreement dated as of November 4, 1999 between
          Harte-Hanks, Inc. and the Lenders named therein [$100 million]. (filed as Exhibit 4(b) to the Company's form 10-Q for the nine months ended
          September 30, 1999 and incorporated by reference herein).

*4(c)     Amendment No. 2 dated October 30, 2000 to 364-Day Credit Agreement
          [$100 million].

4(d) Other long term debt instruments are not being filed pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Copies of such instruments will be furnished to the Commission upon request.

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

10(e)     Form of Severance Agreement between Harte-Hanks, Inc. Richard M.
          Hochhauser, dated as of January 25, 2000 (filed as Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1999 and incorporated by reference herein).

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

10(h) Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(h) to the Company's Form 10-Q for the six months ended
          June 30, 2000 and incorporated by reference herein).

Exhibit
  No.                          Description of Exhibit
-------   ---------------------------------------------------------------------
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

*11       Statement Regarding Computation of Net Income (Loss) Per Common Share.

*21       Subsidiaries of the Company.

*27       Financial Data Schedule.

----------
* Filed herewith