Form 10-K405
period 2000-12-31
HARTE HANKS INC
filed 2001-03-30
CIK 45919

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

(MARK ONE)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM         TO
                                              -------    --------

                          COMMISSION FILE NUMBER 1-7120

                                 --------------

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

                                 --------------

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

                                 --------------

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
                                              ----      ----

         Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                             ---

         Aggregate market value of the Company's voting stock held by non-affiliates on February 1, 2001, based on the $23.19 per share closing price for the Company's Common Stock on the New York Stock Exchange on such date: approximately $1,022,000,000.

SHARES OUTSTANDING AT FEBRUARY 1, 2001:

         Common Stock - 64,565,472 shares

DOCUMENTS INCORPORATED BY REFERENCE:

         The Company's Annual Report to Stockholders for the year ended December 31, 2000 (incorporated in Part II to the extent provided in Items 5, 6, 7 and 8 hereof).

         Definitive Proxy Statement for the Company's May 8, 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11 and 12 hereof).

================================================================================

                                Harte-Hanks, Inc.
                                Table of Contents
                                Form 10-K Report
                                December 31, 2000

Part I                                                                                           Page
------                                                                                           ----

      Item 1.              Business                                                                3
      Item 2.              Properties                                                              3
      Item 3.              Legal Proceedings                                                       9

      Item 4.              Submission of Matters to a Vote of Security Holders                    10


Part II
-------

      Item 5.              Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                    10

      Item 6.              Selected Financial Data                                                10

      Item 7.              Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    10

      Item 7A.             Quantitative and Qualitative Disclosures About Market Risk             10

      Item 8.              Financial Statements and Supplementary Data                            10

      Item 9.              Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                    10

Part III
--------

      Item 10.             Directors and Executive Officers of the Registrant                     10

      Item 11.             Executive Compensation                                                 11

      Item 12.             Security Ownership of Certain Beneficial Owners and
                           Management                                                             12

      Item 13.             Certain Relationships and Related Transactions                         12


Part IV
--------

      Item 14.             Exhibits, Financial Statement Schedules and Reports on
                           Form 8-K.                                                              12

Signatures                                                                                        16

ITEM 1.     BUSINESS AND ITEM 2.     PROPERTIES

INTRODUCTION

         Harte-Hanks is a highly focused international direct and interactive services company that provides a full scope of solutions to a wide range of industries in the customer relationship management (CRM) arena. The Company also publishes highly targeted advertising shopper publications which reach nearly ten million households a week.

         The Company's direct and interactive marketing business operates both nationally and internationally, while its shopper business operates in selected local and regional markets in California and Florida. The Company believes that marketing is undergoing a transition from traditional mass media marketing to targeted marketing and CRM. The transition is being driven by the increasing sophistication and efficiency of computer technology and a growing need among marketers to customize the products and services they offer to customers. Direct and interactive marketing, which represents 69% of the Company's revenue, is leading the movement toward highly targeted marketing and CRM. The Company's shopper business applies similar targeting principles. Harte-Hanks' strategy is based on five key elements: being a market leader in each of its businesses; increasing revenues through growing its base businesses, introducing new products, entering new markets and making acquisitions; using technology to create competitive advantages; employing people who can partner effectively with its clients; and creating shareholder value. Company revenues totaled $960.8 million in 2000.

         Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920's by Houston Harte and Bernard Hanks. In 1972, the Company went public and was listed on the New York Stock Exchange. The Company went private in a leveraged buyout initiated by management in 1984. In 1993, the Company again went public and listed its common stock on the NYSE. In October 1997, the Company sold all of its remaining traditional media operations (consisting of newspapers, television and radio companies) in order to focus all of its efforts on its direct and interactive services and shoppers operations.

         See Note N of "Notes to Consolidated Financial Statements" for certain financial information about the Company's two business segments - direct and interactive marketing and shoppers.

DIRECT MARKETING

GENERAL

         Harte-Hanks operates a worldwide direct and interactive services company offering a broad range of specialized, coordinated and integrated services. The Company utilizes advanced technologies to enable its clients to identify, reach, influence and nurture their customers. The Company believes that developments in computer technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct and interactive marketing services. Harte-Hanks' direct and interactive marketing clients include many of America's largest retailers, high-tech firms, banks, mutual funds companies, pharmaceutical companies, healthcare organizations and insurance companies, along with a growing number of clients in such emerging markets as telecommunications, automotive, utilities and hospitality. The Company's client base is both domestic and international. In 2000, Harte-Hanks Direct Marketing had revenues of $662.0 million, which accounted for 69% of the Company's total revenues.

         Harte-Hanks Direct Marketing offers a complete range of specialized, coordinated and integrated direct and interactive marketing services from a single source. These services are organized into two broad sectors - CRM and marketing services.

         In 2000, Harte-Hanks made two acquisitions in its direct and interactive marketing business segment. Both of these acquisitions expanded the Company's services and client base in its CRM sector. Harte-Hanks expanded its services to the high-tech, communications and financial services industries through the acquisition of Hi-Tech Marketing Limited, a London based leading provider of CRM services in Europe. Harte-Hanks further expanded its capabilities through the acquisition of Detroit based Information Resources Group, a leading provider of business-to-business intelligence solutions to the high-tech, communications and other industries.

CUSTOMER RELATIONSHIP MANAGEMENT

         Harte-Hanks Customer Relationship Management (CRM) uses technology as an enabler to capture, to analyze and to disseminate customer and prospect data across all points of customer contact. The Company helps clients manage the inquiries they receive from their marketing efforts, whether from Web sites, e-mail, toll-free numbers, trade shows, fax programs or other sources. These inquiries, or leads, are qualified, tracked and distributed both to appropriate sales channels and to client management for analysis and decision-making. Using proprietary software and open software solutions, the Company also builds contact databases for its clients using the information gained from these CRM activities. These databases help clients measure the return on their marketing communications and make more informed decisions about future marketing efforts.

         The Company also builds customized marketing databases for specific clients and provides them with easy-to-use tools to perform analysis and to target their best customers and prospects. Using proprietary name and address matching software, the Company standardizes large numbers of customer records from multiple sources, integrates them into a single database for each client and, if needed, appends demographic and lifestyle information.

         In most cases, these databases are delivered for use on clients' personal computers, networks or workstations, where the Company's P/CIS(R) software applications and other software solutions help clients predict the likely results of marketing promotions and track recipients' buying behavior. Relational databases are built for clients from a range of facilities, each specializing in specific market segments. These databases are moved to the client's site or maintained at Harte-Hanks with on-line access to client locations. In addition to building a client's database and installing the software, Harte-Hanks CRM performs regular database updates and offers its software module Trillium(TM) for clients who want to integrate data quality capabilities into their data warehouse.

         In addition, the Company operates as a service bureau, preparing list selections, maximizing deliverability and reducing clients' mailing costs through sophisticated postal coding, hygiene and address updates through a non-exclusive National Change of Address license with the U.S. Postal Service.

         As a further extension of the client's marketing arm, Harte-Hanks provides marketing research and analytics services. Specific capabilities include tracking and reporting, media analysis, modeling, database profiling, primary data collection, marketing applications, consulting and program development.

         CRM services are marketed to specific industries or markets with services and software products tailored to each industry or market. Having established the basic technological foundation, the Company is able to provide CRM services to new industries and markets by modifying its existing technology and information applications. The Company currently provides CRM services to all of its primary markets in addition to a range of emerging markets.

         The Company expanded its CRM services by the June 2000 acquisition of UK-based Hi-Tech Marketing Limited, a leading pan-European provider of response management services to the high-tech, communications and financial services industries. The combination greatly enhances the Company's current European response management operations that are located in Belgium.

         The Company enhanced its database offering with the November 2000 acquisition of Information Resource Group (IRG), a leading provider of database products and solutions to the high-tech and communications industries. IRG's database content and related services complement the database products and solutions offered by Harte-Hanks Market Intelligence. This combination allows the Company to provide its clients additional technology-related information about more than 270,000 business sites in markets worldwide to enhance their sales, marketing and research initiatives. The Company also expects the combination of these two database products to provide the advantage of operational synergies.

         The Company strengthened its suite of CRM offerings by forming a number of strategic alliances during the year. Harte-Hanks formed alliances with HotData and InfoUSA to deliver Harte-Hanks Market Intelligence CI TechModels to all customer touch points across the enterprise. HotData will integrate CI TechModels into popular CRM systems, major enterprise databases and Web sites. InfoUSA will append CI TechModels to all of its business locations profiles for sale to customers. Harte-Hanks entered into a strategic relationship and reseller agreement with CoolSavings, a provider of e-marketing services used by online and off-line advertisers to build one-to-one customer relationships. Through this alliance, Harte-Hanks provides its clients a bundled set of services, including an integrated view of the consumer, targeted promotions via the Internet, e-mail and direct mail, and tracking and analysis of promotion effectiveness. CoolSavings provides 12 million active online consumers and more than 150 companies that want to market offline. Harte-Hanks will tap into the database to help jump-start its customers' online efforts and to market its services to CoolSavings clients.

         The Company provides CRM services at its facilities in Austin, Texas; Billerica, Massachusetts; Dallas, Texas, Glen Burnie, Maryland; La Jolla, California; Lake Katrine, New York; Lake Mary, Florida; Los Angeles, California; New York, New York; River Edge, New Jersey; Sterling Heights, Michigan; Sunnyvale, California; and West Bridgewater, Massachusetts. These centers possess some industry specialization and are linked together to support certain clients that experience volume spikes or seek high-growth needs.

         The Company also provides CRM services internationally through offices in Dublin, Ireland; Hasselt, Belgium; London, England; Madrid, Spain; Melbourne, Australia; Sao Paulo, Brazil; Sevres, France; Slough, England; Thatcham, England; and Toronto, Canada.

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

         Increasingly clients seek execution programs as part of Harte-Hanks end-to-end solutions. Harte-Hanks also offers direct marketing agency services to create the plan to manage direct and interactive marketing communication efforts. These services combine information-based strategy and brand-building creative efforts across both traditional direct and interactive media.

         Depending upon the needs of clients, Harte-Hanks marketing services capabilities are provided in a specialized, coordinated and integrated approach through 17 facilities nationwide.

SALES AND MARKETING

         The national direct and interactive marketing sales forces of Harte-Hanks are headquartered in Cincinnati, Ohio, with additional offices maintained throughout the United States and in Dublin, Ireland, Hasselt, Belgium; London, England; Madrid, Spain, Melbourne, Australia, Sao Paulo, Brazil, Sevres, France, Slough, England; Thatcham, England and Toronto, Canada. In addition, the Company has affiliates in Singapore. The sales forces, with industry-specific knowledge and experience, emphasize the cross-selling a full range of direct and interactive marketing services and are supported by employees in each sector. The overall sales focus is to position Harte-Hanks as a marketing partner and a single-source solution for a client's targeted marketing needs.

         The Company generally charges transaction-related fees each time it provides direct and interactive marketing services. For certain CRM applications, it charges a one-time, negotiated fee to build a database, plus an additional fee each time the database is updated. There are often consulting and account management fees associated with CRM services and planning fees for many of the data-based solutions.

FACILITIES

         Direct and interactive marketing services are provided at the following facilities:

              CRM                                      MARKETING SERVICES (CONTINUED)
              Austin, Texas                            Kansas City, Kansas
              Billerica, Massachusetts                 Langhorne, Pennsylvania
              Dallas, Texas                            Memphis, Tennessee
              Glen Burnie, Maryland                    New York, New York
              La Jolla, California                     Sacramento, California
              Lake Katrine, New York                   Westville, New Jersey
              Lake Mary, Florida                       Wilkes-Barre, Pennsylvania
              Los Angeles, California
              New York, New York                       NATIONAL SALES HEADQUARTERS
              River Edge, New Jersey                   Cincinnati, Ohio
              Sterling Heights, Michigan               Kansas City, Kansas
              Sunnyvale, California                    La Jolla, California
              West Bridgewater, Massachusetts
                                                       INTERNATIONAL OFFICES
              MARKETING SERVICES                       Dublin, Ireland
              Baltimore, Maryland                      Hasselt, Belgium
              Bellmawr, New Jersey                     London, England
              Bloomfield, Connecticut                  Madrid, Spain
              Cherry Hill, New Jersey                  Melbourne, Australia
              Cincinnati, Ohio                         Sao Paulo, Brazil
              Clearwater, Florida                      Sevres, France
              Dallas/Grand Prairie, Texas              Slough, England
              Deerfield Beach, Florida                 Thatcham, England
              Fullerton, California                    Toronto, Canada
              Jacksonville, Florida

COMPETITION

         Harte-Hanks' direct and interactive marketing business faces competition from other direct marketing companies in each sector, as well as from print and electronic media and other forms of advertising. Harte-Hanks believes that its state-of-the-art CRM capabilities, combined with its national production capability, industry focus and ability to offer a full range of integrated services, enable the Company to compete effectively.

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

         As of December 31, 2000, Shoppers delivered nearly 10 million shopper packages in four major markets each week covering the greater Los Angeles market (Los Angeles County, Orange County, Riverside County, San Bernardino County, Ventura County, and Kern County), the greater San Diego market, Northern California (San Jose, Sacramento and Stockton) and South Florida. (Shopper publications overlap in approximately 220,000 households in South Orange County.) The Company's California publications account for 88% of Shopper's weekly circulation.

         Harte-Hanks publishes 809 individual shopper editions each week distributed to zones of approximately 12,200 households each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. The Company believes that its zoning capabilities and production technologies have enabled it to saturate and target areas in a number of ways including, geographic, demographic, lifestyles, behavioral and language. This allows its advertisers to effectively target their customers. The Company's strategy is to increase its share of local advertising in its existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas and make selective acquisitions. In 2000, Harte-Hanks Shoppers had revenues of $298.7 million, accounting for approximately 31% of the Company's total revenues.

         During the period 1996 through 2000, over 1 million households were added to the Company's shopper circulation through internal expansion. The Company believes that expansions provide increased revenues and operating income as the publications in these new areas mature. In addition to internal expansion, Harte-Hanks Shoppers added approximately 2 million households to its California circulation with the acquisition of the ABC Shoppers Group from an indirect subsidiary of The Walt Disney Company in October 1997. The Company now reaches over 8.7 million households in California, or nearly 73% of the state's total.

PUBLICATIONS

The following table sets forth certain information with respect to shopper publications:

                                                                                 December 31, 2000
                                                                       ----------------------------------
                                                                                              Number of
Market                              Publication Name                   Circulation              Zones
------                              ----------------                   -----------            ----------
Greater Los Angeles                 PennySaver/South                   5,143,000                 434
                                    Coast Shopper

Greater San Diego                   PennySaver/Bargain                 1,437,000                 117
                                    Bulletin

Northern California                 PennySaver/Magic Ads               2,150,500                 160

South Florida                       The Flyer                          1,171,100                  98
                                                                       ---------                 ---

Total:                                                                 9,901,600                 809

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

         The Company has acquired, developed and applied innovative technology and customized equipment in the publication of its shoppers, contributing to efficiency and growth. A proprietary pagination system has made it possible for the hundreds of weekly zoned editions to be designed, built and output to plate-ready negatives in a paperless, digital environment. Automating the production process saves on labor, newsprint and overweight postage. This software also allows for better ad tracking, immediate checks on individual zone and ad status, and more on-time press starts with less manpower.

SALES AND MARKETING

         The Company maintains local sales offices throughout its geographic markets and employs more than 647 commissioned sales representatives who develop both targeted and saturation advertising programs for customers. The sales organization provides service to both national and local advertisers through its telemarketing departments and field sales representatives. Shopper customers vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core customers continue to be local service businesses and small retailers. The Company is increasingly focusing its marketing efforts on larger national accounts by emphasizing its ability to deliver saturation advertising in defined zones in combination with advertising in the shopper publication.

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

FACILITIES

         Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has five production facilities - three in Southern California, one in Northern California and one in its Florida market - and 33 sales offices. At the end of 1998 and during 1999, the Company consolidated two Northern California production facilities into one in the Sacramento area. The consolidation has facilitated future expansions in the Northern California marketplace and provided cost savings in the form of operating synergies.

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


EMPLOYEES

         As of December 31, 2000, Harte-Hanks employed 7,557 full-time employees and 1,292 part-time employees, as follows: direct marketing - 5,681 full-time and 916 part-time employees; shoppers - 1,855 full-time and 375 part-time employees; and corporate office - 21 full-time employees and 1 part-time employee. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

FACILITIES

         Harte-Hanks' executive offices are located in San Antonio, Texas and occupy approximately 17,000 square feet in leased premises. The Company's business is conducted in facilities worldwide containing aggregate space of approximately 3.4 million square feet. Approximately 3.2 million square feet are held under leases, which expire at dates through 2014. The balance of the properties, used in the Company's Southern California shopper operations, Westville, New Jersey marketing services operations and Hasselt, Belgium CRM operations, are owned by the Company.

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

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2000 at page 32.

ITEM 6.           SELECTED FINANCIAL DATA

         Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2000 at page 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2000 at pages 12 through 17.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

         The Company's earnings are affected by changes in short-term interest rates as a result of its revolving credit agreements, which bear interest at floating rates. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of December 31, 2000. The Company does not use derivative financial instruments in its operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is incorporated herein by reference: All Consolidated Financial Statements (pages 18 through
21); all Notes to Consolidated Financial Statements (pages 22 through 30); and the Independent Auditors' Report (page 32). With the exception of the information herein expressly incorporated by reference, the Company's Annual Report to Stockholders for the year ended December 31, 2000 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.          MANAGEMENT

         Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 27, 2001 for the May 8, 2001 Annual Meeting of Stockholders under the caption "Management -- Directors and Executive Officers" on pages 5 and 6.

ITEM 11.        EXECUTIVE COMPENSATION

         Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 27, 2001 for the May 8, 2001 Annual Meeting of the Stockholders under the caption, "Executive Compensation and Other Information" on pages 7 through 10.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 27, 2001 for the May 8, 2001. Annual Meeting of Stockholders under the caption "Security Ownership of Management and Principal Stockholders" on pages 3 and 4.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)(1) The following consolidated financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2000 attached hereto:

                  Consolidated Balance Sheets, December 31, 2000 and 1999

                  Consolidated Statements of Operations, Years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows, Years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Stockholders' Equity, Years ended December 31, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

(a)(2) The following accountants' report and financial schedule for years ended December 31, 2000, 1999 and 1998 are submitted herewith:

                  Independent Auditors' Report 10-K Schedule

                  Schedule II -- Valuation and Qualifying Accounts

                  All other schedules are omitted as the required information is inapplicable

(a)(3) EXHIBITS

Exhibit
  No.                       Description of Exhibit
-------                     ----------------------

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

4(c)            Amendment No. 2 dated October 30, 2000 to 364-Day Credit
                Agreement [$100 million]. (filed as Exhibit 4(c) to the
                Company's Form 10-Q for the nine months ended September 30, 2000 and incorporated by reference herein).

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

*10(c)          Severance Agreement between Harte-Hanks, Inc. and Larry
                Franklin, dated as of December 15, 2000.

*10(d)          Form of Severance Agreement between Harte-Hanks, Inc. and
                Richard M. Hochhauser dated as of December 15, 2000.

*10(e) Form 1 of Severance Agreement between Harte-Hanks, Inc. and certain Executive Officers of the Company dated as of December 15, 2000.

*10(f) Form 2 of Severance Agreement between Harte-Hanks, Inc. and certain Executive Officers of the Company dated as of December 15, 2000.

10(g) Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000. (filed as Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 1999 and incorporated by reference herein).

10(h)           Harte-Hanks Communications, Inc. 1996 Incentive Compensation
                Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

10(i)           Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan
                (filed as Exhibit 10(g) to the Company's Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(j)           Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit
                10(h) to the Company's Form 10-Q for the six months ended June
                30, 1998 and incorporated by reference herein).

10(k)           Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit
                10(I) to the Company's Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).

*10(l)          Amendment One to Harte-Hanks, Inc. Amended and Restated
                Restoration Pension Plan dated December 18, 2000.

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

---------------------
*Filed herewith


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

14(c) Exhibits -- The response to this portion of item 14 is submitted as a separate section of this report on pages 18 to 68.

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


                                       HARTE-HANKS, INC.

                                       By:      /s/ Larry Franklin
                                            -----------------------------------
                                            Larry Franklin
                                            Chairman & Chief Executive Officer


                                       By:     /s/ Jacques D. Kerrest
                                            -----------------------------------
                                            Jacques D. Kerrest
                                            Senior Vice President, Finance and
                                            Chief Financial Officer




Date:    March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

          /s/  Houston H. Harte                                          /s/  Christopher M. Harte
-----------------------------------------------                    -----------------------------------
Houston H. Harte, Vice Chairman                                    Christopher M. Harte, Director


          /s/  Larry Franklin                                            /s/  James L. Johnson
-----------------------------------------------                    -------------------------------
Larry Franklin, Chairman                                           James L. Johnson, Director


          /s/  Richard M. Hochhauser                                     /s/  David L. Copeland
-----------------------------------------------                    --------------------------------

Richard M. Hochhauser, Director                                    David L. Copeland, Director


          /s/  Dr. Peter T. Flawn
----------------------------------------------
Dr. Peter T. Flawn, Director

                   INDEPENDENT AUDITORS' REPORT 10-K SCHEDULE


The Board of Directors and Stockholders
Harte-Hanks, Inc.:

Under date of January 29, 2001, we reported on the consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as referred to in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               /s/ KPMG LLP


San Antonio, Texas
January 29, 2001

                       Harte-Hanks, Inc. and Subsidiaries

                          Financial Statement Schedule


                                   Schedule II
                        Valuation and Qualifying Accounts

                                 (in thousands)


                                                                       Additions
                                                   Balance at          Charged to                             Balance
                                                   Beginning           Costs and                              at End
                      Description                   of Year             Expenses          Deductions          of Year
                      -----------                  ----------          ----------         ----------          -------
Allowance for doubtful accounts:

     Year ended December 31, 2000...                $ 3,751              $ 4,602            $ 3,709           $4,644
                                                    =======              =======            =======           ======

     Year ended December 31, 1999...                $ 3,246              $ 1,825            $ 1,320           $3,751
                                                    =======              =======            =======           ======

     Year ended December 31, 1998...                $ 2,835              $ 2,193            $ 1,782           $3,246
                                                    =======              =======            =======           ======

                               INDEX TO EXHIBITS

Exhibit
  No.                       Description of Exhibit
-------                     ----------------------

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

4(c)            Amendment No. 2 dated October 30, 2000 to 364-Day Credit
                Agreement [$100 million]. (filed as Exhibit 4(c) to the
                Company's Form 10-Q for the nine months ended September 30, 2000 and incorporated by reference herein).

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

*10(c)          Severance Agreement between Harte-Hanks, Inc. and Larry
                Franklin, dated as of December 15, 2000.

*10(d)          Form of Severance Agreement between Harte-Hanks, Inc. and
                Richard M. Hochhauser dated as of December 15, 2000.

*10(e) Form 1 of Severance Agreement between Harte-Hanks, Inc. and certain Executive Officers of the Company dated as of December 15, 2000.

*10(f) Form 2 of Severance Agreement between Harte-Hanks, Inc. and certain Executive Officers of the Company dated as of December 15, 2000.

10(g) Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000. (filed as Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 1999 and incorporated by reference herein).

10(h)           Harte-Hanks Communications, Inc. 1996 Incentive Compensation
                Plan (filed as Exhibit 10(p) to the Company's Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

10(i)           Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan
                (filed as Exhibit 10(g) to the Company's Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(j)           Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit
                10(h) to the Company's Form 10-Q for the six months ended June
                30, 1998 and incorporated by reference herein).

10(k)           Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit
                10(I) to the Company's Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).

*10(l)          Amendment One to Harte-Hanks, Inc. Amended and Restated
                Restoration Pension Plan dated December 18, 2000.

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

---------------------
*Filed herewith