Form 10-Q
period 2001-03-31
HARTE HANKS INC
filed 2001-05-14
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934


For the quarterly period ended March 31, 2001
                               --------------


        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-7120
                       ------


                                HARTE-HANKS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



          Delaware                                           74-1677284
 ------------------------------                         ---------------------
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



Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 63,545,162 shares as of April 30, 2001.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 March 31, 2001


                                                                              Page
                                                                              ----
Part I.      Financial Information

        Item 1.  Interim Condensed Consolidated Financial
                 Statements (Unaudited)

                    Condensed Consolidated Balance Sheets -                     3
                    March 31, 2001 and December 31, 2000

                    Consolidated Statements of Operations -                     4
                    Three months ended March 31, 2001 and 2000

                    Consolidated Statements of Cash Flows -                     5
                    Three months ended March 31, 2001 and 2000

                    Consolidated Statements of Stockholders' Equity -           6
                    Three months ended March 31, 2001 and 2000

                    Notes to Interim Condensed Consolidated Financial           7
                    Statements

        Item 2.  Management's Discussion and Analysis of Financial              9
                 Condition and Results of Operations


Part II.     Other Information

        Item 6.     Exhibits and Reports on Form 8-K                           13

                 (a)      Exhibits

                 (b)      Reports on Form 8-K

        Signature                                                              14

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts)
--------------------------------------------------------------------------------
(Unaudited)


                                                                     March 31,        December 31,
                                                                       2001               2000
                                                                    ----------        ------------
Assets
    Current assets
       Cash and cash equivalents ...........................        $   21,504         $   22,928
       Accounts receivable, net ............................           150,551            179,838
       Inventory ...........................................             6,933              6,260
       Prepaid expenses ....................................            15,007             14,072
       Current deferred income tax asset ...................             7,120              7,648
       Other current assets ................................             4,552              5,127
                                                                    ----------         ----------
          Total current assets .............................           205,667            235,873

    Property, plant and equipment, net .....................           113,362            112,065
    Goodwill and other intangibles, net ....................           434,983            439,148
    Other assets ...........................................            19,588             20,019
                                                                    ----------         ----------
          Total assets .....................................        $  773,600         $  807,105
                                                                    ==========         ==========

Liabilities and Stockholders' Equity
    Current liabilities
       Accounts payable ....................................        $   70,473         $   60,069
       Accrued payroll and related expenses ................            19,357             31,429
       Customer deposits and unearned revenue ..............            44,395             42,712
       Income taxes payable ................................            10,059              5,135
       Other current liabilities ...........................             7,479             10,619
                                                                    ----------         ----------
          Total current liabilities ........................           151,763            149,964

    Long-term debt .........................................            33,912             65,370
    Other long-term liabilities ............................            41,425             40,768
                                                                    ----------         ----------
          Total liabilities ................................           227,100            256,102
                                                                    ----------         ----------

    Stockholders' equity
       Common stock, $1 par value, 250,000,000 shares
          authorized.  77,796,862 and 76,916,339 shares
          issued at March 31, 2001 and December 31,
          2000, respectively ...............................            77,797             76,916
       Additional paid-in capital ..........................           211,811            202,222
       Accumulated other comprehensive income (loss) .......            (2,785)            (2,105)
       Retained earnings ...................................           584,940            568,512
                                                                    ----------         ----------
                                                                       871,763            845,545
       Less treasury stock:  13,560,879 and 12,230,388
          shares at cost at March 31, 2001 and
          December 31, 2000, respectively ..................          (325,263)          (294,542)
                                                                    ----------         ----------
          Total stockholders' equity .......................           546,500            551,003
                                                                    ----------         ----------
          Total liabilities and stockholders' equity .......        $  773,600         $  807,105
                                                                    ==========         ==========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)


                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                        2001                2000
                                                                        ----                ----

Operating revenues .........................................         $  232,120          $  226,057
                                                                     ----------          ----------
Operating expenses
    Payroll ................................................             90,788              87,068
    Production and distribution ............................             77,256              76,003
    Advertising, selling, general and administrative .......             20,299              22,461
    Depreciation ...........................................              7,703               6,730
    Goodwill and intangible amortization ...................              4,222               3,644
                                                                     ----------          ----------
                                                                        200,268             195,906
                                                                     ----------          ----------
Operating income ...........................................             31,852              30,151
                                                                     ----------          ----------
Other expenses (income)
    Interest expense .......................................                987                 254
    Interest income ........................................               (161)               (412)
    Other, net .............................................                472                 483
                                                                     ----------          ----------
                                                                          1,298                 325
                                                                     ----------          ----------
Income before income taxes .................................             30,554              29,826
Income tax expense .........................................             12,191              12,072
                                                                     ----------          ----------
Net income .................................................         $   18,363          $   17,754
                                                                     ==========          ==========
Basic:
    Earnings per common share ..............................         $     0.28          $     0.26
                                                                     ==========          ==========

    Weighted-average common shares outstanding .............             64,660              68,263
                                                                     ==========          ==========
Diluted:
    Earnings per common share ..............................         $     0.28          $     0.25
                                                                     ==========          ==========
    Weighted-average common and common equivalent
       shares outstanding ..................................             66,381              70,301
                                                                     ==========          ==========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)


                                                                                               Three Months Ended March 31,
                                                                                               ----------------------------
                                                                                                 2001                2000
                                                                                                 ----                ----

Operating Activities
   Net income .......................................................................         $   18,363          $   17,754
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation ..................................................................              7,703               6,730
      Goodwill and intangible amortization ..........................................              4,222               3,644
      Amortization of option-related compensation ...................................                 93                 138
      Deferred income taxes .........................................................              1,178               1,373
      Other, net ....................................................................                604                 262
   Changes in operating assets and liabilities, net of acquisitions:
      Decrease in accounts receivable, net ..........................................             29,287               5,687
      Decrease (increase) in inventory ..............................................               (673)              1,376
      Increase in prepaid expenses and other
         current assets .............................................................               (360)             (1,896)
      Increase (decrease)in accounts payable ........................................             10,404              (2,700)
      Increase (decrease) in other accrued expenses
         and other liabilities ......................................................             (6,660)                 76
      Other, net ....................................................................             (1,185)                 16
                                                                                              ----------          ----------
         Net cash provided by operating activities ..................................             62,976              32,460
                                                                                              ----------          ----------
Investing Activities
   Acquisitions .....................................................................                  -              (8,681)
   Purchases of property, plant and equipment .......................................             (8,963)            (10,300)
   Proceeds from sale of property, plant and equipment ..............................                154                   -
                                                                                              ----------          ----------
         Net cash used in investing activities ......................................             (8,809)            (18,981)
                                                                                              ----------          ----------
Financing Activities
   Long-term borrowings .............................................................            112,000               1,032
   Repayment of long-term borrowings ................................................           (143,000)             (5,000)
   Issuance of common stock .........................................................              3,820               1,736
   Purchase of treasury stock .......................................................            (26,497)                (12)
   Issuance of treasury stock .......................................................                 21                  20
   Dividends paid ...................................................................             (1,935)             (1,708)
                                                                                              ----------          ----------
         Net cash used in financing activities ......................................            (55,591)             (3,932)
                                                                                              ----------          ----------

   Net increase (decrease) in cash ..................................................             (1,424)              9,547
   Cash and cash equivalents at beginning of year ...................................             22,928              35,196
                                                                                              ----------          ----------
   Cash and cash equivalents at end of period .......................................         $   21,504          $   44,743
                                                                                              ==========          ==========


See Notes to Interim Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (in thousands)
--------------------------------------------------------------------------------
(Unaudited)


                                                                                                     Accumulated
                                                       Additional                                       Other            Total
                                          Common         Paid-In       Retained       Treasury       Comprehensive    Stockholders'
                                           Stock         Capital       Earnings         Stock        Income (Loss)       Equity
                                         -----------------------------------------------------------------------------------------

Balance at January 1, 2000 ..........    $  76,392      $ 197,454      $ 493,362       $(201,906)      $  12,316       $ 577,618
Common stock issued-
     employee benefit plans .........           50            948              -               -               -             998
Exercise of stock options ...........          152            586              -               -               -             738
Tax benefit of options
     exercised ......................            -            288              -               -               -             288
Dividends paid ($0.025 per
     share) .........................            -              -         (1,708)              -               -          (1,708)
Treasury stock repurchase ...........            -              -              -             (12)              -             (12)
Treasury stock issued ...............            -              1              -              19               -              20
Comprehensive income, net of
     tax:
     Net income .....................            -              -         17,754               -               -          17,754
     Foreign currency
         translation adjustment .....            -              -              -               -             381             381
     Change in net unrealized
         gain (loss) on
         long-term investments,
         net of reclassification
         adjustments (net of
         tax of $1,057) .............            -              -              -               -           1,964           1,964
                                                                                                                       ---------
Total comprehensive income ..........                                                                                     20,099
                                         ---------------------------------------------------------------------------------------
Balance at March 31, 2000 ...........    $  76,594      $ 199,277      $ 509,408       $(201,899)      $  14,661       $ 598,041
                                         =======================================================================================


Balance at January 1, 2001 ..........    $  76,916      $ 202,222      $ 568,512       $(294,542)      $  (2,105)      $ 551,003
Common stock issued-
     employee benefit plans .........           51            923              -               -               -             974
Exercise of stock options
     for cash and by
     surrender of shares ............          830          3,383              -          (4,243)              -             (30)
Tax benefit of options
     exercised ......................            -          5,281              -               -               -           5,281
Dividends paid ($0.03 per
     share) .........................            -              -         (1,935)              -               -          (1,935)
Treasury stock repurchase ...........            -              -              -         (26,497)              -         (26,497)
Treasury stock issued ...............            -              2              -              19               -              21
Comprehensive income, net of
     tax:
     Net income .....................            -              -         18,363               -               -          18,363
     Foreign currency
         translation adjustment .....            -              -              -               -            (351)           (351)
     Change in net unrealized
         gain (loss) on
         long-term investments
         (net of tax of $177) .......            -              -              -               -            (329)           (329)
                                                                                                                       ---------
Total comprehensive income ..........                                                                                     17,683
                                         ---------------------------------------------------------------------------------------
Balance at March 31, 2001 ...........    $  77,797      $ 211,811      $ 584,940       $(325,263)      $  (2,785)      $ 546,500
                                         =======================================================================================


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

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - INCOME TAXES

The Company's quarterly income tax provision of $12.2 million was calculated using an effective income tax rate of approximately 39.9%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2001. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

NOTE C - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share is as follows:

                                                                           Three Months Ended March 31,
In thousands, except per share amounts                                        2001            2000
-------------------------------------------------------------------------------------------------------

BASIC EPS
Net Income ........................................................         $ 18,363         $ 17,754
                                                                            ========         ========
Weighted-average common shares outstanding
  used in earnings per share computations .........................           64,660           68,263
                                                                            ========         ========

Earnings per common share .........................................         $   0.28         $   0.26
                                                                            ========         ========

DILUTED EPS
Net Income ........................................................         $ 18,363         $ 17,754
                                                                            ========         ========

Shares used in earnings per share computations ....................           66,381           70,301
                                                                            ========         ========

Earnings per common share .........................................         $   0.28         $   0.25
                                                                            ========         ========

Computation of shares used in earnings per share computations:
Average outstanding common shares .................................           64,660           68,263
Average common equivalent shares -
  dilutive effect of option shares ................................            1,721            2,038
                                                                            --------         --------
Shares used in earnings per share computations ....................           66,381           70,301
                                                                            ========         ========

As of March 31, 2001 the Company had 1,037,700 antidilutive market price options outstanding.

NOTE D - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with operations in two segments - direct and interactive marketing and shoppers.

Information about the Company's operations in different industry segments:

                                                        Three Months Ended March 31
In thousands                                              2001              2000
-----------------------------------------------------------------------------------

Operating revenues
     Direct Marketing ........................         $ 157,793          $ 156,191
     Shoppers ................................            74,327             69,866
                                                       ---------          ---------
         Total operating revenues ............         $ 232,120          $ 226,057
                                                       =========          =========

Operating Income
     Direct Marketing ........................         $  21,418          $  21,359
     Shoppers ................................            12,782             11,087
     Corporate Activities ....................            (2,348)            (2,295)
                                                       ---------          ---------
         Total operating income ..............         $  31,852          $  30,151
                                                       =========          =========

Income before income taxes
     Operating income ........................         $  31,852          $  30,151
     Interest expense ........................              (987)              (254)
     Interest income .........................               161                412
     Other, net ..............................              (472)              (483)
                                                       ---------          ---------
         Total income before income taxes ....         $  30,554          $  29,826
                                                       =========          =========


NOTE E - RECENT ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires than an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 in the first quarter of 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Operating results were as follows:

                                          THREE MONTHS ENDED
In thousands                      MARCH 31, 2001      MARCH 31, 2000       CHANGE
------------                      --------------      --------------       ------

Revenues                            $   232,120        $   226,057          2.7%
Operating expenses                      200,268            195,906          2.2%
                                    -----------        -----------
Operating income                    $    31,852        $    30,151          5.6%
                                    ===========        ===========

Net income                          $    18,363        $    17,754          3.4%
                                    ===========        ===========

Diluted earnings
   per share                        $      0.28        $      0.25         12.0%
                                    ===========        ===========

Consolidated revenues grew 2.7% to $232.1 million and operating income grew 5.6% to $31.9 million in the first quarter of 2001 when compared to the first quarter of 2000. The Company's overall growth resulted from acquisitions and increased business with both new and existing customers. Overall operating expenses compared to 2000 increased 2.2% to $200.3 million.

Net income grew 3.4% to $18.4 million, or 28 cents per share, compared to 25 cents per share on a diluted basis. The net income growth resulted from the growth in operating income partially offset by $1.0 million in higher interest expense and lower interest income. Increased interest cost was the result of higher debt levels in 2001, the proceeds of which were primarily used to repurchase the Company's stock.

DIRECT MARKETING

Direct and interactive marketing operating results were as follows:

                                          THREE MONTHS ENDED
In thousands                      MARCH 31, 2001      MARCH 31, 2000       CHANGE
------------                      --------------      --------------       ------

Revenues                            $   157,793        $   156,191          1.0%
Operating expenses                      136,375            134,832          1.1%
                                    -----------        -----------
Operating income                    $    21,418        $    21,359          0.3%
                                    ===========        ===========

Direct and interactive marketing revenues increased $1.6 million, or 1.0%, in the first quarter of 2001 compared to 2000. These results reflect a decline in the retail industry sector, direct and interactive marketing's largest vertical market, and slowdowns in the high tech/telecom and financial services industry sectors. These results were offset by excellent revenue growth in the pharmaceutical, healthcare and automotive industry sectors. Customer Relationship Management (CRM) experienced moderate growth while Marketing Services revenues declined slightly from the prior year. CRM revenues increased due to acquisitions, new customer gains and increased software revenue and internet business with existing customers, partially offset by decreased revenues from lead generation, telesales and fulfillment business. The traditional business-to-business activities of CRM continued to have steady growth in the first quarter, but were partially offset by declines in revenues from business-to-consumer activities. Marketing Services experienced revenue declines in its targeted mail operations and softness in its logistics and personalized direct mail operations. The remainder of fiscal year 2001 results could be affected by the recent economic uncertainty and continued softness in many of the direct and interactive marketing segment's largest industry sectors.

Operating expenses increased $1.5 million, or 1.1%, in the first quarter of 2001 compared to 2000. Payroll costs increased $3.0 million, primarily due to acquisitions and increased wages. Also contributing to the increased operating expenses was additional depreciation and amortization expense of $1.6 million due to goodwill associated with acquisitions and higher levels of capital investment to support growth. Partially offsetting these increased operating expenses were decreased general and administrative expenses, primarily professional services, resulting from the Company's effort to control discretionary costs. Operating expenses were also impacted by prior year acquisitions.

SHOPPERS

Shopper operating results were as follows:

                                          THREE MONTHS ENDED
In thousands                      MARCH 31, 2001      MARCH 31, 2000      CHANGE
------------                      --------------      --------------      ------

Revenues                            $    74,327        $    69,866          6.4%
Operating expenses                       61,545             58,779          4.7%
                                    -----------        -----------
Operating income                    $    12,782        $    11,087         15.3%
                                    ===========        ===========


Shopper revenues increased $4.5 million, or 6.4%, in the first quarter of 2001 compared to 2000. Revenue increases were the result of improved sales in established markets as well as year-over-year geographic expansions into new neighborhoods in both California and Florida. From a product-line perspective, Shoppers had growth in both its distribution products, primarily pre-printed inserts and 4-color glossy heatset flyers, and its in-book products, primarily core sales and employment related advertising. Shoppers also continued to experience success in up-selling ads onto its web-site. Shoppers experienced decreases in its real-estate and automotive related advertising sectors.

Operating expenses increased $2.8 million, or 4.7%, in the first quarter of 2001 compared to 2000. The increase in operating expenses was primarily due to increases in labor costs of $0.8 million and additional production costs of $2.2 million, including increased postage of $1.6 million due to increased volumes and higher postage rates. Partially offsetting these increased operating expenses were decreased general and administrative expenses, resulting from the Company's effort to control discretionary costs.

Other Income and Expense

The Company recorded a loss of approximately $0.5 million in the first quarter 2001 on the write-down of an investment which was being accounted for under the cost method.

Interest Expense/Interest Income

Interest expense increased $0.7 million in the first quarter of 2001 over 2000 due primarily to higher debt levels in 2001, the proceeds of which were used to repurchase the Company's stock.

Interest income decreased $0.3 million in the first quarter of 2001 over the same period in 2000 due to lower cash balances and lower interest rates during the first quarter of 2001.

Income Taxes

The Company's income tax expense increased $0.1 million in the first quarter of 2001 compared to the first quarter of 2000. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was 39.9% for the first quarter of 2001 and 40.5% for the first quarter of 2000.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2001 was $63.0 million, compared to $32.5 million for the first three months of 2000. The increase in 2001 primarily related to increased collections of a higher accounts receivable balance at December 31, 2000 than at December 13, 1999. Net cash outflows from investing activities were $8.8 million for the first three months of 2001, compared to $19.0 million for the first three months of 2000. The cash outflow in 2001 primarily relates to purchases of fixed assets, while the outflow in 2000 relates to both purchases of fixed assets and acquisitions. Net cash outflows from financing activities were $55.6 million in 2001 compared to $3.9 million in 2000. The cash outflow in 2001 is attributable primarily to the net repayment of long-term borrowings and the repurchase of treasury stock.

Capital resources are available from and provided through the Company's two unsecured credit facilities. These credit facilities, two $100 million variable rate, revolving loan commitments, were put in place on November 4, 1999. All borrowings under the $100 million revolving Three-Year Credit Agreement are to be repaid by November 4, 2002. On November 2, 2000 the Company was granted a 364-day extension to its $100 million revolving 364-Day Credit Agreement. All borrowings under the $100 million revolving 364-Day Credit Agreement are to be repaid by November 1, 2001. As of March 31, 2001, the Company had $176 million of unused borrowing capacity under these two credit facilities. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital expenditures needs for the foreseeable future.


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

Data Suppliers - There could be a material adverse impact on the Company's direct and interactive marketing business if owners of the data the Company uses were to withdraw the data. Data providers could withdraw their data if there is a competitive reason to do so or if legislation is passed restricting the use of the data.

Acquisitions -- In recent years the Company has made a number of acquisitions in its direct and interactive marketing segment, and it expects to pursue additional acquisition opportunities. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions will be achieved.

Competition -- Direct and interactive marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences.

Consequently, the Company's direct and interactive marketing business faces competition in both of its sectors -- CRM and Marketing Services. The Company's shopper business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers and other communications media that operate in the Company's markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve the Company's current processes and to develop new products and services could result in the loss of the Company's customers to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect the Company's growth.

Qualified Personnel -- The Company believes that its future prospects will depend in large part upon its ability to attract, train and retain highly skilled technical, client services and administrative personnel. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future.

Postal Rates -- The Company's shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company's shopper business. The present standard postage rates went into effect in January 2001 and are expected to increase in the third quarter of 2001. Overall shopper postage costs are expected to grow moderately as a result of this increase as well as anticipated increases in circulation and insert volumes. Postal rates also influence the demand for the Company's direct and interactive marketing services even though the cost of mailings is borne by the Company's customers and is not directly reflected in the Company's revenues or expenses.

Paper Prices -- Paper represents a substantial expense in the Company's shopper operations. In recent years newsprint prices have fluctuated widely, and such fluctuations can materially affect the results of the Company's operations.

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

         (b) No Form 8-K has been filed during the three months ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                      HARTE-HANKS, INC.




        May 15, 2001                              /s/  Jacques D. Kerrest
        ------------                        ----------------------------------
            Date                                    Jacques D. Kerrest
                                            Senior Vice President, Finance and
                                                  Chief Financial Officer

Exhibit
  No.                                Description of Exhibit                                     Page No.
--------        -----------------------------------------------------------------------         --------

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

4(c)            Amendment No. 2 dated October 30, 2000 to 364-Day Credit
                Agreement [$100 million] (filed as Exhibit 4(c) to the Company's
                Form 10-Q for the nine months ended September 30, 2000 and incorporated by reference herein).

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

10(c)           Severance Agreement between Harte-Hanks, Inc. and Larry
                Franklin, dated as of December 15, 2000 (filed as Exhibit
                10(c) to the Company's Form 10-K for the year ended December
                31, 2000 and incorporated by reference herein).

Exhibit
  No.                                Description of Exhibit                                     Page No.
--------        -----------------------------------------------------------------------         --------

10(d)           Severance Agreement between Harte-Hanks, Inc. and Richard M.
                Hochhauser dated as of December 15, 2000 (filed as Exhibit
                10(d) to the Company's Form 10-K for the year ended
                December 31, 2000 and incorporated by reference herein).

10(e) Form 1 of Severance Agreement between Harte-Hanks, Inc. and certain Executive Officers of the Company, dated as of December 15, 2000 (filed as Exhibit 10(e) to the Company's
                Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10(f) Form 2 of Severance Agreement between Harte-Hanks, Inc. and certain Executive Officers of the Company, dated as of December 15, 2000 (filed as Exhibit 10(f) to the Company's
                Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

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

10(l)           Amendment One to Harte-Hanks, Inc. Amended and Restated
                Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l) to the Company's Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

 *21            Subsidiaries of the Company.                                                        17


---------------------
*Filed herewith