Form 10-Q
period 2001-06-30
HARTE HANKS INC
filed 2001-08-14
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarterly period ended June 30, 2001


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


                            Yes    X        No



Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 63,336,760 shares as of July 31, 2001.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                  June 30, 2001


                                                                                                        Page
                                                                                                        ----
Part I. Financial Information

        Item 1.  Interim Condensed Consolidated Financial
                          Statements (Unaudited)

                             Condensed Consolidated Balance Sheets -                                      3
                             June 30, 2001 and December 31, 2000

                             Condensed Consolidated Statements of Operations -                            4
                             Three months ended June 30, 2001 and 2000

                             Condensed Consolidated Statements of Operations -                            5
                             Six months ended June 30, 2001 and 2000

                             Condensed Consolidated Statements of Cash Flows -                            6
                             Six months ended June 30, 2001 and 2000

                             Condensed Consolidated Statements of Stockholders'                           7
                             Equity - Six months ended June 30, 2001 and 2000

                             Notes to Unaudited Condensed Consolidated Financial                          8
                             Statements

        Item 2.  Management's Discussion and Analysis of Financial                                       12
                          Condition and Results of Operations


Part II.         Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders                                     17

        Item 6.  Exhibits and Reports on Form 8-K                                                        17

                 (a)         Exhibits

                 (b)         Reports on Form 8-K

        Signature                                                                                       18

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts)
-------------------------------------------------------------------------------

                                                           (Unaudited)
                                                             June 30,     December 31,
                                                              2001           2000
                                                            ---------      ---------
Assets
    Current assets
       Cash and cash equivalents ......................     $  17,514      $  22,928
       Accounts receivable, net .......................       145,657        179,838
       Inventory ......................................         6,001          6,260
       Prepaid expenses ...............................        14,365         14,072
       Current deferred income tax asset ..............         7,580          7,648
       Other current assets ...........................         5,032          5,127
                                                            ---------      ---------
          Total current assets ........................       196,149        235,873

    Property, plant and equipment, net ................       114,127        112,065
    Goodwill and other intangibles, net ...............       430,532        439,148
    Other assets ......................................        19,269         20,019
                                                            ---------      ---------
          Total assets ................................     $ 760,077      $ 807,105
                                                            =========      =========


Liabilities and Stockholders' Equity
    Current liabilities
       Accounts payable ...............................     $  49,608      $  60,069
       Accrued payroll and related expenses ...........        21,668         31,429
       Customer deposits and unearned revenue .........        39,521         42,712
       Income taxes payable ...........................        10,763          5,135
       Other current liabilities ......................         6,272         10,619
                                                            ---------      ---------
          Total current liabilities ...................       127,832        149,964

    Long-term debt ....................................        42,629         65,370
    Other long-term liabilities .......................        44,181         40,768
                                                            ---------      ---------
          Total liabilities ...........................       214,642        256,102
                                                            ---------      ---------

    Stockholders' equity
       Common stock, $1 par value, 250,000,000 shares
          authorized.  78,038,034 and 76,916,339 shares
          issued at June 30, 2001 and December 31,
          2000, respectively ..........................        78,038         76,916
       Additional paid-in capital .....................       214,956        202,222
       Accumulated other comprehensive income (loss) ..        (2,670)        (2,105)
       Retained earnings ..............................       603,873        568,512
                                                            ---------      ---------
                                                              894,197        845,545
       Less treasury stock:  14,596,274 and 12,230,388
          shares at cost at June 30, 2001 and
          December 31, 2000, respectively .............      (348,762)      (294,542)
                                                            ---------      ---------
          Total stockholders' equity ..................       545,435        551,003
                                                            ---------      ---------
          Total liabilities and stockholders' equity ..     $ 760,077      $ 807,105
                                                            =========      =========



See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                            2001           2000
                                                         ---------      ---------

Operating revenues .................................     $ 228,654      $ 235,693
                                                         ---------      ---------
Operating expenses
    Payroll ........................................        83,702         86,231
    Production and distribution ....................        75,604         80,711
    Advertising, selling, general and administrative        20,620         22,386
    Depreciation ...................................         7,994          6,926
    Goodwill and intangible amortization ...........         4,175          3,593
                                                         ---------      ---------
                                                           192,095        199,847
                                                         ---------      ---------
Operating income ...................................        36,559         35,846
                                                         ---------      ---------
Other expenses (income)
    Interest expense ...............................           746            220
    Interest income ................................           (53)          (613)
    Other, net .....................................         1,139            330
                                                         ---------      ---------
                                                             1,832            (63)
                                                         ---------      ---------
Income before income taxes .........................        34,727         35,909
Income tax expense .................................        13,891         14,514
                                                         ---------      ---------
Net income .........................................     $  20,836      $  21,395
                                                         =========      =========

Basic:
    Earnings per common share ......................     $    0.33      $    0.31
                                                         =========      =========

    Weighted-average common shares outstanding .....        63,472         68,347
                                                         =========      =========

Diluted:
    Earnings per common share ......................     $    0.32      $    0.30
                                                         =========      =========

    Weighted-average common and common equivalent
       shares outstanding ..........................        65,062         70,492
                                                         =========      =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                            2001           2000
                                                         ---------      ---------

Operating revenues .................................     $ 460,774      $ 461,750
                                                         ---------      ---------
Operating expenses
    Payroll ........................................       174,490        173,299
    Production and distribution ....................       152,860        156,714
    Advertising, selling, general and administrative        40,919         44,847
    Depreciation ...................................        15,697         13,656
    Goodwill and intangible amortization ...........         8,397          7,237
                                                         ---------      ---------
                                                           392,363        395,753
                                                         ---------      ---------
Operating income ...................................        68,411         65,997
                                                         ---------      ---------
Other expenses (income)
    Interest expense ...............................         1,733            474
    Interest income ................................          (214)        (1,025)
    Other, net .....................................         1,611            813
                                                         ---------      ---------
                                                             3,130            262
                                                         ---------      ---------
Income before income taxes .........................        65,281         65,735
Income tax expense .................................        26,082         26,586
                                                         ---------      ---------
Net income .........................................     $  39,199      $  39,149
                                                         =========      =========

Basic:
    Earnings per common share ......................     $    0.61      $    0.57
                                                         =========      =========

    Weighted-average common shares outstanding .....        64,066         68,305
                                                         =========      =========

Diluted:
    Earnings per common share ......................     $    0.60      $    0.56
                                                         =========      =========

    Weighted-average common and common equivalent
       shares outstanding ..........................        65,722         70,397
                                                         =========      =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                            2001           2000
                                                                         ---------      ---------
Operating Activities
   Net income ......................................................     $  39,199      $  39,149
   Adjustments to reconcile net income to cash provided
      by operating activities:
      Depreciation .................................................        15,697         13,656
      Goodwill and intangible amortization .........................         8,397          7,237
      Amortization of option-related compensation ..................           109            277
      Deferred income taxes ........................................         2,943          3,281
      Other, net ...................................................         1,870            361
   Changes in operating assets and liabilities, net of acquisitions:
     Decrease in accounts receivable, net ..........................        34,181          2,616
      Decrease in inventory ........................................           259            785
      Increase in prepaid expenses and other current assets ........          (198)        (1,025)
      Decrease in accounts payable .................................        (9,902)          (460)
      Decrease in other accrued expenses and other current
        liabilities ................................................        (9,794)       (12,919)
      Other, net ...................................................          (536)        (2,427)
                                                                         ---------      ---------
         Net cash provided by operating activities .................        82,225         50,531
                                                                         ---------      ---------
Investing Activities
   Acquisitions ....................................................          (453)        (9,147)
   Purchases of property, plant and equipment ......................       (18,811)       (20,429)
   Proceeds from sale of property, plant and equipment .............           335            123
                                                                         ---------      ---------
         Net cash used in investing activities .....................       (18,929)       (29,453)
                                                                         ---------      ---------
Financing Activities
   Long-term borrowings ............................................       223,000          2,222
   Repayment of long-term borrowings ...............................      (245,000)        (5,000)
   Issuance of common stock ........................................         6,355          3,154
   Purchase of treasury stock ......................................       (49,266)        (9,300)
   Issuance of treasury stock ......................................            39             40
   Dividends paid ..................................................        (3,838)        (3,416)
                                                                         ---------      ---------
         Net cash used in financing activities .....................       (68,710)       (12,300)
                                                                         ---------      ---------

   Net increase (decrease) in cash .................................        (5,414)         8,778
   Cash and cash equivalents at beginning of year ..................        22,928         35,196
                                                                         ---------      ---------
   Cash and cash equivalents at end of period ......................     $  17,514      $  43,974
                                                                         =========      =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------
(Unaudited)

                                                                                             Accumulated
                                                   Additional                                    Other          Total
                                      Common        Paid-In       Retained       Treasury    Comprehensive   Stockholders'
                                       Stock        Capital       Earnings         Stock     Income (Loss)      Equity
                                       -----        -------       --------         -----     -------------      ------

Balance at January 1, 2000 .....     $  76,392     $ 197,454     $ 493,362      $(201,906)     $  12,316      $ 577,618
Common stock issued-
     employee benefit plans ....            99         1,922            --             --             --          2,021
Exercise of stock options ......           200           933            --             --             --          1,133
Tax benefit of options
     exercised .................            --           397            --             --             --            397
Dividends paid ($0.05 per
     share) ....................            --            --        (3,416)            --             --         (3,416)
Treasury stock repurchase ......            --            --            --         (9,300)            --         (9,300)
Treasury stock issued ..........            --             3            --             37             --             40
Comprehensive income, net of
     tax:
     Net income ................            --            --        39,149             --             --         39,149
     Foreign currency
         translation adjustment             --            --            --             --         (1,030)        (1,030)
     Change in net unrealized
         gain (loss) on
         long-term investments,
         net of reclassification
         adjustments (net of
         tax of $4,191) ........            --            --            --             --         (7,781)        (7,781)
                                                                                                              ---------
Total comprehensive income .....                                                                                 30,338
                                     ---------     ---------     ---------      ---------      ---------      ---------
Balance at June 30, 2000 .......     $  76,691     $ 200,709     $ 529,095      $(211,169)     $   3,505      $ 598,831
                                     =========     =========     =========      =========      =========      =========

Balance at January 1, 2001 .....     $  76,916     $ 202,222     $ 568,512      $(294,542)     $  (2,105)     $ 551,003
Common stock issued-
     employee benefit plans ....            96         1,770            --             --             --          1,866
Exercise of stock options
     for cash and by
     surrender of shares .......         1,026         4,990            --         (4,990)            --          1,026
Tax benefit of options
     exercised .................            --         5,971            --             --             --          5,971
Dividends paid ($0.06 per
     share) ....................            --            --        (3,838)            --             --         (3,838)
Treasury stock repurchase ......            --            --            --        (49,266)            --        (49,266)
Treasury stock issued ..........            --             3            --             36             --             39
Comprehensive income, net of
     tax:
     Net income ................            --            --        39,199             --             --         39,199
     Foreign currency
         translation adjustment             --            --            --             --           (452)          (452)
     Change in net unrealized
         gain (loss) on
         long-term investments,
         net of reclassification
         adjustments (net of
         tax of $61) ...........            --            --            --             --           (113)          (113)
                                                                                                              ---------
Total comprehensive income .....                                                                                 38,634
                                     ---------     ---------     ---------      ---------      ---------      ---------
Balance at June 30, 2001 .......     $  78,038     $ 214,956     $ 603,873      $(348,762)     $  (2,670)     $ 545,435
                                     =========     =========     =========      =========      =========      =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                       Harte-Hanks, Inc. and Subsidiaries

         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the "Company").

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - INCOME TAXES

The Company's quarterly and six month income tax provision of $13.9 million and $26.1 million, respectively, was calculated using an effective income tax rate of approximately 40.0%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2001. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

NOTE C - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

                                                                 Three Months Ended June 30,
In thousands, except per share amounts                               2001        2000
--------------------------------------------------------------------------------------------
BASIC EPS
Net Income ...................................................     $20,836     $21,395
                                                                   =======     =======

Weighted-average common shares outstanding
  used in earnings per share computations ....................      63,472      68,347
                                                                   =======     =======

Earnings per common share ....................................     $  0.33     $  0.31
                                                                   =======     =======

DILUTED EPS
Net Income ...................................................     $20,836     $21,395
                                                                   =======     =======

Shares used in diluted earnings per share computations .......      65,062      70,492
                                                                   =======     =======

Earnings per common share ....................................     $  0.32     $  0.30
                                                                   =======     =======

Computation of shares used in earnings per share computations:
Average outstanding common shares ............................      63,472      68,347
Average common equivalent shares -
  dilutive effect of option shares ...........................       1,590       2,145
                                                                   -------     -------
Shares used in diluted earnings per share computations .......      65,062      70,492
                                                                   =======     =======

                                                                 Six Months Ended June 30,
In thousands, except per share amounts                                2001        2000
------------------------------------------------------------------------------------------
BASIC EPS
Net Income ...................................................     $39,199     $39,149
                                                                   =======     =======

Weighted-average common shares outstanding
  used in earnings per share computations ....................      64,066      68,305
                                                                   =======     =======

Earnings per common share ....................................     $  0.61     $  0.57
                                                                   =======     =======

DILUTED EPS
Net Income ...................................................     $39,199     $39,149
                                                                   =======     =======

Shares used in diluted earnings per share computations .......      65,722      70,397
                                                                   =======     =======

Earnings per common share ....................................     $  0.60     $  0.56
                                                                   =======     =======

Computation of shares used in earnings per share computations:
Average outstanding common shares ............................      64,066      68,305
Average common equivalent shares -
  dilutive effect of option shares ...........................       1,656       2,092
                                                                   -------     -------
Shares used diluted in earnings per share computations .......      65,722      70,397
                                                                   =======     =======

As of June 30, 2001 the Company had 786,210 antidilutive market price options outstanding, which have been excluded from the EPS calculations.

NOTE D - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with operations in two segments - direct and interactive marketing and shoppers.

Information about the Company's operations in different industry segments:

                                             Three Months Ended June 30
In thousands                                    2001           2000
                                              ---------      ---------

Operating revenues
     Direct Marketing ...................     $ 147,754      $ 159,351
     Shoppers ...........................        80,900         76,342
                                              ---------      ---------
         Total operating revenues .......     $ 228,654      $ 235,693
                                              =========      =========

Operating Income
     Direct Marketing ...................     $  21,338      $  22,191
     Shoppers ...........................        17,432         15,859
     Corporate Activities ...............        (2,211)        (2,204)
                                              ---------      ---------
         Total operating income .........     $  36,559      $  35,846
                                              =========      =========

Income before income taxes
     Operating income ...................     $  36,559      $  35,846
     Interest expense ...................          (746)          (220)
     Interest income ....................            53            613
     Other, net .........................        (1,139)          (330)
                                              ---------      ---------
         Total income before income taxes     $  34,727      $  35,909
                                              =========      =========


                                              Six Months Ended June 30
In thousands                                     2001           2000
                                              ---------      ---------

Operating revenues
     Direct Marketing ...................     $ 305,547      $ 315,542
     Shoppers ...........................       155,227        146,208
                                              ---------      ---------
         Total operating revenues .......     $ 460,774      $ 461,750
                                              =========      =========

Operating Income
     Direct Marketing ...................     $  42,756      $  43,550
     Shoppers ...........................        30,214         26,946
     Corporate Activities ...............        (4,559)        (4,499)
                                              ---------      ---------
         Total operating income .........     $  68,411      $  65,997
                                              =========      =========

Income before income taxes
     Operating income ...................     $  68,411      $  65,997
     Interest expense ...................        (1,733)          (474)
     Interest income ....................           214          1,025
     Other, net .........................        (1,611)          (813)
                                              ---------      ---------
         Total income before income taxes     $  65,281      $  65,735
                                              =========      =========

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," issued in June 2001, establishes accounting and reporting standards for business combinations. This statement eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for using the purchase method. The Company is adopting SFAS No. 141 as of July 1, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial statements.

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," issued in June 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. This statement addresses the treatment of goodwill and other intangible assets that are acquired or have already been recognized in the financial statements. Under this statement, goodwill and certain other intangible assets will no longer be amortized, but will be required to be reviewed periodically for impairment of value. The Company will adopt SFAS No. 142 as of January 1, 2002. The Company is assessing the impact of SFAS No. 142 on its financial statements and believes that previously recorded goodwill and certain intangible assets will cease to be amortized upon adoption.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Operating results were as follows:

                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 2001     JUNE 30, 2000   CHANGE      JUNE 30, 2001     JUNE 30, 2000    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------

Revenues                      $   228,654        $  235,693       -3.0%     $   460,774         $  461,750      -0.2%
Operating expenses                192,095           199,847       -3.9%         392,363            395,753      -0.8%
                                ---------          --------                   ---------         ----------
Operating income              $    36,559        $   35,846        2.0%     $    68,411         $   65,997       3.7%
                              ===========        ==========                 ===========         ==========

Net income                    $    20,836        $   21,395       -2.6%     $    39,199         $   39,149       0.1%
                              ===========        ==========                 ===========         ==========

Diluted earnings
   per share                  $      0.32        $     0.30        6.7%     $      0.60         $     0.56       7.1%
                              ===========        ==========                 ===========         ==========

Consolidated revenues declined 3.0% to $228.7 million while operating income grew 2.0% to $36.6 million in the second quarter of 2001 when compared to the second quarter of 2000. Overall operating expenses compared to 2000 decreased 3.9% to $192.1 million.

Net income declined 2.6% to $20.8 million in the second quarter of 2001 when compared to the second quarter of 2000. Diluted earnings per share grew 6.7% to 32 cents per share, compared to 30 cents per share. The net income decline resulted from the growth in operating income offset by $1.1 million in higher interest expense and lower interest income and $1.2 million of write-downs on equity investments.

DIRECT MARKETING

Direct and interactive marketing operating results were as follows:

                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 2001     JUNE 30, 2000   CHANGE      JUNE 30, 2001     JUNE 30, 2000    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------

Revenues                      $   147,754        $  159,351       -7.3%     $   305,547         $  315,542      -3.2%
Operating expenses                126,416           137,160       -7.8%         262,791            271,992      -3.4%
                                ---------          --------                   ---------         ----------
Operating income              $    21,338        $   22,191       -3.8%     $    42,756         $   43,550      -1.8%
                              ===========        ==========                 ===========         ==========

Direct and interactive marketing revenues decreased $11.6 million, or 7.3%, in the second quarter of 2001 compared to 2000. These results reflect declines in the retail, high tech/telecom and financial services industry sectors, which represent direct and interactive marketing's largest vertical markets. Partially offsetting these results were increased revenues from the pharmaceutical, healthcare and automotive industry sectors. Both Customer Relationship Management (CRM) and Marketing Services revenues declined from the prior year. CRM revenues experienced declines in data processing, fulfillment, consulting and brokered customer list business, partially offset by increased internet and agency business and increased revenues attributable to acquisitions. Marketing Services experienced revenue declines in its targeted mail, print, logistics and personalized direct mail operations.

Operating expenses decreased $10.7 million, or 7.8%, in the second quarter of 2001 compared to 2000. The overall decrease in operating expenses was primarily due to the Company's efforts to manage its cost structure during the current difficult economic environment and to control discretionary costs. Production and distribution costs decreased $6.5 million due to decreased volumes and better pricing obtained from vendors. Also contributing to the decreased operating expenses were decreased labor costs of $3.2 million due to a smaller workforce. General and administrative expense decreased $2.7 million due to decreased employee and professional services expenses. Depreciation and amortization expense increased $1.7 million due to goodwill associated with acquisitions and higher levels of capital investment to support future growth. Operating expenses were also impacted by prior year acquisitions.

Direct and interactive marketing revenues decreased $10.0 million, or 3.2%, in the first six months of 2001 compared to the first six months of 2000. CRM revenues were soft while Marketing Services experienced decreased revenues in the first six months of 2001. Overall, these results were impacted by declines in the retail, financial services, high tech/telecom and insurance industry sectors partially offset by increased revenues from the healthcare, pharmaceutical and automotive industry sectors and prior year acquisitions.

Operating expenses decreased $9.2 million, or 3.4%, in the first half of 2001 compared to the first half of 2000. The overall decrease in operating expenses was primarily due to the Company's efforts to manage its cost structure during the current difficult economic environment and to control discretionary costs. Production and distribution costs decreased $7.5 million due to decreased volumes and better pricing obtained from vendors. Also contributing to the decreased operating expenses were decreased labor costs of $0.3 million due to a smaller workforce. General and administrative expense decreased $4.7 million due to decreased employee and professional services expenses. Depreciation and amortization expense increased $3.3 million due to goodwill associated with acquisitions and higher levels of capital investment to support future growth. Operating expenses were also impacted by prior year acquisitions.

SHOPPERS

Shopper operating results were as follows:

                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
In thousands                  JUNE 30, 2001     JUNE 30, 2000   CHANGE      JUNE 30, 2001     JUNE 30, 2000    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------

Revenues                      $    80,900        $   76,342        6.0%     $   155,227         $  146,208       6.2%
Operating expenses                 63,468            60,483        4.9%         125,013            119,262       4.8%
                                ---------          --------                   ---------         ----------
Operating income              $    17,432        $   15,859        9.9%     $    30,214         $   26,946      12.1%
                              ===========        ==========                 ===========         ==========

Shopper revenues increased $4.6 million, or 6.0%, in the second quarter of 2001 compared to 2000. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods in both California and Florida. From a product-line perspective, Shoppers had growth in both its distribution products, primarily 4-color glossy heatset flyers and preprinted inserts and its in-book products. Shoppers also continued to experience success in up-selling ads onto its web-site. In the quarter, Shoppers experienced declines in its employment and automotive related advertising sectors.

Operating expenses increased $3.0 million, or 4.9%, in the second quarter of 2001 compared to 2000. The increase in operating expenses was primarily due to increases in labor costs of $0.8 million and additional production costs of $1.5 million, including increased postage of $1.0 million due to increased volumes and higher postage rates.

Shopper revenues increased $9.0 million, or 6.2%, in the first six months of 2001 compared to the first six months of 2000. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods in both California and Florida. From a product-line perspective, Shoppers had growth in both its distribution products, primarily 4-color glossy heatset flyers and preprinted inserts and its in-book products. Shoppers also continued to experience success in up-selling ads onto its web-site. In the first half of 2001, Shoppers experienced declines in its automotive and real estate advertising sectors.

Operating expenses increased $5.8, or 4.8%, in the first half of 2001 compared to the first half of 2000. The increase in operating expenses was primarily due to increases in labor costs of $1.6 million and additional production costs of $3.7 million, including increased postage of $2.5 million due to increased volumes and higher postage rates.

Other Income and Expense

In the first half of 2001 the Company recorded losses of approximately $1.0 million on the write-down of an investment which was being accounted for under the cost method and $0.7 million on the write-down of an investment which is classified as available-for-sale.

Interest Expense/Interest Income

Interest income decreased $0.6 million in the second quarter of 2001 and $0.8 million in the first six months of 2001 compared to the same periods in 2000. These decreases were due to larger cash and investment balances and higher interest rates in the first half of 2000.

Interest expense increased $0.5 million in the second quarter of 2001 and $1.3 million in the first six months of 2001 over the same periods in 2000. The increase was due primarily to higher debt levels in the first half of 2001, the proceeds of which were primarily used to repurchase the Company's stock.

Income Taxes

The Company's income tax expense decreased $0.6 million in the second quarter of 2001 and $0.5 million in the first six months of 2001 compared to the same periods in 2000. This decrease was due primarily to the lower pre-tax income levels. The effective tax rate was 40.0% for the second quarter of 2001 and the first six months of 2001 compared to 40.4% for the same periods in 2000.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2001 was $82.2 million, compared to $50.5 million for the six months ended June 30, 2000. The increase in 2001 primarily related to increased collections of a higher accounts receivable balance at December 31, 2000 than at December 31, 1999. Net cash outflows from investing activities were $18.9 million for the first six months of 2001 compared to net cash outflows of $29.5 million for the first six months of 2000. The cash outflows in 2001 primarily relate to purchases of fixed assets, while the cash outflows in 2000 were attributable to purchases of fixed assets and acquisitions. Net cash outflows from financing activities were $68.7 million in 2001 compared to net cash outflows of $12.3 million in 2000. The cash outflow in 2001 is attributable primarily to the repurchase of the Company's stock and net repayments of borrowings, while the cash outflow in 2000 primarily related to the repurchase of the Company's stock.

Capital resources are available from and provided through the Company's two unsecured credit facilities. These credit facilities, two $100 million variable rate, revolving loan commitments, were put in place on November 4, 1999. All borrowings under the $100 million revolving Three-Year Credit Agreement are to be repaid by November 4, 2002. On November 2, 2000 the Company was granted a 364-day extension to its $100 million revolving 364-Day Credit Agreement. All borrowings under the $100 million revolving 364-Day Credit Agreement are to be repaid by November 1, 2001. As of June 30, 2001, the Company had $167 million of unused borrowing capacity under these two credit facilities. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital expenditures needs for the foreseeable future.

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

Data Suppliers -- There could be a material adverse impact on the Company's direct and interactive marketing business if owners of the data the Company uses were to withdraw the data. Data providers could withdraw their data if there is a competitive reason to do so or if legislation is passed restricting the use of the data.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 8, 2001. At the meeting the stockholders were requested to vote on the following:

         To elect Larry Franklin and James L. Johnson as Class II directors for a three-year term. The result of the vote was as follows:

                                                       For                           Withheld
                                                    ----------                      ---------
         Larry Franklin                             53,627,884                      2,569,962
         James L. Johnson                           56,011,739                        186,107

      The names of each director whose term of office continued are: David L. Copeland, Dr. Peter T. Flawn, Christopher M. Harte, Houston H. Harte and Richard M. Hochhauser.

Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits. See index to Exhibits on Page 19.

            (b) No Form 8-K has been filed during the three months ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                   HARTE-HANKS, INC.





      August 14, 2001                      /s/  Jacques D. Kerrest
      ---------------               --------------------------------------------
           Date                           Jacques D. Kerrest
                                          Senior Vice President, Finance and
                                                Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.                                Description of Exhibit                                Page No.
  ---                                ----------------------                                --------

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

10(a)           1984 Stock Option Plan (filed as Exhibit 10(d) to the Company's
                Form 10-K for the year ended December 31, 1984 and incorporated herein by reference).

Exhibit
  No.                                Description of Exhibit                                Page No.
  ---                                ----------------------                                --------

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

 *21            Subsidiaries of the Company.                                                     22

---------------------
*Filed herewith