Form 10-Q
period 2001-09-30
HARTE HANKS INC
filed 2001-11-14
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934


For the quarterly period ended September 30, 2001
                               ------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 63,032,119 shares as of October 31, 2001.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               September 30, 2001

                                                                                                        Page
                                                                                                        ----
Part I. Financial Information

        Item 1.  Interim Condensed Consolidated Financial
                 Statements (Unaudited)

                             Condensed Consolidated Balance Sheets - September 30,                       3
                             2001 and December 31, 2000

                             Condensed Consolidated Statements of Operations -                           4
                             Three months ended September 30, 2001 and 2000

                             Condensed Consolidated Statements of Operations -                           5
                             Nine months ended September 30, 2001 and 2000

                             Condensed Consolidated Statements of Cash Flows -                           6
                             Nine months ended September 30, 2001 and 2000

                             Condensed Consolidated Statements of Stockholders'                          7
                             Equity - Nine months ended September 30, 2001 and
                             twelve months ended December 31, 2000

                             Notes to Unaudited Condensed Consolidated Financial                         8
                             Statements

        Item 2.  Management's Discussion and Analysis of Financial                                       13
                 Condition and Results of Operations


Part II. Other Information

        Item 6.  Exhibits and Reports on Form 8-K                                                        17

                 (a)         Exhibits

                 (b)         Reports on Form 8-K

        Signature                                                                                        18

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                    (Unaudited)
                                                                    September 30,    December 31,
                                                                        2001              2000
                                                                    -------------    -------------
Assets
    Current assets
       Cash and cash equivalents ................................   $      20,022    $      22,928
       Accounts receivable, net .................................         145,701          179,838
       Inventory ................................................           5,876            6,260
       Prepaid expenses .........................................          13,971           14,072
       Current deferred income tax asset ........................           8,102            7,648
       Other current assets .....................................           4,751            5,127
                                                                    -------------    -------------
          Total current assets ..................................         198,423          235,873

    Property, plant and equipment, net ..........................         110,550          112,065
    Goodwill and other intangibles, net .........................         426,145          439,148
    Other assets ................................................          19,383           20,019
                                                                    -------------    -------------
          Total assets ..........................................   $     754,501    $     807,105
                                                                    =============    =============
Liabilities and Stockholders' Equity
    Current liabilities
       Accounts payable .........................................   $      49,015    $      60,069
       Accrued payroll and related expenses .....................          20,101           31,429
       Customer deposits and unearned revenue ...................          37,451           42,712
       Income taxes payable .....................................          22,222            5,135
       Other current liabilities ................................           7,375           10,619
                                                                    -------------    -------------
          Total current liabilities .............................         136,164          149,964

    Long-term debt ..............................................          40,143           65,370
    Other long-term liabilities .................................          45,498           40,768
                                                                    -------------    -------------
          Total liabilities .....................................         221,805          256,102
                                                                    -------------    -------------
    Stockholders' equity
       Common stock, $1 par value, 250,000,000 shares
          authorized.  78,106,103 and 76,916,339 shares
          issued at September 30, 2001 and December 31,
          2000, respectively ....................................          78,106           76,916
       Additional paid-in capital ...............................         215,985          202,222
       Accumulated other comprehensive loss .....................          (1,378)          (2,105)
       Retained earnings ........................................         621,923          568,512
                                                                    -------------    -------------
                                                                          914,636          845,545
       Less treasury stock:  16,025,804 and 12,230,388
          shares at cost at September 30, 2001 and
          December 31, 2000, respectively .......................        (381,940)        (294,542)
                                                                    -------------    -------------
          Total stockholders' equity ............................         532,696          551,003
                                                                    -------------    -------------
          Total liabilities and stockholders' equity ............   $     754,501    $     807,105
                                                                    =============    =============



See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                        2001            2000
                                                                    ------------    ------------
Operating revenues ..............................................   $    224,130    $    243,205
                                                                    ------------    ------------
Operating expenses
    Payroll .....................................................         79,232          86,852
    Production and distribution .................................         77,489          86,047
    Advertising, selling, general and administrative ............         19,059          23,676
    Depreciation ................................................          8,072           7,394
    Goodwill and intangible amortization ........................          4,232           3,836
                                                                    ------------    ------------
                                                                         188,084         207,805
                                                                    ------------    ------------
Operating income ................................................         36,046          35,400
                                                                    ------------    ------------
Other expenses (income)
    Interest expense ............................................            637             275
    Interest income .............................................            (57)           (619)
    Other, net ..................................................          2,303             312
                                                                    ------------    ------------
                                                                           2,883             (32)
                                                                    ------------    ------------
Income before income taxes ......................................         33,163          35,432
Income tax expense ..............................................         13,250          14,300
                                                                    ------------    ------------
Net income ......................................................   $     19,913    $     21,132
                                                                    ============    ============
Basic:
    Earnings per common share ...................................   $       0.32    $       0.31
                                                                    ============    ============
    Weighted-average common shares outstanding ..................         62,600          67,519
                                                                    ============    ============
Diluted:
    Earnings per common share ...................................   $       0.31    $       0.30
                                                                    ============    ============
    Weighted-average common and common equivalent
       shares outstanding .......................................         64,022          69,782
                                                                    ============    ============



See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                                Nine Months Ended September 30,
                                                               --------------------------------
                                                                    2001              2000
                                                               --------------    --------------
Operating revenues .........................................   $      684,904    $      704,955
                                                               --------------    --------------
Operating expenses
    Payroll ................................................          253,722           260,151
    Production and distribution ............................          230,349           242,761
    Advertising, selling, general and administrative .......           59,978            68,523
    Depreciation ...........................................           23,769            21,050
    Goodwill and intangible amortization ...................           12,629            11,073
                                                               --------------    --------------
                                                                      580,447           603,558
                                                               --------------    --------------
Operating income ...........................................          104,457           101,397
                                                               --------------    --------------
Other expenses (income)
    Interest expense .......................................            2,370               749
    Interest income ........................................             (271)           (1,644)
    Other, net .............................................            3,914             1,125
                                                               --------------    --------------
                                                                        6,013               230
                                                               --------------    --------------
Income before income taxes .................................           98,444           101,167
Income tax expense .........................................           39,332            40,886
                                                               --------------    --------------
Net income .................................................   $       59,112    $       60,281
                                                               ==============    ==============
Basic:
    Earnings per common share ..............................   $         0.93    $         0.89
                                                               ==============    ==============

    Weighted-average common shares outstanding .............           63,577            68,043
                                                               ==============    ==============
Diluted:
    Earnings per common share ..............................   $         0.91    $         0.86
                                                               ==============    ==============
    Weighted-average common and common equivalent
       shares outstanding ..................................           65,155            70,192
                                                               ==============    ==============



See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                              Nine Months Ended September 30,
                                                                             --------------------------------
                                                                                  2001            2000
                                                                              ------------    ------------
Operating Activities
   Net income .............................................................   $     59,112    $     60,281
   Adjustments to reconcile net income to cash provided
      by operating activities:
      Depreciation ........................................................         23,769          21,050
      Goodwill and intangible amortization ................................         12,629          11,073
      Amortization of option-related compensation .........................            158             418
      Deferred income taxes ...............................................          2,918           3,878
      Other, net ..........................................................          4,026             961
   Changes in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable, net .....................         34,137          (6,220)
      Decrease in inventory ...............................................            384             837
      Decrease (increase) in prepaid expenses and other
         current assets ...................................................            477            (246)
      Decrease in accounts payable ........................................        (10,348)        (12,874)
      Increase (decrease) in other accrued expenses
         and other current liabilities ....................................         (1,486)          2,524
      Other, net ..........................................................            242          (5,406)
                                                                              ------------    ------------
         Net cash provided by operating activities ........................        126,018          76,276
                                                                              ------------    ------------
Investing Activities
    Acquisitions ..........................................................           (453)         (9,207)
    Purchases of property, plant and equipment ............................        (23,503)        (26,125)
    Proceeds from sale of property, plant and equipment ...................            682             144
    Net sales and maturities of
      available-for-sale investments ......................................             --              88
                                                                              ------------    ------------
         Net cash used in investing activities ............................        (23,274)        (35,100)
                                                                              ------------    ------------
Financing Activities
   Long-term borrowings ...................................................        242,000           3,288
   Repayment of long-term borrowings ......................................       (267,000)         (5,000)
   Issuance of common stock ...............................................          7,330           4,369
   Purchase of treasury stock .............................................        (82,336)        (33,406)
   Issuance of treasury stock .............................................             57              61
   Dividends paid .........................................................         (5,701)         (5,099)
                                                                              ------------    ------------
         Net cash used in financing activities ............................       (105,650)        (35,787)
                                                                              ------------    ------------
   Net increase (decrease) in cash ........................................         (2,906)          5,389
   Cash and cash equivalents at beginning of year .........................         22,928          35,196
                                                                              ------------    ------------
   Cash and cash equivalents at end of period .............................   $     20,022    $     40,585
                                                                              ============    ============



See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (2001 Unaudited)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                     Additional                                  Other           Total
                                        Common        Paid-In       Retained     Treasury    Comprehensive    Stockholders'
                                         Stock        Capital       Earnings      Stock      Income (Loss)       Equity
                                      -----------   -----------    ---------    ---------    -------------    -------------
Balance at December 31, 1999 ......   $    76,392   $   197,454    $ 493,362    $(201,906)   $      12,316    $     577,618
Common stock issued-
     employee benefit plans .......           196         3,809           --           --               --            4,005
Exercise of stock options .........           328         2,173           --           --               --            2,501
Tax benefit of options
     exercised ....................            --         1,581           --           --               --            1,581
Dividends paid ($0.10 per
     share) .......................            --            --       (6,736)          --               --           (6,736)
Treasury stock repurchase .........            --            --           --      (92,706)              --          (92,706)
Treasury stock issued .............            --            11           --           70               --               81
Warrants repurchased (net of
     tax of $1,511) ...............            --        (2,806)          --           --               --           (2,806)
Comprehensive income, net of
     tax:
     Net income ...................            --            --       81,886           --               --           81,886
     Foreign currency
         translation adjustment ...            --            --           --           --           (1,208)          (1,208)
     Change in net unrealized
         gain (loss) on
         long-term investments,
         net of reclassification
         adjustments (net of
         tax of $7,115) ...........            --            --           --           --          (13,213)         (13,213)
                                                                                                                -----------
Total comprehensive income ........                                                                                  67,465
                                      -----------   -----------    ---------    ---------    -------------    -------------
Balance at December 31, 2000 ......   $    76,916   $   202,222    $ 568,512    $(294,542)   $      (2,105)   $     551,003

Common stock issued-
     employee benefit plans .......           136         2,525           --           --               --            2,661
Exercise of stock options
     for cash and by
     surrender of shares ..........         1,054         5,211           --       (5,114)              --            1,151
Tax benefit of options
     exercised ....................            --         6,022           --           --               --            6,022
Dividends paid ($0.09 per
     share) .......................            --            --       (5,701)          --               --           (5,701)
Treasury stock repurchase .........            --            --           --      (82,336)              --          (82,336)
Treasury stock issued .............            --             5           --           52               --               57
Comprehensive income, net of
     tax:
     Net income ...................            --            --       59,112           --               --           59,112
     Foreign currency
         translation adjustment ...            --            --           --           --             (170)            (170)
     Change in net unrealized
         gain (loss) on
         long-term investments,
         net of reclassification
         adjustments (net of
         tax of $483) .............            --            --           --           --              897              897
                                                                                                              -------------
Total comprehensive income ........                                                                                  59,839
                                      -----------   -----------    ---------    ---------    -------------    -------------
Balance at September 30,
     2001 .........................   $    78,106   $   215,985    $ 621,923    $(381,940)   $      (1,378)   $     532,696
                                      ===========   ===========    =========    =========    =============    =============


See Notes to Unaudited Condensed Consolidated Financial Statements.

                       Harte-Hanks, Inc. and Subsidiaries

         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the "Company").

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - INCOME TAXES

The Company's quarterly and nine month income tax provision of $13.3 million and $39.3 million, respectively, was calculated using an effective income tax rate of approximately 40.0%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2001. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes (primarily goodwill amortization) which are not deductible for federal income tax purposes.

NOTE C - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

                                                                     Three Months Ended September 30,
In thousands, except per share amounts                                      2001         2000
                                                                        ----------     ----------
BASIC EPS
Net Income ........................................................     $   19,913     $   21,132
                                                                        ==========     ==========
Weighted-average common shares outstanding
  used in earnings per share computations .........................         62,600         67,519
                                                                        ==========     ==========
Earnings per common share .........................................     $     0.32     $     0.31
                                                                        ==========     ==========
DILUTED EPS
Net Income ........................................................     $   19,913     $   21,132
                                                                        ==========     ==========
Shares used in diluted earnings per share computations ............         64,022         69,782
                                                                        ==========     ==========
Earnings per common share .........................................     $     0.31     $     0.30
                                                                        ==========     ==========
Computation of shares used in earnings per share computations:
Average outstanding common shares .................................         62,600         67,519
Average common equivalent shares -
  dilutive effect of option shares ................................          1,422          2,263
                                                                        ----------     ----------
Shares used in diluted earnings per share computations ............         64,022         69,782
                                                                        ==========     ==========


                                                                       Nine months ended September 30,
In thousands, except per share amounts                                        2001             2000
                                                                        ------------     ------------
BASIC EPS
Net Income ........................................................     $     59,112     $     60,281
                                                                        ============     ============
Weighted-average common shares outstanding
  used in earnings per share computations .........................           63,577           68,043
                                                                        ============     ============
Earnings per common share .........................................     $       0.93     $       0.89
                                                                        ============     ============
DILUTED EPS
Net Income ........................................................     $     59,122     $     60,281
                                                                        ============     ============
Shares used in diluted earnings per share computations ............           65,155           70,192
                                                                        ============     ============
Earnings per common share .........................................     $       0.91     $       0.86
                                                                        ============     ============
Computation of shares used in earnings per share computations:
Average outstanding common shares .................................           63,577           68,043
Average common equivalent shares -
  dilutive effect of option shares ................................            1,578            2,149
                                                                        ------------     ------------
Shares used in diluted earnings per share computations ............           65,155           70,192
                                                                        ============     ============

As of September 30, 2001 the Company had approximately 1,202,000 antidilutive market price options outstanding, which have been excluded from the EPS calculations.

NOTE D - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with operations in two segments - direct and interactive marketing and shoppers.

                                                   Three Months Ended September 30
In thousands                                           2001              2000
                                                   ------------      ------------
Operating revenues
     Direct Marketing ........................     $    143,474      $    165,608
     Shoppers ................................           80,656            77,597
                                                   ------------      ------------
         Total operating revenues ............     $    224,130      $    243,205
                                                   ============      ============
Operating Income
     Direct Marketing ........................     $     20,624      $     21,544
     Shoppers ................................           17,597            15,603
     Corporate Activities ....................           (2,175)           (1,747)
                                                   ------------      ------------
         Total operating income ..............     $     36,046      $     35,400
                                                   ============      ============
Income before income taxes
     Operating income ........................     $     36,046      $     35,400
     Interest expense ........................             (637)             (275)
     Interest income .........................               57               619
     Other, net ..............................           (2,303)             (312)
                                                   ------------      ------------
         Total income before income taxes ....     $     33,163      $     35,432
                                                   ============      ============


                                                   Nine Months Ended September 30
In thousands                                           2001              2000
                                                   ------------      ------------
Operating revenues
     Direct Marketing ........................     $    449,021      $    481,150
     Shoppers ................................          235,883           223,805
                                                   ------------      ------------
         Total operating revenues ............     $    684,904      $    704,955
                                                   ============      ============
Operating Income
     Direct Marketing ........................     $     63,380      $     65,094
     Shoppers ................................           47,811            42,549
     Corporate Activities ....................           (6,734)           (6,246)
                                                   ------------      ------------
         Total operating income ..............     $    104,457      $    101,397
                                                   ============      ============
Income before income taxes
     Operating income ........................     $    104,457      $    101,397
     Interest expense ........................           (2,370)             (749)
     Interest income .........................              271             1,644
     Other, net ..............................           (3,914)           (1,125)
                                                   ------------      ------------
         Total income before income taxes ....     $     98,444      $    101,167
                                                   ============      ============

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of".

The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $418.2 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $14.8 million and $12.2 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

SFAS No. 143, "Accounting for Asset Retirement Obligations," issued in June 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company will adopt SFAS No. 143 as of January 1, 2003. At this time the Company does not believe that the adoption of SFAS No. 143 will have a material impact on its financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes both SFAS No. 121 and APB Opinion No. 30, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company will adopt SFAS No. 144 as of January 1, 2002. At this time the Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial statements.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Operating results were as follows:

                             THREE MONTHS ENDED                               NINE MONTHS ENDED
In thousands           SEPT. 30, 2001    SEPT. 30, 2000    CHANGE       SEPT. 30, 2001    SEPT. 30, 2000    CHANGE
                       --------------    --------------    ------       --------------    --------------    ------
Revenues               $      224,130            243,205     -7.8%      $      684,904     $      704,955     -2.8%
Operating expenses            188,084            207,805     -9.5%             580,447            603,558     -3.8%
                       --------------     --------------                --------------     --------------
Operating income       $       36,046     $       35,400      1.8%      $      104,457     $      101,397      3.0%
                       ==============     ==============                ==============     ==============
Net income             $       19,913     $       21,132     -5.8%      $       59,112     $       60,281     -1.9%
                       ==============     ==============                ==============     ==============
Diluted earnings
   per share           $         0.31     $         0.30      3.3%      $         0.91     $         0.86      5.8%
                       ==============     ==============                ==============     ==============

Consolidated revenues declined 7.8% to $224.1 million while operating income grew 1.8% to $36.0 million in the third quarter of 2001 when compared to the third quarter of 2000. Overall operating expenses compared to 2000 decreased 9.5% to $188.1 million.

Net income declined 5.8% to $19.9 million in the third quarter of 2001 when compared to the third quarter of 2000. Diluted earnings per share grew 3.3% to 31 cents per share, compared to 30 cents per share. The net income decline resulted from the growth in operating income offset by $0.9 million in net interest expense and $2.0 million of write-downs on equity investments.

DIRECT MARKETING

Direct and interactive marketing operating results were as follows:

                             THREE MONTHS ENDED                               NINE MONTHS ENDED
In thousands           SEPT. 30, 2001    SEPT. 30, 2000     CHANGE      SEPT. 30, 2001     SEPT. 30, 2000    CHANGE
                       --------------    --------------     ------      --------------     --------------    ------
Revenues               $      143,474     $      165,608     -13.4%     $      449,021     $      481,150     -6.7%
Operating expenses            122,850            144,064     -14.7%            385,641            416,056     -7.3%
                       --------------    --------------                 --------------     --------------
Operating income       $       20,624     $       21,544      -4.3%     $       63,380     $       65,094     -2.6%
                       ==============     ==============                ==============     ==============


Direct and interactive marketing revenues decreased $22.1 million, or 13.4%, in the third quarter of 2001 compared to 2000. These results reflect declines in almost all of direct and interactive marketing's vertical markets, including declines in the segment's largest vertical markets, retail, financial services and high tech/telecom. The overall decline was partially offset by strong growth in revenues from the pharmaceutical industry. Both Customer Relationship Management (CRM) and Marketing Services revenues declined from the prior year. CRM experienced revenue declines in data processing, agency, fulfillment, consulting, telesales and brokered customer list business, partially offset by increased software revenue and increased revenues attributable to acquisitions. Marketing Services experienced revenue declines in its targeted mail, logistics, and personalized direct mail.

Operating expenses decreased $21.2 million, or 14.7%, in the third quarter of 2001 compared to 2000. The overall decrease in operating expenses was primarily due to the Company's continuing efforts to manage its cost structure during the current difficult economic environment and to control discretionary costs. Production and distribution costs decreased $9.0 million due to decreased volumes and better pricing obtained from vendors. Also contributing to the decreased operating expenses were decreased labor costs of $7.8 due to a smaller workforce. General and administrative expense decreased $5.5 million due to decreased employee and professional services expenses. Depreciation and amortization expense increased $1.1 million due to goodwill associated with prior year acquisitions and depreciation of new capital investments to support future growth. Operating expenses were also impacted by prior year acquisitions.

Direct and interactive marketing revenues decreased $32.1 million, or 6.7%, in the first nine months of 2001 compared to the first nine months of 2000. Both CRM and Marketing

Services experienced decreased revenues in the first nine months of 2001. Overall, these results were impacted by declines in almost all of direct and interactive marketing's vertical markets, including declines in the segment's largest vertical markets, retail, financial services and high tech/telecom. Partially offsetting these declines were revenues attributable to prior year acquisitions and strong revenue growth in the health care and pharmaceutical industries.

Operating expenses decreased $30.4 million, or 7.3%, in the first nine months of 2001 compared to the first nine months of 2000. The overall decrease in operating expenses was primarily due to the Company's efforts to manage its cost structure during the current difficult economic environment and to control discretionary costs. Production and distribution costs decreased $16.5 million due to decreased volumes and better pricing obtained from vendors. Also contributing to the decreased operating expenses were decreased labor costs of $8.1 million due to a smaller workforce. General and administrative expense decreased $10.3 million primarily due to decreased employee and professional services expenses. Depreciation and amortization expense increased $4.4 million due to goodwill associated with prior year acquisitions and new capital investment to support future growth. Operating expenses were also impacted by prior year acquisitions.

SHOPPERS

Shopper operating results were as follows:

                                THREE MONTHS ENDED                           NINE MONTHS ENDED
In thousands           SEPT. 30, 2001     SEPT. 30, 2000      CHANGE   SEPT. 30, 2001    SEPT. 30, 2000      CHANGE
                       --------------     --------------      ------   --------------    --------------      ------
Revenues               $       80,656     $       77,597        3.9%   $      235,883     $      223,805        5.4%
Operating expenses             63,059             61,994        1.7%          188,072            181,256        3.8%
                       --------------     --------------               --------------     --------------
Operating income       $       17,597     $       15,603       12.8%   $       47,811     $       42,549       12.4%
                       ==============     ==============               ==============     ==============

Shopper revenues increased $3.1 million, or 3.9%, in the third quarter of 2001 compared to 2000. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods in both California and Florida. From a product-line perspective, Shoppers had growth in both its in-book products, primarily core sales and real estate related advertising, and its distribution products, primarily 4-color glossy heatset flyers. In the quarter, Shoppers experienced declines in its in-book employment advertising section and in its coupon book and print-and-deliver product lines.

Operating expenses increased $1.1 million, or 1.7%, in the third quarter of 2001 compared to 2000. The increase in operating expenses was primarily due to additional promotion costs of $0.8 million and increased production costs of $0.4 million, including increased postage of $0.3 million due to higher postage rates and increased insurance costs of $0.5 million. Labor costs decreased $0.2 million in the quarter, partially offsetting the increased operating expenses.

Shopper revenues increased $12.1 million, or 5.4%, in the first nine months of 2001 compared to the first nine months of 2000. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods in both California and Florida. From a product-line perspective, Shoppers had growth in both its in-book products, primarily core sales and real estate and employment related advertising, and its distribution products, primarily pre-printed inserts and 4-color glossy heatset flyers. In the first nine months of 2000, Shoppers experienced slowdowns in its in-book automotive advertising section and its coupon book and print-and-deliver product lines.

Operating expenses increased $6.8 million, or 3.8%, in the first nine months of 2001 compared to the first nine months of 2000. The increase in operating expenses was primarily due to increases in labor costs of $1.2 million, additional promotion costs of $2.3 million and additional production costs of $4.1 million, including increased postage of $2.8 million due to increased volumes and higher postage rates, and increased paper costs of $0.9 million due to higher paper rates.

Other Income and Expense

During the first nine months of 2001 the Company recorded losses of approximately $2.7 million on the write-down of investments which are classified as available-for-sale and $1.0 million on the write-down of an investment which was being accounted for under the cost method. These investments were written down due to the fact that their estimated fair values fell below their carrying values for a period of time that was viewed as other than temporary by the Company's management.

Interest Expense/Interest Income

Interest income decreased $0.6 million in the third quarter of 2001 and $1.4 million in the first nine months of 2001 when compared to the same periods in 2000. These decreases were due to larger cash and investment balances and higher interest rates during the first nine months of 2000.

Interest expense increased $0.4 million in the third quarter of 2001 and $1.6 million in the first nine months of 2001 over the same periods in 2000. The increase was primarily due to higher debt levels during the first nine months of 2001, the proceeds of which were primarily used to repurchase the Company's stock.

Income Taxes

The Company's income tax expense decreased $1.1 million in the third quarter of 2001 and $1.6 million in the first nine months of 2001 compared to the same periods in 2000. This decrease was due primarily to the lower pre-tax income levels. The effective tax rate was 40.0% for the third quarter and the first nine months of 2001 compared to 40.4% for the same periods in 2000.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2001 was $126.0 million, compared to $76.3 million for the nine months ended September 30, 2000. The increase in 2001 primarily related to increased collections of a higher accounts receivable balance at December 31, 2000 than at December 31, 1999. Net cash outflows from investing activities were $23.3 million for the first nine months of 2001 compared to net cash outflows of $35.1 million for the first nine months of 2000. The cash outflows in 2001 primarily relate to purchases of fixed assets, while the cash outflows in 2000 were attributable to purchases of fixed assets and acquisitions. Net cash outflows from financing activities were $105.7 million in 2001 compared to net cash outflows of $35.8 million in 2000. The cash outflow in 2001 is attributable primarily to the repurchase of the Company's stock and net repayments of borrowings, while the cash outflow in 2000 primarily related to the repurchase of the Company's stock.

Capital resources are also available from and provided through the Company's two unsecured credit facilities. These credit facilities, two $100 million variable rate, revolving loan commitments, were put in place on November 4, 1999. All borrowings under the $100 million revolving Three-Year Credit Agreement are to be repaid by November 4, 2002. On November 2, 2001 the Company was granted a 364-day extension to its $100 million revolving 364-Day Credit Agreement. All borrowings under the 364-Day Credit Agreement are to be repaid by November 1, 2002. As of September 30, 2001, the Company had $170 million of unused borrowing capacity under these two credit facilities. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital service needs for the foreseeable future.

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

Qualified Personnel -- The Company believes that its future prospects will depend in large part upon its ability to attract, train and retain highly skilled technical, client services and administrative personnel. While dependent on employment levels and general economic conditions, qualified personnel historically have been in great demand and from time to time in the foreseeable future will likely remain a limited resource.

Postal Rates and Service -- The Company's shoppers and direct and interactive marketing services depend on the United States Postal Service ("USPS") to deliver products. The Company's shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company's shopper business. The present standard postage rates went into effect in the third quarter of 2001 and are expected to increase in the second half of 2002. Future postage rates may also be impacted by the USPS's response to recent threats to the postal system. Overall shopper postage costs are expected to grow moderately as a result of this increase as well as anticipated increases in circulation and insert volumes. Postal rates also influence the demand for the Company's direct and interactive marketing services even though the cost of mailings is borne by the Company's customers and is not directly reflected in the Company's revenues or expenses.

Paper Prices -- Paper represents a substantial expense in the Company's shopper operations. In recent years newsprint prices have fluctuated widely, and such fluctuations can materially affect the results of the Company's operations.

Economic Conditions -- Changes in national economic conditions, such as events following the September 11, 2001 attacks, can affect levels of advertising expenditures generally, and such changes can affect each of the Company's businesses. In addition, revenues from the Company's shopper business are dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct and interactive marketing revenues are dependent on national and international economics.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits. See index to Exhibits on Page 19.

        (b) No Form 8-K has been filed during the three months ended September 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  HARTE-HANKS, INC.


    November 14, 2001                          /s/  Jacques D. Kerrest
    -----------------                   ---------------------------------------
          Date                                    Jacques D. Kerrest
                                          Senior Vice President, Finance and
                                               Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.                                Description of Exhibit                                                   Page No.
-------         ---------------------------------------------------------------                               --------
3(a)            Amended and Restated Certificate of Incorporation (filed as
                Exhibit 3(a) to the Company's Form 10-K for the year ended
                December 31, 1993 and incorporated by reference herein).

*3(b)           Second Amended and Restated Bylaws                                                                  22

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

*4(c)           Amendment No. 3 dated October 26, 2001 to 364-Day Credit
                Agreement [$100 million].                                                                           47

4(d) Other long term debt instruments are not being filed pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Copies of such instruments will be furnished to the Commission upon request.

10(a)           1984 Stock Option Plan (filed as Exhibit 10(d) to the Company's
                Form 10-K for the year ended December 31, 1984 and incorporated herein by reference).


Exhibit
  No.                                Description of Exhibit                                                   Page No.
-------         ---------------------------------------------------------------                               --------
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

Exhibit
  No.                                Description of Exhibit                                                   Page No.
-------         ---------------------------------------------------------------                               --------
     10(l)      Amendment One to Harte-Hanks, Inc. Amended and Restated
                Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l)
                to the Company's Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

     *21        Subsidiaries of the Company.                                                                       53

----------
*Filed herewith