Form 10-K405
period 2001-12-31
HARTE HANKS INC
filed 2002-03-29
CIK 45919

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM _____ TO _____
                          COMMISSION FILE NUMBER 1-7120

                                   ----------

                                HARTE-HANKS, INC.
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

                                   ----------

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
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    X
                                                ---

         Aggregate market value of the Company's voting stock held by non-affiliates on February 1, 2002, based on the $28.32 per share closing price for the Company's Common Stock on the New York Stock Exchange on such date: approximately $1,183,000,000.

SHARES OUTSTANDING AT FEBRUARY 1, 2002:

         Common Stock - 62,563,925 shares

DOCUMENTS INCORPORATED BY REFERENCE:

         The Company's Annual Report to Stockholders for the year ended December 31, 2001 (incorporated in Part II to the extent provided in Items 5, 6, 7 and 8 hereof).

         Definitive Proxy Statement for the Company's May 7, 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11 and 12 hereof).

================================================================================

                                Harte-Hanks, Inc.

                                Table of Contents

                                Form 10-K Report
                                December 31, 2001

                                                                                                           Page
Part I
      Item 1.              Business                                                                          3

      Item 2.              Properties                                                                        3

      Item 3.              Legal Proceedings                                                                 9

      Item 4.              Submission of Matters to a Vote of Security Holders                               9


Part II

      Item 5.              Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                               10

      Item 6.              Selected Financial Data                                                           10

      Item 7.              Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                               10

      Item 7A.             Quantitative and Qualitative Disclosures About Market Risk                        10

      Item 8.              Financial Statements and Supplementary Data                                       10

      Item 9.              Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                               10

Part III

      Item 10.             Directors and Executive Officers of the Registrant                                10

      Item 11.             Executive Compensation                                                            11

      Item 12.             Security Ownership of Certain Beneficial Owners and
                           Management                                                                        11

      Item 13.             Certain Relationships and Related Transactions                                    11


Part IV

      Item 14.             Exhibits, Financial Statement Schedules and Reports on
                           Form 8-K.                                                                         11

Signatures                                                                                                   15

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES

INTRODUCTION

         Harte-Hanks is an international direct and interactive marketing services company that provides end-to-end customer relationship management
(CRM), related marketing services solutions and shopper publications to a wide range of industries serving both consumer and business-to-business markets.

         The Company's direct and interactive marketing business operates both nationally and internationally, while its shopper business operates in selected local and regional markets in California and Florida. The Company believes that marketing is undergoing a transition from traditional mass media marketing to targeted marketing and CRM. The transition is being driven by the increasing sophistication and efficiency of technology and a growing need among marketers to customize the products and services they offer to customers. Direct and interactive marketing, which represents 66% of the Company's revenue, is leading the movement toward highly targeted marketing and CRM. The Company's shopper business applies similar targeting principles. Harte-Hanks strategy is based on five key elements: being a market leader in each of its businesses; increasing revenues through growing its base businesses, introducing new products, entering new markets and making acquisitions; using technology to create competitive advantages; employing people who can partner effectively with its clients; and creating shareholder value. Company revenues totaled $917.9 million in 2001.

         Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920's by Houston Harte and Bernard Hanks. In 1972, the Company went public and was listed on the New York Stock Exchange. The Company became private in a leveraged buyout initiated by management in 1984. In 1993, the Company again went public and listed its common stock on the NYSE. In October 1997, the Company sold all of its remaining traditional media operations (consisting of newspapers, television and radio companies) in order to focus all of its efforts on its direct and interactive services and shoppers operations.

         See Note N of "Notes to Consolidated Financial Statements" for certain financial information about the Company's two business segments - direct and interactive marketing and shoppers.

DIRECT MARKETING

GENERAL

         Harte-Hanks operates an international direct and interactive marketing services company that provides end-to-end CRM and related marketing services solutions to a wide range of industries serving both consumer and business-to-business markets. The Company utilizes advanced technologies to enable its clients to identify, reach, influence and nurture their customers. The Company believes that developments in technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct and interactive marketing services. The Company's solutions use technology as the enabler to capture, analyze and disseminate customer and prospect data at all points of contact. The Harte-Hanks customer-centric models allow it to be the overall solutions provider for driving traffic to brick-and-mortar locations, Web sites or call/contact centers. With a full-service approach - CRM professional services to implementation to ongoing support; strong product and service brands including Alllink(TM), Trillium(TM) and nTouch; the use of targeted media from mail to Internet to Web to telephone; end-to-end execution from design and print to personalized mail and email production - Harte-Hanks provides practical implementation of technology and understands the needs of clients and their customers to deliver best-of-breed solutions. The Company's client base is both domestic and international. In 2001, Harte-Hanks Direct Marketing had revenues of $601.9 million, which accounted for approximately 66% of the Company's total revenues.

         In 2001, Harte-Hanks made one acquisition in its direct and interactive marketing business segment. This acquisition expanded the Company's services and client base in its CRM sector. Harte-Hanks expanded its services to the automotive, energy and other industries through the acquisition of Sales Support Services, Inc., a leading business-to-business lead generation, order processing and fulfillment services company with operations in New Jersey, Texas and California.

CUSTOMER RELATIONSHIP MANAGEMENT

         Harte-Hanks Customer Relationship Management (CRM) uses technology as an enabler to capture, to analyze and to disseminate customer and prospect data across all points of customer contact. The Company helps clients manage the inquiries they receive from their marketing efforts, whether from Web sites, e-mail, toll-free numbers, trade shows, fax programs or other sources. These inquiries, or leads, are qualified, tracked and distributed both to appropriate sales channels and to client management for analysis, decision-making and/or additional interaction in order for clients to more effectively manage their customer and prospect relationships. Using proprietary software and open software solutions, the Company also builds contact databases for its clients using the information gained from these CRM activities. These databases help clients measure the return on their marketing communications and make more informed decisions about future marketing efforts.

         The Company also builds customized marketing databases for specific clients and provides them with easy-to-use tools to perform analysis and to target their best customers and prospects. Using its proprietary name and address matching software, Trillium(TM), the Company standardizes large numbers of customer records from multiple sources, integrates them into a single database for each client and, if needed, appends demographic and lifestyle information.

         In most cases, these databases are delivered for use on clients' personal computers, networks or workstations, where the Company's software applications and solutions help clients predict the likely results of marketing promotions and track recipients' buying behavior. Relational databases are built for clients from a range of facilities, each specializing in specific market segments. These databases are moved to the client's site or maintained at Harte-Hanks with on-line access to client locations. In addition to building a client's database and providing software solutions for analytics and campaign management, Harte-Hanks CRM performs regular database updates. Harte-Hanks CRM also offers its software module Trillium(TM) for clients who want to integrate data quality capabilities into their data warehouse or operational systems.

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

         CRM services are marketed to specific industries or markets with services and software products tailored to each industry or market. Having established the basic technological foundation, the Company is able to provide CRM services to new industries and markets by modifying its existing technology and information applications. The Company currently provides CRM services to all of its primary markets in addition to a range of select markets.

         The Company expanded its CRM services by the November 2001 acquisition of Sales Support Services, Inc., a leading business-to-business lead generation, order processing and fulfillment services company to the automotive, energy and other industries.

         The Company strengthened its suite of CRM offerings by forming a number of strategic alliances during the year. Harte-Hanks Trillium(TM) Software joined the Siebel Alliance Program as a Premier Software Partner and has successfully validated its Trillium Connector for Siebel eBusiness Applications. Trillium Software has also completed the development of an active interface to the Microsoft SQL Server 2000 Data Transformation Service and has been accepted into Microsoft's Data Warehouse program. These alliances were developed to align industry leading software technologies in a tightly integrated solution for developing the most accurate and reliable customer information for customer data integration, customer data management, e-business and data warehouse applications. Additionally, Trillium Software was named a key business partner to the Compaq Computer Corporation's Zero Latency Enterprise (ZLE) architecture. The Compaq ZLE solution enables companies to converge key business operations in order to enhance customer relations, strengthen global supply chain linkages, and improve decision making through real-time business intelligence and knowledge management. Trillium Software is the component of Compaq's ZLE architecture used to clean, standardize and link data in real-time.

         Depending on the needs of its clients, Harte-Hanks CRM capabilities are provided in a specialized, coordinated and integrated approach through 16 facilities nationwide. These centers possess some industry specialization and are linked together to support certain clients that experience volume spikes or seek high-growth needs. The Company also provides CRM services internationally through 10 offices located outside of the United States.


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

         Increasingly, clients seek execution programs as part of Harte-Hanks end-to-end solutions. Harte-Hanks also offers direct marketing agency services to create the plan to manage direct and interactive marketing communication efforts. These services combine information-based strategy and brand-building creative efforts across both traditional direct and interactive media.

         Depending upon the needs of clients, Harte-Hanks marketing services capabilities are provided in a specialized, coordinated and integrated approach through 16 facilities nationwide.

SALES AND MARKETING

         The national direct and interactive marketing sales forces of Harte-Hanks are headquartered in Cincinnati, Ohio, with additional offices maintained throughout the United States and Europe, as well as office locations in Australia, Canada and South America. In addition, the Company has affiliates in Asia. The sales forces, with industry-specific knowledge and experience, emphasize the cross-selling of a full range of direct and interactive marketing services and are supported by employees in each sector. The overall sales focus is to position Harte-Hanks as a marketing partner and a single-source solution for a client's targeted marketing needs.

FACILITIES

         Direct and interactive marketing services are provided at the following facilities:

CRM                                                    MARKETING SERVICES (CONTINUED)
Austin, Texas                                          Forty Fort, Pennsylvania
Billerica, Massachusetts                               Fullerton, California
Clearwater, Florida                                    Grand Prairie, Texas
Fort Worth, Texas                                      Jacksonville, Florida
Glen Burnie, Maryland                                  Langhorne, Pennsylvania
La Jolla, California                                   Memphis, Tennessee
Lake Katrine, New York                                 Sacramento, California
Lake Mary, Florida                                     Shawnee, Kansas
Monroe Township, New Jersey                            Westville, New Jersey
New York, New York
Ontario, California                                    NATIONAL SALES HEADQUARTERS
River Edge, New Jersey                                 Cincinnati, Ohio
San Diego, California
Sterling Heights, Michigan
Valencia, California                                   INTERNATIONAL OFFICES
West Bridgewater, Massachusetts                        Darmstadt, Germany
                                                       Dublin, Ireland
MARKETING SERVICES                                     Hasselt, Belgium
Baltimore, Maryland                                    London, United Kingdom
Bellmawr, New Jersey                                   Madrid, Spain
Bloomfield, Connecticut                                Melbourne, Australia
Cherry Hill, New Jersey                                Sao Paulo, Brazil
Cincinnati, Ohio                                       Sevres, France
Clearwater, Florida                                    Toronto, Canada
Deerfield Beach, Florida                               Uxbridge, United Kingdom

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

SHOPPERS

GENERAL

         Harte-Hanks is the largest publisher of advertising shoppers in North America based on weekly circulation and revenues, and is the only national targeted media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications delivered free by third-class mail to all households in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.

         As of December 31, 2001, Shoppers delivered nearly 10 million shopper packages in four major markets each week covering the greater Los Angeles market (Los Angeles County, Orange County, Riverside County, San Bernardino County, Ventura County, and Kern County), the greater San Diego market, Northern California (San Jose, Sacramento and Stockton) and South Florida. (Shopper publications overlap in approximately 220,000 households in South Orange County where both an "early" and "late" edition PennySaver is published each week.) The Company's California publications account for 88% of Shopper's weekly circulation.

         Harte-Hanks publishes 818 individual shopper editions each week distributed to zones of approximately 12,200 households each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. The Company believes that its zoning capabilities and production technologies have enabled it to saturate and target areas in a number of ways including, geographic, demographic, lifestyles, behavioral and language. This allows its advertisers to effectively target their customers. The Company's strategy is to increase its share of local advertising in its existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas and selective acquisitions. In 2001, Harte-Hanks Shoppers had revenues of $316.0 million, accounting for approximately 34% of the Company's total revenues.

         During the period 1998 through 2001, over 1.3 million households were added to the Company's shopper circulation through internal expansion. The Company believes that expansions provide increased revenues and operating income as the publications in these new areas mature. The Company now reaches over 8.8 million households in California, or nearly 73% of the state's total.

PUBLICATIONS

The following table sets forth certain information with respect to shopper publications:

                                                                     December 31, 2001
                                                             ---------------------------------
                                                                                   Number of
Market                                     Publication Name    Circulation          Zones
----------------------------------------   ----------------  ---------------   ---------------
Greater Los Angeles                        PennySaver              4,944,000          422

Greater San Diego                          PennySaver              1,693,500          135

Northern California                        PennySaver              2,165,000          162

South Florida                              The Flyer               1,186,500           99
                                                                 -----------      -------

Total:                                                             9,989,000          818


         Shopper publications contain classified and display advertising and are primarily delivered to consumers' homes by third-class saturation mail. The typical shopper publication contains over 40 pages and is 7 by 9-1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; "print and deliver" single-sheet inserts designed and printed by the Company; coupon books; preprinted inserts from major retail chains; and a four-color proprietary product, MARQUEE. In addition, Shoppers offer advertising over its internet sites - www.pennysaverusa.com for its California publications and www.theflyer.com for its South Florida publication.

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

SALES AND MARKETING

         The Company maintains local sales offices throughout its geographic markets and employs more than 630 commissioned sales representatives who develop both targeted and saturation advertising programs for customers. The sales organization provides service to both national and local advertisers through its telemarketing departments and field sales representatives. Shopper customers vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core customers continue to be local service businesses and small retailers. The Company is increasingly focusing its marketing efforts on larger national accounts by emphasizing its ability to deliver saturation advertising in defined zones in combination with advertising in the shopper publication.

         Additional focus is placed on particular industries/categories through the use of sales specialists. These sales specialists are primarily used to target automotive, real estate and employment advertisers.

         The Company utilizes proprietary sales and marketing systems to enter customer orders directly from the field, instantly checking space availability, ad costs and other pertinent information. These systems efficiently facilitate the placement of advertising into multiple-zoned editions and include built-in error-reducing safeguards which aid in minimizing costly sales adjustments. In addition to allowing advertising information to be entered for immediate publication, these systems feed a relational customer database enabling sales personnel to access customer history by designated variables to facilitate the identification of similar potential customers and to assist with timely follow-up on existing customers.

FACILITIES

         Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has five production facilities - three in Southern California, one in Northern California and one in its Florida market - and 29 sales offices.

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


EMPLOYEES

         As of December 31, 2001, Harte-Hanks employed 6,894 full-time employees and 625 part-time employees, as follows: direct marketing - 5,007 full-time and 317 part-time employees; shoppers - 1,867 full-time and 307 part-time employees; and corporate office - 20 full-time employees and 1 part-time employee. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

FACILITIES

         Harte-Hanks' executive offices are located in San Antonio, Texas and occupy approximately 17,000 square feet in leased premises. The Company's business is conducted in facilities worldwide containing aggregate space of approximately 3.7 million square feet. Approximately 3.5 million square feet are held under leases, which expire at dates through 2014. The balance of the properties, used in the Company's Southern California shopper operations, Westville, New Jersey marketing services operations and Hasselt, Belgium CRM operations, are owned by the Company.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2001 at page 32.

ITEM 6. SELECTED FINANCIAL DATA

         Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2001 at page 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2001 at pages 12 through 17.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are affected by changes in short-term interest rates as a result of its revolving credit agreements, which bear interest at floating rates. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of December 31, 2001. The Company does not use derivative financial instruments in its operations.

         The Company's earnings are also affected by fluctuations in foreign exchange rates as a result of its operations in foreign countries. Due to the level of operations in foreign countries, the impact of fluctuations in foreign exchange rates is not significant to the Company's overall earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2001, which is incorporated herein by reference: All Consolidated Financial Statements (pages 18 through
21); all Notes to Consolidated Financial Statements (pages 22 through 30); and the Independent Auditors' Report (page 32). With the exception of the information herein expressly incorporated by reference, the Company's Annual Report to Stockholders for the year ended December 31, 2001 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. MANAGEMENT

         Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 28, 2001 for the May 7, 2002 Annual Meeting of Stockholders under the caption "Management -- Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 28, 2001 for the May 7, 2002 Annual Meeting of the Stockholders under the caption, "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the information in the Company's definitive proxy statement dated March 28, 2001 for the May 7, 2002. Annual Meeting of Stockholders under the caption "Security Ownership of Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2001 attached hereto:

         Consolidated Balance Sheets, December 31, 2001 and 2000

         Consolidated Statements of Operations, Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows, Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity and Comprehensive Income, Years ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

(a)(2) The following accountants' report and financial schedule for years ended December 31, 2001, 2000 and 1999 are submitted herewith:

         Independent Auditors' Report on 10-K Schedule

         Schedule II-- Valuation and Qualifying Accounts

         All other schedules are omitted as the required information is inapplicable

(a) (3) EXHIBITS

Exhibit
  No.                                Description of Exhibit                             Page No.
-------                              ----------------------                             --------
3(a)              Amended and Restated Certificate of Incorporation (filed as
                  Exhibit 3(a) to the Company's Form 10-K for the year ended
                  December 31, 1993 and incorporated by reference herein).

3(b) Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company's Form 10-Q for the nine months ended September
                  30, 2001 and incorporated by reference herein).

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

4(c)              Amendment No. 3 dated October 26, 2001 to 364-Day Credit
                  Agreement [$100 million]. (filed as Exhibit 4(c) to the
                  Company's Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

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

10(e) Form 1 of Severance Agreement between Harte-Hanks, Inc. and certain Executive Officers of the Company, dated as of December 15, 2000 (filed as Exhibit 10(e) to the Company's
                  Form 10-K for the year ended December 31, 2000 and Incorporated by reference herein).

10(f) Form 2 of Severance Agreement between Harte-Hanks, Inc and certain Executive Officers of the Company, dated as of December 15, 2000 (files as Exhibit 10(f) to the Company's
                  Form 10-K for the year ended December 31, 2000 and Incorporated by reference herein).

10(g)             Harte-Hanks, Inc. Amended and Restated Restoration Pension
                  Plan dated as of January 1, 2000. (filed as Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 1999 and incorporated by reference herein).

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

Exhibit
  No.                                Description of Exhibit                             Page No.
-------                              ----------------------                             --------
10(k)             Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit
                  10(i) to the Company's Form 10-K for the year ended December
                  31, 1998 and incorporated by reference herein).

10(l)             Amendment One to Harte-Hanks, Inc. Amended and Restated
                  Restoration Pension Plan dated December 18, 2000 (filed as
                  Exhibit 10(l) to the Company's Form 10-K for the year ended
                  December 31, 2000 and incorporated by reference herein).

*13               Annual Report to Stockholders (only those portions
                  incorporated by reference into the Form 10-K are filed
                  herewith).                                                                18

*21               Subsidiaries of the Company                                               41

*23               Consent of KPMG LLP                                                       42

----------
*Filed herewith


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

14(c) Exhibits -- The response to this portion of item 14 is submitted as a separate section of this report on pages 18 to 42.

14(d) Financial Statement Schedule -- The response to this portion of Item 14 is submitted as a separate section of this report on page 17.


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


Date: March 28, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

          /s/  Houston H. Harte                     /s/  Christopher M. Harte
-------------------------------------------    ---------------------------------
Houston H. Harte, Vice Chairman                Christopher M. Harte, Director


          /s/  Larry Franklin                       /s/  James L. Johnson
-------------------------------------------    ---------------------------------
Larry Franklin, Chairman                       James L. Johnson, Director


          /s/  Richard M. Hochhauser                /s/  David L. Copeland
-------------------------------------------    ---------------------------------
Richard M. Hochhauser, Director                David L. Copeland, Director


          /s/  Dr. Peter T. Flawn                   /s/  William K. Gayden
-------------------------------------------    ---------------------------------
Dr. Peter T. Flawn, Director                   William K. Gayden, Director

                  INDEPENDENT AUDITORS' REPORT ON 10-K SCHEDULE


The Board of Directors and Stockholders
Harte-Hanks, Inc.:

Under date of January 29, 2002, we reported on the consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as referred to in
Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                              /s/ KPMG LLP


San Antonio, Texas
January 29, 2002

                       Harte-Hanks, Inc. and Subsidiaries

                          Financial Statement Schedule


                                   Schedule II
                        Valuation and Qualifying Accounts

                                 (in thousands)


                                                           Additions
                                            Balance at     Charged to                      Balance
                                            Beginning      Costs and                       at End
            Description                      of Year        Expenses      Deductions       of Year
----------------------------------------   ------------   ------------   ------------   ------------
Allowance for doubtful accounts:

     Year ended December 31, 2001          $      4,644   $      4,442   $      3,623   $      5,463
                                           ============   ============   ============   ============


     Year ended December 31, 2000          $      3,751   $      4,602   $      3,709   $      4,644
                                           ============   ============   ============   ============

     Year ended December 31, 1999          $      3,246   $      1,825   $      1,320   $      3,751
                                           ============   ============   ============   ============


                                  EXHIBIT INDEX


(a)(1) The following consolidated financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2001 attached hereto:

         Consolidated Balance Sheets, December 31, 2001 and 2000

         Consolidated Statements of Operations, Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows, Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity and Comprehensive Income, Years ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

(a)(2) The following accountants' report and financial schedule for years ended December 31, 2001, 2000 and 1999 are submitted herewith:

         Independent Auditors' Report on 10-K Schedule

         Schedule II-- Valuation and Qualifying Accounts

         All other schedules are omitted as the required information is inapplicable

(a) (3) EXHIBITS

EXHIBIT
  NO.                                DESCRIPTION OF EXHIBIT                             PAGE NO.
-------                              ----------------------                             --------
3(a)              Amended and Restated Certificate of Incorporation (filed as
                  Exhibit 3(a) to the Company's Form 10-K for the year ended
                  December 31, 1993 and incorporated by reference herein).

3(b) Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company's Form 10-Q for the nine months ended September
                  30, 2001 and incorporated by reference herein).

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

4(c)              Amendment No. 3 dated October 26, 2001 to 364-Day Credit
                  Agreement [$100 million]. (filed as Exhibit 4(c) to the
                  Company's Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

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

10(e) Form 1 of Severance Agreement between Harte-Hanks, Inc. and certain Executive Officers of the Company, dated as of December 15, 2000 (filed as Exhibit 10(e) to the Company's
                  Form 10-K for the year ended December 31, 2000 and Incorporated by reference herein).

10(f) Form 2 of Severance Agreement between Harte-Hanks, Inc and certain Executive Officers of the Company, dated as of December 15, 2000 (files as Exhibit 10(f) to the Company's
                  Form 10-K for the year ended December 31, 2000 and Incorporated by reference herein).

10(g)             Harte-Hanks, Inc. Amended and Restated Restoration Pension
                  Plan dated as of January 1, 2000. (filed as Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 1999 and incorporated by reference herein).

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

EXHIBIT
  NO.                                DESCRIPTION OF EXHIBIT                             PAGE NO.
-------                              ----------------------                             --------
10(k)             Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit
                  10(i) to the Company's Form 10-K for the year ended December
                  31, 1998 and incorporated by reference herein).

10(l)             Amendment One to Harte-Hanks, Inc. Amended and Restated
                  Restoration Pension Plan dated December 18, 2000 (filed as
                  Exhibit 10(l) to the Company's Form 10-K for the year ended
                  December 31, 2000 and incorporated by reference herein).

*13 Annual Report to Stockholders (only those portions incorporated by reference into the Form 10-K are filed herewith). 18

*21               Subsidiaries of the Company 41

*23               Consent of KPMG LLP 42

----------
*Filed herewith