Form 10-Q
period 2002-03-31
HARTE HANKS INC
filed 2002-05-14
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission File Number 1-7120
                       ------


                                HARTE-HANKS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



                Delaware                                 74-1677284
     --------------------------------              --------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)


         200 Concord Plaza Drive, San Antonio, Texas        78216
         --------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

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

                              Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 62,854,814 shares as of April 30, 2002.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 March 31, 2002


                                                                          Page
                                                                          ----
Part I.          Financial Information

        Item 1.  Interim Condensed Consolidated Financial
                 Statements (Unaudited)

                    Condensed Consolidated Balance Sheets -
                    March 31, 2002 and December 31, 2001                    3

                    Consolidated Statements of Operations -
                    Three months ended March 31, 2002 and 2001              4

                    Consolidated Statements of Cash Flows -
                    Three months ended March 31, 2002 and 2001              5

                    Consolidated Statements of Stockholders' Equity
                    and Comprehensive Income - Three months ended
                    March 31, 2002 and twelve months ended
                    December 31, 2001                                       6

                    Notes to Unaudited Condensed Consolidated
                    Financial Statements                                    7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10

Part II.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K                          14

             (a)   Exhibits

             (b)   Reports on Form 8-K

        Signature                                                          15

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                (Unaudited)
                                                                 March 31,     December 31,
                                                                    2002           2001
                                                                ----------     ------------
Assets
    Current assets
       Cash and cash equivalents ...........................     $  27,487      $  30,468
       Accounts receivable, net ............................       127,949        138,409
       Inventory ...........................................         4,985          5,835
       Prepaid expenses ....................................        13,687         13,411
       Current deferred income tax asset ...................         8,525          8,378
       Other current assets ................................         5,276          6,306
                                                                 ---------      ---------
          Total current assets .............................       187,909        202,807

    Property, plant and equipment, net .....................       104,415        109,428
    Goodwill, net ..........................................       434,699        434,458
    Other intangibles, net .................................         3,717          3,867
    Other assets ...........................................        20,138         20,489
                                                                 ---------      ---------
          Total assets .....................................     $ 750,878      $ 771,049
                                                                 =========      =========


Liabilities and Stockholders' Equity
    Current liabilities
       Accounts payable ....................................     $  38,773      $  42,990
       Accrued payroll and related expenses ................        17,309         21,550
       Customer deposits and unearned revenue ..............        39,398         38,617
       Income taxes payable ................................        11,490         10,531
       Other current liabilities ...........................         7,330          8,086
                                                                 ---------      ---------
          Total current liabilities ........................       114,300        121,774

    Long-term debt .........................................        10,261         48,312
    Other long-term liabilities ............................        50,252         48,597
                                                                 ---------      ---------
          Total liabilities ................................       174,813        218,683
                                                                 ---------      ---------

    Stockholders' equity
       Common stock, $1 par value, 250,000,000 shares
          authorized.  79,271,200 and 78,281,458 shares
          issued at March 31, 2002 and December 31,
          2001, respectively ...............................        79,271         78,281
       Additional paid-in capital ..........................       236,244        219,229
       Accumulated other comprehensive income (loss) .......        (1,456)        (1,293)
       Retained earnings ...................................       658,716        640,635
       Less treasury stock: 16,572,966 and 16,139,795
          shares at cost at March 31, 2002 and
          December 31, 2001, respectively ..................      (396,710)      (384,486)
                                                                 ---------      ---------
          Total stockholders' equity .......................       576,065        552,366
                                                                 ---------      ---------
          Total liabilities and stockholders' equity .......     $ 750,878      $ 771,049
                                                                 =========      =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
-------------------------------------------------------------------------------
(Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     2002               2001
                                                                  ---------          ---------
Operating revenues ......................................         $ 214,907          $ 232,120
                                                                  ---------          ---------
Operating expenses
    Payroll .............................................            81,405             90,788
    Production and distribution .........................            74,507             77,256
    Advertising, selling, general and administrative ....            17,023             20,299
    Depreciation ........................................             8,361              7,703
    Goodwill and intangible amortization ................               150              4,222
                                                                  ---------          ---------
                                                                    181,446            200,268
                                                                  ---------          ---------
Operating income ........................................            33,461             31,852
                                                                  ---------          ---------
Other expenses (income)
    Interest expense ....................................               369                987
    Interest income .....................................               (50)              (161)
    Other, net ..........................................               267                472
                                                                  ---------          ---------
                                                                        586              1,298
                                                                  ---------          ---------
Income before income taxes ..............................            32,875             30,554
Income tax expense ......................................            12,607             12,191
                                                                  ---------          ---------
Net income ..............................................         $  20,268          $  18,363
                                                                  =========          =========

Basic:
    Earnings per common share ...........................         $    0.32          $    0.28
                                                                  =========          =========

    Weighted-average common shares outstanding ..........            62,519             64,660
                                                                  =========          =========

Diluted:
    Earnings per common share ...........................         $    0.32          $    0.28
                                                                  =========          =========

    Weighted-average common and common equivalent
       shares outstanding ...............................            64,220             66,381
                                                                  =========          =========

A reconciliation of the effects of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on net income and basic and diluted earnings per share is as follows:

Net income ..............................................         $  20,268          $  18,363
Add back:  Goodwill amortization (net of tax effect) ....                                2,985
                                                                  ---------          ---------
Adjusted net income .....................................         $  20,268          $  21,348
                                                                  =========          =========

Basic earnings per common share:
Net income ..............................................         $    0.32          $    0.28
Add back:  Goodwill amortization (net of tax effect) ....                                 0.05
                                                                  ---------          ---------
Adjusted net income .....................................         $    0.32          $    0.33
                                                                  =========          =========

Diluted earnings per common share:
Net income ..............................................         $    0.32          $    0.28
Add back:  Goodwill amortization (net of tax effect) ....                                 0.04
                                                                  ---------          ---------
Adjusted net income .....................................         $    0.32          $    0.32
                                                                  =========          =========


SFAS No. 142 is described in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements.


See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2002                2001
                                                                     ---------          ---------
Operating Activities
   Net income ..............................................         $  20,268          $  18,363
   Adjustments to reconcile net income to cash provided
      by operating activities:
      Depreciation .........................................             8,361              7,703
      Goodwill and intangible amortization .................               150              4,222
      Amortization of option-related compensation ..........                46                 93
      Deferred income taxes ................................             1,823              1,178
      Other, net ...........................................                14                604
   Changes in operating assets and liabilities, net of
       acquisitions:
      Decrease in accounts receivable, net .................            10,460             29,287
      Decrease (increase) in inventory .....................               850               (673)
      Decrease (increase) in prepaid expenses and other
         current assets ....................................               754               (360)
      Increase (decrease)in accounts payable ...............            (4,217)            10,404
      Increase (decrease) in other accrued expenses
         and other liabilities .............................               462             (6,660)
      Other, net ...........................................               203             (1,185)
                                                                     ---------          ---------
         Net cash provided by operating activities .........            39,174             62,976
                                                                     ---------          ---------
Investing Activities
   Acquisitions ............................................              (245)                --
   Purchases of property, plant and equipment ..............            (3,566)            (8,963)
   Proceeds from sale of property, plant and equipment .....                96                154
                                                                     ---------          ---------
         Net cash used in investing activities .............            (3,715)            (8,809)
                                                                     ---------          ---------
Financing Activities
   Long-term borrowings ....................................                --            112,000
   Repayment of long-term borrowings .......................           (38,000)          (143,000)
   Issuance of common stock ................................             8,595              3,820
   Purchase of treasury stock ..............................            (6,866)           (26,497)
   Issuance of treasury stock ..............................                18                 21
   Dividends paid ..........................................            (2,187)            (1,935)
                                                                     ---------          ---------
         Net cash used in financing activities .............           (38,440)           (55,591)
                                                                     ---------          ---------

   Net increase (decrease) in cash .........................            (2,981)            (1,424)
   Cash and cash equivalents at beginning of year ..........            30,468             22,928
                                                                     ---------          ---------
   Cash and cash equivalents at end of period ..............         $  27,487          $  21,504
                                                                     =========          =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
and Comprehensive Income
-------------------------------------------------------------------------------
(2002 Unaudited)
(in thousands)

                                                                                                   Accumulated
                                                          Additional                                  Other             Total
                                               Common      Paid-In       Retained     Treasury     Comprehensive     Stockholders'
                                                Stock      Capital       Earnings      Stock       Income (Loss)        Equity
                                               ------     ----------     --------     --------     -------------     -------------
Balance at January 1, 2001 ..............      $76,916     $202,222      $568,512     $(294,542)      $(2,105)          $551,003
Common stock issued-
     employee benefit plans .............          177        3,275            --            --            --              3,452
Exercise of stock options
     for cash and by
     surrender of shares ................        1,188        7,311            --        (6,350)           --              2,149
Tax benefit of options exercised ........           --        6,416            --            --            --              6,416
Dividends paid ($0.12 per share) ........           --           --        (7,561)           --            --             (7,561)
Treasury stock repurchase ...............           --           --            --       (83,664)           --            (83,664)
Treasury stock issued ...................           --            5            --            70            --                 75
Comprehensive income, net of tax:
     Net income .........................           --           --        79,684            --            --             79,684
     Foreign currency
         translation adjustment .........           --           --            --            --           (85)               (85)
     Change in net unrealized
         gain (loss) on long-term
         investments, net of
         reclassification adjustments
         (net of tax of $481) ...........           --           --            --            --           897                897
                                                                                                                        --------
Total comprehensive income ..............                                                                                 80,496
                                               -------     --------      --------     ---------       -------           --------
Balance at December 31, 2001 ............       78,281      219,229       640,635      (384,486)       (1,293)           552,366

Common stock issued-
     employee benefit plans .............           33          718            --            --            --                751
Exercise of stock options for cash
     and by surrender of shares .........          957        9,789            --        (5,372)           --              5,374
Tax benefit of options exercised ........           --        6,504            --            --            --              6,504
Dividends paid ($0.035 per share) .......           --           --       (2,187)            --            --             (2,187)
Treasury stock repurchase ...............           --           --            --        (6,866)           --             (6,866)
Treasury stock issued ...................           --            4            --            14            --                 18
Comprehensive income, net of tax:
     Net income .........................           --           --        20,268            --            --             20,268
     Foreign currency
         translation adjustment .........           --           --            --            --          (163)              (163)
                                                                                                                        --------
Total comprehensive income ..............                                                                                 20,105
                                               -------     --------      --------     ---------       -------           --------
Balance at March 31, 2001 ...............      $79,271     $236,244      $658,716     $(396,710)      $(1,456)          $576,065
                                               =======     ========      ========     =========       =======           ========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                       Harte-Hanks, Inc. and Subsidiaries

         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the "Company").

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". The Company does not believe any of its previously recorded intangibles have an indefinite life and such recorded intangibles are amortized over their respective estimated useful lives.

The Company adopted the provisions of SFAS No. 141 on July 1, 2001, and the provisions of SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 141 and 142, the Company evaluated its existing intangible assets and goodwill, and did not find it necessary to make any reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company has also reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and has not found it necessary to make any amortization period adjustments. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 prior to July 1, 2002. Any impairment loss will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the second quarter of 2002.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption.

The Company has identified its reporting units as Customer Relationship Management (CRM), Marketing Services, and Shoppers. The Company is in the process of determining the carrying value of each of these reporting units by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will measured as of January 1, 2002 and be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, January 1, 2002, the Company had unamortized goodwill in the amount of $434.5 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which are subject to the transition provisions of SFAS No. 141 and 142. As of March 31, 2002, the Company had unamortized goodwill in the amount of $434.7 and unamortized identifiable intangible assets were $3.7 million. Amortization expense related to goodwill was $4.1 million for the three months ended March 31, 2001. The Company expects to complete its initial impairment assessment during the second quarter of 2002. Based on its preliminary review, the Company does not expect to record any transitional goodwill impairment upon the completion of its initial impairment assessment.

A reconciliation of the effects of the adoption of Statement No. 142 on net income and basic and diluted earnings per share is presented on the face of the Consolidated Statements of Operations. For the purposes of these footnotes, all 2001 numbers have been restated as if SFAS No. 142 had been adopted for the period.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes both SFAS No. 121 and APB Opinion No. 30, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 as of January 1, 2002 with no material impact on its financial statements.

NOTE C - INCOME TAXES

The Company's quarterly income tax provision of $12.6 million was calculated using an effective income tax rate of approximately 38.3%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2002. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes which are not deductible for federal income tax purposes.

NOTE D - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share is as follows:

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
In thousands, except per share amounts                                     2002             2001
--------------------------------------                                    -------         -------
BASIC EPS
Net Income ........................................................       $20,268         $21,348
                                                                          =======         =======

Weighted-average common shares outstanding
  used in earnings per share computations .........................        62,519          64,660
                                                                          =======         =======

Earnings per common share .........................................       $  0.32         $  0.33
                                                                          =======         =======

DILUTED EPS
Net Income ........................................................       $20,268         $21,348
                                                                          =======         =======

Shares used in diluted earnings per share computations ............        64,220          66,381
                                                                          =======         =======

Earnings per common share .........................................       $  0.32         $  0.32
                                                                          =======         =======

Computation of shares used in earnings per share computations:
Average outstanding common shares .................................        62,519          64,660
Average common equivalent shares -
  dilutive effect of option shares ................................         1,701           1,721
                                                                          -------         -------
Shares used in diluted earnings per share computations ............        64,220          66,381
                                                                          =======         =======

NOTE E - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with operations in two segments - direct and interactive marketing and shoppers.

Information about the Company's operations in different industry segments:

                                                       Three Months Ended March 31
                                                       ---------------------------
In thousands                                             2002               2001
------------                                           ---------          ---------
Operating revenues
     Direct Marketing ........................         $ 136,654          $ 157,793
     Shoppers ................................            78,253             74,327
                                                       ---------          ---------
         Total operating revenues ............         $ 214,907          $ 232,120
                                                       =========          =========
Operating Income
     Direct Marketing ........................         $  20,049          $  24,472
     Shoppers ................................            15,509             13,800
     Corporate Activities ....................            (2,097)            (2,348)
                                                       ---------          ---------
         Total operating income ..............         $  33,461          $  35,924
                                                       =========          =========
Income before income taxes
     Operating income ........................         $  33,461          $  35,924
     Interest expense ........................              (369)              (987)
     Interest income .........................                50                161
     Other, net ..............................              (267)              (472)
                                                       ---------          ---------
         Total income before income taxes ....         $  32,875          $  34,626
                                                       =========          =========

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


For the purposes of the Management's Discussion and Analysis section of this report, all 2001 numbers have been restated as if SFAS No. 142 had been adopted for the period.

RESULTS OF OPERATIONS

Operating results were as follows:

                            THREE MONTHS ENDED
In thousands           MARCH 31, 2002    MARCH 31, 2001    CHANGE
------------           --------------    --------------    ------
Revenues                  $214,907          $232,120        (7.4)%
Operating expenses         181,446           196,196        (7.5)%
                          --------          --------
Operating income          $ 33,461          $ 35,924        (6.9)%
                          ========          ========

Net income                $ 20,268          $ 21,348        (5.1)%
                          ========          ========

Diluted earnings
   per share              $  0.32           $   0.32         0.0%
                          =======           ========

Consolidated revenues declined 7.4% to $214.9 million and operating income declined 6.9% to $33.5 million in the first quarter of 2002 when compared to the first quarter of 2001. Overall operating expenses compared to 2001 decreased 6.9% to $181.4 million.

Net income declined 5.1% to $20.3 million, while diluted earnings per share was flat versus 2001 at 32 cents per share. The net income decline was a result of the decline in operating income, partially offset by $0.5 million lower net interest expense.

DIRECT MARKETING

Direct and interactive marketing operating results were as follows:

                            THREE MONTHS ENDED
In thousands           MARCH 31, 2002    MARCH 31, 2001    CHANGE
------------           --------------    --------------    ------
Revenues                  $136,654          $157,793       (13.4)%
Operating expenses         116,605           133,321       (12.5)%
                          --------          -------
Operating income          $ 20,049          $ 24,472       (18.1)%
                          ========          =======

Direct and interactive marketing revenues decreased $21.1 million, or 13.4%, in the first quarter of 2002 compared to 2001. These results reflect declines in almost all of direct and interactive marketing's vertical markets, including declines in the segment's largest vertical markets, retail, financial services, high-tech/telecom and pharmaceutical/healthcare. Both Customer Relationship Management (CRM) and Marketing Services revenues declined from the prior year. CRM experienced revenue declines in data processing, lead generation, consulting, internet, software and brokered business, partially offset by revenues attributable to the November 2001 acquisition of Sales Support Services, Inc. Marketing Services experienced revenue declines in its personalized direct mail and targeted mail operations, partially offset by increased revenues from its logistics operations.

Operating expenses decreased $16.7 million, or 12.5%, in the first quarter of 2002 compared to 2001. The overall decrease in operating expenses was primarily due to the Company's efforts to manage its cost structure in response to the decline in revenues, as well as reduced variable expenses resulting from lower revenue levels. Labor costs decreased $10.7 million due to lower volumes and staff reductions. Production and distribution costs decreased $3.6 million due primarily to decreased volumes. General and administrative expense decreased

$3.1 million due to decreased employee and professional services expenses. Operating expenses were also impacted by the prior year acquisition noted above.

SHOPPERS

Shopper operating results were as follows:

                            THREE MONTHS ENDED
In thousands           MARCH 31, 2002    MARCH 31, 2001    CHANGE
------------           --------------    --------------    ------
Revenues                  $78,253            $74,327         5.3%
Operating expenses         62,744             60,527         3.7%
                          -------            -------
Operating income          $15,509            $13,800        12.4%
                          =======            =======


Shopper revenues increased $3.9 million, or 5.3%, in the first quarter of 2002 compared to 2001. Revenue increases were the result of improved sales in established markets as well as year-over-year geographic expansions into new neighborhoods, primarily in California. From a product-line perspective, Shoppers had growth in both its in-book products, primarily core sales and real estate related advertising, and its distribution products, primarily pre-printed inserts and 4-color glossy heatset flyers. These increases were partially offset by declines in employment advertising, print-and-deliver and coupon book revenues.

Operating expenses increased $2.2 million, or 3.7%, in the first quarter of 2002 compared to 2001. The increase in operating expenses was primarily due to increases in labor costs of $1.4 million and additional production costs of $0.8 million, including increased postage due to increased volumes and higher postage rates. Partially offsetting these increased operating expenses were decreased paper costs, due to lower rates for both newsprint and job paper, and lower promotion expense.

Other Income and Expense

Other net expense primarily consists of bank charges and stockholders expenses.

Interest Expense/Interest Income

Interest expense decreased $0.6 million in the first quarter of 2002 compared to the same period in 2001 due primarily to lower debt levels and lower interest rates in the first quarter of 2002.

Interest income decreased $0.1 million in the first quarter of 2002 compared to the same period in 2001 due primarily to lower interest rates during the first quarter of 2002.

Income Taxes

The Company's income tax expense decreased $0.7 million in the first quarter of 2002 compared to the first quarter of 2001. This decrease was due primarily to the lower pre-tax income levels. The effective tax rate was 38.3% for the first quarter of 2002 and 2001.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2002 was $39.2 million, compared to $63.0 million for the first three months of 2001. The decrease in 2002 primarily related to first quarter collections of a lower accounts receivable balance at December 31, 2001 than at December 31, 2000. Net cash outflows from investing activities were $3.7 million for the first three months of 2002, compared to $8.8 million for the first three months of 2001. The cash outflow in both years primarily relate to purchases of fixed assets. Net cash outflows from financing activities were $38.4 million in 2002 compared to

$55.6 million in 2001. The difference between cash outflows in 2002 and 2001 is attributable primarily to a larger amount spent for the repurchase of treasury stock in 2001.

Capital resources are available from and provided through the Company's two unsecured credit facilities. These credit facilities, two $100 million variable rate, revolving loan commitments, were put in place on November 4, 1999. All borrowings under the $100 million revolving Three-Year Credit Agreement are to be repaid by November 4, 2002. On October 26, 2001 the Company was granted a 364-day extension to its $100 million revolving 364-Day Credit Agreement. All borrowings under the $100 million revolving 364-Day Credit Agreement are to be repaid by October 25, 2002. As of March 31, 2002, the Company had $193 million of unused borrowing capacity under these two credit facilities. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital expenditures needs for the foreseeable future.

The Company has classified its debt at March 31, 2002 as long-term as it is the Company's intent to refinance all outstanding balances under these credit facilities at the time they expire. The Company believes it will be able to obtain additional credit facilities at comparable amounts and terms based on the Company's financial position and relationships with its existing lenders.


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

Postal Rates - The Company's shoppers and direct and interactive marketing services depend on the United States Postal Service ("USPS") to deliver products. The Company's shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company's shopper business. The present standard postage rates went into effect in the third quarter of 2001 and are expected to increase in the second half of 2002. Future postage rates may also be impacted by the USPS's response to the threats to the postal service that occurred last year. Overall shopper postage costs are expected to grow moderately as a result of this increase as well as anticipated increases in circulation and insert volumes. Postal rates also influence the demand for the Company's direct and interactive marketing services even though the cost of mailings is borne by the Company's customers and is not directly reflected in the Company's revenues or expenses.

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

Interest Rates - Interest rate movements in Europe and the United States can affect the amount of interest the Company pays related to its debt and the amount it earns on cash equivalents. The Company's primary interest rate exposure is to interest rate fluctuations in Europe, specifically EUROLIBOR rates due to their impact on interest related to the Company's two $100 million credit facilities. The Company also has exposure to interest rate fluctuations in the United States, specifically commercial paper and overnight time deposit rates as these affect the Company's earnings on its excess cash.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits. See index to Exhibits on Page 16.

         (b) No Form 8-K has been filed during the three months ended March 31, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  HARTE-HANKS, INC.


        May 14, 2002                           /s/ Jacques D. Kerrest
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

  4(c)        Amendment No. 3 dated October 26, 2001 to 364-Day Credit Agreement
              [$100 million] (filed as Exhibit 4(c) to the Company's Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

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

*10(m)        Agreement between Harte-Hanks, Inc. and Larry Franklin regarding role of Chairman of the Board of Directors of Harte-Hanks, Inc.
              dated as of April 1, 2002.                                               18

*21           Subsidiaries of the Company.                                             22

---------
*Filed herewith