Form 10-Q
period 2002-06-30
HARTE HANKS INC
filed 2002-08-13
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


For the quarterly period ended June 30, 2002
                               -------------


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



                            Yes  X            No
                               -----            -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 92,015,788 shares as of July 31, 2002.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                  June 30, 2002


                                                                            Page
                                                                            ----
Part I.   Financial Information

     Item 1.  Interim Condensed Consolidated Financial
              Statements (Unaudited)

                Condensed Consolidated Balance Sheets - June 30,              3
                2002 and December 31, 2001

                Consolidated Statements of Operations - Three                 4
                months ended June 30, 2002 and 2001

                Consolidated Statements of Operations - Six                   5
                months ended June 30, 2002 and 2001

                Consolidated Statements of Cash Flows - Six                   6
                months ended June 30, 2001 and 2000

                Consolidated Statements of Stockholders' Equity               7
                and Comprehensive Income - Six months ended
                June 30, 2002 and twelve months ended December
                31, 2001

                Notes to Unaudited Condensed Consolidated                     8
                Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial              13
              Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About                 17
              Market Risk

Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders            18

     Item 6.  Exhibits and Reports on Form 8-K                               18

          (a)   Exhibits

          (b)   Reports on Form 8-K

     Signature                                                               19

Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                     (Unaudited)
                                                       June 30,    December 31,
                                                        2002          2001
                                                     -----------   ------------
Assets
  Current assets
    Cash and cash equivalents....................... $    17,023   $     30,468
    Accounts receivable, net........................     134,143        138,409
    Inventory.......................................       5,632          5,835
    Prepaid expenses................................      14,139         13,411
    Current deferred income tax asset...............       8,509          8,378
    Other current assets............................       6,628          6,306
                                                     -----------   ------------
      Total current assets..........................     186,074        202,807

  Property, plant and equipment, net................      99,632        109,428
  Goodwill, net.....................................     437,308        434,458
  Other intangibles, net............................       3,567          3,867
  Other assets......................................      20,519         20,489
                                                     -----------   ------------
      Total assets.................................. $   747,100   $    771,049
                                                     ===========   ============

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable................................ $    44,945   $     42,990
    Accrued payroll and related expenses............      18,928         21,550
    Customer deposits and unearned revenue..........      39,735         38,617
    Income taxes payable............................      11,317         10,531
    Other current liabilities.......................       6,243          8,086
                                                     -----------   ------------
      Total current liabilities.....................     121,168        121,774

  Long-term debt....................................      10,666         48,312
  Other long-term liabilities.......................      52,465         48,597
                                                     -----------   ------------
      Total liabilities.............................     184,299        218,683
                                                     -----------   ------------

  Stockholders' equity
    Common stock, $1 par value, 375,000,000 shares
      authorized.  111,054,347 and 109,352,290
      shares issued at June 30, 2002 and
      December 31, 2001, respectively...............     111,054        109,352
    Additional paid-in capital......................     210,529        188,158
    Accumulated other comprehensive income (loss)...           3         (1,293)
    Retained earnings...............................     680,423        640,635
    Less treasury stock:  18,524,923 and 16,139,795
      shares at cost at June 30, 2002 and
      December 31, 2001, respectively...............    (439,208)      (384,486)
                                                     -----------   ------------
      Total stockholders' equity....................     562,801        552,366
                                                     -----------   ------------
      Total liabilities and stockholders' equity.... $   747,100   $    771,049
                                                     ===========   ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                           2002         2001
                                                         ---------    ---------
Operating revenues ...................................   $ 227,879    $ 228,654
                                                         ---------    ---------
Operating expenses
    Payroll ..........................................      80,123       83,702
    Production and distribution ......................      78,769       75,604
    Advertising, selling, general and administrative .      20,744       20,620
    Depreciation .....................................       8,112        7,994
    Goodwill and intangible amortization .............         150        4,175
                                                         ---------    ---------
                                                           187,898      192,095
                                                         ---------    ---------
Operating income .....................................      39,981       36,559
                                                         ---------    ---------
Other expenses (income)
    Interest expense .................................         222          746
    Interest income ..................................         (71)         (53)
    Other, net .......................................         595        1,139
                                                         ---------    ---------
                                                               746        1,832
                                                         ---------    ---------
Income before income taxes ...........................      39,235       34,727
Income tax expense ...................................      15,145       13,891
                                                         ---------    ---------
Net income ...........................................   $  24,090    $  20,836
                                                         =========    =========
Basic:
    Earnings per common share ........................   $    0.26    $    0.22
                                                         =========    =========
    Weighted-average common shares outstanding .......      93,917       95,208
                                                         =========    =========
Diluted:
    Earnings per common share ........................   $    0.25    $    0.21
                                                         =========    =========
    Weighted-average common and common equivalent
       shares outstanding ............................      96,408       97,593
                                                         =========    =========

A reconciliation of the effects of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on net income and basic and diluted earnings per share is as follows:

Net income ...........................................   $  24,090    $  20,836
Add back:  Goodwill amortization (net
           of tax effect) ............................                    2,958
                                                         ---------    ---------
Adjusted net income ..................................   $  24,090    $  23,794
                                                         =========    =========
Basic earnings per common share:
Net income ...........................................   $    0.26    $    0.22
Add back:  Goodwill amortization (net
           of tax effect) ............................                     0.03
                                                         ---------    ---------
Adjusted net income ..................................   $    0.26    $    0.25
                                                         =========    =========
Diluted earnings per common share:
Net income ...........................................   $    0.25    $    0.21
Add back:  Goodwill amortization (net
           of tax effect) ............................                     0.03
                                                         ---------    ---------
Adjusted net income ..................................   $    0.25    $    0.24
                                                         =========    =========

SFAS No. 142 is described in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements.


See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts)
--------------------------------------------------------------------------------
(Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           2002         2001
                                                         ---------    ---------

Operating revenues ...................................   $ 442,786    $ 460,774
                                                         ---------    ---------
Operating expenses
    Payroll ..........................................     161,528      174,490
    Production and distribution ......................     153,276      152,860
    Advertising, selling, general and administrative..      37,767       40,919
    Depreciation .....................................      16,473       15,697
    Goodwill and intangible amortization .............         300        8,397
                                                         ---------    ---------
                                                           369,344      392,363
                                                         ---------    ---------
Operating income .....................................      73,442       68,411
                                                         ---------    ---------
Other expenses (income)
    Interest expense .................................         591        1,733
    Interest income ..................................        (121)        (214)
    Other, net .......................................         862        1,611
                                                         ---------    ---------
                                                             1,332        3,130
                                                         ---------    ---------
Income before income taxes ...........................      72,110       65,281
Income tax expense ...................................      27,752       26,082
                                                         ---------    ---------
Net income ...........................................   $  44,358    $  39,199
                                                         =========    =========
Basic:
    Earnings per common share ........................   $    0.47    $    0.41
                                                         =========    =========
    Weighted-average common shares outstanding .......      93,845       96,099
                                                         =========    =========
Diluted:
    Earnings per common share ........................   $    0.46    $    0.40
                                                         =========    =========
    Weighted-average common and common equivalent
       shares outstanding ............................      96,367       98,583
                                                         =========    =========

A reconciliation of the effects of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on net income and basic and diluted earnings per share is as follows:

Net income ...........................................   $  44,358    $  39,199
Add back:  Goodwill amortization (net
           of tax effect) ............................                    5,943
                                                         ---------    ---------
Adjusted net income ..................................   $  44,358    $  45,142
                                                         =========    =========
Basic earnings per common share:
Net income ...........................................   $    0.47    $    0.41
Add back:  Goodwill amortization (net
           of tax effect) ............................                     0.06
                                                         ---------    ---------
Adjusted net income ..................................   $    0.47    $    0.47
                                                         =========    =========
Diluted earnings per common share:
Net income ...........................................   $    0.46    $    0.40
Add back:  Goodwill amortization (net
           of tax effect) ............................                     0.06
                                                         ---------    ---------
Adjusted net income ..................................   $    0.46    $    0.46
                                                         =========    =========

SFAS No. 142 is described in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements.


See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                         2002           2001
                                                                      ----------     ----------
Operating Activities
   Net income ......................................................  $   44,358     $   39,199
   Adjustments to reconcile net income to cash provided
      by operating activities:
      Depreciation .................................................      16,473         15,697
      Goodwill and intangible amortization .........................         300          8,397
      Amortization of option-related compensation ..................          50            109
      Deferred income taxes ........................................       4,228          2,943
      Other, net ...................................................         139          1,870
   Changes in operating assets and liabilities, net of acquisitions:
     Decrease in accounts receivable, net ..........................       4,266         34,181
      Decrease in inventory ........................................         203            259
      Increase in prepaid expenses and other current
         assets ....................................................      (1,050)          (198)
      Increase (decrease) in accounts payable ......................       1,955         (9,902)
      Increase (decrease) in other accrued expenses
         and other current liabilities .............................       2,131         (9,794)
      Other, net ...................................................       1,973           (536)
                                                                       ---------     ----------
         Net cash provided by operating activities .................      75,026         82,225
                                                                       ---------     ----------
Investing Activities
   Acquisitions ....................................................      (2,791)          (453)
   Purchases of property, plant and equipment ......................      (6,520)       (18,811)
   Proceeds from sale of property, plant and equipment .............         162            335
                                                                       ---------     ----------
         Net cash used in investing activities .....................      (9,149)       (18,929)
                                                                       ---------     ----------
Financing Activities
   Long-term borrowings ............................................       7,000        223,000
   Repayment of long-term borrowings ...............................     (45,000)      (245,000)
   Issuance of common stock ........................................      10,872          6,355
   Purchase of treasury stock ......................................     (47,671)       (49,266)
   Issuance of treasury stock ......................................          47             39
   Dividends paid ..................................................      (4,570)        (3,838)
                                                                       ---------     ----------
         Net cash used in financing
           activities ..............................................     (79,322)       (68,710)
                                                                       ---------     ----------

   Net decrease in cash ............................................     (13,445)        (5,414)
   Cash and cash equivalents at beginning of year ..................      30,468         22,928
                                                                       ---------     ----------
   Cash and cash equivalents at end of period ......................   $  17,023      $  17,514
                                                                       =========     ==========


See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(in thousands)
--------------------------------------------------------------------------------
(2002 Unaudited)

                                                                                   Accumulated
                                               Additional                             Other           Total
                                     Common     Paid-In     Retained    Treasury   Comprehensive   Stockholders'
                                      Stock     Capital     Earnings     Stock     Income (Loss)      Equity
                                   ---------   ----------   --------   ---------   -------------   -------------
Balance at January 1, 2001........ $ 109,259   $  169,879   $568,512   $(294,542)    $  (2,105)      $ 551,003
Common stock issued-
     employee benefit plans.......       266        3,187         --          --            --           3,452
Exercise of stock options
     for cash and by
     surrender of shares..........     1,782        6,716         --      (6,350)           --           2,149
Tax benefit of options
     exercised....................        --        6,416         --          --            --           6,416
Dividends paid ($0.08 per
     share).......................        --           --     (7,561)         --            --          (7,561)
Treasury stock repurchase.........    (1,955)       1,955         --     (83,664)           --         (83,664)
Treasury stock issued.............        --            5         --          70            --              75
Comprehensive income, net of
     tax:
     Net income...................        --           --     79,684          --            --          79,684
     Foreign currency
         translation adjustment...        --           --         --          --           (85)            (85)
     Change in net unrealized
         gain (loss) on
         long-term investments,
         net of reclassification
         adjustments (net of
         tax of $481).............        --           --         --          --           897             897
                                                                                                     ---------
Total comprehensive income........                                                                      80,496
                                   ---------   ----------   --------   ---------     ---------       ---------
Balance at December 31, 2001......   109,352      188,158    640,635    (384,486)       (1,293)        552,366

Common stock issued-
     employee benefit plans.......        95        1,501         --          --            --           1,596
Exercise of stock options
     for cash and by
     surrender of shares..........     1,908       11,642         --      (7,085)           --           6,465
Tax benefit of options
     exercised....................        --        8,914         --          --            --           8,914
Dividends paid ($0.05 per
     share).......................        --           --     (4,570)         --            --          (4,570)
Treasury stock repurchase.........      (301)         301         --     (47,671)           --         (47,671)
Treasury stock issued.............        --           13         --          34            --              47
Comprehensive income, net of
     tax:
     Net income...................        --           --     44,358          --            --          44,358
     Foreign currency
         translation adjustment...        --           --         --          --         1,296           1,296
                                                                                                     ---------
Total comprehensive income........                                                                      45,654
                                   ---------   ----------   --------   ---------     ---------       ---------
Balance at June 30, 2002.......... $ 111,054   $  210,529   $680,423   $(439,208)    $       3       $ 562,801
                                   =========   ==========   ========   =========     =========       =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                       Harte-Hanks, Inc. and Subsidiaries

         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the "Company").

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

The Company adopted the provisions of SFAS No. 141 on July 1, 2001, and the provisions of SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 141 and 142, the Company evaluated its existing intangible assets and goodwill, and did not find it necessary to make any reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and did not find it necessary to make any amortization period adjustments. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 prior to July 1, 2002.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. The Company identified its reporting units as Customer Relationship Management

(CRM), Marketing Services, and Shoppers, and determined the carrying value of each of these reporting units by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has also estimated the fair value of each of its reporting units using both discounted cash flows and cash flow multiple models. In both of these models, the estimated fair value of each of the reporting units exceeded its carrying amount, indicating that the reporting unit's goodwill and intangibles were not impaired as of the date of adoption. Therefore it was not necessary to perform the second step of the transitional impairment test. Had this second step been necessary, it would have involved comparing the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. Any transitional impairment loss would have been measured as of January 1, 2002 and would have been recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, January 1, 2002, the Company had unamortized goodwill in the amount of $434.5 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which were subject to the transition provisions of SFAS No. 141 and 142. As of June 30, 2002, the Company had unamortized goodwill in the amount of $437.3 and unamortized identifiable intangible assets were $3.6 million. Amortization expense related to goodwill was $4.0 million and $8.1 for the three months and six months ended June 30, 2001, respectively.

A reconciliation of the effects of the adoption of Statement No. 142 on net income and basic and diluted earnings per share is presented on the face of the Consolidated Statements of Operations. For the purposes of these footnotes, all 2001 numbers have been restated as if SFAS No. 142 had been adopted for the period.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company adopted SFAS No. 145 on May 16, 2002 with no material impact on its financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred and can be measured at fair value. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", which required liability recognition for an exit cost when a company committed to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 as of January 1, 2003.

At this time the Company does not believe that the adoption of SFAS No. 146 will have a material impact on its financial statements.


NOTE C - INCOME TAXES

The Company's quarterly income tax provision of $15.1 million was calculated using an effective income tax rate of approximately 38.6%. The Company's six month income tax provision of $27.8 million, was calculated using an effective income tax rate of approximately 38.5%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2002. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes which are not deductible for federal income tax purposes.

NOTE D - STOCK SPLIT

In May 2002, the Company effected a three-for-two stock split in the form of a 50% stock dividend payable to holders of record on May 20, 2002. All share, per share and average share information in the Consolidated Financial Statements and the Notes thereto have been restated to reflect the stock split.

NOTE E - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

                                                    Three Months Ended June 30,
                                                    ---------------------------
In thousands, except per share amounts                 2002             2001
--------------------------------------              ----------       ----------
BASIC EPS
Net Income......................................... $   24,090       $   23,794
                                                    ==========       ==========
Weighted-average common shares outstanding
  used in earnings per share computations..........     93,917           95,208
                                                    ==========       ==========
Earnings per common share.......................... $     0.26       $     0.25
                                                    ==========       ==========
DILUTED EPS
Net Income......................................... $   24,090       $   23,794
                                                    ==========       ==========
Shares used in diluted earnings per share
  computations.....................................     96,408           97,593
                                                    ==========       ==========
Earnings per common share.......................... $     0.25       $     0.24
                                                    ==========       ==========
Computation of shares used in earnings per share
  computations:
Average outstanding common shares..................     93,917           95,208
Average common equivalent shares -
  dilutive effect of option shares.................      2,491            2,385
                                                    ----------       ----------
Shares used in diluted earnings per share
  computations.....................................     96,408           97,593
                                                    ==========       ==========

                                                     Six Months Ended June 30,
                                                    ---------------------------
In thousands, except per share amounts                 2002             2001
--------------------------------------              ----------       ----------
BASIC EPS
Net Income......................................... $   44,358       $   45,142
                                                    ==========       ==========
Weighted-average common shares outstanding
  used in earnings per share computations..........     93,845           96,099
                                                    ==========       ==========
Earnings per common share.......................... $     0.47       $     0.47
                                                    ==========       ==========
DILUTED EPS
Net Income......................................... $   44,358       $   45,142
                                                    ==========       ==========
Shares used in diluted earnings per share
  computations.....................................     96,367           98,583
                                                    ==========       ==========
Earnings per common share.......................... $     0.46       $     0.46
                                                    ==========       ==========
Computation of shares used in earnings per share
  computations:
Average outstanding common shares..................     93,845           96,099
Average common equivalent shares -
  dilutive effect of option shares.................      2,522            2,484
                                                    ----------       ----------
Shares used diluted in earnings per share
  computations.....................................     96,367           98,583
                                                    ==========       ==========

NOTE F - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with operations in two segments - direct and interactive marketing and shoppers.

Information about the Company's operations in different business segments:

                                                    Three Months Ended June 30,
                                                    ---------------------------
In thousands                                           2002             2001
------------                                        ----------       ----------
Operating revenues
     Direct Marketing.............................. $  141,899       $  147,754
     Shoppers......................................     85,980           80,900
                                                    ----------       -----------
         Total operating revenues.................. $  227,879       $  228,654
                                                    ==========       ===========
Operating Income
     Direct Marketing.............................. $   22,112       $   24,345
     Shoppers......................................     20,041           18,450
     Corporate Activities..........................     (2,172)          (2,211)
                                                    ----------       -----------
         Total operating income.................... $   39,981       $   40,584
                                                    ==========       ===========
Income before income taxes
     Operating income.............................. $   39,981       $   40,584
     Interest expense..............................       (222)            (746)
     Interest income...............................         71               53
     Other, net....................................       (595)          (1,139)
                                                    ----------       -----------
         Total income before income taxes.......... $   39,235       $   38,752
                                                    ==========       ===========


                                                     Six Months Ended June 30,
                                                    ---------------------------
In thousands                                           2002             2001
------------                                        ----------       ----------
Operating revenues
     Direct Marketing.............................. $  278,553       $  305,547
     Shoppers......................................    164,233          155,227
                                                    ----------       ----------
         Total operating revenues.................. $  442,786       $  460,774
                                                    ==========       ==========

Operating Income
     Direct Marketing.............................. $   42,161       $   48,817
     Shoppers......................................     35,550           32,250
     Corporate Activities..........................     (4,269)          (4,559)
                                                    ----------       ----------
         Total operating income.................... $   73,442       $   76,508
                                                    ==========       ==========

Income before income taxes
     Operating income.............................. $   73,442       $   76,508
     Interest expense..............................       (591)          (1,733)
     Interest income ..............................        121              214
     Other, net....................................       (862)          (1,611)
                                                    ----------       ----------
         Total income before income taxes.......... $   72,110       $   73,378
                                                    ==========       ==========

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

For the purposes of the Management's Discussion and Analysis section of this report, all 2001 numbers have been restated as if SFAS No. 142 had been adopted for the period.

RESULTS OF OPERATIONS

Operating results were as follows:

                                        THREE MONTHS ENDED                               SIX MONTHS ENDED
                              ----------------------------------------      -----------------------------------------
In thousands                  JUNE 30, 2002     JUNE 30, 2001   CHANGE      JUNE 30, 2002     JUNE 30, 2001    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------
Revenues.................     $   227,879        $  228,654       -0.3%     $   442,786         $  460,774      -3.9%
Operating expenses.......         187,898           188,070       -0.1%         369,344            384,266      -3.9%
                              -----------        ----------                 -----------         ----------
Operating income.........     $    39,981        $   40,584       -1.5%     $    73,442         $   76,508      -4.0%
                              ===========        ==========                 ===========         ==========
Net income...............     $    24,090        $   23,794        1.2%     $    44,358         $   45,142      -1.7%
                              ===========        ==========                 ===========         ==========
Diluted earnings
   per share.............     $      0.25        $     0.24        4.2%     $      0.46         $     0.46       0.0%
                              ===========        ==========                 ===========         ==========

Consolidated revenues declined 0.3% to $227.9 million and operating income declined 1.5% to $40.0 million in the second quarter of 2002 when compared to the second quarter of 2001. Overall operating expenses compared to 2001 decreased 0.1% to $187.9 million.

Net income increased 1.2% to $24.1 million in the second quarter of 2002 when compared to the second quarter of 2001. Diluted earnings per share grew 4.2% to 25 cents per share, compared to 24 cents per share. The net income increase resulted from $0.5 million in lower net interest expense and a $0.5 million decrease in other non-operating expenses offsetting the 1.5% decline in operating income.

DIRECT MARKETING

Direct and interactive marketing operating results were as follows:

                                        THREE MONTHS ENDED                               SIX MONTHS ENDED
                              ----------------------------------------      -----------------------------------------
In thousands                  JUNE 30, 2002     JUNE 30, 2001   CHANGE      JUNE 30, 2002     JUNE 30, 2001    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------
Revenues.................     $   141,899        $  147,754      -4.0%      $   278,553         $  305,547      -8.8%
Operating expenses.......         119,787           123,409      -2.9%          236,392            256,730      -7.9%
                              -----------        ----------                 -----------         ----------
Operating income.........     $    22,112        $   24,345      -9.2%      $    42,161         $   48,817     -13.6%
                              ===========        ==========                 ===========         ==========

Direct and interactive marketing revenues decreased $5.6 million, or 4.0%, in the second quarter of 2002 compared to 2001. These results reflect declines in the financial services and pharmaceutical/healthcare industry sectors. Partially offsetting these results were increased revenues from the high-tech/telecom industry sector and the retail sector, direct and interactive marketing's largest vertical market. The segment's select markets group also had increased revenues, primarily from the automotive sector, that were attributable to the November 2001 acquisition of Sales Support Services, Inc. Both Customer Relationship Management (CRM) and Marketing Services revenues declined from the prior year. CRM experienced revenue declines in internet services, data processing, lead generation and agency business partially offset by increased revenues from software sales and fulfillment services and revenues attributable to the acquisition noted above. Marketing Services experienced revenue declines in its targeted mail and telesales businesses, partially offset by increased revenues from its logistics and print operations.

Operating expenses decreased $3.6 million, or 2.9%, in the second quarter of
2002
compared to 2001. The overall decrease in operating expenses was primarily due to the Company's efforts to manage its cost structure in response to the decline in revenues, as well as reduced variable expenses resulting from lower revenue levels. Partially offsetting this decrease were increased operating expenses related to the prior year acquisition noted above. Labor costs decreased $5.5 million due to lower volumes and staff reductions. Production and distribution costs increased $2.2 million, primarily due to increased logistics costs, partially offset by decreased volumes. General and administrative expense decreased $0.4 million due to decreased professional services expenses.

Direct and interactive marketing revenues decreased $27.0 million, or 8.8%, in the first six months of 2002 compared to the first six months of 2001. Both CRM and Marketing Services revenues declined from the prior year. These results reflect declines in almost all of direct and interactive marketing's vertical markets, including declines in the segment's largest vertical markets, retail, financial services, high-tech/telecom and pharmaceutical/healthcare. These revenue declines were partially offset by increased revenues from the segment's select markets group, primarily the automotive sector, and revenues attributable to the November 2001 acquisition of Sales Support Services, Inc.

Operating expenses decreased $20.3 million, or 7.9%, in the first half of 2002 compared to the first half of 2001. The overall decrease in operating expenses was primarily due to the Company's efforts to manage its cost structure in response to the decline in revenues, as well as reduced variable expenses resulting from lower revenue levels. Partially offsetting this decrease were increased operating expenses related to the prior year acquisition noted above. Labor costs decreased $16.2 million due to lower volumes and staff reductions. Production and distribution costs decreased $1.4 million due primarily to decreased volumes, partially offset by increased logistics costs. General and administrative expense decreased $3.5 million due to decreased employee and professional services expenses.

SHOPPERS

Shopper operating results were as follows:

                                        THREE MONTHS ENDED                               SIX MONTHS ENDED
                              ----------------------------------------      -----------------------------------------
In thousands                  JUNE 30, 2002     JUNE 30, 2001   CHANGE      JUNE 30, 2002     JUNE 30, 2001    CHANGE
------------                  -------------     -------------   ------      -------------     -------------    ------
Revenues.................     $    85,980        $   80,900       6.3%      $   164,233         $  155,227       5.8%
Operating expenses.......          65,939            62,450       5.6%          128,683            122,977       4.6%
                              -----------        ----------                 -----------         ----------
Operating income.........     $    20,041        $   18,450       8.6%      $    35,550         $   32,250      10.2%
                              ===========        ==========                 ===========         ==========

Shopper revenues increased $5.1 million, or 6.3%, in the second quarter of 2002 compared to 2001. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods, primarily in California. From a product-line perspective, Shoppers had growth in both its in-book products, primarily core, real estate and automotive related advertising, and its distribution products, primarily 4-color glossy heatset flyers. These increases were partially offset by declines in employment advertising and coupon book.

Operating expenses increased $3.5 million, or 5.6%, in the second quarter of 2002 compared to 2001. Labor costs increased $1.8 million during the quarter due to higher volumes. Production costs increased $1.0 million, including additional postage of $1.3 million due to increased volumes and higher postage rates. General and administrative costs increased $0.7 million due to increased promotion and facilities costs. Partially offsetting these increased operating expenses were decreased paper costs due to lower rates for both newsprint and job paper.

Shopper revenues increased $9.0 million, or 5.8%, in the first six months of 2002 compared to the first six months of 2001. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods, primarily in California. From a product-line perspective, Shoppers had growth in both its in-book products, primarily core, real estate and automotive related advertising, and its distribution products, primarily 4-color glossy heatset flyers and preprinted inserts. These increases were partially offset by declines in employment advertising and coupon book.

Operating expenses increased $5.7 million, or 4.6%, in the first half of 2002 compared to the first half of 2001. Labor costs increased $3.3 million during the quarter due to higher volumes. Production costs increased $1.8 million, including additional postage of $2.2 million due to increased volumes and higher postage rates. General and administrative costs increased $0.6 million due to increased insurance and facilities costs. Partially offsetting these increased operating expenses were decreased paper costs due to lower rates for both newsprint and job paper.

Other Income and Expense
------------------------

Other net expense for the second quarter and first half of 2002 primarily consists of bank charges and stockholders expenses. In the second quarter and first half of 2001 the Company recorded losses of approximately $1.2 million and $1.7 million, respectively, on the write-down of investments. The Company sold all of its remaining equity investments in the fourth quarter of 2001 and has not held any such investments during 2002.

Interest Expense/Interest Income
--------------------------------

Interest expense decreased $0.5 million in the second quarter of 2002 and $1.1 million in the first six months of 2002 over the same periods in 2001. The increase was due primarily to higher debt levels and higher interest rates in the first half of 2001.

Interest income was flat in the second quarter of 2001 and increased $0.1 million in the first six months of 2002 compared to the same periods in 2001. These results were due to larger cash and investment balances partially offset by lower interest rates in the first half of 2002.

Income Taxes
------------

The Company's income tax expense increased $0.2 million in the second quarter of 2002 and decreased $0.5 million in the first half of 2002 compared to the same periods in 2001. These changes were due primarily to the changes in pre-tax income levels. The effective tax rate was 38.6% for the second quarters of both 2002 and 2001. The effective tax rate was 38.5% for the first six months of both 2002 and 2001.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the six months ended June 30, 2002 was $75.0 million, compared to $82.2 million for the six months ended June 30, 2001. The decrease in 2002 primarily relates to collections of a lower accounts receivable balance at December 31, 2001 than at December 31, 2000. Net cash outflows from investing activities were $9.1 million for the first six months of 2002 compared to net cash outflows of $18.9 million for the first six months of 2001. The decrease in 2002 primarily relates to lower capital expenditures in 2002 than in 2001. Net cash outflows from financing activities were $79.3 million in 2002 compared to net cash outflows of $68.7 million in 2001. The cash outflows in 2002 and 2001 are attributable primarily to the repurchase of the Company's stock and net repayments of borrowings.

Capital resources are available from and provided through the Company's two unsecured credit facilities. These credit facilities, two $100 million variable rate, revolving loan commitments, were put in place on November 4, 1999. All borrowings under the $100 million revolving Three-Year Credit Agreement are to be repaid by November 4, 2002. On October 26, 2001 the Company was granted a 364-day extension to its $100 million revolving 364-Day Credit Agreement. All borrowings under the $100 million revolving 364-Day Credit Agreement are to be repaid by October 25, 2002. As of June 30, 2002, the Company had $193 million of unused borrowing capacity under these two credit facilities. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital expenditures needs for the foreseeable future.

The Company has classified its debt at June 30, 2002 as long-term as it is the Company's intent to refinance all outstanding balances under these credit facilities at the time they expire. The Company believes it will be able to obtain additional credit facilities at comparable amounts and terms based on the Company's financial position and relationships with its existing lenders.

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

Qualified Personnel -- The Company believes that its future prospects will depend in large part upon its ability to attract, train and retain highly skilled technical, client services and administrative personnel. While dependent on employment levels and general economic conditions, qualified personnel historically have been in great demand and from time to time and in the foreseeable future will likely remain a limited resource.

Postal Rates -- The Company's shoppers and direct and interactive marketing services depend on the United States Postal Service ("USPS") to deliver products. The Company's shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company's shopper business. Standard postage rates increased at the beginning of the third quarter of 2002. Future postage rates may also be impacted by the USPS's response to the threats to the postal service that occurred last year. Overall shopper postage costs are expected to grow moderately as a result of this increase as well as anticipated increases in circulation and insert volumes. Postal rates also influence the demand for the Company's direct and interactive marketing services even though the cost of mailings is borne by the Company's customers and is not directly reflected in the Company's revenues or expenses.

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

Interest Rates -- Interest rate movements in Europe and the United States can affect the amount of interest the Company pays related to its debt and the amount it earns on cash equivalents. The Company's primary interest rate exposure is to interest rate fluctuations in Europe, specifically EUROLIBOR rates due to their impact on interest related to the Company's two $100 million credit facilities. The Company also has exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates as these affect the Company's earnings on its excess cash.

3.   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

The Company's earnings are affected by changes in short-term interest rates as a result of its revolving credit agreements, which bear interest at floating rates. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of June 30, 2002. The Company does not use derivative financial instruments in its operations.

The Company's earnings are also affected by fluctuations in foreign exchange rates as a result of its operations in foreign countries. Due to the level of operations in foreign countries, the impact of fluctuations in foreign exchange rates is not significant to the Company's overall earnings.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 7, 2002. At the meeting the stockholders were requested to vote on the following:

a) To elect Houston H. Harte and Richard M. Hochhauser as Class III directors for a three-year term. The result of the vote was as follows:

                                              For                   Withheld
                                           ----------              ---------
     Houston H. Harte                      54,157,000                507,918
     Richard M. Hochhauser                 48,976,824              5,688,094

     The names of each director whose term of office continued are: David L. Copeland, Dr. Peter T. Flawn, Larry Franklin, Christopher M. Harte, James
     L. Johnson and William K. Gayden.

b) To approve an amendment to the Company's 1994 Employee Stock Purchase Plan that increases by two million the number of shares of common stock that may be issued under the plan. The result of the vote was as follows:

         For              Against           Abstain
     ----------          ---------          -------
     53,470,826          1,157,992          36,100


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits. See index to Exhibits on Page 20.

         (b)  No Form 8-K was filed during the three months ended June 30, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                             HARTE-HANKS, INC.



      August 13, 2002                     /s/  Jacques D. Kerrest
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

Exhibit
  No.                       Description of Exhibit                      Page No.
------- --------------------------------------------------------------- --------
10(c)   Severance Agreement between Harte-Hanks, Inc. and Larry
        Franklin, dated as of December 15, 2000 (filed as Exhibit
        10(c) to the Company's Form 10-K for the year ended December
        31, 2000 and incorporated by reference herein).

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

10(m) Agreement between Harte-Hanks, Inc. and Larry Franklin regarding role of Chairman of the Board of Directors of Harte-Hanks, Inc. dated as of April 1, 2002 (filed as Exhibit
        10(m) to the Company's Form 10-Q for the three months ended
        March 31, 2002 and incorporated by reference herein).

Exhibit
  No.                       Description of Exhibit                      Page No.
------- --------------------------------------------------------------- --------
*21     Subsidiaries of the Company.                                       23

*99(a)  Certification of Chief Executive Officer pursuant to 18 U.S.C      24
        Section 1350, as adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

*99(b)  Certification of Chief Financial Officer pursuant to 18 U.S.C      25
        Section 1350, as adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

--------------
*Filed herewith