Form 10-Q
period 2002-09-30
HARTE HANKS INC
filed 2002-11-13
CIK 45919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934



For the quarterly period ended September 30, 2002
                               ------------------


         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-7120
                       ------



                                HARTE-HANKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              74-1677284
 ------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


        200 Concord Plaza Drive, San Antonio, Texas               78216
        ------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value, 91,027,202 shares as of October 31, 2002.

                       HARTE-HANKS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               September 30, 2002


                                                                              Page
                                                                              ----
Part I. Financial Information

        Item 1.  Interim Condensed Consolidated Financial
                 Statements (Unaudited)

                   Condensed Consolidated Balance Sheets -                     3
                   September 30, 2002 and December 31, 2001

                   Consolidated Statements of Operations - Three               4
                   months ended September 30, 2002 and 2001

                   Consolidated Statements of Operations - Nine                5
                   months ended September 30, 2002 and 2001

                   Consolidated Statements of Cash Flows - Nine                6
                   months ended September 30, 2001 and 2000

                   Consolidated Statements of Stockholders' Equity             7
                   and Comprehensive Income - Nine months ended
                   September 30, 2002 and twelve months ended
                   December 31, 2001

                   Notes to Unaudited Condensed Consolidated                   8
                   Financial Statements

        Item 2.  Management's Discussion and Analysis of Financial            12
                 Condition and Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures About               16
                 Market Risk

        Item 4.  Controls and Procedures                                      17

Part II. Other Information

        Item 6.  Exhibits and Reports on Form 8-K                             17

                 (a)  Exhibits

                 (b)  Reports on Form 8-K

        Signature                                                             18

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)


Harte-Hanks, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (in thousands, except share amounts)

                                                              (Unaudited)
                                                              September 30,     December 31,
                                                                  2002              2001
                                                             --------------    --------------
Assets
    Current assets
       Cash and cash equivalents .........................   $       20,130    $       30,468
       Accounts receivable, net ..........................          138,801           138,409
       Inventory .........................................            5,144             5,835
       Prepaid expenses ..................................           13,896            13,411
       Current deferred income tax asset .................            8,288             8,378
       Other current assets ..............................            6,940             6,306
                                                             --------------    --------------
          Total current assets ...........................          193,199           202,807

    Property, plant and equipment, net ...................           96,780           109,428
    Goodwill, net ........................................          436,776           434,458
    Other intangibles, net ...............................            3,417             3,867
    Other assets .........................................           20,046            20,489
                                                             --------------    --------------
          Total assets ...................................   $      750,218    $      771,049
                                                             ==============    ==============


Liabilities and Stockholders' Equity
    Current liabilities
       Accounts payable ..................................   $       48,268    $       42,990
       Accrued payroll and related expenses ..............           20,589            21,550
       Customer deposits and unearned revenue ............           36,297            38,617
       Income taxes payable ..............................           11,556            10,531
       Other current liabilities .........................            7,054             8,086
                                                             --------------    --------------
          Total current liabilities ......................          123,764           121,774

    Long-term debt .......................................           10,673            48,312
    Other long-term liabilities ..........................           54,008            48,597
                                                             --------------    --------------
          Total liabilities ..............................          188,445           218,683
                                                             --------------    --------------

    Stockholders' equity
       Common stock, $1 par value, 375,000,000 shares
          authorized 111,421,754 and 109,352,290 shares
          issued at September 30, 2002 and December 31,
          2001, respectively .............................          111,422           109,352
       Additional paid-in capital ........................          213,384           188,158
       Accumulated other comprehensive income (loss) .....               51            (1,293)
       Retained earnings .................................          700,309           640,635
       Less treasury stock: 19,787,874 and 16,139,795
          shares at cost at September 30, 2002 and
          December 31, 2001, respectively ................         (463,393)         (384,486)
                                                             --------------    --------------
          Total stockholders' equity .....................          561,773           552,366
                                                             --------------    --------------
          Total liabilities and stockholders' equity .....   $      750,218    $      771,049
                                                             ==============    ==============



See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts) (Unaudited)

                                                                                  Three Months Ended September 30,
                                                                                  --------------------------------
                                                                                        2002           2001
                                                                                     -----------    -----------
Operating revenues ...............................................................   $   226,466    $   224,130
                                                                                     -----------    -----------
Operating expenses
         Payroll .................................................................        80,123         79,232
         Production and distribution .............................................        82,944         77,489
         Advertising, selling, general and administrative ........................        18,744         19,059
         Depreciation ............................................................         7,849          8,072
         Goodwill and intangible amortization ....................................           150          4,232
                                                                                     -----------    -----------
                                                                                         189,810        188,084
                                                                                     -----------    -----------
Operating income .................................................................        36,656         36,046
                                                                                     -----------    -----------
Other expenses (income)
         Interest expense ........................................................           285            637
         Interest income .........................................................           (37)           (57)
         Other, net ..............................................................           505          2,303
                                                                                     -----------    -----------
                                                                                             753          2,883
                                                                                     -----------    -----------
Income before income taxes .......................................................        35,903         33,163
Income tax expense ...............................................................        13,715         13,250
                                                                                     -----------    -----------
Net income .......................................................................   $    22,188    $    19,913
                                                                                     ===========    ===========

Basic:
         Earnings per common share ...............................................   $      0.24    $      0.21
                                                                                     ===========    ===========

         Weighted-average common shares outstanding ..............................        92,115         93,900
                                                                                     ===========    ===========

Diluted:
         Earnings per common share ...............................................   $      0.24    $      0.21
                                                                                     ===========    ===========

         Weighted-average common and common equivalent
           shares outstanding ....................................................        94,163         96,033
                                                                                     ===========    ===========

A reconciliation of the effects of the adoption of Statement of Financial
Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on net income and basic and diluted earnings per share is as follows:


Net income .......................................................................   $    22,188    $    19,913
Add back:  Goodwill amortization (net
           of tax effect) ........................................................                        3,004
                                                                                     -----------    -----------
Adjusted net income ..............................................................   $    22,188    $    22,917
                                                                                     ===========    ===========

Basic earnings per common share:
Net income .......................................................................   $      0.24    $      0.21
Add back:  Goodwill amortization (net
           of tax effect) ........................................................                         0.03
                                                                                     -----------    -----------
Adjusted net income ..............................................................   $      0.24    $      0.24
                                                                                     ===========    ===========

Diluted earnings per common share:
Net income .......................................................................   $      0.24    $      0.21
Add back:  Goodwill amortization (net
           of tax effect) ........................................................                         0.03
                                                                                     -----------    -----------
Adjusted net income ..............................................................   $      0.24    $      0.24
                                                                                     ===========    ===========

SFAS No. 142 is described in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements.


See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Operations (in thousands, except per share amounts) (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                     --------------------------------
                                                                                         2002               2001
                                                                                     --------------    --------------
Operating revenues ...............................................................   $      669,252    $      684,904
                                                                                     --------------    --------------
Operating expenses
         Payroll .................................................................          241,651           253,722
         Production and distribution .............................................          236,220           230,349
         Advertising, selling, general and administrative ........................           56,511            59,978
         Depreciation ............................................................           24,322            23,769
         Goodwill and intangible amortization ....................................              450            12,629
                                                                                     --------------    --------------
                                                                                            559,154           580,447
                                                                                     --------------    --------------
Operating income .................................................................          110,098           104,457
                                                                                     --------------    --------------
Other expenses (income)
         Interest expense ........................................................              876             2,370
         Interest income .........................................................             (158)             (271)
         Other, net ..............................................................            1,367             3,914
                                                                                     --------------    --------------
                                                                                              2,085             6,013
                                                                                     --------------    --------------
Income before income taxes .......................................................          108,013            98,444
Income tax expense ...............................................................           41,467            39,332
                                                                                     --------------    --------------
Net income .......................................................................   $       66,546    $       59,112
                                                                                     ==============    ==============

Basic:
         Earnings per common share ...............................................   $         0.71    $         0.62
                                                                                     ==============    ==============

         Weighted-average common shares outstanding ..............................           93,270            95,366
                                                                                     ==============    ==============

Diluted:
         Earnings per common share ...............................................   $         0.70    $         0.60
                                                                                     ==============    ==============

         Weighted-average common and common equivalent
           shares outstanding ....................................................           95,634            97,733
                                                                                     ==============    ==============

A reconciliation of the effects of the adoption of Statement of Financial
Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on net income and basic and diluted earnings per share is as follows:

Net income .......................................................................   $       66,546    $       59,112
Add back: Goodwill amortization (net
          of tax effect) .........................................................                              8,946
                                                                                     --------------    --------------
Adjusted net income ..............................................................   $       66,546    $       68,058
                                                                                     ==============    ==============

Basic earnings per common share:
Net income .......................................................................   $         0.71    $         0.62
Add back: Goodwill amortization (net
          of tax effect) .........................................................                               0.09
                                                                                     --------------    --------------
Adjusted net income ..............................................................   $         0.71    $         0.71
                                                                                     ==============    ==============

Diluted earnings per common share:
Net income .......................................................................   $         0.70    $         0.60
Add back: Goodwill amortization (net
          of tax effect) .........................................................                               0.09
                                                                                     --------------    --------------
Adjusted net income ..............................................................   $         0.70    $         0.70
                                                                                     ==============    ==============


SFAS No. 142 is described in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

                                                                          Nine Months Ended September 30,
                                                                          ------------------------------
                                                                               2002             2001
                                                                          -------------    -------------
Operating Activities
   Net income .........................................................   $      66,546    $      59,112
   Adjustments to reconcile net income to cash provided
      by operating activities:
      Depreciation ....................................................          24,322           23,769
      Goodwill and intangible amortization ............................             450           12,629
      Amortization of option-related compensation .....................              75              158
      Deferred income taxes ...........................................           6,645            2,918
      Other, net ......................................................             510            4,026
   Changes in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable, net .................            (392)          34,137
      Decrease in inventory ...........................................             691              384
      Decrease (increase) in prepaid expenses and other
         current assets ...............................................          (1,119)             477
      Increase (decrease) in accounts payable .........................           5,278          (10,348)
      Increase (decrease) in other accrued expenses
         and other current liabilities ................................           1,911           (1,486)
      Other, net ......................................................           2,673              242
                                                                          -------------    -------------
         Net cash provided by operating activities ....................         107,590          126,018
                                                                          -------------    -------------
Investing Activities
   Acquisitions .......................................................          (3,791)            (453)
   Purchases of property, plant and equipment .........................         (11,903)         (23,503)
   Proceeds from sale of property, plant and equipment ................             351              682
                                                                          -------------    -------------
         Net cash used in investing activities ........................         (15,343)         (23,274)
                                                                          -------------    -------------
Financing Activities
   Long-term borrowings ...............................................          14,000          242,000
   Repayment of long-term borrowings ..................................         (52,000)        (267,000)
   Issuance of common stock ...........................................          12,685            7,330
   Purchase of treasury stock .........................................         (70,474)         (82,336)
   Issuance of treasury stock .........................................              76               57
   Dividends paid .....................................................          (6,872)          (5,701)
                                                                          -------------    -------------
         Net cash used in financing
           activities .................................................        (102,585)        (105,650)
                                                                          -------------    -------------

   Net decrease in cash ...............................................         (10,338)          (2,906)
   Cash and cash equivalents at beginning of year .....................          30,468           22,928
                                                                          -------------    -------------
   Cash and cash equivalents at end of period .........................   $      20,130    $      20,022
                                                                          =============    =============


See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (in thousands)
(2002 Unaudited)

                                                                                                     Accumulated
                                                    Additional                                          Other             Total
                                     Common          Paid-In           Retained       Treasury       Comprehensive    Stockholders'
                                      Stock          Capital           Earnings         Stock        Income (Loss)        Equity
                                   ------------    -------------    -------------   -------------    -------------    -------------
Balance at January 1, 2001 .....   $    109,259    $     169,879    $     568,512   $    (294,542)   $      (2,105)   $     551,003
Common stock issued-
  employee benefit plans .......            266            3,187               --              --               --            3,452
Exercise of stock options
  for cash and by
  surrender of shares ..........          1,782            6,716               --          (6,350)              --            2,149
Tax benefit of options
  exercised ....................             --            6,416               --              --               --            6,416
Dividends paid ($0.08 per
  share)- ......................             --               --           (7,561)             --               --           (7,561)
Treasury stock repurchase ......         (1,955)           1,955               --         (83,664)              --          (83,664)
Treasury stock issued ..........             --                5               --              70               --               75
Comprehensive income, net of
  tax:
  Net income ...................             --               --           79,684              --               --           79,684
  Foreign currency
     translation adjustment ....             --               --               --              --              (85)             (85)
  Change in net unrealized
     gain (loss) on
     long-term investments,
     net of reclassification
     adjustments (net of
     tax of $481) ..............             --               --               --              --              897              897
                                                                                                                      -------------
Total comprehensive income .....                                                                                             80,496
                                   ------------    -------------    -------------   -------------    -------------    -------------
Balance at December 31, 2001 ...        109,352          188,158          640,635        (384,486)          (1,293)         552,366

Common stock issued-
  employee benefit plans .......            147            2,294               --              --               --            2,441
Exercise of stock options
  for cash and by
  surrender of shares ..........          2,224           13,309               --          (8,498)              --            7,035
Tax benefit of options
  exercised ....................             --            9,311               --              --               --            9,311
Dividends paid ($0.07 per
  share)- ......................             --               --           (6,872)             --               --           (6,872)
Treasury stock repurchase ......           (301)             301               --         (70,474)              --          (70,474)
Treasury stock issued ..........             --               11               --              65               --               76
Comprehensive income, net of
  tax:
  Net income ...................             --               --           66,546              --               --           66,546
  Foreign currency
     translation adjustment ....             --               --               --              --            1,344            1,344
                                                                                                                      -------------
Total comprehensive income .....                                                                                             67,890
                                   ------------    -------------    -------------   -------------    -------------    -------------
Balance at September 30, 2002 ..   $    111,422    $     213,384    $     700,309   $    (463,393)   $          51    $     561,773
                                   ============    =============    =============   =============    =============    =============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                       Harte-Hanks, Inc. and Subsidiaries

         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the "Company").

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

As of the date of adoption, January 1, 2002, the Company had unamortized goodwill in the amount of $434.5 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which were subject to the transition provisions of SFAS No. 141 and 142. As of September 30, 2002, the Company had unamortized goodwill in the amount of $436.8 and unamortized identifiable intangible assets were $3.4 million. Amortization expense related to goodwill was $4.1 million and $12.2 for the three months and nine months ended September 30, 2001, respectively.

A reconciliation of the effects of the adoption of Statement No. 142 on net income and basic and diluted earnings per share is presented on the face of the Consolidated Statements of Operations. For the purposes of these footnotes, all 2001 numbers have been restated as if SFAS No. 142 had been adopted for the period.

NOTE C - INCOME TAXES

The Company's quarterly income tax provision of $13.7 million was calculated using an effective income tax rate of approximately 38.2%. The Company's nine month income tax provision of $41.5 million, was calculated using an effective income tax rate of approximately 38.4%. The Company's effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2002. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

NOTE D - STOCK SPLIT

In May 2002, the Company effected a three-for-two stock split in the form of a 50% stock dividend payable to holders of record on May 20, 2002. All share, per share and average share information in the Consolidated Financial Statements and the Notes thereto have been restated to reflect the stock split.

NOTE E - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

                                                                  Three Months Ended September 30,
In thousands, except per share amounts                                  2002          2001
                                                                    -----------   -----------
BASIC EPS
Net Income ......................................................   $    22,188   $    22,917
                                                                    ===========   ===========

Weighted-average common shares outstanding
  used in earnings per share computations .......................        92,115        93,900
                                                                    ===========   ===========

Earnings per common share .......................................   $      0.24   $      0.24
                                                                    ===========   ===========

DILUTED EPS
Net Income ......................................................   $    22,188   $    22,917
                                                                    ===========   ===========

Shares used in diluted earnings per share computations ..........        94,163        96,033
                                                                    ===========   ===========

Earnings per common share .......................................   $      0.24   $      0.24
                                                                    ===========   ===========

Computation of shares used in earnings per share computations:
Average outstanding common shares ...............................        92,115        93,900
Average common equivalent shares -
  dilutive effect of option shares ..............................         2,048         2,133
                                                                    -----------   -----------
Shares used in diluted earnings per share computations ..........        94,163        96,033
                                                                    ===========   ===========

                                                                  Nine Months Ended September 30,
In thousands, except per share amounts                                 2002          2001
                                                                    -----------   -----------
BASIC EPS
Net Income ......................................................   $    66,546   $    68,058
                                                                    ===========   ===========

Weighted-average common shares outstanding
  used in earnings per share computations .......................        93,270        95,366
                                                                    ===========   ===========

Earnings per common share .......................................   $      0.71   $      0.71
                                                                    ===========   ===========

DILUTED EPS
Net Income ......................................................   $    66,546   $    68,059
                                                                    ===========   ===========

Shares used in diluted earnings per share computations ..........        95,634        97,733
                                                                    ===========   ===========

Earnings per common share .......................................   $      0.70   $      0.70
                                                                    ===========   ===========

Computation of shares used in earnings per share computations:
Average outstanding common shares ...............................        93,270        95,366
Average common equivalent shares -
  dilutive effect of option shares ..............................         2,364         2,367
                                                                    -----------   -----------
Shares used diluted in earnings per share computations ..........        95,634        97,733
                                                                    ===========   ===========

NOTE F - BUSINESS SEGMENTS

Harte-Hanks is a highly focused targeted media company with operations in two segments - direct and interactive marketing and shoppers.

Information about the Company's operations in different business segments:

                                                 Three Months Ended September 30
In thousands                                         2002               2001
                                                ---------------    ---------------
Operating revenues
     Direct Marketing .......................   $       140,872    $       143,474
     Shoppers ...............................            85,594             80,656
                                                ---------------    ---------------
         Total operating revenues ...........   $       226,466    $       224,130
                                                ===============    ===============

Operating Income
     Direct Marketing .......................   $        17,921    $        23,688
     Shoppers ...............................            20,658             18,615
     Corporate Activities ...................            (1,923)            (2,175)
                                                ---------------    ---------------
         Total operating income .............   $        36,656    $        40,128
                                                ===============    ===============

Income before income taxes
     Operating income .......................   $        36,656    $        40,128
     Interest expense .......................              (285)              (637)
     Interest income ........................                37                 57
     Other, net .............................              (505)            (2,303)
                                                ---------------    ---------------
         Total income before income taxes ...   $        35,903    $        37,245
                                                ===============    ===============


                                                  Nine Months Ended September 30
In thousands                                         2002               2001
                                                ---------------    ---------------
Operating revenues
     Direct Marketing .......................   $       419,425    $       449,021
     Shoppers ...............................           249,827            235,883
                                                ---------------    ---------------
         Total operating revenues ...........   $       669,252    $       684,904
                                                ===============    ===============

Operating Income
     Direct Marketing .......................   $        60,082    $        72,505
     Shoppers ...............................            56,208             50,865
     Corporate Activities ...................            (6,192)            (6,734)
                                                ---------------    ---------------
         Total operating income .............   $       110,098    $       116,636
                                                ===============    ===============

Income before income taxes
     Operating income .......................   $       110,098    $       116,636
     Interest expense .......................              (876)            (2,370)
     Interest income ........................               158                271
     Other, net .............................            (1,367)            (3,914)
                                                ---------------    ---------------
         Total income before income taxes ...   $       108,013    $       110,623
                                                ===============    ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of the Management's Discussion and Analysis section of this report, all 2001 numbers have been restated as if SFAS No. 142 had been adopted for the period.

RESULTS OF OPERATIONS

Operating results were as follows:

                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
In thousands                 SEPT. 30, 2002    SEPT. 30, 2001   CHANGE     SEPT. 30, 2002    SEPT. 30, 2001    CHANGE
                             --------------    --------------   ------     --------------    --------------    ------
Revenues                      $   226,466        $  224,130        1.0%     $   669,252         $  684,904      -2.3%
Operating expenses                189,810           184,002        3.2%         559,154            568,268      -1.6%
                              -----------        ----------                 -----------         ----------
Operating income              $    36,656        $   40,128       -8.7%     $   110,098         $  116,636      -5.6%
                              ===========        ==========                 ===========         ==========

Net income                    $    22,188        $   22,917       -3.2%     $    66,546         $   68,058      -2.2%
                              ===========        ==========                 ===========         ==========

Diluted earnings
   per share                  $      0.24        $     0.24        0.0%     $      0.70         $     0.70       0.0%
                              ===========        ==========                 ===========         ==========

Consolidated revenues increased 1.0% to $226.5 million and operating income declined 8.7% to $36.7 million in the third quarter of 2002 when compared to the third quarter of 2001. Overall third quarter operating expenses increased 3.2% to $189.8 million compared to 2001.

Net income decreased 3.2% to $22.2 million in the third quarter of 2002 when compared to the third quarter of 2001. Diluted earnings of 24 cents per share was flat compared to 2001. The net income decrease resulted from $3.5 million in lower operating income, partially offset by a $0.3 million decrease in net interest expense and a $1.8 million decrease in other non-operating expenses.

DIRECT MARKETING

Direct and interactive marketing operating results were as follows:

                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
In thousands                 SEPT. 30, 2002    SEPT. 30, 2001   CHANGE     SEPT. 30, 2002    SEPT. 30, 2001    CHANGE
                             --------------    --------------   ------     --------------    --------------    ------
Revenues                      $   140,872        $  143,474       -1.8%     $   419,425         $  449,021      -6.6%
Operating expenses                122,951           119,786        2.6%         359,343            376,516      -4.6%
                              -----------        ----------                 -----------         ----------
Operating income              $    17,921        $   23,688      -24.3%     $    60,082         $   72,505     -17.1%
                              ===========        ==========                 ===========         ==========

Direct and interactive marketing revenues decreased $2.6 million, or 1.8%, in the third quarter of 2002 compared to 2001. These results reflect revenue declines in most of the company's largest vertical markets including financial services, retail and pharmaceutical/healthcare. Revenues from the high-tech/telecom industry sector were flat compared to 2001. The segment's select markets group had increased revenues, primarily from the automotive and energy sectors, that were attributable to the November 2001 acquisition of Sales Support Services, Inc. Customer Relationship Management (CRM) revenues were up slightly compared to the prior year. CRM experienced revenue increases in agency business, teleservices, outsourced work and fulfillment, partially offset by declines in consulting services, internet services, software services and data sales. CRM revenues were also affected by the acquisition noted above. Marketing Services revenues declined from the prior year. Marketing Services experienced revenue declines in its personalized direct mail, logistics and telesales businesses, partially offset by increased revenues from its print operations.

Operating expenses increased $3.2 million, or 2.6%, in the third quarter of 2002 compared to 2001. Labor costs decreased $1.3 million due to lower volumes and staff reductions. Production and distribution costs increased $4.0 million, primarily due to increased outsourced costs resulting from the type and relative mix of services performed, higher job printing costs, and higher temporary labor costs, partially offset by lower transportation costs and decreased volumes. General and administrative expense increased $0.6 million due to increased professional services, royalties, insurance and employee expenses. The prior year acquisition noted above also contributed to the overall increase in operating expenses.

Direct and interactive marketing revenues decreased $29.6 million, or 6.6%, in the first nine months of 2002 compared to the first nine months of 2001. Both CRM and Marketing Services revenues declined from the prior year. These results reflect declines in all of the segment's largest vertical markets - retail, financial services, high-tech/telecom and pharmaceutical/healthcare. These revenue declines were partially offset by increased revenues from the segment's select markets group, primarily the automotive and energy sectors, and revenues attributable to the November 2001 acquisition of Sales Support Services, Inc.

Operating expenses decreased $17.2 million, or 4.6%, in the first nine months of 2002 compared to the first nine months of 2001. The overall decrease in operating expenses was primarily due to the Company's efforts to manage its cost structure in response to the decline in revenues, as well as reduced variable expenses resulting from lower revenue levels. Partially offsetting this decrease were increased operating expenses related to the prior year acquisition noted above. Labor costs decreased $17.5 million due to lower volumes and staff reductions. Production and distribution costs increased $2.6 million due primarily to increased transportation costs, partially offset by decreased outsourced costs. General and administrative expense decreased $3.0 million due to decreased professional services, bad debt and employee expenses.

SHOPPERS

Shopper operating results were as follows:

                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
In thousands                 SEPT. 30, 2002    SEPT. 30, 2001   CHANGE     SEPT. 30, 2002    SEPT. 30, 2001    CHANGE
                             --------------    --------------   ------     --------------    --------------    ------
Revenues                      $    85,594        $   80,656        6.1%     $   249,827         $  235,883       5.9%
Operating expenses                 64,936            62,041        4.7%         193,619            185,018       4.6%
                              -----------        ----------                 -----------         ----------
Operating income              $    20,658        $   18,615       11.0%     $    56,208         $   50,865      10.5%
                              ===========        ==========                 ===========         ==========

Shopper revenues increased $4.9 million, or 6.1%, in the third quarter of 2002 compared to 2001. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods, primarily in California. From a product-line perspective, Shoppers had growth in both ROP (in-book advertising) and its distribution products. These increases were partially offset by declines in employment related advertising.

Operating expenses increased $2.9 million, or 4.7%, in the third quarter of 2002 compared to 2001. Labor costs increased $2.1 million during the quarter due to higher volumes. Production costs increased $1.5 million, including additional postage of $1.5 million due to increased volumes and higher postage rates. Partially offsetting these increased production costs were decreased paper costs due to lower rates for both newsprint and job paper. General and administrative costs decreased $0.6 million due to lower bad debt expense.

Shopper revenues increased $13.9 million, or 5.9%, in the first nine months of 2002 compared to the first nine months of 2001. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods, primarily in California. From a product-line perspective, Shoppers had growth in both ROP and its distribution products. These increases were partially offset by declines in employment related advertising and coupon book.

Operating expenses increased $8.6 million, or 4.6%, in the first nine months of 2002 compared to the first nine months of 2001. Labor costs increased $5.4 million during the quarter due to higher volumes. Production costs increased $3.3 million, including additional postage of $3.7 million due to increased volumes and higher postage rates. Partially offsetting these increased production costs were decreased paper costs of $1.0 million due to lower rates for both newsprint and job paper. General and administrative costs were flat compared 2001 as increases in facilities, promotion and insurance costs were offset by lower bad debt expense in the first nine months of 2002.

Other Income and Expense

Other net expense for the third quarter and first nine months of 2002 primarily consists of bank charges and stockholders expenses. In the third quarter and first nine months of 2001 the Company recorded losses of approximately $2.0 million and $3.7 million, respectively, on the write-down of investments. The Company sold all of its remaining equity investments in the fourth quarter of 2001 and has not held any such investments during 2002.

Interest Expense/Interest Income

Interest expense decreased $0.4 million in the third quarter of 2002 and $1.5 million in the first nine months of 2002 over the same periods in 2001. The increase was due primarily to lower debt levels and lower interest rates in the first nine months of 2002.

Interest income was flat in the third quarter of 2002 and decreased $0.1 million in the first nine months of 2002 compared to the same periods in 2001. These results were due to lower cash and investment balances and lower interest rates in the first nine months of 2002.

Income Taxes

The Company's income tax expense decreased $0.6 million in the third quarter of 2002 and $1.1 million in the first nine months of 2002 compared to the same periods in 2001. These changes were due primarily to the changes in pre-tax income levels. The effective tax rate was 38.2% for the third quarter of 2002 compared to 38.5% for the third quarter of 2001. The effective tax rate was 38.4% for the first nine months of 2002 compared to 38.5% for the first nine months of 2001.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2002 was $107.6 million, compared to $126.0 million for the nine months ended September 30, 2001. The decrease in 2002 primarily relates to collections of a lower accounts receivable balance at December 31, 2001 than at December 31, 2000. Net cash outflows from investing activities were $15.3 million for the first nine months of 2002 compared to net cash outflows of $23.3 million for the first nine months of 2001. The decrease in 2002 primarily relates to lower capital expenditures in 2002 than in 2001. Net cash outflows from financing activities were $102.6 million in 2002 compared to net cash outflows of $105.7 million in 2001. The cash outflows in 2002 and 2001 are attributable primarily to the repurchase of the Company's stock and net repayments of borrowings.

As of September 30, 2002, capital resources were available from and provided through the Company's two unsecured credit facilities. These credit facilities, two $100 million variable rate, revolving loan commitments, were put in place on

November 4, 1999. All borrowings under the $100 million revolving Three-Year Credit Agreement were to be repaid by November 4, 2002. On October 26, 2001 the Company was granted a 364-day extension to its $100 million revolving 364-Day Credit Agreement. All borrowings under the $100 million revolving 364-Day Credit Agreement were to be repaid by October 25, 2002. As of September 30, 2002, the Company had $193 million of unused borrowing capacity under these two credit facilities. On October 18, 2002 the Company replaced these two credit facilities with an unsecured $125 million variable rate revolving loan commitment with a three year term. All borrowings under the two $100 million revolving credit agreements were paid off as of October 18, 2002. On that same date the Company borrowed $10 million under the new $125 million revolving Three-Year Credit Agreement. All borrowings under the $125 million revolving Three-Year Credit Agreement are to be repaid by October 17, 2005. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital expenditures needs for the foreseeable future.

The Company has classified its debt at September 30, 2002 as long-term as it was the Company's intent to refinance all outstanding balances under its credit facilities at the time they expired. The Company was able to obtain a replacement credit facility at comparable terms and at an amount adequate to cover outstanding borrowings at September 30, 2002 as described above.

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

Interest Rates - Interest rate movements in Europe and the United States can affect the amount of interest the Company pays related to its debt and the amount it earns on cash equivalents. The Company's primary interest rate exposure is to interest rate fluctuations in Europe, specifically EUROLIBOR rates due to their impact on interest related to the Company's $125 million credit facility. The Company also has exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates as these affect the Company's earnings on its excess cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's earnings are affected by changes in short-term interest rates as a result of its revolving credit agreements, which bear interest at floating rates. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of September 30, 2002. The Company does not use derivative financial instruments in its operations.

The Company's earnings are also affected by fluctuations in foreign exchange rates as a result of its operations in foreign countries. Due to the level of operations in foreign countries, the impact of fluctuations in foreign exchange rates is not significant to the Company's overall earnings.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.  See index to Exhibits on Page 22.

         (b) No Form 8-K was filed during the three months ended September 30, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                 HARTE-HANKS, INC.



   November 13, 2002                     /s/  Richard M. Hochhauser
   -----------------                  ---------------------------------------
         Date                               Richard M. Hochhauser
                                       President and Chief Executive Officer

I, Richard M. Hochhauser, President and Chief Executive Officer of Harte-Hanks, Inc. (the "Company") hereby certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.




      November 13, 2002                    /s/  Richard M. Hochhauser
      -----------------                 ---------------------------------------
            Date                                Richard M. Hochhauser
                                         President and Chief Executive Officer

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   HARTE-HANKS, INC.



       November 13, 2002                        /s/  Jacques D. Kerrest
       -----------------                    -----------------------------------
             Date                                    Jacques D. Kerrest
                                               Senior Vice President, Finance
                                                 and Chief Financial Officer

I, Jacques D. Kerrest, Senior Vice President, Finance and Chief Financial Officer of Harte-Hanks, Inc. (the "Company") hereby certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.




       November 13, 2002                         /s/  Jacques D. Kerrest
       -----------------                   ------------------------------------
             Date                                  Jacques D. Kerrest
                                              Senior Vice President, Finance
                                                and Chief Financial Officer

Exhibit
  No.                                Description of Exhibit                               Page No.
  ---                                ----------------------                               --------
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

Exhibit
  No.                                Description of Exhibit                               Page No.
  ---                                ----------------------                               --------
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

*10(n)          Three-Year Credit Agreement dated as of October 18, 2002 between            24
                Harte-Hanks, Inc. and the Lenders named therein  for a $125 million revolving credit facility.

*21             Subsidiaries of the Company.                                                85

*99(a)          Certification of Chief Executive Officer pursuant to 18 U.S.C               86
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

*99(b)          Certification of Chief Financial Officer pursuant to 18 U.S.C               87
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

---------------------

*Filed herewith