Form 10-K
period 2002-12-31
HARTE HANKS INC
filed 2003-03-27
CIK 45919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                              to

Commission File Number 1-7120

HARTE-HANKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Concord Plaza Drive	78216
San Antonio, Texas	(Zip Code)
(Address of principal executive officers)

Registrant’s telephone number, including area code—210-829-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☑  No  ☐

Indicate by checkmark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☑  No  ☐

Aggregate market value of the Company’s voting and non-voting stock held by non-affiliates based on the $20.55 per share closing price for the Company’s Common Stock on the New York Stock Exchange on the registrants most recently completed fiscal quarter: approximately $1,230,000,000.

Shares Outstanding at January 31, 2003:

Common Stock—90,301,699

DOCUMENTS INCORPORATED BY REFERENCE:

The Company’s Annual Report to Stockholders for the year ended December 31, 2002 (incorporated in Part II to the extent provided in Items 5, 6, 7 and 8 hereof).

Definitive Proxy Statement for the Company’s May 6, 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11 and 12 hereof).

Harte-Hanks, Inc.

Form 10-K Report

December 31, 2002

ITEM	1. BUSINESS AND ITEM 2. PROPERTIES

INTRODUCTION

Harte-Hanks is a worldwide direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers.

The Company’s direct marketing business operates both nationally and internationally, while its shopper business operates in selected local and regional markets in California and Florida. The Company believes that marketing is undergoing a transition from traditional mass media marketing to direct and targeted marketing. The transition is being driven by the increasing sophistication and efficiency of technology and a growing need among marketers to customize the products and services they offer to customers. Direct marketing, which represented 63% of the Company’s revenues in 2002, is leading the movement toward highly targeted marketing. The Company’s shopper business applies similar targeting principles. Harte-Hanks strategy is based on five key elements: being a market leader in each of its businesses; increasing revenues through growing its base businesses, introducing new products, entering new markets and making acquisitions; using technology to create competitive advantages; employing people who can partner effectively with its clients; and creating shareholder value. Company revenues totaled $908.8 million in 2002.

Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920’s by Houston Harte and Bernard Hanks. In 1972, the Company went public and was listed on the New York Stock Exchange. The Company became private in a leveraged buyout initiated by management in 1984. In 1993, the Company again went public and listed its common stock on the NYSE. In October 1997, the Company sold all of its remaining traditional media operations (consisting of newspapers, television and radio companies) in order to focus all of its efforts on its direct marketing services and shoppers operations.

See Note N of “Notes to Consolidated Financial Statements” for certain financial information about the Company’s two business segments – direct marketing and shoppers.

Harte-Hanks provides public access to all reports filed with the Securities and Exchange Commission (the (“SEC”) under the 1934 Securities and Exchange Act (the “1934 Act”). These documents may be accessed free of charge on Harte-Hanks’ website at the following address: http://www.harte-hanks.com. Since November 15, 2002, these documents have been provided as soon as practical after they are filed with the SEC. The documents may also be found at the SEC’s website at http://www.sec.gov.

DIRECT MARKETING

General

Harte-Hanks operates a worldwide direct and targeted marketing company that provides direct marketing services to a wide range of local, regional, national and international consumer and business-to-business marketers. The Company utilizes advanced technologies to enable its clients to identify, reach, influence and nurture their customers. The Company believes that developments in technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct marketing services. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services organized around five solution points: Construct and update the database – Access the data – Analyze the data – Apply the knowledge – Execute the programs. The Company’s client base is both domestic and international. In 2002, Harte-Hanks Direct Marketing had revenues of $573.8 million, which accounted for approximately 63% of the Company’s total revenues.

Harte-Hanks Direct Marketing uses technology as an enabler to capture, to analyze and to disseminate customer and prospect data across all points of customer contact. The Company helps clients manage the inquiries they receive from their marketing efforts, whether from Web sites, e-mail, toll-free numbers, trade shows, fax programs or other sources. These inquiries, or leads, are qualified, tracked and distributed both to appropriate sales channels and to client management for analysis, decision-making and/or additional interaction in order for clients to more effectively manage their customer and prospect relationships. Using proprietary software and open software solutions, the Company also builds contact databases for its clients using the information gained from these activities. These databases help clients measure the return on their marketing communications and make more informed decisions about future marketing efforts.

The Company also builds customized marketing databases for specific clients and provides them with easy-to-use tools to perform analysis and to target their best customers and prospects. Using its proprietary name and address matching software, the Trillium Software System®, the Company standardizes large numbers of customer records from multiple sources, integrates them into a single database for each client and, if needed, appends demographic and lifestyle information.

In most cases, these databases are delivered for use on clients’ personal computers, networks or workstations, where the Company’s software applications and solutions help clients predict the likely results of marketing promotions and track recipients’ buying behavior. Relational databases are built for clients from a range of facilities, each specializing in specific market segments. These databases are moved to the client’s site or maintained at Harte-Hanks with online access to client locations. In addition to building a client’s database and providing software solutions for analytics and campaign management, Harte-Hanks performs regular database updates. Harte-Hanks also offers its software module, the Trillium Software System®, for clients who want to integrate data quality capabilities into their data warehouse or operational systems.

In addition, the Company operates as a service bureau, preparing list selections, maximizing deliverability and reducing clients’ mailing costs through sophisticated postal coding, hygiene and address updates through a non-exclusive National Change of Address license with the U.S. Postal Service.

As a further extension of the client’s marketing arm, Harte-Hanks provides marketing research and analytics services. Specific capabilities include tracking and reporting, media analysis, modeling, database profiling, primary data collection, marketing applications, consulting and program development.

Harte-Hanks also provides a variety of services to help clients develop and execute targeted marketing communication programs. These include such upfront services as creative and graphics, along with back-end services such as printing, personalization of communication pieces using laser and inkjet printing, target mail and fulfillment, and transportation logistics.

The Company’s mail tracking capability and long-standing relationships with the U.S. Postal Service help ensure that customer mailings reach their destinations on time. And, by controlling the final stage of the print distribution process through its logistics operations, the Company facilitates the delivery of its clients’ materials while holding costs to a minimum.

Increasingly, clients seek execution programs as part of Harte-Hanks’ end-to-end solutions. Harte-Hanks also offers direct marketing agency services to create the plan to manage direct marketing communication efforts. These services combine information-based strategy and brand-building creative efforts across both traditional direct and interactive media.

Direct marketing services are marketed to specific industries or markets with services and software products tailored to each industry or market. Having established the basic technological foundation, the Company is able to provide services to new industries and markets by modifying its existing technology and information applications. The Company currently provides direct marketing services to all of its primary markets in addition to a range of select markets.

The Company strengthened its suite of offerings by forming a number of strategic alliances during the year. Harte-Hanks Trillium Software™ joined the Siebel Alliance Program as a Premier Software Partner in 2001, and in 2002 announced that the Trillium Software System’s version 6 data quality connector to Siebel 7 eBusiness Application have been successfully validated by Siebel. With this validation, customers of Siebel Systems and Harte-Hanks Trillium Software can ensure global data quality for users of Siebel 7. Harte-Hanks Trillium Software™ also partnered with Acta Technology, the creator of the first data integration platform to combine batch and real-time data movement, to provide a new Acta Works Trillium Software Java interface. This interface allows Harte-Hanks and Acta customers to parse and cleanse data, whether in batch or real-time. Harte-Hanks announced the availability of e.Vantage™, a Web-based solution specifically designed for community banks and credit unions that combines Harte-Hanks expertise in profitability modeling, customer and prospect data management, professional services and marketing, with the enterprise wide capabilities of the E.piphany E.6 system. In addition, Harte-Hanks introduced two new applications which incorporated Unica’s Affinium applications. Harte-Hanks introduced its Alllink® Innovato solution, a Web-based application that combines Harte-Hanks’ expertise in customer data management, professional services, analytics and vertical marketing expertise with the modeling and campaign management functionality of Unica’s Affinium enterprise marketing management suite. Harte-Hanks also introduced Harte-Hanks M/CIS™ Modeling, a new analytics application to Harte-Hanks M/CIS™ database solution that allows marketers to integrate modeling into more of their campaigns, enabling them to spend less time on data preparation and more time on strategic analysis. Harte-Hanks M/CIS™ Modeling is designed to help marketers increase the return on their database investment by incorporating Unica’s Affinium Model™ predictive modeling application.

The Company also entered into a number of partnerships to distribute Trillium Software System® throughout the world. Harte-Hanks partnered with Queensway Information Technologies Co., Ltd. to distribute Trillium Software in China, partnered with Muse Technology to distribute in the Taiwan marketplace, partnered with Lexken Corporation to distribute in South Korea, partnered with Forge Data Solutions to distribute in Australia and New Zealand, partnered with NetPartners Sdn. Bhd. to distribute to Malaysia and Brunei and partnered with StepDot Software GmbH to distribute in Germany.

Depending on the needs of its clients, Harte-Hanks Direct Marketing capabilities are provided in a specialized, coordinated and integrated approach through 30 facilities nationwide. These centers possess some industry specialization and are linked together to support certain clients that experience volume spikes or seek high-growth needs. The Company also provides direct marketing services internationally through nine offices located outside of the United States.

Sales and Marketing

The national direct marketing sales forces of Harte-Hanks are headquartered in Cincinnati, Ohio, with additional offices maintained throughout the United States and Europe, as well as office locations in Australia and South America. In addition, the Company has affiliates in Asia. The sales forces, with industry-specific knowledge and experience, emphasize the cross-selling of a full range of direct marketing services and are supported by employees in each sector. The overall sales focus is to position Harte-Hanks as a marketing partner and a single-source solution for a client’s targeted marketing needs.

Direct Marketing Facilities

Direct marketing services are provided at the following facilities:

National Offices	River Edge, New Jersey
Austin, Texas	San Diego, California
Baltimore, Maryland Bellmawr, New Jersey	Shawnee, Kansas Sterling Heights, Michigan
Billerica, Massachusetts	Valencia, California
Bloomfield, Connecticut	Vineland, New Jersey
Cincinnati, Ohio	West Bridgewater, Massachusetts
Clearwater, Florida	Westville, New Jersey
Dallas/Grand Prairie, Texas
Deerfield Beach, Florida	National Sales Headquarters
Fort Worth, Texas	Cincinnati, Ohio
Forty Fort, Pennsylvania
Fullerton, California	International Offices
Glen Burnie, Maryland	Darmstadt, Germany
Jacksonville, Florida	Dublin, Ireland
La Jolla, California	Hasselt, Belgium
Lake Katrine, New York	London, United Kingdom
Lake Mary, Florida	Madrid, Spain
Langhorne, Pennsylvania	Melbourne, Australia
Memphis, Tennessee	São Paulo, Brazil
Monroe Township, New Jersey	Sevres, France
New York, New York	Uxbridge, United Kingdom
Ontario, California

For more information please refer to the subsection entitled “General Facilities” in this report.

Competition

Harte-Hanks’ direct marketing business faces competition from other direct marketing companies in each sector, as well as from print and electronic media and other forms of advertising. Harte-Hanks believes that its state-of-the-art capabilities, combined with its national production capability, industry focus and ability to offer a full range of integrated services, enable the Company to compete effectively.

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

As of December 31, 2002, Shoppers delivered more than 10 million shopper packages in four major markets each week covering the greater Los Angeles market (Los Angeles County, Orange County, Riverside County, San Bernardino County, Ventura County and Kern County), the greater San Diego market, Northern California (San Jose, Sacramento and Stockton) and South Florida. (Shopper publications overlap in approximately 220,000 households in South Orange County where both an “early” and “late” edition PennySaver is published each week.). The Company’s California publications account for 88% of Shopper’s weekly circulation.

Harte-Hanks publishes 833 individual shopper editions each week distributed to zones of approximately 12,300 households each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. The Company believes that its zoning capabilities and production technologies have enabled it to saturate and target areas in a number of ways including geographic, demographic, lifestyles, behavioral and language. This allows its advertisers to effectively target their customers. The Company’s strategy is to increase its share of local advertising in its existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas. In 2002, Harte-Hanks Shoppers had revenues of $335.0 million, accounting for approximately 37% of the Company’s total revenues.

During the period 1998 through 2002, almost 900,000 households were added to the Company’s shopper circulation through internal expansion. The Company believes that expansions provide increased revenues and operating income as the publications in these new areas mature. The Company now reaches more than 8.8 million households in California, or nearly 75% of the state’s total.

Publications

The following table sets forth certain information with respect to shopper publications:

Market	Publication Name	December 31, 2002
		Circulation	Number of Zones
Greater Los Angeles	PennySaver	5,124,000	438

Greater San Diego	PennySaver	1,719,000	135

Northern California	PennySaver	2,192,500	163

South Florida	The Flyer	1,181,700	97

Total:		10,217,200	833

Shopper publications contain classified and display advertising and are primarily delivered to consumers’ homes by third-class saturation mail. The typical shopper publication contains over 40 pages and is 7 by 9 1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; “print and deliver” single-sheet inserts designed and printed by the Company; coupon books; preprinted inserts from major retail chains; and a four-color proprietary product, MARQUEE. In addition, Shoppers offer advertising over its internet sites – www.pennysaverusa.com for its California publications and www.theflyer.com for its South Florida publication.

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

Sales and Marketing

The Company maintains local sales offices throughout its geographic markets and employs more than 620 commissioned sales representatives who develop both targeted and saturation advertising programs for customers. The sales organization provides service to both national and local advertisers through its telemarketing departments and field sales representatives. Shopper customers vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core customers continue to be local service businesses and small retailers. The Company is increasingly focusing its marketing efforts on larger national accounts by emphasizing its ability to deliver saturation advertising in defined zones in combination with advertising in the shopper publication.

Additional focus is placed on particular industries/categories through the use of sales specialists. These sales specialists are primarily used to target automotive, real estate and employment advertisers.

The Company utilizes proprietary sales and marketing systems to enter customer orders directly from the field, instantly checking space availability, ad costs and other pertinent information. These systems efficiently facilitate the placement of advertising into multiple-zoned editions and include built-in error-reducing safeguards that aid in minimizing costly sales adjustments. In addition to allowing advertising information to be entered for immediate publication, these systems feed a relational customer database enabling sales personnel to access customer history by designated variables to facilitate the identification of similar potential customers and to assist with timely follow-up on existing customers.

Shopper Facilities

Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has five production facilities – three in Southern California, one in Northern California and one in its Florida market – and 29 sales offices.

For more information please refer to the subsection entitled “General Facilities” in this report.

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

EMPLOYEES

As of December 31, 2002, Harte-Hanks employed 6,439 full-time employees and 643 part-time employees, as follows: direct marketing – 4,542 full-time and 228 part-time employees; shoppers – 1,878 full-time and 414 part-time employees; and corporate office – 19 full-time employees and 1 part-time employee. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

GENERAL FACILITIES

Harte-Hanks’ executive offices are located in San Antonio, Texas and occupy approximately 17,000 square feet of leased premises. The Company’s business is conducted in facilities worldwide containing aggregate space of approximately 3.6 million square feet. Approximately 3.4 million square feet are held under leases, which expire at dates through 2014. The balance of the properties, used in the Company’s Southern California shopper operations, Westville, New Jersey direct marketing operations and Hasselt, Belgium direct marketing operations, are owned by the Company.

ITEM	3. LEGAL PROCEEDINGS

The Company from time to time becomes involved in various claims and lawsuits incidental to its businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits will not have a material effect on the financial condition or operations of the Company.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM	5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2002 at page 32.

Incorporated herein by reference from the information in the Company’s definitive proxy statement dated March 28, 2003 for the May 6, 2003 Annual Meeting of Stockholders under the caption “Management – Directors and Executive Officers.”

ITEM	6. SELECTED FINANCIAL DATA

Incorporated herein by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2002 at page 31.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2002 at pages 12 through 17.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement, which bears interest at floating rates. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of December 31, 2002. The Company does not enter into derivative financial instruments in its operations.

The Company’s earnings are also affected by fluctuations in foreign exchange rates as a result of its operations in foreign countries. Due to the level of operations in foreign countries, the impact of fluctuations in foreign exchange rates is not significant to the Company’s overall earnings.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is set forth in the Company’s Annual Report to Stockholders for the year ended December 31, 2002, which is incorporated herein by reference: All Consolidated Financial Statements (pages 18 through 21); all Notes to Consolidated Financial Statements (pages 22 through 30); and the Independent Auditors’ Report (page 32). With the exception of the information herein expressly incorporated by reference, the Company’s Annual Report to Stockholders for the year ended December 31, 2002 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated herein by reference from the information in the Company’s definitive proxy statement dated March 28, 2003 for the May 6, 2003 Annual Meeting of Stockholders under the caption “Management – Directors and Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the information in the Company’s definitive proxy statement dated March 28, 2003 for the May 6, 2003 Annual Meeting of the Stockholders under the caption, “Executive Compensation and Other Information.”

See also Item 5 to this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the information in the Company’s definitive proxy statement dated March 28, 2003 for the May 6, 2003. Annual Meeting of Stockholders under the caption “Security Ownership of Management and Principal Stockholders.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a	) (1)	The following consolidated financial statements are incorporated by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2002 attached hereto:

Consolidated Balance Sheets, December 31, 2002 and 2001

Consolidated Statements of Operations, Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows, Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income, Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(a	) (2)	The following accountants’ report and financial schedule for years ended December 31, 2002, 2001 and 2000 are submitted herewith:

Exhibit 99(a) – Independent Auditors’ Report on 10-K Schedule

Exhibit 99(b) – Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable

(a) (3) Exhibits

Exhibit No.	Description of Exhibit	Page No.

3(a)	Amended and Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

3(c)

Amendment dated April 30, 1996 to Amended and Restated Certificate of Incorporation (filed as Exhibit 3(c) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

3(d)

Amendment dated May 5, 1998 to Amended and Restated Certificate of Incorporation (filed as Exhibit 3(d) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

3(e)

Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(a)	1984 Stock Option Plan (filed as Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 1984 and incorporated herein by reference).

10(b)

Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

Exhibit No.	Description of Exhibit	Page No.

10(c)

Severance Agreement between Harte-Hanks, Inc. and Larry Franklin, dated as of December 15, 2000 (filed as Exhibit 10(c) To the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10(d)

Severance Agreement between Harte-Hanks, Inc. and Richard M. Hochhauser dated as of December 15, 2000 (filed as Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10(e)

Form 1 of Severance Agreement between Harte-Hanks, Inc. and certain Executive Officers of the Company, dated as of December 15, 2000 (filed as Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2000 and Incorporated by reference herein).

10(f)

Form 2 of Severance Agreement between Harte-Hanks, Inc and certain Executive Officers of the Company, dated as of December 15, 2000 (files as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2000 and Incorporated by reference herein).

10(g)

Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000. (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1999 and incorporated by reference herein).

10(h)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

10(i)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 2000 and incorporated by reference herein).

10(j)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(k)	Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).

10(l)

Amendment One to Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated December 18, 2000 (filed as Exhibit 10(l) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10	(m)

Agreement between Harte-Hanks, Inc. and Larry Franklin regarding role of Chairman of the Board of Directors of Harte-Hanks, Inc. dated as of April 1, 2002 (filed as Exhibit 10(m) to the Company’s Form 10-Q for the three months ended March 31, 2002 and incorporated by reference herein).

10	(n)

Three-Year Credit Agreement dated as of October 18, 2002 between Harte-Hanks, Inc. and the Lenders named therein for$125 million (filed as Exhibit 10(n) to the Company’s form 10-Q for the nine months ended September 30, 2002 and incorporated by reference herein).

*10	(o)	Harte-Hanks 1994 Employee Stock Purchase Plan As Amended	22

*13		Annual Report to Stockholders (only those portions incorporated by reference into the Form 10-K are filed herewith).	28

*21		Subsidiaries of the Company	51

*23		Consent of KPMG LLP	52

*99	(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	53

*99	(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	54

*Filed herewith

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

15	(c)	Exhibits – The response to this portion of item 14 is submitted as a separate section of this report on pages 20 to 54.

15	(d)	Financial Statement Schedule – The response to this portion of Item 14 is submitted as a separate section of this report on page 21.

Part B. Reports on Form 8-K

The Company filed no reports on Form 8-K for the quarter ended December 31, 2002.

The agreements set forth above describe the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.

SIGNATURES

Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ HOUSTON H. HARTE	/s/ CHRISTOPHER M. HARTE
Houston H. Harte, Vice Chairman	Christopher M. Harte, Director

/s/ LARRY FRANKLIN	/s/ JAMES L. JOHNSON
Larry Franklin, Chairman	James L. Johnson, Director

/s/ RICHARD M. HOCHHAUSER	/s/ DAVID L. COPELAND
Richard M. Hochhauser, President and Chief Executive Officer	David L. Copeland, Director

/s/ DR. PETER T. FLAWN	/s/ WILLIAM K. GAYDEN
Dr. Peter T. Flawn, Director	William K. Gayden, Director

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte-Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE-HANKS, INC.

By:	/s/ RICHARD M. HOCHHAUSER
Richard M. Hochhauser President & Chief Executive Officer

I, Richard M. Hochhauser, President and Chief Executive Officer of Harte-Hanks, Inc. (the “Company”) hereby certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

March 28, 2003	/s/ RICHARD M. HOCHHAUSER
Date	Richard M. Hochhauser President & Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte-Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE-HANKS, INC.

By:	/s/ JACQUES D. KERREST
Jacques D. Kerrest Senior Vice President, Finance and Chief Financial Officer

I, Jacques D. Kerrest, Senior Vice President, Finance and Chief Financial Officer of Harte-Hanks, Inc. (the “Company”) hereby certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

March 28, 2003	/s/ JACQUES D. KERREST
Date	Jacques D. Kerrest Senior Vice President, Finance and Chief Financial Officer