Form 10-Q
period 2003-03-31
HARTE HANKS INC
filed 2003-05-14
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-7120

HARTE-HANKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Concord Plaza Drive, San Antonio, Texas 78216

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number including area code — 210/829-9000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by checkmark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☑    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value, 88,210,527 shares as of April 30, 2003.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2003

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$31,494	$25,026
Accounts receivable, net	127,427	137,679
Inventory	5,226	5,299
Prepaid expenses	14,162	14,070
Current deferred income tax asset	7,525	8,129
Other current assets	6,840	8,409

Total current assets	192,674	198,612
Property, plant and equipment, net	94,298	94,154
Goodwill, net	437,141	436,800
Other intangible assets, net	3,117	3,267
Other assets	3,643	3,899

Total assets	$730,873	$736,732

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$39,672	$40,746
Accrued payroll and related expenses	17,061	21,854
Customer deposits and unearned revenue	42,629	41,775
Income taxes payable	11,324	9,338
Other current liabilities	5,985	8,048

Total current liabilities	116,671	121,761
Long-term debt	21,351	16,300
Other long-term liabilities	69,002	66,138

Total liabilities	207,024	204,199

Stockholders’ equity
Common stock, $1 par value, 375,000,000 shares authorized. 111,882,888 and 111,534,630 shares issued at March 31, 2003 and December 31, 2002 respectively	111,883	111,535
Additional paid-in capital	219,967	216,149
Retained earnings	735,908	722,231
Less treasury stock: 22,343,200 and 21,329,896 shares at cost at March 31, 2003 and December 31, 2002, respectively	(518,874)	(491,793)
Accumulated other comprehensive loss	(25,035)	(25,589)

Total stockholders’ equity	523,849	532,533

Total liabilities and stockholders’ equity	$730,873	$736,732

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating revenues	$216,320	$214,907

Operating expenses
Payroll	82,469	81,405
Production and distribution	78,704	74,507
Advertising, selling, general and administrative	19,358	17,023
Depreciation	7,806	8,361
Intangible amortization	150	150

Total operating expenses	188,487	181,446

Operating income	27,833	33,461

Other expenses (income)
Interest expense	209	369
Interest income	(47)	(50)
Other, net	581	267

	743	586

Income before income taxes	27,090	32,875
Income tax expense	10,712	12,607

Net income	$16,378	$20,268

Basic earnings per common share	$0.18	$0.22

Weighted-average common shares outstanding	89,833	93,773

Diluted earnings per common share	$0.18	$0.21

Weighted-average common and common equivalent shares outstanding	91,411	96,325

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities
Net income	$16,378	$20,268
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,806	8,361
Intangible amortization	150	150
Amortization of option-related compensation	24	46
Deferred income taxes	1,923	1,823
Other, net	55	14

Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	10,252	10,460
Decrease in inventory	73	850
Decrease in prepaid expenses and other current assets	1,477	754
Decrease in accounts payable	(1,074)	(4,217)
Increase (decrease) in other accrued expenses and other liabilities	(3,995)	462
Other, net	2,531	203

Net cash provided by operating activities	35,600	39,174

Cash Flows from Investing Activities
Acquisitions	(341)	(245)
Purchases of property, plant and equipment	(8,059)	(3,566)
Proceeds from sale of property, plant and equipment	436	96

Net cash used in investing activities	(7,964)	(3,715)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	20,000	—
Repayment of long-term borrowings	(15,000)	(38,000)
Issuance of common stock	1,736	8,595
Purchase of treasury stock	(25,231)	(6,866)
Issuance of treasury stock	28	18
Dividends paid	(2,701)	(2,187)

Net cash used in financing activities	(21,168)	(38,440)

Net increase (decrease) in cash and cash equivalents	6,468	(2,981)
Cash and cash equivalents at beginning of period	25,026	30,468

Cash and cash equivalents at end of period	$31,494	$27,487

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2003 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2002	$109,352	$188,158	$640,635	$(384,486)	$(1,293)	$552,366
Common stock issued—employee benefit plans	202	3,131	—	—	—	3,333
Exercise of stock options for cash and by surrender of shares	2,282	13,787	—	(8,498)	—	7,571
Tax benefit of options exercised	—	10,765	—	—	—	10,765
Dividends paid ($0.098 per share)	—	—	(9,149)	—	—	(9,149)
Treasury stock repurchase	(301)	301	—	(98,912)	—	(98,912)
Treasury stock issued	—	7	—	103	—	110
Comprehensive income, net of tax:
Net income	—	—	90,745	—	—	90,745
Adjustment for minimum pension liability (net of tax of $17,121)	—	—	—	—	(26,169)	(26,169)
Foreign currency translation adjustment	—	—	—	—	1,873	1,873

Total comprehensive income						66,449

Balance at December 31, 2002	111,535	216,149	722,231	(491,793)	(25,589)	532,533
Common stock issued—employee benefit plans	56	823	—	—	—	879
Exercise of stock options for cash and by surrender of shares	292	1,367	—	(1,885)	—	(226)
Tax benefit of options exercised	—	1,635	—	—	—	1,635
Dividends paid ($0.030 per share)	—	—	(2,701)	—	—	(2,701)
Treasury stock repurchase	—	—	—	(25,231)	—	(25,231)
Treasury stock issued	—	(7)	—	35	—	28
Comprehensive income, net of tax:
Net income	—	—	16,378	—	—	16,378
Foreign currency translation adjustment	—	—	—	—	554	554

Total comprehensive income						16,932

Balance at March 31, 2003	$111,883	$219,967	$735,908	$(518,874)	$(25,035)	$523,849

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A—Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the “Company”).

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Certain prior period amounts have been reclassified for comparative purposes.

Note B—Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 were effective for the Company’s fiscal year ended December 31, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and are included in Note G of this report. At this time the Company does not intend to change to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS No. 123, but instead will continue to account for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS No. 123. Therefore the Company’s adoption of SFAS No. 148 did not have a significant impact on its consolidated financial position or results of operations.

Note C—Income Taxes

The Company’s quarterly income tax provision of $10.7 million was calculated using an effective income tax rate of approximately 39.5%. The Company’s effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2003. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes which are not deductible for federal income tax purposes.

Note D—Stock Split

In May 2002, the Company effected a three-for-two stock split in the form of a 50% stock dividend payable to holders of record on May 20, 2002. All share, per share and average share information in the Consolidated Financial Statements and Notes thereto have been restated to reflect the stock split.

Note E—Earnings Per Share

A reconciliation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2003	2002
	In thousands, except per share amounts
BASIC EPS
Net Income	$16,378	$20,268

Weighted-average common shares outstanding used in earnings per share computations	89,833	93,773

Earnings per common share	$0.18	$0.22

DILUTED EPS
Net Income	$16,378	$20,268

Shares used in diluted earnings per share computations	91,411	96,325

Earnings per common share	$0.18	$0.21

Computation of shares used in earnings per share computations:
Average outstanding common shares	89,833	93,773
Average common equivalent shares—dilutive effect of option shares	1,578	2,552

Shares used in diluted earnings per share computations	91,411	96,325

As of March 31, 2003, the Company had 778,000 antidilutive market price options outstanding which have been excluded from the EPS calculations. As of March 31, 2002 there were no antidilutive market price options outstanding.

Note F—Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the Company’s operations in its two industry segments follows:

	Three Months Ended March 31,
	2003	2002
	In thousands
Operating revenues
Direct Marketing	$134,572	$136,654
Shoppers	81,748	78,253

Total operating revenues	$216,320	$214,907

Operating Income
Direct Marketing	$14,370	$20,049
Shoppers	15,696	15,509
Corporate Activities	(2,233)	(2,097)

Total operating income	$27,833	$33,461

Income before income taxes
Operating income	$27,833	$33,461
Interest expense	(209)	(369)
Interest income	47	50
Other, net	(581)	(267)

Total income before income taxes	$27,090	$32,875

Note G—Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for options granted where the exercise price is equal to the market price of the underlying stock at the date of grant. For options issued with an exercise price below the market price of the underlying stock on the date of grant, the Company recognizes compensation expense under the provisions of APB No. 25, as permitted under SFAS No. 123.

Had compensation expense for the Company’s options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
	In thousands, except per share amounts

Net income—as reported	$16,378	$20,268
Stock-based employee compensation expense, included in reported net income, net of related tax effects	15	28
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,134)	(981)

Net income—pro forma	$15,259	$19,315

Basic earnings per share— as reported	$0.18	$0.22
Basic earnings per share— pro forma	$0.17	$0.21
Diluted earnings per share— as reported	$0.18	$0.21
Diluted earnings per share— pro forma	$0.17	$0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Expected dividend yield.	0.65%	0.50%
Expected stock price volatility	27.4%	27.8%
Risk free interest rate	5.2%	5.4%
Expected life of options	3-10 years	3-10 years

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Operating results were as follows:

	Three months ended		Change
	March 31, 2003	March 31, 2002
	In thousands
Revenues	$216,320	$214,907	0.7%
Operating expenses	188,487	181,446	3.9%

Operating income	$27,833	$33,461	-16.8%

Net income	$16,378	$20,268	-19.2%

Diluted earnings per share	$0.18	$0.21	-14.3%

Consolidated revenues increased 0.7% to $216.3 million while operating income declined 16.8% to $27.8 million in the first quarter of 2003 when compared to the first quarter of 2002. Overall operating expenses compared to 2002 increased 3.9% to $188.5 million.

Net income declined 19.2% to $16.4 million, while diluted earnings per share declined 14.3% to 18 cents per share. The net income decline was a result of the decline in operating income.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended		Change
	March 31, 2003	March 31, 2002
	In thousands
Revenues	$134,572	$136,654	-1.5%
Operating expenses	120,202	116,605	3.1%
Operating income	$14,370	$20,049	-28.3%

Direct Marketing revenues decreased $2.1 million, or 1.5%, in the first quarter of 2003 compared to 2002. These results reflect double-digit declines in the financial services and pharmaceutical/healthcare industry sectors, two of Direct Marketing’s largest vertical markets. Revenues from the retail and high-tech/telecom industries were up slightly compared to 2002. Direct Marketing’s select markets group had a double-digit increase in revenues, primarily due to increased revenues from the government/not-for-profit and automotive industries. Direct Marketing experienced revenue declines in data processing, fulfillment and data sales, partially offset by increased revenues from personalized direct mail, technical support, telesales and consulting.

Operating expenses increased $3.6 million, or 3.1%, in the first quarter of 2003 compared to 2002. Labor costs were flat in the first quarter of 2003 compared to 2002 as decreased healthcare costs were offset by higher pension expense. Production and distribution costs increased $2.6 million due primarily to higher transportation, temporary labor and repairs and maintenance costs. General and administrative expense increased $1.6 million due to increased bad debt expense, partially offset by decreased insurance costs. Depreciation expense decreased $0.6 million due to lower capital expenditures in 2002 than in recent prior years.

Shoppers

Shopper operating results were as follows:

	Three months ended		Change
	March 31, 2003	March 31, 2002
	In thousands
Revenues	$81,748	$78,253	4.5%
Operating expenses	66,052	62,744	5.3%

Operating income	$15,696	$15,509	1.2%

Shopper revenues increased $3.5 million, or 4.5%, in the first quarter of 2003 compared to 2002. Revenue increases were the result of improved sales in established markets as well as year-over-year geographic expansions into new neighborhoods in Florida. From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising, primarily real estate-related advertising, and its distribution products. These increases were partially offset by declines in automotive-related ROP advertising.

Operating expenses increased $3.3 million, or 5.3%, in the first quarter of 2003 compared to 2002. Labor costs increased $1.0 million due to higher benefit costs, mainly increased pension expense, and higher volumes. Production costs increased $1.6 million, including increased postage of $0.8 million due to increased volumes and higher postage rates. Partially offsetting these increased operating expenses were decreased paper costs. General and administrative costs increased $0.7 million due primarily to increased promotion expense. Depreciation expense was flat in the first quarter of 2003 compared to 2002.

Other Income and Expense

Other net expense primarily consists of currency losses, balance-based bank charges and stockholders expenses.

Interest Expense/Interest Income

Interest expense decreased $0.2 million in the first quarter of 2003 compared to the same period in 2002 due primarily to lower average debt levels and lower interest rates in the first quarter of 2003.

Interest income in the first quarter of 2003 was flat compared to the same period in 2002 as higher investment levels were offset by lower interest rates during the first quarter of 2003.

Income Taxes

The Company’s income tax expense decreased $1.9 million in the first quarter of 2003 compared to the first quarter of 2002. This decrease was due primarily to the lower pre-tax income levels. The effective tax rate was 39.5% for the first quarter of 2003 and 38.3% for the first quarter of 2002.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2003 was $35.6 million, compared to $39.2 million for the first three months of 2002. Net cash outflows from investing activities were $8.0 million for the first three months of 2003, compared to $3.7 million for the first three months of 2002. The cash outflow in both years primarily relate to purchases of fixed assets. Net cash outflows from financing activities were $21.2 million in 2003 compared to $38.4 million in 2002. The difference between cash outflows in 2003 and 2002 is attributable primarily to higher net repayment of borrowings in 2002, partially offset by a higher amount spent for the repurchase of treasury stock and a lower amount of cash received from the exercise of stock options in 2003.

Capital resources are available from and provided through the Company’s unsecured credit facility. This credit facility, a three-year $125 million variable-rate, revolving loan commitment, was put in place on October 18, 2002. All borrowings under this credit agreement are to be repaid by October 17, 2005. As of March 31, 2003, the Company had $105 million of unused borrowing capacity under this credit facility. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital expenditures needs for the foreseeable future.

Factors That May Affect Future Results and Financial Condition

From time to time, in both written reports and oral statements by senior management, the Company may express its expectations regarding its future performance. These “forward-looking statements” are inherently uncertain, and investors should realize that events could turn out to be other than what senior management expected. Set forth below are some key factors which could affect the Company’s future performance, including its revenues, net income and earnings per share; however, the risks described below are not the only ones the Company faces. Additional risks and uncertainties that are not presently known, or that the Company currently considers immaterial, could also impair the Company’s business operations.

Legislation—There could be a material adverse impact on the Company’s Direct Marketing business due to the enactment of legislation or industry regulations arising from public concern over consumer privacy issues. Restrictions or prohibitions could be placed upon the collection and use of information that is currently legally available.

Data Suppliers—There could be a material adverse impact on the Company’s Direct Marketing business if owners of the data the Company uses were to withdraw the data. Data providers could withdraw their data if there is a competitive reason to do so or if legislation is passed restricting the use of the data.

Acquisitions—In recent years the Company has made a number of acquisitions in its Direct Marketing segment, and it expects to pursue additional acquisition opportunities. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions will be achieved.

Competition—Direct Marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company’s Direct Marketing business faces competition in all of its offerings. The Company’s Shopper business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers and other communications media that operate in the Company’s markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve the Company’s current processes and to develop new products and services could result in the loss of the Company’s customers to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect the Company’s growth.

Qualified Personnel—The Company believes that its future prospects will depend in large part upon its ability to attract, train and retain highly skilled technical, client services and administrative personnel. While dependent on employment levels and general economic conditions, qualified personnel historically have been in great demand and from time to time and in the foreseeable future will likely remain a limited resource.

Postal Rates—The Company’s Shoppers and Direct Marketing services depend on the United States Postal Service (“USPS”) to deliver products. The Company’s Shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company’s Shopper business. Standard postage rates increased at the beginning of the third quarter of 2002. Overall Shopper postage costs are expected to grow moderately as a result of this increase as well as anticipated increases in circulation and insert volumes. Postal rates also influence the demand for the Company’s Direct Marketing services even though the cost of mailings is borne by the Company’s customers and is not directly reflected in the Company’s revenues or expenses.

Paper Prices—Paper represents a substantial expense in the Company’s Shopper operations. In recent years newsprint prices have fluctuated widely, and such fluctuations can materially affect the results of the Company’s operations.

Economic Conditions—Changes in national economic conditions can affect levels of advertising expenditures generally, and such changes can affect each of the Company’s businesses. In addition, revenues from the Company’s Shopper business are dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national and international economics.

Interest Rates—Interest rate movements in Europe and the United States can affect the amount of interest the Company pays related to its debt and the amount it earns on cash equivalents. The Company’s primary interest rate exposure is to interest rate fluctuations in Europe, specifically EUROLIBOR rates due to their impact on interest related to the Company’s $125 million credit facility. The Company also has exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates as these affect the Company’s earnings on its excess cash.

War—War or the threat of war involving the United States could have a significant impact on the Company’s operations. War could substantially affect the levels of advertising expenditures by clients in each of the Company’s businesses. In addition each of the Company’s businesses could be affected by operational disruptions and a shortage of supplies and labor related to such a war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement, which bears interest at floating rates. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of March 31, 2003. The Company does not use derivative financial instruments in its operations.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See index to Exhibits on Page 19.

(b)	The Company filed a report on Form 8-K dated April 7, 2003. The report incorporated the Company’s press release titled “Harte-Hanks To Present At Investor Conferences; Comments On Outlook For 2003”.

The Company filed a report on Form 8-K dated April 24, 2003. The report incorporated the Company’s earnings release for the period ended March 31, 2003.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 14, 2003	/s/ Richard M. Hochhauser
Date	Richard M. Hochhauser President and Chief Executive Officer

I, Richard M. Hochhauser, President and Chief Executive Officer of Harte-Hanks, Inc. (the “Company”) hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

May 14, 2003	/s/ Richard M. Hochhauser
Date	Richard M. Hochhauser President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 14, 2003	/s/ Jacques D. Kerrest
Date	Jacques D. Kerrest Senior Vice President, Finance and Chief Financial Officer

I, Jacques D. Kerrest, Senior Vice President, Finance and Chief Financial Officer of Harte-Hanks, Inc. (the “Company”) hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

May 14, 2003	/s/ Jacques D. Kerrest
Date	Jacques D. Kerrest Senior Vice President, Finance and Chief Financial Officer

Exhibit No.	Description of Exhibit	Page No.

3(a)	Amended and Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

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

10(f)

Form 2 of Severance Agreement between Harte-Hanks, Inc. and certain Executive Officers of the Company, dated as of December 15, 2000 (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

Exhibit No.	Description of Exhibit	Page No.

10(g)

Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000 (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1999 and Incorporated by reference herein).

10(h)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

10(i)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(j)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(k)	Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).

10(l)

Amendment One to Harte-Hanks, Inc. Amended and Restated Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10(m)

Agreement between Harte-Hanks, Inc. and Larry Franklin regarding role of Chairman of the Board of Directors of Harte-Hanks, Inc. dated as of April 1, 2002 (filed as Exhibit 10(m) to the Company’s Form 10-Q for the three months ended March 31, 2002 and Incorporated by reference herein).

10(n)

Three-Year Credit Agreement dated as of October 18, 2002 between Harte-Hanks, Inc. and the Lenders named therein for $125 million (filed as Exhibit 10(n) to the Company’s form 10-Q for the nine months ended September 30, 2002 and incorporated by reference herein).

10(o)	Harte-Hanks 1994 Employee Stock Purchase Plan As Amended (filed as Exhibit 10(o) to the Company’s form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

*21	Subsidiaries of the Company.	21

*99(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22

*99(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

*	Filed herewith