Form 10-Q
period 2003-06-30
HARTE HANKS INC
filed 2003-08-14
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Registrant’s telephone number including area code—210/829-9000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:    $1 par value, 88,754,794 shares as of July 31, 2003.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2003

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	(Unaudited) June 30, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$21,601	$25,026
Accounts receivable, net	133,459	137,679
Inventory	5,407	5,299
Prepaid expenses	13,814	14,070
Current deferred income tax asset	7,475	8,129
Other current assets	6,785	8,409

Total current assets	188,541	198,612

Property, plant and equipment, net	95,819	94,154
Goodwill, net	437,160	436,800
Other intangible assets, net	2,967	3,267
Other assets	3,519	3,899

Total assets	$728,006	$736,732

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,847	$40,746
Accrued payroll and related expenses	17,485	21,854
Customer deposits and unearned revenue	42,086	41,775
Income taxes payable	4,874	9,338
Other current liabilities	6,662	8,048

Total current liabilities	111,954	121,761

Long-term debt	11,367	16,300
Other long-term liabilities	70,782	66,138

Total liabilities	194,103	204,199

Stockholders’ equity
Common stock, $1 par value, 375,000,000 shares authorized. 112,664,477 and 111,534,630 shares issued at June 30, 2003 and December 31, 2002, respectively	112,664	111,535
Additional paid-in capital	229,132	216,149
Retained earnings	756,342	722,231
Less treasury stock: 24,032,684 and 21,329,896 shares at cost at June 30, 2003 and December 31, 2002, respectively	(540,276)	(491,793)
Accumulated other comprehensive loss	(23,959)	(25,589)

Total stockholders’ equity	533,903	532,533

Total liabilities and stockholders’ equity	$728,006	$736,732

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Operating revenues	$233,169	$227,879

Operating expenses
Payroll	82,741	80,123
Production and distribution	84,866	78,769
Advertising, selling, general and administrative	19,319	20,744
Depreciation	7,627	8,112
Intangible amortization	150	150

Total operating expenses	194,703	187,898

Operating income	38,466	39,981

Other expenses (income)
Interest expense	242	222
Interest income	(53)	(71)
Other, net	432	595

	621	746

Income before income taxes	37,845	39,235
Income tax expense	14,763	15,145

Net income	$23,082	$24,090

Basic earnings per common share	$0.26	$0.26

Weighted-average common shares outstanding	88,540	93,917

Diluted earnings per common share	$0.26	$0.25

Weighted-average common and common equivalent shares outstanding	89,999	96,408

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating revenues	$449,489	$442,786

Operating expenses
Payroll	165,210	161,528
Production and distribution	163,570	153,276
Advertising, selling, general and administrative	38,677	37,767
Depreciation	15,433	16,473
Intangible amortization	300	300

Total operating expenses	383,190	369,344

Operating income	66,299	73,442

Other expenses (income)
Interest expense	451	591
Interest income	(100)	(121)
Other, net	1,013	862

	1,364	1,332

Income before income taxes	64,935	72,110
Income tax expense	25,475	27,752

Net income	$39,460	$44,358

Basic earnings per common share	$0.44	$0.47

Weighted-average common shares outstanding	89,187	93,845

Diluted earnings per common share	$0.44	$0.46

Weighted-average common and common equivalent shares outstanding	90,705	96,367

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$39,460	$44,358
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,433	16,473
Intangible amortization	300	300
Amortization of option-related compensation	48	50
Deferred income taxes	3,348	4,228
Other, net	116	139
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	4,220	4,266
Decrease (increase) in inventory	(108)	203
Decrease (increase) in prepaid expenses and other current assets	1,880	(1,050)
Increase in accounts payable	101	1,955
Increase (decrease) in other accrued expenses and other current liabilities	(8,367)	2,131
Other, net	4,019	1,973

Net cash provided by operating activities	60,450	75,026

Cash Flows from Investing Activities
Acquisitions	(343)	(2,791)
Purchases of property, plant and equipment	(16,878)	(6,520)
Proceeds from sale of property, plant and equipment	444	162

Net cash used in investing activities	(16,777)	(9,149)

Cash Flows from Financing Activities
Long-term borrowings	20,000	7,000
Repayment of long-term borrowings	(25,000)	(45,000)
Issuance of common stock	7,453	10,872
Purchase of treasury stock	(44,259)	(47,671)
Issuance of treasury stock	57	47
Dividends paid	(5,349)	(4,570)

Net cash used in financing activities	(47,098)	(79,322)

Net decrease in cash and cash equivalents	(3,425)	(13,445)
Cash and cash equivalents at beginning of year	25,026	30,468

Cash and cash equivalents at end of period	$21,601	$17,023

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2003 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2002	$109,352	$188,158	$640,635	$(384,486)	$(1,293)	$552,366
Common stock issued-employee benefit plans	202	3,131	—	—	—	3,333
Exercise of stock options for cash and by surrender of shares	2,282	13,787	—	(8,498)	—	7,571
Tax benefit of options exercised	—	10,765	—	—	—	10,765
Dividends paid ($0.098 per share)	—	—	(9,149)	—	—	(9,149)
Treasury stock repurchase	(301)	301	—	(98,912)	—	(98,912)
Treasury stock issued	—	7	—	103	—	110
Comprehensive income, net of tax:
Net income	—	—	90,745	—	—	90,745
Adjustmentt for minimum pension liability (net of tax of $17,121)	—	—	—	—	(26,169)	(26,169)
Foreign currency translation adjustment	—	—	—	—	1,873	1,873

Total comprehensive income						66,449

Balance at December 31, 2002	111,535	216,149	722,231	(491,793)	(25,589)	532,533

Common stock issued-employee benefit plans	110	1,585	—	—	—	1,695
Exercise of stock options for cash and by surrender of shares	1,019	6,840	—	(4,294)	—	3,565
Tax benefit of options exercised	—	4,571	—	—	—	4,571
Dividends paid ($0.060 per share)	—	—	(5,349)	—	—	(5,349)
Treasury stock repurchase	—	—	—	(44,259)	—	(44,259)
Treasury stock issued	—	(13)	—	70	—	57
Comprehensive income, net of tax:
Net income	—	—	39,460	—	—	39,460
Foreign currency translation adjustment	—	—	—	—	1,630	1,630

Total comprehensive income						41,090

Balance at June 30, 2003	$112,664	$229,132	$756,342	$(540,276)	$(23,959)	$533,903

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the “Company”).

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Certain prior period amounts have been reclassified for comparative purposes.

Note B – Recent Accounting Pronouncements

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

Note C – Income Taxes

The Company’s quarterly income tax provision of $14.8 million was calculated using an effective income tax rate of approximately 39.0%. The Company’s six month income tax provision of $25.5 million, was calculated using an effective income tax rate of approximately 39.2%. The Company’s effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2003. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

Note D – Stock Split

In May 2002, the Company effected a three-for-two stock split in the form of a 50% stock dividend payable to holders of record on May 20, 2002. All share, per share and average share information in the Consolidated Financial Statements and the Notes thereto have been restated to reflect the stock split.

Note E – Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2003	2002
BASIC EPS
Net Income	$23,082	$24,090

Weighted-average common shares outstanding used in earnings per share computations	88,540	93,917

Earnings per common share	$0.26	$0.26

DILUTED EPS
Net Income	$23,082	$24,090

Shares used in diluted earnings per share computations	89,999	96,408

Earnings per common share	$0.26	$0.25

Computation of shares used in earnings per share computations:
Average outstanding common shares	88,540	93,917
Average common equivalent shares - dilutive effect of option shares	1,459	2,491

Shares used in diluted earnings per share computations	89,999	96,408

	Six Months Ended June 30,
In thousands, except per share amounts	2003	2002
BASIC EPS
Net Income	$39,460	$44,358

Weighted-average common shares outstanding used in earnings per share computations	89,187	93,845

Earnings per common share	$0.44	$0.47

DILUTED EPS
Net Income	$39,460	$44,358

Shares used in diluted earnings per share computations	90,705	96,367

Earnings per common share	$0.44	$0.46

Computation of shares used in earnings per share computations:
Average outstanding common shares	89,187	93,845
Average common equivalent shares - dilutive effect of option shares	1,518	2,522

Shares used diluted in earnings per share computations	90,705	96,367

As of June 30, 2003, the Company had 762,000 antidilutive market price options outstanding which have been excluded from the EPS calculations. As of June 30, 2002 there were no antidilutive market price options outstanding.

Note F – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the Company’s operations in its two different business segments follows:

	Three Months Ended June 30
In thousands	2003	2002
Operating revenues
Direct Marketing	$141,937	$141,899
Shoppers	91,232	85,980

Total operating revenues	$233,169	$227,879

Operating Income
Direct Marketing	$19,207	$22,112
Shoppers	21,263	20,041
Corporate Activities	(2,004)	(2,172)

Total operating income	$38,466	$39,981

Income before income taxes
Operating income	$38,466	$39,981
Interest expense	(242)	(222)
Interest income	53	71
Other, net	(432)	(595)

Total income before income taxes	$37,845	$39,235

	Six Months Ended June 30
In thousands	2003	2002
Operating revenues
Direct Marketing	$276,509	$278,553
Shoppers	172,980	164,233

Total operating revenues	$449,489	$442,786

Operating Income
Direct Marketing	$33,577	$42,161
Shoppers	36,959	35,550
Corporate Activities	(4,237)	(4,269)

Total operating income	$66,299	$73,442

Income before income taxes
Operating income	$66,299	$73,442
Interest expense	(451)	(591)
Interest income	100	121
Other, net	(1,013)	(862)

Total income before income taxes	$64,935	$72,110

Note G – Stock-Based Compensation

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

Had compensation expense for the Company’s options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
In thousands, except per share amounts	2003	2002
Net income – as reported	$23,082	$24,090
Stock-based employee compensation expense, included in reported net income, net of related tax effects	14	2
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(719)	(1,017)

Net income – pro forma	$22,377	$23,075

Basic earnings per share – as reported	$0.26	$0.26
Basic earnings per share – pro forma	$0.25	$0.25
Diluted earnings per share – as reported	$0.26	$0.25
Diluted earnings per share – pro forma	$0.25	$0.24

	Six Months Ended June 30,
In thousands, except per share amounts	2003	2002
Net income – as reported	$39,460	$44,358
Stock-based employee compensation expense, included in reported net income, net of related tax effects	29	30
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,853)	(1,998)

Net income – pro forma	$37,636	$42,390

Basic earnings per share – as reported	$0.44	$0.47
Basic earnings per share – pro forma	$0.42	$0.45
Diluted earnings per share – as reported	$0.44	$0.46
Diluted earnings per share – pro forma	$0.41	$0.44

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Expected dividend yield	0.65%	0.50%
Expected stock price volatility	27.1%	27.8%
Risk free interest rate	3.5%	5.4%
Expected Life of options	3-10 years	3-10 years

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2003	June 30, 2002	Change	June 30, 2003	June 30, 2002	Change
Revenues	$233,169	$227,879	2.3%	$449,489	$442,786	1.5%
Operating expenses	194,703	187,898	3.6%	383,190	369,344	3.7%

Operating income	$38,466	$39,981	-3.8%	$66,299	$73,442	-9.7%

Net income	$23,082	$24,090	-4.2%	$39,460	$44,358	-11.0%

Diluted earnings per share	$0.26	$0.25	4.0%	$0.44	$0.46	-4.3%

Consolidated revenues increased 2.3% to $233.2 million while operating income declined 3.8% to $38.5 million in the second quarter of 2003 when compared to the second quarter of 2002. Overall operating expenses compared to 2002 increased 3.6% to $194.7 million.

Net income declined 4.2% to $23.1 million while diluted earnings per share grew 4.0% to 26 cents per share. The net income decline was a result of the decline in operating income.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2003	June 30, 2002	Change	June 30, 2003	June 30, 2002	Change
Revenues	$141,937	$141,899	0.0%	$276,509	$278,553	-0.7%
Operating expenses	122,730	119,787	2.5%	242,932	236,392	2.8%

Operating income	$19,207	$22,112	-13.1%	$33,577	$42,161	-20.4%

Direct Marketing revenues were flat in the second quarter of 2003 compared to 2002. These results reflect mixed results from Direct Marketing’s largest vertical markets. Direct Marketing had increased revenues from high-tech/telecom and pharmaceutical/healthcare industry sectors while revenues from the financial services and retail industries declined compared to the prior year quarter. Direct Marketing’s select markets group had increased revenues, primarily due to increased revenues from the government/not-for-profit industries. Direct Marketing experienced revenue declines in fulfillment, logistics and software sales, partially offset by increased revenues from direct mail and response management and business-to-business telesales.

Operating expenses increased $2.9 million, or 2.5%, in the second quarter of 2003 compared to 2002. Labor costs increased $1.3 million due to higher pension and healthcare costs. Production and distribution costs increased $4.2 million, primarily driven by costs related to project oriented work. General and administrative expense decreased $1.9 million due to decreased bad debt expense and business services, partially offset by increased professional services. Depreciation expense decreased $0.7 million due to lower capital expenditures in 2002 than in recent prior years.

Direct Marketing revenues decreased $2.0 million, or 0.7%, in the first six months of 2003 compared to the first six months of 2002. These results reflect declines in most of Direct Marketing’s largest vertical markets, including declines in financial services, retail, and pharmaceutical/healthcare. These revenue declines were partially offset by increased revenues from the high-tech/telecom industry and Direct Marketing’s select markets group, primarily the government/not-for-profit and automotive industries.

Operating expenses increased $6.5 million, or 2.8%, in the first half of 2003 compared to the first half of 2002. Labor costs increased $1.4 million due to higher pension expense. Production and distribution costs increased $6.8 million, primarily due to higher transportation, repairs and maintenance, and costs related to project oriented work, partially offset by decreased lease expense. General and administrative expense decreased $0.4 million due to decreased business services and insurance expense partially offset by increased professional services. Depreciation expense decreased $1.3 million due to lower capital expenditures in 2002 than in recent prior years.

Shoppers

Shopper operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2003	June 30, 2002	Change	June 30, 2003	June 30, 2002	Change
Revenues	$91,232	$85,980	6.1%	$172,980	$164,233	5.3%
Operating expenses	69,969	65,939	6.1%	136,021	128,683	5.7%

Operating income	$21,263	$20,041	6.1%	$36,959	$35,550	4.0%

Shopper revenues increased $5.3 million, or 6.1%, in the second quarter of 2003 compared to 2002. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods in California and Florida. From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising, primarily core sales and real estate-related advertising and its distribution products. These increases were partially offset by declines in employment and automotive-related ROP advertising and decreased coupon book revenues.

Operating expenses increased $4.0 million, or 6.1%, in the second quarter of 2003 compared to 2002. Labor costs increased $1.4 million due to higher benefit costs and higher volumes. Production costs increased $1.8 million, including additional postage of $1.0 million due to increased volumes and higher postage rates. General and administrative costs increased $0.6 million due to increased insurance costs and bad debt expense. Depreciation expense increased $0.2 million due to new capital investments to support future growth.

Shopper revenues increased $8.7 million, or 5.3%, in the first six months of 2003 compared to the first six months of 2002. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods in California and Florida. From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising, primarily core sales and real estate-related advertising and its distribution products. These increases were partially offset by declines in employment and automotive-related ROP advertising and decreased revenues from pre-printed inserts and coupon books.

Operating expenses increased $7.3 million, or 5.7%, in the first half of 2003 compared to the first half of 2002. Labor costs increased $2.4 million during the quarter due to higher benefit costs and higher volumes. Production costs increased $3.4 million, including additional postage of $1.8 million due to increased volumes and higher postage rates. General and administrative costs increased $1.3 million due to increased promotion expense and insurance costs. Depreciation expense increased $0.2 million due to new capital investments to support future growth. Partially offsetting these increased operating expenses were decreased paper costs due to lower rates for newsprint.

Other Income and Expense

Other net expense for the second quarter and first half of 2003 primarily consists of currency losses, balance-based bank charges and stockholders expenses.

Interest Expense/Interest Income

Interest expense was flat in the second quarter of 2003 compared to 2002. Interest expense decreased $0.1 million in the first six months of 2003 over the same period in 2002. The decrease was due primarily to lower debt levels and lower interest rates in the first half of 2003.

Interest income was flat in the second quarter and first half of 2003 compared to the same periods in 2002. These results were due to slightly higher average cash and investment balances offset by lower interest rates in the first half of 2003.

Income Taxes

The Company’s income tax expense decreased $0.4 million in the second quarter of 2003 and $2.3 million in the first half of 2003 compared to the same periods in 2002. These changes were due primarily to the changes in pre-tax income levels. The effective tax rate was 39.0% for the second quarter of 2003 and 38.6% for the second quarter of 2002. The effective tax rate was 39.2% for the first half of 2003 and 38.5% for the first half of 2002.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2003 was $60.5 million, compared to $75.0 million for the six months ended June 30, 2002. Net cash outflows from investing activities were $16.8 million for the first six months of 2003 compared to net cash outflows of $9.1 million for the first six months of 2002. The increase in 2003 primarily relates to higher capital expenditures in 2003 than in 2002. Net cash outflows from financing activities were $47.1 million in 2003 compared to net cash outflows of $79.3 million in 2002. The decrease in 2003 is attributable primarily to lower net repayment of borrowings and less spent for the repurchase of treasury stock in 2003, partially offset by a lower amount of cash received from the exercise of stock options in 2003.

Capital resources are available from and provided through the Company’s unsecured credit facility. This credit facility, a three-year $125 million variable-rate, revolving loan commitment, was put in place on October 18, 2002. All borrowings under this credit agreement are to be repaid by October 17, 2005. As of June 30, 2003, the Company had $115 million of unused borrowing capacity under this credit facility. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital expenditures needs for the foreseeable future.

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

Legislation – There could be a material adverse impact on the Company’s Direct Marketing business due to the enactment of legislation or industry regulations, including the recent creation of do-not-call lists, arising from public concern over consumer privacy issues. Restrictions or prohibitions could be placed upon the collection and use of information that is currently legally available.

Data Suppliers – There could be a material adverse impact on the Company’s Direct Marketing business if owners of the data the Company uses were to withdraw the data. Data providers could withdraw their data if there is a competitive reason to do so or if legislation is passed restricting the use of the data.

Acquisitions – Although the Company has not completed any acquisitions in 2003 or 2002, it continues to pursue acquisition opportunities, primarily in its Direct Marketing Segment. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions will be achieved.

Competition – Direct Marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company’s Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. The Company’s Shopper business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers and other communications media that operate in the Company’s markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve the Company’s current processes and to develop new products and services could result in the loss of the Company’s customers to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect the Company’s growth.

Qualified Personnel – The Company believes that its future prospects will depend in large part upon its ability to attract, train and retain highly skilled technical, client services and administrative personnel. While dependent on employment levels and general economic conditions, qualified personnel historically have been in great demand and from time to time and in the foreseeable future will likely remain a limited resource.

Postal Rates – The Company’s Shoppers and Direct Marketing services depend on the United States Postal Service (“USPS”) to deliver products. The Company’s Shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company’s Shopper business. Standard postage rates increased at the beginning of the third quarter of 2002. Overall Shopper postage costs have grown moderately as a result of this increase and are expected to grow further as a result of anticipated increases in circulation and insert volumes. Postal rates also influence the demand for the Company’s Direct Marketing services even though the cost of mailings is borne by the Company’s customers and is not directly reflected in the Company’s revenues or expenses.

Paper Prices – Paper represents a substantial expense in the Company’s Shopper operations. In recent years newsprint prices have fluctuated widely, and such fluctuations can materially affect the results of the Company’s operations.

Economic Conditions – Changes in national economic conditions can affect levels of advertising expenditures generally, and such changes can affect each of the Company’s businesses. In addition, revenues from the Company’s Shopper business are dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national and international economics.

Interest Rates – Interest rate movements in Europe and the United States can affect the amount of interest the Company pays related to its debt and the amount it earns on cash equivalents. The Company’s primary interest rate exposure is to interest rate fluctuations in Europe, specifically EUROLIBOR rates due to their impact on interest related to the Company’s $125 million credit facility. The Company also has exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates as these affect the Company’s earnings on its excess cash.

War – War or the threat of war involving the United States could have a significant impact on the Company’s operations. War could substantially affect the levels of advertising expenditures by clients in each of the Company’s businesses. In addition each of the Company’s businesses could be affected by operational disruptions and a shortage of supplies and labor related to such a war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings are affected by changes in short-term interest rates as a result of its revolving credit agreements, which bear interest at floating rates. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of June 30, 2003. The Company does not use derivative financial instruments in its operations.

The Company’s earnings are also affected by fluctuations in foreign exchange rates as a result of its operations in foreign countries. Due to the level of operations in foreign countries, the impact of fluctuations in foreign exchange rates is not significant to the Company’s overall earnings.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No changes were made in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 6, 2003. At the meeting the stockholders were requested to vote on the following:

To elect David L. Copeland, Peter T. Flawn and Christopher M. Harte as Class I directors for a three-year term. The result of the vote was as follows:

	For	Withheld
David L. Copeland	79,316,637	1,459,398
Peter T. Flawn	78,993,905	1,782,130
Christopher M. Harte	78,995,706	1,780,329

The names of each director whose term of office continued are: Larry Franklin, William K. Gayden, Houston H. Harte, Richard Hochhauser and James L. Johnson.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See index to Exhibits on Page 20.

(b)	The Company filed a report on Form 8-K dated July 23, 2003. The report incorporated the Company’s earnings release for the period ended June 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Companyhas duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 14, 2003	/s/ Richard M. Hochhauser
Date	Richard M. Hochhauser
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 14, 2003	/s/ Dean H. Blythe
Date	Dean H. Blythe
Senior Vice President and Chief Financial Officer

Exhibit No.	Description of Exhibit	Page No.

3(a)	Amended and Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

3(c)	Amendment dated April 30, 1996 to Amended and Restated Certificate of Incorporation (filed as Exhibit 3(c) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

3(d)	Amendment dated May 5, 1998 to Amended and Restated Certificate of Incorporation (filed as Exhibit 3(d) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

3(e)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	21

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	22

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24

*	Filed herewith