Form 10-Q
period 2003-09-30
HARTE HANKS INC
filed 2003-11-14
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value, 87,399,629 shares as of October 31, 2003.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2003

		Page
Part I. Financial Information

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations – Three months ended September 30, 2003 and 2002	4

	Consolidated Statements of Operations – Nine months ended September 30, 2003 and 2002	5

	Consolidated Statements of Cash Flows – Nine months ended September 30, 2003 and 2002	6

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Nine months ended September 30, 2003 and twelve months ended December 31, 2002	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

(a)	Exhibits

(b)	Reports on Form 8-K

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,745	$25,026
Accounts receivable, net	144,294	137,679
Inventory	4,827	5,299
Prepaid expenses	13,977	14,070
Current deferred income tax asset	8,872	8,129
Other current assets	8,392	8,409

Total current assets	210,107	198,612
Property, plant and equipment, net	97,766	94,154
Goodwill, net	437,159	436,800
Other intangible assets, net	2,817	3,267
Other assets	4,225	3,899

Total assets	$752,074	$736,732

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$49,950	$40,746
Accrued payroll and related expenses	20,637	21,854
Customer deposits and unearned revenue	43,082	41,775
Income taxes payable	9,387	9,338
Other current liabilities	8,034	8,048

Total current liabilities	131,090	121,761
Long-term debt	25,000	16,300
Other long-term liabilities	66,079	66,138

Total liabilities	222,169	204,199

Stockholders’ equity
Common stock, $1 par value, 375,000,000 shares authorized. 113,005,465 and 111,534,630 shares issued at September 30, 2003 and December 31, 2002, respectively	113,005	111,535
Additional paid-in capital	232,400	216,149
Retained earnings	776,623	722,231
Less treasury stock: 25,519,571 and 21,329,896 shares at cost at September 30, 2003 and December 31, 2002, respectively	(568,373)	(491,793)
Accumulated other comprehensive loss	(23,750)	(25,589)

Total stockholders’ equity	529,905	532,533

Total liabilities and stockholders’ equity	$752,074	$736,732

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Operating revenues	$239,366	$226,466

Operating expenses
Payroll	82,734	80,123
Production and distribution	89,222	82,944
Advertising, selling, general and administrative	21,656	18,744
Depreciation	7,090	7,849
Intangible amortization	150	150

Total operating expenses	200,852	189,810

Operating income	38,514	36,656

Other expenses (income)
Interest expense	199	285
Interest income	(32)	(37)
Other, net	488	505

	655	753

Income before income taxes	37,859	35,903
Income tax expense	14,935	13,715

Net income	$22,924	$22,188

Basic earnings per common share	$0.26	$0.24

Weighted-average common shares outstanding	88,288	92,115

Diluted earnings per common share	$0.26	$0.24

Weighted-average common and common equivalent shares outstanding	89,571	94,163

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating revenues	$688,855	$669,252

Operating expenses
Payroll	247,944	241,651
Production and distribution	252,792	236,220
Advertising, selling, general and administrative	60,333	56,511
Depreciation	22,523	24,322
Intangible amortization	450	450

Total operating expenses	584,042	559,154

Operating income	104,813	110,098

Other expenses (income)
Interest expense	650	876
Interest income	(132)	(158)
Other, net	1,501	1,367

	2,019	2,085

Income before income taxes	102,794	108,013
Income tax expense	40,410	41,467

Net income	$62,384	$66,546

Basic earnings per common share	$0.70	$0.71

Weighted-average common shares outstanding	88,887	93,270

Diluted earnings per common share	$0.69	$0.70

Weighted-average common and common equivalent shares outstanding	90,327	95,634

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$62,384	$66,546
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22,523	24,322
Intangible amortization	450	450
Amortization of option-related compensation	72	75
Deferred income taxes	9,103	6,645
Other, net	297	510
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable, net	(6,615)	(392)
Decrease in inventory	472	691
Decrease (increase) in prepaid expenses and other current assets	110	(1,119)
Increase in accounts payable	9,204	5,278
Increase (decrease) in other accrued expenses and other current liabilities	(1,252)	1,911
Other, net	(8,836)	2,673

Net cash provided by operating activities	87,912	107,590

Cash Flows from Investing Activities
Acquisitions	(343)	(3,791)
Purchases of property, plant and equipment	(25,683)	(11,903)
Proceeds from sale of property, plant and equipment	444	351

Net cash used in investing activities	(25,582)	(15,343)

Cash Flows from Financing Activities
Long-term borrowings	45,000	14,000
Repayment of long-term borrowings	(36,300)	(52,000)
Issuance of common stock	10,069	12,685
Purchase of treasury stock	(68,483)	(70,474)
Issuance of treasury stock	95	76
Dividends paid	(7,992)	(6,872)

Net cash used in financing activities	(57,611)	(102,585)

Net increase (decrease) in cash and cash equivalents	4,719	(10,338)
Cash and cash equivalents at beginning of year	25,026	30,468

Cash and cash equivalents at end of period	$29,745	$20,130

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2003 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2002	$109,352	$188,158	$640,635	$(384,486)	$(1,293)	$552,366
Common stock issued - employee benefit plans	202	3,131	—	—	—	3,333
Exercise of stock options for cash and by surrender of shares	2,282	13,787	—	(8,498)	—	7,571
Tax benefit of options exercised	—	10,765	—	—	—	10,765
Dividends paid ($0.098 per share)	—	—	(9,149)	—	—	(9,149)
Treasury stock repurchase	(301)	301	—	(98,912)	—	(98,912)
Treasury stock issued	—	7	—	103	—	110
Comprehensive income, net of tax:
Net income	—	—	90,745	—	—	90,745
Adjustmentt for minimum pension liability (net of tax of $17,121)	—	—	—	—	(26,169)	(26,169)
Foreign currency translation adjustment	—	—	—	—	1,873	1,873

Total comprehensive income						66,449

Balance at December 31, 2002	111,535	216,149	722,231	(491,793)	(25,589)	532,533
Common stock issued-employee benefit plans	161	2,376	—	—	—	2,537
Exercise of stock options for cash and by surrender of shares	1,309	8,624	—	(5,767)	—	4,166
Tax benefit of options exercised	—	5,271	—	—	—	5,271
Dividends paid ($0.090 per share)	—	—	(7,992)	—	—	(7,992)
Treasury stock repurchase	—	—	—	(70,928)	—	(70,928)
Treasury stock issued	—	(20)	—	115	—	95
Comprehensive income, net of tax:
Net income	—	—	62,384	—	—	62,384
Foreign currency translation adjustment	—	—	—	—	1,839	1,839

Total comprehensive income						64,223

Balance at September 30, 2003	$113,005	$232,400	$776,623	$(568,373)	$(23,750)	$529,905

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the “Company”).

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Note C - Income Taxes

The Company’s quarterly income tax provision of $14.9 million was calculated using an effective income tax rate of approximately 39.4%. The Company’s nine month income tax provision of $40.4 million, was calculated using an effective income tax rate of approximately 39.3%. The Company’s effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2003. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

Note D - Stock Split

In May 2002, the Company effected a three-for-two stock split in the form of a 50% stock dividend payable to holders of record on May 20, 2002. All share, per share and average share information in the Consolidated Financial Statements and the Notes thereto have been restated to reflect the stock split.

Note E - Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2003	2002
BASIC EPS
Net Income	$22,924	$22,188

Weighted-average common shares outstanding used in earnings per share computations	88,288	92,115

Earnings per common share	$0.26	$0.24

DILUTED EPS
Net Income	$22,924	$22,188

Shares used in diluted earnings per share computations	89,571	94,163

Earnings per common share	$0.26	$0.24

Computation of shares used in earnings per share computations:
Average outstanding common shares	88,288	92,115
Average common equivalent shares - dilutive effect of option shares	1,283	2,048

Shares used in diluted earnings per share computations	89,571	94,163

	Nine Months Ended September 30,
In thousands, except per share amounts	2003	2002
BASIC EPS
Net Income	$62,384	$66,546

Weighted-average common shares outstanding used in earnings per share computations	88,887	93,270

Earnings per common share	$0.70	$0.71

DILUTED EPS
Net Income	$62,384	$66,546

Shares used in diluted earnings per share computations	90,327	95,634

Earnings per common share	$0.69	$0.70

Computation of shares used in earnings per share computations:
Average outstanding common shares	88,887	93,270
Average common equivalent shares - dilutive effect of option shares	1,440	2,364

Shares used diluted in earnings per share computations	90,327	95,634

As of September 30, 2003, the Company had 753,000 antidilutive market price options outstanding which have been excluded from the EPS calculations. As of September 30, 2002 there were no antidilutive market price options outstanding.

Note F – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the Company’s operations in its two different business segments follows:

	Three Months Ended September 30
In thousands	2003	2002
Operating revenues
Direct Marketing	$147,964	$140,872
Shoppers	91,402	85,594

Total operating revenues	$239,366	$226,466

Operating Income
Direct Marketing	$19,712	$17,921
Shoppers	20,719	20,658
Corporate Activities	(1,917)	(1,923)

Total operating income	$38,514	$36,656

Income before income taxes
Operating income	$38,514	$36,656
Interest expense	(199)	(285)
Interest income	32	37
Other, net	(488)	(505)

Total income before income taxes	$37,859	$35,903

	Nine Months Ended September 30
In thousands	2003	2002
Operating revenues
Direct Marketing	$424,473	$419,425
Shoppers	264,382	249,827

Total operating revenues	$688,855	$669,252

Operating Income
Direct Marketing	$53,289	$60,082
Shoppers	57,678	56,208
Corporate Activities	(6,154)	(6,192)

Total operating income	$104,813	$110,098

Income before income taxes
Operating income	$104,813	$110,098
Interest expense	(650)	(876)
Interest income	132	158
Other, net	(1,501)	(1,367)

Total income before income taxes	$102,794	$108,013

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

Had compensation expense for the Company’s options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,
In thousands, except per share amounts	2003	2002
Net income – as reported	$22,924	$22,188
Stock-based employee compensation expense, included in reported net income, net of related tax effects	15	15
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(952)	(1,083)

Net income – pro forma	$21,987	$21,120

Basic earnings per share – as reported	$0.26	$0.24
Basic earnings per share – pro forma	$0.25	$0.23
Diluted earnings per share – as reported	$0.26	$0.24
Diluted earnings per share – pro forma	$0.25	$0.22

	Nine Months Ended September 30,
In thousands, except per share amounts	2003	2002
Net income – as reported	$62,384	$66,546
Stock-based employee compensation expense, included in reported net income, net of related tax effects	44	46
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,805)	(3,081)

Net income – pro forma	$59,622	$63,510

Basic earnings per share – as reported	$0.70	$0.71
Basic earnings per share – pro forma	$0.67	$0.68
Diluted earnings per share – as reported	$0.69	$0.70
Diluted earnings per share – pro forma	$0.66	$0.66

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Expected dividend yield	0.63%	0.50%
Expected stock price volatility	26.7%	27.8%
Risk free interest rate	4.0%	5.4%
Expected Life of options	3-10 years	3-10 years

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Operating results were as follows:

	Three months ended			Nine months ended
In thousands	Sept. 30, 2003	Sept. 30, 2002	Change	Sept. 30, 2003	Sept. 30, 2002	Change
Revenues	$239,366	$226,466	5.7%	$688,855	$669,252	2.9%
Operating expenses	200,852	189,810	5.8%	584,042	559,154	4.5%

Operating income	$38,514	$36,656	5.1%	$104,813	$110,098	-4.8%

Net income	$22,924	$22,188	3.3%	$62,384	$66,546	-6.3%

Diluted earnings per share	$0.26	$0.24	8.3%	$0.69	$0.70	-1.4%

Consolidated revenues increased 5.7% to $239.4 million while operating income increased 5.1% to $38.5 million in the third quarter of 2003 when compared to the third quarter of 2002. Overall operating expenses compared to 2002 increased 5.8% to $200.9 million.

Net income increased 3.3% to $22.9 million while diluted earnings per share grew 8.3% to 26 cents per share. The increase in net income was a result of the increase in operating income.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Nine months ended
In thousands	Sept. 30, 2003	Sept. 30, 2002	Change	Sept. 30, 2003	Sept. 30, 2002	Change
Revenues	$147,964	$140,872	5.0%	$424,473	$419,425	1.2%
Operating expenses	128,252	122,951	4.3%	371,184	359,343	3.3%

Operating income	$19,712	$17,921	10.0%	$53,289	$60,082	-11.3%

Direct Marketing revenues increased $7.1 million or 5.0% in the third quarter of 2003 compared to 2002. These results reflect mixed results from Direct Marketing’s largest vertical markets. Direct Marketing had increased revenues from the high-tech/telecom and healthcare/pharmaceutical industry sectors as well as from its select markets group compared to the third quarter of 2002. Revenues from the financial services and retail industries declined compared to the prior year quarter. Direct Marketing experienced increased revenues in technical support, software sales, business-to-business telesales and consulting projects, partially offset by decreased revenues from fulfillment, data processing and data sales.

Operating expenses increased $5.3 million, or 4.3%, in the third quarter of 2003 compared to 2002. Labor costs increased $1.4 million due to higher healthcare costs and higher payrolls. Production and distribution costs increased $4.3 million, primarily driven by costs related to increased volumes associated with increase revenues. General and administrative expense increased $0.5 million due to increased professional services and insurance costs (including workers compensation), partially offset by decreased business services. Depreciation expense decreased $0.9 million due to lower capital expenditures in 2002 than in recent prior years.

Direct Marketing revenues increased $5.0 million, or 1.2%, in the first nine months of 2003 compared to the first nine months of 2002. Direct Marketing had increased revenues from the high-tech/telecom and healthcare/pharmaceutical industry sectors as well as from its select markets group in the first nine months of 2003 compared to 2002. Revenues from the financial services and retail industries declined compared to the first nine months of the prior year.

Operating expenses increased $11.8 million, or 3.3%, in the first nine months of 2003 compared to 2002. Labor costs increased $2.8 million due to higher payrolls and higher healthcare costs and pension expense. Production and distribution costs increased $11.1 million, primarily due to higher costs related to increased volumes associated with the increased revenues, partially offset by decreased lease expense. General and administrative expense increased $0.1 million due to increased professional services, partially offset by decreased business services. Depreciation expense decreased $2.2 million due to lower capital expenditures in 2002 than in recent prior years.

Shoppers

Shopper operating results were as follows:

	Three months ended			Nine months ended
In thousands	Sept. 30, 2003	Sept. 30, 2002	Change	Sept. 30, 2003	Sept. 30, 2002	Change
Revenues	$91,402	$85,594	6.8%	$264,382	$249,827	5.8%
Operating expenses	70,683	64,936	8.9%	206,704	193,619	6.8%

Operating income	$20,719	$20,658	0.3%	$57,678	$56,208	2.6%

Shopper revenues increased $5.8 million, or 6.8%, in the third quarter of 2003 compared to 2002. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods in California and Florida. From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising, primarily core sales and real estate-related advertising, and its distribution products. These increases were partially offset by declines in automotive-related ROP advertising and decreased coupon book revenues.

Operating expenses increased $5.7 million, or 8.9%, in the third quarter of 2003 compared to 2002. Labor costs increased $1.3 million due to higher benefit costs and higher volumes. Production costs increased $2.0 million, including additional postage of $0.9 million due to increased volumes and higher postage rates. General and administrative costs increased $2.3 million due to increased insurance costs (including workers compensation), bad debt expense and promotion expense. Depreciation expense increased $0.1 million due to new capital investments to support future growth.

Shopper revenues increased $14.6 million, or 5.8%, in the first nine months of 2003 compared to the first nine months of 2002. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods in California and Florida. From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising, primarily core sales and real estate-related advertising, and its distribution products. These increases were partially offset by declines in automotive-related ROP advertising and decreased revenues from pre-printed inserts and coupon books.

Operating expenses increased $13.1 million, or 9.0%, in the first nine months of 2003 compared to the first nine months of 2002. Labor costs increased $3.7 million due to higher benefit costs and higher volumes. Production costs increased $5.4 million, including additional postage of $2.7 million due to increased volumes and higher postage rates. General and administrative costs increased $3.6 million due to increased insurance costs (including workers compensation), promotion expense and bad debt expense. Depreciation expense increased $0.4 million due to new capital investments to support future growth.

Other Income and Expense

Other net expense for the first nine months of 2003 primarily consists of currency losses, balance-based bank charges and stockholders expenses.

Interest Expense/Interest Income

Interest expense decreased $0.1 million in the third quarter of 2003 and $0.2 million in the first nine months of 2003 over the same periods in 2002. The decrease in interest expense was due primarily to lower debt levels and lower interest rates during the first nine months of 2003.

Interest income was flat in the third quarter and first nine months of 2003 compared to the same periods in 2002. These results were due to slightly higher average cash and investment balances offset by lower interest rates in the first nine months of 2003.

Income Taxes

The Company’s income tax expense increased $1.2 million in the third quarter of 2003 and decreased $1.1 million in the first nine months of 2003 compared to the same periods in 2002. These changes were due primarily to the changes in pre-tax income levels. The effective tax rate was 39.4% for the third quarter of 2003 and 38.2% for the third quarter of 2002. The effective tax rate was 39.3% for the first nine months of 2003 and 38.4% for the first nine months of 2002.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2003 was $87.9 million, compared to $107.6 million for the nine months ended September 30, 2002. Net cash outflows from investing activities were $25.6 million for the first nine months of 2003 compared to net cash outflows of $15.3 million for the first nine months of 2002. The increase in 2003 primarily relates to higher capital expenditures in 2003 than in 2002. Net cash outflows from financing activities were $57.6 million in 2003 compared to net cash outflows of $102.6 million in 2002. The decrease is attributable primarily to net borrowings of $8.7 million during the first nine months of 2003 compared to net repayment of borrowings of $38.0 million during the first nine months of 2002.

Capital resources are available from and provided through the Company’s unsecured credit facility. This credit facility, a three-year $125 million variable-rate, revolving loan commitment, was put in place on October 18, 2002. All borrowings under this credit agreement are to be repaid by October 17, 2005. As of September 30, 2003, the Company had $100 million of unused borrowing capacity under this credit facility. Management believes that its credit facilities, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions and capital expenditures needs for the foreseeable future.

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

Legislation — There could be a material adverse impact on the Company’s Direct Marketing business due to the enactment of legislation or industry regulations, including the recent creation of do-not-call lists, arising from public concern over consumer privacy issues. Restrictions or prohibitions could be placed upon the collection and use of information that is currently legally available. Legislation enacted in the State of California affected employers in that state in general could also have a material adverse impact on the Company’s Shopper business.

Data Suppliers – There could be a material adverse impact on the Company’s Direct Marketing business if owners of the data the Company uses were to withdraw the data. Data providers could withdraw their data if there is a competitive reason to do so or if legislation is passed restricting the use of the data.

Acquisitions — Although the Company has not completed any acquisitions in 2003 or 2002, it continues to pursue acquisition opportunities, primarily in its Direct Marketing Segment. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions will be achieved.

Competition — Direct Marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company’s Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. The Company’s Shopper business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers and other communications media that operate in the Company’s markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve the Company’s current processes and to develop new products and services could result in the loss of the Company’s customers to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect the Company’s growth.

Qualified Personnel — The Company believes that its future prospects will depend in large part upon its ability to attract, train and retain highly skilled technical, client services and administrative personnel. While dependent on employment levels and general economic conditions, qualified personnel historically have been in great demand and from time to time and in the foreseeable future will likely remain a limited resource.

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

Paper Prices — Paper represents a substantial expense in the Company’s Shopper operations. In recent years newsprint prices have fluctuated widely, and such fluctuations can materially affect the results of the Company’s operations.

Economic Conditions — Changes in national economic conditions can affect levels of advertising expenditures generally, and such changes can affect each of the Company’s businesses. In addition, revenues from the Company’s Shopper business are dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national and international economics.

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

War – War or the threat of war involving the United States could have a significant impact on the Company’s operations. War or the threat of war could substantially affect the levels of advertising expenditures by clients in each of the Company’s businesses. In addition each of the Company’s businesses could be affected by operational disruptions and a shortage of supplies and labor related to such a war or threat of war.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings are affected by changes in short-term interest rates as a result of its revolving credit agreements, which bear interest at floating rates. The Company does not believe that it has significant exposure to market risks associated with changing interest rates as of September 30, 2003. The Company does not use derivative financial instruments in its operations.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. See index to Exhibits on Page 20.

(b)	The Company filed a report on Form 8-K dated October 22, 2003. The report incorporated the Company’s earnings release for the period ended September 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 14, 2003	/s/ RICHARD M. HOCHHAUSER

Date	Richard M. Hochhauser President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 14, 2003	/s/ DEAN H. BLYTHE

Date	Dean H. Blythe Senior Vice President and Chief Financial Officer

Exhibit No.	Description of Exhibit	Page No.

3(a)	Amended and Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

3(c)	Amendment dated April 30, 1996 to Amended and Restated Certificate of Incorporation (filed as Exhibit 3(c) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

3(d)	Amendment dated May 5, 1998 to Amended and Restated Certificate of Incorporation (filed as Exhibit 3(d) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

3(e)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	21

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	22

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24

*	Filed herewith