Form 10-K/A
period 2002-12-31
HARTE HANKS INC
filed 2004-02-24
CIK 45919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to

Commission File Number 1-7120

HARTE-HANKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Concord Plaza Drive San Antonio, Texas	78216
(Address of principal executive officers)	(Zip Code)

Registrant’s telephone number, including area code — 210-829-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

Common Stock – 90,301,699

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

Explanatory Note

This amendment is being filed to (1) add the signature of the Chief Accounting Officer on Form 10-K for the fiscal year ended December 31, 2002, and (2) reflect the proper date of the signatures on the Section 906 Certifications (Exhibits 99 (c) and (d)).

No other information included in the original report on Form 10-K is amended by this Form 10-K/A.

(1)

Date: February 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Richard Hochhauser	/s/ Dean Blythe

Richard Hochhauser President and Chief Executive Officer	Dean Blythe Senior Vice President and Chief Financial Officer

/s/ Jessica Huff	/s/ Larry Franklin

Jessica Huff Vice President, Finance and Chief Accounting Officer	Larry Franklin, Chairman

/s/ Houston H. Harte	/s/ James L. Johnson

Houston H. Harte, Vice Chairman	James L. Johnson, Director

/s/ William K. Gayden	/s/ David L. Copeland

William K. Gayden, Director	David L. Copeland, Director

/s/ Dr. Peter T. Flawn	Judy C. Odom

Dr. Peter T. Flawn, Director	Judy C. Odom, Director

Christopher M. Harte	/s/ William F. Farley

Christopher M. Harte, Director	William F. Farley, Director

2

(2)

Updated Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are attached. These Section 906 Certifications (Exhibits 99 (c) and (d)) are updated to properly reflect the date of the signatures and supersede the previously submitted Section 906 Certifications.

3