Form 10-K
period 2003-12-31
HARTE HANKS INC
filed 2004-03-15
CIK 45919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒     No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the $19.00 per share closing price for the Company’s Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003): approximately $1,109,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of January 31, 2004: 87,530,704

Documents incorporated by reference:

Portions of the Proxy Statement for the Company’s May 18, 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Harte-Hanks, Inc.

Form 10-K Report

December 31, 2003

ITEM 1. BUSINESS

INTRODUCTION

Harte-Hanks is a worldwide direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers.

The Company’s direct marketing business operates both nationally and internationally, while its shopper business operates in selected local and regional markets in California and Florida. The Company believes that marketing continues to undergo a transition from traditional mass media marketing to direct and targeted marketing. The transition is being driven by the increasing sophistication and efficiency of technology and a growing need among marketers to customize the products and services they offer to customers. Direct marketing, which represented 62% of the Company’s revenues in 2003, is a leader in the movement toward highly targeted marketing. The Company’s shopper business applies similar targeting principles. Harte-Hanks strategy is based on five key elements: being a market leader in each of its businesses; increasing revenues through growing its base businesses; introducing new products; entering new markets and making acquisitions; using technology to create competitive advantages; employing people who delight its clients; and creating shareholder value.

Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920’s by Houston Harte and Bernard Hanks. In 1972, the Company went public and was listed on the New York Stock Exchange. The Company became private in a leveraged buyout initiated by management in 1984. In 1993, the Company again went public and listed its common stock on the NYSE. In 1997, the Company sold all of its remaining traditional media operations (consisting of newspapers, television and radio companies) in order to focus all of its efforts on two business segments - direct marketing services and shoppers operations.

Harte-Hanks provides public access to all reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “1934 Act”). These documents may be accessed free of charge on Harte-Hanks’ website at the following address: http://www.harte-hanks.com. Since November 15, 2002, these documents have been provided as soon as practical after they are filed with the SEC. The documents may also be found at the SEC’s website at http://www.sec.gov.

DIRECT MARKETING

General

Harte-Hanks operates a worldwide direct and targeted marketing company that provides direct marketing services to a wide range of local, regional, national and international consumer and business-to-business marketers. The Company utilizes advanced technologies to enable its clients to identify, reach, influence and nurture their customers. The Company believes that developments in technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct marketing services. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services organized around five solution points: Construct and update the database – Access the data – Analyze the data – Apply the knowledge – Execute the programs. The Company’s client base is both domestic and international. In 2003, Harte-Hanks Direct Marketing had revenues of $584.8 million, which accounted for approximately 62% of the Company’s total revenues.

Harte-Hanks Direct Marketing uses technology as an enabler to capture, analyze and disseminate customer and prospect data across all points of customer contact. The Company helps clients manage the inquiries they receive from their marketing efforts, whether from Web sites, e-mail, toll-free numbers, trade shows or other sources. These inquiries, or leads, are qualified, tracked and distributed both to appropriate sales channels and to client management for analysis, decision-making and/or additional interaction in order for clients to more effectively manage their customer and prospect relationships. Using proprietary software and open software solutions, the Company also builds contact databases for its clients using the information gained from these activities. These databases help clients measure the return on their marketing communications and make more informed decisions about future marketing efforts.

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

The Company continued to develop new solutions and enhance its products through several new strategic initiatives during 2003. Harte-Hanks expanded its CI Technology Database™, a market intelligence tool that profiles technology platforms at hundreds of thousands of business locations on three continents, to include data on small and medium-sized businesses. Over the past year, Harte-Hanks has added comprehensive data on 220,000 small and medium-sized business locations in North America. The Company released Trillium Software System® Version 6 Unicode Edition for the Chinese and Korean markets. The Company also had two mail processing facilities certified by the United States Postal Service for compliance with its Mail Preparation Total Quality Management (MPTQM) program, making the facilities the first of their kind in the country to earn this quality distinction. MPTQM is a systematic prevention-based approach for managing the quality of the mail preparation process.

Depending on the needs of its clients, Harte-Hanks Direct Marketing capabilities are provided in an integrated approach through 37 facilities worldwide. Each of these centers possess some industry specialization and are linked together to support certain clients that experience volume spikes or seek high-growth needs. The Company also provides direct marketing services internationally through nine offices located outside of the United States.

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

Direct Marketing Facilities

Direct marketing services are provided at the following facilities:

National Offices

Austin, Texas

Baltimore, Maryland

Bellmawr, New Jersey

Billerica, Massachusetts

Bloomfield, Connecticut

Cincinnati, Ohio

Clearwater, Florida

Deerfield Beach, Florida

East Bridgewater, Massachusetts

Fort Worth, Texas

Fullerton, California

Glen Burnie, Maryland

Grand Prairie, Texas

Jacksonville, Florida

Lake Katrine, New York

Lake Mary, Florida

Langhorne, Pennsylvania

Monroe Township, New Jersey

New York, New York

Ontario, California

River Edge, New Jersey

San Diego, California

Shawnee, Kansas

Sterling Heights, Michigan

Valencia, California

Vineland, New Jersey

Westville, New Jersey

Wilkes-Barre, Pennsylvania

National Sales Headquarters

Cincinnati, Ohio

International Offices

Dublin, Ireland

Hasselt, Belgium

London, United Kingdom

Madrid, Spain

Melbourne, Australia

São Paulo, Brazil

Sevres, France

Stuttgart, Germany

Uxbridge, United Kingdom

For more information please refer to Item 2 - Properties.

Competition

The Harte-Hanks direct marketing business faces competition from other direct marketing companies in each sector, as well as from print and electronic media and other forms of advertising. Harte-Hanks believes that its capabilities, combined with its national production capability, industry focus and ability to offer a full range of integrated services, enable the Company to compete effectively.

SHOPPERS

General

Harte-Hanks is the largest publisher of advertising shoppers in North America, based on weekly circulation and revenues, and is the only national targeted media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications delivered free by third-class mail to all households in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.

As of December 31, 2003, Shoppers delivered more than 10 million shopper packages in four major markets each week covering the greater Los Angeles market (Los Angeles County, Orange County, Riverside County, San Bernardino County, Ventura County and Kern County), the greater San Diego market, Northern California (San Jose, Sacramento and Stockton) and South Florida (Dade County and Broward County). Two editions of the shopper publication are delivered to approximately 220,000 households in South Orange County where both an “early” and “late” edition PennySaver is published each week. The Company’s California publications account for 88% of Shoppers’ weekly circulation.

Harte-Hanks publishes 877 individual shopper editions each week distributed to zones of approximately 12,200 households each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. The Company believes that its zoning capabilities and production technologies have enabled it to saturate and target areas in a number of ways including geographic, demographic, lifestyle, behavioral and language allowing its advertisers to effectively target their customers. The Company’s strategy is to increase its share of local advertising in its existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas. In 2003, Harte-Hanks Shoppers had revenues of $359.8 million, accounting for approximately 38% of the Company’s total revenues.

The Company continued to develop new solutions and enhance its products through several strategic initiatives during 2003. Harte-Hanks Shoppers Northern California PennySaver began the transition to its new manufacturing facility and is expected to complete its relocation by the end of March, 2004. The new facility and associated equipment investment will provide Shoppers with the needed capacity for significant geographic expansion in Northern California. Harte-Hanks Shoppers launched Dreams, a four-color heatset magazine targeting travel, entertainment and lifestyle advertisers. The product is inserted into the PennySaver in higher-income markets of Southern California. Harte-Hanks Shoppers invested in color capacity for the San Diego market. The San Diego PennySaver now has the capability of having spot color on every page including color classifieds. Shoppers also introduced computer-to-plate (CTP) equipment in its greater Los Angeles manufacturing plants resulting in film and labor savings.

During 2003, Shoppers’ circulation coverage increased by approximately 485,000 households through geographic expansion and household growth in the markets Shoppers already serves. During the year distribution for the Harte-Hanks Shoppers publication The Flyer located in south Florida, geographically expanded by 27,700 households in the south Broward County market, expanded by 15,000 homes in Fort

Lauderdale, and added 66,000 homes to its circulation by expanding into the communities of Pompano Beach and Coconut Creek. Harte-Hanks Shoppers Pennysaver publication in Southern California increased its coverage of the Southeast Los Angeles market by 44,000 households, added 26,000 homes in the Silverlake neighborhood and expanded into Bakersfield, adding 167,000 homes, during 2003. The Company believes that expansions provide increased revenues and, ultimately, increased operating income as the publications in these new areas mature. The Company now reaches almost 9.2 million households in California, or nearly 77% of the state’s total.

Publications

The following table sets forth certain information with respect to shopper publications:

		December 31, 2003
Market	Publication Name	Circulation	Number of Zones
Greater Los Angeles	PennySaver	5,394,000	466
Greater San Diego	PennySaver	1,743,500	141
Northern California	PennySaver	2,259,000	166
South Florida	The Flyer	1,308,300	104

Total:		10,704,800	877

Shopper publications contain classified and display advertising and are primarily delivered to consumers’ homes by third-class saturation mail. The typical shopper publication contains approximately 47 pages and is 7 by 9 1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; “print and deliver” single-sheet inserts designed and printed by the Company; coupon books; preprinted inserts, and four-color glossy flyers printed by third party printers. In addition, Shoppers offer advertising over its internet sites – www.pennysaverusa.com for its California publications and www.theflyer.com for its South Florida publication.

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

Sales and Marketing

The Company maintains local Shoppers sales offices throughout its geographic markets and employs more than 620 commissioned sales representatives who develop both targeted and saturation advertising programs for customers. The sales organization provides service to both national and local advertisers through its telemarketing departments and field sales representatives. Shopper customers vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core customers continue to be local service businesses and small retailers. The Company also focuses its marketing efforts on larger national accounts by emphasizing its ability to deliver saturation advertising in defined zones, or even partial zones for inserts, in combination with advertising in the shopper publication.

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

Shoppers Facilities

Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has five production facilities – three in Southern California, one in Northern California and one in its Florida market – and 30 sales offices.

For more information please refer to Item 2 - Properties.

Competition

Harte-Hanks shoppers compete primarily with metropolitan daily newspapers, shared mail packages and other local advertising media. Shoppers also compete in varying degrees for advertisers and readers with magazines, radio, broadcast and cable television, directories, internet sites, other shoppers and other communications media that operate in their markets. The Company believes that its production systems and technology, which enable it to publish separate editions in narrowly targeted zones, and it’s local ad content, allow it to compete effectively, particularly in large markets with high media fragmentation.

EMPLOYEES

As of December 31, 2003, Harte-Hanks employed 6,371 full-time employees and 655 part-time employees, as follows: direct marketing – 4,371 full-time and 294 part-time employees; shoppers – 1,981 full-time and 360 part-time employees; and corporate office – 19 full-time employees and 1 part-time employee. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

The Harte-Hanks executive offices are located in San Antonio, Texas and occupy approximately 17,000 square feet of leased premises. The Company’s business is conducted in facilities worldwide containing aggregate space of approximately 3.5 million square feet. Approximately 3.2 million square feet are held under leases, which expire at dates through 2023. The balance of the properties, used in the Company’s Southern California shopper operations, Westville, New Jersey direct marketing operations and Hasselt, Belgium direct marketing operations, are owned by the Company.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The Company’s common stock is listed on the New York Stock Exchange (symbol: HHS). The reported high and low quarterly sales price ranges for 2003 and 2002 were as follows:

	2003		2002
	High	Low	High	Low
First Quarter	19.56	17.10	21.13	17.64
Second Quarter	19.65	17.19	22.68	19.29
Third Quarter	19.98	18.35	21.43	16.05
Fourth Quarter	22.15	18.41	20.38	17.45

In 2003, quarterly dividends were paid at the rate of 3.0 cents per share. In the first quarter of 2002, dividends were paid at the rate of 2.3 cents per share. In the second, third and fourth quarters of 2002, quarterly dividends were paid at the rate of 2.5 cents per share.

As of January 1, 2004, there are approximately 2,900 holders of record.

Incorporated herein by reference from the information in the Company’s definitive proxy statement for the May 18, 2004 Annual Meeting of Stockholders under the caption “Management — Directors and Executive Officers.”

Equity Compensation Plan Information

The following table sets forth certain information concerning securities authorized for issuance under equity compensation plans approved by the Company’s stockholders. The Company did not have any equity compensation plans that were not approved by the Company’s stockholders in 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	7,377,984	(1)	$14.21	5,527,542	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

(1)	Options to be issued under the 1991 Stock Option Plan
(2)	Includes 271,616, 2,999,787 and 2,256,139 shares available under the Director Stock Plan, the 1994 Employee Stock Purchase Plan and the 1991 Stock Option Plan, respectively.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary

In thousands, except per share amounts	2003	2002	2001	2000	1999
Statement of Operations Data
Revenues	$944,576	$908,777	$917,928	$960,773	$829,752
Operating expenses
Payroll, production and distribution	687,738	649,539	649,552	686,502	606,676
Advertising, selling, general and administrative	80,318	76,222	79,826	92,330	70,060
Depreciation	29,433	32,128	32,079	28,494	24,126
Goodwill and intangible amortization	600	600	16,841	15,226	10,662

Total operating expenses	798,089	758,489	778,298	822,552	711,524

Operating income	146,487	150,288	139,630	138,221	118,228
Interest expense, net	687	934	2,578	(384)	(5,313)
Net Income	87,362	90,745	79,684	81,886	72,941
Earnings per common share—diluted	0.97	0.96	0.82	0.78	0.67
Cash dividends per common share	0.12	0.10	0.08	0.07	0.05
Weighted-average common and common equivalent shares outstanding—diluted	89,982	94,872	97,174	104,480	108,216
Adjusted Data to exclude amortization of goodwill, net of tax effect (a)
Net Income	87,362	90,745	91,700	92,638	80,707
Earnings per common share—diluted	0.97	0.96	0.94	0.89	0.75
Segment Data
Revenues
Direct Marketing	584,804	573,826	601,901	662,044	559,262
Shoppers	359,772	334,951	316,027	298,729	270,490

Total revenues	$944,576	$908,777	$917,928	$960,773	$829,752

Operating income
Direct Marketing	$76,641	$83,872	$85,020	$91,450	$79,164
Shoppers	78,007	74,564	63,398	55,710	47,015
General corporate	(8,161)	(8,148)	(8,788)	(8,939)	(7,951)

Total operating income	$146,487	$150,288	$139,630	$138,221	$118,228

Operating income excluding amortization of goodwill (a)
Direct Marketing	$76,641	$83,872	$97,171	$102,172	$85,657
Shoppers	78,007	74,564	67,470	59,781	51,084
General corporate	(8,161)	(8,148)	(8,788)	(8,939)	(7,951)

Total operating income	$146,487	$150,288	$155,853	$153,014	$128,790

Capital expenditures	$31,915	$17,358	$26,445	$36,465	$28,928
Balance Sheet Data (at end of period)
Property, plant and equipment, net	$97,747	$94,154	$109,428	$112,065	$106,250
Goodwill and other intangibles, net	439,823	440,067	438,325	439,148	409,791
Total assets	759,130	736,732	771,049	807,105	769,427
Total long term debt	5,000	16,300	48,312	65,370	5,000
Total stockholders’ equity	$555,598	$532,533	$552,366	$551,003	$577,618

a	Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which established new accounting and reporting requirements for goodwill and other intangible assets and eliminated the amortization of goodwill. See Note A of the “Notes to Consolidated Financial Statements” for further discussion of SFAS No. 142.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s overall performance reflects its commitment to its strategy of remaining a market leader in the targeted media industry, introducing new products and entering new markets, investing in technology and people, and increasing shareholder value. Harte-Hanks is a worldwide, direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services organized around five solution points: Construct and update the database – Access the data – Analyze the data – Apply the knowledge – Execute the programs. Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, with shoppers that are zoned into 877 separate editions reaching more than 10 million households in California and Florida each week.

Harte-Hanks derives its revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Shoppers operate in local markets and are largely affected by the strength of the local economies. The Company’s principal expense items are payroll, postage and transportation.

Results of Operations

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, under which goodwill is no longer amortized for book purposes (See Note A of the “Notes to Consolidated Financial Statements”, included herein). For the purposes of the Management’s Discussion and Analysis section of this report, all 2001 results have been restated as if SFAS No. 142 had been adopted for the year.

Operating results were as follows:

In thousands	2003	% Change	2002	% Change	2001 (1)
Revenues	$944,576	3.9	$908,777	-1.0	$917,928
Operating expenses	798,089	5.2	758,489	-0.5	762,075

Operating income	$146,487	-2.5	$150,288	-3.6	$155,853

(1)	Results as if SFAS 142 had been adopted for the period. Reported results for the year ended December 31, 2001, including goodwill amortization, were operating expenses of $778,298 and operating income of $139,630.

Consolidated revenues increased 3.9% to $944.6 million while operating income declined 2.5% to $146.5 million in 2003 compared to 2002. Overall operating expenses increased 5.2% to $798.1 million. The Company’s overall results reflect revenue increases in both its Direct Marketing and Shoppers segments. Declines in operating income in the Company’s Direct Marketing segment were partially offset by increased operating income in the Shoppers segment.

The Company’s overall 2002 results reflect revenue and operating income declines in its Direct Marketing segment, partially offset by increased revenue and operating income from the Shoppers segment.

Direct Marketing

Direct Marketing operating results were as follows:

In thousands	2003	% Change	2002	% Change	2001 (1)
Revenues	$584,804	1.9	$573,826	-4.7	$601,901
Operating expenses	508,163	3.7	489,954	-2.9	504,730

Operating income	$76,641	-8.6	$83,872	-13.7	$97,171

(1)	Results as if SFAS 142 had been adopted for the period. Reported results for the year ended December 31, 2001, including goodwill amortization, were operating expenses of $516,881 and operating income of $85,020.

Direct Marketing revenues increased $11.0 million, or 1.9%, in 2003 compared to 2002. Direct Marketing had a challenging first half of 2003 as the war in Iraq and sluggish U.S. economy negatively impacted Direct Marketing’s business. This slow start was difficult to recover from and is reflected in the full year 2003 results. Direct Marketing revenues stabilized in the second quarter of 2003, and this performance was followed by modest growth in the second half of the year.

From a vertical market perspective, revenues from the high-tech/telecom vertical market grew throughout 2003, ending up with double-digit growth for the year over 2002. The company’s select market group, particularly the government/non-profit and manufacturing industries, also had growth in each quarter of 2003 and ended up with double-digit growth for the year over 2002. Revenues from the retail vertical market, Direct Marketing’s largest vertical market in terms of annual revenue, were flat in the first quarter of 2003 and then declined each remaining quarter of 2003 versus the same periods in 2002, ending the year down compared to full year 2002. Revenues from the financial services vertical market were down for the first three quarters of 2003 and the full year of 2003 compared to the same periods in 2002, but rebounded to show solid growth in the fourth quarter of 2003 compared to the fourth quarter of 2002. Revenues from the pharmaceutical/healthcare vertical market were down in the first quarter, but increased in the last three quarters of 2003 compared to 2002 and ended up flat for the full year 2003 compared to 2002.

From a service offering perspective, Direct Marketing experienced increased revenues in business-to-business telesales, technical support, consulting projects and personalized direct mail. These increases were partially offset by revenue declines in data processing, fulfillment, data sales, logistics operations and internet services.

The Company has not seen any material change in the competitive landscape during 2003. Revenues from the Company’s vertical markets are impacted by the economic fundamentals of each vertical market as well as the financial condition of specific customers.

Operating expenses increased $18.2 million, or 3.7%, in 2003 compared to 2002. Labor costs increased $4.6 million as a result of higher payrolls due to higher volumes, and higher healthcare costs. Production and distribution costs increased $16.7 million, primarily due to higher temporary labor costs and outsourcing costs. General and administrative expenses increased $0.1 million due to an increase in professional services, partially offset by a decrease in business services. Depreciation expense decreased $3.2 million due to lower capital expenditures in 2002 than in recent prior years. Direct Marketing’s largest cost components are labor and transportation, and both of these costs are variable and tend to fluctuate with revenues and the demand for the Company’s Direct Marketing services. Continuing increases in healthcare costs also affected Direct Marketing’s total labor costs during 2003 and are expected to continue to impact the segment’s labor costs and total operating expenses in 2004.

Direct Marketing revenues decreased $28.1 million, or 4.7%, in 2002 compared to 2001. These results reflect revenue declines in most of the company’s largest vertical markets including financial services, retail and pharmaceutical/healthcare. Revenues from the high-tech/telecom vertical market sector were flat compared to 2001. The segment’s select markets group had increased revenues, primarily from the automotive and energy sectors, that were largely attributable to the November 2001 acquisition of Sales Support Services, Inc. Direct

Marketing experienced revenue declines in data sales, data processing, internet services, consulting services, personalized direct mail and targeted mail businesses partially offset by increased revenues from software sales, logistics operations and agency type business. Direct Marketing revenues were also affected by the 2001 acquisition noted above.

Operating expenses decreased $14.8 million, or 2.9%, in 2002 compared to 2001. Labor costs decreased $19.0 million due to lower volumes and staff reductions. Production and distribution costs increased $6.7 million, primarily due to higher transportation costs related to higher logistics revenues and higher temporary labor costs. General and administrative expenses decreased $2.8 million due to a decrease in bad debt expense, professional services and business services. Depreciation expense increased $0.3 million due to new capital investments to support future growth and improve efficiencies. Operating expenses were also impacted by the 2001 acquisition noted above.

Shoppers

Shoppers operating results were as follows:

In thousands	2003	% Change	2002	% Change	2001 (1)
Revenues	$359,772	7.4	$334,951	6.0	$316,027
Operating expenses	281,765	8.2	260,387	4.8	248,557

Operating income	$78,007	4.6	$74,564	10.5	$67,470

(1)	Results as if SFAS 142 had been adopted for the period. Reported results for the year ended December 31, 2001, including goodwill amortization, were operating expenses of $252,629 and operating income of $63,398.

Shoppers revenues increased $24.8 million, or 7.4%, in 2003 compared to 2002. Revenue increases were the result of improved sales in established markets, geographic expansions into new neighborhoods and household growth in existing neighborhoods in California and Florida, and the once every six year occurrence of one extra publication week in 2003. Total Shoppers circulation increased by approximately 485,000 households during 2003 and at December 31, 2003 Shoppers circulation reached approximately 10.5 million households (including 220,000 households in South Orange County California where Shoppers publish two editions each week). During the year distribution for the Harte-Hanks Shoppers publication The Flyer located in South Florida, expanded geographically by 27,700 households in the South Broward County market, 15,000 homes in Fort Lauderdale and 66,000 homes in Pompano Beach and Coconut Creek. The Harte-Hanks Shoppers Pennysaver publication in Southern California increased its geographic coverage of the Southeast Los Angeles market by 44,000 households, added 26,000 homes in the Silverlake neighborhood and expanded into Bakersfield, adding 167,000 homes. The Company began moving into a new facility with greater capacity in Northern California in the fourth quarter of 2003 in order to further expand circulation in that area. The Company believes that expansions provide increased revenue opportunities and plans to cover an additional circulation of 300,000 to 500,000 households per year in each of the next few years in Northern California, Southern California and South Florida. Newer areas initially tend to contribute less from a revenue per thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising, primarily core sales and real estate-related advertising, and its distribution products. These increases were partially offset by declines in automotive-related ROP advertising and decreased coupon book revenues.

Excluding the extra publication week mentioned above, Shoppers revenue increased 6.0% over 2002. In 2004 Shoppers circulation will return to the normal 52 week publication cycle.

Shoppers operating expenses rose $21.4 million, or 8.2%, in 2003 compared to 2002. Labor costs increased $7.3 million due to increased staff, higher volumes and higher benefit costs. Production costs increased $9.9 million, including additional postage of $5.2 million due to higher postage rates for the first half of 2003 and increased volumes for the full year. General and administrative costs increased $3.7 million due to increased insurance costs (including workers’ compensation), promotion costs and bad debt expense. Depreciation expense increased $0.5 million due to new capital investments to support future growth. Shoppers operating expenses were also impacted by the move into the new facility in Northern California and the once every six year occurrence of one extra publication week in 2003. Shoppers largest cost components are labor, postage and paper. Shoppers’ labor costs are variable and tend to fluctuate with volumes and revenues. Continuing increases in healthcare costs are also expected to impact Shoppers’ total labor costs and operating expenses in 2004. Standard postage rates increased at the beginning of the third quarter of 2002, and it is unclear at this time when the next increase might occur. Increased postage rates would impact Shoppers’ total production costs. Newsprint prices began to climb in the fourth quarter of 2003 and are expected to continue to increase in 2004, which will impact Shoppers’ total production costs in 2004.

Shoppers revenues increased $18.9 million, or 6.0%, in 2002 compared to 2001. Revenue increases were the result of improved sales in established markets as well as geographic expansions into new neighborhoods in California. From a product-line perspective, Shoppers had growth in both ROP (in-book advertising), primarily real estate related advertising, and its distribution products, primarily four color glossy flyers. These increases were partially offset by declines in employment-related ROP advertising and coupon book revenues.

Shoppers operating expenses rose $11.8 million, or 4.8%, in 2002 compared to 2001. Labor costs increased $7.5 million due to higher volumes. Production costs increased $4.5 million due to a $5.0 million increase in postage resulting from higher postage rates and increased circulation and volumes. Partially offsetting these increased postage costs were decreased paper costs due to lower rates for both newsprint and job paper. General and administrative costs were flat, as decreased bad debt expense was offset by higher promotion and facilities expenses.

Acquisitions

As described in Note B of the “Notes to Consolidated Financial Statements” included herein, the Company made one acquisition in the past three years.

In November 2001, the Company acquired Sales Support Services, Inc. (SSS), a leading business-to-business lead generation, order processing and fulfillment services company to the automotive, energy and other industries.

Interest Expense/Interest Income

Interest expense decreased $0.4 million in 2003 over 2002 due primarily to lower outstanding debt levels of the Company’s revolving credit facilities. The decrease in interest expense in 2003 was also a result of lower rates in 2003 compared to 2002. Interest expense decreased $1.9 million in 2002 compared to 2001 due primarily to lower outstanding debt levels of the Company’s revolving credit facilities and lower interest expense in 2002 compared to 2001. The Company’s debt at December 31, 2003 and 2002 is described in Note D of the “Notes to Consolidated Financial Statements,” included herein.

Interest income decreased $0.1 million in 2003 compared to 2002 due to lower interest rates and lower average investment balances in 2003 compared to 2002. Interest income decreased $0.2 million in 2002 compared to 2001 due to lower interest rates in 2002 compared to 2001.

Other Income and Expense

Other net expense for 2003 and 2002 primarily consists of balance-based bank charges and stockholders expenses.

Income Taxes

Income taxes decreased $0.1 million in 2003 and $0.4 million in 2002 due to lower income levels. The effective income tax rate was 39.3%, 38.4% and 38.3% in 2003, 2002 and 2001, respectively. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes.

Capital Investments

Net cash used in investing activities for 2003 included $31.9 million for capital expenditures and $0.3 million for acquisition-related payments. The capital expenditures consisted primarily of product development and enhancement, additional computer capacity, systems, new press equipment and equipment upgrades for the Direct Marketing segment. The Shoppers segment’s capital expenditures were primarily related to the Northern California facility expansion, common system software, additional computers and other production equipment. The acquisition-related payments, which all relate to prior years’ acquisitions, were made in the Direct Marketing segment.

Net cash used in investing activities for 2002 included $17.4 million for capital expenditures and $3.8 million for acquisition-related payments. The capital expenditures consisted primarily of additional computer capacity, technology, systems, new press equipment and equipment upgrades for the Direct Marketing segment. The Shoppers segment’s capital expenditures were primarily related to additional computer and other production equipment. The acquisition-related payments, which all relate to prior years’ acquisitions, were made in the Direct Marketing segment.

Critical Accounting Policies

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the “Notes to Consolidated Financial Statements” includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a discussion of the more significant accounting policies and methods.

Revenue Recognition

The Company recognizes revenue at the time the service is rendered or the product is delivered. Payments received in advance of the performance of services or delivery of the product are recorded as deferred revenue until such time as the services are performed or the product is delivered.

The Company’s accounting policy for revenue recognition has an impact on its reported results and relies on certain estimates that require judgments on the part of management. The portion of the Company’s revenue that is most subject to estimates and judgments is revenue recognized using the percentage of completion method, as discussed below.

Specifically, Direct Marketing revenue from certain projects and certain services such as database build services, Internet web design, market research and analytical services may be billed on hourly rates or a set price. If billed at a set price, the revenue is recognized over the contractual period, using the percentage of completion method. Management estimates and judgments are used in connection with the revenue recognized in these instances. Should actual costs differ significantly from the original estimated costs, the timing of revenues and overall profitability of the contract could be impacted. Contracts accounted for under the percentage of completion method comprised less than 7% of total Direct Marketing revenue and less than 4% of total Harte-Hanks revenue for the years ended December 31, 2003, 2002 and 2001.

For all sales the Company requires either a purchase order, a statement of work signed by the customer, a written contract, or some other form of written authorization from the customer.

Direct Marketing revenue is derived from a variety of services. Revenue from services such as creative and graphics, printing, personalization of communication pieces using laser and inkjet printing, targeted mail, fulfillment, agency services and transportation logistics are recognized as the work is performed. Revenue is typically based on a set price or rate given to the customer.

Revenue from the ongoing production and delivery of data is recognized upon completion and delivery of the work and is typically based on a set price or rate. Revenue from time-based subscriptions is based on a set price and is recognized ratably over the term of the subscription.

Revenue from database build services may be billed based on hourly rates or at a set price. If billed at a set price, the database build revenue is recognized over the contractual period, using the percentage-of-completion method based on individual costs incurred to date compared with total estimated contract costs.

Revenue from market research and analytical services may be billed based on hourly rates or a set price. If billed at a set price, the revenue is recognized over the contractual period, using the percentage-of-completion method based on individual costs incurred to date compared with total estimated contract costs. In other instances, progress toward completion is based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion.

Revenue related to e-marketing, lead management, multi-channel customer care, inbound and outbound teleservices and technical support is typically billed based on a set price per transaction or service provided. Revenue from these services is recognized as the service or activity is performed.

Revenue from software is recognized in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the vendor-specific objective evidence of fair values of the respective elements. For software sales with multiple elements (for example, software licenses with undelivered postcontract customer support or “PCS”), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means the Company defers revenue from the software sale equal to the fair value of the undelivered elements. The fair value of PCS is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of services, such as training and consulting, is based upon separate sales of these services to other customers.

The revenue allocated to PCS is recognized ratably over the term of the support period. Revenue allocated to professional services is recognized as the services are performed. The revenue allocated to software products, including time-based software licenses, is recognized, if collection is probable, upon execution of a licensing agreement and shipment of the software or ratably over the term of the license, depending on the structure and terms of the arrangement. If the licensing agreement is for a term of one year or less and includes PCS, the company recognizes the software and the PCS revenue ratably over the term of the license.

The Company applies the provisions of Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to its hosted software service transactions.

Shopper services are considered rendered, and the revenue recognized, when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the United States Postal Service.

Allowance for Doubtful Accounts

The Company maintains its allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the minimum allowance balance is based on the Company’s prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific customers’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of the Company’s Consolidated Statements of Operations. The Company recorded bad debt expense of $1.6 million, $1.2 million and $4.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. While the Company believes its reserve estimate to be appropriate, the Company may find it necessary to adjust its allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. Given the significance of accounts receivable to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

The Company has a $150,000 deductible for specific healthcare claims with an aggregate claims deductible of 125% of the expected claims for a given year. The Company has a $250,000 deductible for automobile and general liability. The Company’s deductible for workers’ compensation decreased from $1.0 million to $500,000 in October 2003. Management makes various subjective judgments about a number of factors in determining the Company’s reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. If ultimate losses were 10% higher than the Company’s estimate at December 31, 2003, earnings would be impacted by up to $725,000, net of taxes. The amount that earnings would be impacted is dependent on the claim year and the Company’s deductible levels for that plan year. Periodic changes to the reserve are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of the Company’s Consolidated Statement of Operations.

Goodwill

Goodwill is recorded to the extent that the purchase price exceeds the fair value of the assets acquired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill was being amortized on a straight-line basis over 15 to 40 year periods. Beginning January 1, 2002, goodwill is no longer being amortized, but instead is tested for impairment as discussed below.

The Company assesses the impairment of its goodwill in accordance with SFAS No. 142, by determining the fair value of each of its reporting units and comparing the fair value to the carrying value for each reporting unit. The Company has identified its reporting units as Direct Marketing and Shoppers. Fair value is determined using projected discounted future cash flows and cash flow multiple models, based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If a reporting unit’s carrying amount exceeds its fair value, the Company must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

Both the Direct Marketing and Shoppers segments are tested for impairment as of November 30 of each year, after the annual forecasting process for the upcoming fiscal year has been completed. The Company has not recorded an impairment loss in any of the three years ended December 31, 2003. Significant estimates utilized in the Company’s discounted cash flow model include weighted average cost of capital and the long-term rate of growth for each of the Company’s reporting segments. These estimates require management’s judgment. Any significant changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could have an impact on this annual analysis.

At December 31, 2003 and 2002 the Company’s goodwill balance was $437.2 million, net of $82.0 million of accumulated amortization, and $436.8 million, net of $82.0 million of accumulated amortization, respectively.

Amortization expense related to goodwill was $16.2 million for the year ended December 31, 2001. Based upon the Company’s analysis as of December 31, 2003, the estimated fair values of the Company’s reporting units was well in excess of the reporting units’ carrying values.

Liquidity and Capital Resources

Cash provided by operating activities for 2003 was $124.1 million, down $17.6 million compared to 2002. The decrease in 2003 primarily relates to an increase in accounts receivable at December 31, 2003 over the December 31, 2002 balance due to increased revenues in 2003 over 2002, and a $12.6 million pension plan funding payment made in September 2003. Net cash outflows from investing activities were $31.6 million for 2003 compared to net cash outflows of $20.7 million in 2002. The increase in 2003 primarily relates to higher capital investments, partially offset by a lower amount spent on acquisitions in 2003 than 2002. Net cash outflows from financing activities in 2003 were $85.3 million compared to $126.4 million in 2002. The decrease in 2003 primarily relates to lower net repayments of debt and a lower overall amount spent repurchasing stock in 2003 than in 2002.

Capital resources are available from, and provided through, the Company’s unsecured credit facility. This credit facility, a three-year $125 million variable rate revolving loan commitment, was put in place on October 18, 2002. All borrowings under this credit agreement are to be repaid by October 17, 2005.

Management believes that its credit facility, together with cash provided by operating activities, will be sufficient to fund operations and anticipated acquisitions, stock repurchases, capital expenditures and dividends for the foreseeable future. As of December 31, 2003, the Company had $120.0 million of unused borrowing capacity under its credit facility.

The Company’s contractual obligations at December 31, 2003 are as follows:

In thousands,	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$5,000	$—	$5,000	$—	$—	$—	$—
Operating leases	95,740	23,044	17,595	12,995	9,914	7,357	24,835
Deferred compensation liability	5,993	50	500	650	635	600	3,558
Total contractual cash obligations	$106,733	$23,094	$23,095	$13,645	$10,549	$7,957	$28,393

At December 31, 2003, the Company had outstanding letters of credit in the amount of $14.7 million. These letters of credit renew annually and exist to support the Company’s insurance programs relating to workers’ compensation, automobile and general liability, and leases. The Company had no other off-balance sheet arrangements at December 31, 2003.

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

Acquisitions

Although the Company did not complete any acquisitions in 2003 or 2002, it continues to pursue acquisition opportunities, primarily in its Direct Marketing segment. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions will be achieved.

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

Postal Rates

The Company’s Shoppers and Direct Marketing services depend on the United States Postal Service to deliver products. The Company’s Shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company’s Shopper business. Standard postage rates increased at the beginning of the third quarter of 2002. Overall Shopper postage costs have grown moderately as a result of this increase and are expected to grow further as a result of anticipated increases in circulation and insert volumes. Postal rates also influence the demand for the Company’s Direct Marketing services even though the cost of mailings is borne by the Company’s customers and is not directly reflected in the Company’s revenues or expenses.

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

War

War or the threat of war involving the United States could have a significant impact on the Company’s operations. War or the threat of war could substantially affect the levels of advertising expenditures by clients in each of the Company’s businesses. In addition each of the Company’s businesses could be affected by operation disruptions and a shortage of supplies and labor related to such a war or threat of war.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement, which bears interest at variable rates based on EUROLIBOR (effective rate of 1.69% at December 31, 2003) and has a maturity date of October 17, 2005. At December 31, 2003, the Company’s debt balance was $5 million. The Company’s earnings are also affected by changes in short-term interest rates as a result of its deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 4.0% at December 31, 2003) and has a balance of $6.0 million at December 31, 2003. Assuming the current level of borrowing and deferred compensation balance and assuming a one percentage point change in the year’s average interest rates, it is estimated that the Company’s 2003 net income would have changed by approximately $97,000. Due to the Company’s debt level and deferred compensation balance at December 31, 2003, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, the Company does not believe that it has significant exposure to market risks associated with changing interest rates

The Company’s earnings are also affected by fluctuations in foreign exchange rates as a result of its operations in foreign countries. Due to the level of operations in foreign countries, the impact of fluctuations in foreign exchange rates is not significant to the Company’s overall earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be presented under Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page F-1 of this Form 10-K (the “Financial Statements”).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated by reference in this Item 10, information from Harte-Hanks’ definitive proxy statement for the May 18, 2004 Annual Meeting of Stockholders under the caption “Management — Directors and Executive Officers” and “Corporate Governance”.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated by reference in this Item 11, information from Harte-Hanks’ definitive proxy statement for the May 18, 2004 Annual Meeting of the Stockholders under the caption, “Executive Compensation and Other Information” except for those parts under the caption “Report of the Compensation Committee on Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated by reference in this Item 12, information from Harte-Hanks’ definitive proxy statement for the May 18, 2004 Annual Meeting of Stockholders under the caption “Security Ownership of Management and Principal Stockholders”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

There is incorporated by reference in this Item 14, information regarding principal accountant fees and services under “Principal Auditor Fees and Services” in Harte-Hanks’ definitive proxy statement for the May 18, 2004 Annual Meeting of Stockholders.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial	Statements:

The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements and Schedule” referenced in Item 8.

(a) (2) Financial	Statement Schedule

The financial statement schedule filed as a part of this report are listed in the “Index to Consolidated Financial Statements and Schedule” referenced in Item 8.

(a) (3) Exhibits

Exhibit No.	Description of Exhibit
3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

10(a)	1984 Stock Option Plan (filed as Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 1984 and incorporated herein by reference).+

10(b)	Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

10(c)	Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000 (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1999 and Incorporated by reference herein).+

10(d)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).+

10(e)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).+

10(f)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).+

10(g)	Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).+

10(h)	Amendment One to Harte-Hanks, Inc. Amended and Restated Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

(a) (3)	Exhibits (Continued)

Exhibit No.	Description of Exhibit
10(i)	Three-Year Credit Agreement dated as of October 18, 2002 between Harte-Hanks, Inc. and the Lenders named therein for $125 million (filed as Exhibit 10(n) to the Company’s form 10-Q for the nine months ended September 30, 2002 and incorporated by reference herein).

10(j)	Harte-Hanks 1994 Employee Stock Purchase Plan As Amended (filed as Exhibit 10(o) to the Company’s form 10-K for the year ended December 31, 2002 and incorporated by reference herein).+

*21	Subsidiaries of the Company

*23	Consent of KPMG LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Indicates management contract or compensatory plan, contract or arrangement.

The agreements set forth above describe the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K dated January 29, 2004. The report incorporated the Company’s earnings release for the period ended December 31, 2003. Under the reports, the Company furnished (not filed) pursuant to Item 9 and Item 12, the press release entitled “Harte-Hanks Reports Fourth Quarter and Full Year EPS Growth” relating to the results of the fourth fiscal quarter ended December 31, 2003, and the fiscal year ended December 31, 2003, as well as related non-GAAP financial information and filed GAAP financial statements under Item 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte-Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE-HANKS, INC.

By:	/s/ Richard Hochhauser
Richard Hochhauser
President and Chief Executive Officer

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Richard Hochhauser	/s/ Dean Blythe
Richard Hochhauser	Dean Blythe
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

/s/ Jessica Huff	/s/ Larry Franklin
Jessica Huff	Larry Franklin, Chairman
Vice President, Finance and Chief Accounting Officer

/s/ Houston H. Harte	/s/ James L. Johnson
Houston H. Harte, Vice Chairman	James L. Johnson, Director

/s/ William K. Gayden	/s/ David L. Copeland
William K. Gayden, Director	David L. Copeland, Director

/s/ Dr. Peter T. Flawn	/s/ Judy C. Odom
Dr. Peter T. Flawn, Director	Judy C. Odom, Director

/s/ Christopher M. Harte	/s/ William F. Farley
Christopher M. Harte, Director	William F. Farley, Director

Harte-Hanks, Inc. and Subsidiaries

All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2003. In connection with our audit of the consolidation financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harte-Hanks, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.

/s/ KPMG LLP

San Antonio, Texas

January 28, 2004

Harte-Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$32,151	$25,026
Accounts receivable (less allowance for doubtful accounts of $1,240 in 2003 and $3,025 in 2002)	152,703	137,679
Inventory	5,213	5,299
Prepaid expenses	13,816	14,070
Current deferred income tax asset	7,682	8,129
Other current assets	5,732	8,409

Total current assets	217,297	198,612

Property, plant and equipment
Land	3,423	3,335
Buildings and improvements	36,817	32,442
Software	62,955	53,279
Equipment and furniture	183,744	178,684

	286,939	267,740
Less accumulated depreciation and amortization	(194,987)	(179,741)

	91,952	87,999
Software development and equipment installations in progress	5,795	6,155

Net property, plant and equipment	97,747	94,154

Intangible and other assets
Goodwill (less accumulated amortization of $81,973 in 2003 and 2002)	437,156	436,800
Other intangible assets (less accumulated amortization of $2,333 in 2003 and $1,733 in 2002)	2,667	3,267
Other assets	4,263	3,899

Total intangible and other assets	444,086	443,966

Total assets	$759,130	$736,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,891	$40,746
Accrued payroll and related expenses	22,808	21,854
Customer deposits and unearned revenue	48,658	41,775
Income taxes payable	7,776	9,338
Other current liabilities	6,939	8,048

Total current liabilities	134,072	121,761
Long-term debt	5,000	16,300
Other long-term liabilities (including deferred income taxes of $35,853 in 2003 and $21,602 in 2002)	64,460	66,138

Total liabilities	203,532	204,199

Stockholders’ equity
Common stock, $1 par value, authorized: 250,000,000 shares Issued 2003: 113,280,794; 2002: 111,534,630 shares	113,281	111,535
Additional paid-in capital	235,996	216,149
Retained earnings	798,974	722,231
Less treasury stock, 2003: 25,788,502; 2002: 21,329,896 shares at cost	(573,863)	(491,793)
Accumulated other comprehensive loss	(18,790)	(25,589)

Total stockholders’ equity	555,598	532,533

Total liabilities and stockholders’ equity	$759,130	$736,732

See Notes to Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Operations

	Year Ended December 31,
In thousands, except per share amounts	2003	2002	2001
Revenues	$944,576	$908,777	$917,928
Operating expenses
Payroll	336,333	324,733	335,913
Production and distribution	351,405	324,806	313,639
Advertising, selling, general and administrative	80,318	76,222	79,826
Depreciation	29,433	32,128	32,079
Goodwill and intangible amortization	600	600	16,841

Total operating expenses	798,089	758,489	778,298

Operating income	146,487	150,288	139,630
Other expenses (income)
Interest expense	855	1,208	3,076
Interest income	(168)	(274)	(498)
Other, net	1,895	2,004	4,614

	2,582	2,938	7,192

Income before income taxes	143,905	147,350	132,438
Income tax expense	56,543	56,605	52,754

Net income	$87,362	$90,745	$79,684

Basic earnings per common share	$0.99	$0.98	$0.84

Weighted-average common shares outstanding	88,541	92,648	94,808

Diluted earnings per common share	$0.97	$0.96	$0.82

Weighted-average common and common equivalent shares outstanding	89,982	94,872	97,174

A reconciliation of the effects of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, on net income and basic and diluted earnings per share is as follows:

Net income	$87,362	$90,745	$79,684
Add back: Goodwill amortization (net of tax effect)			12,016

Adjusted net income	$87,362	$90,745	$91,700

Basic earnings per common share:
Net income	$0.99	$0.98	$0.84
Add back: Goodwill amortization (net of tax effect)			0.13

Adjusted net income	$0.99	$0.98	$0.97

Diluted earnings per common share:
Net income	$0.97	$0.96	$0.82
Add back: Goodwill amortization (net of tax effect)			0.12

Adjusted net income	$0.97	$0.96	$0.94

SFAS No. 142 is described in Note A of the Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2003	2002	2001
Cash Flows from Operating Activities
Net income	$87,362	$90,745	$79,684
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	29,433	32,128	32,079
Goodwill and intangible amortization	600	600	16,841
Amortization of option-related compensation	100	99	206
Deferred income taxes	12,047	8,878	2,470
Other, net	379	741	4,464
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in accounts receivable, net	(15,024)	730	47,578
Decrease in inventory	86	536	425
(Increase) decrease in prepaid expenses and other current assets	2,931	(2,762)	(124)
Increase (decrease) in accounts payable	7,145	(2,244)	(17,054)
Increase (decrease) in other accrued expenses and other liabilities	7,186	8,884	(12,350)
Other, net	(8,181)	3,302	(1,278)

Net cash provided by operating activities	124,064	141,637	152,941

Cash Flows from Investing Activities
Acquisitions	(343)	(3,791)	(28,230)
Purchases of property, plant and equipment	(31,915)	(17,358)	(26,445)
Proceeds from the sale of property, plant and equipment	621	439	492
Other investing activities	—	—	801

Net cash used in investing activities	(31,637)	(20,710)	(53,382)

Cash Flows from Financing Activities
Long-term borrowings	45,000	34,000	282,000
Payments on debt	(56,300)	(66,531)	(292,000)
Issuance of common stock	12,885	14,113	9,131
Issuance of treasury stock	125	110	75
Purchase of treasury stock	(76,393)	(98,912)	(83,664)
Dividends paid	(10,619)	(9,149)	(7,561)

Net cash used in financing activities	(85,302)	(126,369)	(92,019)

Net increase (decrease) in cash and cash equivalents	7,125	(5,442)	7,540
Cash and cash equivalents at beginning of year	25,026	30,468	22,928

Cash and cash equivalents at end of year	$32,151	$25,026	$30,468

See Notes to Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity and Comprehensive Income

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
Balance at January 1, 2001	$109,259	$169,879	$568,512	$(294,542)	$(2,105)	$551,003

Common stock issued — employee benefit plans	266	3,186	—	—	—	3,452
Exercise of stock options for cash and by surrender of shares	1,782	6,717	—	(6,350)	—	2,149
Tax benefit of options exercised	—	6,416	—	—	—	6,416
Dividends paid ($0.08 per share)	—	—	(7,561)	—	—	(7,561)
Treasury stock issued	—	5	—	70	—	75
Treasury stock repurchased	(1,955)	1,955	—	(83,664)	—	(83,664)
Comprehensive income, net of tax:
Net income	—	—	79,684	—	—	79,684
Foreign currency translation adjustment	—	—	—	—	(85)	(85)
Change in unrealized gain (loss) on long-term investments, net of reclassification adjustments (net of tax of $481)	—	—	—	—	897	897

Total comprehensive income						80,496

Balance at December 31, 2001	109,352	188,158	640,635	(384,486)	(1,293)	552,366

Common stock issued — employee benefit plans	202	3,131	—	—	—	3,333
Exercise of stock options for cash and by surrender of shares	2,282	13,787	—	(8,498)	—	7,571
Tax benefit of options exercised	—	10,765	—	—	—	10,765
Dividends paid ($0.098 per share)	—	—	(9,149)	—	—	(9,149)
Treasury stock issued	—	7	—	103	—	110
Treasury stock repurchased	(301)	301	—	(98,912)	—	(98,912)
Comprehensive income, net of tax:
Net income	—	—	90,745	—	—	90,745
Adjustment for minimum pension liability (net of tax of $17,121)	—	—	—	—	(26,169)	(26,169)
Foreign currency translation adjustment	—	—	—	—	1,873	1,873

Total comprehensive income						66,449

Balance at December 31, 2002	$111,535	$216,149	$722,231	$(491,793)	$(25,589)	$532,533

Common stock issued — employee benefit plans	213	3,199	—	—	—	3,412
Exercise of stock options for cash and by surrender of shares	1,533	10,392	—	(5,828)	—	6,097
Tax benefit of options exercised	—	6,282	—	—	—	6,282
Dividends paid ($0.12 per share)	—	—	(10,619)	—	—	(10,619)
Treasury stock issued	—	(26)	—	151	—	125
Treasury stock repurchased	—	—	—	(76,393)	—	(76,393)
Comprehensive income, net of tax:
Net income	—	—	87,362	—	—	87,362
Adjustment for minimum pension liability (net of tax of $2,652)	—	—	—	—	4,053	4,053
Foreign currency translation adjustment	—	—	—	—	2,746	2,746

Total comprehensive income						94,161

Balance at December 31, 2003	$113,281	$235,996	$798,974	$(573,863)	$(18,790)	$555,598

See Notes to Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Consolidation

The accompanying Consolidated Financial Statements present the financial position of Harte-Hanks, Inc. and subsidiaries (the “Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparative purposes.

Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less at the time of purchase are considered to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts

The Company maintains its allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the minimum allowance balance is based on the Company’s prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific customers’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of the Company’s Consolidated Statements of Operations. The Company recorded bad debt expense of $1.6 million, $1.2 million and $4.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Inventory

Inventory, consisting primarily of newsprint and operating supplies, is stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation of buildings and equipment is computed generally on the straight-line method at rates calculated to amortize the cost of the assets over their useful lives. The general ranges of estimated useful lives are:

Buildings and improvements	10 to 40 years
Equipment and furniture	3 to 20 years
Software	3 to 10 years

Goodwill and Other Intangibles

Goodwill is recorded to the extent that the purchase price exceeds the fair value of the assets acquired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill was being amortized on a straight-line basis over 15 to 40 year periods. Beginning January 1, 2002, goodwill is no longer being amortized, but instead is tested for impairment as discussed below.

The Company assesses the impairment of its goodwill in accordance with SFAS No. 142, by determining the fair value of each of its reporting units and comparing the fair value to the carrying value for each reporting unit. The Company has identified its reporting units as Direct Marketing and Shoppers. Fair value is determined using projected discounted future cash flows and cash flow multiple models, based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If a reporting unit’s carrying amount exceeds its fair value, the Company must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

Both the Direct Marketing and Shoppers segments are tested for impairment as of November 30 of each year, after the annual forecasting process for the upcoming fiscal year has been completed. Based on the results of the Company’s impairment test, the Company has not recorded an impairment loss in any of the three years ended December 31, 2003.

At December 31, 2003 and 2002 the Company’s goodwill balance was $437.2 million, net of $82.0 million of accumulated amortization, and $436.8 million, net of $82.0 million of accumulated amortization, respectively. Amortization expense related to goodwill was $16.2 million for the year ended December 31, 2001.

The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows:

In thousands, except per share amounts	Direct Marketing	Shoppers	Total
Balance at December 31, 2002	$312,454	$124,346	$436,800
Additional purchase consideration	356	—	356

Balance at December 31, 2003	$312,810	$124,346	$437,156

As of December 31, 2003 and 2002 the Company does not have any intangibles with indefinite useful lives other than goodwill.

Other intangibles with definite useful lives are recorded on the basis of cost in accordance with SFAS No. 142 and are amortized on a straight-line basis over a period of 5 to 10 years. The Company assesses the recoverability of its other intangibles with definite lives by determining whether the amortization of the intangible balance over its remaining life can be recovered through projected undiscounted future cash flows over the remaining amortization period. If projected undiscounted future cash flows indicate that an unamortized intangible will not be recovered, an impairment loss is recognized based on projected discounted future cash flows. Cash flow projections are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

At December 31, 2003 and 2002 all of the Company’s other intangibles with definite useful lives are related to the Company’s Direct Marketing segment. At December 31, 2003 and 2002, the balance of other intangibles was $2.7 million, net of $2.3 million of accumulated amortization, and $3.3 million, net of $1.7 million of accumulated amortization. Amortization expense related to other intangibles with definite useful lives was $0.6 million for each of the years ended December 31, 2003, 2002 and 2001. Expected amortization expense is $0.6 million for the years ending December 31, 2004 and 2005, and $0.4 million for the years ending December 31, 2006, 2007 and 2008.

Income Taxes

Income taxes are calculated using the asset and liability method required by SFAS No. 109. Deferred income taxes are recognized for the tax consequences resulting from “timing differences” by applying enacted statutory tax rates applicable to future years. These “timing differences” are associated with differences between the financial and the tax basis of existing assets and liabilities. Under SFAS No. 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income.

Earnings Per Share

Basic earnings per common share are based upon the weighted-average number of common shares outstanding. Diluted earnings per common share are based upon the weighted-average number of common shares outstanding and dilutive common stock equivalents from the assumed exercise of stock options using the treasury stock method.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting For Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for options granted where the exercise price is equal to the market price of the underlying stock at the date of grant. For options issued with an exercise price below the market price of the underlying stock on the date of grant, the Company recognizes compensation expense under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted under SFAS No. 123.

Had compensation expense for the Company’s options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
In thousands, except per share amounts	2003	2002	2001
Net income — as reported	$87,362	$90,745	$79,684
Stock-based employee compensation expense, included in reported net income, net of related tax effects	61	61	124
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,899)	(4,411)	(4,362)

Net income — pro forma	$83,524	$86,395	$75,446

Basic earnings per share — as reported	$0.99	$0.98	$0.84
Basic earnings per share — pro forma	$0.94	$0.93	$0.80
Diluted earnings per share — as reported	$0.97	$0.96	$0.82
Diluted earnings per share — pro forma	$0.93	$0.91	$0.78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Expected dividend yield.	0.6%	0.5%	0.5%
Expected stock price volatility	27.2%	27.8%	21.0%
Risk free interest rate	3.6%	5.4%	5.7%
Expected life of options	3-10 years	3-10 years	3-10 years

Revenue Recognition

The Company recognizes revenue at the time the service is rendered or the product is delivered. Payments received in advance of the performance of services or delivery of the product are recorded as deferred revenue until such time as the services are performed or the product is delivered.

Direct Marketing revenue from the production and delivery of data is recognized upon completion and shipment of the work. Revenue from database subscriptions is recognized ratably over the term of the subscription.

Service revenue from time-and-materials services is recognized as the services are provided. Revenue from certain service contracts is recognized over the contractual period, using the percentage-of-completion method based on individual costs incurred to date compared with total estimated contract costs. In other instances, progress toward completion is based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion.

Revenue from software is recognized in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition”. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the vendor-specific objective evidence of fair values of the respective elements. In accordance with SOP 97-2, the Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has Company-specific objective evidence of fair value to allocate revenue to the license and postcontract customer support (PCS) component of its software license arrangements. The revenue allocated to software products, including time-based software licenses, is recognized, if collection is probable, upon execution of a licensing agreement and shipment of the software or ratably over the term of the license, depending on the structure and terms of the arrangement. The revenue allocated to PCS is recognized ratably over the term of the support. Revenue allocated to professional services is recognized as the services are performed.

Shopper services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the United States Postal Service.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

The Company has a $150,000 deductible for specific healthcare claims with an aggregate claims deductible of 125% of the expected claims for a given year. The Company has a $250,000 deductible for automobile and general liability. The Company’s deductible for workers’ compensation decreased from $1.0 million to $500,000 in October 2003. The Company’s insurance administrator provides the Company with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. The Company applies actuarial factors to both insurance estimated loss reserves and to paid claims and then determines reserve levels, taking into account these calculations. Periodic changes to the reserve are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of the Company’s Consolidated Statement of Operations.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) when many of those instruments were previously classified as equity. The Statement expands the definition of liabilities to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The Company does not have any financial instruments that fall under the scope of SFAS No. 150, and the adoption of SFAS No. 150 in May 2003 did not affect the Company’s financial position or results of operations.

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This revision retained the disclosure requirements contained in the original SFAS No. 132, but added additional disclosures about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This revision also requires certain disclosures about pensions and other postretirement benefits in interim financial statements. The annual disclosure provisions of SFAS No. 132, as revised, are effective for fiscal years ending after December 15,

2003, and are included in Note F of these consolidated financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2003.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46(R), “Consolidated Financial Statements” (FIN 46R). FIN 46R addresses the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R is effective for fiscal years ending after December 15, 2003. The Company does not have any variable interest entities and the adoption of FIN 46R by the Company in December 2003 did not affect the Company’s financial position or results of operations.

Note B – Acquisitions

In November 2001, the Company acquired Sales Support Services, Inc. (SSS), a leading business-to-business lead generation, order processing and fulfillment services company serving the automotive, energy and other industries. The total cost of the transaction was approximately $21.9 million, which was paid in cash and with the assumption of SSS’s debt. Goodwill recognized in this transaction amounted to approximately $16.4 million, and was assigned to the Direct Marketing segment.

The total cash outlay in 2003 related to acquisitions was $0.3 million. The total cash outlay in 2002 for acquisitions was $3.8 million. The total cash outlay in 2001 for acquisitions was $28.2 million. In addition, the Company held back $1.0 million of the purchase price related to its November 2001 acquisition of SSS pending the final settlement of the acquired company’s working capital amount. This holdback amount was settled in 2002.

The operating results of the acquired companies have been included in the accompanying Consolidated Financial Statements from the date of acquisition under the purchase method of accounting. The Company has not disclosed proforma amounts including the operating results of prior years’ acquisitions as they are not considered material to the Company as a whole.

Note C – Investments

The Company sold equity investments in 2001, which were classified as available-for-sale. Proceeds from the sale of these long-term investments in 2001 were $0.8 million. Gross realized losses included in 2001 income were $3.4 million. Gross losses were determined using the average cost method. At December 31, 2003 and 2002 the Company owned no equity investments.

Note D – Long-Term Debt

Cash payments for interest were $0.9 million, $1.3 million, and $3.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

	December 31,
In thousands	2003	2002
Revolving loan commitment, various interest rates based on EUROLIBOR (effective rate of 1.69% at December 31, 2003), due October 17, 2005	$5,000	$15,000
Revolving loan commitment, various interest rates based on EURIBOR, due July 20, 2003	—	1,300
Less current maturities	—	—

	$5,000	$16,300

Credit Facilities

On October 18, 2002 the Company obtained a three-year $125 million variable rate unsecured revolving credit facility. All borrowings under this $125 million credit agreement are to be repaid by October 17, 2005. Commitment fees on the total credit facility and interest rates for drawn amounts are determined according to a grid based on the Company’s total debt to earnings ratio. Commitment fees range from ..125% to .175%. Interest rates on drawn amounts range from EUROLIBOR plus .5% to EUROLIBOR plus .7%. As of December 31, 2003, the Company had $120 million of unused borrowing capacity under this credit agreement. This credit facility contains both affirmative and negative covenants, the most significant of which are that the Company’s leverage ratio, as defined in the credit facility, must not exceed 3.00 to 1, and that the Company’s interest coverage ratio, as defined, cannot be less than 2.75 to 1.00. If the Company were not in compliance with any of these affirmative or negative covenants a default would occur and the lenders could terminate their commitments under the credit facility and declare all outstanding borrowings, interest and fees due. The Company has been in compliance with all covenants since obtaining the credit facility. The credit facility does not contain any cross-default provisions.

On November 29, 1999 the Company obtained an unsecured credit facility in the amount of 2.5 million Euros for the purpose of financing the construction of a new building in Hasselt, Belgium. This facility was increased to 3.7 million Euros on July 18, 2000. All borrowings under the original facility amount of 2.5 million Euros were repaid on December 16, 2002 with borrowings under the Company’s three-year revolving credit facility. All borrowings under the increased amount of 1.2 million Euros were repaid on July 20, 2003 with borrowings under the Company’s three-year revolving credit facility.

Note E – Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2003	2002	2001
Current
Federal	$37,820	$41,602	$43,010
State and local	6,376	6,026	6,776
Foreign	300	99	498

Total current	$44,496	$47,727	$50,284

Deferred
Federal	$10,825	$7,087	$2,716
State and local	2,435	1,791	(246)
Foreign	(1,213)	—	—

Total deferred	$12,047	$8,878	$2,470

Total income tax expense	$56,543	$56,605	$52,754

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2003		2002		2001
Computed expected income tax expense	$50,367	35%	$51,572	35%	$46,353	35%
Net effect of state income taxes	5,717	4%	4,922	3%	4,368	3%
Effect of goodwill amortization	—	0%	—	0%	1,607	1%
Change in the beginning of the year balance of the valuation allowance	10	0%	159	0%	(124)	0%
Other, net	449	0%	(48)	0%	550	0%

Income tax expense for the period	$56,543	38%	$56,605	38%	$52,754	40%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2003	2002	2001
Results of operations	$56,543	$56,605	$52,754
Stockholders’ equity	(3,630)	(27,886)	(5,935)

Total	$52,913	$28,719	$46,819

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2003	2002
Deferred tax assets
Deferred compensation and retirement plan	$10,598	$16,270
Accrued expenses not deductible until paid	4,451	4,204
Accounts receivable, net	343	978
Other, net	211	190
Foreign net operating loss carryforwards	1,214	—
State net operating loss carryforwards	597	848
Capital loss carryforward	492	492

Total gross deferred tax assets	17,906	22,982
Less valuation allowance	(1,089)	(1,277)

Net deferred tax assets	16,817	21,705

Deferred tax liabilities
Property, plant and equipment	(12,819)	(12,134)
Goodwill	(31,299)	(23,404)
State income tax	(870)	360

Total gross deferred tax liabilities	(44,988)	(35,178)

Net deferred tax liabilities	$(28,171)	$(13,473)

As of December 31, 2003 and 2002 the Company had net operating loss and capital loss carryforwards which are available to reduce future taxable income and which will begin to expire in 2006.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2003.

The valuation allowance for deferred tax assets as of January 1, 2002, was $898,000. The valuation allowance at December 31, 2003, relates to state net operating losses of $597,000 and capital losses of $492,000, which are not expected to be realized. The valuation allowance at December 31, 2002, related to state net operating losses of $784,000 and capital losses of $492,000 that are not expected to be realized.

The net deferred tax asset (liability) is recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference.

Cash payments for income taxes were $39.9 million, $37.8 million and $38.0 million in 2003, 2002 and 2001, respectively.

Note F – Employee Benefit Plans

Prior to January 1, 1999, the Company maintained a defined benefit pension plan for which most of its employees were eligible. In conjunction with significant enhancements to the Company’s 401(k) plan, the Company elected to freeze benefits under this defined benefit pension plan as of December 31, 1998.

In 1994, the Company adopted a non-qualified, supplemental pension plan covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from the Company’s principal pension plan if it were not for limitations imposed by income tax regulation. The benefits under this supplemental pension plan will continue to accrue as if the principal pension plan had not been frozen.

The status of the Company’s defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$102,151	$85,992
Service cost	523	581
Interest cost	6,561	6,662
Actuarial loss	4,363	13,435
Benefits paid	(4,427)	(4,519)

Benefit obligation at end of year	109,171	102,151

Change in plan assets
Fair value of plan assets at beginning of year	64,660	79,241
Actual return on plan assets	16,366	(10,062)
Contributions	12,611	—
Benefits paid	(4,427)	(4,519)

Fair value of plan assets at end of year	89,210	64,660

Funded status	(19,961)	(37,491)
Unrecognized actuarial loss	38,670	47,187
Unrecognized prior service cost	491	555

Net amount recognized	$19,200	$10,251

The following amounts have been recognized in the Consolidated Balance Sheets:

	Year Ended December 31,
In thousands	2003	2002
Accrued benefit liability	$(18,370)	$(34,185)
Intangible asset	984	1,145
Accumulated other comprehensive loss	36,586	43,291

Net amount recognized	$19,200	$10,251

The minimum pension liability included in other comprehensive income decreased $6.7 million during the year ended December 31, 2003, and increased $43.3 million during the year ended December 31, 2002.

The Company is not required to make and does not intend to make a contribution to either pension plan in 2004.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended December 31,
In thousands	2003	2002
Projected benefit obligation	$109,171	$102,151
Accumulated benefit obligation	107,580	98,844
Fair value of plan assets	$89,210	$64,660

The Company’s non-qualified, unfunded pension plan had an accumulated benefit obligation of $10.0 million and $8.9 million at December 31, 2003 and 2002, respectively.

Net pension cost for both plans included the following components:

	Years Ended December 31,
In thousands	2003	2002	2001
Service cost	$523	$581	$543
Interest cost	6,561	6,662	6,045
Expected return on plan assets	(5,964)	(6,931)	(8,820)
Amortization of prior service cost	65	65	65
Recognized actuarial loss (gain)	2,477	1,066	64

Net periodic benefit cost (income)	$3,662	$1,443	$(2,103)

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Years Ended December 31,
	2003	2002	2001
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.85%	7.40%	7.50%
Expected return on plan assets	9.00%	9.00%	10.00%
Rate of compensation increase	4.00%	4.00%	4.00%

	December 31,
	2003	2002
Weighted-average assumptions used to determine benefit obligations
Discount rate	6.25%	6.85%
Rate of compensation increase	4.00%	4.00%

The discount rate assumptions are based on current yields of investment-grade corporate long-term bonds. The expected long-term return on plan assets is based on the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity investments) over a long-term horizon. In determining the expected long-term rate of return on plan assets, the Company evaluated input from its investment consultants, actuaries, and investment management firms including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, the Company considered its historical 15-year compounded returns, which have been in excess of the Company’s forward-looking return expectations.

The Company’s funded pension plan assets as of December 31, 2003 and 2002, by asset category are as follows:

	December 31,
In thousands	2003	2002
Equity securities	$63,962	$44,323
Debt securities	23,768	19,396
Other	1,480	941

Total plan assets	$89,210	$64,660

The investment policy for the Harte-Hanks, Inc. Pension Plan focuses on the preservation and enhancement of the plan’s assets through prudent asset allocation, quarterly monitoring and evaluation of investment results, and periodic meetings with investment managers.

The investment policy’s goals and objectives are to meet or exceed the representative indices over a full market cycle (3-5 years). The policy establishes the following investment mix, which is intended to subject the principal to an acceptable level of volatility while still meeting the desired return objectives:

	Target	Acceptable Range	Benchmark Index
Domestic Equities	55.0%	35% - 75%	S&P 500
Large Cap Growth	22.5%	15% - 30%	Russell 1000 Growth
Large Cap Value	22.5%	15% - 30%	Russell 1000 Value
Mid Cap Value	10.0%	5% - 15%	Russell Mid Cap Value

Domestic Fixed Income	30.0%	20% - 50%	LB Aggregate
International Equities	15.0%	10% - 25%	MSC1 EAFE

To address the issue of risk, the investment policy places high priority on the preservation of the value of capital (in real terms) over a market cycle. Investments are made in companies with a minimum five-year operating history and sufficient trading volume to facilitate, under most market conditions, prompt sale without severe market effect. Investments are diversified; reasonable concentration in any one issue, issuer, industry or geographic area is allowed if the potential reward is worth the risk.

Investment managers are evaluated by the performance of the representative indices over a full market cycle for each class of assets. The Pension Plan Committee reviews, on a quarterly basis, the investment portfolio of each manager which includes rates of return, performance comparisons with the most appropriate indices, and comparisons of each manager’s performance with a universe of other portfolio managers that employ the same investment style.

Prior to January 1, 1999, the Company also sponsored several 401(k) plans to provide employees with additional income upon retirement. The Company generally matched a portion of employees’ voluntary before-tax contributions. Employees were fully vested in their own contributions and generally vested in the Company’s matching contributions upon three years of service. Effective January 1, 1999, changes were made that combined all 401(k) plans and allowed for immediate vesting of enhanced Company matching contributions. Total 401(k) expense recognized by the Company in 2003, 2002 and 2001 was $6.1 million, $6.4 million and $6.3 million, respectively.

The 1994 Employee Stock Purchase Plan provides for a total of 6,000,000 shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. Shares available for sale totaled 2,999,787 at December 31, 2003.

Note G – Stockholders’ Equity

In January 2004, the Company announced an increase in the regular quarterly dividend from 3.0 cents per share to 4.0 cents per share, payable March 15, 2004 to holders of record on March 1, 2004.

During 2003 the Company repurchased 4.2 million shares of its common stock for $76.4 million under its stock repurchase program. In addition, the Company received 0.3 million shares of its common stock, with an estimated market value of $5.8 million, in exchange for proceeds related to stock option exercises. As of December 31, 2003 the Company has repurchased 35.7 million shares since the beginning of its stock repurchase program in January 1997. During this period the Company has also received 1.2 million shares in exchange for proceeds related to stock option exercises. Under this program, the Company had authorization to repurchase an additional 4.2 million shares at December 31, 2003.

Note H – Stock Option Plans

1991 Plan

The Company adopted the 1991 Stock Option Plan (“1991 Plan”) pursuant to which it may issue to officers and key employees options to purchase up to 16,500,000 shares of common stock. Options have been granted at exercise prices equal to the market price of the common stock on the grant date (“market price options”) and at exercise prices below market price of the common stock (“performance options”). As of December 31, 2003, 2002 and 2001, market price options to purchase 7,216,659 shares, 8,659,127 shares and 9,049,781 shares, respectively, were outstanding with exercise prices ranging from $4.25 to $21.23 per share at December 31, 2003. Market price options granted prior to January 1998 become exercisable after the fifth anniversary of their date of grant. Beginning January 1998, market price options generally become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant. The weighted-average exercise price for outstanding market price options and exercisable market price options at December 31, 2003 was $14.51 and $11.66, respectively. The weighted-average remaining life for outstanding market price options was 6.01 years.

At December 31, 2003, 2002 and 2001, performance options to purchase 161,325 shares, 359,625 shares and 751,875 shares, respectively, were outstanding with exercise prices ranging from $0.22 to $1.33 per share at December 31, 2003. Performance options become exercisable in whole or in part after three years, and the extent to which they become exercisable at that time depends upon the extent to which the Company achieves certain goals established at the time the options are granted. That portion of the performance options which does not become exercisable at an earlier date becomes exercisable after the ninth anniversary of the date of grant. Compensation expense of $0.1 million, $0.1 million and $0.2 million was recognized for the performance options for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted-average exercise price for outstanding performance options and exercisable performance options at December 31, 2003, was $0.62 and $0.51, respectively. The weighted-average remaining life for outstanding performance options was 2.61 years. The Company has not granted any performance options since 1999.

The following summarizes all stock option plans activity during 2003, 2002 and 2001:

	Number Of Shares	Weighted Average Option Price
Options outstanding at January 1, 2001	11,159,438	$9.00
Granted	1,231,650	14.81
Exercised	(1,782,432)	4.84
Cancelled	(807,000)	14.19

Options outstanding at December 31, 2001	9,801,656	10.06

Granted	2,054,825	18.88
Exercised	(2,282,461)	6.17
Cancelled	(555,268)	12.24

Options outstanding at December 31, 2002	9,018,752	12.92

Granted	318,300	18.04
Exercised	(1,533,296)	6.87
Cancelled	(425,772)	16.15

Options outstanding at December 31, 2003	7,377,984	$14.21

Exercisable at December 31, 2003	3,516,478	$11.32

The following table summarizes information about stock options outstanding at December 31, 2003:

		Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.22 – 8.58	1,423,900	2.41	$6.73	1,362,401	$6.96
$10.25 – 14.50	1,659,362	5.17	$12.98	1,201,057	$12.70
$14.54 – 15.63	1,154,039	6.74	$14.80	382,993	$14.91
$15.75 – 17.45	1,159,983	6.43	$16.57	570,027	$16.43
$17.98 – 18.61	1,179,700	8.10	$18.21	—	$—
$18.79 – 21.23	801,000	8.75	$19.87	—	$—

	7,377,984	5.94	$14.21	3,516,478	$11.32

The weighted-average fair value of market price options granted during 2003, 2002 and 2001 was $5.96, $6.75 and $5.35, respectively. The Company did not grant any performance options during 2003, 2002 or 2001.

Note I – Fair Value of Financial Instruments

Because of their maturities and/or variable interest rates, certain financial instruments of the Company have fair values approximating their carrying values. These instruments include revolving credit agreements, accounts receivable and trade payables.

Note J – Commitments and Contingencies

At December 31, 2003, the Company had outstanding letters of credit in the amount of $14.7 million. These letters of credit exist to support the Company’s insurance programs relating to workers’ compensation, automobile and general liability, and leases.

Note K – Leases

The Company leases certain real estate and equipment under various operating leases. Most of the leases contain renewal options for varying periods of time. The total rent expense applicable to operating leases was $29.2 million, $29.7 million and $28.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Step rent provisions and escalation clauses, capital improvement funding, and other lease concessions are taken into account in computing the Company’s minimum lease payments. The Company recognizes the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2003 are as follows:

In thousands
2004	$23,044
2005	17,595
2006	12,995
2007	9,914
2008	7,357
After 2008	24,835

$95,740

Note L – Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Year Ended December 31,
In thousands, except per share amounts	2003	2002	2001
Basic EPS
Net income	$87,362	$90,745	$79,684

Weighted-average common shares outstanding used in earnings per share computations	88,541	92,648	94,808

Earnings per share	$0.99	$0.98	$0.84

Diluted EPS
Net income	$87,362	$90,745	$79,684

Shares used in diluted earnings per share computations	89,982	94,872	97,174

Earnings per share	$0.97	$0.96	$0.82

Computation of Shares Used in Earnings Per Share Computations
Average outstanding common shares	88,541	92,648	94,808
Average common equivalent shares — dilutive effect of option shares	1,441	2,224	2,366

Shares used in diluted earnings per share computations	89,982	94,872	97,174

As of December 31, 2003, 2002 and 2001 the Company had approximately 56,000, 781,000 and 546,000 antidilutive market price options outstanding, respectively, which have been excluded from the EPS calculations.

Note M – Selected Quarterly Data (Unaudited)

In thousands, except per share amounts	2003 Quarter Ended				2002 Quarter Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$255,721	$239,366	$233,169	$216,320	$239,525	$226,466	$227,879	$214,907
Operating income	41,674	38,514	38,466	27,833	40,190	36,656	39,981	33,461
Net income	24,978	22,924	23,082	16,378	24,199	22,188	24,090	20,268
Basic earnings per share	$0.29	$0.26	$0.26	$0.18	$0.27	$0.24	$0.26	$0.22
Diluted earnings per share	$0.28	$0.26	$0.26	$0.18	$0.26	$0.24	$0.25	$0.21

Note N – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

The Company’s Direct Marketing segment offers a complete range of specialized, coordinated and integrated direct marketing services from a single source. The Company utilizes advanced technologies to enable its customers to identify, reach and influence specific consumers or businesses. The Company’s direct marketing capabilities also strengthen the relationship between its clients and their customers. The Company constructs and updates business-to-business and business-to-consumer databases, accesses the data through flexible hosting capabilities and analyzes it to help make it relevant, applies the knowledge by putting the data to work via multi-channel programs, and, executes those programs through marketing services delivery campaigns. The Company’s Direct Marketing customers include many of America’s largest retailers; financial companies including banks, financing companies, mutual funds and insurance companies; high-tech and telecommunications companies; and pharmaceutical companies and healthcare organizations. Direct Marketing customers also include customers in such selected markets as automotive, utilities, consumer packaged goods, hospitality, publishing, business services, energy and government/not-for-profit. The segment’s client base is both domestic and international.

The Company’s Shoppers segment produces weekly advertising publications primarily delivered free by third-class mail to all households in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. The Company’s Shoppers customers range from large national companies to local neighborhood businesses to individuals with a single item for sale. The segments core customers are local service businesses and small retailers. Shoppers’ client base is entirely domestic.

Included in Corporate Activities are general corporate expenses. Assets of Corporate Activities include unallocated cash and investments and deferred income taxes.

Information as to the operations of Harte-Hanks in different business segments is set forth below based on the nature of the products and services offered. Harte-Hanks evaluates performance based on several factors, of which the primary financial measures are segment revenues and operating income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note A).

	Year Ended December 31,
In thousands	2003	2002	2001
Revenues
Direct Marketing	$584,804	$573,826	$601,901
Shoppers	359,772	334,951	316,027

Total Revenues	$944,576	$908,777	$917,928

Operating income
Direct Marketing	$76,641	$83,872	$85,020
Shoppers	78,007	74,564	63,398
Corporate Activities	(8,161)	(8,148)	(8,788)

Total operating income	$146,487	$150,288	$139,630

Income before income taxes
Operating income	$146,487	$150,288	$139,630
Interest expense	(855)	(1,208)	(3,076)
Interest income	168	274	498
Other, net	(1,895)	(2,004)	(4,614)

Total income before income taxes	$143,905	$147,350	$132,438

Depreciation
Direct Marketing	$23,908	$27,088	$26,769
Shoppers	5,493	5,008	5,235
Corporate Activities	32	32	75

Total depreciation	$29,433	$32,128	$32,079

Goodwill and intangible amortization
Direct Marketing	$600	$600	$12,769
Shoppers	—	—	4,072

Total goodwill and intangible amortization	$600	$600	$16,841

Capital expenditures
Direct Marketing	$18,526	$12,782	$22,354
Shoppers	13,365	4,548	4,085
Corporate Activities	24	28	6

Total capital expenditures	$31,915	$17,358	$26,445

Total assets
Direct Marketing	$527,733	$518,195
Shoppers	188,301	180,109
Corporate Activities	43,096	38,428

Total assets	$759,130	$736,732

Goodwill
Direct Marketing	$312,810	$312,454
Shoppers	124,346	124,346

Total goodwill	$437,156	$436,800

Other intangible assets
Direct Marketing	$2,667	$3,267
Shoppers	—	—

Total other intangible assets	$2,667	$3,267

Information about the Company’s operations in different geographic areas:

	Year Ended December 31,
In thousands	2003	2002	2001
Revenues [a]
United States	$896,788	$870,700	$880,642
Other countries	47,788	38,077	37,286

Total revenues	$944,576	$908,777	$917,928

Long-lived net assets [b]
United States	$89,733	$86,324
Other countries	8,014	7,830

Total long-lived assets	$97,747	$94,154

a	Geographic revenues are based on the location of the customer.
b	Long-lived assets are based on physical location.

Harte-Hanks, Inc. and Subsidiaries

Schedule II

Reserve Accounts

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2003	$3,025	$1,573	$3,358	$1,240

Year ended December 31, 2002	$5,463	$1,233	$3,671	$3,025

Year ended December 31, 2001	$4,644	$4,442	$3,623	$5,463