Form 10-Q
period 2004-03-31
HARTE HANKS INC
filed 2004-05-10
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2004: 87,169,841

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2004

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	(Unaudited) March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$33,160	$32,151
Accounts receivable, net	145,900	152,703
Inventory	5,299	5,213
Prepaid expenses	16,492	13,816
Current deferred income tax asset	8,854	7,682
Other current assets	6,338	5,732

Total current assets	216,043	217,297

Property, plant and equipment, net	105,562	97,747
Goodwill, net	446,956	437,156
Other intangible assets, net	2,517	2,667
Other assets	3,762	4,263

Total assets	$774,840	$759,130

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$45,019	$47,891
Accrued payroll and related expenses	21,722	22,808
Customer deposits and unearned revenue	55,861	48,658
Income taxes payable	16,274	7,776
Other current liabilities	5,825	6,939

Total current liabilities	144,701	134,072

Long-term debt	—	5,000
Other long-term liabilities	68,762	64,460

Total liabilities	213,463	203,532

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 113,655,025 and 113,280,794 shares issued at March 31, 2004 and December 31, 2003 respectively	113,655	113,281
Additional paid-in capital	241,414	235,996
Retained earnings	814,248	798,974
Less treasury stock: 26,485,184 and 25,788,502 shares at cost at March 31, 2004 and December 31, 2003, respectively	(589,206)	(573,863)
Accumulated other comprehensive loss	(18,734)	(18,790)

Total stockholders’ equity	561,377	555,598

Total liabilities and stockholders’ equity	$774,840	$759,130

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$236,252	$216,320

Operating expenses
Labor	94,140	86,043
Production and distribution	83,352	75,845
Advertising, selling, general and administrative	19,988	18,643
Depreciation and amortization	7,064	7,806
Intangible amortization	150	150

Total operating expenses	204,694	188,487

Operating income	31,558	27,833

Other expenses (income)
Interest expense	172	209
Interest income	(218)	(47)
Other, net	489	581

	443	743

Income before income taxes	31,115	27,090
Income tax expense	12,326	10,712

Net income	$18,789	$16,378

Basic earnings per common share.	$0.21	$0.18

Weighted-average common shares outstanding	87,453	89,833

Diluted earnings per common share	$0.21	$0.18

Weighted-average common and common equivalent shares outstanding	89,030	91,411

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$18,789	$16,378
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,064	7,806
Intangible amortization	150	150
Amortization of option-related compensation	—	24
Deferred income taxes	2,274	1,923
Other, net	146	55
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	7,811	10,252
(Increase) decrease in inventory	(86)	73
(Increase) decrease in prepaid expenses and other current assets	(3,183)	1,477
Decrease in accounts payable	(3,129)	(1,074)
Increase (decrease) in other accrued expenses and other liabilities	12,690	(3,995)
Other, net	2,114	2,531

Net cash provided by operating activities	44,640	35,600

Cash Flows from Investing Activities
Acquisitions	(15,272)	(341)
Purchases of property, plant and equipment	(9,533)	(8,059)
Proceeds from sale of property, plant and equipment	—	436

Net cash used in investing activities	(24,805)	(7,964)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	—	20,000
Repayment of long-term borrowings	(5,000)	(15,000)
Issuance of common stock	4,848	1,736
Purchase of treasury stock	(15,188)	(25,231)
Issuance of treasury stock	29	28
Dividends paid	(3,515)	(2,701)

Net cash used in financing activities	(18,826)	(21,168)

Net increase in cash and cash equivalents	1,009	6,468
Cash and cash equivalents at beginning of period	32,151	25,026

Cash and cash equivalents at end of period	$33,160	$31,494

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2004 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2003	$111,535	$216,149	$722,231	$(491,793)	$(25,589)	$532,533
Common stock issued-employee benefit plans	213	3,199	—	—	—	3,412
Exercise of stock options for cash and by surrender of shares	1,533	10,392	—	(5,828)	—	6,097
Tax benefit of options exercised	—	6,282	—	—	—	6,282
Dividends paid ($0.12 per share)	—	—	(10,619)	—	—	(10,619)
Treasury stock issued	—	(26)	—	151	—	125
Treasury stock repurchase	—	—	—	(76,393)	—	(76,393)
Comprehensive income, net of tax:
Net income	—	—	87,362	—	—	87,362
Adjustment for minimum pension liability (net of tax of $2,652)	—	—	—	—	4,053	4,053
Foreign currency translation adjustment	—	—	—	—	2,746	2,746

Total comprehensive income						94,161

Balance at December 31, 2003	113,281	235,996	798,974	(573,863)	(18,790)	555,598

Common stock issued— employee benefit plans	43	743	—	—	—	786
Exercise of stock options for cash and by surrender of shares	331	3,833	—	(185)	—	3,979
Tax benefit of options exercised	—	843	—	—	—	843
Dividends paid ($0.040 per share)	—	—	(3,515)	—	—	(3,515)
Treasury stock repurchase	—	—	—	(15,188)	—	(15,188)
Treasury stock issued	—	(1)	—	30	—	29
Comprehensive income, net of tax:
Net income	—	—	18,789	—	—	18,789
Foreign currency translation adjustment	—	—	—	—	56	56

Total comprehensive income						18,845

Balance at March 31, 2004	$113,655	$241,414	$814,248	$(589,206)	$(18,734)	$561,377

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the “Company”).

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any future period. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Certain prior period amounts have been reclassified for comparative purposes.

Note B – Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This revision retained the disclosure requirements contained in the original SFAS No. 132, but added additional disclosures about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This revision also required certain disclosures about pensions and other postretirement benefits in interim financial statements. The annual disclosure provisions of SFAS No. 132, as revised, are effective for fiscal years ending after December 15, 2003, and were included in the notes to the Company’s December 31, 2003 consolidated financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2003, and are included in Note G of these consolidated financial statements.

Note C – Income Taxes

The Company’s quarterly income tax provision of $12.3 million was calculated using an effective income tax rate of approximately 39.6%. The Company’s effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2004. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes which are not deductible for federal income tax purposes.

Note D – Earnings Per Share

A reconciliation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2004	2003
BASIC EPS
Net Income	$18,789	$16,378

Weighted-average common shares outstanding used in earnings per share computations	87,453	89,833

Earnings per common share	$0.21	$0.18

DILUTED EPS
Net Income	$18,789	$16,378

Shares used in diluted earnings per share computations	89,030	91,411

Earnings per common share	$0.21	$0.18

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	87,453	89,833
Weighted-average common equivalent shares—dilutive effect of option shares	1,577	1,578

Shares used in diluted earnings per share computations	89,030	91,411

For the purpose of calculating the shares used in diluted EPS for the quarters ending March 31, 2004 and 2003, 28,000 and 778,000 anti-dilutive market price options have been excluded from the EPS calculations, respectively.

Note E – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the Company’s operations in its two industry segments follows:

	Three Months Ended March 31,
In thousands	2004	2003
Operating revenues
Direct Marketing	$144,828	$134,572
Shoppers	91,424	81,748

Total operating revenues	$236,252	$216,320

Operating Income
Direct Marketing	$15,555	$14,370
Shoppers	18,346	15,696
General corporate expense	(2,343)	(2,233)

Total operating income	$31,558	$27,833

Income before income taxes
Operating income	$31,558	$27,833
Interest expense	(172)	(209)
Interest income	218	47
Other, net	(489)	(581)

Total income before income taxes	$31,115	$27,090

Note F – Stock-Based Compensation

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

Had compensation expense for the Company’s options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
In thousands, except per share amounts	2004	2003
Net income – as reported	$18,789	$16,378
Stock-based employee compensation expense, included in reported net income, net of related tax effects	—	15
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(598)	(1,134)

Net income – pro forma	$18,191	$15,529

Basic earnings per share – as reported	$0.21	$0.18
Basic earnings per share – pro forma	$0.21	$0.17
Diluted earnings per share – as reported	$0.21	$0.18
Diluted earnings per share – pro forma	$0.20	$0.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Expected dividend yield.	0.72%	0.65%
Expected stock price volatility	26.4%	27.4%
Risk free interest rate	3.7%	3.6%
Expected life of options	3-10 years	3-10 years

Note G – Components of Net Periodic Pension Benefit Cost

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands, except per share amounts	2004	2003
Service Cost	$154	$131
Interest Cost	1,686	1,640
Expected return on plan assets	(1,848)	(1,491)
Amortization of prior service cost	16	16
Transition obligation	24	—
Recognized actuarial loss	541	620

Net periodic benefit cost	$573	$916

The Company presently does not expect to make a contribution to either of its pension plans in 2004.

Note H – Acquisition

In February 2004, the Company acquired Avellino Technologies Ltd., a leading provider of data profiling technology. The total cost of the transaction was approximately $15.5 million, which was paid in cash. Goodwill recognized in this transaction amounted to approximately $9.8 million, and was assigned to the Direct Marketing segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Harte-Hanks is a worldwide, direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services organized around five solution points: Construct and update the database – Access the data – Analyze the data – Apply the knowledge – Execute the programs. Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, with shoppers that are zoned into 890 separate editions reaching more than 10 million households in California and Florida each week.

Harte-Hanks derives its revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Shoppers operate in local markets and are largely affected by the strength of the local economies. The Company’s principal expense items are payroll, postage and transportation.

Results of Operations

Operating results for the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended		Change
In thousands	March 31, 2004	March 31, 2003
Revenues	$236,252	$216,320	9.2%
Operating expenses	204,694	188,487	8.6%

Operating income	$31,558	$27,833	13.4%

Net income	$18,789	$16,378	14.7%

Diluted earnings per share	$0.21	$0.18	16.7%

Consolidated revenues increased 9.2% to $236.3 million and operating income increased 13.4% to $31.6 million in the first quarter of 2004 when compared to the first quarter of 2003. Overall operating expenses compared to 2003 increased 8.6% to $204.7 million. See discussion below regarding results of the Company’s operating segments.

Net income increased 14.7% to $18.8 million and diluted earnings per share increased 16.7% to 21 cents per share. The net income increase was a result of the increase in operating income.

Direct Marketing

Direct Marketing operating results for the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended		Change
In thousands	March 31, 2004	March 31, 2003
Revenues	$144,828	$134,572	7.6%
Operating expenses	129,273	120,202	7.5%

Operating income	$15,555	$14,370	8.2%

Direct Marketing revenues increased $10.3 million, or 7.6%, in the first quarter of 2004 compared to 2003. These results reflect double-digit growth in the high-tech/telecom, financial services and pharmaceutical/healthcare vertical markets. Revenues from the retail vertical market continue to be sluggish and were down compared to 2003. Revenues from Direct Marketing’s select markets group were also down, driven by declines from the government/not-for-profit vertical market, partially offset by increased revenues from the manufacturing vertical market. Revenues from the Company’s vertical markets are impacted by the economic fundamentals of each industry as well as the financial condition of specific customers.

From a service offering perspective, Direct Marketing experienced increased revenues from technical support, account management, personalized direct mail, targeted mail, fulfillment and analytics and agency-related business. Partially offsetting these increases were declines in revenues from logistics, data sales and telesales.

Operating expenses increased $9.1 million, or 7.5%, in the first quarter of 2004 compared to 2003. Labor costs increased $5.4 million, or 9.0% in the first quarter of 2004 compared to 2003 as a result of higher payroll costs due to higher volumes, and higher unemployment taxes, which were partially offset by lower pension expense. Production and distribution costs increased $4.4 million, or 10.3%, due primarily to higher outsourcing costs, which were partially offset by decreased logistics related transportation costs. General and administrative expense was flat as increased insurance costs were offset by decreased business services and other costs. Depreciation expense decreased $0.8 million, or 12.0%, due to lower capital expenditures starting in 2001 and continuing into 2002 and assets becoming fully depreciated.

Direct Marketing’s largest cost components are labor, outsourced costs, and transportation. Each of these costs are variable and tend to fluctuate with revenues and the demand for the Company’s direct marketing services.

The acquisition of Avellino Technologies Ltd. at the end of February 2004 had a minimal impact on revenues and operating expenses for the first quarter of 2004, and is not expected to materially impact revenues or operating expenses for the full year 2004.

Shoppers

Shopper operating results for the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended		Change
In thousands	March 31, 2004	March 31, 2003
Revenues	$91,424	$81,748	11.8%
Operating expenses	73,078	66,052	10.6%

Operating income	$18,346	$15,696	16.9%

Shopper revenues increased $9.7 million, or 11.8%, in the first quarter of 2004 compared to 2003. Revenue increases were the result of improved sales in established markets as well as year-over-year geographic expansions into new neighborhoods and household growth in California and Florida. Total Shoppers circulation increased by approximately 158,000 households during the first quarter of 2004 and at the end of the quarter Shopper circulation reached approximately 10.6 million households (including 239,000 households in South Orange County, California where Shoppers publish two editions each week). The Company believes that expansions provide increased revenue opportunities and plans to expand in each of the next few years in both California and Florida. Newer areas initially contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising, primarily core sales and real estate and employment-related advertising, and its distribution products.

Operating expenses increased $7.0 million, or 10.6%, in the first quarter of 2004 compared to 2003. Labor costs increased $2.6 million, or 10.6%, due to higher payroll costs as a result of higher volumes and expansions, and higher unemployment taxes, partially offset by lower pension expense. Production costs increased $3.1 million, or 9.4%, including increased postage of $1.8 million due to increased volumes, and increased paper costs due to increased volumes and rates. General and administrative costs increased $1.3 million, or 19.0%, due primarily to increased insurance expense, which was partially offset by lower promotion expense. Depreciation expense was flat in the first quarter of 2004 compared to 2003.

Shopper’s labor costs are variable and tend to fluctuate with volumes and revenues. Standard postage rates increased at the beginning of the third quarter of 2002 and it is unclear at this time when the next increase might occur. Increased postage rates would impact Shopper’s total production costs. Newsprint prices began to climb in the fourth quarter of 2003 and continued to increase in the first quarter of 2004. This increase impacted Shoppers first quarter production costs and are expected to impact Shopper’s production costs for the remainder of 2004.

Other Income and Expense

Other net expense primarily consists of currency losses, balance-based bank charges and stockholder expenses.

Interest Expense/Interest Income

Interest expense was down slightly in the first quarter of 2004 compared to the same period in 2003 due to lower outstanding debt levels under the Company’s revolving credit facility.

Interest income was up $0.2 million in the first quarter of 2004 compared to the same period in 2003 due to interest related to a tax refund the Company received in the first quarter of 2004.

Income Taxes

The Company’s income tax expense increased $1.6 million in the first quarter of 2004 compared to the first quarter of 2003. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was approximately 39.6% for the first quarter of 2004 and approximately 39.5% for the first quarter of 2003.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2004 was $44.6 million, compared to $35.6 million for the first three months of 2003. Net cash outflows from investing activities were $24.8 million for the first three months of 2004, compared to $8.0 million for the first three months of 2003. The difference between net cash outflows in 2004 and 2003 is primarily the result of the acquisition of Avellino Technologies Ltd. in February 2004. The remaining net cash outflows in both years primarily relate to purchases of fixed assets. Net cash outflows from financing activities were $18.8 million in 2004 compared to $21.2 million in 2003. The difference between net cash outflows in 2004 and 2003 is attributable primarily to a lower amount spent for the repurchase of treasury stock and a higher amount of cash received from the exercise of stock options in 2004. Partially offsetting these amounts was higher net repayment of borrowings and higher dividend payments in 2004.

Capital resources are available from and provided through the Company’s unsecured credit facility. This credit facility, a three-year $125 million variable-rate, revolving loan commitment, was put in place on October 18, 2002. All borrowings under this credit agreement are to be repaid by October 17, 2005. As of March 31, 2004, the Company had no debt outstanding and had available to it the full $125 million of unused borrowing capacity under this credit facility. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions, capital expenditures, stock repurchases and dividends for the foreseeable future.

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

Acquisitions – The Company continues to pursue acquisition opportunities, primarily in its Direct Marketing segment. Acquisition activities, even if not consummated,

require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions will be achieved.

Competition – Direct marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company’s Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. The Company’s Shopper business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers, other communications media and other advertising printers that operate in the Company’s markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve the Company’s current processes and to develop new products and services could result in the loss of the Company’s customers to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect the Company’s growth.

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

War – War and/or terrorism or the threat of war and/or terrorism involving the United States could have a significant impact on the Company’s operations. War or the threat of war could substantially affect the levels of advertising expenditures by clients in each of the Company’s businesses. In addition each of the Company’s businesses could be affected by operation disruptions and a shortage of supplies and labor related to such a war or threat of war.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement, which bears interest at variable rates based on EUROLIBOR (which would have had an effective rate of 1.60% at March 31, 2004) and has a maturity date of October 17, 2005. At March 31, 2004, the Company did not have any debt outstanding under its revolving line of credit. The Company’s earnings are also affected by changes in short-term interest rates as a result of its deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 4.0% at March 31, 2004) and has a balance of $6.2 million at March 31, 2004. Assuming the current level of borrowing and deferred compensation balance and assuming a one percentage point change in the quarter’s annual interest rates, it is estimated that the Company’s first quarter 2004 net income would have been approximately $13,000 lower. Due to the Company’s debt level and deferred compensation balance at March 31, 2004, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, the Company does not believe that it has significant exposure to market risks associated with changing interest rates as of March 31, 2004. The Company does not use derivative financial instruments in its operations.

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

PART II. OTHER INFORMATION

Item 2. Issuer Purchases of Equity Securities

The following table contains information about the Company’s purchases of equity securities during the first quarter of 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2004	38,495	$21.58	30,000	4,167,149
February 1 – 29, 2004	259,100	$22.26	259,100	3,908,049
March 1 – 31, 2004	400,420	$22.43	400,420	3,507,629

Total	698,015	$22.32	689,520

(1)	During the first quarter of 2004 689,520 shares were purchased through the Company’s stock repurchase program that was publicly announced in January 1997. Under this program, our Board authorized the repurchase of up to 39,900,000 shares of our outstanding common stock. As of March 31, 2004 we have repurchased a total of 36,392,371 shares at an average price of $15.74 per share under this program. During the quarter the Company also received 8,495 shares related to stock option exercises.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See index to Exhibits on Page 20.

(b)	The Company filed a report on Form 8-K dated April 21, 2004. The report incorporated the Company’s earnings release for the period ended March 31, 2004. Under the report, the Company furnished (not filed) pursuant to Item 9 and Item 12, the press release entitled “Harte-Hanks Reports First Quarter EPS Growth of 16.7% on Revenue Growth of 9.2%” relating to the results of the first fiscal quarter ended March 31, 2004, as well as filed GAAP financial statements under Item 7.

The Company filed a report on Form 8-K dated April 29, 2004. The report presented the reclassification of temporary labor and consulting costs for each of the quarters in 2003 and for the full year ended December 31, 2003. Under the report, the Company furnished (not filed) pursuant to Item 9 and Item 12, the table entitled “Reclass of certain 2003 operating expense amounts for comparative purposes”.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 10, 2004	/s/ RICHARD M. HOCHHAUSER

Date	Richard M. Hochhauser President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 10, 2004	/s/ Dean H. Blythe

Date	Dean H. Blythe Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 10, 2004	/s/ Jessica M. Huff

Date	Jessica M. Huff Vice President, Finance and Chief Accounting Officer

*Filed herewith

+Indicates management contract or compensatory plan, contract or arrangement.

The agreements set forth above describe the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.