Form 10-Q
period 2004-06-30
HARTE HANKS INC
filed 2004-08-09
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value per share, 85,929,667 shares as of July 31, 2004.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2004

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	(Unaudited) June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$29,697	$32,151
Accounts receivable, net	151,773	152,703
Inventory	4,965	5,213
Prepaid expenses	14,274	13,816
Current deferred income tax asset	9,063	7,682
Other current assets	7,269	5,732

Total current assets	217,041	217,297

Property, plant and equipment, net	105,408	97,747
Goodwill, net	448,525	437,156
Other intangible assets, net	2,367	2,667
Other assets	3,984	4,263

Total assets	$777,325	$759,130

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$49,307	$47,891
Accrued payroll and related expenses	24,141	22,808
Customer deposits and unearned revenue	53,065	48,658
Income taxes payable	4,879	7,776
Other current liabilities	6,461	6,939

Total current liabilities	137,853	134,072

Long-term debt	15,000	5,000
Other long-term liabilities	71,748	64,460

Total liabilities	224,601	203,532

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 113,855,016 and 113,280,794 shares issued at June 30, 2004 and December 31 2003, respectively	113,855	113,281
Additional paid-in capital	244,691	235,996
Retained earnings	836,349	798,974
Less treasury stock: 27,874,836 and 25,788,502 shares at cost at June 30, 2004 and December 31, 2003, respectively	(622,756)	(573,863)
Accumulated other comprehensive loss	(19,415)	(18,790)

Total stockholders’ equity	552,724	555,598

Total liabilities and stockholders’ equity	$777,325	$759,130

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Operating revenues	$254,152	$233,169

Operating expenses
Labor	97,309	88,110
Production and distribution	86,569	80,521
Advertising, selling, general and administrative	20,096	18,295
Depreciation and amortization	7,130	7,627
Intangible amortization	150	150

Total operating expenses	211,254	194,703

Operating income	42,898	38,466

Other expenses (income)
Interest expense	260	242
Interest income	(73)	(53)
Other, net	196	432

	383	621

Income before income taxes	42,515	37,845
Income tax expense	16,969	14,763

Net income	$25,546	$23,082

Basic earnings per common share	$0.30	$0.26

Weighted-average common shares outstanding	86,335	88,540

Diluted earnings per common share	$0.29	$0.26

Weighted-average common and common equivalent shares outstanding	87,963	89,999

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating revenues	$490,404	$449,489

Operating expenses
Labor	191,449	174,153
Production and distribution	169,921	156,366
Advertising, selling, general and administrative	40,084	36,938
Depreciation and amortization	14,194	15,433
Intangible amortization	300	300

Total operating expenses	415,948	383,190

Operating income	74,456	66,299

Other expenses (income)
Interest expense	432	451
Interest income	(291)	(100)
Other, net	685	1,013

	826	1,364

Income before income taxes	73,630	64,935
Income tax expense	29,295	25,475

Net income	$44,335	$39,460

Basic earnings per common share	$0.51	$0.44

Weighted-average common shares outstanding	86,894	89,187

Diluted earnings per common share	$0.50	$0.44

Weighted-average common and common equivalent shares outstanding	88,497	90,705

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$44,335	$39,460
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,194	15,433
Intangible amortization	300	300
Amortization of option-related compensation	50	48
Deferred income taxes	4,898	3,348
Other, net	161	116
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	1,996	4,220
Decrease (increase) in inventory	248	(108)
(Increase) decrease in prepaid expenses and other current assets	(1,896)	1,880
Increase in accounts payable	1,157	101
Increase (decrease) in other accrued expenses and other current liabilities	2,232	(8,367)
Other, net	1,448	4,019

Net cash provided by operating activities	69,123	60,450

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(16,937)	(343)
Purchases of property, plant and equipment	(16,281)	(16,878)
Proceeds from sale of property, plant and equipment	63	444

Net cash used in investing activities	(33,155)	(16,777)

Cash Flows from Financing Activities
Long-term borrowings	25,000	20,000
Repayment of long-term borrowings	(15,000)	(25,000)
Issuance of common stock	7,245	7,453
Purchase of treasury stock	(48,783)	(44,259)
Issuance of treasury stock	76	57
Dividends paid	(6,960)	(5,349)

Net cash used in financing activities	(38,422)	(47,098)

Net decrease in cash and cash equivalents	(2,454)	(3,425)
Cash and cash equivalents at beginning of year	32,151	25,026

Cash and cash equivalents at end of period	$29,697	$21,601

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2004 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2003	$111,535	$216,149	$722,231	$(491,793)	$(25,589)	$532,533
Common stock issued- employee benefit plans	213	3,199	—	—	—	3,412
Exercise of stock options for cash and by surrender of shares	1,533	10,392	—	(5,828)	—	6,097
Tax benefit of options exercised	—	6,282	—	—	—	6,282
Dividends paid ($0.12 per share)	—	—	(10,619)	—	—	(10,619)
Treasury stock repurchased	—	—	—	(76,393)	—	(76,393)
Treasury stock issued	—	(26)	—	151	—	125
Comprehensive income, net of tax:
Net income	—	—	87,362	—	—	87,362
Adjustment for minimum pension liability (net of tax of $2,652)	—	—	—	—	4,053	4,053
Foreign currency translation adjustment	—	—	—	—	2,746	2,746

Total comprehensive income						94,161

Balance at December 31, 2003	113,281	235,996	798,974	(573,863)	(18,790)	555,598

Common stock issued— employee benefit plans	89	1,624	—	—	—	1,713
Exercise of stock options for cash and by surrender of shares	485	5,149	—	(185)	—	5,449
Tax benefit of options exercised	—	1,921	—	—	—	1,921
Dividends paid ($0.08 per share)	—	—	(6,960)	—	—	(6,960)
Treasury stock repurchased	—	—	—	(48,783)	—	(48,783)
Treasury stock issued	—	1	—	75	—	76
Comprehensive income, net of tax:
Net income	—	—	44,335	—	—	44,335
Foreign currency translation adjustment	—	—	—	—	(625)	(625)

Total comprehensive income						43,710

Balance at June 30, 2004	$113,855	$244,691	$836,349	$(622,756)	$(19,415)	$552,724

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the “Company”).

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Certain prior period amounts have been reclassified for comparative purposes.

Note B – Income Taxes

The Company’s quarterly income tax provision of $17.0 million was calculated using an effective income tax rate of approximately 39.9%. The Company’s six month income tax provision of $29.3 million, was calculated using an effective income tax rate of approximately 39.8%. The Company’s effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2004. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

Note C – Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2004	2003
BASIC EPS
Net Income	$25,546	$23,082

Weighted-average common shares outstanding used in earnings per share computations	86,335	88,540

Earnings per common share	$0.30	$0.26

DILUTED EPS
Net Income	$25,546	$23,082

Shares used in diluted earnings per share computations	87,963	89,999

Earnings per common share	$0.29	$0.26

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	86,335	88,540
Weighted average common equivalent shares—dilutive effect of option shares	1,628	1,459

Shares used in diluted earnings per share computations	87,963	89,999

For the purpose of calculating the shares used in the diluted EPS calculation for the three months ending June 30, 2004 and 2003, 116,000 and 762,000 anti-dilutive market price options have been excluded from the EPS calculations, respectively.

	Six Months Ended June 30,
In thousands, except per share amounts	2004	2003
BASIC EPS
Net Income	$44,335	$39,460

Weighted-average common shares outstanding used in earnings per share computations	86,894	89,187

Earnings per common share	$0.51	$0.44

DILUTED EPS
Net Income	$44,335	$39,460

Shares used in diluted earnings per share computations	88,497	90,705

Earnings per common share	$0.50	$0.44

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	86,894	89,187
Weighted-average common equivalent shares—dilutive effect of option shares	1,603	1,518

Shares used diluted in earnings per share computations	88,497	90,705

For the purpose of calculating the shares used in the diluted EPS calculation for the six months ending June 30, 2004 and 2003, 58,000 and 770,000 anti-dilutive market price options have been excluded from the EPS calculations, respectively.

Note D – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the Company’s operations in its two different business segments follows:

	Three Months Ended June 30,
In thousands	2004	2003
Operating revenues
Direct Marketing	$154,566	$141,937
Shoppers	99,586	91,232

Total operating revenues	$254,152	$233,169

Operating Income
Direct Marketing	$22,154	$19,207
Shoppers	23,442	21,263
Corporate Activities	(2,698)	(2,004)

Total operating income	$42,898	$38,466

Income before income taxes
Operating income	$42,898	$38,466
Interest expense	(260)	(242)
Interest income	73	53
Other, net	(196)	(432)

Total income before income taxes	$42,515	$37,845

	Six Months Ended June 30,
In thousands	2004	2003
Operating revenues
Direct Marketing	$299,394	$276,509
Shoppers	191,010	172,980

Total operating revenues	$490,404	$449,489

Operating Income
Direct Marketing	$37,709	$33,577
Shoppers	41,788	36,959
Corporate Activities	(5,041)	(4,237)

Total operating income	$74,456	$66,299

Income before income taxes
Operating income	$74,456	$66,299
Interest expense	(432)	(451)
Interest income	291	100
Other, net	(685)	(1,013)

Total income before income taxes	$73,630	$64,935

Note E – Stock-Based Compensation

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

Had compensation expense for the Company’s options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
In thousands, except per share amounts	2004	2003
Net income – as reported	$25,546	$23,082
Stock-based employee compensation expense, included in reported net income, net of related tax effects	30	14
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,115)	(719)

Net income – pro forma	$24,461	$22,377

Basic earnings per share – as reported	$0.30	$0.26
Basic earnings per share – pro forma	$0.28	$0.25
Diluted earnings per share – as reported	$0.29	$0.26
Diluted earnings per share – pro forma	$0.28	$0.25

	Six Months Ended June 30,
In thousands, except per share amounts	2004	2003
Net income – as reported	$44,335	$39,460
Stock-based employee compensation expense, included in reported net income, net of related tax effects	30	29
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,713)	(1,853)

Net income – pro forma	$42,652	$37,636

Basic earnings per share – as reported	$0.51	$0.44
Basic earnings per share – pro forma	$0.49	$0.42
Diluted earnings per share – as reported	$0.50	$0.44
Diluted earnings per share – pro forma	$0.48	$0.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Expected dividend yield.	0.71%	0.65%
Expected stock price volatility	26.4%	27.1%
Risk free interest rate	3.7%	3.5%
Expected Life of options	3-10 years	3-10 years

Note F – Components of Net Periodic Pension Benefit Cost

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,
In thousands, except per share amounts	2004	2003
Service Cost	$140	$131
Interest Cost	1,642	1,640
Expected return on plan assets	(1,849)	(1,491)
Amortization of prior service cost	16	16
Transition obligation	24	—
Recognized actuarial loss	491	620

Net periodic benefit cost	$464	$916

	Six Months Ended June 30,
In thousands, except per share amounts	2004	2003
Service Cost	$280	$262
Interest Cost	3,284	3,280
Expected return on plan assets	(3,698)	(2,982)
Amortization of prior service cost	32	32
Transition obligation	48	—
Recognized actuarial loss	982	1,240

Net periodic benefit cost	$928	$1,832

The Company presently does not expect to make a contribution to either of its pension plans in 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Harte-Hanks is a worldwide, direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services organized around five solution points: Construct and update the database – Access the data – Analyze the data – Apply the knowledge – Execute the programs. Experts at each element with this process, Harte-Hanks Direct Marketing is highly skilled at tailoring solutions for each of the vertical markets it serves. Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, with shoppers that are zoned into more than 900 separate editions reaching nearly 11 million households in California and Florida each week.

Harte-Hanks derives its revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Shoppers operate in local markets and are largely affected by the strength of the local economies. The Company’s principal expense items are payroll, postage and transportation.

Results of Operations

Operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2004	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change
Revenues	$254,152	$233,169	9.0%	$490,404	$449,489	9.1%
Operating expenses	211,254	194,703	8.5%	415,948	383,190	8.5%

Operating income	$42,898	$38,466	11.5%	$74,456	$66,299	12.3%

Net income	$25,546	$23,082	10.7%	$44,335	$39,460	12.4%

Diluted earnings per share	$0.29	$0.26	11.5%	$0.50	$0.44	13.6%

Consolidated revenues increased 9.0% to $254.2 million and operating income increased 11.5% to $42.9 million in the second quarter of 2004 when compared to the second quarter of 2003. Overall operating expenses compared to 2003 increased 8.5% to $211.3 million in the second quarter of 2004 when compared to the second quarter of 2003.

Net income increased 10.7% to $25.5 million and diluted earnings per share grew 11.5% to 29 cents per share in the second quarter of 2004 when compared to the second quarter of 2003. The increase in net income was a result of increased operating income in the second quarter of 2004 when compared to the second quarter of 2003.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2004	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change
Revenues	$154,566	$141,937	8.9%	$299,394	$276,509	8.3%
Operating expenses	132,412	122,730	7.9%	261,685	242,932	7.7%

Operating income	$22,154	$19,207	15.3%	$37,709	$33,577	12.3%

Direct Marketing revenues increased $12.6 million, or 8.9%, in the second quarter of 2004 compared to 2003. These results reflect year-over-year revenue growth in all of Direct Marketing’s vertical markets. Revenues from the high-tech/telecom, pharmaceutical/healthcare and select vertical market groups all had double-digit growth compared to the prior year quarter. Revenues from the financial services vertical market had near double-digit growth and revenues from the retail vertical market were up slightly compared to the second quarter of 2003. Revenues from the Company’s vertical markets are impacted by the economic fundamentals of each industry as well as the financial condition of specific customers.

From a service offering perspective, Direct Marketing experienced increased revenues from technical support, targeted mail, analytics, agency-related business and software. Partially offsetting these increases were declines in revenues from telesales and data sales.

Operating expenses increased $9.7 million, or 7.9%, in the second quarter of 2004 compared to 2003. Labor costs increased $7.0 million, or 11.4%, in the second quarter of 2004 compared to 2003 as a result of increased incentive compensation due to Direct Marketing’s financial performance, higher payroll costs due to higher volumes and increased headcount, and higher unemployment taxes. Labor costs were partially offset by lower healthcare costs and pension expense. Production and distribution costs increased $1.5 million, or 3.3%, due primarily to higher outsourcing costs and increased repairs and maintenance expense, which were partially offset by decreased lease expense and lower logistics related transportation costs. General and administrative expense increased $1.7 million, or 17.1%, due to increased bad debt expense, employee expenses and insurance costs, partially offset by decreased professional services. Depreciation expense decreased $0.5 million, or 7.4%, due to lower capital expenditures starting in 2001 and continuing into 2002 and assets becoming fully depreciated.

Direct Marketing revenues increased $22.9 million, or 8.3%, in the first half of 2004 compared to the first half of 2003. These results reflect double-digit year-over-year revenue growth from the high-tech/telecom, financial services, and pharmaceutical/healthcare vertical markets. Direct Marketing also had revenue growth from its select markets group in the first half of 2004. These increased revenues were partially offset by decreased revenues from the retail vertical market.

From a service offering perspective, Direct Marketing experienced increased revenues from technical support, analytics, targeted mail, agency-related business and software. Partially offsetting these increases were declines in revenues from telesales, logistics-related transportation and data sales.

Operating expenses increased $18.8 million, or 7.7%, in the first half of 2004 compared to the first half of 2003. Labor costs increased $12.4 million, or 10.2%, in the first half of 2004 compared to 2003 as a result of increased incentive compensation due to Direct Marketing’s financial performance, higher payroll costs due to higher volumes and increased headcount, and higher unemployment taxes. Labor costs were partially offset by lower healthcare costs and pension expense. Production and distribution costs increased $5.9 million, or 6.7% primarily due to higher outsourcing costs and production services, which were partially offset by decreased logistics-related transportation costs. General and administrative expense increased $1.7 million, or 8.1%, due to increased insurance costs and bad debt expense, partially offset by decreased professional services and business services. Depreciation expense decreased $1.2 million, or 9.6%, due to lower capital expenditures starting in 2001 and continuing into 2002 and assets becoming fully depreciated.

Direct Marketing’s largest cost components are labor, outsourced costs, and transportation. Each of these costs are variable and tend to fluctuate with revenues and the demand for the Company’s direct marketing services.

The acquisition of Avellino Technologies Ltd. at the end of February 2004 had a minimal impact on revenues and operating expenses for the first half of 2004, and is not expected to materially impact revenues or operating expenses for the full year 2004.

Shoppers

Shopper operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2004	June 30, 2003	Change	June 30, 2004	June 30, 2003	Change
Revenues	$99,586	$91,232	9.2%	$191,010	$172,980	10.4%
Operating expenses	76,144	69,969	8.8%	149,222	136,021	9.7%

Operating income	$23,442	$21,263	10.2%	$41,788	$36,959	13.1%

Shopper revenues increased $8.4 million, or 9.2%, in the second quarter of 2004 compared to 2003. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods and household growth in California and Florida. Total Shoppers circulation increased by approximately 346,000 households during the second quarter of 2004 and at the end of the quarter Shopper circulation reached nearly 11.0 million households (including 241,000 households in South Orange County, California where Shoppers publish two editions each week). The Company believes that expansions provide increased revenue opportunities and plans to expand in each of the next few years. Newer areas initially contribute less from a revenue-per-thousand households perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising, primarily core sales and real estate and employment-related advertising, and its distribution products.

Operating expenses increased $6.2 million, or 8.8%, in the second quarter of 2004 compared to 2003. Labor costs increased $1.9 million, or 7.3%, due to higher payroll costs as a result of higher volumes and expansions, and higher unemployment taxes, partially offset by lower pension expense. Production costs increased $4.5 million, or 12.9%, including increased postage of $2.5 million due to increased volumes, and increased paper costs due to increased volumes and rates. General and administrative costs decreased $0.2 million, or 2.5%, primarily due to decreased promotion costs, insurance expense, and bad debt expense, partially offset by higher business services and professional services costs. Depreciation expense was flat in the second quarter of 2004 compared to 2003.

Shopper revenues increased $18.0 million, or 10.4%, in the first six months of 2004 compared to the first six months of 2003. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods and household growth in California and Florida. Total Shoppers circulation increased by approximately 501,000 households during the first half of 2004.

From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising, primarily core sales and real estate and employment-related advertising, and its distribution products.

Operating expenses increased $13.2 million, or 9.7%, in the first half of 2004 compared to the first half of 2003. Labor costs increased $4.4 million, or 8.9%, due to higher payroll costs as a result of higher volumes and expansions, and higher unemployment taxes, partially offset by lower pension expense. Production costs increased $7.7 million, or 11.2%, including additional postage of $4.3 million due to increased volumes, and increased paper costs due to increased volumes and rates. General and administrative costs increased $1.1 million, or 7.4%, due to increased insurance expense and business services costs, partially offset by decreased promotion costs and bad debt expense. Depreciation expense was flat in the first half of 2004 compared to 2003.

Shopper labor costs are variable and tend to fluctuate with volumes and revenues. Standard postage rates increased at the beginning of the third quarter of 2002 and it is unclear at this time when the next increase might occur. Increased postage rates would impact total Shopper production costs. Newsprint prices began to climb in the fourth quarter of 2003 and continued to increase in the first half of 2004. This increase impacted Shopper’s first half production costs and is expected to impact Shopper’s production costs for the remainder of 2004.

General Corporate Expense

General corporate expense increased $0.7 million, or 34.6%, during the second quarter of 2004 compared to the second quarter of 2003. General corporate expense increased $0.8 million, or 19.3%, during the first half of 2004 compared to the first half of 2003. The increase in general corporate expense in both the second quarter and the first half of 2004 was primarily a result of increased incentive compensation due to the Company’s financial performance.

Other Income and Expense

Other net expense for the second quarter and first half of 2004 primarily consists of balance-based bank charges and stockholder expenses, and was partially offset by currency gains.

Interest Expense/Interest Income

Interest expense was flat in the second quarter and first half of 2004 compared to the same periods in 2003.

Interest income was flat in the second quarter of 2004 compared to the second quarter of 2003. Interest income was up $0.2 million in the first half of 2004 compared to the first half of 2003 due to interest related to a tax refund the Company received in the first quarter of 2004.

Income Taxes

The Company’s income tax expense increased $2.2 million in the second quarter of 2004 and $3.8 million in the first half of 2004 compared to the same periods in 2003. These changes were primarily due to the changes in pre-tax income levels. The effective tax rate was 39.9% for the second quarter of 2004 and 39.0% for the second quarter of 2003. The effective tax rate was 39.8% for the first half of 2004 and 39.2% for the first half of 2003.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2004 was $69.1 million, compared to $60.5 million for the first six months of 2003. Net cash outflows from investing activities were $33.2 million for the first half of 2004, compared to $16.8 million for the first half of 2003. The difference between net cash outflows from investing activities in 2004 and 2003 is primarily the result of the acquisition of Avellino Technologies Ltd. in February 2004. The remaining net cash outflows in both years primarily relate to purchases of fixed assets. Net cash outflows from financing activities were $38.4 million in 2004 compared to $47.1 million in 2003. The difference between net cash outflows from financing activities in 2004 and 2003 is attributable primarily to net borrowings on the Company’s credit facility of $10.0 million in the first half of 2004 compared to net repayments of $5.0 million in the first half of 2003. Partially offsetting the difference in outflows from financing activities in 2004 compared to 2003 were a higher amount spent for the repurchase of treasury stock and higher dividend payments in 2004.

Capital resources are available from and provided through the Company’s unsecured credit facility. This credit facility, a three-year $125 million variable-rate, revolving loan commitment, was put in place on October 18, 2002. All borrowings under this credit agreement are to be repaid by October 17, 2005. As of June 30, 2004, the Company had $110 million of unused borrowing capacity under this credit facility. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions, capital expenditures, stock repurchases and dividend payments for the foreseeable future.

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

Legislation – There could be a material adverse impact on the Company’s Direct Marketing business due to the enactment of additional legislation or industry regulations, including consumer privacy legislation. Restrictions or prohibitions could be placed upon the collection and use of information that is currently legally available.

Data Suppliers – There could be a material adverse impact on the Company’s Direct Marketing business if owners of the data the Company uses were to withdraw the data. Data providers could withdraw their data if there is a competitive reason to do so or if additional legislation is passed restricting the use of the data.

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

Postal Rates – The Company’s Shoppers and Direct Marketing services depend on the United States Postal Service to deliver products. The Company’s Shoppers are delivered by standard mail, and postage is the second largest expense, behind payroll, in the Company’s Shopper business. Standard postage rates increased at the beginning of the third quarter of 2002. Overall Shopper postage costs are expected to grow as a result of anticipated increases in circulation and insert volumes. Postal rates also influence the demand for the Company’s Direct Marketing services even though the cost of mailings is borne by the Company’s customers and is not directly reflected in the Company’s revenues or expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement, which bears interest at variable rates based on EUROLIBOR (effective rate of 1.80% at June 30, 2004) and has a maturity date of October 17, 2005. At June 30, 2004, the Company had $15 million of debt outstanding under its revolving line of credit. The Company’s earnings are also affected by changes in short-term interest rates as a result of its deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 4.25% at June 30, 2004) and has a balance of $6.4 million at June 30, 2004. Assuming the current level of borrowing and deferred compensation balance and assuming a one percentage point change in the quarter’s and first six months’ annual interest rates, it is estimated that the Company’s net income for the second quarter and first six months of 2004 would have been approximately $20,000 and $33,000 lower, respectively. Due to the Company’s debt level and deferred compensation balance at June 30, 2004, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, the Company does not believe that it has significant exposure to market risks associated with changing interest rates as of June 30, 2004. The Company does not use derivative financial instruments in its operations.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table contains information about the Company’s purchases of its equity securities during the second quarter of 2004:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 – 30, 2004(2)(3)	1,115,680	$24.09	1,115,680	7,391,949
May 1 – 31, 2004	276,000	$23.59	276,000	7,115,949
June 1 – 30, 2004	—	$—	—	7,115,949

Total	1,391,680	$23.99	1,391,680

(1)	During the second quarter of 2004, 1,391,680 shares were purchased through the Company’s stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board authorized the repurchase of up to 44,900,000 shares of our outstanding common stock. As of June 30, 2004 we had repurchased a total of 37,784,051 shares at an average price of $16.05 per share under this program.
(2)	On April 26, 2004, the Company purchased 744,000 shares of its common stock for $24.00 per share ($0.24 below the closing price per share of the Company’s common stock on April 26, 2004) from two trusts and a private foundation. Mr. Larry Franklin, the Chairman of the Company’s Board, and Mr. David L. Copeland, the Chairman of the Company’s Audit Committee, serve as co-trustees on each of the trusts and are board members on the private foundation. Each of Messrs. Franklin and Copeland disclaim beneficial ownership of such shares.
(3)	On April 28, 2004, the Company purchased 100,000 shares of its common stock for $24.00 per share (the closing price per share of the Company’s common stock on April 28, 2004) from Mr. Houston H. Harte. Mr. Harte is a member of the Company’s Board of Directors.

Item 4 Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 18, 2004. At the meeting the stockholders were requested to vote on the following:

a)	To elect Larry Franklin, William F. Farley and William K. Gayden as Class II directors for a three-year term. The result of the vote was as follows:

	For	Withheld
William F. Farley	81,543,690	1,271,821
Larry Franklin	80,461,484	2,354,027
William K. Gayden	79,596,818	3,218,693

The names of each director whose term of office continued are: David L. Copeland, Peter T. Flawn, Christopher M. Harte, Houston H. Harte, Richard Hochhauser and Judy C. Odom.

b)	To approve an amendment to the Company’s Amended and Restated 1991 Stock Option Plan that increases by four million the number of shares of common stock that may be issued under the plan. The result of the vote was as follows

For	Against	Abstain
66,877,227	6,773,489	53,829

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See index to Exhibits on Page 23.

(b)	The Company filed a report on Form 8-K dated July 27, 2004. The report incorporated the Company’s earnings release for the period ended June 30, 2004. Under the report, the Company furnished (not filed) pursuant to Item 9 and Item 12, the press release entitled “Harte-Hanks Reports Second Quarter EPS Growth of 11.5% on Revenue Growth of 9.0%” relating to the results of the second fiscal quarter ended June 30, 2004, as well as filed GAAP financial statements under Item 7.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 9, 2004	/s/ RICHARD M. HOCHHAUSER
Date	Richard M. Hochhauser
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 9, 2004	/s/ DEAN H. BLYTHE
Date	Dean H. Blythe
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 9, 2004	/s/ JESSICA M. HUFF
Date	Jessica M. Huff
Vice President, Finance and Chief Accounting Officer

Exhibit No.	Description of Exhibit	Page No.
3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

10(a)	1984 Stock Option Plan (filed as Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 1984 and incorporated herein by reference).+

10(b)	Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

10(c)	Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000 (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1999 and Incorporated by reference herein).+

10(d)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).+

10(e)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).+

10(f)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).+

10(g)	Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).+

10(h)	Amendment One to Harte-Hanks, Inc. Amended and Restated Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

10(i)	Three-Year Credit Agreement dated as of October 18, 2002 between Harte-Hanks, Inc. and the Lenders named therein for $125 million (filed as Exhibit 10(n) to the Company’s form 10-Q for the nine months ended September 30, 2002 and incorporated by reference herein).

10(j)	Harte-Hanks 1994 Employee Stock Purchase Plan As Amended (filed as Exhibit 10(o) to the Company’s form 10-K for the year ended December 31, 2002 and incorporated by reference herein).+

*21	Subsidiaries of the Company.	26

*Filed herewith

+Indicates management contract or compensatory plan, contract or arrangement.

The agreements set forth above describe the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.