Form 10-Q
period 2004-09-30
HARTE HANKS INC
filed 2004-11-09
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value per share, 85,320,612 shares as of October 31, 2004.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2004

		Page

Part I. Financial Information

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Operations – Three months ended September 30, 2004 and 2003	4

	Consolidated Statements of Operations – Nine months ended September 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and 2003	6

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Nine months ended September 30, 2004 and twelve months ended December 31, 2003	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4	Controls and Procedures	18

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	(Unaudited) September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$19,135	$32,151
Accounts receivable, net	181,579	152,703
Inventory	5,793	5,213
Prepaid expenses	16,041	13,816
Current deferred income tax asset	8,813	7,682
Other current assets	7,882	5,732

Total current assets	239,243	217,297

Property, plant and equipment, (less accumulated depreciation of $206,678 in 2004 and $194,987 in 2003)	104,651	97,747
Goodwill, (less accumulated amortization of $81,973 in 2004 and 2003)	448,762	437,156
Other intangible assets, (less accumulated amortization of $2,783 in 2004 and $2,333 in 2003)	2,217	2,667
Other assets	3,815	4,263

Total assets	$798,688	$759,130

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$49,565	$47,891
Accrued payroll and related expenses	32,599	22,808
Customer deposits and unearned revenue	54,283	48,658
Income taxes payable	5,765	7,776
Other current liabilities	7,028	6,939

Total current liabilities	149,240	134,072

Long-term debt	20,000	5,000
Other long-term liabilities	74,472	64,460

Total liabilities	243,712	203,532

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 114,176,842 and 113,280,794 shares issued at September 30, 2004 and December 31, 2003, respectively	114,177	113,281
Additional paid-in capital	249,756	235,996
Retained earnings	858,587	798,974
Less treasury stock: 28,935,200 and 25,788,502 shares at cost at September 30, 2004 and December 31, 2003, respectively	(648,590)	(573,863)
Accumulated other comprehensive loss	(18,954)	(18,790)

Total stockholders’ equity	554,976	555,598

Total liabilities and stockholders’ equity	$798,688	$759,130

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Operating revenues	$262,566	$239,366

Operating expenses
Labor	99,726	88,442
Production and distribution	91,326	84,906
Advertising, selling, general and administrative	20,987	20,264
Depreciation and amortization	6,871	7,090
Intangible amortization	150	150

Total operating expenses	219,060	200,852

Operating income	43,506	38,514

Other expenses (income)
Interest expense	239	199
Interest income	(31)	(32)
Other, net	243	488

	451	655

Income before income taxes	43,055	37,859
Income tax expense	17,402	14,935

Net income	$25,653	$22,924

Basic earnings per common share	$0.30	$0.26

Weighted-average common shares outstanding	85,612	88,288

Diluted earnings per common share	$0.29	$0.26

Weighted-average common and common equivalent shares outstanding	87,259	89,571

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating revenues	$752,970	$688,855

Operating expenses
Labor	291,175	262,595
Production and distribution	261,247	241,272
Advertising, selling, general and administrative	61,071	57,202
Depreciation and amortization	21,065	22,523
Intangible amortization	450	450

Total operating expenses	635,008	584,042

Operating income	117,962	104,813

Other expenses (income)
Interest expense	671	650
Interest income	(322)	(132)
Other, net	928	1,501

	1,277	2,019

Income before income taxes	116,685	102,794
Income tax expense	46,697	40,410

Net income	$69,988	$62,384

Basic earnings per common share	$0.81	$0.70

Weighted-average common shares outstanding	86,467	88,887

Diluted earnings per common share	$0.79	$0.69

Weighted-average common and common equivalent shares outstanding	88,084	90,327

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$69,988	$62,384
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,065	22,523
Intangible amortization	450	450
Amortization of option-related compensation	76	72
Deferred income taxes	7,220	9,103
Other, net	314	297
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable, net	(27,810)	(6,615)
(Increase) decrease in inventory	(580)	472
(Increase) decrease in prepaid expenses and other current assets	(4,276)	110
Increase in accounts payable	1,415	9,204
Increase (decrease) in other accrued expenses and other current liabilities	14,107	(1,252)
Other, net	2,452	(8,836)

Net cash provided by operating activities	84,421	87,912

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(17,173)	(343)
Purchases of property, plant and equipment	(22,115)	(25,683)
Proceeds from sale of property, plant and equipment	181	444

Net cash used in investing activities	(39,107)	(25,582)

Cash Flows from Financing Activities
Long-term borrowings	45,000	45,000
Repayment of long-term borrowings	(30,000)	(36,300)
Issuance of common stock	9,786	10,069
Purchase of treasury stock	(72,862)	(68,483)
Issuance of treasury stock	121	95
Dividends paid	(10,375)	(7,992)

Net cash used in financing activities	(58,330)	(57,611)

Net (decrease) increase in cash and cash equivalents	(13,016)	4,719
Cash and cash equivalents at beginning of year	32,151	25,026

Cash and cash equivalents at end of period	$19,135	$29,745

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2004 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2003	$111,535	$216,149	$722,231	$(491,793)	$(25,589)	$532,533
Common stock issued- employee benefit plans	213	3,199	—	—	—	3,412
Exercise of stock options for cash and by surrender of shares	1,533	10,392	—	(5,828)	—	6,097
Tax benefit of options exercised	—	6,282	—	—	—	6,282
Dividends paid ($0.12 per share)	—	—	(10,619)	—	—	(10,619)
Treasury stock repurchased	—	—	—	(76,393)	—	(76,393)
Treasury stock issued	—	(26)	—	151	—	125
Comprehensive income, net of tax:
Net income	—	—	87,362	—	—	87,362
Adjustment for minimum pension liability (net of tax of $2,652)	—	—	—	—	4,053	4,053
Foreign currency translation adjustment	—	—	—	—	2,746	2,746

Total comprehensive income						94,161

Balance at December 31, 2003	113,281	235,996	798,974	(573,863)	(18,790)	555,598

Common stock issued- employee benefit plans	132	2,450	—	—	—	2,582
Exercise of stock options for cash and by surrender of shares	764	7,667	—	(1,981)	—	6,450
Tax benefit of options exercised	—	3,638	—	—	—	3,638
Dividends paid ($0.12 per share)	—	—	(10,375)	—	—	(10,375)
Treasury stock repurchased	—	—	—	(72,862)	—	(72,862)
Treasury stock issued	—	5	—	116	—	121
Comprehensive income, net of tax:
Net income	—	—	69,988	—	—	69,988
Foreign currency translation adjustment	—	—	—	—	(164)	(164)

Total comprehensive income						69,824

Balance at September 30, 2004	$114,177	$249,756	$858,587	$(648,590)	$(18,954)	$554,976

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the “Company”).

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Certain prior period amounts have been reclassified for comparative purposes.

Note B - Income Taxes

The Company’s quarterly income tax provision of $17.4 million was calculated using an effective income tax rate of approximately 40.4%. The Company’s nine month income tax provision of $46.7 million, was calculated using an effective income tax rate of approximately 40.0%. The Company’s effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2004. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

Note C - Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2004	2003
BASIC EPS
Net Income	$25,653	$22,924

Weighted-average common shares outstanding used in earnings per share computations	85,612	88,288

Earnings per common share	$0.30	$0.26

DILUTED EPS
Net Income	$25,653	$22,924

Shares used in diluted earnings per share computations	87,259	89,571

Earnings per common share	$0.29	$0.26

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	85,612	88,288
Weighted average common equivalent shares - dilutive effect of option shares	1,647	1,283

Shares used in diluted earnings per share computations	87,259	89,571

For the purpose of calculating the shares used in the diluted EPS calculation for the three months ended September 30, 2004 there were no anti-dilutive options outstanding. For the purpose of calculating the shares used in the diluted EPS calculation for the three months ending September 30, 2003, 753,000 anti-dilutive market price options have been excluded from the EPS calculations.

	Nine Months Ended September 30,
In thousands, except per share amounts	2004	2003
BASIC EPS
Net Income	$69,988	$62,384

Weighted-average common shares outstanding used in earnings per share computations	86,467	88,887

Earnings per common share	$0.81	$0.70

DILUTED EPS
Net Income	$69,988	$62,384

Shares used in diluted earnings per share computations	88,084	90,327

Earnings per common share	$0.79	$0.69

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	86,467	88,887
Weighted-average common equivalent shares - dilutive effect of option shares	1,617	1,440

Shares used diluted in earnings per share computations	88,084	90,327

For the purpose of calculating the shares used in the diluted EPS calculation for the nine months ended September 30, 2004 and 2003, 93,000 and 762,000 anti-dilutive market price options have been excluded from the EPS calculations, respectively.

Note D – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the Company’s operations in its two different business segments follows:

	Three Months Ended September 30,
In thousands	2004	2003
Operating revenues
Direct Marketing	$162,410	$147,964
Shoppers	100,156	91,402

Total operating revenues	$262,566	$239,366

Operating Income
Direct Marketing	$23,508	$19,712
Shoppers	23,013	20,719
Corporate Activities	(3,015)	(1,917)

Total operating income	$43,506	$38,514

Income before income taxes
Operating income	$43,506	$38,514
Interest expense	(239)	(199)
Interest income	31	32
Other, net	(243)	(488)

Total income before income taxes	$43,055	$37,859

	Nine Months Ended September 30,
In thousands	2004	2003
Operating revenues
Direct Marketing	$461,804	$424,473
Shoppers	291,166	264,382

Total operating revenues	$752,970	$688,855

Operating Income
Direct Marketing	$61,217	$53,289
Shoppers	64,801	57,678
Corporate Activities	(8,056)	(6,154)

Total operating income	$117,962	$104,813

Income before income taxes
Operating income	$117,962	$104,813
Interest expense	(671)	(650)
Interest income	322	132
Other, net	(928)	(1,501)

Total income before income taxes	$116,685	$102,794

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

Had compensation expense for the Company’s options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,
In thousands, except per share amounts	2004	2003
Net income – as reported	$25,653	$22,924
Stock-based employee compensation expense, included in reported net income, net of related tax effects	15	15
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,057)	(952)

Net income – pro forma	$24,611	$21,987

Basic earnings per share – as reported	$0.30	$0.26
Basic earnings per share – pro forma	$0.29	$0.25
Diluted earnings per share – as reported	$0.29	$0.26
Diluted earnings per share – pro forma	$0.28	$0.25

	Nine Months Ended September 30,
In thousands, except per share amounts	2004	2003
Net income – as reported	$69,988	$62,384
Stock-based employee compensation expense, included in reported net income, net of related tax effects	46	44
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,771)	(2,805)

Net income – pro forma	$67,263	$59,623

Basic earnings per share – as reported	$0.81	$0.70
Basic earnings per share – pro forma	$0.78	$0.67
Diluted earnings per share – as reported	$0.79	$0.69
Diluted earnings per share – pro forma	$0.76	$0.66

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Expected dividend yield.	0.71%	0.63%
Expected stock price volatility	26.4%	26.7%
Risk free interest rate	3.8%	4.0%
Expected Life of options	3-10 years	3-10 years

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands	2004	2003
Service Cost	$140	$131
Interest Cost	1,642	1,640
Expected return on plan assets	(1,849)	(1,491)
Amortization of prior service cost	16	16
Transition obligation	24	—
Recognized actuarial loss	491	620

Net periodic benefit cost	$464	$916

	Nine Months Ended September 30,
In thousands, except per share amounts	2004	2003
Service Cost	$421	$392
Interest Cost	4,927	4,920
Expected return on plan assets	(5,547)	(4,473)
Amortization of prior service cost	47	48
Transition obligation	72	—
Recognized actuarial loss	1,473	1,860

Net periodic benefit cost	$1,393	$2,747

The Company presently does not expect to make a contribution to either of its pension plans in 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Harte-Hanks is a worldwide, direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services organized around five solution points: Construct and update the database – Access the data – Analyze the data – Apply the knowledge – Execute the programs. Experts at each element within this process, Harte-Hanks Direct Marketing is highly skilled at tailoring solutions for each of the vertical markets it serves. Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, with shoppers that are zoned into more than 900 separate editions with circulation in excess of 11 million in California and Florida each week.

Harte-Hanks derives its revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Shoppers operate in local markets and are largely affected by the strength of the local economies. The Company’s principal expense items are payroll, postage and transportation.

Results of Operations

Operating results were as follows:

	Three months ended		Change	Nine months ended		Change
In thousands	Sept. 30, 2004	Sept. 30, 2003		Sept. 30, 2004	Sept. 30, 2003
Revenues	$262,566	$239,366	9.7%	$752,970	$688,855	9.3%
Operating expenses	219,060	200,852	9.1%	635,008	584,042	8.7%

Operating income	$43,506	$38,514	13.0%	$117,962	$104,813	12.5%

Net income	$25,653	$22,924	11.9%	$69,988	$62,384	12.2%

Diluted earnings per share	$0.29	$0.26	11.5%	$0.79	$0.69	14.5%

Consolidated revenues increased 9.7% to $262.6 million and operating income increased 13.0% to $43.5 million in the third quarter of 2004 when compared to the third quarter of 2003. Overall operating expenses compared to 2003 increased 9.1% to $219.1 million in the third quarter of 2004 when compared to the third quarter of 2003.

Net income increased 11.9% to $25.7 million and diluted earnings per share grew

11.5% to 29 cents per share in the third quarter of 2004 when compared to the third quarter of 2003. The increase in net income was a result of increased operating income in the third quarter of 2004 when compared to the third quarter of 2003.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended		Change	Nine months ended		Change
In thousands	Sept. 30, 2004	Sept. 30, 2003		Sept. 30, 2004	Sept. 30, 2003
Revenues	$162,410	$147,964	9.8%	$461,804	$424,473	8.8%
Operating expenses	138,902	128,252	8.3%	400,587	371,184	7.9%

Operating income	$23,508	$19,712	19.3%	$61,217	$53,289	14.9%

Direct Marketing revenues increased $14.4 million, or 9.8%, in the third quarter of 2004 compared to 2003. These results reflect year-over-year revenue growth in all of Direct Marketing’s vertical markets. Revenues from the high-tech/telecom, pharmaceutical/healthcare and select vertical market groups all had double-digit growth compared to the prior year quarter. Revenues from the financial services vertical market and retail vertical market had mid to high single-digit growth compared to the third quarter of 2003. This was the second consecutive quarter that all of Direct Marketing’s vertical markets increased on a year-over-year comparison. Revenues from the Company’s vertical markets are impacted by the economic fundamentals of each industry as well as the financial condition of specific customers.

From a service offering perspective, Direct Marketing experienced increased revenues from customer care, fulfillment, software, logistics, analytics, database processing and telesales. Partially offsetting these increases were declines in revenues from data processing.

Operating expenses increased $10.7 million, or 8.3%, in the third quarter of 2004 compared to 2003. Labor costs increased $7.9 million, or 12.7%, in the third quarter of 2004 compared to 2003 as a result of increased incentive compensation due to Direct Marketing’s financial performance, higher payroll costs due to higher volumes and increased headcount, and higher unemployment taxes. Labor costs were partially offset by lower healthcare costs and pension expense. Production and distribution costs increased $2.6 million, or 5.4%, due primarily to higher logistics-related transportation costs, outsourcing costs, and production services expense, which were partially offset by decreased lease expense. General and administrative expense increased $0.4 million, or 3.3%, due to increased bad debt expense and employee expenses, partially offset by decreased professional services. Depreciation and amortization expense decreased $0.3 million, or 4.5%, due to lower capital expenditures starting in 2001 and continuing into 2002 and assets becoming fully depreciated.

Direct Marketing revenues increased $37.3 million, or 8.8%, in the first nine months of 2004 compared to the first nine months of 2003. These results reflect double-digit year-over-year revenue growth from the high-tech/telecom, financial services, and pharmaceutical/healthcare vertical markets. Direct Marketing also had low to mid single digit revenue growth from its select vertical market group and retail vertical market in the first nine months of 2004.

From a service offering perspective, Direct Marketing experienced increased revenues from customer care, analytics, software, fulfillment, targeted mail, and agency-related business. Partially offsetting these increases were declines in revenues from data sales and data processing.

Operating expenses increased $29.4 million, or 7.9%, in the first nine months of 2004 compared to the first nine months of 2003. Labor costs increased $20.4 million, or 11.1%, in the first nine months of 2004 compared to 2003 as a result of increased incentive compensation due to Direct Marketing’s financial performance, higher payroll costs due to higher volumes and increased headcount, and higher unemployment taxes. Labor costs were partially offset by lower healthcare costs and pension expense. Production and distribution costs increased $8.5 million, or 6.2% primarily due to higher outsourcing costs and production services, which were partially offset by decreased lease expense and logistics-related transportation costs. General and administrative expense increased $2.0 million, or 6.4%, due to increased insurance costs and bad debt expense, partially offset by decreased professional services. Depreciation and amortization expense decreased $1.5 million, or 8.0%, due to lower capital expenditures starting in 2001 and continuing into 2002 and assets becoming fully depreciated.

Direct Marketing’s largest cost components are labor, outsourced costs, and transportation. Each of these costs are variable and tend to fluctuate with revenues and the demand for the Company’s direct marketing services.

The acquisition of Avellino Technologies Ltd. at the end of February 2004 had a minimal impact on revenues and operating expenses for the first nine months of 2004, and is not expected to materially impact revenues or operating expenses for the full year 2004.

Shoppers

Shopper operating results were as follows:

	Three months ended		Change	Nine months ended		Change
In thousands	Sept. 30, 2004	Sept. 30, 2003		Sept. 30, 2004	Sept. 30, 2003
Revenues	$100,156	$91,402	9.6%	$291,166	$264,382	10.1%
Operating expenses	77,143	70,683	9.1%	226,365	206,704	9.5%

Operating income	$23,013	$20,719	11.1%	$64,801	$57,678	12.3%

Shopper revenues increased $8.8 million, or 9.6%, in the third quarter of 2004 compared to 2003. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods and household growth in California and Florida. Shoppers expanded circulation by approximately 148,500 in California and Florida during the third quarter of 2004 and at the end of the quarter Shopper circulation was more than 11.0 million (including circulation of 241,000 in South Orange County, California where Shoppers publish two editions each week). The Company believes that expansions provide increased revenue opportunities and plans to expand in each of the next few years. Newer areas initially contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising and its distribution products.

Operating expenses increased $6.5 million, or 9.1%, in the third quarter of 2004 compared to 2003. Labor costs increased $2.7 million, or 10.8%, due to higher payroll costs as a result of higher volumes and circulation expansions, and higher unemployment taxes, partially offset by lower pension and health care expense. Production costs increased $3.8 million, or 10.5%, including increased postage of $1.9 million due to increased volumes, and increased paper costs due to increased volumes and rates. General and administrative costs decreased slightly, down 0.4%, primarily due to decreased promotion costs, insurance expense, and professional services, partially offset by higher bad debt expense and business services. Depreciation and amortization expense increased slightly, up 3.6% in the third quarter of 2004 compared to 2003 due to recent capital investments to support future growth.

Shopper revenues increased $26.8 million, or 10.1%, in the first nine months of 2004 compared to the first nine months of 2003. Revenue increases were the result of improved sales in established markets as well as new year-over-year geographic expansions into new neighborhoods and household growth in California and Florida. Shoppers expanded circulation by approximately, 600,000 in the first nine months of 2004.

From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising and its distribution products.

Operating expenses increased $19.7 million, or 9.5%, in the first nine months of 2004 compared to the first nine months of 2003. Labor costs increased $7.1 million, or 9.6%, due to higher payroll costs as a result of higher volumes and circulation expansions, and higher unemployment taxes, partially offset by lower pension expense. Production costs increased $11.5 million, or 11.0%, including additional postage of $6.2 million due to increased volumes, increased paper costs due to increased volumes and rates and higher outsourcing costs. General and administrative costs increased $1.0 million, or 4.4%, due to increased business services costs, bad debt expense, taxes and employee expense, partially offset by decreased promotion costs. Depreciation and amortization expense increased slightly, up 1.2% during the first nine months of 2004 compared to 2003 due to recent capital investments to support future growth.

Shopper labor costs are variable and tend to fluctuate with volumes and revenues. Standard postage rates increased at the beginning of the third quarter of 2002 and it is unclear at this time when the next increase might occur. Increased postage rates would impact total Shopper production costs. Newsprint prices began to climb in the fourth quarter of 2003 and continued to increase in the first nine months of 2004. This increase impacted Shopper’s production costs in the first nine months of 2004 and is expected to impact Shopper’s production costs for the remainder of the year.

General Corporate Expense

General corporate expense increased $1.1 million, or 57.3%, to $3.0 million during the third quarter of 2004 compared to the third quarter of 2003. General corporate expense increased $1.9 million, or 30.9%, to $8.0 million during the first nine months of 2004 compared to the first nine months of 2003. The increase in general corporate expense in both the third quarter and the first nine months of 2004 was primarily a result of increased incentive compensation due to the Company’s financial performance, and increased professional services.

Other Income and Expense

Other net expense for the third quarter and first nine months of 2004 primarily consists of balance-based bank charges and stockholder expenses, and was partially offset by currency gains.

Interest Expense/Interest Income

Interest expense was up slightly in the third quarter and first nine months of 2004 compared to the same periods in 2003, primarily due to increases in interest rates.

Interest income was flat in the third quarter of 2004 compared to the third quarter of 2003. Interest income was up $0.2 million in the first nine months of 2004 compared to the first nine months of 2003 due to interest related to a tax refund the Company received in the first quarter of 2004.

Income Taxes

The Company’s income tax expense increased $2.5 million in the third quarter of 2004 and $6.3 million in the first nine months of 2004 compared to the same periods in 2003. These changes were primarily due to the changes in pre-tax income levels. The effective tax rate was 40.4% for the third quarter of 2004 and 39.4% for the third quarter of 2003. The effective tax rate was 40.0% for the first nine months of 2004 and 39.3% for the first nine months of 2003.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2004 was $84.4 million, compared to $87.9 million for the first nine months of 2003. Net cash outflows from investing activities were $39.1 million for the first nine months of 2004, compared to $25.6 million for the first nine months of 2003. The difference between net cash outflows from investing activities in 2004 and 2003 is primarily the result of the acquisition of Avellino Technologies Ltd. in February 2004. The remaining net cash outflows in both years primarily relate to purchases of fixed assets. Net cash outflows from financing activities were $58.3 million in 2004 compared to $57.6 million in 2003. The difference between net cash outflows from financing activities in 2004 and 2003 is attributable primarily to net borrowings on the Company’s credit facility of $15.0 million in the first nine months of 2004 compared to net borrowings of $8.7 million in the first nine months of 2003. Partially offsetting the difference in outflows from financing activities in 2004 compared to 2003 were a higher amount spent for the repurchase of treasury stock and higher dividend payments in 2004.

Capital resources are also available from and provided through the Company’s unsecured credit facility. This credit facility, a three-year $125 million variable-rate, revolving loan commitment, was put in place on October 18, 2002. All borrowings under this credit agreement are to be repaid by October 17, 2005. As of September 30, 2004, the Company had $105 million of unused borrowing capacity under this credit facility. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions, capital expenditures, stock repurchases and dividend payments for the foreseeable future. Management also believes that the Company has the ability to obtain a larger credit facility if it were to become necessary.

Factors That May Affect Future Results and Financial Condition

From time to time, in both written reports and oral statements by senior management, the Company may express its expectations regarding its future performance. These “forward-looking statements” are inherently uncertain, and investors should realize that events could turn out to be other than what senior management expected. Set forth below are some key factors that could affect the Company’s future performance, including its revenues, net income and earnings per share; however, the risks described below are not the only ones the Company faces. Additional risks and uncertainties that are not presently known, or that the Company currently considers immaterial, could also impair the Company’s business operations.

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

Acquisitions - The Company continues to pursue acquisition opportunities. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions will be achieved.

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

Economic Conditions – Changes in national economic conditions can affect levels of advertising expenditures generally, and such changes can affect each of the Company’s businesses. In addition, revenues from the Company’s Shopper business are dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national and international economies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement, which bears interest at variable rates based on EUROLIBOR (effective rate of 2.28% at September 30, 2004) and has a maturity date of October 17, 2005. At September 30, 2004, the Company had $20 million of debt outstanding under its revolving line of credit. The Company’s earnings are also affected by changes in short-term interest rates as a result of its deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 4.75% at September 30, 2004) and has a balance of $6.4 million at September 30, 2004. Assuming the current level of borrowing and deferred compensation balance and assuming a one percentage point change in the quarter’s and first nine months’ annual interest rates, it is estimated that the Company’s net income for the third quarter and first nine months of 2004 would have been approximately $35,000 and $69,000 lower, respectively. Due to the Company’s debt level and deferred compensation balance at September 30, 2004, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, the Company does not believe that it has significant exposure to market risks associated with changing interest rates as of September 30, 2004. The Company does not use derivative financial instruments in its operations.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about the Company’s purchases of its equity securities during the third quarter of 2004:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 – 31, 2004	331,071	$24.68	257,500	6,858,449
August 1 – 31, 2004(2)	576,500	$24.14	576,500	6,275,749
September 1 – 30, 2004	154,600	$24.50	154,600	6,127,349

Total	1,062,171	$24.33	988,600

(1)	During the third quarter of 2004, 988,600 shares were purchased through the Company’s stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board authorized the repurchase of up to 44,900,000 shares of our outstanding common stock. As of September 30, 2004 we had repurchased a total of 38,772,651 shares at an average price of $16.26 per share under this program.
(2)	On August 11, 2004, the Company purchased 100,000 shares of its common stock for $24.00 per share (the closing price per share of the Company’s common stock on August 10, 2004) from Mr. Houston H. Harte. Mr. Harte is a member of the Company’s Board of Directors.

Item 6. Exhibits

See index to Exhibits on Page 23.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 9, 2004	/s/ Richard M. Hochhauser
Date	Richard M. Hochhauser
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 9, 2004	/s/ Dean H. Blythe
Date	Dean H. Blythe
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 9, 2004	/s/ Jessica M. Huff
Date	Jessica M. Huff
Vice President, Finance and
Chief Accounting Officer

Exhibit No.	Description of Exhibit	Page No.
3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

10(a)	1984 Stock Option Plan (filed as Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 1984 and incorporated herein by reference).+

10(b)	Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

10(c)	Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000 (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1999 and Incorporated by reference herein).+

10(d)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).+

10(e)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).+

10(f)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).+

10(g)	Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).+

10(h)	Amendment One to Harte-Hanks, Inc. Amended and Restated Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

10(i)	Three-Year Credit Agreement dated as of October 18, 2002 between Harte-Hanks, Inc. and the Lenders named therein for $125 million (filed as Exhibit 10(n) to the Company’s form 10-Q for the nine months ended September 30, 2002 and incorporated by reference herein).

10(j)	Harte-Hanks 1994 Employee Stock Purchase Plan As Amended (filed as Exhibit 10(o) to the Company’s form 10-K for the year ended December 31, 2002 and incorporated by reference herein).+

*21	Subsidiaries of the Company.	25

Exhibit No.	Description of Exhibit	Page No.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	26

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	27

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the	29

	Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Indicates management contract or compensatory plan, contract or arrangement.

The agreements set forth above describe the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.