Form 10-K
period 2004-12-31
HARTE HANKS INC
filed 2005-03-16
CIK 45919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the $24.41 per share closing price for the Company’s Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004): approximately $1,473,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of February 28, 2005: 84,622,749

Documents incorporated by reference:

Portions of the Proxy Statement for the Company’s May 17, 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Harte-Hanks, Inc.

Form 10-K Report

December 31, 2004

ITEM 1. BUSINESS

INTRODUCTION

Harte-Hanks is a worldwide direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers.

The Company’s direct marketing business operates both nationally and internationally, while its shopper business operates in selected local and regional markets in California and Florida. The Company believes that marketing continues to undergo a transition from traditional mass media marketing to direct and targeted marketing. The transition is being driven by the increasing sophistication and efficiency of technology and a growing need among marketers to customize the products and services they offer to customers and to demonstrate a return on their marketing invesments. Direct marketing, which represented 62% of the Company’s revenues in 2004, is a leader in the movement toward highly targeted marketing. The Company’s shopper business applies geographic targeting principles. Harte-Hanks strategy is based on seven key elements: being a market leader in each of its businesses; increasing revenues through growing its base businesses; introducing new products; entering new markets and making acquisitions; using technology to create competitive advantages; employing people who understand its clients business and markets and delight its clients; and creating shareholder value.

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

Harte-Hanks provides public access to all reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “1934 Act”). These documents may be accessed free of charge on the Company’s website at the following address: http://www.harte-hanks.com. Since November 15, 2002, these documents have been provided as soon as practical after they are filed with the SEC. The documents may also be found at the SEC’s website at http://www.sec.gov. Additionally, the Corporation has adopted and posted on its website a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. The Corporation’s website also includes its corporate governance guidelines and the charters for its audit committee, its compensation committee, and its corporate governance and nominating committee. The address for the Corporation’s website is http://www.harte-hanks.com. The Corporation will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

DIRECT MARKETING

General

Harte-Hanks operates a worldwide direct and targeted marketing company that provides direct marketing services to a wide range of local, regional, national and international consumer and business-to-business marketers. Direct marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Currently, the Company’s vertical markets include retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. The Company believes that it has the ability to provide services to new industries and markets by modifying its existing technology and information applications as opportunities are presented. In 2004, Harte-Hanks Direct Marketing had revenues of $641.2 million, which accounted for approximately 62% of the Company’s total revenues.

Depending on the needs of its clients, Harte-Hanks Direct Marketing capabilities are provided in an integrated approach through 35 facilities worldwide. Each of these centers possess some industry specialization and are linked together to support certain clients that experience volume spikes or seek high-growth needs. The Company also provides direct marketing services internationally through nine offices located outside of the United States.

The Company utilizes advanced technologies to enable its clients to identify, reach, influence and nurture their customers. The Company believes that developments in technology and trends toward more sophisticated marketing analysis and measurement will continue to result in increased usage of direct marketing services. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services organized around five solution points:

•	Construct and update the database

•	Access the data

•	Analyze the data

•	Apply the knowledge; and

•	Execute the programs.

Harte-Hanks Direct Marketing uses technology as an enabler to capture, analyze and disseminate customer and prospect data across all points of customer contact. Using both proprietary software and open software solutions, the Company builds contact databases for its clients using the information gained from the client’s marketing activities across different media such as mail, websites, e-mail, toll-free numbers, trade shows and other sources. The Company believes that these databases enable clients to measure the return on their marketing communications and make more informed decisions about future marketing efforts. The Company helps clients manage the inquiries they receive from their marketing efforts, whether from websites, e-mail, toll-free numbers, trade shows or other sources. These inquiries, or leads, are qualified, tracked and distributed both to appropriate sales channels and to client management for analysis, decision-making and/or additional interaction in order for clients to more effectively manage their customer and prospect relationships.

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

The Company’s Allink® databases are built for clients from a range of facilities, each specializing in specific market segments. These databases are moved to the client’s site or maintained at Harte-Hanks with online access from client locations. In addition to building a client’s database and providing software solutions for analytics and campaign management, Harte-Hanks performs regular database updates. Harte-Hanks also offers its software module, the Trillium Software System®, for clients who want to integrate data quality capabilities into their data warehouse or operational systems.

In addition, the Company operates as a service bureau, preparing list selections, maximizing deliverability and reducing clients’ mailing costs through its Advanced Data Quality services which includes sophisticated postal coding, hygiene and address updates through a non-exclusive National Change of Address license with the U.S. Postal Service.

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

Harte-Hanks also provides a variety of services to help clients develop and execute targeted marketing communication programs. These include services such as telephone, email, website development, personalization of communication pieces using laser and inkjet printing, target mail and fulfillment, transportation logistics, and printing.

The Company’s mail tracking capability and long-standing relationship with the U.S. Postal Service help ensure that customer mailings reach their destinations on time. By controlling the final stage of the print distribution process through its logistics operations, the Company facilitates the delivery of its clients’ materials while holding costs to a minimum.

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

Sales and Marketing

The national direct marketing sales forces of Harte-Hanks are headquartered in Cincinnati, Ohio, with additional offices maintained throughout the United States. There are also product specific sales forces and sales groups in Europe, Australia and South America. The sales forces, with industry-specific knowledge and experience, emphasize the cross-selling of a full range of direct marketing services and are supported by employees in each sector. The overall sales focus is to position Harte-Hanks as a marketing partner and a single-source solution for a client’s targeted marketing needs.

Direct Marketing Facilities

Direct marketing services are provided at the following facilities:

National Offices	San Diego, California
Austin, Texas	Shawnee, Kansas
Baltimore, Maryland	Sterling Heights, Michigan
Billerica, Massachusetts	Vineland, New Jersey
Bloomfield, Connecticut	Westville, New Jersey
Cincinnati, Ohio	Wilkes-Barre, Pennsylvania
Clearwater, Florida
Deerfield Beach, Florida	National Sales Headquarters
East Bridgewater, Massachusetts	Cincinnati, Ohio
Fort Worth, Texas
Fullerton, California	International Offices
Glen Burnie, Maryland	Aldermaston, UK
Grand Prairie, Texas	Dublin, Ireland
Jacksonville, Florida	Hasselt, Belgium
Lake Mary, Florida	Madrid, Spain
Langhorne, Pennsylvania	Melbourne, Australia
Monroe Township, New Jersey	São Paulo, Brazil
New York, New York	Sevres, France
Ontario, California	Stuttgart, Germany
Richardson, Texas	Uxbridge, United Kingdom
River Edge, New Jersey

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

SHOPPERS

General

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues, and is the only national targeted media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.

As of December 31, 2004, Shoppers delivered more than 11 million shopper packages in four major markets each week covering the greater Los Angeles market (Los Angeles County, Orange County, Riverside County, San Bernardino County, Ventura County and Kern County), the greater San Diego market, Northern California (San Jose, Sacramento, Stockton and Modesto) and South Florida (Dade County and Broward County). Two editions of the shopper publication are delivered to approximately 240,000 households and businesses in South Orange County where both an “early” and “late” edition PennySaver are published each week. The Company’s California publications account for 87% of Shoppers’ weekly circulation.

Harte-Hanks publishes 952 individual shopper editions each week distributed to zones with circulation of approximately 12,000 each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. The Company believes that its zoning capabilities and production technologies have enabled it to saturate and target areas in a number of ways including geographic, demographic, lifestyle, behavioral and language allowing its advertisers to effectively target their customers. The Company’s strategy is to increase its share of local advertising in its existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas. In 2004, Harte-Hanks Shoppers had revenues of $389.2 million, accounting for approximately 38% of the Company’s total revenues.

The Company continued to develop new solutions and enhance its products through several strategic initiatives during 2004. Harte-Hanks Shoppers Northern California PennySaver completed the relocation to its new manufacturing facility in March. The new facility and associated equipment investment will provide Shoppers with the needed capacity for significant geographic expansion in Northern California. Shoppers continued to focus on the expanded use of in-book color advertising and on various multi-customer shared insert products printed by third party printers and then inserted in the shopper publications on a bi-monthly or monthly basis. Harte-Hanks Shoppers launched “Pensando en Ti,” a multi-page free-standing insert targeted to Hispanic households. “Pensando en Ti,” which means “thinking of you,” was created to market to the rising number of Hispanic consumer households. “Pensando en Ti” is designed as a monthly publication and appears as an insert inside the PennySaver in Southern California and the Flyer in Florida.

Total Shoppers circulation increased by approximately 600,000 through geographic expansion. During 2004, distribution for the Harte-Hanks Shoppers Pennysaver publication in Northern California expanded circulation by 323,500. The Harte-Hanks Shoppers Pennysaver publication in Southern California increased its geographic coverage by adding 150,000 of circulation in 2004. The Harte-Hanks Shoppers publication The Flyer located in South Florida, expanded geographically by 129,500 circulation. The Company plans to cover an additional circulation of approximately 1.1 million over the next three years in Northern California, Southern California and South Florida. The Company believes that expansions provide increased revenues and, ultimately, increased operating income as the publications in these new areas mature.

Publications

The following table sets forth certain information with respect to shopper publications:

		December 31, 2004
Market	Publication Name	Circulation	Number of Zones
Greater Los Angeles	PennySaver	5,471,000	481
Greater San Diego	PennySaver	1,823,000	156
Northern California	PennySaver	2,531,500	203
South Florida	The Flyer	1,467,500	112

Total:		11,293,000	952

Shopper publications contain classified and display advertising and are primarily delivered by Standard Mail saturation. The typical shopper publication contains approximately 49 pages and is 7 by 9-1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; “print and deliver” single-sheet inserts designed and printed by the Company; coupon books; preprinted inserts; and four-color glossy flyers printed by third party printers. In addition, Shoppers offer advertising over its internet sites – www.pennysaverusa.com for its California publications and www.theflyer.com for its South Florida publication.

The Company has acquired, developed and applied innovative technology and customized equipment in the publication of its shoppers, contributing to efficiency and growth. A proprietary pagination system has made it possible for the hundreds of weekly zoned editions to be designed, built and output to plate-ready negatives in a paperless, digital environment. Automating the production process saves on labor, newsprint, and overweight postage. This software also allows for better ad tracking, immediate checks on individual zone and ad status, and more on-time press starts with less manpower.

Sales and Marketing

The Company maintains local Shoppers sales offices throughout its geographic markets and employs more than 615 commissioned sales representatives who develop both targeted and saturation advertising programs for customers. The sales organization provides service to both national and local advertisers through its telemarketing departments and field sales representatives. Shopper customers vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core customers continue to be local service businesses and small retailers. The Company also focuses its marketing efforts on larger national accounts by emphasizing its ability to deliver saturation advertising in defined zones, or even partial zones for inserts, in combination with advertising in the shopper publication.

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

Shoppers Facilities

Harte-Hanks shoppers are produced at owned or leased facilities in the markets they serve. The Company has five production facilities – three in Southern California, one in Northern California and one in its Florida market – and 31 sales offices.

For more information please refer to Item 2 - Properties.

Competition

Harte-Hanks shoppers compete primarily with metropolitan daily newspapers, shared mail packages and other local advertising media. Shoppers also compete in varying degrees for advertisers and readers with magazines, radio, broadcast and cable television, directories, internet sites, other shoppers and other communications media that operate in their markets. The Company believes that its production systems and technology, which enable it to publish separate editions in narrowly targeted zones, and its local ad content, allow it to compete effectively, particularly in large markets with high media fragmentation.

EMPLOYEES

As of December 31, 2004, Harte-Hanks employed 6,399 full-time employees and 718 part-time employees, as follows: direct marketing – 4,354 full-time and 353 part-time employees; shoppers – 2,026 full-time and 364 part-time employees; and corporate office – 19 full-time employees and 1 part-time employee. None of the work force is represented by labor unions. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

The Harte-Hanks executive offices are located in San Antonio, Texas and occupy approximately 17,000 square feet of leased premises. The Company’s business is conducted in facilities worldwide containing aggregate space of approximately 3.3 million square feet. Approximately 3.1 million square feet are held under leases, which expire at dates through 2023. The balance of the properties, used in the Company’s Southern California shopper operations, Westville, New Jersey direct marketing operations and Hasselt, Belgium direct marketing operations, are owned by the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time becomes involved in various claims and lawsuits incidental to its businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits are not expected to have a material effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company’s common stock is listed on the New York Stock Exchange (symbol: HHS). The reported high and low quarterly sales price ranges for 2004 and 2003 were as follows:

	2004		2003
	High	Low	High	Low
First Quarter	23.42	21.38	19.56	17.10
Second Quarter	24.88	22.51	19.65	17.19
Third Quarter	25.68	23.56	19.98	18.35
Fourth Quarter	27.00	24.13	22.15	18.41

In 2004, quarterly dividends were paid at the rate of 4.0 cents per share. In 2003, quarterly dividends were paid at the rate of 3.0 cents per share.

As of March 1, 2005, there are approximately 2,800 holders of record.

Incorporated herein by reference from the information in the Company’s definitive proxy statement for the May 17, 2005 Annual Meeting of Stockholders under the caption “Management — Directors and Executive Officers.”

Equity Compensation Plan Information

The following table sets forth certain information concerning securities authorized for issuance under equity compensation plans approved by the Company’s stockholders. The Company did not have any equity compensation plans that were not approved by the Company’s stockholders in 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	7,228,685	(1)	$16.01	10,153,919	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

(1)	Options issued under the 1991 Stock Option Plan
(2)	Includes 264,729, 2,826,290 and 7,062,900 shares available under the Director Stock Plan, the 1994 Employee Stock Purchase Plan and the 1991 Stock Option Plan, respectively.

Issuer Purchases of Equity Securities

The following table contains information about the Company’s purchases of its equity securities during the fourth quarter of 2004:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – 31, 2004	81,423	$25.77	—	6,127,349
November 1 – 30, 2004	63,000	$26.06	63,000	6,064,349
December 1 – 31, 2004	446,196	$25.70	436,400	5,627,949

Total	590,619	$25.78	499,400

(1)	During the fourth quarter of 2004, 499,400 shares were purchased through the Company’s stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board authorized the repurchase of up to 44,900,000 shares of our outstanding common stock. As of December 31, 2004 we had repurchased a total of 39,272,051 shares at an average price of $16.38 per share under this program.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary

In thousands, except per share amounts	2004	2003	2002	2001	2000
Statement of Operations Data
Revenues	$1,030,461	$944,576	$908,777	$917,928	$960,773
Operating expenses
Payroll, production and distribution	755,715	692,170	652,243	653,002	693,272
Advertising, selling, general and administrative	80,682	75,886	73,518	76,376	85,560
Depreciation	28,169	29,433	32,128	32,079	28,494
Goodwill and intangible amortization	600	600	600	16,841	15,226

Total operating expenses	865,166	798,089	758,489	778,298	822,552

Operating income	165,295	146,487	150,288	139,630	138,221
Interest expense, net	679	687	934	2,578	(384)
Net Income	97,568	87,362	90,745	79,684	81,886
Earnings per common share – diluted	1.11	0.97	0.96	0.82	0.78
Cash dividends per common share	0.16	0.12	0.10	0.08	0.07
Weighted-average common and common equivalent shares outstanding – diluted	87,806	89,982	94,872	97,174	104,480
Adjusted data to exclude amortization of goodwill, net of tax effect (a)
Net Income	97,568	87,362	90,745	91,700	92,638
Earnings per common share – diluted	1.11	0.97	0.96	0.94	0.89
Segment Data
Revenues
Direct Marketing	641,214	584,804	573,826	601,901	662,044
Shoppers	389,247	359,772	334,951	316,027	298,729

Total revenues	$1,030,461	$944,576	$908,777	$917,928	$960,773

Operating income
Direct Marketing	$90,856	$76,641	$83,872	$85,020	$91,450
Shoppers	85,857	78,007	74,564	63,398	55,710
General corporate	(11,418)	(8,161)	(8,148)	(8,788)	(8,939)

Total operating income	$165,295	$146,487	$150,288	$139,630	$138,221

Operating income excluding amortization of goodwill (a)
Direct Marketing	$90,856	$76,641	$83,872	$97,171	$102,172
Shoppers	85,857	78,007	74,564	67,470	59,781
General corporate	(11,418)	(8,161)	(8,148)	(8,788)	(8,939)

Total operating income	$165,295	$146,487	$150,288	$155,853	$153,014

Capital expenditures	$35,146	$31,915	$17,358	$26,445	$36,465
Balance sheet data (at end of period)
Property, plant and equipment, net	$113,770	$97,747	$94,154	$109,428	$112,065
Goodwill and other intangibles, net	460,238	439,823	440,067	438,325	439,148
Total assets	828,353	759,130	736,732	771,049	807,105
Total long term debt	—	5,000	16,300	48,312	65,370
Total stockholders’ equity	$571,799	$555,598	$532,533	$552,366	$551,003

a	Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which established new accounting and reporting requirements for goodwill and other intangible assets and eliminated the amortization of goodwill. See Note A of the “Notes to Consolidated Financial Statements” for further discussion of SFAS No. 142.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Harte-Hanks is a worldwide direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. The Company manages its operations through two operating segments: Direct Marketing and Shoppers.

Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services organized around five solution points: Construct and update the database – Access the data – Analyze the data – Apply the knowledge – Execute the programs. The services and software products offered by Direct Marketing are tailored to specific industries or markets. In 2004, revenue from the Direct Marketing segment represented 62% of the Company’s total revenue.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. As of December 31, 2004, the Company’s shoppers are zoned into 952 separate editions with total circulation of more than 11 million in California and Florida each week. In 2004, revenue from the Shoppers segment represented 38% of the Company’s total revenue.

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

Results of Operations

Operating results were as follows:

In thousands	2004	% Change	2003	% Change	2002
Revenues	$1,030,461	9.1	$944,576	3.9	$908,777
Operating expenses	865,166	8.4	798,089	5.2	758,489

Operating income	$165,295	12.8	$146,487	-2.5	$150,288

Consolidated revenues increased 9.1%, to $1,030.5 million, while operating income increased 12.8%, to $165.3 million, in 2004 compared to 2003. Overall operating expenses increased 8.4% to $865.2 million. The Company’s overall results reflect revenue increases in both its Direct Marketing and Shoppers segments. Increases in operating income in the Company’s Direct Marketing and Shoppers segments were partially offset by increased general corporate operating expenses.

The Company’s overall 2003 results reflect increased revenue from its Direct Marketing and Shoppers segments, and an operating income decrease from the Direct Marketing segment, partially offset by increased operating income from the Shoppers segment.

Direct Marketing

Direct Marketing operating results were as follows:

In thousands	2004	% Change	2003	% Change	2002
Revenues	$641,214	9.6	$584,804	1.9	$573,826
Operating expenses	550,358	8.3	508,163	3.7	489,954

Operating income	$90,856	18.5	$76,641	-8.6	$83,872

Direct Marketing revenues increased $56.4 million, or 9.6%, in 2004 compared to 2003. These results reflect increased revenues in all of the Company’s vertical markets. Revenues from the high-tech/telecom and pharmaceutical/healthcare vertical markets had double-digit growth in 2004 compared to 2003. Revenues from the financial services vertical market increased near double digits in 2004 compared to 2003. Revenues from the retail vertical market, Direct Marketing’s largest vertical market in terms of annual revenue, were up in the mid-single digits. The company’s select markets group also experienced mid-single-digit growth in 2004 over 2003, with the majority of the growth coming from the manufacturing and business services industries.

From a service offering perspective, Direct Marketing experienced increased revenues from customer care, analytics, software, fulfillment, logistics, targeted mail, telesales and agency-related business.

The Company has not seen any material change in the competitive landscape during 2004. Revenues from the Company’s vertical markets are impacted by the economic fundamentals of each vertical market as well as the financial condition of specific customers.

Operating expenses increased $42.2 million, or 8.3%, in 2004 compared to 2003. Labor costs increased $28.7 million, or 11.4%, as a result of increased incentive compensation due to Direct Marketing’s financial performance, higher payroll costs due to higher volumes and increased headcount, and higher unemployment taxes. Labor costs were partially offset by lower healthcare costs and pension expense. Production and distribution costs increased $13.1 million, or 6.9%, primarily due to higher logistics-related transportation costs, outsourcing costs, and production services expense, which were partially offset by decreased lease expense. General and administrative expenses increased $1.8 million, or 4.3%, due to increased insurance expense, employee expense, and bad debt expense, partially offset by decreased royalties and professional services. Depreciation and amortization expense decreased $1.4 million, or 5.7%, due to lower capital expenditures starting in 2001 and continuing into 2002 and assets becoming fully depreciated. Direct Marketing’s largest cost component is labor, and these costs are primarily variable and tend to fluctuate with revenues and the demand for the Company’s Direct Marketing services. Although total Company healthcare costs decreased in 2004, healthcare costs in general are expected to continue to increase, and this increase is likely to impact Direct Marketing’s total labor costs and total operating expenses.

Direct Marketing revenues increased $11.0 million, or 1.9%, in 2003 compared to 2002. Direct Marketing had a challenging first half of 2003, as the war in Iraq and a sluggish U.S. economy negatively impacted Direct Marketing’s business. This slow start was difficult to recover from and is reflected in the full year 2003 results. Direct Marketing revenues stabilized in the second quarter of 2003, and this performance was followed by modest growth in the second half of the year.

From a vertical market perspective, revenues from the high-tech/telecom vertical had double-digit growth in 2003 compared to 2002. The company’s select market group also had double-digit growth for the year over 2002, particularly from the government/non-profit and manufacturing sectors. Revenues from the pharmaceutical/healthcare vertical market were flat in 2003 compared to 2002. Revenues from the retail vertical market, Direct Marketing’s largest vertical market in terms of annual revenue, were down compared to 2002. Revenues from the financial services vertical market were also down in 2003 compared to 2002.

From a service offering perspective, Direct Marketing experienced increased revenues in business-to-business telesales, technical support, consulting projects and personalized direct mail. These increases were partially offset by revenue declines in data processing, fulfillment, data sales, logistics operations and internet services.

Operating expenses increased $18.2 million, or 3.7%, in 2003 compared to 2002. Labor costs increased $4.6 million, as a result of higher payrolls due to higher volumes, and higher healthcare costs. Production and distribution costs increased $16.7 million, primarily due to higher temporary labor costs and outsourcing costs. General and administrative expenses increased $0.1 million, due to an increase in professional services, partially offset by a decrease in business services. Depreciation expense decreased $3.2 million, due to lower capital expenditures in 2002 than in recent prior years.

Shoppers

Shoppers operating results were as follows:

In thousands	2004	% Change	2003	% Change	2002
Revenues	$389,247	8.2	$359,772	7.4	$334,951
Operating expenses	303,390	7.7	281,765	8.2	260,387

Operating income	$85,857	10.1	$78,007	4.6	$74,564

Shoppers revenues increased $29.5 million, or 8.2%, in 2004 compared to 2003. Revenue increases were the result of improved sales in established markets and geographic expansions into new neighborhoods in California and Florida. Total Shoppers circulation increased by approximately 600,000 during 2004 and at December 31, 2004, Shoppers circulation reached more than 11 million (including 240,000 in South Orange County California, where Shoppers publish two editions each week). During the year Harte-Hanks Shoppers Pennysaver publication in Northern California expanded circulation by 323,500. The Harte-Hanks Shoppers Pennysaver publication in Southern California increased geographic coverage by adding 150,000 circulation. The Harte-Hanks Shoppers publication The Flyer, located in South Florida, expanded geographically by 129,500 circulation. The Company believes that expansions provide increased revenue opportunities and plans to cover an additional circulation of approximately 1.1 million over the next three years in Northern California, Southern California and South Florida. Newer areas initially tend to contribute less from a revenue per thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth in both run-of-press (ROP, or in-book) advertising, and its distribution products. These increases were partially offset by decreased coupon book revenues.

Shoppers operating expenses rose $21.6 million, or 7.7%, in 2004 compared to 2003. Labor costs increased $6.3 million, or 6.2%, due to higher payroll costs as a result of higher volumes and circulation expansions, and higher unemployment taxes, partially offset by lower pension and health care expense. Production costs increased $13.8 million, or 9.6%, including additional postage of $6.6 million due to increased volumes, and increased paper costs due to increased volumes and rates. General and administrative costs increased $1.4 million, or 4.4%, due to increased business services and bad debt expense, partially offset by decreased promotion expense. Depreciation expense increased $0.1 million, or 2.3%, due to new capital investments to support future growth. Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Although total Company healthcare costs decreased in 2004, healthcare costs in general are expected to continue to increase, and this increase is likely to impact Shoppers’ total labor costs and total operating expenses. Standard postage rates have been unchanged since the beginning of the third quarter of 2002, and it is anticipated that the next increase in postage rates will occur in 2006. Increased postage rates would impact Shoppers’ total production costs. Newsprint prices increased throughout 2004 and are expected to continue to increase in 2005, which will impact Shoppers’ total production costs in 2005 and 2006.

Shoppers revenues increased $24.8 million, or 7.4%, in 2003 compared to 2002. Revenue increases were the result of improved sales in established markets, geographic expansions into new neighborhoods, household growth in existing neighborhoods in California and Florida, and the once every six year occurrence of one extra publication week in 2003. Total Shoppers circulation increased by approximately 485,000 during 2003 and at December 31, 2003 Shoppers circulation reached approximately 10.5 million (including 220,000 in South Orange County California where Shoppers publishes two editions each week).

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

Shoppers operating expenses rose $21.4 million, or 8.2%, in 2003 compared to 2002. Labor costs increased $7.3 million, due to increased staff, higher volumes and higher benefit costs. Production costs increased $9.9 million, including additional postage of $5.2 million due to higher postage rates for the first half of 2003 than in the first half of 2002 and increased volumes for the full year. General and administrative costs increased $3.7 million, due to increased insurance costs (including workers’ compensation), promotion costs and bad debt expense. Depreciation expense increased $0.5 million, due to new capital investments to support future growth. Shoppers operating expenses were also affected by the move into the new facility in Northern California and the once every six year occurrence of one extra publication week in 2003.

General Corporate Expense

General corporate operating expense increased $3.3 million, or 39.9%, to $11.4 million in 2004 compared to 2003. The increase in general corporate expense in 2004 was primarily a result of increased incentive compensation due to the Company’s financial performance and increased professional services.

Interest Expense/Interest Income

Interest expense increased $0.2 million in 2004 over 2003, due primarily to higher interest rates. Interest expense decreased $0.4 million in 2003 over 2002, primarily due to lower outstanding debt levels of the Company’s revolving credit facilities. The decrease in interest expense in 2003 was also a result of lower rates in 2003 compared to 2002. The Company’s debt at December 31, 2004 and 2003 is described in Note C of the “Notes to Consolidated Financial Statements,” included herein.

Interest income increased $0.2 million in 2004 compared to 2003, primarily due to interest related to a tax refund the Company received in the first quarter of 2004. Interest income decreased $0.1 million in 2003 compared to 2002, primarily due to lower interest rates and lower average investment balances in 2003 compared to 2002.

Other Income and Expense

Other net expense for 2004 and 2003 primarily consists of balance-based bank charges and stockholders expenses.

Income Taxes

Income taxes increased $8.9 million in 2004 and decreased $0.1 million in 2003, primarilydue to the respective changes in income levels. The effective income tax rate was 40.1%, 39.3% and 38.4% in 2004, 2003 and 2002, respectively. The effective income tax rate calculated is higher than the federal statutory rate of 35%, due to the addition of state taxes.

Acquisitions

As described in Note B of the “Notes to Consolidated Financial Statements” included herein, the Company made three acquisitions in 2004.

In December 2004, the Company acquired Postfuture, Inc., an e-mail service provider located in Richardson, Texas, that provides both e-mail technology and services, among them a platform that automates campaign and transactional e-mail delivery to support e-commerce, customer service, event communication, and lead nurturing. Postfuture’s offerings are being integrated into several existing Harte-Hanks solution offerings, including Allink on Demand®, CI Technology Database, and Allink Agent®, among others.

In April 2004, Harte-Hanks acquired Dollar Saver, a local shopper publication in the fast-growing Hemet area in Southern California – and converted it to the PennySaver brand.

In February 2004, Harte-Hanks acquired Avellino Technologies Ltd., a leading provider of data profiling technology. Harte-Hanks has integrated Trillium Software System® and the Avellino Discovery software solution. Joining these two solutions allows organizations, for the first time with one solution provider, to define, assess, improve and monitor how well data meets the needs of enterprise business processes. Harte-Hanks still offers Trillium Software and Avellino Discovery as stand-alone products as well as an integrated solution within the Trillium Software System. Founded in 1997, Avellino Technologies Ltd. is located in Aldermaston, UK.

The Company did not make any acquisitions in 2003 or 2002.

Liquidity and Capital Resources

Cash provided by operating activities for 2004 was $153.3 million, a $29.3 million increase compared to 2003. The increase in 2004 primarily relates to an increase in net income and an increase in other accrued expenses, income taxes and payroll at December 31, 2004 over December 31, 2003. In addition, the Company made a $12.6 million pension plan funding payment in 2003.

Net cash outflows from investing activities were $64.6 million for 2004, compared to net cash outflows of $31.6 million in 2003. The increase in 2004 primarily relates to a higher amount spent on acquisitions and capital investments in 2004 than in 2003.

Net cash used in investing activities for 2004 included $35.1 million for capital expenditures and $29.7 million for acquisitions. The Direct Marketing segment’s capital expenditures consisted primarily of product development and enhancement, additional computer capacity, computer and communication systems, and equipment upgrades. The Shoppers segment’s capital expenditures were primarily related to the Southern California color capacity expansion, common system software, additional computers and other production equipment. $28.0 million of the acquisition-related payments were made in the Direct Marketing segment, and the remaining $1.7 million were made in the Shoppers segment.

Net cash used in investing activities for 2003 included $31.9 million for capital expenditures and $0.3 million for acquisition-related payments. The capital expenditures consisted primarily of product development and enhancement, additional computer capacity, systems, new press equipment and equipment upgrades for the Direct Marketing segment. The Shoppers segment’s capital expenditures were primarily related to the Northern California facility expansion, common system software, additional computers and other production equipment. The acquisition-related payments, which all relate to acquisitions completed prior to 2003, were made in the Direct Marketing segment.

Net cash outflows from financing activities in 2004 were $82.1 million, compared to $85.3 million in 2003. The decrease in 2004 primarily relates to $5.0 million net borrowings compared to $11.3 million net repayment of debt in 2003. This was partially offset by a higher amount spent repurchasing stock in 2004 than in 2003.

Capital resources are available from, and provided through, the Company’s unsecured credit facility. This credit facility, a three-year $125 million variable rate revolving loan commitment, was put in place on October 18, 2002. All borrowings under this credit agreement are to be repaid by October 17, 2005. The Company intends to secure new financing prior to this date.

Management considers such factors as current assets, current liabilities, total debt, revenues, operating income and cash flows from operations, investing activities and financing activities when assessing the Company’s liquidity.

Management believes that its credit facility, together with cash provided by operating activities, will be sufficient to fund operations and anticipated acquisitions, stock repurchases, capital expenditures and dividends for the foreseeable future. As of December 31, 2004, the Company had $115.0 million of unused borrowing capacity under its credit facility.

The Company’s contractual obligations at December 31, 2004 are as follows:

In thousands,	Total	2005	2006	2007	2008	2009	Thereafter
Debt	$10,000	$10,000	$—	$—	$—	$—	$—
Operating leases	88,002	22,372	17,359	14,260	9,968	7,322	16,721
Deferred compensation liability	6,820	650	650	650	623	600	3,647
Other long-term obligations	8,052	3,708	2,832	1,506	4	2	—

Total contractual cash obligations	$112,874	$36,730	$20,841	$16,416	$10,595	$7,924	$20,368

At December 31, 2004, the Company had outstanding letters of credit in the amount of $20.3 million. These letters of credit renew annually and exist to support the Company’s insurance programs relating to workers’ compensation, automobile and general liability, and leases. The Company had no other off-balance sheet arrangements at December 31, 2004.

The company paid a quarterly dividend of $0.04 per common share and $0.03 per common share in each of the quarters in the years ended December 31, 2004 and 2003, respectively.

During 2004 the Company repurchased approximately 3.6 million shares of its common stock for $85.7 million under its stock repurchase program. In addition, the Company received approximately 0.2 million shares of its common stock, with an estimated market value of $4.3 million, in exchange for proceeds related to stock option exercises. As of December 31, 2004, the Company has repurchased approximately 39.3 million shares since the beginning of its stock repurchase program in January 1997. During this period the Company has also received approximately 1.3 million shares in exchange for proceeds related to stock option exercises. Under this program, the Company had authorization to repurchase approximately 5.6 million additional shares at December 31, 2004.

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

The Company’s accounting policy for revenue recognition has an impact on its reported results and relies on certain estimates that require judgments on the part of management. The portion of the Company’s revenue that is most subject to estimates and judgments is revenue recognized using the percentage-of-completion method, as discussed below.

Specifically, Direct Marketing revenue from certain projects and certain services such as database build services, internet web design, market research and analytical services may be billed at hourly rates or a set price. If billed at a set price, the revenue is recognized over the contractual period, using the percentage-of-completion method. Management estimates and judgments are used in connection with the revenue recognized in these instances. Should actual costs differ significantly from the original estimated costs, the timing of revenues and overall profitability of the contract could be impacted. Contracts accounted for under the percentage-of-completion method comprised less than 7% of total Direct Marketing revenue and less than 5% of total Harte-Hanks revenue for the years ended December 31, 2004, 2003 and 2002.

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

Revenue from software is recognized in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the vendor-specific objective evidence of fair values of the respective elements. For software sales with multiple elements (for example, software licenses with undelivered post-contract customer support or “PCS”), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means the Company defers revenue from the software sale equal to the fair value of the undelivered elements. The fair value of PCS is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of services, such as training and consulting, is based upon separate sales of these services to other customers.

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

Shoppers services are considered rendered, and the revenue recognized, when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the United States Postal Service.

Allowance for Doubtful Accounts

The Company maintains its allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the minimum allowance balance is based on the Company’s prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific customers’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of the Company’s Consolidated Statements of Operations. The Company recorded bad debt expense of $3.0 million, $1.6 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. While the Company believes its reserve estimate to be appropriate, the Company may find it necessary to adjust its allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. Given the significance of accounts receivable to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

The Company has a $150,000 deductible for individual healthcare claims, with an aggregate claims deductible of 125% of the expected claims for a given year. The Company has a $250,000 deductible for automobile and general liability claims. The Company’s deductible for workers’ compensation decreased from $1.0 million to $500,000 in October 2003. Management makes various subjective judgments about a number of factors in determining the Company’s reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. If ultimate losses were 10% higher than the Company’s estimate at December 31, 2004, earnings would be impacted by up to $815,000, net of taxes. The amount that earnings would be impacted is dependent on the claim year and the Company’s deductible levels for that plan year. Periodic changes to the reserve are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of the Company’s Consolidated Statement of Operations.

Goodwill

Goodwill is recorded to the extent that the purchase price exceeds the fair value of the assets acquired in accordance with Statement of Financial Accounting Standards (SFAS) No. 142. Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill was being amortized on a straight-line basis over 15 to 40 year periods. Beginning January 1, 2002, goodwill is no longer being amortized, but instead is tested for impairment as discussed below.

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

Both the Direct Marketing and Shoppers segments are tested for impairment as of November 30 of each year, after the annual forecasting process for the upcoming fiscal year has been completed. The Company has not recorded an impairment loss in any of the three years ended December 31, 2004. Significant estimates utilized in the Company’s discounted cash flow model include weighted average cost of capital and the long-term rate of growth for each of the Company’s reporting segments. These estimates require management’s judgment. Any significant changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could have an impact on this annual analysis.

At December 31, 2004 and 2003, the Company’s goodwill balance was $458.2 million, net of $82.0 million of accumulated amortization, and $437.2 million, net of $82.0 million of accumulated amortization, respectively. Based upon the Company’s analysis, the estimated fair values of the Company’s reporting units as of December 31, 2004 was well in excess of the reporting units’ carrying values.

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

Legislation, Judicial Interpretations, Consumer Environment

There could be a material adverse impact on the Company’s business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is legally available, which could result in a material increase in the cost of collecting some kinds of data. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet our clients’ requirements.

Data Suppliers

There could be a material adverse impact on the Company’s Direct Marketing business if owners of the data the Company uses were to withdraw the data. Data providers could withdraw their data if there is a competitive reason to do so or if additional legislation is passed restricting the use of the data.

Acquisitions

The Company continues to pursue acquisition opportunities. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions would be achieved. The Company believes that it will be able to successfully integrate recently acquired businesses into existing operations but there is no certainty that future acquisitions will be consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into the Company’s operations. The failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions into existing operations could result in decreased revenues, net income and earnings per share.

Competition

Direct marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company’s Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. The Company’s Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers, other communications media and other advertising printers that operate in the Company’s markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve the Company’s current processes and to develop new products and services could result in the loss of the Company’s customers to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect the Company’s growth.

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

Postal Rates

The Company’s Shoppers and Direct Marketing services depend on the United States Postal Service to deliver products. The Company’s shoppers are delivered by Standard Mail, and postage is the second largest expense, behind payroll, in the Company’s Shopper business. Standard postage rates have been unchanged since the beginning of the third quarter of 2002, and it is anticipated the next increase in postage rates will occur in 2006. Overall Shoppers postage costs are expected to grow as a result of anticipated increases in circulation and insert volumes. Postal rates also influence the demand for the Company’s Direct Marketing services even though the cost of mailings is borne by the Company’s customers and is not directly reflected in the Company’s revenues or expenses.

Paper Prices

Paper represents a substantial expense in the Company’s Shoppers operations. In recent years newsprint prices have fluctuated widely, and such fluctuations can materially affect the results of the Company’s operations.

Economic Conditions

Changes in national economic conditions can affect levels of advertising expenditures generally, and such changes can affect each of the Company’s businesses. In addition, revenues from the Company’s Shoppers business are dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national and international economies.

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

International Operations

Harte Hanks Direct Marketing conducts business outside of the United States. During 2004, approximately 8.8% of Harte Hanks Direct Marketing’s revenues were derived from business outside the United States. Accordingly, the Company’s future operating results could be negatively affected by a variety of factors, some of which are beyond its control. In addition, exchange rate movements may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Additional risks inherent in the Company’s non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights. The various risks that are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

War

War and/or terrorism or the threat of war and/or terrorism involving the United States could have a significant impact on the Company’s operations. War or the threat of war could substantially affect the levels of advertising expenditures by clients in each of the Company’s businesses. In addition, each of the Company’s businesses could be affected by operation disruptions and a shortage of supplies and labor related to such a war or threat of war.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement, which bears interest at variable rates based on EUROLIBOR (effective rate of 2.91% at December 31, 2004) and has a maturity date of October 17, 2005. At December 31, 2004, the Company’s debt balance was $10 million. The Company’s earnings are also affected by changes in short-term interest rates as a result of a deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 5.25% at December 31, 2004) and has a balance of $6.6 million at December 31, 2004. Assuming the current level of borrowing and deferred compensation balance and assuming a one percentage point change in the year’s average interest rates, it is estimated that the Company’s 2004 net income would have changed by approximately $101,000. Due to the Company’s debt level and deferred compensation balance at December 31, 2004, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, the Company does not believe that it has significant exposure to market risks associated with changing interest rates

The Company’s earnings are also affected by fluctuations in foreign exchange rates as a result of its operations in foreign countries. Due to the level of operations in foreign countries, the impact of fluctuations in foreign exchange rates is not significant to the Company’s overall earnings.

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

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in the Consolidated Financial Statements beginning on page F-1.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated by reference in this Item 10, information from the Harte-Hanks definitive proxy statement for the May 17, 2005 Annual Meeting of Stockholders under the caption “Management — Directors and Executive Officers” and “Corporate Governance”. Other information required for this item is included under “Item 1. Business-Introduction” of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated by reference in this Item 11, information from the Harte-Hanks definitive proxy statement for the May 17, 2005 Annual Meeting of the Stockholders under the caption, “Executive Compensation and Other Information” except for those parts under the caption “Report of the Compensation Committee on Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated by reference in this Item 12, information from the Harte-Hanks definitive proxy statement for the May 17, 2005 Annual Meeting of Stockholders under the caption “Security Ownership of Management and Principal Stockholders”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 26, 2004, the Company purchased 744,000 shares of its common stock for $24.00 per share ($0.24 below the closing price per share of the Company’s common stock on April 26, 2004) from two trusts and a private foundation. Mr. Larry Franklin, the Chairman of the Company’s Board, and Mr. David L. Copeland, the Chairman of the Company’s Audit Committee, serve as co-trustees on each of the trusts and are board members of the private foundation. Each of Messrs. Franklin and Copeland disclaim beneficial ownership of such shares.

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

On September 15, 2004, the Company purchased 100,000 shares of its common stock for $24.49 per share (the closing price per share of the Company’s common stock on September 15, 2004) from Mr. Houston H. Harte. Mr. Harte is a member of the Company’s Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

There is incorporated by reference in this Item 14, information regarding principal accountant fees and services under “Principal Auditor Fees and Services” in the Harte-Hanks definitive proxy statement for the May 17, 2005 Annual Meeting of Stockholders.

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

(a) (3) Exhibits

Exhibit No.	Description of Exhibit

3(a)	Amended and Restated Certificate of Incorporation as
amended through May 5, 1998 (filed as Exhibit 3(e) to the
Company’s Form 10-Q for the six months ended June 30, 1998
and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September
30, 2001 and incorporated by reference herein).

10(a)	Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit
10(b) to the Company’s Form 10-K for the year ended December
31, 1993 and incorporated by reference herein).

10(b)	Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan
dated as of January 1, 2000 (filed as Exhibit 10(f) to the
Company’s Form 10-K for the year ended December 31, 1999 and
Incorporated by reference herein).+

10(c)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation
Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).+

10(d)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan
(filed as Exhibit 10(g) to the Company’s Form 10-Q for the six
months ended June 30, 1998 and incorporated by reference herein).+

10(e)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h)
to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).+

10(f)	Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit
10(i) to the Company’s Form 10-K for the year ended December 31,
1998 and incorporated by reference herein).+

10(g)	Amendment One to Harte-Hanks, Inc. Amended and Restated
Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l)
to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

(a) (3) Exhibits (Continued)

Exhibit No.	Description of Exhibit

10(h)	Three-Year Credit Agreement dated as of October 18, 2002 between
Harte-Hanks, Inc. and the Lenders named therein for $125 million
(filed as Exhibit 10(n) to the Company’s form 10-Q for the nine months ended September 30, 2002 and incorporated by reference herein).

10(i)	Harte-Hanks 1994 Employee Stock Purchase Plan As Amended (filed as Exhibit 10(o) to the Company’s form 10-K for the year ended
December 31, 2002 and incorporated by reference herein).+

*21	Subsidiaries of the Company

*23	Consent of KPMG LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C
Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C
Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Indicates management contract or compensatory plan, contract or arrangement.

The agreements set forth above describe the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K dated January 31, 2005. The report incorporated the Company’s earnings release for the period ended December 31, 2004. Under the reports, the Company furnished (not filed) pursuant to Item 9 and Item 12, the press release entitled “Harte-Hanks Reports Fourth Quarter EPS of $0.32; Full Year 2004 EPS Up 14.4% on Revenue Growth of 9.1%” relating to the results of the fourth fiscal quarter ended December 31, 2004, and the fiscal year ended December 31, 2004, as well as related non-GAAP financial information and filed GAAP financial statements under Item 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte-Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE-HANKS, INC.

By:	/s/ Richard Hochhauser
Richard Hochhauser
President and Chief Executive Officer

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Richard Hochhauser	/s/ Dean Blythe
Richard Hochhauser	Dean Blythe
President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer

/s/ Jessica Huff	/s/ Larry Franklin
Jessica Huff	Larry Franklin, Chairman
Vice President, Finance and
Chief Accounting Officer

/s/ Houston H. Harte	/s/ David L. Copeland
Houston H. Harte, Vice Chairman	David L. Copeland, Director

/s/ William K. Gayden	/s/ Judy C. Odom
William K. Gayden, Director	Judy C. Odom, Director

/s/ Dr. Peter T. Flawn	/s/ William F. Farley
Dr. Peter T. Flawn, Director	William F. Farley, Director

/s/ Christopher M. Harte
Christopher M. Harte, Director

Harte-Hanks, Inc. and Subsidiaries

All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harte-Hanks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005, expressed an unqualified opinion thereon.

/s/ KPMG LLP

San Antonio, Texas

March 15, 2005

Management’s Report on Internal Control Over Financial Reporting

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.

We are also responsible for establishing and maintaining adequate internal controls over financial reporting. We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

Our control environment is the foundation for our system of internal controls over financial reporting. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal controls over financial reporting are supported by formal policies and procedures that are reviewed, modified and improved as changes occur in business conditions and operations.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management, the internal auditors and the independent auditors to review and discuss internal controls over financial reporting and accounting and financial reporting matters. The independent auditors and internal auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we concluded that internal control over financial reporting was effective as of December 31, 2004.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

March 15, 2005

/s/ Richard Hochhauser
Richard Hochhauser
President and Chief Executive Officer

/s/ Dean Blythe
Dean Blythe
Senior Vice President and
Chief Financial Officer

/s/ Jessica Huff
Jessica Huff
Vice President, Finance and
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Harte-Hanks, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harte-Hanks, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ KPMG LLP

San Antonio, Texas

March 15, 2005

Harte-Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$38,807	$32,151
Accounts receivable (less allowance for doubtful accounts of $1,892 in 2004 and $1,240 in 2003)	168,755	152,703
Inventory	6,086	5,213
Prepaid expenses	16,664	13,816
Deferred income tax asset	13,812	7,682
Other current assets	6,373	5,732

Total current assets	250,497	217,297

Property, plant and equipment
Land	3,463	3,423
Buildings and improvements	37,312	36,817
Software	76,347	62,955
Equipment and furniture	190,522	183,744

	307,644	286,939
Less accumulated depreciation and amortization	(204,669)	(194,987)

	102,975	91,952
Software development and equipment installations in progress	10,795	5,795

Net property, plant and equipment	113,770	97,747

Intangible and other assets
Goodwill (less accumulated amortization of $81,973 in 2004 and 2003)	458,171	437,156
Other intangible assets (less accumulated amortization of $2,933 in 2004 and $2,333 in 2003)	2,067	2,667
Other assets	3,848	4,263

Total intangible and other assets	464,086	444,086

Total assets	$828,353	$759,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,000	$—
Accounts payable	55,632	47,891
Accrued payroll and related expenses	36,539	22,808
Customer deposits and unearned revenue	53,707	48,658
Income taxes payable	17,239	7,776
Other current liabilities	9,075	6,939

Total current liabilities	182,192	134,072

Long-term debt	—	5,000
Other long-term liabilities (including deferred income taxes of $48,201 in 2004 and $35,853 in 2003)	74,362	64,460

Total liabilities	256,554	203,532

Stockholders’ equity
Common stock, $1 par value, authorized: 250,000,000 shares Issued 2004: 114,505,329; Issued 2003: 113,280,794 shares	114,505	113,281
Additional paid-in capital	253,515	235,996
Retained earnings	882,750	798,974
Less treasury stock, 2004: 29,524,064; 2003: 25,788,502 shares at cost	(663,779)	(573,863)
Accumulated other comprehensive loss	(15,192)	(18,790)

Total stockholders’ equity	571,799	555,598

Total liabilities and stockholders’ equity	$828,353	$759,130

See Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Operations

	Year Ended December 31,
In thousands, except per share amounts	2004	2003	2002
Revenues	$1,030,461	$944,576	$908,777
Operating expenses
Payroll	394,417	357,811	340,703
Production and distribution	361,298	334,359	311,540
Advertising, selling, general and administrative	80,682	75,886	73,518
Depreciation	28,169	29,433	32,128
Intangible amortization	600	600	600

Total operating expenses	865,166	798,089	758,489

Operating income	165,295	146,487	150,288
Other expenses (income)
Interest expense	1,020	855	1,208
Interest income	(341)	(168)	(274)
Other, net	1,648	1,895	2,004

	2,327	2,582	2,938

Income before income taxes	162,968	143,905	147,350
Income tax expense	65,400	56,543	56,605

Net income	$97,568	$87,362	$90,745

Basic earnings per common share	$1.13	$0.99	$0.98

Weighted-average common shares outstanding	86,169	88,541	92,648

Diluted earnings per common share	$1.11	$0.97	$0.96

Weighted-average common and common equivalent shares outstanding	87,806	89,982	94,872

See Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2004	2003	2002
Cash Flows from Operating Activities
Net income	$97,568	$87,362	$90,745
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	28,169	29,433	32,128
Intangible amortization	600	600	600
Amortization of option-related compensation	101	100	99
Deferred income taxes	6,963	12,047	8,878
Other, net	534	379	741
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in accounts receivable, net	(14,215)	(15,024)	730
(Increase) decrease in inventory	(873)	86	536
(Increase) decrease in prepaid expenses and other current assets	(3,233)	2,931	(2,762)
Increase (decrease) in accounts payable	7,442	7,145	(2,244)
Increase in other accrued expenses and other liabilities	26,232	7,186	8,884
Other, net	4,029	(8,181)	3,302

Net cash provided by operating activities	153,317	124,064	141,637

Cash Flows from Investing Activities
Acquisitions	(29,705)	(343)	(3,791)
Purchases of property, plant and equipment	(35,146)	(31,915)	(17,358)
Proceeds from the sale of property, plant and equipment	268	621	439

Net cash used in investing activities	(64,583)	(31,637)	(20,710)

Cash Flows from Financing Activities
Long-term borrowings	55,000	45,000	34,000
Payments on debt	(50,000)	(56,300)	(66,531)
Issuance of common stock	12,287	12,885	14,113
Issuance of treasury stock	165	125	110
Purchase of treasury stock	(85,738)	(76,393)	(98,912)
Dividends paid	(13,792)	(10,619)	(9,149)

Net cash used in financing activities	(82,078)	(85,302)	(126,369)

Net increase (decrease) in cash and cash equivalents	6,656	7,125	(5,442)
Cash and cash equivalents at beginning of year	32,151	25,026	30,468

Cash and cash equivalents at end of year	$38,807	$32,151	$25,026

See Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity and Comprehensive Income

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
Balance at January 1, 2002	$109,352	$188,158	$640,635	$(384,486)	$(1,293)	$552,366

Common stock issued — employee benefit plans	202	3,131	—	—	—	3,333
Exercise of stock options for cash and by surrender of shares	2,282	13,787	—	(8,498)	—	7,571
Tax benefit of options exercised	—	10,765	—	—	—	10,765
Dividends paid ($0.098 per share)	—	—	(9,149)	—	—	(9,149)
Treasury stock issued	—	7	—	103	—	110
Treasury stock repurchased	(301)	301	—	(98,912)	—	(98,912)
Comprehensive income, net of tax:
Net income	—	—	90,745	—	—	90,745
Adjustment for minimum pension liability (net of tax of $17,121)	—	—	—	—	(26,169)	(26,169)
Foreign currency translation adjustment	—	—	—	—	1,873	1,873

Total comprehensive income						66,449

Balance at December 31, 2002	$111,535	$216,149	$722,231	$(491,793)	$(25,589)	$532,533

Common stock issued — employee benefit plans	213	3,199	—	—	—	3,412
Exercise of stock options for cash and by surrender of shares	1,533	10,392	—	(5,828)	—	6,097
Tax benefit of options exercised	—	6,282	—	—	—	6,282
Dividends paid ($0.12 per share)	—	—	(10,619)	—	—	(10,619)
Treasury stock issued	—	(26)	—	151	—	125
Treasury stock repurchased	—	—	—	(76,393)	—	(76,393)
Comprehensive income, net of tax:
Net income	—	—	87,362	—	—	87,362
Adjustment for minimum pension liability (net of tax of $2,652)	—	—	—	—	4,053	4,053
Foreign currency translation adjustment	—	—	—	—	2,746	2,746

Total comprehensive income						94,161

Balance at December 31, 2003	$113,281	$235,996	$798,974	$(573,863)	$(18,790)	$555,598

Common stock issued — employee benefit plans	175	3,347	—	—	—	3,522
Exercise of stock options for cash and by surrender of shares	1,049	10,345	—	(4,334)	—	7,060
Tax benefit of options exercised	—	3,818	—	—	—	3,818
Dividends paid ($0.16 per share)	—	—	(13,792)	—	—	(13,792)
Treasury stock issued	—	9	—	156	—	165
Treasury stock repurchased	—	—	—	(85,738)	—	(85,738)
Comprehensive income, net of tax:
Net income	—	—	97,568	—	—	97,568
Adjustment for minimum pension liability (net of tax of $1,519)	—	—	—	—	2,322	2,322
Foreign currency translation adjustment	—	—	—	—	1,276	1,276

Total comprehensive income						101,166

Balance at December 31, 2004	$114,505	$253,515	$882,750	$(663,779)	$(15,192)	$571,799

See Notes to Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

The Company maintains its allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the minimum allowance balance is based on the Company’s prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific customers’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of the Company’s Consolidated Statements of Operations. The Company recorded bad debt expense of $3.0 million, $1.6 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Goodwill and Other Intangibles

Goodwill is recorded to the extent that the purchase price exceeds the fair value of the assets acquired in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill was being amortized on a straight-line basis over 15 to 40 year periods. Beginning January 1, 2002, goodwill is no longer being amortized, but instead is tested for impairment as discussed below.

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

Both the Direct Marketing and Shoppers segments are tested for impairment as of November 30 of each year, after the annual forecasting process for the upcoming fiscal year has been completed. Based on the results of the Company’s impairment test, the Company has not recorded an impairment loss in any of the three years ended December 31, 2004.

At December 31, 2004 and 2003, the Company’s goodwill balance was $458.2 million, net of $82.0 million of accumulated amortization, and $437.2 million, net of $82.0 million of accumulated amortization, respectively.

The changes in the carrying amount of goodwill for the year ended December 31, 2004, are as follows:

In thousands, except per share amounts	Direct Marketing	Shoppers	Total

Balance at December 31, 2003	$312,810	$124,346	$437,156
Additional purchase consideration	19,430	1,585	21,015

Balance at December 31, 2004	$332,240	$125,931	$458,171

As of December 31, 2004 and 2003, the Company does not have any intangibles with indefinite useful lives other than goodwill.

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

At December 31, 2004 and 2003, all of the Company’s other intangibles with definite useful lives are related to the Company’s Direct Marketing segment. At December 31, 2004 and 2003, the balance of other intangibles was $2.1 million, net of $2.9 million of accumulated amortization, and $2.7 million, net of $2.3 million of accumulated amortization. Amortization expense related to other intangibles with definite useful lives was $0.6 million for each of the years in the three year period ended December 31, 2004. Expected amortization expense is $0.6 million for the year ending December 31, 2005, $0.4 million for the years ending December 31, 2006, 2007 and 2008, and $0.3 million for the year ending December 31, 2009.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting For Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for options granted where the exercise price is equal to the market price of the underlying stock at the date of grant. For options issued with an exercise price below the market price of the underlying stock on the date of grant, the Company recognizes compensation expense under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 123.

Had compensation expense for the Company’s options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
In thousands, except per share amounts	2004	2003	2002
Net income — as reported	$97,568	$87,362	$90,745
Stock-based employee compensation expense, included in reported net income, net of related tax effects	61	61	61
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,798)	(3,899)	(4,411)

Net income — pro forma	$93,831	$83,524	$86,395

Basic earnings per share — as reported	$1.13	$0.99	$0.98
Basic earnings per share — pro forma	$1.09	$0.94	$0.93
Diluted earnings per share — as reported	$1.11	$0.97	$0.96
Diluted earnings per share — pro forma	$1.07	$0.93	$0.91

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Expected dividend yield.	0.7%	0.6%	0.5%
Expected stock price volatility	26.3%	27.2%	27.8%
Risk free interest rate	3.8%	3.6%	5.4%
Expected life of options	3-10 years	3-10 years	3-10 years

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

Revenue from software is recognized in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the vendor-specific objective evidence of fair values of the respective elements. In accordance with SOP 97-2, the Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has Company-specific objective evidence of fair value to allocate revenue to the license and post-contract customer support (PCS) component of its software license arrangements. The revenue allocated to software products, including time-based software licenses, is recognized, if collection is probable, upon execution of a licensing agreement and shipment of the software or ratably over the term of the license, depending on the structure and terms of the arrangement. The revenue allocated to PCS is recognized ratably over the term of the support. Revenue allocated to professional services is recognized as the services are performed.

Shoppers services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the United States Postal Service.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

The Company has a $150,000 deductible for individual healthcare claims, with an aggregate claims deductible of 125% of the expected claims for a given year. The Company has a $250,000 deductible for automobile and general liability claims. The Company’s deductible for workers’ compensation decreased from $1.0 million to $500,000 in October 2003. The Company’s insurance administrator provides the Company with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. The Company applies actuarial factors to both insurance estimated loss reserves and to paid claims and then determines reserve levels, taking into account these calculations. Periodic changes to the reserve are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of the Company’s Consolidated Statement of Operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. This revised Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. This revised Statement supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and eliminates the alternative to use the intrinsic value method of accounting prescribed by APB No. 25. Under APB No. 25, issuing stock options to employees with an exercise price equal to the market price on the date of grant generally resulted in recognition of no compensation cost. SFAS No. 123, as revised, is effective for interim periods beginning after June 15, 2005. The Company currently follows the disclosure-only provisions of SFAS No. 123 as originally issued, and accordingly no compensation expense has been recognized in the financial statements for options granted where the exercise price is equal to the market price of the underlying stock at the date of grant. The adoption of SFAS No. 123, as revised, in the Company’s third fiscal quarter of 2005 will have an impact on the Company’s financial position and results of operations, but at this time the Company has not determined that impact.

In December 2004, the Financial Accounting Standards Board issued Staff Positions 109-1 (FAS 109-1) and 109-2 (FAS 109-2). FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004,” gives guidance on applying FASB 109 to the tax deduction on qualified production activities provided by the Act. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatration Provision within the American Jobs Creation Act of 2004,” gives guidance on the Act’s repatriation provision. The Company is in the process of determining the impact the American Jobs Creation Act of 2004 and the guidance from FAS 109-1 and FAS 109-2 will have on the Company’s financial position and results of operations.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs”. This Statement amended the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously required that such items be treated as current period charges only if they were considered abnormal. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria of abnormal. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 for the fiscal year beginning January 1, 2005 is not expected to have a material impact on the Company’s financial position or results of operations.

Note B – Acquisitions

In December 2004, the Company acquired Postfuture, Inc., an e-mail service provider that provides both e-mail technology and services.

In April 2004, Harte-Hanks acquired Dollar Saver, a local shopper publication in the Hemet area in Southern California.

In February 2004, the Company acquired Avellino Technologies Ltd., a leading provider of data profiling technology.

The total cash outlay in 2004 related to acquisitions was $29.7 million. The total cash outlay in 2003 for acquisitions was $0.3 million. The total cash outlay in 2002 for acquisitions was $3.8 million.

Goodwill recognized in 2004 acquisitions totaled $21.6 million, $20.0 million of which was assigned to the Direct Marketing segment. The remaining $1.6 million was assigned to the Shoppers segment.

The operating results of the acquired companies have been included in the accompanying Consolidated Financial Statements from the date of acquisition under the purchase method of accounting. The Company has not disclosed proforma amounts including the operating results of prior years’ acquisitions as they are not considered material to the Company as a whole.

Note C – Long-Term Debt

Cash payments for interest were $1.0 million, $0.9 million, and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

	December 31,
In thousands	2004	2003
Revolving loan commitment, various interest rates based on EUROLIBOR (effective rate of 2.91% at December 31, 2004), due October 17, 2005	$10,000	$5,000

Less current maturities	10,000	—

	$—	$5,000

Credit Facilities

On October 18, 2002 the Company obtained a three-year $125 million variable rate unsecured revolving credit facility. All borrowings under this $125 million credit agreement are to be repaid by October 17, 2005. Commitment fees on the total credit facility and interest rates for drawn amounts are determined according to a grid based on the Company’s total debt-to-earnings ratio. Commitment fees range from .125% to .175%. Interest rates on drawn amounts range from EUROLIBOR plus .5% to EUROLIBOR plus .7%. As of December 31, 2004, the Company had $115 million of unused borrowing capacity under this credit agreement. This credit facility contains both affirmative and negative covenants, the most significant of which are that the Company’s leverage ratio, as defined in the credit facility, must not exceed 3.00 to 1:00, and that the Company’s interest coverage ratio, as defined, cannot be less than 2.75 to 1.00. If the Company were not in compliance with any of these affirmative or negative covenants a default would occur and the lenders could terminate their commitments under the credit facility and declare all outstanding borrowings, interest and fees due. The Company has been in compliance with all covenants since obtaining the credit facility. The credit facility does not contain any cross-default provisions.

Note D – Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2004	2003	2002
Current
Federal	$47,081	$37,820	$41,602
State and local	10,539	6,376	6,026
Foreign	818	300	99

Total current	$58,438	$44,496	$47,727

Deferred
Federal	$7,498	$10,825	$7,087
State and local	801	2,435	1,791
Foreign	(1,337)	(1,213)	—

Total deferred	$6,962	$12,047	$8,878

Total income tax expense	$65,400	$56,543	$56,605

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2004		2003		2002
Computed expected income tax expense	$57,039	35%	$50,367	35%	$51,572	35%
Net effect of state income taxes	7,371	5%	5,717	4%	4,922	3%
Change in the beginning of the year balance of the valuation allowance	39	0%	10	0%	159	0%
Other, net	951	1%	449	0%	(48)	0%

Income tax expense for the period	$65,400	40%	$56,543	38%	$56,605	38%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2004	2003	2002
Results of operations	$65,400	$56,543	$56,605
Stockholders’ equity	(2,299)	(3,630)	(27,886)

Total	$63,101	$52,913	$28,719

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2004	2003
Deferred tax assets
Deferred compensation and retirement plan	$10,291	$10,598
Accrued expenses not deductible until paid	5,114	4,451
Accounts receivable, net	662	343
Other, net	211	211
State income tax	3,236	—
Foreign net operating loss carryforwards	2,201	1,214
State net operating loss carryforwards	682	597
Capital loss carryforward	492	492

Total gross deferred tax assets	22,889	17,906
Less valuation allowance	(1,174)	(1,089)

Net deferred tax assets	21,715	16,817

Deferred tax liabilities
Property, plant and equipment	(16,830)	(12,819)
Goodwill	(39,274)	(31,299)
State income tax	—	(870)

Total gross deferred tax liabilities	(56,104)	(44,988)

Net deferred tax liabilities	$(34,389)	$(28,171)

Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. There are approximately $7.9 million and $9.1 million of deferred tax assets related to non-current items that are netted with long-term deferred tax liabilities at December 31, 2004 and 2003 respectively.

As of December 31, 2004 and 2003 the Company had net operating loss and capital loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2006.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2004.

The valuation allowance for deferred tax assets as of January 1, 2003, was $1,277,000. The valuation allowance at December 31, 2004, relates to state net operating losses of $682,000 and capital losses of $492,000, which are not expected to be realized. The valuation allowance at December 31, 2003, related to state net operating losses of $597,000 and capital losses of $492,000 that are not expected to be realized.

Cash payments for income taxes were $50.1 million, $39.9 million and $37.8 million in 2004, 2003 and 2002, respectively.

Note E – Employee Benefit Plans

Prior to January 1, 1999, the Company maintained a defined benefit pension plan for which most of its employees were eligible. In conjunction with significant enhancements to the Company’s 401(k) plan, the Company elected to freeze benefits under this defined benefit pension plan as of December 31, 1998.

In 1994, the Company adopted a non-qualified, supplemental pension plan covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from the Company’s principal pension plan were it not for limitations imposed by income tax regulation. The benefits under this supplemental pension plan, which is an unfunded plan, will continue to accrue as if the principal pension plan had not been frozen.

The status of the Company’s defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$109,171	$102,151
Service cost	561	523
Interest cost	6,568	6,561
Actuarial loss	1,973	4,363
Benefits paid	(4,741)	(4,427)

Benefit obligation at end of year	113,532	109,171

Change in plan assets
Fair value of plan assets at beginning of year	89,210	64,660
Actual return on plan assets	10,918	16,366
Contributions	51	12,611
Benefits paid	(4,741)	(4,427)

Fair value of plan assets at end of year	95,438	89,210

Funded status	(18,094)	(19,961)
Unrecognized actuarial loss	35,062	38,670
Unrecognized prior service cost	426	491

Net amount recognized	$17,394	$19,200

The following amounts have been recognized in the Consolidated Balance Sheets:

	Year Ended December 31,
In thousands	2004	2003
Accrued benefit liability	$(16,175)	$(18,370)
Intangible asset	824	984
Accumulated other comprehensive loss	32,745	36,586

Net amount recognized	$17,394	$19,200

The minimum pension liability included in other comprehensive income decreased $3.8 million during the year ended December 31, 2004, and decreased $6.7 million during the year ended December 31, 2003.

The Company is not required to make and does not intend to make a contribution to either pension plan in 2005 other than to the extent needed to cover benefit payments related to the unfunded plan.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended December 31,
In thousands	2004	2003
Projected benefit obligation	$113,532	$109,171
Accumulated benefit obligation	111,614	107,580
Fair value of plan assets	$95,438	$89,210

The Company’s non-qualified, unfunded pension plan had an accumulated benefit obligation of $10.8 million and $10.0 million at December 31, 2004 and 2003, respectively.

Net pension cost for both plans included the following components:

	Years Ended December 31,
In thousands	2004	2003	2002
Service cost	$561	$523	$581
Interest cost	6,568	6,561	6,662
Expected return on plan assets	(7,396)	(5,964)	(6,931)
Amortization of prior service cost	64	65	65
Recognized actuarial loss (gain)	2,060	2,477	1,066

Net periodic benefit cost (income)	$1,857	$3,662	$1,443

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Years Ended December 31,
	2004	2003	2002
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.25%	6.85%	7.40%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%

	December 31,
	2004	2003
Weighted-average assumptions used to determine benefit obligations
Discount rate	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%

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

The Company’s funded pension plan assets as of December 31, 2004 and 2003, by asset category are as follows:

	December 31,
In thousands	2004	2003
Equity securities	$67,815	$63,962
Debt securities	26,516	23,768
Other	1,107	1,480

Total plan assets	$95,438	$89,210

The expected future pension benefit payments as of December 31, 2004 are as follows:

In thousands
2005	$4,507
2006	4,580
2007	4,736
2008	5,338
2009	5,714
2010 - 2014	35,349

$60,224

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

Investment managers are evaluated by the performance of the representative indices over a full market cycle for each class of assets. The Pension Plan Committee reviews, on a quarterly basis, the investment portfolio of each manager, which includes rates of return, performance comparisons with the most appropriate indices, and comparisons of each manager’s performance with a universe of other portfolio managers that employ the same investment style.

Prior to January 1, 1999, the Company also sponsored several 401(k) plans to provide employees with additional income upon retirement. The Company generally matched a portion of employees’ voluntary before-tax contributions. Employees were fully vested in their own contributions and generally vested in the

Company’s matching contributions upon three years of service. Effective January 1, 1999, changes were made that combined all 401(k) plans and allowed for immediate vesting of enhanced Company matching contributions. Total 401(k) expense recognized by the Company in 2004, 2003 and 2002 was $6.3 million, $6.1 million and $6.4 million, respectively.

The 1994 Employee Stock Purchase Plan provides for a total of 6,000,000 shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. Shares available for sale totaled 2,826,290 at December 31, 2004.

Note F – Stockholders’ Equity

In January 2005, the Company announced an increase in the regular quarterly dividend from 4.0 cents per share to 5.0 cents per share, payable March 15, 2005 to holders of record on March 1, 2005.

During 2004 the Company repurchased 3.6 million shares of its common stock for $85.7 million under its stock repurchase program. In addition, the Company received 0.2 million shares of its common stock, with an estimated market value of $4.3 million, in exchange for proceeds related to stock option exercises. As of December 31, 2004 the Company has repurchased 39.3 million shares since the beginning of its stock repurchase program in January 1997. During this period the Company has also received 1.3 million shares in exchange for proceeds related to stock option exercises. Under this program, the Company had authorization to repurchase an additional 5.6 million shares at December 31, 2004.

On April 26, 2004, the Company purchased 744,000 shares of its common stock for $24.00 per share ($0.24 below the closing price per share of the Company’s common stock on April 26, 2004) from two trusts and a private foundation. Mr. Larry Franklin, the Chairman of the Company’s Board, and Mr. David L. Copeland, the Chairman of the Company’s Audit Committee, serve as co-trustees on each of the trusts and are board members of the private foundation. Each of Messrs. Franklin and Copeland disclaim beneficial ownership of such shares.

On April 28, 2004, the Company purchased 100,000 shares of its common stock for $24.00 per share (the closing price per share of the Company’s common stock on April 28, 2004) from Mr. Houston H. Harte. On August 11, 2004, the Company purchased 100,000 shares of its common stock for $24.00 per share (the closing price per share of the Company’s common stock on August 10, 2004) from Mr. Houston H. Harte. In addition, on September 15, 2004, the Company purchased 100,000 shares of its common stock for $24.49 per share (the closing price per share of the Company’s common stock on September 15, 2004) from Mr. Houston H. Harte. Mr. Harte is a member of the Company’s Board of Directors.

Note G – Stock Option Plans

1991 Plan

The Company adopted the 1991 Stock Option Plan (1991 Plan) pursuant to which it may issue to officers and key employees options to purchase up to 20,500,000 shares of common stock. Options have been granted at exercise prices equal to the market price of the common stock on the grant date (market price options) and at exercise prices below market price of the common stock (performance options). As of December 31, 2004, 2003 and 2002, market price options to purchase 7,099,685 shares, 7,216,659 shares and 8,659,127 shares, respectively, were outstanding with exercise prices ranging from $4.28 to $25.48 per share at December 31, 2004. Market price options granted prior to January 1998 became exercisable after the fifth anniversary of their date of grant. Beginning January 1998, market price options generally become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant. The weighted-average exercise price for outstanding market price options and exercisable market price options at December 31, 2004 was $16.29 and $13.44, respectively. The weighted-average remaining life for outstanding market price options was 5.94 years.

At December 31, 2004, 2003 and 2002, performance options to purchase 129,000 shares, 161,325 shares and 359,625 shares, respectively, were outstanding with exercise prices ranging from $0.22 to $1.33 per share at December 31, 2004. No performance options have been granted since January 1999. The performance options became exercisable in whole or in part after three years, and the extent to which they became exercisable at that time depended upon the extent to which the Company achieved certain goals established at the time the options were granted. That portion of the performance options that did not become exercisable at an earlier date becomes exercisable after the ninth anniversary of the date of grant. Compensation expense of $0.1 million was recognized for the performance options during each of the three years ended December 31, 2004. The weighted-average exercise price for outstanding performance options and exercisable performance options at December 31, 2004, was $0.71 and $0.61, respectively. The weighted-average remaining life for outstanding performance options was 2.06 years.

The following summarizes all stock option plans activity during 2004, 2003 and 2002:

	Number Of Shares	Weighted Average Option Price
Options outstanding at January 1, 2002	9,801,656	$10.06
Granted	2,054,825	18.88
Exercised	(2,282,461)	6.17
Cancelled	(555,268)	12.24

Options outstanding at December 31, 2002	9,018,752	12.92

Granted	318,300	18.04
Exercised	(1,533,296)	6.87
Cancelled	(425,772)	16.15

Options outstanding at December 31, 2003	7,377,984	$14.21

Granted	1,269,750	22.46
Exercised	(1,051,038)	10.68
Cancelled	(368,011)	17.35

Options outstanding at December 31, 2004	7,228,685	$16.01

Exercisable at December 31, 2004	3,700,964	$13.17

The following table summarizes information about stock options outstanding at December 31, 2004:

		Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.22 – 8.58	860,385	1.51	$6.43	805,635	$6.78
$10.25 – 14.50	1,404,624	4.17	$12.96	1,240,627	$12.90
$14.54 – 15.63	954,912	5.74	$14.81	540,473	$14.87
$15.75 – 17.45	1,027,457	5.43	$16.60	737,708	$16.44
$17.98 – 18.61	1,015,432	7.10	$18.21	218,146	$18.22
$18.79 – 21.23	722,125	7.76	$19.87	158,375	$19.96
$22.03 – 25.48	1,243,750	8.16	$22.47	—	—

	7,228,685	5.87	$16.01	3,700,964	$13.17

The weighted-average fair value of market price options granted during 2004, 2003 and 2002 was $7.26, $5.96 and $6.75, respectively. The Company did not grant any performance options during 2003, 2002 or 2001.

Note H – Fair Value of Financial Instruments

Because of their maturities and/or variable interest rates, certain financial instruments of the Company have fair values approximating their carrying values. These instruments include revolving credit agreements, accounts receivable and trade payables.

Note I – Commitments and Contingencies

At December 31, 2004, the Company had outstanding letters of credit in the amount of $20.3 million. These letters of credit exist to support the Company’s insurance programs relating to workers’ compensation, automobile and general liability, and leases.

Note J – Leases

The Company leases certain real estate and equipment under various operating leases. Most of the leases contain renewal options for varying periods of time. The total rent expense applicable to operating leases was $27.5 million, $29.2 million and $29.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Step rent provisions and escalation clauses, capital improvement funding, and other lease concessions are taken into account in computing the Company’s minimum lease payments. The Company recognizes the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2004 are as follows:

In thousands
2005	$22,372
2006	17,359
2007	14,260
2008	9,968
2009	7,322
After 2009	16,721

$88,002

Note K – Selected Quarterly Data (Unaudited)

In thousands, except per share amounts	2004 Quarter Ended				2003 Quarter Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$277,491	$262,566	$254,152	$236,252	$255,721	$239,366	$233,169	$216,320
Operating income	47,333	43,506	42,898	31,558	41,674	38,514	38,466	27,833
Net income	27,580	25,653	25,546	18,789	24,978	22,924	23,082	16,378
Basic earnings per share	$0.32	$0.30	$0.30	$0.21	$0.29	$0.26	$0.26	$0.18
Diluted earnings per share	$0.32	$0.29	$0.29	$0.21	$0.28	$0.26	$0.26	$0.18

Note L – Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Year Ended December 31,
In thousands, except per share amounts	2004	2003	2002
Basic EPS
Net income	$97,568	$87,362	$90,745

Weighted-average common shares outstanding used in earnings per share computations	86,169	88,541	92,648

Earnings per share	$1.13	$0.99	$0.98

Diluted EPS
Net income	$97,568	$87,362	$90,745

Shares used in diluted earnings per share computations	87,806	89,982	94,872

Earnings per share	$1.11	$0.97	$0.96

Computation of Shares Used in Earnings Per Share Computations
Average outstanding common shares	86,169	88,541	92,648
Average common equivalent shares — dilutive effect of option shares	1,637	1,441	2,224

Shares used in diluted earnings per share computations	87,806	89,982	94,872

For the purpose of calculating the shares used in the diluted EPS calculations, 109,000, 56,000 and 781,000 anti-dilutive market price options have been excluded from the EPS calculations for the years ended December 31, 2004, 2003 and 2002, respectively.

Note M – Business Segments

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

The Company’s Shoppers segment produces weekly advertising publications primarily delivered free by Standard Mail to all households in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. The Company’s Shoppers customers range from large national companies to local neighborhood businesses to individuals with a single item for sale. The segment’s core customers are local service businesses and small retailers. Shoppers’ client base is entirely domestic.

Included in Corporate Activities are general corporate expenses. Assets of Corporate Activities include unallocated cash and investments, and deferred income taxes.

Information about the operations of Harte-Hanks in different business segments is set forth below based on the nature of the products and services offered. Harte-Hanks evaluates performance based on several factors, of which the primary financial measures are segment revenues and operating income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note A).

	Year Ended December 31,
In thousands	2004	2003	2002
Revenues
Direct Marketing	$641,214	$584,804	$573,826
Shoppers	389,247	359,772	334,951

Total revenues	$1,030,461	$944,576	$908,777

Operating income
Direct Marketing	$90,856	$76,641	$83,872
Shoppers	85,857	78,007	74,564
Corporate Activities	(11,418)	(8,161)	(8,148)

Total operating income	$165,295	$146,487	$150,288

Income before income taxes
Operating income	$165,295	$146,487	$150,288
Interest expense	(1,020)	(855)	(1,208)
Interest income	341	168	274
Other, net	(1,648)	(1,895)	(2,004)

Total income before income taxes	$162,968	$143,905	$147,350

Depreciation
Direct Marketing	$22,518	$23,908	$27,088
Shoppers	5,621	5,493	5,008
Corporate Activities	30	32	32

Total depreciation	$28,169	$29,433	$32,128

Goodwill and intangible amortization
Direct Marketing	$600	$600	$600
Shoppers	—	—	—

Total goodwill and intangible amortization	$600	$600	$600

Capital expenditures
Direct Marketing	$22,587	$18,526	$12,782
Shoppers	12,556	13,365	4,548
Corporate Activities	3	24	28

Total capital expenditures	$35,146	$31,915	$17,358

Total assets
Direct Marketing	$574,033	$527,733
Shoppers	203,587	188,301
Corporate Activities	50,733	43,096

Total assets	$828,353	$759,130

Goodwill
Direct Marketing	$332,240	$312,810
Shoppers	125,931	124,346

Total goodwill	$458,171	$437,156

Other intangible assets
Direct Marketing	$2,067	$2,667
Shoppers	—	—

Total other intangible assets	$2,067	$2,667

Information about the Company’s operations in different geographic areas:

	Year Ended December 31,
In thousands	2004	2003	2002
Revenues[a]
United States	$974,258	$896,788	$870,700
Other countries	56,203	47,788	38,077

Total revenues	$1,030,461	$944,576	$908,777

Long-lived net assets[b]
United States	$104,877	$89,733
Other countries	8,893	8,014

Total long-lived assets	$113,770	$97,747

a	Geographic revenues are based on the location of the customer.
b	Long-lived assets are based on physical location.

Harte-Hanks, Inc. and Subsidiaries

Schedule II

Reserve Accounts

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2004	$1,240	$2,993	$2,341	$1,892

Year ended December 31, 2003	$3,025	$1,573	$3,358	$1,240

Year ended December 31, 2002	$5,463	$1,233	$3,671	$3,025