Form 10-Q
period 2005-03-31
HARTE HANKS INC
filed 2005-05-10
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2005: 84,442,077

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2005

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	(Unaudited)
	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$38,282	$38,807
Accounts receivable, net	169,886	168,755
Inventory	5,297	6,086
Prepaid expenses	19,179	16,664
Current deferred income tax asset	14,513	13,812
Other current assets	6,732	6,373

Total current assets	253,889	250,497

Property, plant and equipment, net	114,198	113,770
Goodwill, net	459,491	458,171
Other intangible assets, net	1,917	2,067
Other assets	3,402	3,848

Total assets	$832,897	$828,353

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$10,000
Accounts payable	54,507	55,632
Accrued payroll and related expenses	25,314	36,539
Customer deposits and unearned revenue	60,067	53,707
Income taxes payable	29,416	17,239
Other current liabilities	8,663	9,075

Total current liabilities	177,967	182,192

Other long-term liabilities	76,243	74,362

Total liabilities	254,210	256,554

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 114,776,844 and 114,505,329 shares issued at March 31, 2005 and December 31, 2004 respectively	114,777	114,505
Additional paid-in capital	257,952	253,515
Retained earnings	903,585	882,750
Less treasury stock: 30,205,214 and 29,524,064 shares at cost at March 31, 2005 and December 31, 2004, respectively	(681,770)	(663,779)
Accumulated other comprehensive loss	(15,857)	(15,192)

Total stockholders’ equity	578,687	571,799

Total liabilities and stockholders’ equity	$832,897	$828,353

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$268,293	$236,252

Operating expenses
Labor	104,302	94,140
Production and distribution	93,588	83,352
Advertising, selling, general and administrative	20,612	19,988
Depreciation and amortization	7,322	7,064
Intangible amortization	150	150

Total operating expenses	225,974	204,694

Operating income	42,319	31,558

Other expenses (income)
Interest expense	203	172
Interest income	(78)	(218)
Other, net	489	489

	614	443

Income before income taxes	41,705	31,115
Income tax expense	16,632	12,326

Net income	$25,073	$18,789

Basic earnings per common share	$0.30	$0.21

Weighted-average common shares outstanding	84,730	87,453

Diluted earnings per common share	$0.29	$0.21

Weighted-average common and common equivalent shares outstanding	86,424	89,030

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$25,073	$18,789
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,322	7,064
Intangible amortization	150	150
Amortization of option-related compensation	26	—
Deferred income taxes	382	2,274
Other, net	303	146
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(1,047)	7,811
(Decrease) increase in inventory	789	(86)
Increase in prepaid expenses and other current assets	(2,874)	(3,183)
Decrease in accounts payable	(1,135)	(3,129)
Increase in other accrued expenses and other liabilities	8,087	12,690
Other, net	892	2,114

Net cash provided by operating activities	37,968	44,640

Cash Flows from Investing Activities
Acquisitions	(1,492)	(15,272)
Purchases of property, plant and equipment	(8,677)	(9,533)
Proceeds from sale of property, plant and equipment	1	—

Net cash used in investing activities	(10,168)	(24,805)

Cash Flows from Financing Activities
Repayment of long-term borrowings	(10,000)	(5,000)
Issuance of common stock	2,995	4,848
Purchase of treasury stock	(17,126)	(15,188)
Issuance of treasury stock	44	29
Dividends paid	(4,238)	(3,515)

Net cash used in financing activities	(28,325)	(18,826)

Net (decrease) increase in cash and cash equivalents	(525)	1,009
Cash and cash equivalents at beginning of period	38,807	32,151

Cash and cash equivalents at end of period	$38,282	$33,160

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2005 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2004	$113,281	$235,996	$798,974	$(573,863)	$(18,790)	$555,598
Common stock issued- employee benefit plans	175	3,347	—	—	—	3,522
Exercise of stock options for cash and by surrender of shares	1,049	10,345	—	(4,334)	—	7,060
Tax benefit of options exercised	—	3,818	—	—	—	3,818
Dividends paid ($0.12 per share)	—	—	(13,792)	—	—	(13,792)
Treasury stock issued	—	9	—	156	—	165
Treasury stock repurchase	—	—	—	(85,738)	—	(85,738)
Comprehensive income, net of tax:
Net income	—	—	97,568	—	—	97,568
Adjustment for minimum pension liability (net of tax of $2,652)	—	—	—	—	2,322	2,322
Foreign currency translation adjustment	—	—	—	—	1,276	1,276

Total comprehensive income						101,166

Balance at December 31, 2004	114,505	253,515	882,750	(663,779)	(15,192)	571,799

Common stock issued- employee benefit plans	39	823	—	—	—	862
Exercise of stock options for cash and by surrender of shares	233	2,246	—	(903)	—	1,576
Tax benefit of options exercised	—	1,362	—	—	—	1,362
Dividends paid ($0.050 per share)	—	—	(4,238)	—	—	(4,238)
Treasury stock repurchase	—	—	—	(17,126)	—	(17,126)
Treasury stock issued	—	6	—	38	—	44
Comprehensive income, net of tax:
Net income	—	—	25,073	—	—	25,073
Foreign currency translation adjustment	—	—	—	—	(665)	(665)

Total comprehensive income						24,408

Balance at March 31, 2005	$114,777	$257,952	$903,585	$(681,770)	$(15,857)	$578,687

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries (the “Company”).

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any future period. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Certain prior period amounts have been reclassified for comparative purposes.

Note B - Recent Accounting Pronouncements

In April 2005, the Securities Exchange Commission delayed the date by which the Company must adopt Financial Accounting Standards Board SFAS No. 123, as revised, “Accounting for Stock-Based Compensation”, (Statement 123R) to the first annual period beginning after June 15, 2005, which for the Company is January 1, 2006. Statement 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. Statement 123R supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and eliminates the alternative to use the intrinsic value method of accounting prescribed by APB No. 25. Under APB No. 25, issuing stock options to employees with an exercise price equal to the market price on the date of grant generally resulted in recognition of no compensation cost. The Company currently follows the disclosure-only provisions of Statement 123 as originally issued, and accordingly no compensation expense has been recognized in the financial statements for options granted where the exercise price is equal to the market price of the underlying stock at the date of grant. The adoption of Statement 123R in the Company’s first fiscal quarter of 2006 will have an impact on the Company’s financial position and results of operations, but at this time the Company has not determined that impact.

Note C - Income Taxes

The Company’s quarterly income tax provision of $16.6 million was calculated using an effective income tax rate of approximately 39.9%. The Company’s effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2005. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes which are not deductible for federal income tax purposes.

Note D - Earnings Per Share

A reconciliation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2005	2004
BASIC EPS
Net Income	$25,073	$18,789

Weighted-average common shares outstanding used in earnings per share computations	84,730	87,453

Earnings per common share	$0.30	$0.21

DILUTED EPS
Net Income	$25,073	$18,789

Shares used in diluted earnings per share computations	86,424	89,030

Earnings per common share	$0.29	$0.21

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	84,730	87,453
Weighted-average common equivalent shares - dilutive effect of option shares	1,694	1,577

Shares used in diluted earnings per share computations	86,424	89,030

For the purpose of calculating the shares used in the diluted EPS calculation for the three months ended March 31, 2005 there were no anti-dilutive options outstanding. For the purpose of calculating the shares used in the diluted EPS calculation for the three months ended March 31, 2004, 28,000 anti-dilutive market price options were excluded from the EPS calculations, respectively.

Note E – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the Company’s operations in its two industry segments follows:

	Three Months Ended March 31,
In thousands	2005	2004
Operating revenues
Direct Marketing	$170,019	$144,828
Shoppers	98,274	91,424

Total operating revenues	$268,293	$236,252

Operating Income
Direct Marketing	$24,520	$15,555
Shoppers	20,868	18,346
General corporate expense	(3,069)	(2,343)

Total operating income	$42,319	$31,558

Income before income taxes
Operating income	$42,319	$31,558
Interest expense	(203)	(172)
Interest income	78	218
Other, net	(489)	(489)

Total income before income taxes	$41,705	$31,115

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

Had compensation expense for the Company’s options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
In thousands, except per share amounts	2005	2004
Net income – as reported	$25,073	$18,789
Stock-based employee compensation expense, included in reported net income, net of related tax effects	16	—
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,109)	(598)

Net income – pro forma	$23,980	$18,191

Basic earnings per share – as reported	$0.30	$0.21
Basic earnings per share – pro forma	$0.28	$0.21
Diluted earnings per share – as reported	$0.29	$0.21
Diluted earnings per share – pro forma	$0.28	$0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	0.75%	0.72%
Expected stock price volatility	25.7%	26.4%
Risk free interest rate	4.0%	3.7%
Expected life of options	3-10 years	3-10 years

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2005	2004
Service Cost	$154	$154
Interest Cost	1,669	1,686
Expected return on plan assets	(1,981)	(1,848)
Amortization of prior service cost	15	16
Transition obligation	24	24
Recognized actuarial loss	447	541

Net periodic benefit cost	$328	$573

The Company is not required to make and does not intend to make a contribution to either pension plan in 2005 other than to the extent needed to cover benefit payments related to the unfunded plan.

Note H – Acquisition

In February 2005, the Company acquired long-standing Australian partner Communiqué Direct pursuant to its option to purchase Communiqué Direct that Harte-Hanks acquired in June 2003. Founded in 1992, Communiqué Direct, located in a north suburb of Sydney, Australia, was a privately held firm that provides a range of marketing and information services for the business-to-business sector across the Asia-Pacific region. Since 1998, Harte-Hanks and Communiqué Direct have worked with each other on many Pacific Rim marketing applications, focusing on high-tech clients of Harte-Hanks. The total cost of the transaction was approximately $1.6 million, which was paid in cash.

Note I – Subsequent Event

In April 2005, the Company acquired substantially all of the assets of Flyer Printing Company, Inc. related to The Tampa Flyer. The Tampa Flyer is a weekly shopper publication delivered by mail with circulation in excess of 900,000 in the Tampa, Florida metropolitan area. The combination of the Tampa Flyer with the Company’s existing shopper operations increased total shopper circulation to approximately 12 million weekly. The total cost of the transaction was approximately $61 million, which was paid in cash.

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

Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services organized around five solution points: Construct and update the database – Access the data – Analyze the data – Apply the knowledge – Execute the programs. The services and software products offered by Direct Marketing are tailored to specific industries or markets. For the three months ended March 31, 2005, revenue from the Direct Marketing segment represented 63% of the Company’s total revenue.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. As of March 31, 2005, the Company’s shoppers are zoned into 952 separate editions with circulation of more than 11 million in California and Florida each week. In April 2005, the Company acquired substantially all of the assets of Flyer Printing Company, Inc. relate to The Tampa Flyer. The Tampa Flyer is a weekly shopper publication with circulation in excess of 900,000 in the Tampa, Florida metropolitan area. The combination of The Tampa Flyer with the Company’s existing shoppers operations increased total weekly shopper circulation to approximately 12 million. For the three months ended March 31, 2005, revenue from the Shopper segment represented 37% of the Company’s total revenue.

Harte-Hanks derives its revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Shoppers operate in local markets and are largely affected by the strength of the local economies. The Company’s principal expense items are payroll, postage and transportation.

There have been no changes to the critical accounting policies described in the Company’s annual report on form 10-K for the year ended December 31, 2004.

Results of Operations

Operating results for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended
In thousands	March 31, 2005	March 31, 2004	Change
Revenues	$268,293	$236,252	13.6%
Operating expenses	225,974	204,694	10.4%

Operating income	$42,319	$31,558	34.1%

Net income	$25,073	$18,789	33.4%

Diluted earnings per share	$0.29	$0.21	38.1%

Consolidated revenues increased 13.6% to $268.3 million and operating income increased 34.1% to $42.3 million in the first quarter of 2005 when compared to the first quarter of 2004. Overall operating expenses compared to 2004 increased 10.4% to $226.0 million. Net income increased 33.4% to $25.1 million and diluted earnings per share increased 38.1% to 29 cents per share. The net income increase was a result of the increase in operating income.

The Company’s overall results reflect revenue and operating income increases in both the Direct Marketing and Shoppers segments. These results were partially offset by increased general corporate operating expenses.

Direct Marketing

Direct Marketing operating results for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended
In thousands	March 31, 2005	March 31, 2004	Change
Revenues	$170,019	$144,828	17.4%
Operating expenses	145,499	129,273	12.6%

Operating income	$24,520	$15,555	57.6%

Direct Marketing revenues increased $25.2 million, or 17.4%, in the first quarter of 2005 compared to 2004. These results reflect significant growth compared to the prior year first quarter from three of the Company’s largest vertical markets. The high-tech/telecom and select vertical markets produced growth in excess of 20%, while the retail vertical market produced growth in the low teens. Revenues from the financial services vertical market were up in the low single digits and revenues from the pharmaceutical/healthcare vertical were down in the mid-single digits. Direct Marketing revenues benefited from a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005. This one-time project was performed for a customer in the high-tech telecom vertical market and accounted for approximately a third of the revenue growth in the quarter compared to the prior year quarter. Revenues from the Company’s vertical markets are impacted by the economic fundamentals of each industry as well as the financial condition of specific customers.

From a service offering perspective, Direct Marketing experienced increased revenues from virtually all of its service line offerings. Significant revenue increases were from telesales, data processing, logistics, customer care and agency-related business.

Operating expenses increased $16.2 million, or 12.6%, in the first quarter of 2005 compared to 2004. Labor costs increased $8.1 million, or 12.3% in the first quarter of 2005 compared to 2004 as a result of higher payroll costs due to higher volumes, higher incentive compensation due to Direct Marketing’s financial performance and higher healthcare costs. Production and distribution costs increased $6.7 million, or 14.2%, due primarily to higher logistics related transportation costs and higher outsourcing costs, which were partially offset by decreased lease expense. General and administrative expense increased $1.3 million or 11.4% due to increased employee expense and bad debt expense, partially offset by decreased insurance costs. Depreciation expense increased $0.2 million, or 3.9%, due to higher capital expenditures in 2003 and 2004 than in the previous years.

Direct Marketing’s largest cost components are labor, outsourced costs, and transportation. Each of these costs are variable and tend to fluctuate with revenues and the demand for the Company’s direct marketing services.

The acquisitions of Avellino Technologies Ltd. at the end of February 2004, Postfuture, Inc. in December 2004 and Communiqué Direct in February 2005 also affected the revenues and operating expenses for the first quarter of 2005.

Shoppers

Shoppers operating results for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended
In thousands	March 31, 2005	March 31, 2004	Change
Revenues	$98,274	$91,424	7.5%
Operating expenses	77,406	73,078	5.9%

Operating income	$20,868	$18,346	13.7%

Shoppers revenues increased $6.9 million, or 7.5%, in the first quarter of 2005 compared to 2004. Revenue increases were the result of improved sales in established markets as well as year-over-year geographic expansions into new neighborhoods and distribution growth in California and Florida. At March 31, 2005 Shoppers circulation reached more than 11 million (including 240,500 in South Orange County, California where Shoppers publish two editions each week). The Company believes that expansions provide increased revenue opportunities and plans to cover an additional circulation of approximately 1.1 million over the next three years in California and Florida. Newer areas initially contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth in run-of-press (ROP, or in-book) advertising, primarily core sales, real estate and employment-related advertising.

Operating expenses increased $4.3 million, or 5.9%, in the first quarter of 2005 compared to 2004. Labor costs increased $1.8 million, or 6.6%, due to higher payroll costs as a result of higher volumes and expansions, and higher healthcare costs. Production costs increased $3.6 million, or 9.8%, including increased postage of $1.1 million due to increased volumes, and increased paper costs due to increased volumes and rates. General and administrative costs decreased $1.1 million, or 13.2%, due primarily to decreased insurance expense and bad debt expense. Depreciation expense was up slightly, 2.4%, in the first quarter of 2005 compared to 2004.

Shoppers labor costs are variable and tend to fluctuate with the number of zones, circulation volumes and revenues. Standard postage rates have been unchanged since the beginning of the third quarter of 2002 and it is anticipated that the next increase in postage rates will occur in 2006. Increased postage rates would impact Shoppers total production costs. Newsprint prices increased throughout 2004 and the first quarter of 2005 and are expected to continue to increase through 2005. This increase impacted Shoppers first quarter production costs and rising newsprint prices are expected to impact Shoppers production costs for the remainder of 2005 and into 2006.

General Corporate Expense

General corporate expense increased $0.7 million, or 31.0%, during the first quarter of 2005 compared to the first quarter of 2004. The increase in general corporate expense in the first quarter of 2005 was primarily a result of increased incentive compensation due to the Company’s financial performance and increased professional services, mainly Sarbanes Oxley related costs.

Other Income and Expense

Other net expense primarily consists of stockholders expenses and balance-based bank charges.

Interest Expense/Interest Income

Interest expense was up slightly in the first quarter of 2005 compared to the same period in 2004 due to higher outstanding debt levels and higher interest rates under the Company’s revolving credit facility.

Interest income was down $0.1 million in the first quarter of 2005 compared to the same period in 2004 due to interest related to a tax refund the Company received in the first quarter of 2004.

Income Taxes

The Company’s income tax expense increased $4.3 million in the first quarter of 2005 compared to the first quarter of 2004. This increase was due primarily to the higher pre-tax income levels. The effective tax rate was approximately 39.9% for the first quarter of 2005 and approximately 39.6% for the first quarter of 2004.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2005 was $38.0 million, compared to $44.6 million for the first three months of 2004. Net cash outflows from investing activities were $10.2 million for the first three months of 2005, compared to $24.8 million for the first three months of 2004. The difference between net cash outflows in 2005 and 2004 is primarily the result of higher spending for acquisitions in the first quarter of 2004. The remaining net cash outflows in both years primarily relate to purchases of fixed assets. Net cash outflows from financing activities were $28.3 million in the first quarter of 2005 compared to $18.8 million in the first quarter of 2004. The difference between net cash outflows in 2005 and 2004 is attributable primarily to a higher repayment of debt, higher amount spent for the repurchase of treasury stock and a lower amount of cash received from the exercise of stock options in 2005. Partially offsetting these amounts were higher dividend payments in 2005.

Capital resources are available from and provided through the Company’s unsecured credit facility. This credit facility, a three-year $125 million variable-rate, revolving loan commitment, was put in place on October 18, 2002. All borrowings under this credit agreement are to be repaid by October 17, 2005. The Company plans to secure new financing prior to this date.

Management considers such factors as current assets, current liabilities, total debt, revenues, operating income and cash flows from operations, investing activities and financing activities when assessing the Company’s liquidity. Management believes that its credit facility, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions, capital expenditures, stock repurchases and dividends for the foreseeable future. As of March 31, 2005, the Company had no debt outstanding and had available to it the full $125 million of unused borrowing capacity under its credit facility.

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

Data Suppliers

There could be a material adverse impact on the Company’s Direct Marketing business if owners of the data the Company uses were to withdraw the data. Data providers could withdraw their data if there is a competitive reason to do so or if additional legislation is passed restricting the use of the data. The Company could also be adversely impacted if the data suppliers the Company uses were unable to obtain the same amount or type of data due to prospective privacy legislation.

Acquisitions

The Company continues to pursue acquisition opportunities. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions would be achieved. The Company believes that it will be able to successfully integrate recently acquired businesses into existing operations, but there is no certainty that future acquisitions will be consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into the Company’s operations. The failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions into existing operations could result in decreased revenues, net income and earnings per share.

Competition

Direct marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences. Consequently, the Company’s Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. The Company’s Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers, shared mail, other communications media and other advertising printers that operate in the Company’s markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve the Company’s current processes and to develop new products and services could result in the loss of the Company’s customers to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect the Company’s growth.

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

Postal Rates

The Company’s Shoppers and Direct Marketing services depend on the United States Postal Service to deliver products. The Company’s shoppers are delivered by Standard Mail, and postage is the second largest expense, behind payroll, in the Company’s Shoppers business. Standard postage rates have been unchanged since the beginning of the third quarter of 2002, and it is anticipated the next increase in postage rates will occur in January of 2006. Overall Shoppers postage costs are expected to grow as a result of anticipated increases in circulation and insert volumes. Postal rates also influence the demand for the Company’s Direct Marketing services even though the cost of mailings is borne by the Company’s customers and is not directly reflected in the Company’s revenues or expenses.

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

International Operations

Harte-Hanks Direct Marketing conducts business outside of the United States. During the first quarter of 2005, approximately 9.8% of Harte-Hanks Direct Marketing’s revenues were derived from business outside the United States. Accordingly, the Company’s future operating results could be negatively affected by a variety of factors, some of which are beyond its control. In addition, exchange rate movements may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Additional risks inherent in the Company’s non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights. The various risks that are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

War

War and/or terrorism or the threat of war and/or terrorism involving the United States could have a significant impact on the Company’s operations, and could substantially affect the levels of advertising expenditures by clients in each of the Company’s businesses. In addition, each of the Company’s businesses could be affected by operation disruptions and a shortage of supplies and labor related to such a war and/or terrorism or threat of war and/or terrorism.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings are affected by changes in short-term interest rates as a result of its revolving credit agreement, which bears interest at variable rates based on EUROLIBOR (which would have had an effective rate of 3.0% at March 31, 2005) and has a maturity date of October 17, 2005. At March 31, 2005, the Company did not have any debt outstanding under its revolving line of credit. The Company’s earnings are also affected by changes in short-term interest rates as a result of its deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 5.75% at March 31, 2005) and has a balance of $6.9 million at March 31, 2005. Assuming the current level of borrowing and deferred compensation balance and assuming a one percentage point change in the quarter’s annual interest rates, it is estimated that the Company’s first quarter 2005 net income would have been approximately $18,000 lower. Due to the Company’s debt level and deferred compensation balance at March 31, 2005, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, the Company does not believe that it has significant exposure to market risks associated with changing interest rates as of March 31, 2005. The Company does not use derivative financial instruments in its operations.

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

PART II. OTHER INFORMATION

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about the Company’s purchases of equity securities during the first quarter of 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2005	273,839	$25.64	239,100	5,388,849
February 1 – 28, 2005	284,700	$26.94	284,700	5,104,149
March 1 – 31, 2005	124,300	$26.95	124,300	4,979,849

Total	682,839	$26.42	648,100

(1)	During the first quarter of 2005 648,100 shares were purchased through the Company’s stock repurchase program that was publicly announced in January 1997. Under this program, our Board authorized the repurchase of up to 44,900,000 shares of our outstanding common stock. As of March 31, 2005 we have repurchased a total of 39,920,151 shares at an average price of $16.54 per share under this program. During the quarter the Company also received 34,739 shares related to stock option exercises.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See index to Exhibits on Page 22.

(b)	The Company furnished a report on Form 8-K dated April 26, 2005. The report incorporated the Company’s earnings release for the period ended March 31, 2005. Under the report, the Company furnished (not filed) pursuant to Item 7.01 and Item 9.01, the press release entitled “Harte-Hanks Reports First Quarter EPS Growth of 38% on Revenue Growth of 13.6%” relating to the results of the first fiscal quarter ended March 31, 2005, as well as filed GAAP financial statements under Item 7.

The Company furnished a report on Form 8-K dated March 24, 2005. The Report incorporated the Company’s press release relating to its March 23, 2005 agreement to purchase substantially all of the assets comprising the business of the Tampa Flyer, a shopper publication with circulation of over 900,000 in the Tampa, Florida metropolitan area, from Flyer Printing Company, Inc. Under the report, the Company furnished (not filed) pursuant to Item 7.01 and Item 9.01, the press release entitled “Harte-Hanks Agrees to Acquire The Tampa Flyer Shopper”.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 10, 2005	/s/ Richard M. Hochhauser
Date	Richard M. Hochhauser
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 10, 2005	/s/ Dean H. Blythe
Date	Dean H. Blythe
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 10, 2005	/s/ Jessica M. Huff
Date	Jessica M. Huff
Vice President, Finance and
Chief Accounting Officer

Exhibi No.	Description of Exhibit
*21	Subsidiaries of the Company.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Indicates management contract or compensatory plan, contract or arrangement.

The agreements set forth above describe the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.