Form 10-Q
period 2005-06-30
HARTE HANKS INC
filed 2005-08-09
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value per share, 84,288,113 shares as of July 31, 2005.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2005

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	(Unaudited) June 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$25,474	$38,807
Accounts receivable, net	170,625	168,755
Inventory	6,893	6,086
Prepaid expenses	15,066	16,664
Current deferred income tax asset	15,665	13,812
Other current assets	7,021	6,373

Total current assets	240,744	250,497

Property, plant and equipment, net	117,808	113,770
Goodwill, net	501,012	458,171
Other intangible assets, net	17,571	2,067
Other assets	3,441	3,848

Total assets	$880,576	$828,353

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$43,000	$10,000
Accounts payable	56,896	55,632
Accrued payroll and related expenses	28,107	36,539
Customer deposits and unearned revenue	55,525	53,707
Income taxes payable	14,505	17,239
Other current liabilities	9,357	9,075

Total current liabilities	207,390	182,192

Other long-term liabilities	79,129	74,362

Total liabilities	286,519	256,554

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 115,036,457 and 114,505,329 shares issued at June 30, 2005 and December 31, 2004 respectively	115,036	114,505
Additional paid-in capital	263,007	253,515
Retained earnings	928,522	882,750
Less treasury stock: 30,700,557 and 29,524,064 shares at cost at June 30, 2005 and December 31, 2004, respectively	(696,052)	(663,779)
Accumulated other comprehensive loss	(16,456)	(15,192)

Total stockholders’ equity	594,057	571,799

Total liabilities and stockholders’ equity	$880,576	$828,353

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Operating revenues	$284,010	$254,152

Operating expenses
Labor	105,375	97,309
Production and distribution	98,793	86,569
Advertising, selling, general and administrative	24,191	20,096
Depreciation and amortization	7,455	7,130
Intangible amortization	376	150

Total operating expenses	236,190	211,254

Operating income	47,820	42,898

Other expenses (income)
Interest expense	505	260
Interest income	(37)	(73)
Other, net	282	196

	750	383

Income before income taxes	47,070	42,515
Income tax expense	17,943	16,969

Net income	$29,127	$25,546

Basic earnings per common share	$0.34	$0.30

Weighted-average common shares outstanding	84,466	86,335

Diluted earnings per common share	$0.34	$0.29

Weighted-average common and common equivalent shares outstanding	86,337	87,963

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating revenues	$552,303	$490,404

Operating expenses
Labor	209,677	191,449
Production and distribution	192,381	169,921
Advertising, selling, general and administrative	44,803	40,084
Depreciation and amortization	14,777	14,194
Intangible amortization	526	300

Total operating expenses	462,164	415,948

Operating income	90,139	74,456

Other expenses (income)
Interest expense	708	432
Interest income	(115)	(291)
Other, net	771	685

	1,364	826

Income before income taxes	88,775	73,630
Income tax expense	34,575	29,295

Net income	$54,200	$44,335

Basic earnings per common share	$0.64	$0.51

Weighted-average common shares outstanding	84,598	86,894

Diluted earnings per common share	$0.63	$0.50

Weighted-average common and common equivalent shares outstanding	86,381	88,497

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$54,200	$44,335
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,777	14,194
Intangible amortization	526	300
Amortization of option-related compensation	128	50
Deferred income taxes	988	4,898
Other, net	308	161
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(338)	1,996
(Increase) decrease in inventory	(29)	248
Decrease (increase) in prepaid expenses and other current assets	1,243	(1,896)
Increase in accounts payable	89	1,157
(Decrease) increase in other accrued expenses and other current liabilities	(7,182)	2,232
Other, net	1,870	1,448

Net cash provided by operating activities	66,580	69,123

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(63,274)	(16,937)
Purchases of property, plant and equipment	(16,893)	(16,281)
Proceeds from sale of property, plant and equipment	2	63

Net cash used in investing activities	(80,165)	(33,155)

Cash Flows from Financing Activities
Long-term borrowings	48,000	25,000
Repayment of long-term borrowings	(15,000)	(15,000)
Issuance of common stock	7,036	7,245
Purchase of treasury stock	(31,443)	(48,783)
Issuance of treasury stock	87	76
Dividends paid	(8,428)	(6,960)

Net cash provided by (used in) financing activities	252	(38,422)

Net decrease in cash and cash equivalents	(13,333)	(2,454)
Cash and cash equivalents at beginning of year	38,807	32,151

Cash and cash equivalents at end of period	$25,474	$29,697

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2005 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2004	$113,281	$235,996	$798,974	$(573,863)	$(18,790)	$555,598
Common stock issued-employee benefit plans	175	3,347	—	—	—	3,522
Exercise of stock options for cash and by surrender of shares	1,049	10,345	—	(4,334)	—	7,060
Tax benefit of options exercised	—	3,818	—	—	—	3,818
Dividends paid ($0.16 per share)	—	—	(13,792)	—	—	(13,792)
Treasury stock repurchased	—	—	—	(85,738)	—	(85,738)
Treasury stock issued	—	9	—	156	—	165
Comprehensive income, net of tax:
Net income	—	—	97,568	—	—	97,568
Adjustment for minimum pension liability (net of tax of $1,519)	—	—	—	—	2,322	2,322
Foreign currency translation adjustment	—	—	—	—	1,276	1,276

Total comprehensive income						101,166

Balance at December 31, 2004	114,505	253,515	882,750	(663,779)	(15,192)	571,799

Common stock issued-employee benefit plans	82	1,831	—	—	—	1,913
Exercise of stock options for cash and by surrender of shares	449	5,020	—	(903)	—	4,566
Tax benefit of options exercised	—	2,627	—	—	—	2,627
Dividends paid ($0.10 per share)	—	—	(8,428)	—	—	(8,428)
Treasury stock repurchased	—	—	—	(31,443)	—	(31,443)
Treasury stock issued	—	14	—	73	—	87
Comprehensive income, net of tax:
Net income	—	—	54,200	—	—	54,200
Foreign currency translation adjustment	—	—	—	—	(1,264)	(1,264)

Total comprehensive income						52,936

Balance at June 30, 2005	$115,036	$263,007	$928,522	$(696,052)	$(16,456)	$594,057

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and its subsidiaries (the “Company”).

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

Certain prior period amounts have been reclassified for comparative purposes.

Note B - Recent Accounting Pronouncements

In April 2005, the Securities Exchange Commission delayed the date by which we must adopt Financial Accounting Standards Board SFAS No. 123, as revised, “Accounting for Stock-Based Compensation”, (Statement 123R) to the first annual period beginning after June 15, 2005, which for Harte-Hanks, Inc. is January 1, 2006. Statement 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. Statement 123R supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and eliminates the alternative to use the intrinsic value method of accounting prescribed by APB No. 25. Under APB No. 25, issuing stock options to employees with an exercise price equal to the market price on the date of grant generally resulted in recognition of no compensation cost. We currently follow the disclosure-only provisions of Statement 123 as originally issued, and accordingly no compensation expense has been recognized in the financial statements for options granted where the exercise price is equal to the market price of the underlying stock at the date of grant. The adoption of Statement 123R in our first fiscal quarter of 2006 will have an impact on our financial position and results of operations, but at this time we have not determined that impact.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections” (Statement 154). Statement 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement will be effective for any accounting changes and corrections of errors made by us starting January 1, 2006. We do not believe the adoption of Statement 154 will have a material impact on our financial position or results of operations.

Note C - Income Taxes

Our second quarter income tax provision of $17.9 million was calculated using an effective income tax rate of approximately 38.1%. Our six month income tax provision of $34.6 million, was calculated using an effective income tax rate of approximately 38.9%. The effective rates for both periods were impacted by the favorable resolution of a tax issue in the second quarter of 2005. Excluding this favorable resolution, our effective tax rates for the second quarter and first half of 2005 were 40.3% and 40.2%, respectively. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2005. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

Note D - Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2005	2004
BASIC EPS
Net Income	$29,127	$25,546

Weighted-average common shares outstanding used in earnings per share computations	84,466	86,335

Earnings per common share	$0.34	$0.30

DILUTED EPS
Net Income	$29,127	$25,546

Shares used in diluted earnings per share computations	86,337	87,963

Earnings per common share	$0.34	$0.29

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	84,466	86,335
Weighted average common equivalent shares - dilutive effect of option shares	1,871	1,628

Shares used in diluted earnings per share computations	86,337	87,963

For the purpose of calculating the shares used in the diluted EPS calculation for the three months ending June 30, 2005 and 2004, 23,000 and 116,000 anti-dilutive market price options have been excluded from the EPS calculations, respectively.

	Six Months Ended June 30,
In thousands, except per share amounts	2005	2004
BASIC EPS
Net Income	$54,200	$44,335

Weighted-average common shares outstanding used in earnings per share computations	84,598	86,894

Earnings per common share	$0.64	$0.51

DILUTED EPS
Net Income	$54,200	$44,335

Shares used in diluted earnings per share computations	86,381	88,497

Earnings per common share	$0.63	$0.50

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	84,598	86,894
Weighted-average common equivalent shares - dilutive effect of option shares	1,783	1,603

Shares used diluted in earnings per share computations	86,381	88,497

For the purpose of calculating the shares used in the diluted EPS calculation for the six months ending June 30, 2005 and 2004, 12,000 and 58,000 anti-dilutive market price options have been excluded from the EPS calculations, respectively.

Note E - Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments - Direct Marketing and Shoppers.

Information about the operations of Harte-Hanks in our two different business segments follows:

	Three Months Ended June 30,
In thousands	2005	2004
Operating revenues
Direct Marketing	$168,388	$154,566
Shoppers	115,622	99,586

Total operating revenues	$284,010	$254,152

Operating Income
Direct Marketing	$24,975	$22,154
Shoppers	26,505	23,442
Corporate Activities	(3,660)	(2,698)

Total operating income	$47,820	$42,898

Income before income taxes
Operating income	$47,820	$42,898
Interest expense	(505)	(260)
Interest income	37	73
Other, net	(282)	(196)

Total income before income taxes	$47,070	$42,515

	Six Months Ended June 30,
In thousands	2005	2004
Operating revenues
Direct Marketing	$338,407	$299,394
Shoppers	213,896	191,010

Total operating revenues	$552,303	$490,404

Operating Income
Direct Marketing	$49,495	$37,709
Shoppers	47,373	41,788
Corporate Activities	(6,729)	(5,041)

Total operating income	$90,139	$74,456

Income before income taxes
Operating income	$90,139	$74,456
Interest expense	(708)	(432)
Interest income	115	291
Other, net	(771)	(685)

Total income before income taxes	$88,775	$73,630

Note F - Stock-Based Compensation

We have adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for options granted where the exercise price is equal to the market price of the underlying stock at the date of grant. For options issued with an exercise price below the market price of the underlying stock on the date of grant, we recognize compensation expense under the provisions of APB No. 25, as permitted under SFAS No. 123.

Had compensation expense for our options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, our net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
In thousands, except per share amounts	2005	2004
Net income – as reported	$29,127	$25,546
Stock-based employee compensation expense, included in reported net income, net of related tax effects	63	30
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,110)	(1,115)

Net income – pro forma	$28,080	$24,461

Basic earnings per share – as reported	$0.34	$0.30
Basic earnings per share – pro forma	$0.33	$0.28
Diluted earnings per share – as reported	$0.34	$0.29
Diluted earnings per share – pro forma	$0.33	$0.28

	Six Months Ended June 30,
In thousands, except per share amounts	2005	2004
Net income – as reported	$54,200	$44,335
Stock-based employee compensation expense, included in reported net income, net of related tax effects	79	30
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,219)	(1,713)

Net income – pro forma	$52,060	$42,652

Basic earnings per share – as reported	$0.64	$0.51
Basic earnings per share – pro forma	$0.62	$0.49
Diluted earnings per share – as reported	$0.63	$0.50
Diluted earnings per share – pro forma	$0.60	$0.48

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Expected dividend yield.	0.75%	0.71%
Expected stock price volatility	25.7%	26.4%
Risk free interest rate	4.0%	3.7%
Expected Life of options	3-10 years	3-10 years

Note G - Components of Net Periodic Pension Benefit Cost

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible. In conjunction with significant enhancements to our 401(k) plan, we elected to freeze benefits under this defined benefit pension plan as of December 31, 1998.

In 1994, we adopted a non-qualified, supplemental pension plan covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from our principal pension plan if it were not for limitations imposed by income tax regulation. The benefits under this supplemental pension plan will continue to accrue as if the principal pension plan had not been frozen.

Net pension cost for both plans included the following components:

	Three Months Ended June 30,
In thousands, except per share amounts	2005	2004
Service Cost	$215	$140
Interest Cost	1,843	1,642
Expected return on plan assets	(1,977)	(1,849)
Amortization of prior service cost	15	16
Transition obligation	24	24
Recognized actuarial loss	742	491

Net periodic benefit cost	$862	$464

	Six Months Ended June 30,
In thousands, except per share amounts	2005	2004
Service Cost	$369	$280
Interest Cost	3,512	3,284
Expected return on plan assets	(3,958)	(3,698)
Amortization of prior service cost	30	32
Transition obligation	48	48
Recognized actuarial loss	1,189	982

Net periodic benefit cost	$1,190	$928

We are not required to make and do not intend to make a contribution to either pension plan in 2005 other than to the extent needed to cover benefit payments related to the unfunded plan.

Note H - Acquisition

In April 2005, we acquired substantially all of the assets of Flyer Printing Company, Inc. related to The Tampa Flyer. The Tampa Flyer is a weekly shopper publication delivered by mail with circulation in excess of 900,000 in the Tampa, Florida metropolitan area. The combination of the Tampa Flyer with our existing shopper operations increased total shopper circulation to approximately 12 million weekly. The total cost of the transaction was approximately $61.7 million and was paid in cash. The total amount of goodwill recognized in this transaction was $41.6 million. Intangible assets recognized in this transaction which are subject to amortization, relating to customer relationships and non-compete agreements, totaled $8.3 million. Intangible assets recognized in this transaction which are not subject to amortization, relating to trademarks and trade names, totaled $7.6 million. All goodwill and intangibles recognized as part of this acquisition were assigned to the Shoppers segment. The operating results of the acquired assets have been included in the accompanying Consolidated Financial Statements from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Harte-Hanks is a worldwide, direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. We manage our operations through two operating segments: Direct Marketing and Shoppers.

Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services and products organized around five solution points: Construct and update the database - Access the data - Analyze the data - Apply the knowledge - Execute the programs. The services and products offered by Direct Marketing are tailored to specific industries or markets. Revenues from the Direct Marketing segment represented approximately 59% and 61% of our total revenue for the three months and six months ended June 30, 2005, respectively.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. As of June 30, 2005, the Shoppers are zoned into 1,025 separate editions with circulation of approximately 12 million in California and Florida each week. Revenues from the Shoppers segment represented 41% and 39% of our total revenue for the three months and six months ended June 30, 2005, respectively.

Harte-Hanks derives its revenues from the sale of direct marketing services and software related products and shopper advertising services. As a worldwide business, Direct Marketing is affected by various market factors, including the demand for its services by its clients or its prospective clients, the financial condition or budgets available to its clients, the business conditions of the industries of each of the verticals it serves and general national and international economic trends. Shoppers operate in local markets and are largely affected by the strength of the various competitive factors in the local markets it serves, the financial condition of its clients, the local economies in which it provides services. Our principal expense items are payroll, postage and transportation.

Critical Accounting Policies

There have been no changes to the critical accounting policies described in our annual report on form 10-K for the year ended December 31, 2004.

Results of Operations

Operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2005	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change
Revenues	$284,010	$254,152	11.7%	$552,303	$490,404	12.6%
Operating expenses	236,190	211,254	11.8%	462,164	415,948	11.1%

Operating income	$47,820	$42,898	11.5%	$90,139	$74,456	21.1%

Net income	$29,127	$25,546	14.0%	$54,200	$44,335	22.3%

Diluted earnings per share	$0.34	$0.29	17.2%	$0.63	$0.50	26.0%

Consolidated revenues increased 11.7% to $284.0 million and operating income increased 11.5% to $47.8 million in the second quarter of 2005 when compared to the second quarter of 2004. The increase in consolidated revenues was a result of increased revenues from both the Shoppers and Direct Marketing segments. Overall operating expenses increased 11.8% to $236.2 million in the second quarter of 2005 when compared to the second quarter of 2004. The increase in consolidated operating expenses was a result of increased operating expenses from both the Shoppers and Direct Marketing segments, as well as general corporate expense.

Net income increased 14.0% to $29.1 million and diluted earnings per share grew 17.2% to 34 cents per share in the second quarter of 2005 when compared to the second quarter of 2004. The increase in net income was a result of increased operating income combined with a lower tax rate, due to a favorable resolution of a state tax matter, in the second quarter of 2005 when compared to the second quarter of 2004.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2005	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change
Revenues	$168,388	$154,566	8.9%	$338,407	$299,394	13.0%
Operating expenses	143,413	132,412	8.3%	288,912	261,685	10.4%

Operating income	$24,975	$22,154	12.7%	$49,495	$37,709	31.3%

2nd Quarter 2005 vs. 2nd Quarter 2004

Direct Marketing revenues increased $13.8 million, or 8.9%, in the second quarter of 2005 compared to 2004. These results reflect year-over-year revenue growth in all of Direct Marketing’s vertical markets. The financial services and select vertical markets group produced double-digit revenue growth. Revenues from the retail, high-tech/telecom and pharmaceutical/healthcare vertical markets were all up in the mid single-digits. The acquisitions of Postfuture, Inc. in December 2004 and Communiqué Direct in February 2005 also affected the revenues for the first half of 2005. Revenues from our vertical markets are impacted by the economic fundamentals of each industry as well as the financial condition of specific customers. In addition, revenues for Direct Marketing are affected by various market factors, including the demand for its services by its clients or its prospective clients, the financial condition of or budgets available to its clients, and general national and international economic trends.

From a service offering perspective, Direct Marketing experienced increased revenues from logistics, data processing, telesales, personalized mail and agency-related work. Partially offsetting these increases were declines in revenues from customer care and fulfillment.

Operating expenses increased $11.0 million, or 8.3%, in the second quarter of 2005 compared to the second quarter of 2004 as a result of increased labor costs, production and distribution costs and general and administrative expenses. Labor costs increased $3.7 million, or 5.3%, in the second quarter of 2005 compared to 2004 as a result of higher payroll costs due to higher volumes in certain offerings and salary increases, and higher healthcare costs. Production and distribution costs increased $6.1 million, or 13.1%, due primarily to higher outsourcing cost, higher logistics related transportation costs, including increased fuel prices, and increased expense related to job printing materials. General and administrative expense increased $1.0 million, or 8.8%, due to increased employee expenses, professional services, facilities services and business services. Depreciation and amortization expense increased $0.2 million, or 4.1%, due to capital expenditures to support revenue growth. The acquisitions of Postfuture, Inc. in December 2004 and Communiqué Direct in February 2005 also affected the operating expenses for the first half of 2005.

Direct Marketing’s largest cost components are labor, outsourced costs, and transportation. Each of these costs are variable and tend to fluctuate with revenues and the demand for our direct marketing services.

First Half 2005 vs. First Half 2004

Direct Marketing revenues increased $39.0 million, or 13.0%, in the first half of 2005 compared to the first half of 2004. These results reflect double-digit year-over-year revenue growth from the high-tech/telecom, retail and select vertical markets group. Revenues from the financial services vertical were up in the high single-digits, and revenues from the pharmaceutical/healthcare vertical market were flat in the first half of 2005 compared to the first half of 2004. Direct Marketing revenues benefited from a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005. Excluding revenues from this project, revenues in the first half of 2005 were up low double-digits compared to the first half of 2005. In addition, the acquisitions of Avellino Technologies Ltd. at the end of February 2004, Postfuture, Inc. in December 2004 and Communiqué Direct in February 2005 also affected the revenues and operating expenses for the first half of 2005.

From a service offering perspective, Direct Marketing experienced increased revenues from logistics, data processing, telesales, personalized mail, database processing and agency-related work. Partially offsetting these increases were declines in revenues from customer care.

Operating expenses increased $27.2 million, or 10.4%, in the first half of 2005 compared to the first half of 2004 as a result of increased labor costs, production and distribution costs and general and administrative expenses. Labor costs increased $11.8 million, or 8.8%, in the first half of 2005 compared to 2004 as a result of higher payroll costs due to higher volumes in certain offerings and salary increases, increased incentive compensation due to Direct Marketing’s financial performance, and higher healthcare costs. Production and distribution costs increased $12.8 million, or 13.7% primarily due to higher outsourcing costs, higher logistics-related transportation costs, including increased fuel prices, higher production services and increased expense related to job printing materials. General and administrative expense increased $2.3 million, or 10.1%, due to increased employee expense, bad debt expense and facilities services, partially offset by decreased insurance expense. Depreciation and amortization expense increased $0.5 million, or 4.0%, due to capital expenditures to support revenue growth. The acquisitions of Avellino Technologies Ltd. at the end of February 2004, Postfuture, Inc. in December 2004 and Communiqué Direct in February 2005 also affected the operating expenses for the first half of 2005.

Shoppers

Shopper operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2005	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change
Revenues	$115,622	$99,586	16.1%	$213,896	$191,010	12.0%
Operating expenses	89,117	76,144	17.0%	166,523	149,222	11.6%

Operating income	$26,505	$23,442	13.1%	$47,373	$41,788	13.4%

2nd Quarter 2005 vs. 2nd Quarter 2004

Shoppers revenues increased $16.0 million, or 16.1%, in the second quarter of 2005 compared to the second quarter of 2004. The acquisition of The Tampa Flyer in April 2005 contributed $7.3 million of this revenue growth. The remaining revenue increases primarily were the result of improved sales in established markets and to a lesser extent new year-over-year geographic expansions and household growth in California and Florida. Total Shoppers circulation increased by a little more than one million during the second quarter of 2005, including the circulation in Tampa of approximately 955,000. At the end of the quarter Shopper circulation reached approximately 12.0 million (including 239,000 in South Orange County, California where Shoppers publish two editions each week). We believe that geographic expansions provide increased revenue opportunities and plans to cover an additional circulation of greater than 1.0 million over the next three years in California and Florida. Newer areas initially contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth from run-of-press (ROP, or in-book) advertising, primarily core sales, employment and real estate-related advertising, and to a lesser extent from its distribution products.

Operating expenses increased $13.0 million, or 17.0%, in the second quarter of 2005 compared to the second quarter of 2004 as a result of increased labor costs, productions and costs and general and administrative costs, as well as the acquisition of The Tampa Flyer. Total labor costs increased $4.2 million, or 15.4%. Excluding the Tampa acquisition, labor costs increased $1.7 million or 6.3%, due to higher payroll costs as a result of higher circulation volumes and expansions, and higher healthcare costs and pension expense. Total production costs increased $6.1 million, or 15.4%. Excluding the Tampa acquisition, production costs increased $2.8 million or 7.0% including increased offload printing expense due to increased print-and-deliver volumes and increased paper costs due to increased newsprint prices. Postage expense was up slightly as an increase in regular postage was offset by a decrease in overweight postage. Total general and administrative costs increased $2.4 million, or 30.5%. Excluding the Tampa acquisition, general and administrative costs increased $1.9 million or 24.7%, primarily due to increased bad debt expense and promotion costs. Total depreciation expense was up $0.1 million or 6.1%, with substantially all of the increase attributable to the Tampa acquisition. Intangible amortization related to the Tampa acquisition was $0.2 million during the second quarter of 2005.

First Half 2005 vs. First Half 2004

Shopper revenues increased $22.9 million, or 12.0%, in the first six months of 2005 compared to the first six months of 2004. The acquisition of The Tampa Flyer in April 2005 contributed $7.3 million of this revenue growth. The remaining revenue increases primarily were the result of improved sales in established markets as well as new year-over-year geographic expansions and household growth in California and Florida. Total Shoppers circulation increased by a little more than one million during the first half of 2005, including the circulation in Tampa of approximately 955,000.

From a product-line perspective, Shoppers had growth from run-of-press (ROP, or in-book) advertising, primarily core sales, employment and real estate-related advertising, and to a lesser extent from its distribution products.

Operating expenses increased $17.3 million, or 11.6%, in the first half of 2005 compared to the first half of 2004 as a result of increased labor costs, productions and costs and general and administrative costs, as well as the acquisition of The Tampa Flyer. Total labor costs increased $6.0 million, or 11.0%. Excluding the Tampa acquisition, labor costs increased $3.5 million or 6.4%, due to higher payroll costs as a result of higher circulation volumes and expansions, and higher healthcare costs. Total production costs increased $9.7 million, or 12.7%. Excluding the Tampa acquisition, production costs increased $6.4 million or 8.4% including increased postage due to increased volumes, increased offload printing expense due to increased print-and-deliver volumes and increased paper costs due to increased rates. Total general and administrative costs increased $1.3 million, or 8.2%. Excluding the Tampa acquisition, general and administrative costs increased $0.9 million or 5.4%, primarily due to increased bad debt expense and promotion costs, partially offset by decrease insurance costs. Total depreciation expense was up $0.1 million or 4.2%, with substantially all of the increase attributable to the Tampa acquisition. Intangible amortization related to the Tampa acquisition was $0.2 million during the first half of 2005.

Shoppers labor costs are variable and tend to fluctuate with the number of zones, circulation volumes and revenues. Standard postage rates have been unchanged since the beginning of the third quarter of 2002 and it is anticipated that the next increase in postage rates will occur in the first quarter of 2006. Increased postage rates would impact Shoppers total production costs. Newsprint prices increased throughout 2004 and the first half of 2005 and are expected to continue to increase through 2005. This increase impacted Shoppers first half production costs and rising newsprint prices are expected to impact Shoppers production costs for the remainder of 2005 and into 2006.

General Corporate Expense

General corporate expense increased $1.0 million, or 35.7%, during the second quarter of 2005 compared to the second quarter of 2004. General corporate expense increased $1.7 million, or 33.5%, during the first half of 2005 compared to the first half of 2004. The increase in general corporate expense in both the second quarter and the first half of 2004 was primarily a result of increased professional services, primarily consulting related to a state tax refund and Sarbanes-Oxley related costs and increased labor, primarily payroll due to higher headcount and higher salaries and pension expense.

Other Income and Expense

Other net expense for the second quarter and first half of 2005 primarily consists of stockholder expenses and balance-based bank charges.

Interest Expense/Interest Income

Interest expense was up $0.2 million in the second quarter and $0.3 million in the first half of 2005 compared to the same periods in 2004. These increases were due to higher outstanding debt levels, primarily due to the acquisition of substantially all of the assets of The Tampa Flyer in April 2005, and higher interest rates under our revolving credit facility in 2005 than in 2004.

Interest income was down slightly in the second quarter of 2005 compared to the second quarter of 2004. Interest income was down $0.2 million in the first half of 2005 compared to the first half of 2004. The reduction in each period was primarily due to interest related to a tax refund we received in the first quarter of 2004.

Income Taxes

Our income tax expense increased $1.0 million in the second quarter and $5.3 million in the first half of 2005 compared to the same periods in 2004. These changes were primarily due to the changes in pre-tax income levels. Tax expense was also positively impacted by a favorable resolution to a state tax matter, resulting in a lower effective tax rate. The effective tax rate was 38.1% for the second quarter of 2005 and 39.9% for the second quarter of 2004. The effective tax rate was 38.9% for the first half of 2005 and 39.8% for the first half of 2004.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2005 was $66.6 million, compared to $69.1 million for the first six months of 2004. Net cash outflows from investing activities were $80.2 million for the first half of 2005, compared to $33.2 million for the first half of 2004. The difference between net cash outflows from investing activities in 2005 and 2004 is primarily the result of the acquisition of The Tampa Flyer in April 2005. Net cash inflows from financing activities were $0.3 million in 2005 compared to net cash outflows of $38.4 million in 2004. The difference between net cash flows from financing activities in 2005 and 2004 is attributable primarily to $23.0 million more net borrowings on our credit facility and $17.3 million less spent for the repurchase of our common stock in the first half of 2005 compared to the first half of 2004. Partially offsetting the difference in cash flows from financing activities in 2005 compared to 2004 were higher dividend payments in 2005.

Capital resources are also available from and provided through our unsecured credit facility. This credit facility, a three-year $125 million variable-rate, revolving loan commitment, was put in place on October 18, 2002. All borrowings under this credit agreement are to be repaid by October 17, 2005. As of June 30, 2005, we had $82.0 million of unused borrowing capacity under this credit facility. Management believes that our credit facility, together with cash provided from operating activities, will be sufficient to fund operations and anticipated acquisitions, capital expenditures, stock repurchases and dividend payments for the foreseeable future. We are in the final stages of replacing the existing facility with a new five-year $125 million variable-rate, revolving loan commitment. We expect this new facility to be in place in the third quarter of 2005.

Factors That May Affect Future Results and Financial Condition

From time to time, in both written reports and oral statements by senior management, we may express our expectations regarding our future performance. These “forward-looking statements” are inherently uncertain, and investors should realize that events could turn out to be other than what senior management expected. Set forth below are some key factors that could affect our future performance, including our revenues, operating income, net income and earnings per share; however, the risks described below are not the only ones we face. Additional risks and uncertainties that are not presently known, or that we currently consider immaterial, could also impair our business operations.

Legislation, Judicial Interpretations, Consumer Environment

There could be a material adverse impact on the our business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is legally available, which could result in a material increase in the cost of collecting some kinds of data. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet and serve our clients’ requirements.

Data Suppliers

There could be a material adverse impact on our Direct Marketing business if owners of the data we use were to withdraw the data. Data providers could withdraw their data if there is a competitive reason to do so or if additional legislation is passed restricting the use of the data. We could also be adversely impacted if the data suppliers we use were unable to obtain the same amount or type of data due to prospective privacy legislation.

Acquisitions

We continue to pursue acquisition opportunities. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions would be achieved. We believe that it will be able to successfully integrate recently acquired businesses into existing operations, but there is no certainty that future acquisitions will be consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into our operations. The failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions into existing operations could result in decreased revenues, net income and earnings per share.

Competition

Direct marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of customer personnel who make buying decisions, and changing customer needs and preferences. Consequently, our Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers, shared mail, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve our current processes and to develop new products and services could result in the loss of our customers to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth.

Qualified Personnel

We believe that our future prospects will depend in large part upon our ability to attract, train and retain highly skilled technical, client services and administrative personnel. While dependent on employment levels and general economic conditions, qualified personnel historically have been in great demand and from time to time and in the foreseeable future will likely remain a limited resource.

Postal Rates

Our Shoppers and Direct Marketing services depend on the United States Postal Service to deliver products. Our shoppers are delivered by Standard Mail, and postage is the second largest expense, behind payroll, in our Shoppers business. Standard postage rates have been unchanged since the beginning of the third quarter of 2002, and it is anticipated the next increase in postage rates will occur in the first quarter of 2006. Overall Shoppers postage costs are expected to grow as a result of anticipated increases in circulation. Postal rates also influence the demand for our Direct Marketing services even though the cost of mailings is borne by our customers and is not directly reflected in our revenues or expenses.

Paper Prices

Paper represents a substantial expense in our Shoppers operations. In recent years newsprint prices have fluctuated widely, and such fluctuations can materially affect the results of our operations.

Economic Conditions

Changes in national economic conditions can affect levels of advertising expenditures generally, and such changes can affect each of our businesses. In addition, revenues from our Shoppers business are dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national and international economies.

Interest Rates

Interest rate movements in Europe and the United States can affect the amount of interest we pay related to our debt and the amount it earns on cash equivalents. Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically EUROLIBOR rates due to their impact on interest related to our $125 million credit facility. We also have exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates as these affect our earnings on excess cash.

International Operations

Harte-Hanks Direct Marketing conducts business outside of the United States. Approximately 10.0% and 9.9% of Harte-Hanks Direct Marketing’s revenues were derived from business outside the United States during the second quarter and first half of 2005, respectively. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control. In addition, exchange rate movements may have an impact on our future costs or on future cash flows from foreign investments. We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Additional risks inherent in our non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights. The various risks that are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

War

War and/or terrorism or the threat of war and/or terrorism involving the United States could have a significant impact on our operations, and could substantially affect the levels of advertising expenditures by clients in each of our businesses. In addition, each of our businesses could be affected by operation disruptions and a shortage of supplies and labor related to such a war and/or terrorism or threat of war and/or terrorism.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreement, which bears interest at variable rates based on EUROLIBOR (effective rate of 3.76% at June 30, 2005) and has a maturity date of

October 17, 2005. At June 30, 2005, we had $43 million of debt outstanding under our revolving line of credit. Our earnings are also affected by changes in short-term interest rates as a result of our deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 6.25% at June 30, 2005) and has a balance of $7.0 million at June 30, 2005. Assuming the current level of borrowing and deferred compensation balance and assuming a one percentage point change in the quarter’s and first six months’ annual interest rates, it is estimated that our net income for the second quarter and first six months of 2005 would have been approximately $44,000 and $62,000 lower, respectively. Due to the our debt level and deferred compensation balance at June 30, 2005, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates as of June 30, 2005. We do not use derivative financial instruments in our operations.

Our earnings are also affected by fluctuations in foreign exchange rates as a result of our operations in foreign countries. Due to the level of operations in foreign countries, the impact of fluctuations in foreign exchange rates is not significant to our overall earnings.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of equity securities during the second quarter of 2005:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 – 30, 2005(2)	192,121	$28.45	192,121	4,787,728
May 1 – 31, 2005	178,600	$28.82	178,600	4,609,128
June 1 – 30, 2005	126,200	$29.29	126,200	4,482,928

Total	469,921	$28.79	469,921

(1)	During the second quarter of 2005, 469,921 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors authorized the repurchase of up to 44,900,000 shares of our outstanding common stock. As of June 30, 2005 we had repurchased a total of 40,417,072 shares at an average price of $16.69 per share under this program.
(2)	On April 29, 2005, we purchased 100,000 shares of our common stock for $28.44 per share (the closing price per share of our common stock on April 28, 2005) from Mr. Houston H. Harte. Mr. Harte is a member of our Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 17, 2005. At the meeting the stockholders were requested to vote on the following:

(a)	To elect Houston H. Harte, Richard M. Hochhauser and Judy C. Odom as Class III directors for a three-year term. The result of the vote was as follows:

	For	Withheld
Houston H. Harte	77,507,142	891,535
Richard M. Hochhauser	77,505,034	893,643
Judy C. Odom	78,089,095	309,582

The names of each director whose term of office continued are: David L. Copeland, William F. Farley, Larry Franklin, William K. Gayden and Christopher M. Harte.

(b)	To adopt and approve the Harte-Hanks 2005 Omnibus Incentive Plan. The result of the vote was as follows

For	Against	Abstain	Broker Non-Votes
68,302,207	4,404,479	40,835	5,651,156

Item 5. Other Information

On May 17, 2005, we announced in a press release and reported in a Current Report on Form 8-K that effective May 17, 2005, Dr. Peter T. Flawn had retired from our Board of Directors. In connection with his retirement, our Board of Directors approved on that date that the terms of certain stock options previously granted to and held by Dr. Flawn for the purchase of shares of our common stock be amended in order to extend the period during which Dr. Flawn can exercise such options until their respective expiration dates, which is ten years from the date of grant, and to accelerate the vesting of such options to make them immediately exercisable upon his retirement.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See index to Exhibits on Page 26.

We furnished a report on Form 8-K dated April 26, 2005. The report incorporated our earnings release for the period ended March 31, 2005. Under the report, we furnished (not filed) pursuant to Item 7.01 and Item 9.01, the press release entitled “Harte-Hanks Reports First Quarter EPS Growth of 38% on Revenue Growth of 13.6%” relating to the results of the first fiscal quarter ended March 31, 2005, as well as filed GAAP financial statements under Item 7.

We filed a Form 8-K, dated June 13, 2005, reporting in Item 1.01 that we entered into a material definitive agreement with Sloane Levy, SVP, General Counsel and Secretary, which agreement provides for severance arrangements under certain circumstances and was filed under Item 9.01 as an exhibit. In addition in this Form 8-K, we reported in Items 7.01 and 9.01 that we issued a press release announcing Ms. Levy’s appointment.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 9, 2005 Date	/s/ Richard M. Hochhauser
Richard M. Hochhauser
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 9, 2005 Date	/s/ Dean H. Blythe
Dean H. Blythe
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 9, 2005 Date	/s/ Jessica M. Huff
Jessica M. Huff
Vice President, Finance and Chief Accounting Officer

Exhibit No.	Description of Exhibit
*10(j)	Harte-Hanks, Inc. 2005 Omnibus Incentive Plan.+

*10(k)	Harte-Hanks, Inc. 2005 Form of Stock Option.+

*21	Subsidiaries of the Company.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Indicates management contract or compensatory plan, contract or arrangement.

The agreements set forth above describe the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.