Form 10-Q
period 2005-09-30
HARTE HANKS INC
filed 2005-11-09
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value per share, 82,286,543 shares as of October 31, 2005.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2005

		Page
Part I. Financial Information

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations - Three months ended September 30, 2005 and 2004	4

	Consolidated Statements of Operations - Nine months ended September 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows months ended September 30, 2005 and 2004	6

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Nine months ended September 30, 2005 and twelve months ended December 31, 2004	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	23

(a)	Exhibits

(b)	Reports on Form 8-K

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	(Unaudited)
	September 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$18,541	$38,807
Accounts receivable, net	170,287	168,755
Inventory	7,373	6,086
Prepaid expenses	15,337	16,664
Current deferred income tax asset	14,972	13,812
Other current assets	9,801	6,373

Total current assets	236,311	250,497

Property, plant and equipment, net	115,552	113,770
Goodwill, net	502,748	458,171
Other intangible assets, net	17,115	2,067
Other assets	3,690	3,848

Total assets	$875,416	$828,353

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$10,000
Accounts payable	57,111	55,632
Accrued payroll and related expenses	30,746	36,539
Customer deposits and unearned revenue	54,049	53,707
Income taxes payable	16,618	17,239
Other current liabilities	11,181	9,075

Total current liabilities	169,705	182,192

Long-term debt	48,000	—
Other long-term liabilities	82,848	74,362

Total liabilities	300,553	256,554

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 115,205,786 and 114,505,329 shares issued at September 30, 2005 and December 31, 2004 respectively	115,206	114,505
Additional paid-in capital	265,648	253,515
Retained earnings	953,165	882,750
Less treasury stock: 32,436,795 and 29,524,064 shares at cost at September 30, 2005 and December 31, 2004, respectively	(742,652)	(663,779)
Accumulated other comprehensive loss	(16,504)	(15,192)

Total stockholders’ equity	574,863	571,799

Total liabilities and stockholders’ equity	$875,416	$828,353

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Operating revenues	$281,735	$262,566

Operating expenses
Labor	102,550	99,726
Production and distribution	101,554	91,326
Advertising, selling, general and administrative	21,071	20,987
Depreciation and amortization	7,499	6,871
Intangible amortization	456	150

Total operating expenses	233,130	219,060

Operating income	48,605	43,506

Other expenses (income)
Interest expense	554	239
Interest income	(43)	(31)
Other, net	446	243

	957	451

Income before income taxes	47,648	43,055
Income tax expense	18,823	17,402

Net income	$28,825	$25,653

Basic earnings per common share	$0.34	$0.30

Weighted-average common shares outstanding	83,752	85,612

Diluted earnings per common share	$0.34	$0.29

Weighted-average common and common equivalent shares outstanding	85,408	87,259

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating revenues	$834,038	$752,970

Operating expenses
Labor	312,227	291,175
Production and distribution	293,935	261,247
Advertising, selling, general and administrative	65,874	61,071
Depreciation and amortization	22,276	21,065
Intangible amortization	982	450

Total operating expenses	695,294	635,008

Operating income	138,744	117,962

Other expenses (income)
Interest expense	1,262	671
Interest income	(158)	(322)
Other, net	1,217	928

	2,321	1,277

Income before income taxes	136,423	116,685
Income tax expense	53,398	46,697

Net income	$83,025	$69,988

Basic earnings per common share	$0.98	$0.81

Weighted-average common shares outstanding	84,316	86,467

Diluted earnings per common share	$0.96	$0.79

Weighted-average common and common equivalent shares outstanding	86,056	88,084

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$83,025	$69,988
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,276	21,065
Intangible amortization	982	450
Amortization of option-related compensation	141	76
Deferred income taxes	3,039	7,220
Other, net	344	314
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable, net	—	(27,810)
Increase in inventory	(509)	(580)
Increase in prepaid expenses and other current assets	(1,808)	(4,276)
Increase in accounts payable	304	1,415
(Decrease) increase in other accrued expenses and other current liabilities	(2,154)	14,107
Other, net	1,938	2,452

Net cash provided by operating activities	107,578	84,421

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(63,274)	(17,173)
Purchases of property, plant and equipment	(22,328)	(22,115)
Proceeds from sale of property, plant and equipment	199	181

Net cash used in investing activities	(85,403)	(39,107)

Cash Flows from Financing Activities
Long-term borrowings	74,000	45,000
Repayment of long-term borrowings	(36,000)	(30,000)
Issuance of common stock	8,275	9,786
Purchase of treasury stock	(76,242)	(72,862)
Issuance of treasury stock	136	121
Dividends paid	(12,610)	(10,375)

Net cash used in financing activities	(42,441)	(58,330)

Net decrease in cash and cash equivalents	(20,266)	(13,016)
Cash and cash equivalents at beginning of year	38,807	32,151

Cash and cash equivalents at end of period	$18,541	$19,135

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2005 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2004	$113,281	$235,996	$798,974	$(573,863)	$(18,790)	$555,598
Common stock issued-employee benefit plans	175	3,347	—	—	—	3,522
Exercise of stock options for cash and by surrender of shares	1,049	10,345	—	(4,334)	—	7,060
Tax benefit of options exercised	—	3,818	—	—	—	3,818
Dividends paid ($0.16 per share)	—	—	(13,792)	—	—	(13,792)
Treasury stock repurchased	—	—	—	(85,738)	—	(85,738)
Treasury stock issued	—	9	—	156	—	165
Comprehensive income, net of tax:
Net income	—	—	97,568	—	—	97,568
Adjustment for minimum pension liability (net of tax of $1,519)	—	—	—	—	2,322	2,322
Foreign currency translation adjustment	—	—	—	—	1,276	1,276

Total comprehensive income						101,166

Balance at December 31, 2004	114,505	253,515	882,750	(663,779)	(15,192)	571,799

Common stock issued-employee benefit plans	124	2,788	—	—	—	2,912
Exercise of stock options for cash and by surrender of shares	577	5,774	—	(2,741)	—	3,610
Tax benefit of options exercised	—	3,545	—	—	—	3,545
Dividends paid ($0.15 per share)	—	—	(12,610)	—	—	(12,610)
Treasury stock repurchased	—	—	—	(76,242)	—	(76,242)
Treasury stock issued	—	26	—	110	—	136
Comprehensive income, net of tax:
Net income	—	—	83,025	—	—	83,025
Foreign currency translation adjustment	—	—	—	—	(1,312)	(1,312)

Total comprehensive income						81,713

Balance at September 30, 2005	$115,206	$265,648	$953,165	$(742,652)	$(16,504)	$574,863

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and its subsidiaries (the “Company”).

The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

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

Note C - Income Taxes

Our third quarter income tax provision of $18.8 million was calculated using an effective income tax rate of approximately 39.5%. Our nine month income tax provision of $53.4 million, was calculated using an effective income tax rate of approximately 39.1%. The effective rate for the nine month period was impacted by the $1.2 million favorable resolution of a tax issue in the second quarter of 2005. Excluding this favorable resolution, our effective tax rate for the nine months ended September 30, 2005 was 40.0%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2005. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

Note D - Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2005	2004
BASIC EPS
Net Income	$28,825	$25,653

Weighted-average common shares outstanding used in earnings per share computations	83,752	85,612

Earnings per common share	$0.34	$0.30

DILUTED EPS
Net Income	$28,825	$25,653

Shares used in diluted earnings per share computations	85,408	87,259

Earnings per common share	$0.34	$0.29

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	83,752	85,612
Weighted average common equivalent shares - dilutive effect of option shares	1,656	1,647

Shares used in diluted earnings per share computations	85,408	87,259

For the purpose of calculating the shares used in the diluted EPS calculation for the three months ending September 30, 2005, 71,000 anti-dilutive market price options have been excluded from the EPS calculation. For the purpose of calculating the shares used in the diluted EPS calculation for the three months ending September 30, 2004, there were no anti-dilutive options outstanding.

	Nine Months Ended September 30,
In thousands, except per share amounts	2005	2004
BASIC EPS
Net Income	$83,025	$69,988

Weighted-average common shares outstanding used in earnings per share computations	84,316	86,467

Earnings per common share	$0.98	$0.81

DILUTED EPS
Net Income	$83,025	$69,988

Shares used in diluted earnings per share computations	86,056	88,084

Earnings per common share	$0.96	$0.79

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	84,316	86,467
Weighted-average common equivalent shares - dilutive effect of option shares	1,740	1,617

Shares used diluted in earnings per share computations	86,056	88,084

For the purpose of calculating the shares used in the diluted EPS calculation for the nine months ending September 30, 2005 and 2004, 32,000 and 93,000 anti-dilutive market price options have been excluded from the EPS calculations, respectively.

Note E - Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments - Direct Marketing and Shoppers.

Information about the operations of Harte-Hanks in our two different business segments follows:

	Three Months Ended September 30,
In thousands	2005	2004
Operating revenues
Direct Marketing	$168,861	$162,410
Shoppers	112,874	100,156

Total operating revenues	$281,735	$262,566

Operating Income
Direct Marketing	$26,395	$23,508
Shoppers	25,096	23,013
Corporate Activities	(2,886)	(3,015)

Total operating income	$48,605	$43,506

Income before income taxes
Operating income	$48,605	$43,506
Interest expense	(554)	(239)
Interest income	43	31
Other, net	(446)	(243)

Total income before income taxes	$47,648	$43,055

	Nine Months Ended September 30,
In thousands	2005	2004
Operating revenues
Direct Marketing	$507,268	$461,804
Shoppers	326,770	291,166

Total operating revenues	$834,038	$752,970

Operating Income
Direct Marketing	$75,890	$61,217
Shoppers	72,469	64,801
Corporate Activities	(9,615)	(8,056)

Total operating income	$138,744	$117,962

Income before income taxes
Operating income	$138,744	$117,962
Interest expense	(1,262)	(671)
Interest income	158	322
Other, net	(1,217)	(928)

Total income before income taxes	$136,423	$116,685

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

Had compensation expense for our options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, our net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,
In thousands, except per share amounts	2005	2004
Net income – as reported	$28,825	$25,653
Stock-based employee compensation expense, included in reported net income, net of related tax effects	8	15
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(990)	(1,057)

Net income – pro forma	$27,843	$24,611

Basic earnings per share – as reported	$0.34	$0.30
Basic earnings per share – pro forma	$0.33	$0.29
Diluted earnings per share – as reported	$0.34	$0.29
Diluted earnings per share – pro forma	$0.33	$0.28

	Nine Months Ended September 30,
In thousands, except per share amounts	2005	2004
Net income – as reported	$83,025	$69,988
Stock-based employee compensation expense, included in reported net income, net of related tax effects	87	46
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,209)	(2,771)

Net income – pro forma	$79,903	$67,263

Basic earnings per share – as reported	$0.98	$0.81
Basic earnings per share – pro forma	$0.95	$0.78
Diluted earnings per share – as reported	$0.96	$0.79
Diluted earnings per share – pro forma	$0.93	$0.76

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Expected dividend yield	0.75%	0.71%
Expected stock price volatility	25.6%	26.4%
Risk free interest rate	4.0%	3.8%
Expected Life of options	3-10 years	3-10 years

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands, except per share amounts	2005	2004
Service Cost	$185	$140
Interest Cost	1,756	1,642
Expected return on plan assets	(1,979)	(1,849)
Amortization of prior service cost	15	16
Transition obligation	24	24
Recognized actuarial loss	594	491

Net periodic benefit cost	$595	$464

	Nine Months Ended September 30,
In thousands, except per share amounts	2005	2004
Service Cost	$554	$421
Interest Cost	5,267	4,927
Expected return on plan assets	(5,938)	(5,547)
Amortization of prior service cost	46	47
Transition obligation	72	72
Recognized actuarial loss	1,783	1,473

Net periodic benefit cost	$1,784	$1,393

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

Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services and products organized around five solution points: Construct and update the database - Access the data - Analyze the data - Apply the knowledge - Execute the programs. The services and products offered by Direct Marketing are tailored to specific industries or markets. Revenues from the Direct Marketing segment represented approximately 60% and 61% of our total revenue for the three months and nine months ended September 30, 2005, respectively.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. As of September 30, 2005, the Shoppers are zoned into 1,030 separate editions with circulation in excess of 12 million in California and Florida each week. Revenues from the Shoppers segment represented 40% and 39% of our total revenue for the three months and nine months ended September 30, 2005, respectively.

Harte-Hanks derives its revenues from the sale of direct marketing services and software related products and shopper advertising services. As a worldwide business, Direct Marketing is affected by various market factors, including the demand for its services by its clients or its prospective clients, the financial condition or budgets available to its clients, the business conditions of the industries of each of the verticals it serves and general national and international economic trends. Shoppers operate in local markets and are largely affected by the strength of the various competitive factors in the local markets it serves, the financial condition of its clients and the local economies in which it provides services. Our principal expense items are payroll, postage and transportation.

Critical Accounting Policies

There have been no changes to the critical accounting policies described in our annual report on form 10-K for the year ended December 31, 2004.

Results of Operations

Operating results were as follows:

	Three months ended			Nine months ended
In thousands	Sept. 30, 2005	Sept. 30, 2004	Change	Sept. 30, 2005	Sept. 30, 2004	Change
Revenues	$281,735	$262,566	7.3%	$834,038	$752,970	10.8%
Operating expenses	233,130	219,060	6.4%	695,294	635,008	9.5%

Operating income	$48,605	$43,506	11.7%	$138,744	$117,962	17.6%

Net income	$28,825	$25,653	12.4%	$83,025	$69,988	18.6%

Diluted earnings per share	$0.34	$0.29	17.2%	$0.96	$0.79	21.5%

Consolidated revenues increased 7.3% to $281.7 million and operating income increased 11.7% to $48.6 million in the third quarter of 2005 when compared to the third quarter of 2004. The increase in consolidated revenues was a result of increased revenues from both the Shoppers and Direct Marketing segments. Overall operating expenses increased 6.4% to $233.1 million in the third quarter of 2005 when compared to the third quarter of 2004. The increase in consolidated operating expenses was a result of increased operating expenses from both the Shoppers and Direct Marketing segments, partially offset by a decrease in general corporate expense.

Net income increased 12.4% to $28.8 million and diluted earnings per share grew 17.2% to 34 cents per share in the third quarter of 2005 when compared to the third quarter of 2004. The increase in net income was a result of increased operating income combined with a lower tax rate, partially offset by higher interest expense, in the third quarter of 2005 when compared to the third quarter of 2004.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Nine months ended
In thousands	Sept. 30, 2005	Sept. 30, 2004	Change	Sept. 30, 2005	Sept. 30, 2004	Change
Revenues	$168,861	$162,410	4.0%	$507,268	$461,804	9.8%
Operating expenses	142,466	138,902	2.6%	431,378	400,587	7.7%

Operating income	$26,395	$23,508	12.3%	$75,890	$61,217	24.0%

3rd Quarter 2005 vs. 3rd Quarter 2004

Direct Marketing revenues increased $6.5 million, or 4.0%, in the third quarter of 2005 compared to 2004. These results reflect year-over-year revenue growth in four of Direct Marketing’s five vertical markets. The retail and pharmaceutical/healthcare verticals produced low double-digit revenue growth. Revenues from the select vertical markets group were up in the high single-digits and revenues from the financial services vertical market were up in the mid single-digits. Revenues from the high-tech/telecom vertical market were down in the high-single digits. The acquisitions of Postfuture, Inc. in December 2004 and Communiqué Direct in February 2005 positively affected the revenues for the quarter. Revenues from our vertical markets are impacted by the economic fundamentals of each industry as well as the financial condition of specific customers. In addition, revenues for Direct Marketing are affected by various market factors, including the demand for its services by its clients or its prospective clients, the financial condition of or budgets available to its clients, and general national and international economic trends.

From a service offering perspective, Direct Marketing experienced increased revenues from logistics, data processing, personalized mail, analytics and agency-related work. Partially offsetting these increases were declines in revenues from customer care, printing and fulfillment.

Operating expenses increased $3.6 million, or 2.6%, in the third quarter of 2005 compared to the third quarter of 2004 as increased production and distribution costs and depreciation and amortization expense were partially offset by decreased labor costs and general and administrative expenses. Labor costs decreased $1.1 million, or 1.6%, in the third quarter of 2005 compared to 2004 as a result of lower payroll costs due to decreased headcount, and lower incentive compensation. Production and distribution costs increased $4.2 million, or 8.2%, due primarily to higher logistics-related transportation costs, including increased fuel prices, and higher outsourcing costs. General and administrative expense was down slightly, 0.3%, as decreased insurance expense and professional services were offset by increased expenses related to business services and promotions. Depreciation and amortization expense increased $0.5 million, or 8.9%, due to capital expenditures to support revenue growth. The acquisitions of Postfuture, Inc. in December 2004 and Communiqué Direct in February 2005 also contributed to the increase in operating expenses in the third quarter of 2005.

Direct Marketing’s largest cost components are labor, outsourced costs, and transportation. Each of these costs are variable and tend to fluctuate with revenues and the demand for our direct marketing services.

First Nine Months 2005 vs. First Nine Months 2004

Direct Marketing revenues increased $45.5 million, or 9.8%, in the first nine months of 2005 compared to the first nine months of 2004. These results reflect double-digit year-over-year revenue growth from the high-tech/telecom, retail and select vertical markets group. Revenues from the financial services vertical were up in the high single-digits, and revenues from the pharmaceutical/healthcare vertical market were up in the mid single-digits. Direct Marketing revenues benefited from a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005. Excluding revenues from this project, revenues in the first nine months of 2005 were up high single-digits compared to the first nine months of 2004. In addition, the acquisitions of Avellino Technologies Ltd. at the end of February 2004, Postfuture, Inc. in December 2004 and Communiqué Direct in February 2005 also positively affected the revenues and operating expenses for the first nine months of 2005.

From a service offering perspective, Direct Marketing experienced increased revenues from logistics, data processing, telesales, personalized mail, database processing, analytics and agency-related work. Partially offsetting these increases were declines in revenues from customer care and fulfillment.

Operating expenses increased $30.8 million, or 7.7%, in the first nine months of 2005 compared to the first nine months of 2004 as a result of increased labor costs, production and distribution costs, general and administrative expenses and depreciation and amortization expense. Labor costs increased $10.6 million, or 5.2%, in the first nine months of 2005 compared to 2004 as a result of higher payroll costs due to higher volumes in certain offerings and salary increases, increased incentive compensation due to Direct Marketing’s financial performance, and higher healthcare costs. Production and distribution costs increased $17.0 million, or 11.7% primarily due to higher logistics-related transportation costs, including increased fuel prices, higher outsourcing costs and increased repairs and maintenance expense, partially offset by decreased lease expense. General and administrative expense increased $2.3 million, or 6.7%, due to increased employee expense, business services, bad debt expense and facilities services, partially offset by decreased insurance expense. Depreciation and amortization expense increased $1.0 million, or 5.6%, due to capital expenditures to support revenue growth. The acquisitions of Avellino Technologies Ltd. at the end of February 2004, Postfuture, Inc. in December 2004 and Communiqué Direct in February 2005 also contributed to the increase in operating expenses for the first nine months of 2005.

Shoppers

Shopper operating results were as follows:

	Three months ended			Nine months ended
In thousands	Sept. 30, 2005	Sept. 30, 2004	Change	Sept. 30, 2005	Sept. 30, 2004	Change
Revenues	$112,874	$100,156	12.7%	$326,770	$291,166	12.2%
Operating expenses	87,778	77,143	13.8%	254,301	226,365	12.3%

Operating income	$25,096	$23,013	9.1%	$72,469	$64,801	11.8%

3rd Quarter 2005 vs. 3rd Quarter 2004

Shoppers revenues increased $12.7 million, or 12.7%, in the third quarter of 2005 compared to the third quarter of 2004. The acquisition of The Tampa Flyer in April 2005 contributed approximately two-thirds of this revenue growth. The remaining revenue increases primarily were the result of new year-over-year geographic expansions and household growth in California and Florida. Total

Shoppers circulation increased by approximately 70,000, all in the Tampa area, during the third quarter of 2005. At the end of the quarter Shopper circulation reached over 12.0 million (including 239,000 in South Orange County, California where Shoppers publish two editions each week). We believe that geographic expansions provide increased revenue opportunities and plan to cover an additional circulation of greater than 1.0 million over the next three years in California and Florida. Newer areas initially contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth from run-of-press (ROP, or in-book) advertising, primarily employment-related advertising and core sales. Revenues from distribution products were down compared to the prior year quarter.

Operating expenses increased $10.6 million, or 13.8%, in the third quarter of 2005 compared to the third quarter of 2004 as a result of increased labor costs, production and distribution costs and depreciation and amortization expense, as well as the acquisition of The Tampa Flyer. Total labor costs increased $4.0 million, or 14.7%. Excluding the Tampa acquisition, labor costs increased $0.9 million or 3.3%, due to higher payroll costs to support higher circulation volumes and expansions, and higher healthcare costs. Total production costs increased $6.0 million, or 15.1%. Excluding the Tampa acquisition, production costs increased $1.9 million or 4.8% including increased outsourced costs and increased paper costs due to increased newsprint prices. Postage expense was up $0.1 million as an increase in regular postage was offset by a decrease in overweight postage. Total general and administrative costs increased $0.2 million, or 2.0%. Excluding the Tampa acquisition, general and administrative costs decreased $0.5 million or 5.6%, primarily due to lower bad debt expense and promotion costs. Total depreciation expense was up $0.1 million or 10.3%, with the majority of the increase attributable to the Tampa acquisition. Intangible amortization related to the Tampa acquisition was $0.3 million during the third quarter of 2005.

First Nine Months 2005 vs. First Nine Months 2004

Shopper revenues increased $35.6 million, or 12.2%, in the first nine months of 2005 compared to the first nine months of 2004. The acquisition of The Tampa Flyer in April 2005 contributed about half of this revenue growth. The remaining revenue increases primarily were the result of improved sales in established markets and new year-over-year geographic expansions and household growth in California and Florida. Total Shoppers circulation increased by almost 1.1 million during the first nine months of 2005, including the circulation in Tampa at the date of acquisition of approximately 955,000.

From a product-line perspective, Shoppers had growth from run-of-press (ROP, or in-book) advertising, primarily core sales, employment and real estate-related advertising. Revenues from distribution products were down slightly compared to the first nine months of 2004.

Operating expenses increased $27.9 million, or 12.3%, in the first nine months of 2005 compared to the first nine months of 2004 as a result of increased labor costs, production and distribution costs, general and administrative costs and depreciation and amortization expense, as well as the acquisition of The Tampa Flyer. Total labor costs increased $10.0 million, or 12.2%. Excluding the Tampa acquisition, labor costs increased $4.4 million or 5.4%, due to higher payroll costs as a result of higher circulation volumes and expansions, and higher healthcare costs. Total production costs increased $15.7 million, or 13.5%. Excluding the Tampa acquisition, production costs increased $8.3 million or 7.2% including increased postage due to increased volumes, increased offload printing expense due to increased print-and-deliver volumes and higher printing rates, and increased paper costs due to increased rates. Total general and administrative costs increased $1.5 million, or 6.0%. Excluding the Tampa acquisition, general and administrative costs increased $0.4 million or 1.5%, primarily due to increased promotion costs, business services and bad debt expense, partially offset by decreased insurance costs. Total depreciation expense was up $0.3 million or 6.2%, with most of the increase attributable to the Tampa acquisition. Intangible amortization related to the Tampa acquisition was $0.5 million during the first nine months of 2005.

Shoppers labor costs are variable and tend to fluctuate with the number of zones, circulation volumes and revenues. Standard postage rates have been unchanged since the beginning of the third quarter of 2002 and it is anticipated that the next increase in postage rates will occur in the first quarter of 2006. Increased postage rates would impact Shoppers total production costs. Newsprint prices increased throughout 2004 and the first half of 2005 and are expected to continue to increase through 2005. This increase impacted Shoppers production costs in the first nine months of 2005, and rising newsprint prices are expected to impact Shoppers production costs for the remainder of 2005 and into 2006.

Hurricane Wilma

On October 24, 2005 Hurricane Wilma moved across South Florida causing extensive wind and water damage and loss of electrical power to millions of homes and businesses. Our South Florida Shopper facility suffered some damage, primarily the roof which will need to be replaced, and we suffered some water damage to the sales and administrative offices. Printing and other production equipment was not damaged. Our South Florida Shoppers operations were affected by the extensive loss of power and as well as issues with mail delivery. These factors caused us to delay the distribution of one publication cycle by one week, and to miss one publication cycle. We have returned to our normal publication cycle (once weekly). While there is some uncertainty as to the levels of advertising spending by our customers in the short term, revenue from our first publication following the disruption was at a similar level to revenue from the publications prior to the disruption . Our South Florida Shopper represents less than 10% of total Shoppers revenues and less than 3.5% of total company revenue.

General Corporate Expense

General corporate expense decreased $0.1 million, or 4.3%, during the third quarter of 2005 compared to the third quarter of 2004, due to decreased professional services and decreased labor, primarily payroll due to lower incentive compensation. General corporate expense increased $1.6 million, or 19.4%, during the first nine months of 2005 compared to the first nine months of 2004. The increase in general corporate expense in the first nine months of 2004 was primarily a result of increased professional services, primarily consulting related to a state tax refund and Sarbanes-Oxley related costs, and increased labor, primarily payroll due to higher headcount and higher salaries and pension expense.

Other Income and Expense

Other net expense for the third quarter and first nine months of 2005 primarily consists of stockholder expenses and balance-based bank charges.

Interest Expense/Interest Income

Interest expense was up $0.3 million in the third quarter and $0.6 million in the first nine months of 2005 compared to the same periods in 2004. These increases were due to higher outstanding debt levels, primarily due to the acquisition of substantially all of the assets of The Tampa Flyer in April 2005, repurchases of our common stock and higher interest rates under our revolving credit facility in 2005 than in 2004.

Interest income was up slightly in the third quarter of 2005 compared to the third quarter of 2004. Interest income was down $0.2 million in the first nine months of 2005 compared to the first nine months of 2004, due to interest related to a tax refund we received in the first quarter of 2004.

Income Taxes

Our income tax expense increased $1.4 million in the third quarter and $6.7 million in the first nine months of 2005 compared to the same periods in 2004. These changes were primarily due to the changes in pre-tax income levels. Tax expense for the nine month period was also positively impacted by a favorable resolution to a state tax matter in the second quarter, resulting in a lower effective tax rate. The effective tax rate was 39.5% for the third quarter of 2005 and 40.4% for the third quarter of 2004. The effective tax rate was 39.1% for the first nine months of 2005 and 40.0% for the first nine months of 2004. Excluding the favorable resolution in the second quarter, our effective tax rate for the nine months ended September 30, 2005 was 40.0%.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2005 was $107.6 million, compared to $84.4 million for the first nine months of 2004. Net cash outflows from investing activities were $85.4 million for the first nine months of 2005, compared to $39.1 million for the first nine months of 2004. The difference between net cash outflows from investing activities in 2005 and 2004 is primarily the result of the acquisition of The Tampa Flyer in April 2005. Net cash outflows from financing activities were $42.4 million in 2005 compared to $58.3 million in 2004. The difference between net cash outflows from financing activities in 2005 and 2004 is attributable primarily to $23.0 million more net borrowings on our credit facility in the first nine months of 2005 compared to the first nine months of 2004. Partially offsetting the difference in cash outflows from financing activities in 2005 compared to 2004 were the higher amount spent on repurchase of our common stock and higher dividend payments in 2005.

Capital resources are also available from and provided through our unsecured credit facility. On August 12, 2005, Harte-Hanks entered into a five-year $125 million revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility replaced the existing revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, which was scheduled to mature on October 18, 2005. The Credit Facility allows us to obtain revolving credit loans and provides for the issuance of letters of credit. For each borrowing under the Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in our new Five-Year Credit Agreement) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in our new Five-Year Credit Agreement) ratio then in effect, and ranges from .315% to .6%. There is a facility fee that we are also required to pay under the Credit Facility that is based on a rate applied to the total commitment amount under the Credit Facility (which is $125 million), regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15%, depending on our total debt-to-EBITDA ratio then in effect. In addition, we will also be charged a letter of credit fee with respect to any outstanding letters of credit issued under this credit facility. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of .125% per annum to the average daily undrawn amount of the outstanding letters of credit.

Under the Credit Facility, we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The Credit Facility also contains covenants restricting our and our subsidiaries’ ability to grant liens, enter into certain transactions and allow the total amount of indebtedness of our subsidiaries to exceed $20 million.

The Credit Facility also includes customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The Credit Facility provides for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of September 30, 2005, we were in compliance with all of the covenants of our credit facility.

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

Legislation, Judicial Interpretations, Consumer Environment

There could be a material adverse impact on our business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from public concern over consumer privacy issues. Restrictions could be placed upon the collection, management, aggregation and use of information that is legally available, which could result in a material increase in the cost of collecting some kinds of data. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could in turn materially adversely affect our ability to meet and serve our clients’ requirements.

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

Acquisitions

We continue to pursue acquisition opportunities. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions would be achieved. We believe that we will be able to successfully integrate recently acquired businesses into existing operations, but there is no certainty that future acquisitions will be consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into our operations. The failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions into existing operations could result in decreased revenues, net income and earnings per share.

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

Interest Rates

Interest rate movements in Europe and the United States can affect the amount of interest we pay related to our debt and the amount it earns on cash equivalents. Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically Eurodollar rates due to their impact on interest related to our $125 million credit facility. We also have exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates as these affect our earnings on excess cash.

International Operations

Harte-Hanks Direct Marketing conducts business outside of the United States. Approximately 9.0% and 9.6% of Harte-Hanks Direct Marketing’s revenues were derived from business outside the United States during the third quarter and first nine months of 2005, respectively. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control. In addition, exchange rate movements may have an impact on our future costs or on future cash flows from foreign investments. We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Additional risks inherent in our non-U.S. business activities generally include, among others, potentially longer accounts receivable payment cycles, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights. The various risks that are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreement, which bears interest at variable rates based on Eurodollar rates (effective rate of 4.16% at September 30, 2005) and has a maturity date of August 12, 2010. At September 30, 2005, we had $48 million of debt outstanding under our revolving line of credit. Our earnings are also affected by changes in short-term interest rates as a result of our deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 6.75% at September 30, 2005) and has a balance of $6.8 million at September 30, 2005. Assuming the current level of borrowing and deferred compensation balance and assuming a one percentage point change in the quarter’s and first nine months’ annual interest rates, it is estimated that our net income for the third quarter and first nine months of 2005 would have been approximately $79,000 and $141,000 lower, respectively. Due to the our debt level and deferred compensation balance at September 30, 2005, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates as of September 30, 2005. We do not use derivative financial instruments in our operations.

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

PART II. OTHER INFORMATION

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of equity securities during the third quarter of 2005:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2005	53,000	$27.53	53,000	4,429,928
August 1 - 31, 2005(2)	1,068,027	$27.12	1,000,500	3,429,428
September 1 - 30, 2005	616,900	$26.28	616,900	2,812,528

Total	1,737,927	$26.83	1,670,400

(1)	During the third quarter of 2005, 1,670,400 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors authorized the repurchase of up to 44,900,000 shares of our outstanding common stock. As of September 30, 2005 we had repurchased a total of 42,087,472 shares at an average price of $17.09 per share under this program.
(2)	On August 15, 2005, we purchased 100,000 shares of our common stock for $27.33 per share (the closing price per share of our common stock on August 15, 2005) from Mr. Houston H. Harte. Mr. Harte is a member of our Board of Directors.

Item 5. Other Information

We furnished a report on Form 8-K dated July 27, 2005. The report incorporated our earnings release for the period ended June 30, 2005. Under the report, we furnished (not filed) pursuant to Item 7.01 and Item 9.01, the press release entitled “Harte-Hanks Reports Second Quarter EPS Up 17% to $0.34 with Revenue Up 11.7%” relating to the results of the second fiscal quarter ended June 30, 2005. In that report we also furnished GAAP financial statements,which were mistakenly furnish under Item 12 ( “Results of Operations and Financial Condition”) and should have been furnished under Item 2.02 ( “Results of Operations and Financial Condition” which replaced former Item 12).

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See index to Exhibits on Page 27.

We furnished a report on Form 8-K dated July 27, 2005. The report incorporated our earnings release for the period ended June 30, 2005. Under the report, we furnished (not filed) pursuant to Item 7.01 and Item 9.01, the press release entitled “Harte-Hanks Reports Second Quarter EPS Up 17% to $0.34 with Revenue Up 11.7%” relating to the results of the second fiscal quarter ended June 30, 2005, as well as filed GAAP financial statements.

We filed a Form 8-K, dated August 15, 2005, reporting in Item 1.01 that we entered into a material definitive agreement with JPMorgan Chase Bank, N.A. as administrative agent, for a new five-year $125 million revolving credit facility. In this Form 8-K, we reported in Item 2.03 that this agreement created a direct financial obligation for us. This agreement was filed under Item 9.01 as an exhibit to this Form 8-K.

We filed a Form 8-K, dated August 30, 2005, reporting in Item 1.01 that Larry Franklin informed Harte-Hanks that effective January 1, 2006, Mr. Franklin was resigning as an employee of Harte-Hanks, but would continue to serve as Chairman of the Board. On such date, Mr. Franklin will no longer be compensated as an employee of Harte-Hanks. As Chairman of the Board of Directors, he will receive $250,000 annually as fees for his service. In addition in this Form 8-K, we reported in Items 7.01 and 9.01 that we issued a press release announcing Mr. Franklin’s resignation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 9, 2005 Date	/s/ Richard M. Hochhauser
Richard M. Hochhauser
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 9, 2005 Date	/s/ Dean H. Blythe
Dean H. Blythe
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 9, 2005 Date	/s/ Jessica M. Huff
Jessica M. Huff
Vice President, Finance and
Chief Accounting Officer

Exhibit No.	Description of Exhibit
*21	Subsidiaries of the Company.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Indicates management contract or compensatory plan, contract or arrangement.

The agreements set forth above describe the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.