Form 10-K
period 2005-12-31
HARTE HANKS INC
filed 2006-03-16
CIK 45919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

(Title of class)

Indicate by checkmark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the $29.73 per share closing price for the Company’s Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005): approximately $2,057,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of February 28, 2006: 81,153,062.

Documents incorporated by reference:

Portions of the Proxy Statement for the Company’s May 16, 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Harte-Hanks, Inc.

Form 10-K Report

December 31, 2005

ITEM 1. BUSINESS

INTRODUCTION

Harte-Hanks is a worldwide direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. We manage our operations through two operating segments: Direct Marketing, which operates both nationally and internationally, and Shoppers, which operates in local and regional markets in California and Florida.

Marketing today is under intense focus in most organizations. Many corporations have a chief-level executive charged with marketing who is under pressure to utilize a combination of data, technology, channels and resources to demonstrate a return on marketing investment. This has led many to utilize direct and targeted marketing, as accountability and measurability are hallmarks of the discipline, allowing customer insight to be leveraged to create and accelerate value. Direct marketing, which represented 61% of our total revenues in 2005, is a leader in the movement toward highly targeted marketing. Our shopper business applies geographic targeting principles. Our strategy is based on seven key elements: being a market leader in each of our businesses; increasing revenues through growing our base businesses; introducing new services, products and innovations; entering new markets and making acquisitions; using technology to create competitive advantages; employing people who understand our clients business and markets and who delight our clients; and creating shareholder value.

Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920s by Houston Harte and Bernard Hanks. In 1972, Harte-Hanks went public and was listed on the New York Stock Exchange. We became private in a leveraged buyout initiated by management in 1984. In 1993, we again went public and listed our common stock on the NYSE. In 1997, we sold all of our remaining traditional media operations (consisting of newspapers, television and radio companies) in order to focus all of our efforts on two business segments - direct marketing services and shoppers operations.

Harte-Hanks provides public access to all reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “1934 Act”). These documents may be accessed free of charge on our website at the following address: http://www.harte-hanks.com. Since November 15, 2002, these documents have been provided as soon as practical after they are filed with the SEC. The documents may also be found at the SEC’s website at http://www.sec.gov. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and corporate governance and nominating committees. We will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

DIRECT MARKETING

General

Direct marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Our Direct Marketing clients include many of the largest retailers; financial companies including banks, financing companies, mutual funds and insurance companies; high-tech and telecommunications companies; and pharmaceutical companies and healthcare organizations. Direct Marketing clients are also from such selected markets as automotive, utilities, consumer packaged goods, hospitality, publishing, business services, energy and government/not-for-profit. We believe that we have the ability to provide services to new industries and markets by modifying our services and applications as opportunities are presented. In 2005, Harte-Hanks Direct Marketing had revenues of $694.6 million, which accounted for approximately 61% of our total revenues.

Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through 37 facilities worldwide, 11 of which are located outside of the United States. Each of these centers possesses some specialization and all sites are linked together to support the needs of our clients.

We utilize various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment with a range of services organized around five solution points:

•	Construct and update the database;
•	Access the data;
•	Analyze the data;
•	Apply the knowledge; and
•	Execute the programs.

Harte-Hanks Direct Marketing uses various processes and technology as an enabler to capture, analyze and disseminate customer and prospect data across all points of customer contact. Using both proprietary software and open software solutions, we build contact databases for our clients using the information gained from the client’s marketing activities across different media such as mail, websites, e-mail, teleservices, trade shows, point-of-sale and other sources. We believe that these databases enable clients to measure the return on their marketing communications and make more informed decisions about future marketing efforts. We help clients manage the inquiries they receive from their marketing efforts, also from a myriad of sources. These inquiries, or leads, are qualified, tracked and distributed both to appropriate sales channels and to client management for analysis, decision-making and/or additional interaction in order for clients to manage their customer and prospect relationships more effectively.

We also build customized marketing databases for specific clients and provide them with easy-to-use tools to perform analysis and to target their best customers and prospects. Using our proprietary name and address matching software, the Trillium Software System®, we investigate and standardize large numbers of customer records from multiple sources, integrate them into a single database for each client and, if needed, append demographic and lifestyle information.

Our Allink® databases are built for clients from a range of facilities, each specializing in specific market segments. These databases are moved to the client’s site or maintained at Harte-Hanks with online access from client locations. In addition to building a client’s database and providing solutions for analytics and campaign management, we perform regular database updates.

In addition, we operate as a service bureau, preparing list selections, maximizing deliverability and reducing clients’ mailing costs through our Advanced Data Quality services, which include sophisticated postal coding, hygiene and address updates through a non-exclusive National Change of Address license with the U.S. Postal Service.

As a further extension of the client’s marketing arm, we provide marketing research and analytics services to capitalize on the growing demand for greater customer insight. Specific capabilities include tracking and reporting, media analysis, modeling, database profiling, primary data collection, marketing applications, consulting and program development.

We offer direct marketing agency services to create the plan to manage direct marketing communication efforts. These services combine information-based strategy and brand-building creative efforts across both traditional direct and interactive media – channel neutral.

In addition, Harte-Hanks provides a variety of services to help clients develop and execute targeted marketing communication programs. These include services such as telephone, email using our proprietary Postfuture® offering, website development and search marketing, personalization of communication pieces using laser and inkjet printing, targeted mail and fulfillment, transportation logistics, and printing.

Our mail tracking capability and long-standing relationship with the U.S. Postal Service help ensure that customer mailings reach their destinations on time. By controlling the final stage of the print distribution process through its logistics operations, we facilitate the delivery of our clients’ materials while holding costs to a minimum.

Customers

Direct marketing services are marketed to specific industries or markets with services and software products tailored to each industry or market. We are able to provide services to new industries and markets by modifying our existing services and applications. We currently provide direct marketing services to all of our primary vertical markets including retail, high-tech/telecom, financial services and pharmaceutical/healthcare, in addition to a range of selected markets. Our Direct Marketing business is not overly dependent on any one client or any group of clients. The largest client, measured in revenue, comprised 8% of total Direct Marketing revenues and 5% of our total revenues in 2005, respectively. The largest 25 clients, measured in revenue, comprised 39% of total Direct Marketing revenues and 24% of our total revenues in 2005, respectively.

Backlogs

We do not experience backlogs in our Direct Marketing business.

Sales and Marketing

The national direct marketing sales force of Harte-Hanks is headquartered in Cincinnati, Ohio, with additional offices maintained throughout the United States. There are also product specific sales forces and sales groups in Europe, Australia, South America and Asia. The sales forces, with industry-specific knowledge and experience, emphasize the cross-selling of a full range of direct marketing services and are supported by employees in each sector. The overall sales focus is to position Harte-Hanks as a marketing partner offering various services and solutions (including end-to-end) as required to meet our client’s targeted marketing needs.

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

Langhorne, Pennsylvania

Monroe Township, New Jersey

New York, New York

Ontario, California

Pennsauken, New Jersey

Richardson, Texas

River Edge, New Jersey

San Diego, California

Shawnee, Kansas

Sterling Heights, Michigan

Westville, New Jersey

Wilkes-Barre, Pennsylvania

National Markets Headquarters

Cincinnati, Ohio

International Offices

Aldermaston, United Kingdom

Dublin, Ireland

Frenchs Forest, Australia

Hasselt, Belgium

Madrid, Spain

Manila, Philippines

Melbourne, Australia

São Paulo, Brazil

Sèvres, France

Stuttgart, Germany

Uxbridge, United Kingdom

For more information please refer to Item 2 - Properties.

Competition

Direct marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of client personnel who make buying decisions, client consolidations and changing client needs and preferences. In addition, our Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. This competition comes from numerous local, national and international direct marketing companies which we compete against for individual projects and entire client relationships. There are various competitive factors in our industry, including, the quality of service, technical and strategic expertise, the value of the services provided as compared to the price of the services, reputation and brand recognition. We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general. Failure to continually improve our current processes, advance and upgrade our technology applications and to develop new products and services could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth. There are various competitive factors in our industry, including, the quality of service, technical and strategic expertise, the value of the services provided as compared to the price of the services, reputation and brand recognition. We believe that our capabilities and breadth of services, combined with our national and worldwide production capability, industry focus and ability to offer a full range of integrated services, enable us to compete effectively.

Seasonality

Our Direct Marketing business is somewhat seasonal as revenues in the fourth quarter tend to be at least 10% higher than revenues in other quarters during a given year. This increased revenue is a result of overall increased marketing activity prior to and during the holiday season.

SHOPPERS

General

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues, and is the only U.S. targeted media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.

As of December 31, 2005, Shoppers delivered more than 12 million shopper packages in five major markets each week covering the greater Los Angeles market (Los Angeles County, Orange County, Riverside County, San Bernardino County, Ventura County and Kern County), the greater San Diego market, Northern California (San Jose, Sacramento, Stockton and Modesto), South Florida (Dade County and Broward County) and the greater Tampa market. Two editions of the shopper publication are delivered to approximately 240,000 households and businesses in South Orange County where both an “early” and “late” edition PennySaver are published each week. Our California publications account for 80% of Shoppers’ weekly circulation.

Harte-Hanks publishes 1,047 individual shopper editions each week distributed to zones with circulation of approximately 12,000 each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. We believe that our zoning capabilities and production technologies have enabled us to saturate and target areas in a number of ways including geographic, demographic, lifestyle, behavioral and language allowing our advertisers to effectively target their customers. Our strategy is to increase our share of local advertising in our existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas. In 2005, Harte-Hanks Shoppers had revenues of $440.4 million, accounting for approximately 39% of our total revenues.

On April 20, 2005 we acquired The Flyer, a weekly shopper publication delivered by mail with circulation of 955,000 in the Tampa, Florida metropolitan area. Including this acquired circulation, total Shoppers circulation increased by almost 1.3 million during 2005. During the year the Harte-Hanks Shoppers PennySaver publication in Southern California expanded circulation by 176,500. The Harte-Hanks Shoppers PennySaver publication in Northern California increased geographic coverage by adding 69,500 circulation. The Harte-Hanks Shoppers publication The Flyer, located in South Florida, expanded geographically by 6,500 circulation. The Harte-Hanks Shoppers publication The Flyer, located in the Tampa, Florida area expanded circulation by 92,000 from the date of the acquisition in April 2005 to the end of 2005. At December 31, 2005, Shoppers circulation reached more than 12 million (including 240,000 in South Orange County California, where Shoppers publish two editions each week). We plan to cover an additional circulation of at least one million over the next several years in Northern California, Southern California, South Florida and the Tampa area. We believe that expansions provide increased revenues and, ultimately, increased operating income as the publications in these new areas mature.

Publications

The following table sets forth certain information with respect to shopper publications:

		December 31, 2005
Market	Publication Name	Circulation	Number of Zones
Greater Los Angeles	PennySaver	5,621,000	499
Greater San Diego	PennySaver	1,849,500	156
Northern California	PennySaver	2,601,000	208
South Florida	The Flyer	1,444,500	112
Greater Tampa	The Flyer	1,047,200	72

Total:		12,563,200	1,047

Our shopper publications contain classified and display advertising and are delivered by Standard Mail saturation. The typical shopper publication contains approximately 47 pages and is 7 by 9 1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; “print and deliver” single-sheet inserts designed and printed by us; coupon books; preprinted inserts; and four-color glossy flyers printed by third party printers. In addition, our shoppers offer advertising over our internet sites – www.pennysaverusa.com for our California publications and www.theflyer.com for our South Florida and Tampa, Florida publications.

We have acquired, developed and applied innovative technology and customized equipment in the publication of our shoppers, contributing to efficiency and growth. A proprietary pagination system has made it possible for over a thousand weekly zoned editions to be designed, built and output to plate-ready negatives in a paperless, digital environment. Automating the production process saves on labor, newsprint, and overweight postage. This software also allows for better ad tracking, immediate checks on individual zone and ad status, and more on-time press starts with less manpower.

Customers

Shoppers serves both business and individual advertisers in a wide range of industries, including real estate, employment, automotive, retail, high-tech/telecom, financial services, and a number of other industries. Shoppers is not overly dependent on any one client or any group of clients. The largest client, measured in revenue, comprised 3% of total Shoppers revenue and 1% of our total revenue in 2005, respectively. The top 25 clients in terms of 2005 revenue comprised 17% of Shoppers revenues and 7% of our total revenue in 2005, respectively.

Backlogs

We do not experience backlogs in our Shoppers business.

Sales and Marketing

We maintain local Shoppers sales offices throughout our geographic markets and employ more than 723 commissioned sales representatives who develop both targeted and saturation advertising programs for clients. The sales organization provides service to both national and local advertisers through its telemarketing departments and field sales representatives. Shopper clients vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core clients continue to be local service businesses and small retailers. We also focus our marketing efforts on larger national accounts by emphasizing our ability to deliver saturation advertising in defined zones, or even partial zones for inserts, in combination with advertising in the shopper publication.

Additional focus is placed on particular industries/categories through the use of sales specialists. These sales specialists are primarily used to target automotive, real estate and employment advertisers.

We utilize proprietary sales and marketing systems to enter client orders directly from the field, instantly checking space availability, ad costs and other pertinent information. These systems efficiently facilitate the placement of advertising into multiple-zoned editions and include built-in error-reducing safeguards that aid in minimizing costly sales adjustments. In addition to allowing advertising information to be entered for immediate publication, these systems feed a relational client database enabling sales personnel to access client history by designated variables to facilitate the identification of similar potential clients and to assist with timely follow-up on existing clients.

Shoppers Facilities

Our shoppers are produced at owned or leased facilities in the markets they serve. We have six production facilities – three in Southern California, one in Northern California, one in Southern Florida and one in Tampa, Florida – and 33 sales offices.

For more information please refer to Item 2 - Properties.

Competition

Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers, the internet, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve our current processes, advance and upgrade our technology applications and to develop new products and services could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services and geographic areas could adversely affect our growth. We believe that our production systems and technology, which enable us to publish separate editions in narrowly targeted zones, and our local ad content, allow us to compete effectively, particularly in large markets with high media fragmentation.

Seasonality

Our shoppers business is somewhat seasonal in that revenues from the last two publication dates in December and first two to three publication dates in January each year are affected by a slowdown in advertising by businesses and individuals after the holidays. In general the second and third quarters are Shoppers highest revenue quarters.

US AND FOREIGN GOVERNMENT REGULATIONS

Our business is subject to various laws that regulate various aspects of direct marketing, the internet and emerging technologies, including on-line content, email, intellectual property, privacy, and taxation. In addition, federal, state, local and foreign governmental organizations also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate various direct marketing services and products. There is privacy legislation pending in Congress and in most of the 50 states, and we anticipate that additional legislation will continue to be introduced in the future. In addition, the European Union and European Commission have adopted directives to address the regulation of various areas related to marketing, including privacy, e-commerce, security, and consumer protection.

It is not known how courts will interpret both existing and new laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. This pending legislation could result in restrictions placed upon the collection, management, aggregation, transfer and use of information that is legally available. It is also possible that we could be prohibited from disseminating certain types of data. In addition, our business may be indirectly affected by the effect that this legislation may have on our clients. There could be a material adverse impact on our business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from public concern over consumer privacy and security issues.

INTELLECTUAL PROPERTY RIGHTS

We seek to protect our intellectual property through a combination of license agreements and trademark, service mark, copyright, patent and trade secret laws. We enter into confidentiality agreements with our employees, vendors and clients and use our best efforts to limit access to and distribution of proprietary information licensed from third parties. We pursue the protection of our trademarks in the United States and internationally. Our efforts to protect our intellectual property rights could be inadequate to deter misappropriation of our proprietary information. Furthermore, we may not be able to detect all instances of unauthorized use of our intellectual property.

EMPLOYEES

As of December 31, 2005, Harte-Hanks employed 6,467 full-time employees and 639 part-time employees, as follows: direct marketing – 4,132 full-time and 240 part-time employees; shoppers – 2,314 full-time and 398 part-time employees; and corporate office – 21 full-time employees and 1 part-time employee. None of the work force is represented by labor unions. We consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

From time to time, in written reports, filings and oral statements by senior management, we may express our expectations regarding future performance. These “forward-looking statements” are inherently uncertain, and events could turn out to be other than what we expected. Statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” “may,” “should,” “would,” “projects,” “predicts,” “continues” and similar expressions or the negative of these terms constitute forward-looking statements that involve risks and uncertainties. Those statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed in this section entitled “Risk Factors”. Those risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those anticipated.

Set forth below are some key factors and important risks, uncertainties and contingencies that could cause our actual results, performances or achievements, to be materially different from our forward-looking statements, including our revenues, net income and earnings per share; however, the risks described below are not the only ones we face. Additional risks and uncertainties that are not presently known, or that we currently consider immaterial, could also impair our business operations.

Risks Related to our Business

We face intense competition.

Direct marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of client personnel who make buying decisions, and changing client needs and preferences. Consequently, our Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. This competition comes from numerous local, national and international direct marketing companies which we compete against for individual projects and entire client relationships. We also compete against print and electronic media and other forms of advertising for advertising dollars in general. In addition, our ability to attract new clients and to retain existing clients may, in some cases, be limited by clients’ policies on or perceptions of conflicts of interest. These policies can prevent us from performing similar services for competing products or companies. Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, shoppers, the internet, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Our failure to improve our current processes or to develop new products and services could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth.

We must be able to attract, maintain and retain qualified personnel.

We believe that our future prospects will depend in large part upon our ability to attract, train and retain highly skilled technical, client services and administrative personnel. While the demand for personnel is dependent on employment levels and general economic conditions, qualified personnel historically have been in great demand and from time to time and in the foreseeable future will likely remain a limited resource. There can be no assurance that we will be able to retain our existing personnel or attract and retain qualified employees. We are dependent on the efforts, abilities, experience and expertise of our current officers, particularly our Chief Executive Officer and Chief Financial Officer, and the Chairman of our Board of Directors. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position or operating results.

We must maintain technological competitiveness.

We believe that our future success will be dependent on, among other things, maintaining technological competitiveness in our direct marketing and shopper products, processing functionality, and software systems and services. Advances in information technology may result in changing client preferences for products and product delivery formats in our industry. We must continually improve our current processes and develop and introduce new products and services in order to match our competitors’ technological developments and the increasingly sophisticated requirements of our clients. We might not be able to successfully identify, develop and bring new and enhanced services and products to market in a timely manner, that such services or products will be commercially successful or that services, products or technologies developed by others will not render our services and products noncompetitive or obsolete.

We may not be able to protect our computer systems and databases.

Our ability to protect our data centers against damage from a security breach, fire, power loss, telecommunications failure or other disasters is critical to our future. We believe we have taken reasonable precautions to protect our data centers from events that could interrupt our operations. Any damage to our data centers that causes interruptions in our operations could affect our ability to meet our clients’ requirements, which could have a material adverse effect on our business, financial position or operating results.

Data suppliers could withdraw data.

We purchase or license much of the data we use. There could be a material adverse impact on our Direct Marketing business if owners of the data we use were to withdraw or cease to allow access to the data. Data providers could withdraw their data if there is a competitive reason to do so or if additional legislation is passed restricting the use of the data. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our clients would be materially adversely affected.

We must successfully integrate acquisitions.

We continue to pursue acquisition opportunities. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions would be achieved. We believe that we will be able to successfully integrate recently acquired businesses into existing operations but there is no certainty that future acquisitions will be consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into our operations. The failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions into existing operations could result in not achieving planned revenue growth or negatively impact our net income and earnings per share.

We are vulnerable to increases in paper prices .

In recent years, newsprint prices have fluctuated widely. We maintain, on average, less than 30 days of paper inventory and do not purchase our paper pursuant to long-term paper contracts. Because we have a limited ability to protect ourselves from fluctuations in the price of paper or to pass increases costs along to our clients, these fluctuations could materially affect the results of our operations.

We are vulnerable to increases in postal rates and disruptions in postal services.

Our Shoppers and Direct Marketing services depend on the United States Postal Service to deliver products. Our shoppers are delivered by Standard Mail, and postage is the second largest expense, behind payroll, in our Shopper business. Standard postage rates had been unchanged since the beginning of the third quarter of 2002, but did increase in the first quarter of 2006, and likely will increase again in the future. Overall Shoppers postage costs are expected to grow as a result of anticipated increases in circulation and insert volumes. Postal rates also influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. Thus far, we have not experienced a significant negative financial impact as a result of the most recent postal rate increase, but there is no assurance that this and future postal increases will not have an adverse impact on us.

Our international operations subject us to risks associated with operations outside the U.S.

Harte Hanks Direct Marketing conducts business outside of the United States. During 2005, approximately 9.5% of Harte Hanks Direct Marketing’s revenues were derived from businesses outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

•	social, economic and political instability;

•	changes in U.S. and foreign governmental legal and requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	inflation;

•	the potential for nationalization of enterprises;

•	potentially adverse tax treatment;

•	less favorable foreign intellectual property laws that would make it more difficult to protect our intellectual properties from appropriation by competitors;

•	longer payment cycles for sales in foreign countries; and

•	the costs and difficulties of managing international operations.

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

We must maintain effective internal controls.

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. We believe that our internal controls over financial reporting currently provide reasonable assurance of achieving their control objectives, however no system of internal controls can be designed to provide absolute assurance of effectiveness. If we fail to maintain a system of effective internal controls, it could have a material adverse effect on our business, financial position or operating results. Additionally, adverse publicity related to a failure in our internal controls over financial reporting could have a negative impact on our reputation and business.

Fluctuation in our Revenue and Operating results may impact our stock price.

Fluctuations in our quarterly revenues and operating results in any future period that fall below the expectations of securities analysts and investors could cause a decline in our stock price. These fluctuations could be caused by unanticipated variations in the size, budget, or progress toward the completion of our engagements; variability in the market demand for our services, client consolidations or the unanticipated termination of several major client engagements.

The granting of stock options to our employees could affect our expenses and affect our stock price.

New stock option accounting rules will increase our reported expenses, which could affect the price of our common shares. Effective January 1, 2006, we became subject to new stock option accounting rules that require that compensation costs related to share-based payment transactions, including stock options, restricted stock and performance stock units, be recognized in our financial statements. Previously, we accounted for stock-based compensation of employees using the intrinsic value method, which resulted in no compensation expense charged against income for stock options grants to employees where the exercise price was equal to the market price of the underlying stock at the date of grant. Future grants of options, stock or other forms of equity, however, will require us to recognize compensation expense in our income statement, increasing our reported expenses for the same activities and negatively impacting our earnings per share.

General economic conditions could result in reduced demand for our products and services.

Economic downturns often severely affect the marketing services industry. In the past, our customers have responded, and may respond in the future, to weak economic conditions by reducing their marketing budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses. In addition, revenues from our Shoppers business are dependent to a large extent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national and international economies. A lasting economic recession or downturn in the United States economy and the economies we operate in abroad, could have material adverse effects on our business, financial position or operating results.

Our Shoppers business is geographically concentrated and is subject to the California and Florida economies.

Our Shoppers business is concentrated geographically in California and Florida. A large disaster, such as a flood, hurricane, earthquake or other disaster or condition that disables our facilities, immobilizes the United States Postal Service or causes a significant negative change in the economies of these regions could have a material adverse effect on our business, financial position or operating results.

Changes in legislation, judicial interpretations, or the consumer environment could affect us.

Our business is subject to various laws that regulate various aspects of direct marketing, the internet and emerging technologies, including on-line content, email, intellectual property, privacy, and taxation. In addition, federal, state, local and foreign governmental organizations also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate various direct marketing services and products. There is privacy legislation is pending in Congress and in most of the 50 states, and we anticipate that additional legislation will continue to be introduced in the future. In addition, the European Union and European Commission have adopted directives to address the regulation of various areas related to marketing, including privacy, e-commerce, security, and consumer protection.

It is not known how courts will interpret both existing and new laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. This pending legislation could result in restrictions placed upon the collection, management, aggregation, transfer and use of information that is legally available. It is also possible that we could be prohibited from disseminating certain types of data. In addition, our business may be indirectly affected by our clients who may be subject to such legislation. There could be a material adverse impact on our business due to the enactment of legislation or industry regulations, the issuance of judicial interpretations, or simply a change in customs, arising from public concern over consumer privacy and security issues.

Interest rate increases could affect our financial position.

Interest rate movements in Europe and the United States can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents. Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically Eurodollar rates due to their impact on interest related to our $125 million credit facility. We also have exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position or operating results.

War or terrorism could affect our business.

War and/or terrorism or the threat of war and/or terrorism involving the United States could have a significant impact on our business, financial position or operating results. War or the threat of war could substantially affect the levels of advertising expenditures by clients in each of our businesses. In addition, each of our businesses could be affected by operation disruptions and a shortage of supplies and labor related to such a war or threat of war.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in San Antonio, Texas and we occupy approximately 17,000 square feet of leased premises at that location. Our business is conducted in facilities worldwide containing aggregate space of approximately 3.4 million square feet. Approximately 3.2 million square feet are held under leases, which expire at dates through 2023. The balance of the properties, used in our Southern California shopper operations, Westville, New Jersey direct marketing operations and Hasselt, Belgium direct marketing operations, are owned.

ITEM 3. LEGAL PROCEEDINGS

From time to time we become involved in various claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits are not expected to have a material effect on our financial condition or operations. In addition, we have no tax shelters and, therefore, during 2005 there have been no tax shelter penalties assessed by the Internal Revenue Service against us or our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the New York Stock Exchange (symbol: HHS). The reported high and low quarterly sales price ranges for 2005 and 2004 were as follows:

	2005		2004
	High	Low	High	Low
First Quarter	27.62	25.24	23.42	21.38
Second Quarter	30.98	26.11	24.88	22.51
Third Quarter	30.18	25.62	25.68	23.56
Fourth Quarter	26.82	25.39	27.00	24.13

In 2005, quarterly dividends were paid at the rate of 5.0 cents per share. In 2004, quarterly dividends were paid at the rate of 4.0 cents per share.

In January 2006, we announced an increase in the regular quarterly dividend from 5.0 cents per share to 6.0 cents per share, payable March 15, 2006 to holders of record on March 1, 2006.

As of March 1, 2006, there are approximately 2,900 holders of record.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our equity securities during the fourth quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – 31, 2005(2)	486,800	$26.02	486,800	7,325,728
November 1 – 30, 2005	753,864	$25.94	745,000	6,580,728
December 1 – 31, 2005	289,538	$26.47	225,600	6,355,128

Total	1,530,202	$26.06	1,457,400

(1)	During the fourth quarter of 2005, 1,457,400 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board authorized the repurchase of up to 49,900,000 shares of our outstanding common stock. As of December 31, 2005 we had repurchased a total of 43,544,872 shares at an average price of $17.39 per share under this program.
(2)	On October 31, 2005, we purchased 100,000 shares of our common stock for $25.60 per share (the closing price per share of our common stock on October 31, 2005) from Mr. Houston H. Harte. Mr. Harte is a member of our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary

In thousands, except per share amounts	2005	2004	2003	2002	2001
Statement of Operations Data
Revenues	$1,134,993	$1,030,461	$944,576	$908,777	$917,928
Operating expenses
Payroll, production and distribution	825,568	755,715	692,170	652,243	653,002
Advertising, selling, general and administrative	88,067	80,682	75,886	73,518	76,376
Depreciation	29,918	28,169	29,433	32,128	32,079
Goodwill and intangible amortization	1,427	600	600	600	16,841

Total operating expenses	944,980	865,166	798,089	758,489	778,298

Operating income	190,013	165,295	146,487	150,288	139,630
Interest expense, net	1,760	679	687	934	2,578
Net Income	114,458	97,568	87,362	90,745	79,684
Earnings per common share—diluted	1.34	1.11	0.97	0.96	0.82
Cash dividends per common share	0.20	0.16	0.12	0.10	0.08
Weighted-average common and common equivalent shares outstanding—diluted	85,406	87,806	89,982	94,872	97,174
Adjusted data to exclude amortization of goodwill, net of tax effect (a)
Net Income	114,458	97,568	87,362	90,745	91,700
Earnings per common share—diluted	1.34	1.11	0.97	0.96	0.94
Segment Data
Revenues
Direct Marketing	694,558	641,214	584,804	573,826	601,901
Shoppers	440,435	389,247	359,772	334,951	316,027

Total revenues	$1,134,993	$1,030,461	$944,576	$908,777	$917,928

Operating income
Direct Marketing	$108,095	$90,856	$76,641	$83,872	$85,020
Shoppers	94,231	85,857	78,007	74,564	63,398
General corporate	(12,313)	(11,418)	(8,161)	(8,148)	(8,788)

Total operating income	$190,013	$165,295	$146,487	$150,288	$139,630

Operating income excluding amortization of goodwill (a)
Direct Marketing	$108,095	$90,856	$76,641	$83,872	$97,171
Shoppers	94,231	85,857	78,007	74,564	67,470
General corporate	(12,313)	(11,418)	(8,161)	(8,148)	(8,788)

Total operating income	$190,013	$165,295	$146,487	$150,288	$155,853

Capital expenditures	$28,215	$35,146	$31,915	$17,358	$26,445
Balance sheet data (at end of period)
Property, plant and equipment, net	$112,911	$113,770	$97,747	$94,154	$109,428
Goodwill and other intangibles, net	519,419	460,238	439,823	440,067	438,325
Total assets	889,663	828,353	759,130	736,732	771,049
Total long term debt	62,000	—	5,000	16,300	48,312
Total stockholders’ equity	$561,346	$571,799	$555,598	$532,533	$552,366

(a)	Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which established new accounting and reporting requirements for goodwill and other intangible assets and eliminated the amortization of goodwill. See Note A of the “Notes to Consolidated Financial Statements” for further discussion of SFAS No. 142.

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

In 2005, Harte-Hanks Direct Marketing had revenues of $694.6 million, which accounted for approximately 61% of our total revenues. Direct marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We believe that we have the ability to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through 37 facilities worldwide, 11 of which are located outside of the United States. Each of these centers possesses some specialization and are linked together to support the needs of our clients. We utilize various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. Harte-Hanks Direct Marketing improves the return on our clients’ marketing investment with a range of services organized around five solution points:

•	Construct and update the database;

•	Access the data;

•	Analyze the data;

•	Apply the knowledge; and

•	Execute the programs.

We execute these solution points by providing a range of products and services including:

•	Database design and development;

•	Data processing and service bureau;

•	Software;

•	Data enhancements and list brokerage;

•	Analytics, modeling, research and strategy;

•	E-Care including online technical support and inbound email management;

•	Events management including registration and promotion;

•	Website design and management and hosting services;

•	Loyalty program management;

•	Sales lead management;

•	Web-based database marketing;

•	Technology databases;

•	Creative services;

•	Traditional and interactive media planning, placement and buying;

•	Strategic planning;

•	Fulfillment and distribution;

•	Graphics and printing solutions;

•	Inbound and outbound telemarketing including telesales and order processing;

•	Lettershop services including laser personalization;

•	Logistics; and

•	Email marketing.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. As of December 31, 2005, our shoppers are zoned into 1,047 separate editions with total circulation in excess of 12 million in California and Florida each week. We plan to cover an additional circulation of at least one million over the next several years in Northern California, Southern California, South Florida and the Tampa area. We believe that expansions provide increased revenues and, ultimately, increased operating income as the publications in these new areas mature. In 2005, our Shoppers segment had revenues of $440.4 million, which represented 39% of our total revenue.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Our shoppers operate in local markets and are largely affected by the strength of the local economies. Our principal expense items are payroll, postage and transportation.

Our strategy is based on seven key elements: being a market leader in each of our businesses; increasing revenues through growing our base businesses; introducing new services and products; entering new markets and making acquisitions; using technology to create competitive advantages; employing people who understand our clients business and markets; and creating shareholder value.

Results of Operations

Operating results were as follows:

In thousands except per share amounts	2005	% Change	2004	% Change	2003
Revenues	$1,134,993	10.1	$1,030,461	9.1	$944,576
Operating expenses	944,980	9.2	865,166	8.4	798,089

Operating income	$190,013	15.0	$165,295	12.8	$146,487

Net income	$114,458	17.3	$97,568	11.7	$87,362

Diluted earnings per share	$1.34	20.7	$1.11	14.4	$0.97

Year ended December 31, 2005 vs. Year ended December 31, 2004

Consolidated revenues increased 10.1%, to $1,135.0 million and operating income increased 15.0%, to $190.0 million, in 2005 compared to 2004. Our overall results reflect revenue increases in both the Direct Marketing and Shoppers segments. Direct Marketing results reflect increased revenues in all of that segment’s vertical markets including a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005. Shoppers results were influenced by the acquisition of The Flyer, located in Tampa, Florida in April 2005, which contributed about half of the revenue growth for the year. Shoppers results also reflect improved sales in established markets and new year-over-year geographic expansions and household growth in California and Florida. Overall operating expenses increased 9.2%, to $945.0 million, in 2005 compared to 2004. The increase in consolidated operating expenses was a result of increased operating expenses from both the Shoppers and Direct Marketing segments, as well as an increase in general corporate expense. The primary drivers of the increase in operating expenses were increased labor costs due to pay increases and higher production volumes, higher fuel costs in our direct marketing logistics business, higher postage costs due to higher shoppers volumes and higher paper costs due to higher rates and higher shoppers volumes.

Net income increased 17.3%, to $114.5 million, and diluted earnings per share grew 20.7%, to $1.34 per share, in 2005 when compared to 2004. The increase in net income was a result of increased operating income combined with a lower tax rate, partially offset by higher interest expense, in 2005 when compared to 2004. In 2006 we will begin expensing stock options and other equity compensation, which we estimate will impact 2006 diluted earnings per share by $0.06 to $0.07 cents per share.

Year ended December 31, 2004 vs. Year ended December 31, 2003

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

Direct Marketing

Direct Marketing operating results were as follows:

In thousands	2005	% Change	2004	% Change	2003
Revenues	$694,558	8.3	$641,214	9.6	$584,804
Operating expenses	586,463	6.6	550,358	8.3	508,163

Operating income	$108,095	19.0	$90,856	18.5	$76,641

Year ended December 31, 2005 vs. Year ended December 31, 2004

Revenue

Direct Marketing revenues increased $53.3 million, or 8.3%, in 2005 compared to 2004. These results reflect increased revenues in all of Direct Marketing’s vertical markets. Direct Marketing revenues benefited from a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005. This one-time project was performed for a client in the high-tech vertical market and accounted for approximately 20% of the revenue growth in 2005 compared to 2004. Revenues from the pharmaceutical/healthcare vertical market had double-digit growth in 2005 compared to 2004. The increased revenues from this vertical were a result of regulatory changes to Medicare, but were partially offset by the effects of drug recalls. Revenues from Direct Marketing’s select vertical markets group were also up double-digits in 2005 compared to 2004, with most of the growth coming from the manufacturing vertical market. Revenues from the retail vertical market, Direct Marketing’s largest vertical market in terms of annual revenue, increased near double digits. Revenues from the high-tech and financial services vertical markets were up in the mid-single digits in 2005 compared to 2004. All of the growth in the high-tech vertical was attributable to the one-time project discussed above. Absent this one-time project, revenues from the high-tech vertical would have been down in the low single digits in 2005 compared to 2004.

From a service offering perspective, Direct Marketing experienced increased revenues from logistics, data processing, telemarketing, personalized mail, database processing and agency-related work. Partially offsetting these increases were declines in revenues from customer care and fulfillment.

The acquisitions of Avellino Technologies Ltd. at the end of February 2004, Postfuture, Inc. in December 2004 and Communiqué Direct in February 2005 also positively affected our revenues in 2005 compared to 2004.

We have not seen any material change in the competitive landscape during 2005. We believe that our capabilities and breadth of services, combined with our national production capability, industry focus and ability to offer a full range of integrated services, enable us to compete effectively.

Revenues from our vertical markets in 2005 were impacted by the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. In general, revenues for Direct Marketing are affected by general national and international economic trends.

2006 revenues will depend on how successful we are at growing business with existing clients, acquiring new clients and meeting client demands and the strength of the national and international economy. We believe that we will continue to benefit from marketing and advertising expenditures being moved from other advertising media to the targeted media space, the results of which can be more effectively tracked enabling measurement of the return on marketing investment.

Operating Expense

Operating expenses increased $36.1 million, or 6.6%, in 2005 compared to 2004 as a result of increased labor costs, production and distribution costs, general and administrative expenses and depreciation and amortization expense. Labor costs increased $9.1 million, or 3.3%, in 2005 compared to 2004 as a result of higher payroll costs due to higher volumes in certain offerings and salary increases, and higher healthcare costs. Production and distribution costs increased $22.8 million, or 11.2% primarily due to higher logistics-related transportation costs, including increased fuel prices, higher outsourcing costs and increased repairs and maintenance expense, partially offset by decreased lease expense. General and administrative expense increased $3.0 million, or 6.8%, due to increased employee expense, general business expenses and facilities related fees and services, partially offset by decreased insurance expense. Depreciation and amortization expense increased $1.2 million, or 5.3%, due to capital expenditures to support revenue growth. The acquisitions of Avellino Technologies Ltd. at the end of February 2004, Postfuture, Inc. in December 2004 and Communiqué Direct in February 2005 also contributed to the increase in operating expenses in 2005 compared to 2004.

Direct Marketing’s largest cost component is labor, and these costs are primarily variable and tend to fluctuate with revenues and the demand for our Direct Marketing services. Total healthcare costs increased in 2005, and healthcare costs in general are expected to continue to increase, and this increase is likely to impact Direct Marketing’s total labor costs and total operating expenses. Fuel costs also increased significantly in 2005 and are expected to remain at high levels for the foreseeable future. These fuel costs are expected to continue to impact Direct Marketing’s total production costs and total operating expenses.

Year ended December 31, 2004 vs. Year ended December 31, 2003

Revenue

Direct Marketing revenues increased $56.4 million, or 9.6%, in 2004 compared to 2003. These results reflect increased revenues in all of Direct Marketing’s vertical markets. Revenues from the high-tech/telecom and pharmaceutical/healthcare vertical markets had double-digit growth in 2004 compared to 2003. Revenues from the financial services vertical market increased near double digits in 2004 compared to 2003. Revenues from the retail vertical market, Direct Marketing’s largest vertical market in terms of annual revenue, were up in the mid-single digits. Direct Marketing’s select markets group also experienced mid-single-digit growth in 2004 over 2003, with the majority of the growth coming from the manufacturing and business services industries.

From a service offering perspective, Direct Marketing experienced increased revenues from customer care, analytics, software, fulfillment, logistics, targeted mail, telesales and agency-related business.

Operating Expense

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

Shoppers

Shoppers operating results were as follows:

In thousands	2005	% Change	2004	% Change	2003
Revenues	$440,435	13.2	$389,247	8.2	$359,772
Operating expenses	346,204	14.1	303,390	7.7	281,765

Operating income	$94,231	9.8	$85,857	10.1	$78,007

Year ended December 31, 2005 vs. Year ended December 31, 2004

Revenue

Shopper revenues increased $51.2 million, or 13.2%, in 2005 compared to 2004. The acquisition of The Flyer, located in Tampa, Florida in April 2005 contributed about half of this revenue growth. The remaining revenue increases primarily were the result of improved sales in established markets and new year-over-year geographic expansions and household growth in California and Florida. Total Shoppers circulation increased by almost 1.3 million during 2005, including the circulation in Tampa at the date of acquisition of approximately 955,000. During the year the Harte-Hanks Shoppers PennySaver publication in Southern California expanded circulation by 176,500. The Harte-Hanks Shoppers PennySaver publication in Northern California increased geographic coverage by adding 69,500 circulation. The Harte-Hanks Shoppers publication The Flyer, located in South Florida, expanded geographically by 6,500 circulation. The Harte-Hanks Shoppers publication The Flyer, located in the Tampa, Florida area expanded circulation by 92,000 from the date of the acquisition in April 2005 to the end of 2005. At December 31, 2005, Shoppers circulation reached more than 12 million (including 240,000 in South Orange County California, where Shoppers publish two editions each week). We believe that expansions provide increased revenue opportunities, and plan to cover an additional circulation of at least one million over the next several years in Northern California, Southern California, South Florida and the Tampa area. Newer areas initially tend to contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had strong growth from run-of-press (ROP, or in-book) advertising, primarily core sales, employment and real estate-related advertising. Revenues from distribution products were up slightly compared to 2004.

Operating Expense

Operating expenses increased $42.8 million, or 14.1%, in 2005 compared to 2004 as a result of increased labor costs, production and distribution costs, general and administrative costs and depreciation and amortization expense, as well as the acquisition of The Flyer located in Tampa, Florida. Total labor costs increased $14.2 million, or 13.1%. Excluding the Tampa acquisition, labor costs increased $5.4 million or 5.0%, due to higher payroll costs as a result of higher circulation volumes and expansions, and higher healthcare costs. Total production costs increased $23.5 million, or 14.9%. Excluding the Tampa acquisition, production costs increased $12.0 million or 7.6% including increased postage due to increased volumes and circulation growth, increased offload printing expense due to increased print-and-deliver volumes and higher printing rates, and increased paper costs due to increased rates. Total general and administrative costs increased $3.8 million, or 12.0%. Excluding the Tampa acquisition, general and administrative costs increased $1.9 million or 6.0%, primarily due to increased promotion costs, general business services and bad debt expense, partially offset by decreased insurance costs. Total depreciation and amortization expense was up $1.4 million or 24.2%, with the majority of the increase attributable to the Tampa acquisition. Intangible amortization related to the Tampa acquisition was $0.8 million during 2005.

Shopper revenue and operating results were also impacted in the fourth quarter by Hurricane Wilma, which moved across South Florida causing extensive wind and water damage and loss of electrical power to millions of homes and businesses. This resulted in the loss of one week’s publication and delay of another week’s publication in our South Florida Shopper, as well as expense associated with property damage to our facility. Our South Florida Shopper represents less than 10% of total Shoppers revenues and less than 3.5% of our total revenues.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Total healthcare costs increased in 2005 and healthcare costs in general are expected to continue to increase, and this increase is likely to impact Shoppers’ total labor costs and total operating expenses. Standard postage rates had been unchanged since the beginning of the third quarter of 2002, but did increase in the first quarter of 2006, and likely will increase again in the future. Increased postage rates will impact Shoppers total production costs, however we expect to partially offset this impact on operating results through advertising price increases. Newsprint prices increased throughout 2004 and 2005 and are expected to continue to increase in 2006. This increase impacted Shoppers production costs in 2005, and rising newsprint prices are expected to impact Shoppers production costs into 2006.

Year ended December 31, 2004 vs. Year ended December 31, 2003

Revenue

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

Operating Expense

Shoppers operating expenses rose $21.6 million, or 7.7%, in 2004 compared to 2003. Labor costs increased $6.3 million, or 6.2%, due to higher payroll costs as a result of higher volumes and circulation expansions, and higher unemployment taxes, partially offset by lower pension and health care expense. Production costs increased $13.8 million, or 9.6%, including additional postage of $6.6 million due to increased volumes, and increased paper costs due to increased volumes and rates. General and administrative costs increased $1.4 million, or 4.4%, due to increased general business services and bad debt expense, partially offset by decreased promotion expense. Depreciation expense increased $0.1 million, or 2.3%, due to new capital investments to support future growth.

General Corporate Expense

Year ended December 31, 2005 vs. Year ended December 31, 2004

General corporate expense increased $0.9 million, or 7.8%, during 2005 compared to 2004. The increase in general corporate expense was primarily a result of increased professional services, primarily consulting related to a state tax refund and Sarbanes-Oxley related costs, and increased labor, primarily payroll due to higher pension expense.

Year ended December 31, 2004 vs. Year ended December 31, 2003

General corporate operating expense increased $3.3 million, or 39.9%, to $11.4 million in 2004 compared to 2003. The increase in general corporate expense in 2004 was primarily a result of increased incentive compensation due to the Company’s financial performance and increased professional services.

Interest Expense

Interest expense increased $0.9 million in 2005 over 2004, due primarily to higher outstanding debt levels and higher interest rates. Interest expense increased $0.2 million in 2004 over 2003, due primarily to higher interest rates. Our debt at December 31, 2005 and 2004 is described in Note C of the “Notes to Consolidated Financial Statements,” included herein.

Interest Income

Interest income decreased $0.1 million in 2005 compared to 2004, primarily due to interest related to a tax refund we received in the first quarter of 2004. Interest income increased $0.2 million in 2004 compared to 2003, primarily due to interest related to a tax refund we received in the first quarter of 2004.

Other Income and Expense

Other net expense for 2005 and 2004 primarily consists of balance-based bank charges and stockholders expenses.

Income Taxes

Year ended December 31, 2005 vs. Year ended December 31, 2004

Income taxes increased $6.6 million in 2005, primarily due to higher pretax income levels, partially offset by $1.2 million and $1.3 million favorable resolutions of tax issues in the second and fourth quarters, respectively, of 2005. These favorable tax resolutions reduced our effective income tax rate from 40.1% in 2004 to 38.6% in 2005. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes.

Year ended December 31, 2004 vs. Year ended December 31, 2003

Income taxes increased $8.9 million in 2004, primarily due to higher pretax income levels. The effective income tax rate was 40.1% and 39.3% in 2004 and 2003, respectively.

Acquisitions

We made several acquisitions in 2005 and 2004.

In April 2005, we acquired substantially all of the assets of Flyer Printing Company, Inc. related to The Flyer, located in Tampa, Florida. The Flyer is a weekly shopper publication delivered by mail with circulation of 955,000 in the Tampa, Florida metropolitan area. The combination of The Flyer with our existing shopper operations increased total shopper circulation to approximately 12 million weekly. The total cost of the transaction was approximately $61.7 million and was paid in cash. The total amount of goodwill recognized in this transaction was $41.6 million. Intangible assets recognized in this transaction that are subject to amortization, relating to client relationships and non-compete agreements, totaled $8.3 million. Intangible assets recognized in this transaction that are not subject to amortization, relating to trademarks and trade names, totaled $7.6 million. All goodwill and intangibles recognized as part of this acquisition were assigned to the Shoppers segment. The operating results of the acquired assets have been included in the accompanying Consolidated Financial Statements from the date of acquisition.

In February 2005, we acquired long-standing Australian partner Communiqué Direct pursuant to a purchase option we acquired in June 2003. Founded in 1992, Communiqué Direct, located in a north suburb of Sydney,

Australia, was a privately held firm that provided a range of marketing and information services for the business-to-business sector across the Asia-Pacific region. Since 1998, Harte-Hanks and Communiqué Direct had worked with each other on many Pacific Rim marketing applications, focusing on our high-tech clients. The total cost of the transaction was approximately $1.6 million, which was paid in cash.

In December 2004, we acquired Postfuture, Inc., an e-mail service provider located in Richardson, Texas, that provides both e-mail technology and services, among them a platform that automates campaign and transactional e-mail delivery to support e-commerce, customer service, event communication, and lead nurturing. Postfuture’s offerings are being integrated into several existing Harte-Hanks solution offerings, including Allink on Demand®, CI Technology Database, and Allink Agent®, among others.

In April 2004, we acquired Dollar Saver, a local shopper publication in the fast-growing Hemet area in Southern California – and converted it to the PennySaver brand.

In February 2004, we acquired Avellino Technologies Ltd., a leading provider of data profiling technology. We have integrated Trillium Software System® and the Avellino Discovery software solution. Joining these two solutions allows organizations, for the first time with one solution provider, to define, assess, improve and monitor how well data meets the needs of enterprise business processes. We still offer Trillium Software and Avellino Discovery as stand-alone products as well as an integrated solution within the Trillium Software System. Founded in 1997, Avellino Technologies Ltd. is located in Aldermaston, UK.

We did not make any acquisitions in 2003.

Liquidity and Capital Resources

Cash provided by operating activities for 2005 was $145.4 million, a $7.9 million decrease compared to 2004. The decrease in 2005 primarily relates to a $4.9 million decrease in other accrued expenses in 2005 versus a $26.2 million increase, which related to increased taxes payable and accrued payroll and bonuses, in 2004. This decrease was partially offset by a $16.9 million increase in net income in 2005 compared to 2004.

Net cash outflows from investing activities were $91.3 million for 2005, compared to net cash outflows of $64.6 million in 2004. The increase in 2005 primarily relates to a higher amount spent on acquisitions, partially offset by a decrease in capital investments in 2005 compared to 2004.

Net cash used in investing activities for 2005 included $63.3 million for acquisitions and $28.2 million for capital expenditures. The Direct Marketing segment’s capital expenditures consisted primarily of product development and enhancement, additional computer capacity, computer and communication systems, and equipment upgrades. The Shoppers segment’s capital expenditures were primarily related to the Southern California color capacity expansion, common system software, additional computers and other production equipment. $61.7 million of the acquisition-related payments were made in the Shoppers segment, and the remaining $1.5 million were made in the Direct Marketing segment.

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

Net cash outflows from financing activities in 2005 were $68.3 million, compared to $82.1 million in 2004. The decrease in 2005 primarily relates to $52.0 million net borrowings of debt in 2005 compared to $5.0 million net borrowings of debt in 2004. This was partially offset by $28.5 million more spent repurchasing stock in 2005 than in 2004.

Management considers such factors as current assets, current liabilities, total debt, revenues, operating income and cash flows from operations, investing activities and financing activities when assessing our liquidity.

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

The Credit Facility also includes customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The Credit Facility provides for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of December 31, 2005, we were in compliance with all of the covenants of our credit facility.

Management believes that its credit facility, together with cash provided by operating activities, will be sufficient to fund operations and anticipated acquisitions, stock repurchases, capital expenditures and dividends for the foreseeable future. As of December 31, 2005, we had $63.0 million of unused borrowing capacity under our credit facility.

Contractual obligations at December 31, 2005 are as follows:

In thousands,	Total	2006	2007	2008	2009	2010	Thereafter
Debt	$62,000	$—	$—	$—	$—	$62,000	$—
Operating leases	93,721	23,556	20,201	15,554	12,174	8,987	13,249
Deferred compensation liability	6,672	702	702	702	702	702	3,162
Other long-term obligations	3,940	2,330	1,528	80	2	—	—

Total contractual cash obligations	$166,333	$26,588	$22,431	$16,336	$12,878	$71,689	$16,411

At December 31, 2005, we had letters of credit in the amount of $25.0 million. No amounts were drawn against these letters of credit at December 31, 2005. These letters of credit renew annually and exist to support insurance programs relating to workers’ compensation, automobile and general liability, and leases. We had no other off-balance sheet arrangements at December 31, 2005.

We paid a quarterly dividend of $0.05 per common share and $0.04 per common share in each of the quarters in the years ended December 31, 2005 and 2004, respectively. In January 2006, we announced an increase in the regular quarterly dividend from 5.0 cents per share to 6.0 cents per share, payable March 15, 2006 to holders of record on March 1, 2006.

During 2005 we repurchased approximately 4.3 million shares of our common stock for $114.2 million under our stock repurchase program. As of December 31, 2005 we have repurchased 43.5 million shares since the beginning of the stock repurchase program in January 1997. In November 2005 our Board of Directors authorized an additional 5 million shares under our stock repurchase program. Under this program, we had authorization to repurchase approximately 6.4 million additional shares at December 31, 2005.

During 2005 we received 0.2 million shares of our common stock, with an estimated market value of $4.7 million, in connection with stock option exercises. Since January 1997 we have received 1.5 million shares in connection with stock option exercises.

Critical Accounting Policies

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the “Notes to Consolidated Financial Statements” includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a discussion of the more significant accounting policies and methods.

Revenue Recognition

We recognize revenue at the time the service is rendered or the product is delivered. Payments received in advance of the performance of services or delivery of the product are recorded as deferred revenue until such time as the services are performed or the product is delivered.

For all sales, we require either a purchase order, a statement of work signed by the client, a written contract, or some other form of written authorization from the client.

Our accounting policy for revenue recognition has an impact on our reported results and relies on certain estimates that require judgments on the part of management. The portion of our revenue that is most subject to estimates and judgments is revenue recognized using the percentage-of-completion method, as discussed below.

Specifically, Direct Marketing revenue from certain projects and certain services such as database build services, internet web design, market research and analytical services may be billed at hourly rates or a set price. If billed at a set price, the revenue is recognized over the contractual period, using the percentage-of-completion method. Management estimates and judgments are used in connection with the revenue recognized in these instances. Should actual costs differ significantly from the original estimated costs, the timing of revenues and overall profitability of the contract could be impacted. Contracts accounted for under the percentage-of-completion method constituted less than 7.5% of total Direct Marketing revenue and less than 4.5% of our total revenue for the years ended December 31, 2005, 2004 and 2003.

Direct Marketing revenue is derived from a variety of services and products. Revenue from services such as creative and graphics, printing, personalization of communication pieces using laser and inkjet printing, targeted mail, fulfillment, agency services and transportation logistics are recognized as the work is performed. Revenue is typically based on a set price or rate given to the client.

Revenue from the ongoing production and delivery of data is recognized upon completion and delivery of the work and is typically based on a set price or rate. Revenue from database subscriptions is based on a set price and is recognized ratably over the term of the subscription.

Revenue from database build services may be billed based on hourly rates or at a set price. If billed at a set price, the database build revenue is recognized using the percentage-of-completion method based on individual costs incurred to date compared with total estimated contract costs.

Revenue from market research and analytical services may be billed based on hourly rates or a set price. If billed at a set price, the revenue is recognized using the percentage-of-completion method based on individual costs incurred to date compared with total estimated contract costs. In other instances, progress toward completion is based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion.

Revenue related to e-marketing, lead management, multi-channel customer care, inbound and outbound teleservices and technical support is typically billed based on a set price per transaction or service provided. Revenue from these services is recognized as the service or activity is performed.

Revenue from software is recognized in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the vendor-specific objective evidence of fair values of the respective elements. For software sales with multiple elements (for example, software licenses with undelivered post-contract customer support or “PCS”), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means we defer revenue from the software sale equal to the fair value of the undelivered elements. The fair value of PCS is based upon separate sales of renewals to other clients or upon renewal rates quoted in the contracts. The fair value of services, such as training and consulting, is based upon separate sales of these services to other clients.

The revenue allocated to PCS is recognized ratably over the term of the support period. Revenue allocated to professional services is recognized as the services are performed. The revenue allocated to software products, including time-based software licenses, is recognized, if collection is probable, upon execution of a licensing agreement and shipment of the software or ratably over the term of the license, depending on the structure and terms of the arrangement. If the licensing agreement is for a term of one year or less and includes PCS, we recognize the software and the PCS revenue ratably over the term of the license.

We apply the provisions of Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to our hosted software service transactions.

For certain non-software arrangements, we enter into contracts that include delivery of a combination of two or more of our service offerings. Typically, such multiple element arrangements incorporate the design and development of data management tools or systems and an ongoing obligation to manage, host or otherwise run solutions for our customer. Such arrangements are divided into separate units of accounting provided that the delivered item has stand-alone value and there is objective and reliable evidence of the fair value of the undelivered items. The total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple-element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., AICPA SOP 97-2 “Software Revenue Recognition”). If not, we apply the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The provisions of EITF 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exist. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. This might impact the timing of revenue recognition, but would not change the total revenue recognized from the arrangement.

Shoppers services are considered rendered, and the revenue recognized, when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the United States Postal Service.

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the minimum allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific clients’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. We recorded bad debt expense of $4.2 million, $3.0 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. Given the significance of accounts receivable to the consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We increased our deductible for individual healthcare claims from $150,000 to $175,000 and eliminated our aggregate annual claims deductible in 2005. We have a $250,000 deductible for automobile and general liability claims. Our deductible for workers’ compensation decreased from $1.0 million to $500,000 in October 2003. Management makes various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. If ultimate losses were 10% higher than our estimate at December 31, 2005, earnings would be impacted by up to $925,000, net of taxes. The amount that earnings would be impacted is dependent on the claim year and our deductible levels for that plan year. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statement of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Payroll” line of our Consolidated Statement of Operations.

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

We assess the impairment of our goodwill in accordance with SFAS No. 142, by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit. We have identified our reporting units as Direct Marketing and Shoppers. Fair value is determined using projected discounted future cash flows and cash flow multiple models, based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

Both the Direct Marketing and Shoppers segments are tested for impairment as of November 30 of each year, after the annual forecasting process for the upcoming fiscal year has been completed. We have not recorded an impairment loss in any of the three years ended December 31, 2005. Significant estimates utilized in our discounted cash flow model include weighted average cost of capital and the long-term rate of growth for each of our reporting segments. These estimates require management’s judgment. Any significant changes in key assumptions about our businesses and their prospects, or changes in market conditions, could have an impact on this annual analysis.

At December 31, 2005 and 2004, our goodwill balance was $502.8 million, net of $82.0 million of accumulated amortization, and $458.2 million, net of $82.0 million of accumulated amortization, respectively. Based upon our analysis, the estimated fair values of our reporting units as of December 31, 2005 were well in excess of the reporting units’ carrying values.

New Accounting Pronouncements

As discussed in Note A of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. The adoption of these pronouncements has not had, or is not expected to have, a material effect on our consolidated financial statements. The adoption of SFAS 123R in 2006 will require us to begin expensing stock options and other equity compensation which will decrease operating income, net income and earnings per share. We estimate the adoption of SFAS 123R will impact 2006 diluted earnings per share by $0.06 to $0.07 per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreement, which bears interest at variable rates based on Eurodollar rates (effective rate of 4.69% at December 31, 2005) and has a maturity date of August 12, 2010. At December 31, 2005, our debt balance was $62 million. Our earnings are also affected by changes in short-term interest rates as a result of a deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 7.25% at December 31, 2005) and has a balance of $6.7 million at December 31, 2005. Assuming the actual level of borrowing and deferred compensation balance throughout 2005 and assuming a one percentage point change in the year’s average interest rates, it is estimated that our 2005 net income would have changed by approximately $238,000. Due to our debt level and deferred compensation balance at December 31, 2005, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in the Consolidated Financial Statements beginning on page F-1.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated by reference in this Item 10, information from our definitive proxy statement for the May 16, 2006 Annual Meeting of Stockholders under the caption “Management — Directors and Executive Officers”, “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance”.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated by reference in this Item 11, information from our definitive proxy statement for the May 16, 2006 Annual Meeting of the Stockholders under the caption, “Executive Compensation and Other Information” except for those parts under the caption “Report of the Compensation Committee on Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated by reference in this Item 12, information from our definitive proxy statement for the May 16, 2006 Annual Meeting of Stockholders under the caption “Security Ownership of Management and Principal Stockholders”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is incorporated by reference in this Item 13, information from our definitive proxy statement for the May 16, 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is incorporated by reference in this Item 14, information regarding principal accountant fees and services under “Principal Auditor Fees and Services” in our definitive proxy statement for the May 16, 2006 Annual Meeting of Stockholders.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1)	Financial Statements:

The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements and Schedule” referenced in Item 8.

15(a)(2)	Financial Statement Schedule

The financial statement schedule filed as a part of this report is listed in the “Index to Consolidated Financial Statements and Schedule” referenced in Item 8.

15(a)(3)	Exhibits

Exhibit No.	Description of Exhibit
3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

10(a)	Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

10(b)	Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., as administrative agent, dated August 12, 2005 (filed as Exhibit 10.1 to Company’s Form 8-K dated August 12, 2005 and incorporated by reference herein).

Exhibit No.	Description of Exhibit
10(c)	Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000 (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1999 and Incorporated by reference herein).+

10(d)	Amendment One to Harte-Hanks, Inc. Amended and Restated Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

10(e)	Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).+

10(f)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).+

10(g)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).+

10(h)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).+

*10(i)	Form of Non Qualified Stock Option Agreement for employees granted under the Amended and Restated 1991 Stock Option Plan+

*10(j)	Form of Non Qualified Stock Option Agreement for directors granted under the Amended and Restated 1991 Stock Option Plan+

10(k)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 6, 1997, September 24, 1997, January 7, 1998 and January 28, 1998 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).+

10(l)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 12, 1999 and January 25, 1999 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).+

10(m)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for certain officers (filed as Exhibit 10.1.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).+

Exhibit No.	Description of Exhibit
10(n)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for non-officers. (filed as Exhibit 10.1.b to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).+

10(o)	2005 Omnibus Incentive Plan (filed as Annex A to the Company’s Definitive 14A Proxy Statement filed on April 25, 2005 and incorporated by reference herein).+

*10(p)	Form of 2005 Omnibus Non-Qualified Stock Option Agreement.+

10(q)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein). +

10(r)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein). +

10(s)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).+

10(t)	Agreement and Restated Severance Agreement between the Company and Richard Hochhauser dated as of December 15, 2000 (filed as Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein). +

10(u)	Severance Agreement between the Company and Pete Gorman (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

10(v)	Form Severance Agreement between the Company and Senior Vice Presidents of the Company (filed as Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

10(w)	Form Severance Agreement between the Company and Vice Presidents of the Company (filed as Exhibit 10.1 on the Company’s Form 8-K dated June 13, 2005 and incorporated by reference herein). +

10(x)	Agreement between Harte-Hanks, Inc. and Larry Franklin regarding role of Chairman of the Board of Directors of Harte-Hanks, Inc. dated as of April 1, 2002 (filed as Exhibit 10(m) to the Company’s Form 10-Q for the three months ended March 31, 2002 and incorporated by reference herein).+

Exhibit No.	Description of Exhibit

10(y)	Severance Agreement between Harte-Hanks, Inc. and Larry Franklin, dated as of December 15, 2000 (filed as Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporate by Reference herein).+

10(z)	Form of Non-Compete Agreement signed by certain officers and certain employees of the Company (filed as Exhibit 10.4 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).+

*14	Code of Ethics

*21	Subsidiaries of the Company

*23	Consent of KPMG LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte-Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE-HANKS, INC.

By:	/s/ Richard Hochhauser
Richard Hochhauser
President and Chief Executive Officer

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Richard Hochhauser	/s/ Dean Blythe
Richard Hochhauser	Dean Blythe
President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer

/s/ Jessica Huff	/s/ William F. Farley
Jessica Huff	William F. Farley, Director
Vice President, Finance and
Chief Accounting Officer

/s/ Larry Franklin	/s/ William K. Gayden
Larry Franklin, Chairman	William K. Gayden, Director

/s/ Houston H. Harte	/s/ Christopher M. Harte
Houston H. Harte, Vice Chairman	Christopher M. Harte, Director

/s/ David L. Copeland	/s/ Judy C. Odom
David L. Copeland, Director	Judy C. Odom, Director

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II - reserve accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harte-Hanks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
March 16, 2006

Management’s Report on Internal Control Over Financial Reporting

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.

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

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management, the internal auditors and the independent auditors to review and discuss internal controls over financial reporting and accounting and financial reporting matters. Our independent registered public accounting firm and internal auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we concluded that internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

March 16, 2006

/s/ Richard Hochhauser
Richard Hochhauser
President and Chief Executive Officer

/s/ Dean Blythe
Dean Blythe
Senior Vice President and
Chief Financial Officer

/s/ Jessica Huff
Jessica Huff
Vice President, Finance and
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Harte-Hanks, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Harte-Hanks is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Harte-Hanks, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Harte-Hanks, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005, and related financial statement schedule, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
March 16, 2006

Harte-Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$24,561	$38,807
Accounts receivable (less allowance for doubtful accounts of $3,832 in 2005 and $1,892 in 2004)	184,537	168,755
Inventory	7,947	6,086
Prepaid expenses	14,783	16,664
Deferred income tax asset	14,158	13,812
Other current assets	7,718	6,373

Total current assets	253,704	250,497

Property, plant and equipment
Land	3,385	3,463
Buildings and improvements	37,483	37,312
Software	85,927	76,347
Equipment and furniture	197,671	190,522

	324,466	307,644
Less accumulated depreciation and amortization	(214,873)	(204,669)

	109,593	102,975
Software development and equipment installations in progress	3,318	10,795

Net property, plant and equipment	112,911	113,770

Intangible and other assets
Goodwill (less accumulated amortization of $81,973 in 2005 and 2004)	502,750	458,171
Other intangible assets (less accumulated amortization of $4,360 in 2005 and $2,933 in 2004)	16,669	2,067
Other assets	3,629	3,848

Total intangible and other assets	523,048	464,086

Total assets	$889,663	$828,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,000
Accounts payable	62,978	55,632
Accrued payroll and related expenses	35,735	36,539
Customer deposits and unearned revenue	54,143	53,707
Income taxes payable	12,710	17,239
Other current liabilities	9,781	9,075

Total current liabilities	175,347	182,192

Long-term debt	62,000	—
Other long-term liabilities (including deferred income taxes of $53,270 in 2005 and $48,201 in 2004)	90,970	74,362

Total liabilities	328,317	256,554

Stockholders’ equity
Common stock, $1 par value, authorized: 250,000,000 shares Issued 2005: 115,453,416; Issued 2004: 114,505,329 shares	115,453	114,505
Additional paid-in capital	269,865	253,515
Retained earnings	980,505	882,750
Less treasury stock, 2005: 33,965,335; 2004: 29,524,064 shares at cost	(782,495)	(663,779)
Accumulated other comprehensive loss	(21,982)	(15,192)

Total stockholders’ equity	561,346	571,799

Total liabilities and stockholders’ equity	$889,663	$828,353

See Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Operations

	Year Ended December 31,
In thousands, except per share amounts	2005	2004	2003
Revenues	$1,134,993	$1,030,461	$944,576
Operating expenses
Payroll	418,056	394,417	357,811
Production and distribution	407,512	361,298	334,359
Advertising, selling, general and administrative	88,067	80,682	75,886
Depreciation	29,918	28,169	29,433
Intangible amortization	1,427	600	600

Total operating expenses	944,980	865,166	798,089

Operating income	190,013	165,295	146,487
Other expenses (income)
Interest expense	1,957	1,020	855
Interest income	(197)	(341)	(168)
Other, net	1,774	1,648	1,895

	3,534	2,327	2,582

Income before income taxes	186,479	162,968	143,905
Income tax expense	72,021	65,400	56,543

Net income	$114,458	$97,568	$87,362

Basic earnings per common share	$1.37	$1.13	$0.99

Weighted-average common shares outstanding	83,734	86,169	88,541

Diluted earnings per common share	$1.34	$1.11	$0.97

Weighted-average common and common equivalent shares outstanding	85,406	87,806	89,982

See Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2005	2004	2003
Cash Flows from Operating Activities
Net income	$114,458	$97,568	$87,362
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	29,918	28,169	29,433
Intangible amortization	1,427	600	600
Amortization of option-related compensation	161	101	100
Deferred income taxes	6,555	6,963	12,047
Other, net	459	534	379
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable, net	(14,250)	(14,215)	(15,024)
(Increase) decrease in inventory	(1,083)	(873)	86
Decrease (increase) in prepaid expenses and other current assets	829	(3,233)	2,931
Increase in accounts payable	6,171	7,442	7,145
(Decrease) increase in other accrued expenses and other liabilities	(4,938)	26,232	7,186
Other, net	5,707	4,029	(8,181)

Net cash provided by operating activities	145,414	153,317	124,064

Cash Flows from Investing Activities
Acquisitions	(63,274)	(29,705)	(343)
Purchases of property, plant and equipment	(28,215)	(35,146)	(31,915)
Proceeds from the sale of property, plant and equipment	165	268	621

Net cash used in investing activities	(91,324)	(64,583)	(31,637)

Cash Flows from Financing Activities
Long-term borrowings	112,000	55,000	45,000
Payments on debt	(60,000)	(50,000)	(56,300)
Issuance of common stock	10,397	12,287	12,885
Issuance of treasury stock	183	165	125
Purchase of treasury stock	(114,213)	(85,738)	(76,393)
Dividends paid	(16,703)	(13,792)	(10,619)

Net cash used in financing activities	(68,336)	(82,078)	(85,302)

Net (decrease) increase in cash and cash equivalents	(14,246)	6,656	7,125
Cash and cash equivalents at beginning of year	38,807	32,151	25,026

Cash and cash equivalents at end of year	$24,561	$38,807	$32,151

See Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity and Comprehensive Income

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2003	$111,535	$216,149	$722,231	$(491,793)	$(25,589)	$532,533

Common stock issued — employee benefit plans	213	3,199	—	—	—	3,412
Exercise of stock options for cash and by surrender of shares	1,533	10,392	—	(5,828)	—	6,097
Tax benefit of options exercised	—	6,282	—	—	—	6,282
Dividends paid ($0.12 per share)	—	—	(10,619)	—	—	(10,619)
Treasury stock issued	—	(26)	—	151	—	125
Treasury stock repurchased	—	—	—	(76,393)	—	(76,393)
Comprehensive income, net of tax:
Net income	—	—	87,362	—	—	87,362
Adjustment for minimum pension liability (net of tax of $2,652)	—	—	—	—	4,053	4,053
Foreign currency translation adjustment	—	—	—	—	2,746	2,746

Total comprehensive income						94,161

Balance at December 31, 2003	$113,281	$235,996	$798,974	$(573,863)	$(18,790)	$555,598

Common stock issued — employee benefit plans	175	3,347	—	—	—	3,522
Exercise of stock options for cash and by surrender of shares	1,049	10,345	—	(4,334)	—	7,060
Tax benefit of options exercised	—	3,818	—	—	—	3,818
Dividends paid ($0.16 per share)	—	—	(13,792)	—	—	(13,792)
Treasury stock issued	—	9	—	156	—	165
Treasury stock repurchased	—	—	—	(85,738)	—	(85,738)
Comprehensive income, net of tax:
Net income	—	—	97,568	—	—	97,568
Adjustment for minimum pension liability (net of tax of $1,519)	—	—	—	—	2,322	2,322
Foreign currency translation adjustment	—	—	—	—	1,276	1,276

Total comprehensive income						101,166

Balance at December 31, 2004	$114,505	$253,515	$882,750	$(663,779)	$(15,192)	$571,799

Common stock issued — employee benefit plans	174	3,874	—	—	—	4,048
Exercise of stock options for cash and by surrender of shares	774	7,311	—	(4,654)	—	3,431
Tax benefit of options exercised	—	5,133	—	—	—	5,133
Dividends paid ($0.20 per share)	—	—	(16,703)	—	—	(16,703)
Treasury stock issued	—	32	—	151	—	183
Treasury stock repurchased	—	—	—	(114,213)	—	(114,213)
Comprehensive income, net of tax:
Net income	—	—	114,458	—	—	114,458
Adjustment for minimum pension liability (net of tax of $3,567)	—	—	—	—	(5,450)	(5,450)
Foreign currency translation adjustment	—	—	—	—	(1,340)	(1,340)

Total comprehensive income						107,668

Balance at December 31, 2005	$115,453	$269,865	$980,505	$(782,495)	$(21,982)	$561,346

See Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements present the financial position and the results of operations and cash flows of Harte-Hanks, Inc. and subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparative purposes.

Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less at the time of purchase are considered to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the minimum allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific clients’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. We recorded bad debt expense of $4.2 million, $3.0 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Other intangibles with indefinite useful lives all relate to trademarks and trade names associated with the Tampa Flyer acquisition in April 2005, and were recorded at fair value in accordance with SFAS No. 142.

We assess the impairment of goodwill and other intangibles with indefinite lives in accordance with SFAS No. 142, by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit. We have identified our reporting units as Direct Marketing and Shoppers. Fair value is determined using projected discounted future cash flows and cash flow multiple models, based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill and other intangibles with indefinite lives by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill and other intangibles with indefinite lives exceeds its implied fair value, an impairment loss is recorded.

Both the Direct Marketing and Shoppers segments are tested for impairment as of November 30 of each year, after the annual forecasting process for the upcoming fiscal year has been completed. Based on the results of our impairment test, we have not recorded an impairment loss in any of the three years ended December 31, 2005.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at January 1, 2004	$312,810	$124,346	$437,156

Additional purchase consideration	19,430	1,585	21,015

Balance at December 31, 2004	$332,240	$125,931	$458,171

Additional purchase consideration	3,023	41,556	44,579

Balance at December 31, 2005	$335,263	$167,487	$502,750

As of December 31, 2005, the balance of other intangibles with indefinite lives was $7.6 million and was all related to the Shoppers segment. As of December 31, 2004, we did not have any intangibles with indefinite useful lives other than goodwill.

Other intangibles with definite useful lives are recorded on the basis of cost in accordance with SFAS No. 142 and are amortized on a straight-line basis over a period of 5 to 10 years. We assess the recoverability of other intangibles with definite lives by determining whether the amortization of the intangible balance over its remaining life can be recovered through projected undiscounted future cash flows over the remaining amortization period. If projected undiscounted future cash flows indicate that an unamortized intangible will not be recovered, an impairment loss is recognized based on projected discounted future cash flows. Cash flow projections are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

At December 31, 2005 the balance of other intangibles with definite useful lives was $9.1 million, net of $4.4 million of accumulated amortization and related to contact databases, client relationships and non-compete agreements. At December 31, 2004 the balance of other intangibles with definite useful lives was $2.1 million, net of $2.9 million of accumulated amortization. Amortization expense related to other intangibles with definite useful lives was $1.4 million, $0.6 million and $0.6 million for each of the years ended December 31, 2005, 2004 and 2003, respectively. Expected amortization expense is $1.6 million for the years ending December 31, 2006, 2007 and 2008, $1.5 million for the year ending December 31, 2009, and $1.2 million for the year ending December 31, 2010.

The changes in the carrying amount of other intangibles with definite useful lives for the years ended December 31, 2005 and 2004, are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at January 1, 2004	$2,667	$—	$2,667

Amortization expense	(600)	—	(600)

Balance at December 31, 2004	$2,067	$—	$2,067

Additional purchase consideration	100	8,329	8,429
Amortization expense	(620)	(807)	(1,427)

Balance at December 31, 2005	$1,547	$7,522	$9,069

Income Taxes

Income taxes are calculated using the asset and liability method required by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under SFAS No. 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income.

Earnings Per Share

Basic earnings per common share are based upon the weighted-average number of common shares outstanding. Diluted earnings per common share are based upon the weighted-average number of common shares outstanding and dilutive common stock equivalents from the assumed exercise of stock options using the treasury stock method.

Stock-Based Compensation

We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting For Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for options granted where the exercise price is equal to the market price of the underlying stock at the date of grant. For options issued with an exercise price below the market price of the underlying stock on the date of grant, compensation expense is recognized under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 123.

Had compensation expense for options been determined based on the fair value at the grant date for awards since January 1, 1995, consistent with the provisions of SFAS No. 123, our net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
In thousands, except per share amounts	2005	2004	2003
Net income — as reported	$114,458	$97,568	$87,362
Stock-based employee compensation expense, included in reported net income, net of related tax effects	99	61	61
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,291)	(3,798)	(3,899)

Net income — pro forma	$110,266	$93,831	$83,524

Basic earnings per share — as reported	$1.37	$1.13	$0.99
Basic earnings per share — pro forma	$1.32	$1.09	$0.94
Diluted earnings per share — as reported	$1.34	$1.11	$0.97
Diluted earnings per share — pro forma	$1.29	$1.07	$0.93

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Expected dividend yield.	0.7%	0.7%	0.6%
Expected stock price volatility	25.6%	26.3%	27.2%
Risk free interest rate	4.0%	3.8%	3.6%
Expected life of options	3-10 years	3-10 years	3-10 years

Revenue Recognition

We recognize revenue at the time the service is rendered or the product is delivered. Payments received in advance of the performance of services or delivery of the product are recorded as deferred revenue until such time as the services are performed or the product is delivered.

For all sales, we require either a purchase order, a statement of work signed by the client, a written contract, or some other form of written authorization from the client.

Our accounting policy for revenue recognition has an impact on our reported results and relies on certain estimates that require judgments on the part of management. The portion of our revenue that is most subject to estimates and judgments is revenue recognized using the percentage-of-completion method, as discussed below.

Specifically, Direct Marketing revenue from certain projects and certain services such as database build services, internet web design, market research and analytical services may be billed at hourly rates or a set price. If billed at a set price, the revenue is recognized over the contractual period, using the percentage-of-completion method. Management estimates and judgments are used in connection with the revenue recognized in these instances. Should actual costs differ significantly from the original estimated costs, the timing of revenues and overall profitability of the contract could be impacted. Contracts accounted for under the percentage-of-completion method constituted less than 7.5% of total Direct Marketing revenue and less than 4.5% of our total revenue for the years ended December 31, 2005, 2004 and 2003.

Direct Marketing revenue is derived from a variety of services and products. Revenue from services such as creative and graphics, printing, personalization of communication pieces using laser and inkjet printing, targeted mail, fulfillment, agency services and transportation logistics are recognized as the work is performed. Revenue is typically based on a set price or rate given to the client.

Revenue from the ongoing production and delivery of data is recognized upon completion and delivery of the work and is typically based on a set price or rate. Revenue from database subscriptions is based on a set price and is recognized ratably over the term of the subscription.

Revenue from database build services may be billed based on hourly rates or at a set price. If billed at a set price, the database build revenue is recognized using the percentage-of-completion method based on individual costs incurred to date compared with total estimated contract costs.

Revenue from market research and analytical services may be billed based on hourly rates or a set price. If billed at a set price, the revenue is recognized using the percentage-of-completion method based on individual costs incurred to date compared with total estimated contract costs. In other instances, progress toward completion is based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion.

Revenue related to e-marketing, lead management, multi-channel customer care, inbound and outbound teleservices and technical support is typically billed based on a set price per transaction or service provided. Revenue from these services is recognized as the service or activity is performed.

Revenue from software is recognized in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the vendor-specific objective evidence of fair values of the respective elements. For software sales with multiple elements (for example, software licenses with undelivered post-contract customer support or “PCS”), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means we defer revenue from the software sale equal to the fair value of the undelivered elements. The fair value of PCS is based upon separate sales of renewals to other clients or upon renewal rates quoted in the contracts. The fair value of services, such as training and consulting, is based upon separate sales of these services to other clients.

The revenue allocated to PCS is recognized ratably over the term of the support period. Revenue allocated to professional services is recognized as the services are performed. The revenue allocated to software products, including time-based software licenses, is recognized, if collection is probable, upon execution of a licensing agreement and shipment of the software or ratably over the term of the license, depending on the structure and terms of the arrangement. If the licensing agreement is for a term of one year or less and includes PCS, we recognize the software and the PCS revenue ratably over the term of the license.

We apply the provisions of Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to our hosted software service transactions.

For certain non-software arrangements, we enter into contracts that include delivery of a combination of two or more of our service offerings. Typically, such multiple element arrangements incorporate the design and development of data management tools or systems and an ongoing obligation to manage, host or otherwise run solutions for our customer. Such arrangements are divided into separate units of accounting provided that the delivered item has stand-alone value and there is objective and reliable evidence of the fair value of the undelivered items. The total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple-element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., AICPA SOP 97-2 “Software Revenue Recognition”). If not, we apply the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The provisions of EITF 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exist. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. This might impact the timing of revenue recognition, but would not change the total revenue recognized from the arrangement.

Shoppers services are considered rendered, and the revenue recognized, when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the United States Postal Service.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We increased our deductible for individual healthcare claims from $150,000 to $175,000 and eliminated our aggregate annual claims deductible in 2005. We have a $250,000 deductible for automobile and general liability claims. Our deductible for workers’ compensation decreased from $1.0 million to $500,000 in October 2003. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statement of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Payroll” line of our Consolidated Statement of Operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The revised SFAS No. 123, titled “Share-Based Payment” (SFAS No. 123R), focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. This revised Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. This revised Statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and eliminates the alternative to use the intrinsic value method of accounting prescribed by APB No. 25. Under APB No. 25, issuing stock options to employees with an exercise price equal to the market price on the date of grant generally resulted in recognition of no compensation cost. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. We currently follow the disclosure-only provisions of SFAS No. 123 as originally issued, and accordingly no compensation expense has been recognized in the financial statements for options granted where the exercise price is equal to the market price of the underlying stock at the date of grant. The adoption of SFAS No. 123R in our first fiscal quarter of 2006 will reduce our results of operations, but will not have a material impact on our overall financial position. The magnitude of the impact of adoption of SFAS No. 123R cannot be predicted at this time as it will depend on levels of share-based incentive awards granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the “Stock-Based Compensation” section of Note A. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. This requirement will reduce cash flows from operating activities and increase cash flows from financing activities in periods after adoption. While we cannot estimate the magnitude of such amounts in the future because they depend on, among other things, when employees exercise stock options, the amounts of operating cash flows recognized for such excess tax deductions were $5.1 million, $3.8 million and $6.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, which was previously provided by APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not affect our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement will be effective for any accounting changes and corrections of errors made by us starting January 1, 2006. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004” (2004 Act), which allows an enterprise time beyond the end of the financial reporting period covering the date of enactment to evaluate the effect of the 2004 Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. There was no impact to our 2004 or 2005 consolidated financial statements as a result of adoption of Staff Position No. 109-2. We currently have no plans to repatriate funds under the provisions of the 2004 Act.

Note B – Acquisitions

In April 2005, we acquired substantially all of the assets of Flyer Printing Company, Inc. related to The Flyer located in Tampa, Florida. The Flyer is a weekly shopper publication delivered by mail with circulation of 955,000 in the Tampa, Florida metropolitan area. The combination of The Flyer with our existing shopper operations increased total shopper circulation to approximately 12 million weekly. The total cost of the transaction was approximately $61.7 million and was paid in cash. The total amount of goodwill recognized in this transaction was $41.6 million. Intangible assets recognized in this transaction that have definite useful lives and are subject to amortization, relating to client relationships and non-compete agreements, totaled $8.3 million. Intangible assets recognized in this transaction that are not subject to amortization, relating to trademarks and trade names, totaled $7.6 million. All goodwill and intangibles recognized as part of this acquisition were assigned to the Shoppers segment. The operating results of the acquired assets have been included in the accompanying Consolidated Financial Statements from the date of acquisition.

In February 2005, we acquired long-standing Australian partner Communiqué Direct pursuant to a purchase option that we acquired in June 2003. Founded in 1992, Communiqué Direct, located in a north suburb of Sydney, Australia, was a privately held firm that provided a range of marketing and information services for the business-to-business sector across the Asia-Pacific region. The total cost of the transaction was approximately $1.6 million, which was paid in cash.

In December 2004, we acquired Postfuture, Inc., an e-mail service provider located in Richardson, Texas, that provides both e-mail technology and services, among them a platform that automates campaign and transactional e-mail delivery to support e-commerce, customer service, event communication, and lead nurturing. Postfuture’s offerings are being integrated into several existing Harte-Hanks solution offerings, including Allink on Demand®, CI Technology Database, and Allink Agent®, among others.

In April 2004, we acquired Dollar Saver, a local shopper publication in the fast-growing Hemet area in Southern California – and converted it to the PennySaver brand.

In February 2004, we acquired Avellino Technologies Ltd., a leading provider of data profiling technology. We have integrated Trillium Software System® and the Avellino Discovery software solution. Joining these two solutions allows organizations, for the first time with one solution provider, to define, assess, improve and monitor how well data meets the needs of enterprise business processes. We still offer Trillium Software and Avellino Discovery as stand-alone products as well as an integrated solution within the Trillium Software System. Founded in 1997, Avellino Technologies Ltd. is located in Aldermaston, UK.

We did not make any acquisitions in 2003.

The total cash outlay in 2005 related to acquisitions was $63.3 million. The total cash outlay in 2004 for acquisitions was $29.7 million. The total cash outlay in 2003 for acquisitions, which related to acquisitions completed prior to 2003, was $0.3 million.

The operating results of the acquired companies have been included in the accompanying consolidated financial statements from the date of acquisition under the purchase method of accounting. We have not disclosed proforma amounts including the operating results of prior years’ acquisitions as they are not considered material.

Note C – Long-Term Debt

Cash payments for interest were $1.7 million, $1.0 million, and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

	December 31,
In thousands	2005	2004
Revolving loan commitment, various interest rates based on Eurodollar (effective rate of 4.69% at December 31, 2005), due August 12, 2010	$62,000	$—
Revolving loan commitment, various interest rates based on Eurodollar, due October 17, 2005	—	10,000
Less current maturities	—	(10,000)

	$62,000	$—

Credit Facilities

On August 12, 2005, we entered into a five-year $125 million revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility replaced the existing revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, which was scheduled to mature on October 18, 2005. The Credit Facility allows us to obtain revolving credit loans and provides for the issuance of letters of credit. For each borrowing under the Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in our new Five-Year Credit Agreement) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in our new Five-Year Credit Agreement)

ratio then in effect, and ranges from .315% to .6%. There is a facility fee that we are also required to pay under the Credit Facility that is based on a rate applied to the total commitment amount under the Credit Facility (which is $125 million), regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15%, depending on our total debt-to-EBITDA ratio then in effect. In addition, we will also be charged a letter of credit fee with respect to any outstanding letters of credit issued under this credit facility. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of .125% per annum to the average daily undrawn amount of the outstanding letters of credit.

Under the Credit Facility, we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The Credit Facility also contains covenants restricting our and our subsidiaries’ ability to grant liens, enter into certain transactions and allow the total amount of indebtedness of our subsidiaries to exceed $20 million.

The Credit Facility also includes customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The Credit Facility provides for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. If we were not in compliance with any of these affirmative or negative covenants a default would occur and the lenders could terminate their commitments under the credit facility and declare all outstanding borrowings, interest and fees due. We have been in compliance with all covenants since obtaining the credit facility.

The credit facility does not contain any cross-default provisions.

Note D – Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2005	2004	2003
Current
Federal	$56,593	$47,081	$37,820
State and local	8,609	10,539	6,376
Foreign	264	818	300

Total current	$65,466	$58,438	$44,496

Deferred
Federal	$5,130	$7,498	$10,825
State and local	471	801	2,435
Foreign	954	(1,337)	(1,213)

Total deferred	$6,555	$6,962	$12,047

Total income tax expense	$72,021	$65,400	$56,543

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2005		2004		2003
Computed expected income tax expense	$65,269	35%	$57,039	35%	$50,367	35%
Net effect of state income taxes	5,960	3%	7,371	5%	5,717	4%
Change in the beginning of the year balance of the valuation allowance	(58)	0%	39	0%	10	0%
Other, net	850	1%	951	1%	449	0%

Income tax expense for the period	$72,021	39%	$65,400	40%	$56,543	39%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2005	2004	2003
Results of operations	$72,021	$65,400	$56,543
Stockholders’ equity	(8,700)	(2,299)	(3,630)

Total	$63,321	$63,101	$52,913

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2005	2004
Deferred tax assets
Deferred compensation and retirement plan	$13,737	$10,291
Accrued expenses not deductible until paid	5,527	5,114
Accounts receivable, net	1,300	662
Other, net	219	211
State income tax	2,772	3,236
Foreign net operating loss carryforwards	1,185	2,201
State net operating loss carryforwards	251	682
Capital loss carryforward	492	492

Total gross deferred tax assets	25,483	22,889
Less valuation allowance	(743)	(1,174)

Net deferred tax assets	24,740	21,715

Deferred tax liabilities
Property, plant and equipment	(16,051)	(16,830)
Goodwill	(47,802)	(39,274)

Total gross deferred tax liabilities	(63,853)	(56,104)

Net deferred tax liabilities	$(39,113)	$(34,389)

Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. There are approximately $10.6 million and $7.9 million of deferred tax assets related to non-current items that are netted with long-term deferred tax liabilities at December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004 we had net operating loss and capital loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2006.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2005 and December 31, 2004.

The valuation allowance for deferred tax assets as of January 1, 2004, was $1,089,000. The valuation allowance at December 31, 2005 and December 31, 2004, relates to federal capital loss and state net operating loss carryforwards which are not expected to be realized.

Deferred income taxes have not been provided on the undistributed earnings of our foreign subsidiaries as these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. If those earnings were not considered permanently reinvested, U.S. federal deferred income taxes would have been recorded. However, it is not practicable to estimate the amount of additional taxes which may be payable upon distributions.

Cash payments for income taxes were $64.9 million, $50.1 million and $39.9 million in 2005, 2004 and 2003, respectively.

Note E – Employee Benefit Plans

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible. In conjunction with significant enhancements to the 401(k) plan, we elected to freeze benefits under this defined benefit pension plan as of December 31, 1998.

In 1994, we adopted a non-qualified, supplemental pension plan covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from the principal pension plan were it not for limitations imposed by income tax regulation. The benefits under this supplemental pension plan, which is an unfunded plan, will continue to accrue as if the principal pension plan had not been frozen.

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$113,532	$109,171
Service cost	738	561
Interest cost	7,024	6,568
Actuarial loss	10,106	1,973
Benefits paid	(4,833)	(4,741)

Benefit obligation at end of year	126,567	113,532

Change in plan assets
Fair value of plan assets at beginning of year	95,438	89,210
Actual return on plan assets	5,956	10,918
Contributions	51	51
Benefits paid	(4,833)	(4,741)

Fair value of plan assets at end of year	96,612	95,438

Funded status	(29,955)	(18,094)
Unrecognized actuarial loss	44,656	35,062
Unrecognized prior service cost	365	426

Net amount recognized	$15,066	$17,394

The following amounts have been recognized in the Consolidated Balance Sheets:

	December 31,
In thousands	2005	2004
Accrued benefit liability	$(27,363)	$(16,175)
Intangible asset	667	824
Accumulated other comprehensive loss	41,762	32,745

Net amount recognized	$15,066	$17,394

The minimum pension liability included in other comprehensive income increased $9.0 million during the year ended December 31, 2005, and decreased $3.8 million during the year ended December 31, 2004.

We are not required to make and do not intend to make a contribution to either pension plan in 2006 other than to the extent needed to cover benefit payments related to the unfunded plan.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
In thousands	2005	2004
Projected benefit obligation	$126,567	$113,532
Accumulated benefit obligation	123,975	111,613
Fair value of plan assets	$96,612	$95,438

The non-qualified, unfunded pension plan had an accumulated benefit obligation of $14.2 million and $10.8 million at December 31, 2005 and 2004, respectively, and is included in the “Other long-term liabilities” line in the Consolidated Balance Sheets.

Net pension cost for both plans included the following components:

	Year Ended December 31,
In thousands	2005	2004	2003
Service cost	$738	$561	$523
Interest cost	7,024	6,568	6,561
Expected return on plan assets	(7,917)	(7,396)	(5,964)
Amortization of prior service cost	61	64	65
Recognized actuarial loss	2,473	2,060	2,477

Net periodic benefit cost	$2,379	$1,857	$3,662

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2005	2004	2003
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.00%	6.25%	6.85%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%

	December 31,
	2005	2004
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%

The discount rate assumptions are based on current yields of investment-grade corporate long-term bonds. The expected long-term return on plan assets is based on the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity investments) over a long-term horizon. In determining the expected long-term rate of return on plan assets, we evaluated input from its investment consultants, actuaries, and investment management firms including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, we considered our historical 15-year compounded returns, which have been in excess of the forward-looking return expectations.

The funded pension plan assets as of December 31, 2005 and 2004, by asset category are as follows:

	December 31,
In thousands	2005	%	2004	%
Equity securities	$73,735	76%	$67,815	71%
Debt securities	21,149	22%	26,516	28%
Other	1,728	2%	1,107	1%

Total plan assets	$96,612	100%	$95,438	100%

The expected future pension benefit payments as of December 31, 2005 are as follows:

In thousands
2006	$4,948
2007	5,204
2008	5,731
2009	6,129
2010	6,744
2011 - 2015	38,944

$67,699

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

The investment policy’s goals and objectives are to meet or exceed the representative indices over a full market cycle (3-5 years). The policy establishes the following investment mix, which is intended to subject the principal to an acceptable level of volatility while still meeting the desired return objectives:

	Target	Acceptable Range	Benchmark Index
Domestic Equities	59.5%	35% - 75%	S&P 500
Large Cap Growth	30.0%	15% - 30%	Russell 1000 Growth
Large Cap Value	22.5%	15% - 30%	Russell 1000 Value
Mid Cap Value	7.0%	5% - 15%	Russell Mid Cap Value

Domestic Fixed Income	25.5%	20% - 50%	LB Aggregate
International Equities	15.0%	10% - 25%	MSC1 EAFE

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

Prior to January 1, 1999, we also sponsored several 401(k) plans to provide employees with additional income upon retirement. We generally matched a portion of employees’ voluntary before-tax contributions. Employees were fully vested in their own contributions and generally vested in matching contributions upon three years of service. Effective January 1, 1999, changes were made that combined all 401(k) plans and allowed for immediate vesting of enhanced matching contributions. Total 401(k) expense recognized in 2005, 2004 and 2003 was $6.6 million, $6.3 million and $6.1 million, respectively.

The 1994 Employee Stock Purchase Plan provides for a total of 6,000,000 shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. Shares available for sale totaled 2,652,103 at December 31, 2005.

Note F – Stockholders’ Equity

In January 2006, we announced an increase in the regular quarterly dividend from 5.0 cents per share to 6.0 cents per share, payable March 15, 2006 to holders of record on March 1, 2006.

During 2005 we repurchased 4.3 million shares of our common stock for $114.2 million under our stock repurchase program. As of December 31, 2005 we have repurchased 43.5 million shares since the beginning of the stock repurchase program in January 1997. In November 2005 our Board of Directors authorized an additional 5 million shares under our stock repurchase program. Under this program, we had authorization to repurchase approximately 6.4 million additional shares at December 31, 2005.

During 2005 we received 0.2 million shares of our common stock, with an estimated market value of $4.7 million, in connection with stock option exercises. Since January 1997 we have received 1.5 million shares in exchange for proceeds related to stock option exercises.

On the following dates we purchased the following amounts of our common stock from Mr. Houston H. Harte: April 29, 2005, 100,000 shares for $28.44 per share; August 15, 2005, 100,000 shares for $27.33 per share; and October 31, 2005, 100,000 shares for $25.60 per share. All of these purchases were made at the closing price per share of our common stock on the date of purchase. Mr. Harte is a member of our Board of Directors.

Note G – Equity-Based Plans

In 1991 we adopted the 1991 Stock Option Plan (1991 Plan) pursuant to which we issued to officers and key employees options to purchase shares of common stock. Under the 1991 Plan, options were granted at exercise prices equal to the market price of the common stock on the grant date (1991 Plan market price options) and at exercise prices below market price of the common stock (1991 Plan performance options). In May 2005 we adopted the 2005 Omnibus Incentive Plan (2005 Plan) pursuant to which we may issue to officers and key employees up to 4,570,000 equity securities. No additional options will be granted under the 1991 Plan. Through December 31, 2005, all options granted under the 2005 Plan have been granted at exercise prices equal to the market price of the common stock on the grant date (2005 Plan market price options).

As of December 31, 2005, 2005 Plan market price options to purchase 111,000 shares were outstanding with exercise prices ranging from $25.76 to $29.05 per share. 2005 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant. The weighted-average exercise price for outstanding 2005 Plan market price options at December 31, 2005 was $27.98. There were no exercisable 2005 Plan market price options at December 31, 2005. The weighted-average remaining life for outstanding 2005 Plan market price options was 9.52 years.

As of December 31, 2005, 2004 and 2003, 1991 Plan market price options to purchase 7,228,684 shares, 7,099,685 shares and 7,216,659 shares, respectively, were outstanding with exercise prices ranging from $8.54 to $26.88 per share at December 31, 2005. 1991 Plan market price options granted prior to January 1998 became exercisable after the fifth anniversary of their date of grant. Beginning January 1998, 1991 Plan market price options generally become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant. The weighted-average exercise price for outstanding 1991 Plan market price options and exercisable 1991 Plan market price options at December 31, 2005 was $18.13 and $14.83, respectively. The weighted-average remaining life for outstanding 1991 Plan market price options was 5.78 years.

At December 31, 2005, 2004 and 2003, 1991 Plan performance options to purchase 88,500 shares, 129,000 shares and 161,325 shares, respectively, were outstanding with exercise prices ranging from $0.67 to $1.33 per share at December 31, 2005. No 1991 Plan performance options have been granted since January 1999. The 1991 Plan performance options became exercisable in whole or in part after three years, and the extent to which they became exercisable at that time depended upon the extent to which we achieved certain goals established at the time the options were granted. Prior to December 2005, that portion of the 1991 Plan performance options that did not become exercisable at an earlier date became exercisable after the ninth anniversary of the date of grant. In December 2005 the remaining unvested 1991 Plan performance options, representing 51,000 shares of the Company’s common stock at exercise prices of either $0.67 or $1.33 per share, were amended to comply with Section 409A of the Internal Revenue Code of 1986, as amended. Under this option amendment, these unvested 1991 Plan performance options will only be exercisable on the business day following the vesting date of each option. Compensation expense of $0.2 million, $0.1 million and $0.1 million was recognized for the 1991 Plan performance options during the years ended December 31, 2005, 2004 and 2003, respectively. The weighted-average exercise price for outstanding 1991 Plan performance options and exercisable 1991 Plan performance options at December 31, 2005, was $0.84 and $0.82, respectively. The weighted-average remaining life for outstanding 1991 Plan performance options was 1.8 years.

The following summarizes all stock option plans activity during 2005, 2004 and 2003:

	Number Of Shares	Weighted- Average Option Price
Options outstanding at January 1, 2003	9,018,752	$12.92

Granted	318,300	18.04
Exercised	(1,533,296)	6.87
Cancelled	(425,772)	16.15

Options outstanding at December 31, 2003	7,377,984	$14.21

Granted	1,269,750	22.46
Exercised	(1,051,038)	10.68
Cancelled	(368,011)	17.35

Options outstanding at December 31, 2004	7,228,685	$16.01

Granted	1,220,050	25.88
Exercised	(773,890)	9.98
Cancelled	(246,661)	21.82

Options outstanding at December 31, 2005	7,428,184	$18.07

Exercisable at December 31, 2005	3,893,118	$14.70

The following table summarizes information about stock options outstanding at December 31, 2005:

		Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.67 – 11.92	971,677	1.59	$9.69	920,677	$10.18
$13.04 – 14.63	798,605	4.03	$13.86	784,170	$13.86
$14.67 – 15.63	790,355	4.86	$14.83	607,568	$14.85
$15.75 – 17.45	922,527	4.39	$16.58	808,871	$16.48
$17.98 – 18.61	969,695	6.11	$18.21	448,007	$18.22
$18.79 – 21.23	692,125	6.76	$19.87	319,625	$19.91
$22.03 – 25.48	1,130,000	8.16	$22.50	4,200	$23.10
$25.63 – 29.05	1,153,200	9.12	$25.90	—	—

	7,428,184	5.79	$18.07	3,893,118	$14.70

The weighted-average fair value of market price options granted during 2005, 2004 and 2003 was $8.30, $7.26 and $5.96, respectively. No performance options were granted during the three-year period ended December 31, 2005.

Note H – Fair Value of Financial Instruments

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include revolving credit agreements, accounts receivable and trade payables.

Note I – Commitments and Contingencies

At December 31, 2005, we had letters of credit in the amount of $25.0 million. No amounts were drawn against these letters of credit at December 31, 2005. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile and general liability, and leases.

From time to time we become involved in various claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits are not expected to have a material effect on our financial condition or operations.

Note J – Leases

We lease certain real estate and equipment under various operating leases. Most of the leases contain renewal options for varying periods of time. The total rent expense applicable to operating leases was $27.5 million, $27.5 million and $29.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Step rent provisions and escalation clauses, capital improvement funding, and other lease concessions are taken into account in computing minimum lease payments. We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2005 are as follows:

In thousands
2006	$23,556
2007	20,201
2008	15,554
2009	12,174
2010	8,987
After 2010	13,249

$93,721

Note K – Selected Quarterly Data (Unaudited)

In thousands, except per share amounts	2005 Quarter Ended				2004 Quarter Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$300,955	$281,735	$284,010	$268,293	$277,491	$262,566	$254,152	$236,252
Operating income	51,269	48,605	47,820	42,319	47,333	43,506	42,898	31,558
Net income	31,433	28,825	29,127	25,073	27,580	25,653	25,546	18,789
Basic earnings per share	$0.38	$0.34	$0.34	$0.30	$0.32	$0.30	$0.30	$0.21
Diluted earnings per share	$0.38	$0.34	$0.34	$0.29	$0.32	$0.29	$0.29	$0.21

Note L – Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Year Ended December 31,
In thousands, except per share amounts	2005	2004	2003
Basic EPS
Net income	$114,458	$97,568	$87,362

Weighted-average common shares outstanding used in earnings per share computations	83,734	86,169	88,541

Earnings per share	$1.37	$1.13	$0.99

Diluted EPS
Net income	$114,458	$97,568	$87,362

Shares used in diluted earnings per share computations	85,406	87,806	89,982

Earnings per share	$1.34	$1.11	$0.97

Computation of Shares Used in Earnings Per Share Computations
Average outstanding common shares	83,734	86,169	88,541
Average common equivalent shares — dilutive effect of option shares	1,672	1,637	1,441

Shares used in diluted earnings per share computations	85,406	87,806	89,982

For the purpose of calculating the shares used in the diluted EPS calculations, 42,000, 109,000 and 56,000 anti-dilutive market price options have been excluded from the EPS calculations for the years ended December 31, 2005, 2004 and 2003, respectively.

Note M – Business Segments

We are a worldwide direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Direct marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through 37 facilities worldwide, 11 of which are located outside of the United States. Each of these centers possesses some specialization and are linked together to support the needs of our clients. We utilize various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. Harte-Hanks Direct Marketing provides a range of services organized around five solution points: Construct and update the database – Access the data – Analyze the data – Apply the knowledge – Execute the programs.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with high penetration in their area of distribution. As of December 31, 2005, our shoppers are zoned into 1,047 separate editions with total circulation in excess of 12 million in California and Florida each week. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers clients range from large national companies to local neighborhood businesses to individuals with a single item for sale. The segment’s core clients are local service businesses and small retailers. Shoppers’ client base is entirely domestic.

Included in Corporate Activities are general corporate expenses. Assets of Corporate Activities include unallocated cash, investments and deferred income taxes.

Information about our operations in different business segments is set forth below based on the nature of the products and services offered. We evaluate performance based on several factors, of which the primary financial measures are segment revenues and operating income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note A).

	Year Ended December 31,
In thousands	2005	2004	2003
Revenues
Direct Marketing	$694,558	$641,214	$584,804
Shoppers	440,435	389,247	359,772

Total revenues	$1,134,993	$1,030,461	$944,576

Operating income
Direct Marketing	$108,095	$90,856	$76,641
Shoppers	94,231	85,857	78,007
Corporate Activities	(12,313)	(11,418)	(8,161)

Total operating income	$190,013	$165,295	$146,487

Income before income taxes
Operating income	$190,013	$165,295	$146,487
Interest expense	(1,957)	(1,020)	(855)
Interest income	197	341	168
Other, net	(1,774)	(1,648)	(1,895)

Total income before income taxes	$186,479	$162,968	$143,905

Depreciation
Direct Marketing	$23,721	$22,518	$23,908
Shoppers	6,174	5,621	5,493
Corporate Activities	23	30	32

Total depreciation	$29,918	$28,169	$29,433

Goodwill and intangible amortization
Direct Marketing	$620	$600	$600
Shoppers	807	—	—

Total goodwill and intangible amortization	$1,427	$600	$600

Capital expenditures
Direct Marketing	$18,264	$22,587	$18,526
Shoppers	9,914	12,556	13,365
Corporate Activities	37	3	24

Total capital expenditures	$28,215	$35,146	$31,915

Total assets
Direct Marketing	$567,512	$574,033
Shoppers	279,241	203,587
Corporate Activities	42,910	50,733

Total assets	$889,663	$828,353

Goodwill
Direct Marketing	$335,263	$332,240
Shoppers	167,487	125,931

Total goodwill	$502,750	$458,171

Other intangible assets
Direct Marketing	$1,547	$2,067
Shoppers	15,122	—

Total other intangible assets	$16,669	$2,067

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2005	2004	2003
Revenues [a]
United States	$1,068,981	$974,258	$896,788
Other countries	66,012	56,203	47,788

Total revenues	$1,134,993	$1,030,461	$944,576

Long-lived net assets [b]
United States	$101,366	$104,877
Other countries	11,545	8,893

Total long-lived assets	$112,911	$113,770

a	Geographic revenues are based on the location of the client.
b	Long-lived assets are based on physical location.

Harte-Hanks, Inc. and Subsidiaries

Schedule II

Reserve Accounts

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:

Year ended December 31, 2005	$1,892	$4,190	$2,250	$3,832

Year ended December 31, 2004	$1,240	$2,993	$2,341	$1,892

Year ended December 31, 2003	$3,025	$1,573	$3,358	$1,240

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

10(a)	Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

10(b)	Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., as administrative agent, dated August 12, 2005 (filed as Exhibit 10.1 to Company’s Form 8-K dated August 12, 2005 and incorporated by reference herein).

10(c)	Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000 (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1999 and Incorporated by reference herein).

10(d)	Amendment One to Harte-Hanks, Inc. Amended and Restated Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10(e)	Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).

10(f)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(g)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

10(h)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

1

*10(i)	Form of Non Qualified Stock Option Agreement for employees granted under the Amended and Restated 1991 Stock Option Plan.

*10(j)	Form of Non Qualified Stock Option Agreement for directors granted under the Amended and Restated 1991 Stock Option Plan.

10(k)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 6, 1997, September 24, 1997, January 7, 1998 and January 28, 1998 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).

10(l)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 12, 1999 and January 25, 1999 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).

10(m)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for certain officers (filed as Exhibit 10.1.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).

10(n)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for non-officers. (filed as Exhibit 10.1.b to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).

10(o)	2005 Omnibus Incentive Plan (filed as Annex A to the Company’s Definitive 14A Proxy Statement filed on April 25, 2005 and incorporated by reference herein).

*10(p)	Form of 2005 Omnibus Non-Qualified Stock Option Agreement.

10(q)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).

10(r)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).

10(s)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).

10(t)	Agreement and Restated Severance Agreement between the Company and Richard Hochhauser dated as of December 15, 2000 (filed as Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

2

10(u)	Severance Agreement between the Company and Pete Gorman (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10(v)	Form Severance Agreement between the Company and Senior Vice Presidents of the Company (filed as Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10(w)	Form Severance Agreement between the Company and Vice Presidents of the Company (filed as Exhibit 10.1 on the Company’s Form 8-K dated June 13, 2005 and incorporated by reference herein).

10(x)	Agreement between Harte-Hanks, Inc. and Larry Franklin regarding role of Chairman of the Board of Directors of Harte-Hanks, Inc. dated as of April 1, 2002 (filed as Exhibit 10(m) to the Company’s Form 10-Q for the three months ended March 31, 2002 and incorporated by reference herein).

10(y)	Severance Agreement between Harte-Hanks, Inc. and Larry Franklin, dated as of December 15, 2000 (filed as Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporate by Reference herein).+

10(z)	Form of Non-Compete Agreement signed by certain officers and certain employees of the Company (filed as Exhibit 10.4 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).

*14	Code of Ethics

*21	Subsidiaries of the Company

*23	Consent of KPMG LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

3