Form 10-Q
period 2006-03-31
HARTE HANKS INC
filed 2006-05-10
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value per share, 80,815,736 shares as of April 30, 2006.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2006

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	(Unaudited) March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$17,354	$24,561
Accounts receivable, net	168,422	184,537
Inventory	9,166	7,947
Prepaid expenses	18,217	14,783
Current deferred income tax asset	14,332	14,158
Other current assets	10,248	7,718

Total current assets	237,739	253,704

Property, plant and equipment, net	115,929	112,911
Goodwill, net	502,750	502,750
Other intangible assets, net	16,307	16,669
Other assets	3,382	3,629

Total assets	$876,107	$889,663

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	57,266	62,978
Accrued payroll and related expenses	20,995	35,735
Customer deposits and unearned revenue	56,627	54,143
Income taxes payable	22,843	12,710
Other current liabilities	9,686	9,781

Total current liabilities	167,417	175,347
Long-term debt	50,000	62,000
Other long-term liabilities	92,126	90,970

Total liabilities	309,543	328,317

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 115,910,179 and 115,453,416 shares issued at March 31, 2006 and December 31, 2005 respectively	115,910	115,453
Additional paid-in capital	280,735	269,865
Retained earnings	999,530	980,505
Less treasury stock: 34,873,345 and 33,965,335 shares at cost at March 31, 2006 and December 31, 2005, respectively	(807,938)	(782,495)
Accumulated other comprehensive loss	(21,673)	(21,982)

Total stockholders’ equity	566,564	561,346

Total liabilities and stockholders’ equity	$876,107	$889,663

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating revenues	$278,395	$268,293

Operating expenses
Labor	107,919	104,302
Production and distribution	101,851	93,588
Advertising, selling, general and administrative	21,238	20,612
Depreciation and amortization	7,455	7,322
Intangible amortization	362	150

Total operating expenses	238,825	225,974

Operating income	39,570	42,319

Other expenses (income)
Interest expense	855	203
Interest income	(26)	(78)
Other, net	264	489

	1,093	614

Income before income taxes	38,477	41,705
Income tax expense	14,694	16,632

Net income	$23,783	$25,073

Basic earnings per common share	$0.29	$0.30

Weighted-average common shares outstanding	81,322	84,730

Diluted earnings per common share	$0.29	$0.29

Weighted-average common and common equivalent shares outstanding	83,028	86,424

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$23,783	$25,073
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,455	7,322
Intangible amortization	362	150
Stock-based compensation	1,764	26
Excess tax benefits from stock-based compensation	(1,946)	—
Deferred income taxes	758	382
Other, net	23	303
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	16,115	(1,047)
(Increase) decrease in inventory	(1,219)	789
Increase in prepaid expenses and other current assets	(5,964)	(2,874)
Decrease in accounts payable	(5,712)	(1,135)
(Decrease) increase in other accrued expenses and other current liabilities	(1,529)	8,087
Other, net	866	892

Net cash provided by operating activities	34,756	37,968

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(1,492)
Purchases of property, plant and equipment	(10,442)	(8,677)
Proceeds from sale of property, plant and equipment	45	1

Net cash used in investing activities	(10,397)	(10,168)

Cash Flows from Financing Activities
Long-term borrowings	38,000	—
Repayment of long-term borrowings	(50,000)	(10,000)
Issuance of common stock	6,115	2,995
Purchase of treasury stock	(22,938)	(17,126)
Issuance of treasury stock	44	44
Excess tax benefits from stock-based compensation	1,946	—
Dividends paid	(4,758)	(4,238)

Net cash used in financing activities	(31,591)	(28,325)

Effect of exchange rate changes on cash and cash equivalents	25	—
Net decrease in cash and cash equivalents	(7,207)	(525)
Cash and cash equivalents at beginning of year	24,561	38,807

Cash and cash equivalents at end of period	$17,354	$38,282

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2006 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2005	$114,505	$253,515	$882,750	$(663,779)	$(15,192)	$571,799
Common stock issued-employee benefit plans	174	3,874	—	—	—	4,048
Exercise of stock options for cash and by surrender of shares	774	7,311	—	(4,654)	—	3,431
Tax benefit of options exercised	—	5,133	—	—	—	5,133
Dividends paid ($0.20 per share)	—	—	(16,703)	—	—	(16,703)
Treasury stock repurchased	—	—	—	(114,213)	—	(114,213)
Treasury stock issued	—	32	—	151	—	183
Comprehensive income, net of tax:
Net income	—	—	114,458	—	—	114,458
Adjustment for minimum pension liability (net of tax of $3,567)	—	—	—	—	(5,450)	(5,450)
Foreign currency translation adjustment	—	—	—	—	(1,340)	(1,340)

Total comprehensive income						107,668

Balance at December 31, 2005	$115,453	$269,865	$980,505	$(782,495)	$(21,982)	$561,346
Common stock issued-employee benefit plans	46	1,037	—	—	—	1,083
Exercise of stock options for cash and by surrender of shares	411	5,328	—	(2,543)	—	3,196
Tax benefit of options exercised	—	2,224	—	—	—	2,224
Stock-based compensation	—	2,275	—	—	—	2,275
Dividends paid ($0.06 per share)	—	—	(4,758)	—	—	(4,758)
Treasury stock repurchased	—	—	—	(22,938)	—	(22,938)
Treasury stock issued	—	6	—	38	—	44
Comprehensive income, net of tax:
Net income	—	—	23,783	—	—	23,783
Foreign currency translation adjustment	—	—	—	—	309	309

Total comprehensive income						24,092

Balance at March 31, 2006	$115,910	$280,735	$999,530	$(807,938)	$(21,673)	$566,564

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and its subsidiaries (the “Company”). Intercompany transactions and balances have been eliminated.

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

Certain prior period amounts have been reclassified for comparative purposes.

Note B - Income Taxes

Our first quarter income tax provision of $14.7 million was calculated using an effective income tax rate of approximately 38.2%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2006. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

Note C – Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, as revised, “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires that all share-based awards be recognized as operating expense, based on their fair values on the date of grant, over the requisite service period, in the consolidated statement of operations. Prior to January 1, 2006, we accounted for share-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Accordingly, prior to January 1, 2006 no compensation expense was recognized for share-based awards granted where the exercise price was equal to the market price of the underlying stock on the date of grant.

We have elected to adopt SFAS No. 123R under the modified-prospective transition method and we have not restated prior periods in the consolidated financial statements. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes:

1.	Compensation expense for all stock options granted prior to, but not vested as of, December 31, 2005, based on the fair value estimated at grant date in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”;

2.	Compensation expense for all stock options granted subsequent to December 31, 2005, based on fair value estimated at the grant date in accordance with SFAS No. 123R;

3.	Compensation expense for all nonvested share awards in accordance with SFAS No. 123R;

4.	Compensation expense for all performance stock unit awards in accordance with SFAS No. 123R; and

5.	Compensation expense for the 15% discount from market value for shares purchased under our Employee Stock Purchase Plan.

We estimated forfeitures in calculating stock-based compensation expense for both the stock-based awards granted prior to, but not vested as of January 1, 2006, as well as stock-based awards granted subsequent to January 1, 2006.

Compensation expense for stock-based awards is recognized in the Labor line of the consolidated statement of operations. For the quarters ended March 31, 2006 and March 31, 2005, we recorded total stock-based compensation expense of $1,764,000 ($1,090,000, net of tax) and $26,000 ($16,000, net of tax), respectively. Included in this total stock-based compensation expense is incremental expense for stock-based compensation, as a result of the adoptions of SFAS No. 123R, of $1,751,000 ($1,082,000, net of tax) for the quarter ended March 31, 2006. For periods prior to the adoption of SFAS No. 123R, we followed APB No. 25 and recorded stock-based compensation expense only for stock options granted where the exercise price was less than the market price of the underlying stock on the date of grant.

We are required to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption of SFAS No. 123R. The adoption of SFAS No. 123R did not have a material effect on cash flow for the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation for all periods presented:

	Three Months Ended March 31,
In thousands, except per share amounts	2006	2005
Net income — as reported	$23,783	$25,073
Stock-based employee compensation expense, included in reported net income, net of related tax effects	1,090	16
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,090)	(1,109)

Net income — pro forma	$23,783	$23,980

Basic earnings per share — as reported	$0.29	$0.30
Basic earnings per share – pro forma	$0.29	$0.28
Diluted earnings per share — as reported	$0.29	$0.29
Diluted earnings per share — pro forma	$0.29	$0.28

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) SFAS No. 123R-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards”. This FSP

requires an entity to follow either the transition guidance for the additional paid-in capital pool as described in SFAS No. 123R, or the alternative transition method as described in this FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. We have elected to adopt the transition method described in this FSP.

In May 2005 we adopted the 2005 Omnibus Incentive Plan (2005 Plan), a shareholder approved plan, pursuant to which we may issue to directors, officers and key employees up to 4,570,000 equity securities. Under the 2005 Plan we have awarded stock options, nonvested shares and performance stock units. The 2005 Plan replaced the 1991 Stock Option Plan (1991 Plan), a shareholder approved plan, pursuant to which we issued stock options to officers and key employees. No additional options will be granted under the 1991 Plan. As of March 31, 2006, there were 3,637,232 shares available for grant under the 2005 Plan.

Stock Options

Under the 2005 Plan, all options have been granted at exercise prices equal to the market price of the common stock on the grant date (2005 Plan market price options). All 2005 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of March 31, 2006, 2005 Plan market price options to purchase 814,625 shares were outstanding with exercise prices ranging from $25.76 to $29.05 per share. There were no exercisable 2005 Plan market price options at March 31, 2006.

Under the 1991 Plan, options were granted at exercise prices equal to the market price of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market price of the common stock (1991 Plan performance options). 1991 Plan market price options granted prior to January 1998 became exercisable after the fifth anniversary of their date of grant and expire on the tenth anniversary of their date of grant. Beginning January 1998, 1991 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of March 31, 2006, 1991 Plan market price options to purchase 6,781,285 shares were outstanding with exercise prices ranging from $8.54 to $26.88 per share.

At March 31, 2006, 1991 Plan performance options to purchase 62,100 shares were outstanding with exercise prices ranging from $0.67 to $1.33 per share. No 1991 Plan performance options have been granted since January 1999. The 1991 Plan performance options became exercisable in whole or in part after three years, and the extent to which they became exercisable at that time depended upon the extent to which we achieved certain goals established at the time the options were granted. In December 2005 the remaining unvested 1991 Plan performance options were amended to comply with Section 409A of the Internal Revenue Code of 1986, as amended. Under this option amendment, these unvested 1991 Plan performance options will only be exercisable on the business day following the vesting date of each option.

The following summarizes all stock option activity during the three months ended March 31, 2006:

	Number Of Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at January 1, 2006	7,428,184	$18.07

Granted	712,125	25.80
Exercised	(413,464)	13.39
Cancelled	(68,835)	22.82

Options outstanding at March 31, 2006	7,658,010	$19.00	6.03	$63,944

Exercisable at March 31, 2006	4,161,348	$15.35	4.18	$49,936

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Expected term (in years)	6.75	6.59
Expected stock price volatility	23.80%	25.70%
Risk-free interest rate	4.43%	4.00%
Expected dividend yield	0.89%	0.75%

Expected term is estimated using the simplified method under Staff Accounting Bulletin 107, which takes into account vesting and contractual term. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. Expected dividend yield is based on historical stock price volatility and anticipated future annual dividends over the expected term. Future annual dividends over the expected term are estimated to range between $0.24 and $0.48 per share, with a weighted-average annual dividend of $0.36 per share.

The weighted-average fair value of options granted during the three months ended March 31, 2006 and March 31, 2005 was $8.16 and $8.29, respectively. As of March 31, 2006, there was $15,925,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.46 years.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $5,917,000 and $3,840,000, respectively.

Nonvested Shares

In the first quarter of 2006 we granted nonvested shares for the first time. These nonvested shares were granted under the 2005 Plan, and vest 100% on the third anniversary of their date of grant. As of March 31, 2006, 82,274 nonvested shares were outstanding. As of March 31, 2006, none of the nonvested shares granted had vested. In addition, in January 2006, certain officers of the company elected to receive a portion of their 2005 bonus in the form of nonvested shares instead of cash payments. In connection with this election, the value of nonvested shares granted was equal to 125% of the value of the foregone cash payment.

The following summarizes all nonvested share activity during the three months ended March 31, 2006:

	Number Of Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares outstanding at January 1, 2006	—	$—

Granted	82,624	25.82
Vested	—	—
Cancelled	(350)	25.80

Nonvested shares outstanding at March 31, 2006	82,274	$25.82

The fair value of each nonvested share is estimated on the date of grant as the closing market price of our common stock on the date of grant. The weighted-average fair value of nonvested shares granted during the three months ended March 31, 2006 was $25.82. We did not grant any nonvested shares prior to January 1, 2006. As of March 31, 2006, there was $1,526,000 of total unrecognized compensation cost related to nonvested shares. This cost is expected to be recognized over a weighted average period of approximately 2.82 years.

Performance Stock Units

In the first quarter of 2006 we granted performance stock units for the first time. These performance stock units were granted under the 2005 Plan. Performance stock units are a form of share-based awards in which the number of shares ultimately issued is based on our performance against specific performance goals over a three-year period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 125%. As of March 31, 2006, 47,825 performance stock units were outstanding. As of March 31, 2006, no shares of stock associated with the performance stock units awarded have been issued.

The following summarizes all performance stock unit activity during the three months ended March 31, 2006:

	Number Of Shares	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at January 1, 2006	—	$—

Granted	48,175	25.03
Issued	—	—
Cancelled	(350)	25.03

Performance stock units outstanding at March 31, 2006	47,825	$25.03

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of dividend payments anticipated to be paid by the company over the vesting period. Annual dividends over the vesting period are estimated to range between $0.24 and $0.32 per share, with a weighted-average annual dividend of $0.28 per share. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. The weighted-average fair value of performance stock units granted during the three months ended March 31, 2006 was $25.03. As of March 31, 2006, there was $851,000 of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 2.82 years.

Employee Stock Purchase Plan

The 1994 Employee Stock Purchase Plan (ESPP Plan), a shareholder approved plan, provides for a total of 6,000,000 shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. During the three months ended March 31, 2006, we issued 45,499 shares under our employee stock purchase plan at an average price of $23.51 per share. 2,606,604 shares were available for sale at March 31, 2006.

Note D - Earnings Per Share

Basic earnings per share is computed on the basis of the weighted number of shares of the common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, nonvested shares and performance stock unit awards.

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2006	2005
BASIC EPS
Net Income	$23,783	$25,073

Weighted-average common shares outstanding used in earnings per share computations	81,322	84,730

Earnings per common share	$0.29	$0.30

DILUTED EPS
Net Income	$23,783	$25,073

Shares used in diluted earnings per share computations	83,028	86,424

Earnings per common share	$0.29	$0.29

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	81,322	84,730
Weighted average common equivalent shares - dilutive effect of stock options and awards	1,706	1,694

Shares used in diluted earnings per share computations	83,028	86,424

For the purpose of calculating the shares used in the diluted EPS calculation for the three months ending March 31, 2006, 1,708,000 anti-dilutive market price options have been excluded from the EPS calculation. In addition, 35,000 performance stock units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on our performance against goals established for the performance period.

For the purpose of calculating the shares used in the diluted EPS calculation for the three months ending March 31, 2005, there were no anti-dilutive options outstanding. There were no performance stock units awarded prior to 2006.

Note E – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of Harte-Hanks in our two different business segments follows:

	Three Months Ended March 31,
In thousands	2006	2005
Operating revenues
Direct Marketing	$164,318	$170,019
Shoppers	114,077	98,274

Total operating revenues	$278,395	$268,293

Operating Income
Direct Marketing	$20,384	$24,520
Shoppers	21,926	20,868
Corporate Activities	(2,740)	(3,069)

Total operating income	$39,570	$42,319

Income before income taxes
Operating income	$39,570	$42,319
Interest expense	(855)	(203)
Interest income	26	78
Other, net	(264)	(489)

Total income before income taxes	$38,477	$41,705

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands, except per share amounts	2006	2005
Service Cost	$198	$154
Interest Cost	1,815	1,669
Expected return on plan assets	(2,002)	(1,981)
Amortization of prior service cost	15	15
Transition obligation	24	24
Recognized actuarial loss	710	447

Net periodic benefit cost	$760	$328

We are not required to make and do not intend to make a contribution to either pension plan in 2006 other than to the extent needed to cover benefit payments related to the unfunded plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contain forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. These forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those in the forward looking statements. These risk factors and a description of some of the risks and uncertainties potentially impacting our business and future performance can be found in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2005.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte-Hanks, Inc. (Harte-Hanks). This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

Harte-Hanks is a worldwide, direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. We manage our operations through two operating segments: Direct Marketing and Shoppers.

Harte-Hanks Direct Marketing improves the return on clients’ marketing investment with a range of services organized around five solution points:

•	Construct and update the database;

•	Access the data;

•	Analyze the data;

•	Apply the knowledge; and

•	Execute the programs.

We utilize various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. The services and products offered by Direct Marketing are tailored to specific industries or markets with services and software products tailored to each industry or market. Our direct marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. Depending on the needs of our clients, our direct marketing capabilities are provided in an integrated approach through more than thirty facilities worldwide, more than ten of which are located outside of the United States. Each of these centers possesses some specialization and are linked together to support the needs of our clients. We believe that we have the ability to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Revenues from the Direct Marketing segment represented approximately 59% of our total revenue for the three months ended March 31, 2006.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective, local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. As of March 31, 2006, our shoppers are zoned into 1,076 separate editions with total circulation in excess of 12.8 million in California and Florida each week (including 240,000 in South Orange County, California where Shoppers publish two editions each week). We plan to cover an additional circulation of at least 500,000 over the next several years in Northern California, Southern California, South Florida and the Tampa, Florida area. We believe that expansions provide increased revenues and, ultimately, increased operating income as the publications in these new areas mature. Revenues from the Shoppers segment represented approximately 41% of our total revenue for the three months ended March 31, 2006.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Our shoppers operate in local markets and are largely affected by the strength of the local economies.

Our overall strategy is based on seven key elements:

•	Being a market leader in each of our businesses;

•	Increasing revenues through growing our base businesses;

•	Introducing new services and products;

•	Entering new markets and making acquisitions;

•	Using technology to create competitive advantages;

•	Employing people who understand our clients business and markets; and

•	Creating shareholder value.

Our principal expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

	Three months ended		Change
In thousands	March 31, 2006	March 31, 2005
Revenues	$278,395	$268,293	3.8%
Operating expenses	238,825	225,974	5.7%

Operating income	$39,570	$42,319	-6.5%

Net income	$23,783	$25,073	-5.1%

Diluted earnings per share	$0.29	$0.29	0.0%

Revenues

Consolidated revenues increased 3.8% to $278.4 million while operating income decreased 6.5% to $39.6 million in the first quarter of 2006 when compared to the first quarter of 2005. Our overall results reflect a double-digit revenue increase from the Shoppers segment, partially offset by a low single-digit revenue decline from the the Direct Marketing segment. Shoppers results were positively impacted by the acquisition of The Flyer, located in Tampa, Florida in April 2005, which contributed a little less than two-thirds of the revenue growth for the year. Shoppers results also reflect improved sales in established markets, new products and new year-over-year geographic expansions and household growth in California and Florida. Direct Marketing results reflect year-over-year revenue growth in three of Direct Marketing’s five vertical markets. These results were affected by a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005 for a client in the high-tech vertical market. Excluding revenues from this project, first quarter 2006 Direct Marketing revenues would have been up in the low single-digits compared to the first quarter of 2005.

Operating Expenses

Overall operating expenses increased 5.7%, to $238.8 million, in the first quarter of 2006 compared to the first quarter of 2005. The increase in consolidated operating expenses was a result of increased operating expenses from the Shoppers segment, partially offset by a decline in operating expenses from the Direct Marketing segment as well as a decrease in general corporate expense. The primary drivers of the increase in operating expenses were the acquisition of The Tampa Flyer in April 2005, higher postage costs due to the postal rate increase in January 2006, higher logistics-related transportation costs, stock-based compensation recorded in the first quarter of 2006 as a result of our adoption of SFAS No. 123R, and higher paper costs due to higher newsprint rates.

Net Income/Earning Per Share

Net income decreased 5.1%, to $23.8 million, and diluted earnings per share were flat, at $0.29 per share, in the first quarter of 2006 when compared to the first quarter of 2005. The decrease in net income was a result of decreased operating income and higher interest expense, partially offset by a lower tax rate in the first quarter of 2006 when compared to 2005. In 2006 we began expensing stock options and other equity-compensation, which impacted first quarter 2006 diluted earnings per share by approximately $0.01 per share.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended		Change
In thousands	March 31, 2006	March 31, 2005
Revenues	$164,318	$170,019	-3.4%
Operating expenses	143,934	145,499	-1.1%

Operating income	$20,384	$24,520	-16.9%

Revenues

Direct Marketing revenues decreased $5.7 million, or 3.4%, in the first quarter of 2006 compared to the first quarter of 2005. These results reflect year-over-year revenue growth in three of Direct Marketing’s five vertical markets. These results were affected by a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005 for a client in the high-tech vertical market. Excluding revenues from this project in the first quarter of 2005, first quarter 2006 revenues would have been up in the low single-digits compared to the first quarter of 2005. Our pharmaceutical/healthcare vertical produced revenue growth in excess of 20% and our select vertical also had growth in excess of 10% compared to the first quarter of 2005. Our retail vertical revenue growth was up in the low single-digits, while financial vertical revenue growth was down low double-digits compared to the first quarter of 2005. Revenue from our high tech vertical, which benefited from the one-time project in the first quarter of 2005, was down over 20% compared to the first quarter of 2005. Absent this one-time project in the first quarter of 2005, revenues from the high-tech vertical would have been down in the low double-digits. Revenues from our vertical markets are impacted by the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. In general, revenues for Direct Marketing are affected by general national and international economic trends.

From a service offering perspective, Direct Marketing experienced increased revenues from data processing, logistics and software sales. Partially offsetting these increases were declines in revenues from telesales, programming and account management.

Future revenues will depend on how successful we are at growing business with existing clients, acquiring new clients and meeting client demands, and the strength of the national and international economy. We believe that we will continue to benefit from marketing and advertising expenditures being moved from other advertising media to the targeted media space, the results of which can be more effectively tracked enabling measurement of the return on marketing investment.

Operating Expenses

Operating expenses decreased $1.6 million, or 1.1%, in the first quarter of 2006 compared to the first quarter of 2005 as decreased labor costs, general and administrative expenses and depreciation and amortization expense were partially offset by stock-based compensation and increased production costs. Labor costs decreased $1.3 million, or 1.8%, in the first quarter of 2006 compared to 2005 as a result of lower incentive compensation and lower payroll costs due to decreased headcount. This decrease was partially offset by stock-based compensation of $1.2 million recorded in the first quarter of 2006 as a result of our adoption of SFAS No. 123R. Excluding stock-based compensation expense, labor costs were down $2.5 million or 3.4% compared to the prior year quarter. Production and distribution costs increased $0.9 million, or 1.6%, due to higher logistics-related transportation costs. General and administrative expense was down $0.9 million or 7.3%, due to decreased bad debt and insurance expense. Depreciation and amortization expense decreased $0.2 million, or 3.4%, due to assets becoming fully depreciated.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is variable and tends to fluctuate with revenues and the demand for our direct marketing services. Fuel costs increased significantly in 2005 and are expected to remain at high levels for the foreseeable future. These fuel costs are expected to continue to impact Direct Marketing’s total production costs and total operating expenses.

Shoppers

Shoppers operating results were as follows:

	Three months ended		Change
In thousands	March 31, 2006	March 31, 2005
Revenues	$114,077	$98,274	16.1%
Operating expenses	92,151	77,406	19.0%

Operating income	$21,926	$20,868	5.1%

Revenues

Shoppers revenues increased $15.8 million, or 16.1%, in the first quarter of 2006 compared to the first quarter of 2005. The acquisition of The Tampa Flyer in April 2005 contributed a little less than two-thirds of this revenue growth. The remaining revenue increases primarily were the result of improved sales in established markets, new products and year-over-year geographic expansions and household growth in California and Florida. Total Shoppers circulation increased by 300,000 during the first quarter of 2006, including expansion of 220,000 in Northern California and 60,000 in the Tampa, Florida area. At the end of the quarter Shopper circulation reached over 12.8 million in California and Florida each week (including 240,000 in South Orange County, California where Shoppers publish two editions each week). We believe that expansions provide increased revenue opportunities, and plan to cover an additional circulation of at least 500,000 over the next several years in Northern California, Southern California, South Florida and the Tampa, Florida area. Newer areas initially tend to contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth from run-of-press (ROP, or in-book) advertising, primarily employment-related advertising and core sales. Revenues from distribution products were up slightly compared to the prior year quarter.

Operating Expenses

Operating expenses increased $14.7 million, or 19.0%, in the first quarter of 2006 compared to the first quarter of 2005 as a result of increased labor costs, production and distribution costs, depreciation and amortization expense, stock-based compensation and the acquisition of The Tampa Flyer in April 2005. Total labor costs increased $5.3 million, or 18.4%. Excluding the Tampa acquisition, labor costs increased $1.8 million or 6.4%. $0.4 million of this increase relates to stock-based compensation recorded in the first quarter of 2006 as a result of our adoption of SFAS No. 123R. The remaining increase in labor costs relates to higher payroll costs to support higher circulation volumes and expansions, and higher pension costs. Total production costs increased $7.4 million, or 18.3%. Excluding the Tampa acquisition, production costs increased $3.1 million or 7.7%, including increased postage costs, increased offload printing expense due to increased print-and-deliver volumes and higher printing rates, and higher paper costs due to increased newsprint prices. Excluding the Tampa acquisition, postage expense was up $2.2 million or 9.7% due to the postal rate increase in January 2006 and circulation growth. The increase in production costs was partially offset by lower repairs and maintenance expense. Total general and administrative costs increased $1.5 million, or 21.8%. Excluding the Tampa acquisition, general and administrative costs increased $0.8 million or 11.8%, primarily due to higher promotion costs and higher general business expenses, partially offset by decreased legal expense and insurance expense. Total depreciation expense was up $0.3 million or 17.7%, with the majority of the increase attributable to the Tampa acquisition. Intangible amortization related to the Tampa acquisition was $0.3 million during the first quarter of 2006.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates increased in January of 2006, and likely will increase again in the future. Increased postage rates increased Shoppers total production costs in the first quarter of 2006 and will increase production costs for the reminder of the year. Newsprint prices, which have been increasing since 2004, continued to increase in the first quarter of 2006 and are expected to continue to increase throughout the remainder of the year. This increase resulted in higher production costs in the first quarter of 2006, and rising newsprint prices are expected to affect Shoppers production costs for the remainder of the year.

General Corporate Expense

General corporate expense decreased $0.3 million, or 10.7%, during the first quarter of 2006 compared to the first quarter of 2005, due to decreased labor, primarily due to lower incentive compensation, and decreased insurance expense. Partially offsetting this decrease was $0.1 million of stock-based compensation recorded in the first quarter of 2006 as a result of our adoption of SFAS No. 123R.

Interest Expense

Interest expense was up $0.7 million in the first quarter of 2006 compared to first quarter of 2005. This increase is due to higher outstanding debt levels, primarily due to the acquisition of The Tampa Flyer in April 2005 and repurchases of our common stock, and higher interest rates under our revolving credit facility in the first quarter of 2006 than in the first quarter of 2005.

Interest Income

Interest income was down slightly in the first quarter of 2006 compared to the first quarter of 2005 due to lower cash levels.

Other Income and Expense

Other net expense for the first quarter of 2006 primarily consists of stockholder expenses and balance-based bank charges.

Income Taxes

Income tax expense decreased $1.9 million in the first quarter of 2006 compared to the first quarter of 2005. This decrease was due to lower pre-tax income in the first quarter of 2006. The effective tax rate was 38.2% for the first quarter of 2006, down from 39.9% for the first quarter of 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2006, cash and cash equivalents were $17.4 million, decreasing $7.2 million from cash and cash equivalents at December 31, 2005. This net decrease was a result of net cash used in financing activities of $31.6 million and net cash used in investing activities of $10.4 million, partially offset by cash provided by operating activities of $34.8 million.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2006 was $34.8 million, compared to $38.0 million for the first three months of 2005. The $3.2 million year-over-year decrease was attributable to changes within working capital assets and liabilities and the $1.3 million decrease in net income.

For the three months ended March 31, 2006 our principal working capital requirements, which directly affected net cash provided by operating activities, were as follows:

•	A decrease in accounts receivable attributable to lower revenues and a higher beginning year accounts receivable balance. Days sales outstanding of approximately 56 days remained unchanged from December 31, 2005 and was down from 58 days at March 31, 2005;

•	An increase in inventory due to increased paper prices and timing of purchases;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable attributable to lower operating expenses and timing of vendor payments;

•	A decrease in accrued payroll and related expenses due to payment of 2005 bonuses; and

•	An increase in income taxes payable due to the timing of quarterly estimated federal and state taxes payments.

Investing Activities

Net cash outflows from investing activities were $10.4 million for the first three months of 2006, compared to $10.2 million for the first three months of 2005. The difference between net cash outflows from investing activities in 2006 and 2005 is primarily the result of the increased capital expenditures in the first quarter of 2006 to support growth.

Financing Activities

Net cash outflows from financing activities were $31.6 million for the three months ended March 31, 2006 compared to $28.3 million for the three months ended March 31, 2005. The difference between net cash outflows from financing activities in 2006 and 2005 is attributable primarily to $5.8 million more spent on repurchases of our common stock and $2.0 million higher net repayment of borrowings in the first three months of 2006 compared to the first three months of 2005. Partially offsetting the difference in cash outflows from financing activities in 2006 compared to 2005 were $3.1 million higher proceeds received from the exercise of stock options in the first quarter of 2006 compared to the first quarter of 2005.

We consider such factors as current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities and financing activities when assessing our liquidity. Our primary sources of liquidity have been cash and cash equivalents on hand and cash generated from operating activities. The management of cash is carefully controlled both to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing and financing requirements as they arise.

Capital resources are also available from and provided through our unsecured credit facility. On August 12, 2005, Harte-Hanks entered into a five-year $125 million revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility allows us to obtain revolving credit loans and provides for the issuance of letters of credit. For each borrowing under the Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in the Five-Year Credit Agreement) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in the Five-Year Credit Agreement) ratio then in effect, and ranges from .315% to .6%. There is a facility fee that we are also required to pay under the Credit Facility that is based on a rate applied to the total commitment amount under the Credit Facility, regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15%, depending on our total debt-to-EBITDA ratio then in effect. In addition, we will also be charged a letter of credit fee with respect to any outstanding letters of credit issued under this credit facility. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of .125% per annum to the average daily undrawn amount of the outstanding letters of credit.

Under the Credit Facility, we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The Credit Facility also contains covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limits the total amount of indebtedness of our subsidiaries to $20 million.

The Credit Facility also includes customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The Credit Facility provides for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of March 31, 2006, we were in compliance with all of the covenants of our credit facility.

The amount of cash on hand and borrowings available under the credit facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, capital expenditures, tax payments, share repurchase, acquisitions and dividends.

We believe that our credit facility, together with cash provided by operating activities, will be sufficient to fund operations and anticipated acquisitions, stock repurchases, capital expenditures and dividends for the foreseeable future. As of March 31, 2006, we had $75.0 million of unused borrowing capacity under our credit facility.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We consider the following to be our critical accounting policies:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Reserve for healthcare, workers’ compensation, automobile and general liability;

•	Goodwill; and

•	Stock-based compensation.

Other than the adoption of SFAS No. 123R in January 2006 described in Note C of the Notes to Unaudited Condensed Consolidated Financial Statements, there have been no changes to the critical accounting policies described in our annual report on form 10-K for the year ended December 31, 2005.

Beginning January 1, 2006 we account for stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards requires judgment, including in some cases estimating expected term, volatility and dividend yield. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS No. 123R under the modified-prospective transition method. SFAS No. 123R requires that all stock-based awards be recognized as operating expense, based on their fair values on the date of grant, over the requisite service period, in the consolidated statement of operations. Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement principles of APB No. 25 and related interpretations. Accordingly, prior to January 1, 2006 no compensation expense was recognized for stock-based awards granted where the exercise price was equal to the market price of the underlying stock on the date of grant. We recorded incremental expense for stock-based compensation, as a result of the adoptions of SFAS No. 123R, of $1,751,000 ($1,082,000, net of tax) for the quarter ended March 31, 2006. The adoption of SFAS No. 123R did not have a significant impact on our financial position. Prior to our adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as both a financing cash inflow and an operating cash outflow rather than as a reduction of taxes paid.

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) SFAS No. 123R-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as described in SFAS No. 123R, or the alternative transition method as described in this FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. We have elected to adopt the transition method described in this FSP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreement, which bears interest at variable rates based on Eurodollar rates (effective rate of 5.09% at March 31, 2006) and has a maturity date of August 12, 2010. At March 31, 2006, our debt balance was $50 million. Our earnings are also affected by changes in short-term interest rates as a result of a deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 7.75% at March 31, 2006) and has a balance of $6.5 million at March 31, 2006. Assuming the actual level of borrowing and deferred compensation balance throughout the first quarter of 2006 and assuming a one percentage point change in the quarter’s average interest rates, it is estimated that our net income for the three months ended March 31, 2006 would have changed by approximately $97,000. Due to our debt level and deferred compensation balance at March 31, 2006, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign exchange rates as a result of our operations in foreign countries. Due to the level of operations in foreign countries, the impact of fluctuations in foreign exchange rates is not significant to our overall earnings.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we become involved in various claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits are not expected to have a material effect on our financial condition or operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2006	178,583	$26.71	93,200	6,261,928
February 1 – 28, 2006(2)	583,900	$28.60	583,900	5,678,028
March 1 – 31, 2006	147,188	$27.26	138,400	5,539,628

Total	909,671	$28.01	815,500

(1)	During the first quarter of 2006, 815,500 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors authorized the repurchase of up to 49,900,000 shares of our outstanding common stock. As of March 31, 2006 we had repurchased a total of 44,360,372 shares at an average price of $17.59 per share under this program.
(2)	On February 21, 2006 we purchased 300,000 shares of our common stock for $28.39 per share ($0.20 below the closing price per share of our common stock on February 21, 2006) from Mr. Houston H. Harte. Mr. Harte is a member of our Board of Directors.

Item 6. Exhibits

See Index to Exhibits on Page 26.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 10, 2006	/s/ Richard M. Hochhauser
Date	Richard M. Hochhauser
President and Chief Executive Officer

May 10, 2006	/s/ Dean H. Blythe
Date	Dean H. Blythe
Senior Vice President and
Chief Financial Officer

May 10, 2006	/s/ Jessica M. Huff
Date	Jessica M. Huff
Vice President, Finance and
Chief Accounting Officer

Exhibit No.	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith