Form 10-Q
period 2006-06-30
HARTE HANKS INC
filed 2006-08-09
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒    Acclerated filer  ☐    Non-acclerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value per share, 78,986,672 shares as of July 31, 2006.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2006

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,928	$24,561
Accounts receivable, net	171,152	184,537
Inventory	9,479	7,947
Prepaid expenses	17,015	14,783
Current deferred income tax asset	14,528	14,158
Other current assets	11,048	7,718

Total current assets	250,150	253,704

Property, plant and equipment, net	117,117	112,911
Goodwill, net	503,041	502,750
Other intangible assets, net	16,748	16,669
Other assets	3,253	3,629

Total assets	$890,309	$889,663

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	63,722	62,978
Accrued payroll and related expenses	24,449	35,735
Customer deposits and unearned revenue	62,275	54,143
Income taxes payable	14,517	12,710
Other current liabilities	8,856	9,781

Total current liabilities	173,819	175,347

Long-term debt	70,000	62,000
Other long-term liabilities	90,251	90,970

Total liabilities	334,070	328,317

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 115,991,360 and 115,453,416 shares issued at June 30, 2006 and December 31, 2005, respectively	115,991	115,453
Additional paid-in capital	284,344	269,865
Retained earnings	1,024,917	980,505
Less treasury stock: 36,390,169 and 33,965,335 shares at cost at June 30, 2006 and December 31, 2005, respectively	(848,069)	(782,495)
Accumulated other comprehensive loss	(20,944)	(21,982)

Total stockholders’ equity	556,239	561,346

Total liabilities and stockholders’ equity	$890,309	$889,663

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Operating revenues	$298,372	$284,010

Operating expenses
Labor	110,482	105,375
Production and distribution	106,138	98,793
Advertising, selling, general and administrative	21,761	24,191
Depreciation and amortization	7,870	7,455
Intangible amortization	573	376

Total operating expenses	246,824	236,190

Operating income	51,548	47,820

Other expenses (income)
Interest expense	1,013	505
Interest income	(85)	(37)
Other, net	465	282

	1,393	750

Income before income taxes	50,155	47,070
Income tax expense	19,966	17,943

Net income	$30,189	$29,127

Basic earnings per common share	$0.38	$0.34

Weighted-average common shares outstanding	80,329	84,466

Diluted earnings per common share	$0.37	$0.34

Weighted-average common and common equivalent shares outstanding	81,915	86,337

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating revenues	$576,767	$552,303

Operating expenses
Labor	218,401	209,677
Production and distribution	207,989	192,381
Advertising, selling, general and administrative	42,999	44,803
Depreciation and amortization	15,325	14,777
Intangible amortization	935	526

Total operating expenses	485,649	462,164

Operating income	91,118	90,139

Other expenses (income)
Interest expense	1,868	708
Interest income	(111)	(115)
Other, net	729	771

	2,486	1,364

Income before income taxes	88,632	88,775
Income tax expense	34,660	34,575

Net income	$53,972	$54,200

Basic earnings per common share	$0.67	$0.64

Weighted-average common shares outstanding	80,826	84,598

Diluted earnings per common share	$0.65	$0.63

Weighted-average common and common equivalent shares outstanding	82,472	86,381

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$53,972	$54,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,325	14,777
Intangible amortization	935	526
Stock-based compensation	3,659	128
Excess tax benefits from stock-based compensation	(2,066)	—
Deferred income taxes	2,457	988
Other, net	915	308
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	13,509	(338)
Increase in inventory	(1,500)	(29)
(Increase) decrease in prepaid expenses and other current assets	(5,492)	1,243
Increase in accounts payable	694	89
Decrease in other accrued expenses and other current liabilities	(1,619)	(7,182)
Other, net	(3,444)	1,870

Net cash provided by operating activities	77,345	66,580

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(3,093)	(63,274)
Purchases of property, plant and equipment	(17,390)	(16,893)
Proceeds from sale of property, plant and equipment	48	2

Net cash used in investing activities	(20,435)	(80,165)

Cash Flows from Financing Activities
Long-term borrowings	69,000	48,000
Repayment of long-term borrowings	(61,000)	(15,000)
Issuance of common stock	7,781	7,036
Purchase of treasury stock	(63,119)	(31,443)
Issuance of treasury stock	103	87
Excess tax benefits from stock-based compensation	2,066	—
Dividends paid	(9,560)	(8,428)

Net cash (used in) provided by financing activities	(54,729)	252

Effect of exchange rate changes on cash and cash equivalents	186	—
Net increase (decrease) in cash and cash equivalents	2,367	(13,333)
Cash and cash equivalents at beginning of year	24,561	38,807

Cash and cash equivalents at end of period	$26,928	$25,474

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2006 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2005	$114,505	$253,515	$882,750	$(663,779)	$(15,192)	$571,799
Common stock issued- employee benefit plans	174	3,874	—	—	—	4,048
Exercise of stock options for cash and by surrender of shares	774	7,311	—	(4,654)	—	3,431
Tax benefit of options exercised	—	5,133	—	—	—	5,133
Dividends paid ($0.20 per share)	—	—	(16,703)	—	—	(16,703)
Treasury stock repurchased	—	—	—	(114,213)	—	(114,213)
Treasury stock issued	—	32	—	151	—	183
Comprehensive income, net of tax:
Net income	—	—	114,458	—	—	114,458
Adjustment for minimum pension liability (net of tax of $3,567)	—	—	—	—	(5,450)	(5,450)
Foreign currency translation adjustment	—	—	—	—	(1,340)	(1,340)

Total comprehensive income						107,668

Balance at December 31, 2005	$115,453	$269,865	$980,505	$(782,495)	$(21,982)	$561,346
Common stock issued- employee benefit plans	96	2,115	—	—	—	2,211
Exercise of stock options for cash and by surrender of shares	442	5,835	—	(2,543)	—	3,734
Tax benefit of options exercised	—	2,344	—	—	—	2,344
Stock-based compensation	—	4,170	—	—	—	4,170
Dividends paid ($0.12 per share)	—	—	(9,560)	—	—	(9,560)
Treasury stock repurchased	—	—	—	(63,119)	—	(63,119)
Treasury stock issued	—	15	—	88	—	103
Comprehensive income, net of tax:
Net income	—	—	53,972	—	—	53,972
Foreign currency translation adjustment	—	—	—	—	1,038	1,038

Total comprehensive income						55,010

Balance at June 30, 2006	$115,991	$284,344	$1,024,917	$(848,069)	$(20,944)	$556,239

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

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

Certain prior period amounts have been reclassified for comparative purposes.

Note B - Income Taxes

Our second quarter income tax provision of $20.0 million was calculated using an effective income tax rate of approximately 39.8%. Our first half income tax provision of $34.7 million was calculated using an effective income tax rate of approximately 39.1%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2006. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

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

We have elected to adopt SFAS No. 123R under the modified-prospective transition method and we have not restated prior periods in the consolidated financial statements. Under this transition method, stock-based compensation expense for the second quarter and first half of 2006 includes:

1.	Compensation expense for all stock options granted prior to, but not vested as of, January 1, 2006, based on the fair value estimated at grant date in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”;

2.	Compensation expense for all stock options granted subsequent to December 31, 2005, based on fair value estimated at the grant date in accordance with SFAS No. 123R;

3.	Compensation expense for all nonvested share awards in accordance with SFAS No. 123R;

4.	Compensation expense for all performance stock unit awards in accordance with SFAS No. 123R; and

5.	Compensation expense for the 15% discount from market value for shares purchased under our Employee Stock Purchase Plan.

We estimated forfeitures in calculating stock-based compensation expense for both the stock-based awards granted prior to, but not vested as of January 1, 2006, as well as stock-based awards granted subsequent to January 1, 2006.

Compensation expense for stock-based awards is recognized in the Labor line of the consolidated statement of operations. For the quarters ended June 30, 2006 and June 30, 2005, we recorded total stock-based compensation expense of $1,895,000 ($1,141,000, net of tax) and $102,000 ($63,000, net of tax), respectively. Included in this total stock-based compensation expense is incremental expense for stock-based compensation, as a result of the adoption of SFAS No. 123R, of $1,876,000 ($1,129,000, net of tax) for the quarter ended June 30, 2006. For the six months ended June 30, 2006 and June 30, 2005, we recorded total stock-based compensation expense of $3,659,000 ($2,231,000, net of tax) and $128,000 ($79,000, net of tax), respectively. Included in this total stock-based compensation expense is incremental expense for stock-based compensation, as a result of the adoption of SFAS No. 123R, of $3,627,000 ($2,211,000, net of tax) for the six months ended June 30, 2006. For periods prior to the adoption of SFAS No. 123R, we followed APB No. 25 and recorded stock-based compensation expense only for stock options granted where the exercise price was less than the market price of the underlying stock on the date of grant.

We are required to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption of SFAS No. 123R. For the six months ended June 30, 2006, the adoption of SFAS No. 123R resulted in the recognition of $2.1 million as a financing cash inflow and an operating cash outflow.

The following tables illustrate the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation for all periods presented:

	Three Months Ended June30,
In thousands, except per share amounts	2006	2005
Net income — as reported	$30,189	$29,127
Stock-based employee compensation expense, included in reported net income, net of related tax effects	1,141	63
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,141)	(1,110)

Net income — pro forma	$30,189	$28,080

Basic earnings per share — as reported	$0.38	$0.34
Basic earnings per share — pro forma	$0.38	$0.33
Diluted earnings per share — as reported	$0.37	$0.34
Diluted earnings per share — pro forma	$0.37	$0.33

	Six Months Ended June30,
In thousands, except per share amounts	2006	2005
Net income — as reported	$53,972	$54,200
Stock-based employee compensation expense, included in reported net income, net of related tax effects	2,231	79
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,231)	(2,219)

Net income — pro forma	$53,972	$52,060

Basic earnings per share — as reported	$0.67	$0.64
Basic earnings per share — pro forma	$0.67	$0.62
Diluted earnings per share — as reported	$0.65	$0.63
Diluted earnings per share — pro forma	$0.65	$0.60

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

In May 2005 we adopted the 2005 Omnibus Incentive Plan (2005 Plan), a shareholder approved plan, pursuant to which we may issue to directors, officers and key employees up to 4,570,000 equity securities. Under the 2005 Plan we have awarded stock options, nonvested shares and performance stock units. The 2005 Plan replaced the

1991 Stock Option Plan (1991 Plan), a shareholder approved plan, pursuant to which we issued stock options to officers and key employees. No additional options will be granted under the 1991 Plan. As of June 30, 2006, there were 3,618,938 shares available for grant under the 2005 Plan.

Stock Options

Under the 2005 Plan, all options have been granted at exercise prices equal to the market price of the common stock on the grant date (2005 Plan market price options). All 2005 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of June 30, 2006, 2005 Plan market price options to purchase 815,875 shares were outstanding with exercise prices ranging from $25.76 to $29.05 per share. There were no exercisable 2005 Plan market price options at June 30, 2006.

Under the 1991 Plan, options were granted at exercise prices equal to the market price of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market price of the common stock (1991 Plan performance options). 1991 Plan market price options granted prior to January 1998 became exercisable after the fifth anniversary of their date of grant and expire on the tenth anniversary of their date of grant. Beginning January 1998, 1991 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of June 30, 2006, 1991 Plan market price options to purchase 6,725,221 shares were outstanding with exercise prices ranging from $8.54 to $26.55 per share.

At June 30, 2006, 1991 Plan performance options to purchase 58,500 shares were outstanding with exercise prices ranging from $0.67 to $1.33 per share. No 1991 Plan performance options have been granted since January 1999. The 1991 Plan performance options became exercisable in whole or in part after three years, and the extent to which they became exercisable at that time depended upon the extent to which we achieved certain goals established at the time the options were granted. In December 2005 the remaining unvested 1991 Plan performance options were amended to comply with Section 409A of the Internal Revenue Code of 1986, as amended. Under this option amendment, these unvested 1991 Plan performance options will only be exercisable on the business day following the vesting date of each option.

The following summarizes all stock option activity during the six months ended June 30, 2006:

	Number Of Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at January 1, 2006	7,428,184	$18.07

Granted	712,125	25.80
Exercised	(413,464)	13.39
Cancelled	(68,835)	22.82

Options outstanding at March 31, 2006	7,658,010	$19.00	6.03	$63,944

Granted	10,500	27.00
Exercised	(31,347)	15.36
Cancelled	(37,567)	25.90

Options outstanding at June 30, 2006	7,599,596	$18.99	5.77	$50,537

Exercisable at June 30, 2006	4,203,027	$15.48	3.98	$42,703

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Expected term (in years)	6.75	6.59
Expected stock price volatility	23.74%	25.70%
Risk-free interest rate	4.44%	4.00%
Expected dividend yield	0.89%	0.75%

Expected term is estimated using the simplified method under Staff Accounting Bulletin No. 107, which takes into account vesting and contractual term. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. Expected dividend yield is based on historical stock price movement and anticipated future annual dividends over the expected term. Future annual dividends over the expected term are estimated to range between $0.24 and $0.48 per share, with a weighted-average annual dividend of $0.36 per share.

The weighted-average fair value of options granted during the three months and six months ended June 30, 2006 was $8.11 and $8.16, respectively. The weighted-average fair value of options granted during the three months and six months ended June 30, 2005 was $8.36 and $8.30, respectively. As of June 30, 2006, there was $14,515,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.30 years.

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $355,000 and $3,282,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $6,345,000 and $7,096,000, respectively.

Nonvested Shares

In the first quarter of 2006 we granted nonvested shares for the first time. In addition, in January 2006, certain officers of the Company elected to receive a portion of their 2005 bonus in the form of nonvested shares instead of cash payments. In connection with this election, the value of nonvested shares granted was equal to 125% of the value of the foregone cash payment. All nonvested shares were granted under the 2005 Plan, and vest 100% on the third anniversary of their date of grant. As of June 30, 2006, 81,224 nonvested shares were outstanding, none of which had vested.

The following summarizes all nonvested share activity during the six months ended June 30, 2006:

	Number Of Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares outstanding at January 1, 2006	—	$—

Granted	82,624	25.82
Vested	—	—
Cancelled	(350)	25.80

Nonvested shares outstanding at March 31, 2006	82,274	$25.82

Granted	—	—
Vested	—	—
Cancelled	(1,050)	25.80

Nonvested shares outstanding at June 30, 2006	81,224	$25.82

The fair value of each nonvested share is estimated on the date of grant as the closing market price of our common stock on the date of grant. There were no nonvested shares granted during the three months ended June 30, 2006. The weighted-average fair value of nonvested shares granted during the six months ended June 30, 2006 was $25.82. We did not grant any nonvested shares prior to January 1, 2006. As of June 30, 2006, there was $1,391,000 of total unrecognized compensation cost related to nonvested shares. This cost is expected to be recognized over a weighted average period of approximately 2.57 years.

Performance Stock Units

In the first quarter of 2006 we granted performance stock units for the first time. These performance stock units were granted under the 2005 Plan. Performance stock units are a form of share-based awards in which the number of shares ultimately issued is based on our performance against specific performance goals over a three-year period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 125%. As of June 30, 2006, 46,775 performance stock units were outstanding. As of June 30, 2006, no shares of stock associated with the performance stock units awarded have been issued.

The following summarizes all performance stock unit activity during the six months ended June 30, 2006:

	Number Of Shares	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at January 1, 2006	—	$—

Granted	48,175	25.03
Issued	—	—
Cancelled	(350)	25.03

Performance stock units outstanding at March 31, 2006	47,825	$25.03

Granted	—	—
Issued	—	—
Cancelled	(1,050)	25.03

Performance stock units outstanding at June 30, 2006	46,775	$25.03

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of dividend payments anticipated to be paid by the Company over the vesting period. Annual dividends over the vesting period are estimated to range between $0.24 and $0.32 per share, with a weighted-average annual dividend of $0.28 per share. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. There were no nonvested shares granted during the three months ended June 30, 2006. The weighted-average fair value of performance stock units granted during the six months ended June 30, 2006 was $25.03. As of June 30, 2006, there was $776,000 of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 2.57 years.

Employee Stock Purchase Plan

The 1994 Employee Stock Purchase Plan (ESPP Plan), a shareholder approved plan, provides for a total of 6,000,000 shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. During the three months ended June 30, 2006, we issued 49,835 shares under our employee stock purchase plan at an average price of $22.84 per share. During the six months ended June 30, 2006, we issued 95,334 shares under our employee stock purchase plan at an average price of $23.16 per share. 2,556,769 shares were available for issuance at June 30, 2006.

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2006	2005
BASIC EPS
Net Income	$30,189	$29,127

Weighted-average common shares outstanding used in earnings per share computations	80,329	84,466

Earnings per common share	$0.38	$0.34

DILUTED EPS
Net Income	$30,189	$29,127

Shares used in diluted earnings per share computations	81,915	86,337

Earnings per common share	$0.37	$0.34

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	80,329	84,466
Weighted average common equivalent shares - dilutive effect of stock options and awards	1,586	1,871

Shares used in diluted earnings per share computations	81,915	86,337

For the purpose of calculating the shares used in the diluted EPS calculation for the three months ended June 30, 2006, 2,013,000 anti-dilutive market price options have been excluded from the EPS calculation. In addition, 47,000 performance stock units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on our performance against goals established for the performance period. For the purpose of calculating the shares used in the diluted EPS calculation for the three months ended June 30, 2005, 23,000 anti-dilutive market price options have been excluded from the EPS calculation. There were no performance stock units awarded prior to 2006.

	Six Months Ended June 30,
In thousands, except per share amounts	2006	2005
BASIC EPS
Net Income	$53,972	$54,200

Weighted-average common shares outstanding used in earnings per share computations	80,826	84,598

Earnings per common share	$0.67	$0.64

DILUTED EPS
Net Income	$53,972	$54,200

Shares used in diluted earnings per share computations	82,472	86,381

Earnings per common share	$0.65	$0.63

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	80,826	84,598
Weighted average common equivalent shares - dilutive effect of stock options and awards	1,646	1,783

Shares used in diluted earnings per share computations	82,472	86,381

For the purpose of calculating the shares used in the diluted EPS calculation for the six months ended June 30, 2006, 1,896,000 anti-dilutive market price options have been excluded from the EPS calculation. In addition, 41,000 performance stock units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on our performance against goals established for the performance period. For the purpose of calculating the shares used in the diluted EPS calculation for the six months ended June 30, 2005, 12,000 anti-dilutive market price options have been excluded from the EPS calculation. There were no performance stock units awarded prior to 2006.

Note E – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of Harte-Hanks in our two different business segments follows:

	Three Months Ended June 30,
In thousands	2006	2005
Operating revenues
Direct Marketing	$173,808	$168,388
Shoppers	124,564	115,622

Total operating revenues	$298,372	$284,010

Operating Income
Direct Marketing	$28,577	$24,975
Shoppers	26,274	26,505
Corporate Activities	(3,303)	(3,660)

Total operating income	$51,548	$47,820

Income before income taxes
Operating income	$51,548	$47,820
Interest expense	(1,013)	(505)
Interest income	85	37
Other, net	(465)	(282)

Total income before income taxes	$50,155	$47,070

	Six Months Ended June 30,
In thousands	2006	2005
Operating revenues
Direct Marketing	$338,126	$338,407
Shoppers	238,641	213,896

Total operating revenues	$576,767	$552,303

Operating Income
Direct Marketing	$48,961	$49,495
Shoppers	48,200	47,373
Corporate Activities	(6,043)	(6,729)

Total operating income	$91,118	$90,139

Income before income taxes
Operating income	$91,118	$90,139
Interest expense	(1,868)	(708)
Interest income	111	115
Other, net	(729)	(771)

Total income before income taxes	$88,632	$88,775

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,
In thousands, except per share amounts	2006	2005
Service Cost	$198	$215
Interest Cost	1,815	1,843
Expected return on plan assets	(2,002)	(1,977)
Amortization of prior service cost	15	15
Transition obligation	24	24
Recognized actuarial loss	710	742

Net periodic benefit cost	$760	$862

	Six Months Ended June 30,
In thousands, except per share amounts	2006	2005
Service Cost	$397	$369
Interest Cost	3,630	3,512
Expected return on plan assets	(4,004)	(3,958)
Amortization of prior service cost	30	30
Transition obligation	48	48
Recognized actuarial loss	1,419	1,189

Net periodic benefit cost	$1,520	$1,190

We made a $5.0 million contribution to our frozen pension plan in May 2006 in order to obtain the Pension Benefit Guaranty Corporation full funding limit exemption. We are not required to make and do not intend to make any additional contributions to either pension plan for the remainder of 2006 other than to the extent needed to cover benefit payments related to the unfunded plan. As a result of the $5.0 million contribution in May 2006, which reduced the liability, we remeasured certain plan assets and benefit obligations using a discount rate of 6.00% compared to the previously used discount rate of 5.75%. This remeasurement is expected to decrease our net periodic benefit cost in the second half of the year by approximately $0.5 million.

Note G – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended June 30,
In thousands	2006	2005
Net income	$30,189	$29,127
Other comprehensive income (loss):
Foreign currency translation adjustment	729	(599)

Total comprehensive income	$30,918	$28,528

	Six Months Ended June 30,
In thousands	2006	2005
Net income	$53,972	$54,200
Other comprehensive income (loss):
Foreign currency translation adjustment	1,038	(1,264)

Total comprehensive income	$55,010	$52,936

Note H – Acquisitions

In April 2006, we acquired certain assets of PrintSmart, Inc., a full-service print-on-demand provider located in East Bridgewater, Massachusetts, in an effort to expand and enhance our digital printing capabilities. No goodwill was recognized in this transaction. Intangible assets recognized in this transaction which are subject to amortization, relating to a service contract, totaled approximately $1.0 million and were assigned to the Direct Marketing segment.

In June 2006, we acquired StepDot Software GmbH of Germany and integrated it into our Trillium Software operations. Based in Böblingen, Germany, StepDot was a value-added reseller specializing in data quality and integration solutions for Harte-Hanks since 2002. The acquisition provides us with a more strategic presence in Central Europe and Germany. The total amount of goodwill recognized in this transaction was $0.3 million and was assigned to the Direct Marketing segment. No intangible assets were recognized in this transaction.

The total cost of these acquisitions was approximately $3.1 million and was paid in cash. The operating results of these acquisitions have been included in the accompanying unaudited Condensed Consolidated Financial Statements from the date of the acquisitions.

Note I – Subsequent Event

In July 2006, we acquired Global Address, a United Kingdom-based company that provides global postal address data quality software and services incorporating standards for more than 230 nations and territories worldwide. Global Address, located in Bristol, UK, with additional operations in Mountain View, CA, focuses on address data, and has provided components of Harte-Hanks Global Data Management, a data services offering of the Company. We plan to integrate elements of Global Address into its existing international offerings, among them Global Data Management and our Trillium Software data quality solutions, while continuing to support stand-alone Global Address products and services in the marketplace.

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

Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment by increasing their prospect and customer value – a process of “customer optimization” –organized around five strategic considerations:

•	Information (data collection/management);

•	Opportunity (data access/utilization);

•	Insight (data analysis/interpretation);

•	Engagement (knowledge application); and

•	Interaction (program execution).

We utilize various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. The services and products offered by Direct Marketing are tailored to specific industries or markets. Our direct marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. Depending on the needs of our clients, our direct marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients. We believe that we have the ability to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Revenues from the Direct Marketing segment represented approximately 58% and 59% of our total revenue for the three months and six months ended June 30, 2006.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective, local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. As of June 30, 2006, our shoppers are zoned into 1,076 separate editions with total circulation in excess of 12.8 million in California and Florida each week (including 240,000 in South Orange County, California where Shoppers publish two editions each week). We plan to cover an additional circulation of at least 500,000 over the next several years in California and Florida. We believe that expansions provide increased revenues and, ultimately, increased operating income as the publications in these new areas mature. Revenues from the Shoppers segment represented approximately 42% and 41% of our total revenue for the three months and six months ended June 30, 2006.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Our shoppers operate in local markets and are largely affected by the strength of the local economies.

Our overall strategy is based on seven key elements:

•	Being a market leader in each of our businesses;

•	Increasing revenues through growing our base businesses;

•	Introducing new services and products;

•	Entering new markets and making acquisitions;

•	Using technology to create competitive advantages;

•	Employing people who understand our clients’ business and markets; and

•	Creating shareholder value.

Our principal expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2006	June 30, 2005	Change	June 30, 2006	June 30, 2005	Change
Revenues	$298,372	$284,010	5.1%	$576,767	$552,303	4.4%
Operating expenses	246,824	236,190	4.5%	485,649	462,164	5.1%

Operating income	$51,548	$47,820	7.8%	$91,118	$90,139	1.1%

Net income	$30,189	$29,127	3.6%	$53,972	$54,200	-0.4%

Diluted earnings per share	$0.37	$0.34	8.8%	$0.65	$0.63	3.2%

2nd Quarter 2006 vs. 2nd Quarter 2005

Revenues

Consolidated revenues increased 5.1% to $298.4 million while operating income increased 7.8% to $51.5 million in the second quarter of 2006 when compared to the second quarter of 2005. Our overall results reflect increased revenues of 7.7% and 3.2% from our Shoppers and Direct Marketing segments, respectively. Shoppers results were positively impacted by the acquisition of The Flyer, located in Tampa, Florida in April 2005, which contributed about a quarter of the Shopper revenue growth for the quarter. The remaining Shoppers revenue increases were the result of improved sales in established markets, new products and year-over-year geographic expansions and household growth in California and Florida. Direct Marketing results were positively affected by $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our customers in the financial vertical that was acquired earlier this year. Excluding revenues from this contract termination, Direct Marketing’s second quarter 2006 revenues would have been down $1.6 million, or 0.9%, and consolidated revenues would have been up in the low single digits compared to the second quarter of 2005.

Operating Expenses

Overall operating expenses increased 4.5%, to $246.8 million, in the second quarter of 2006 compared to the second quarter of 2005. The increase in consolidated operating expenses was a result of increased operating expenses of 10.3% and 1.3% from the Shoppers and Direct Marketing segments, respectively, partially offset by a 9.8% decrease in general corporate expense. The primary drivers of the increase in operating expenses were higher postage costs due to the postal rate increase in January 2006, expenses related to the contract termination discussed above, higher logistics-related transportation costs, increased offload printing expense due to increased print-and-deliver volumes and higher printing rates, higher paper costs due to higher rates, $1.9 million of stock-based compensation recorded in the second quarter of 2006 as a result of our adoption of SFAS No. 123R, and the acquisition of The Tampa Flyer in April 2005.

Net Income/Earnings Per Share

Net income increased 3.6%, to $30.2 million, and diluted earnings per share increased 8.8% to $0.37 per share, in the second quarter of 2006 when compared to the second quarter of 2005. The increase in net income was a result of increased operating income, partially offset by an increase in interest expense and a higher tax rate in the second quarter of 2006 when compared to 2005. In 2006 we began expensing stock options and other equity-compensation, which impacted second quarter 2006 diluted earnings per share by approximately one and a half cents per share.

First Half 2006 vs. First Half 2005

Revenues

Consolidated revenues increased 4.4% to $576.8 million while operating income increased 1.1% to $91.1 million in the first half of 2006 when compared to the first half of 2005. Our overall results reflect a double-digit revenue increase from the Shoppers segment, partially offset by a slight revenue decline from the Direct Marketing segment. The acquisition of The Tampa Flyer in April 2005 contributed a little less than half of the Shoppers revenue growth. The remaining Shoppers revenue increases primarily were the result of improved sales in established markets, new products and year-over-year geographic expansions and household growth in California and Florida. Direct Marketing results were affected by (i) $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our customers in the financial vertical that was acquired earlier this year, and (ii) a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005 for a client in the high-tech vertical market.

Operating Expenses

Overall operating expenses increased 5.1%, to $485.6 million, in the first half of 2006 compared to the first half of 2005. The increase in consolidated operating expenses was a result of increased operating expenses of 14.4% and 0.1% from the Shoppers and Direct Marketing segments, respectively, partially offset by a 10.2% decrease in general corporate expense. The primary drivers of the increase in operating expenses were the acquisition of The Tampa Flyer in April 2005, higher postage costs due to the postal rate increase in January 2006, expenses related to the contract termination discussed above higher logistics-related transportation costs, $3.7 million of stock-based compensation recorded in the first half of 2006 as a result of our adoption of SFAS No. 123R, and higher paper costs due to higher newsprint rates.

Net Income/Earnings Per Share

Net income decreased 0.4%, to $54.0 million, and diluted earnings per share were up 3.2%, to $0.65 per share, in the first half of 2006 when compared to the first half of 2005. The decrease in net income was a result of higher interest expense and a higher tax rate, partially offset by higher operating income in the first half of 2006 when compared to the first half of 2005. In 2006 we began expensing stock options and other equity-compensation, which impacted first half 2006 diluted earnings per share by approximately $0.03 per share.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2006	June 30, 2005	Change	June 30, 2006	June 30, 2005	Change
Revenues	$173,808	$168,388	3.2%	$338,126	$338,407	-0.1%
Operating expenses	145,231	143,413	1.3%	289,165	288,912	0.1%

Operating income	$28,577	$24,975	14.4%	$48,961	$49,495	-1.1%

2nd Quarter 2006 vs. 2nd Quarter 2005

Revenues

Direct Marketing revenues increased $5.4 million, or 3.2%, in the second quarter of 2006 compared to the second quarter of 2005. These results were positively affected by $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our customers in the financial vertical that was acquired earlier this year. Excluding revenues from this contract termination, second quarter 2006 revenues would have been down $1.6 million, 0.9%, compared to the first quarter of 2005. Our pharma/healthcare vertical was up over 20%, and retail grew in the high single digits. Our select vertical was flat in the quarter, with the financial (excluding the termination fee) and high tech/telecom verticals down in the low double digits. Revenues from our vertical markets are impacted by the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. In general, revenues for Direct Marketing are affected by general national and international economic trends.

From a service offering perspective, Direct Marketing experienced increased revenues from data processing, logistics and software sales. Partially offsetting these increases were declines in printing revenues.

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

Operating Expenses

Operating expenses increased $1.8 million, or 1.3%, in the second quarter of 2006 compared to the second quarter of 2005. These results include (i) $2.4 million of operating expense recognized in the second quarter of 2006 as a result of the contract termination discussed above, and (ii) $1.0 million of stock-based compensation. Excluding these two factors, operating expense decreased $1.6 million, or 1.1%. Labor costs increased $1.3 million, or 1.8%, in the second quarter of 2006 compared to 2005 with all of the increase being attributable to the contract termination and stock-based compensation. Excluding these facts, labor costs were down $1.2 million, or 1.7%, compared to the prior year quarter. Production and distribution costs increased $0.8 million, or 1.6%, due to higher logistics-related transportation costs and additional costs related to the contract termination. General and administrative expense was down $0.7 million, or 5.5%, due to decreased bad debt expense resulting from better collections and fewer accounts past due. Depreciation and amortization expense increased $0.3 million, or 5.6%, due to additional intangible amortization related to recent acquisitions.

First Half 2006 vs. First Half 2005

Revenues

Direct Marketing revenues decreased $0.3 million, or 0.1%, in the first half of 2006 compared to the first half of 2005. These results were affected by (i) $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our customers in the financial vertical that was acquired earlier this year, and (ii) a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005 for a client in the high-tech vertical market. Our pharma/healthcare vertical was up over 30% and our retail vertical and select vertical both grew in the mid single digits compared to the first half of 2005. Our financial (excluding the termination fee) and high-tech (excluding the one-time project) verticals were both down in the low double digits compared to the first half of 2005.

From a service offering perspective, Direct Marketing experienced increased revenues from data processing, logistics, agency-related work and software sales. Partially offsetting these increases were declines in revenues from account management and print.

Operating Expenses

Operating expenses increased $0.3 million, or 0.1%, in the first half of 2006 compared to the first half of 2005. These results include (i) $2.4 million of operating expense recognized in the second quarter of 2006 as a result of the contract termination discussed above, and (ii) $2.2 million of stock-based compensation. Excluding these two factors, operating expense decreased $4.3 million, or 1.5%. Labor costs in the first half of 2006 were flat compared to the first half of 2005. Excluding the additional labor costs associated with the contract termination and stock-based compensation, labor costs were down $3.8 million, or 2.6%, in the first half of 2006 compared to the first half of 2005. Production and distribution costs increased $1.7 million, or 1.6%, due to higher logistics-related transportation costs. General and administrative expense was down $1.6 million, or 6.4%, due to decreased bad debt expense. Depreciation and amortization expense increased $0.1 million, or 1.1%, due to additional intangible amortization due to recent acquisitions.

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

Shoppers

Shoppers operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2006	June 30, 2005	Change	June 30, 2006	June 30, 2005	Change
Revenues	$124,564	$115,622	7.7%	$238,641	$213,896	11.6%
Operating expenses	98,290	89,117	10.3%	190,441	166,523	14.4%

Operating income	$26,274	$26,505	-0.9%	$48,200	$47,373	1.7%

2nd Quarter 2006 vs. 2nd Quarter 2005

Revenues

Shoppers revenues increased $8.9 million, or 7.7%, in the second quarter of 2006 compared to the second quarter of 2005. The acquisition of The Tampa Flyer in April 2005 contributed about a quarter of this revenue growth. The remaining revenue increases were the result of improved sales in established markets, new products and year-over-year geographic expansions and household growth in California and Florida. Total Shoppers circulation increased by 20,000 during the second quarter of 2006 and at the end of the quarter Shopper circulation reached over 12.8 million in California and Florida each week (including 240,000 in South Orange County, California where Shoppers publish two editions each week). We believe that expansions provide increased revenue opportunities, and plan to cover additional circulation of at least 500,000 over the next several years in Northern California, Southern California, South Florida and the Tampa, Florida area. Newer areas initially tend to contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth from both run-of-press (ROP, or in-book) advertising, including core sales, employment, real estate and automotive advertising, and distribution products.

Operating Expenses

Operating expenses increased $9.2 million, or 10.3%, in the second quarter of 2006 compared to the second quarter of 2005 as a result of increased labor costs, production and distribution costs, depreciation and amortization expense, stock-based compensation and the acquisition of The Tampa Flyer in April 2005. Total labor costs increased $3.6 million, or 11.6%, due to the Tampa acquisition, $0.5 million of stock-based compensation and higher payroll costs to support higher circulation volumes and expansions. Total production costs increased $6.5 million, or 14.2%, due to the Tampa acquisition, increased postage costs, increased offload printing expense due to increased print-and-deliver volumes and higher printing rates, and higher paper costs due to increased newsprint prices. Postage expense was up $3.4 million, or 13.7%, due to the postal rate increase in January 2006, circulation growth and the Tampa acquisition. Total general and administrative costs decreased $1.2 million, or 12.1%, due to lower bad debt expense, partially offset by additional general and administrative costs related to Tampa. Total depreciation expense was up $0.2 million, or 14.0%, with the majority of the increase attributable to the Tampa acquisition. Intangible amortization related to the Tampa acquisition was $0.3 million during the second quarter of 2006.

First Half 2006 vs. First Half 2005

Revenues

Shoppers revenues increased $24.7 million, or 11.6%, in the first half of 2006 compared to the first half of 2005. The acquisition of The Tampa Flyer in April 2005 contributed a little less than half of this revenue growth. The remaining revenue increases primarily were the result of improved sales in established markets, new products and year-over-year geographic expansions and household growth in California and Florida. Total Shoppers circulation increased by 330,000 during the first half of 2006, including expansion of 230,000 in Northern California and 60,000 in the Tampa, Florida area.

From a product-line perspective, Shoppers had growth from both run-of-press (ROP, or in-book) advertising, including core sales, employment, real estate and automotive advertising, and distribution products.

Operating Expenses

Operating expenses increased $23.9 million, or 14.4%, in the first half of 2006 compared to the first half of 2005 as a result of increased labor costs, production and distribution costs, general and administrative costs, depreciation and amortization expense, stock-based compensation and the acquisition of The Tampa Flyer in April 2005. Total labor costs increased $8.9 million, or 14.9%. Excluding the Tampa acquisition, labor costs increased $4.4 million, or 7.6%. $0.9 million of this increase relates to stock-based compensation recorded in the first half of 2006 as a result of our adoption of SFAS No. 123R. The remaining increase in labor costs relates to higher payroll costs to support higher circulation volumes and expansions. Total production costs increased $13.9 million, or 16.1%. Excluding the Tampa acquisition, production costs increased $8.2 million, or 9.9%, including increased postage costs, increased offload printing expense due to increased print-and-deliver volumes and higher printing rates, and higher paper costs due to increased newsprint prices. Excluding the Tampa acquisition, postage expense was up $4.8 million, or 10.5%, due to the postal rate increase in January 2006 and circulation growth. Total general and administrative costs increased $0.3 million, or 1.7%. Excluding the Tampa acquisition, general and administrative costs decreased $0.7 million, or 4.3%, primarily due to lower bad debt expense, and lower insurance expense, partially offset by increased promotion expense. Total depreciation expense was up $0.5 million, or 15.8%, with about half of the increase attributable to the Tampa acquisition. Intangible amortization related to the Tampa acquisition was $0.6 million during the first half of 2006.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates increased in January of 2006, and likely will increase again in the future. Increased postage rates increased Shoppers total production costs in the first half of 2006 and will increase production costs for the reminder of the year. Newsprint prices, which have been increasing since 2004, continued to increase in the first half of 2006 and are expected to continue to increase throughout the remainder of the year. This increase resulted in higher production costs in the first half of 2006, and rising newsprint prices are expected to affect Shoppers production costs for the remainder of the year.

General Corporate Expense

General corporate expense decreased $0.4 million, or 9.8%, during the second quarter of 2006 compared to the second quarter of 2005, due to decreased professional services as a result of tax consulting fees in the second quarter of 2005 related to a state tax refund. Partially offsetting this decrease was $0.4 million of stock-based compensation recorded in the second quarter of 2006 as a result of our adoption of SFAS No. 123R.

General corporate expense decreased $0.7 million, or 10.2%, during the first half of 2006 compared to the first half of 2005, due to decreased labor, primarily due to lower incentive compensation, and decreased professional services as a result of tax consulting fees in the second quarter of 2005 related to a state tax refund. Partially offsetting this decrease was $0.6 million of stock-based compensation recorded in the first half of 2006 as a result of our adoption of SFAS No. 123R.

Interest Expense

Interest expense was up $0.5 million in the second quarter of 2006 and $1.2 million in the first half of 2006 compared to the same periods in 2006. These increases are due to higher outstanding debt levels, primarily due to the acquisition of The Tampa Flyer in April 2005 and repurchases of our common stock, and higher interest rates under our revolving credit facility in 2006 than 2005.

Interest Income

Interest income was up slightly in the second quarter and down slightly in the first half of 2006 compared to the same periods in 2005 due to normal variances in cash levels.

Other Income and Expense

Other net expense primarily consists of stockholder expenses and balance-based bank charges.

Income Taxes

Income tax expense increased $2.0 million in the second quarter of 2006 and $0.1 million in the first half of 2006 compared to the same periods in 2005. The effective tax rate was 39.8% for the second quarter of 2006, up from 38.1% for the first quarter of 2005. The effective tax rate was 39.1% for the first half of 2006, up from 38.9% for the first half of 2005. Tax expense in the second quarter and first half of 2005 was positively impacted by a favorable resolution to a state tax matter, resulting in a lower effective tax rate.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2006, cash and cash equivalents were $26.9 million, increasing $2.4 million from cash and cash equivalents at December 31, 2005. This net increase was a result of net cash provided by operating activities of $77.3 million, partially offset by cash used in financing activities of $54.7 million and net cash used in investing activities of $20.4 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2006 was $77.3 million, compared to $66.6 million for the first six months of 2005. The $10.7 million year-over-year increase was attributable to changes within working capital assets and liabilities.

For the six months ended June 30, 2006 our principal working capital requirements, which directly affected net cash provided by operating activities, were as follows:

•	A decrease in accounts receivable attributable to collection efforts and a higher beginning year accounts receivable balance. Days sales outstanding of approximately 53 days remained at June 30, 2006 was down from 56 days at December 31 and 55 days at June 30, 2005;

•	An increase in inventory due to increased paper prices and timing of purchases;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accrued payroll and related expenses due to payment of 2005 bonuses;

•	An increase in customer deposits and unearned revenue due to timing of receipts; and

•	An increase in income taxes payable due to the timing of quarterly estimated federal and state taxes payments.

Investing Activities

Net cash used in investing activities were $20.4 million for the first six months of 2006, compared to $80.2 million for the first six months of 2005. The difference between net cash outflows from investing activities in 2006 and 2005 is the result of the increased acquisition activity in the first half of 2005, primarily the acquisition of The Tampa Flyer in April 2005.

Financing Activities

Net cash outflows from financing activities were $54.7 million for the six months ended June 30, 2006 compared to net cash inflows of $0.3 million for the six months ended June 30, 2005. The difference between net cash outflows from financing activities in 2006 and 2005 is attributable primarily to $31.7 million more spent on repurchases of our common stock and $25 million lower net debt borrowings in the first six months of 2006 compared to the first six months of 2005.

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

The Credit Facility also includes customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The Credit Facility provides for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of June 30, 2006, we were in compliance with all of the covenants of our credit facility.

The amount of cash on hand and borrowings available under the credit facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, capital expenditures, tax payments, share repurchase, acquisitions and dividends.

Based on our current operational plans, we believe that our credit facility, together with cash provided by operating activities, will be sufficient to fund operations and anticipated capital expenditures and dividends for the foreseeable future. As of June 30, 2006, we had $55.0 million of unused borrowing capacity under our credit facility. To the extent we require additional capital to fund acquisitions, stock repurchases or other non-operational needs we may seek to increase the funds available under our credit facility or acquire an additional credit facility.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement only if that position meets the more-likely-than-not recognition threshold. FIN 48 will be effective for us beginning January 1, 2007 and is not expected to significantly impact our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreement, which bears interest at variable rates based on Eurodollar rates (effective rate of 5.59% at June 30, 2006) and has a maturity date of August 12, 2010. At June 30, 2006, our debt balance was $70 million. Our earnings are also affected by changes in short-term interest rates as a result of a deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 8.25% at June 30, 2006) and has a balance of $6.3 million at June 30, 2006. Assuming the actual level of borrowing and deferred compensation balance throughout the second quarter and first half of 2006 and assuming a one percentage point change in average interest rates, it is estimated that our net income for the quarter and six months ended June 30, 2006 would have changed by approximately $0.1 million and $0.2 million, respectively. Due to our debt level and deferred compensation balance at June 30, 2006, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of 2006, in order to improve our operations, we implemented: (1) a new general ledger system for our Shoppers segment and (2) a new billing system for three Direct Marketing facilities. While these systems enhance, and represent a material change to, our internal controls, we do not believe these changes were necessary to ensure effectiveness of our internal controls. Other than the system implementations described above, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting..

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we become involved in various claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits are not expected to have a material effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the second quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 – 30, 2006	240,700	$26.72	240,700	5,298,928
May 1 – 31, 2006	914,200	$26.94	914,200	4,384,728
June 1 – 30, 2006	364,100	$25.05	364,100	4,020,628

Total	1,519,000	$26.45	1,519,000

(1)	During the second quarter of 2006, 1,519,000 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors authorized the repurchase of up to 49,900,000 shares of our outstanding common stock. As of June 30, 2006 we had repurchased a total of 45,879,372 shares at an average price of $17.89 per share under this program.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 16, 2006. At the meeting the stockholders were requested to vote on the following:

(a)	To elect David L. Copeland and Christopher M. Harte as Class I directors for a three-year term. The result of the vote was as follows:

	For	Withheld
David L. Copeland	72,052,091	3,055,398
Christopher M. Harte	71,997,357	3,110,132

Item 6. Exhibits

See Index to Exhibits on Page 33.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 9, 2006	/s/ Richard M. Hochhauser
Date	Richard M. Hochhauser
President and Chief Executive Officer

August 9, 2006	/s/ Dean H. Blythe
Date	Dean H. Blythe
Senior Vice President and
Chief Financial Officer

August 9, 2006	/s/ Jessica M. Huff
Date	Jessica M. Huff
Vice President, Finance and
Chief Accounting Officer

Exhibit No.	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith