Form 10-Q
period 2006-09-30
HARTE HANKS INC
filed 2006-11-09
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value per share, 76,900,328 shares as of October 31, 2006.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2006

		Page
Part I. Financial Information
Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Operations - Three months ended September 30, 2006 and 2005	4

	Consolidated Statements of Operations - Nine months ended September 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005	6

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Nine months ended September 30, 2006 and twelve months ended December 31, 2005	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

Part II. Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	32

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	(Unaudited) September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$35,291	$24,561
Accounts receivable, net	182,785	184,537
Inventory	9,247	7,947
Prepaid expenses	17,130	14,783
Current deferred income tax asset	16,559	14,158
Other current assets	11,492	7,718

Total current assets	272,504	253,704

Property, plant and equipment, net	118,484	112,911
Goodwill, net	544,833	502,750
Other intangible assets, net	24,146	16,669
Other assets	4,526	3,629

Total assets	$964,493	$889,663

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	84,420	62,978
Accrued payroll and related expenses	24,233	35,735
Customer deposits and unearned revenue	59,290	54,143
Income taxes payable	11,343	12,710
Other current liabilities	10,794	9,781

Total current liabilities	190,080	175,347

Long-term debt	167,000	62,000
Other long-term liabilities	93,162	90,970

Total liabilities	450,242	328,317

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 116,192,528 and 115,453,416 shares issued at September 30, 2006 and December 31, 2005, respectively	116,193	115,453
Additional paid-in capital	290,108	269,865
Retained earnings	1,047,813	980,505
Less treasury stock: 39,152,041 and 33,965,335 shares at cost at September 30, 2006 and December 31, 2005, respectively	(918,867)	(782,495)
Accumulated other comprehensive loss	(20,996)	(21,982)

Total stockholders’ equity	514,251	561,346

Total liabilities and stockholders’ equity	$964,493	$889,663

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Operating revenues	$294,681	$281,735

Operating expenses
Labor	107,966	102,550
Production and distribution	109,406	101,554
Advertising, selling, general and administrative	24,070	21,071
Depreciation and amortization	8,001	7,499
Intangible amortization	632	456

Total operating expenses	250,075	233,130

Operating income	44,606	48,605

Other expenses (income)
Interest expense	1,485	554
Interest income	(48)	(43)
Other, net	114	446

	1,551	957

Income before income taxes	43,055	47,648
Income tax expense	15,392	18,823

Net income	$27,663	$28,825

Basic earnings per common share	$0.35	$0.34

Weighted-average common shares outstanding	78,318	83,752

Diluted earnings per common share	$0.35	$0.34

Weighted-average common and common equivalent shares outstanding	79,855	85,408

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating revenues	$871,448	$834,038

Operating expenses
Labor	326,367	312,227
Production and distribution	317,395	293,935
Advertising, selling, general and administrative	67,069	65,874
Depreciation and amortization	23,326	22,276
Intangible amortization	1,567	982

Total operating expenses	735,724	695,294

Operating income	135,724	138,744

Other expenses (income)
Interest expense	3,353	1,262
Interest income	(159)	(158)
Other, net	843	1,217

	4,037	2,321

Income before income taxes	131,687	136,423
Income tax expense	50,052	53,398

Net income	$81,635	$83,025

Basic earnings per common share	$1.02	$0.98

Weighted-average common shares outstanding	79,990	84,316

Diluted earnings per common share	$1.00	$0.96

Weighted-average common and common equivalent shares outstanding	81,599	86,056

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$81,635	$83,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,326	22,276
Intangible amortization	1,567	982
Stock-based compensation	5,556	141
Excess tax benefits from stock-based compensation	(2,856)	—
Deferred income taxes	2,701	3,039
Other, net	1,477	344
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	6,199	—
Increase in inventory	(1,268)	(509)
Increase in prepaid expenses and other current assets	(5,816)	(1,808)
Increase in accounts payable	20,983	304
Decrease in other accrued expenses and other current liabilities	(8,730)	(2,154)
Other, net	(4,482)	1,938

Net cash provided by operating activities	120,292	107,578

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(53,977)	(63,274)
Purchases of property, plant and equipment	(26,789)	(22,328)
Proceeds from sale of property, plant and equipment	155	199

Net cash used in investing activities	(80,611)	(85,403)

Cash Flows from Financing Activities
Long-term borrowings	232,000	74,000
Repayment of long-term borrowings	(127,000)	(36,000)
Issuance of common stock	9,944	8,275
Purchase of treasury stock	(132,766)	(76,242)
Issuance of treasury stock	153	136
Excess tax benefits from stock-based compensation	2,856	—
Dividends paid	(14,327)	(12,610)

Net cash used in financing activities	(29,140)	(42,441)

Effect of exchange rate changes on cash and cash equivalents	189	—
Net increase (decrease) in cash and cash equivalents	10,730	(20,266)
Cash and cash equivalents at beginning of year	24,561	38,807

Cash and cash equivalents at end of period	$35,291	$18,541

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands)

(2006 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2005	$114,505	$253,515	$882,750	$(663,779)	$(15,192)	$571,799
Common stock issued-employee benefit plans	174	3,874	—	—	—	4,048
Exercise of stock options for cash and by surrender of shares	774	7,311	—	(4,654)	—	3,431
Tax benefit of options exercised	—	5,133	—	—	—	5,133
Dividends paid ($0.20 per share)	—	—	(16,703)	—	—	(16,703)
Treasury stock repurchased	—	—	—	(114,213)	—	(114,213)
Treasury stock issued	—	32	—	151	—	183
Comprehensive income, net of tax:
Net income	—	—	114,458	—	—	114,458
Adjustment for minimum pension liability (net of tax of $3,567)	—	—	—	—	(5,450)	(5,450)
Foreign currency translation adjustment	—	—	—	—	(1,340)	(1,340)

Total comprehensive income						107,668

Balance at December 31, 2005	$115,453	$269,865	$980,505	$(782,495)	$(21,982)	$561,346
Common stock issued-employee benefit plans	149	3,186	—	—	—	3,335
Exercise of stock options for cash and by surrender of shares	591	7,365	—	(3,739)	—	4,217
Tax benefit of options exercised	—	3,605	—	—	—	3,605
Stock-based compensation	—	6,067	—	—	—	6,067
Dividends paid ($0.18 per share)	—	—	(14,327)	—	—	(14,327)
Treasury stock repurchased	—	—	—	(132,766)	—	(132,766)
Treasury stock issued	—	20	—	133	—	153
Comprehensive income, net of tax:
Net income	—	—	81,635	—	—	81,635
Foreign currency translation adjustment	—	—	—	—	986	986

Total comprehensive income						82,621

Balance at September 30, 2006	$116,193	$290,108	$1,047,813	$(918,867)	$(20,996)	$514,251

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

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

Certain prior period amounts have been reclassified for comparative purposes.

Note B - Income Taxes

Our third quarter 2006 income tax provision of $15.4 million was calculated using an effective income tax rate of approximately 35.7%. Tax expense in the third quarter of 2006 was positively impacted by manufacturing tax deductions resulting in a lower effective tax rate. Our income tax provision for the first nine months of 2006 of $50.1 million was calculated using an effective income tax rate of approximately 38.0%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2006. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

Note C – Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, as revised, “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires that all share-based awards be recognized as operating expense, based on their fair values on the date of grant, over the requisite service period, in the consolidated statement of operations. Prior to January 1, 2006, we accounted for share-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Accordingly, prior to January 1, 2006, no compensation expense was recognized for share-based awards granted where the exercise price was equal to the market price of the underlying stock on the date of grant.

We have elected to adopt SFAS No. 123R under the modified-prospective transition method and we have not restated prior periods in the consolidated financial statements. Under this transition method, stock-based compensation expense for the third quarter and first nine months of 2006 includes:

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

Compensation expense for stock-based awards is recognized in the Labor line of the consolidated statement of operations. For the quarters ended September 30, 2006 and September 30, 2005, we recorded total stock-based compensation expense of $1.9 million ($1.2 million, net of tax) and $13,000 ($8,000, net of tax), respectively. Included in this total stock-based compensation expense is incremental expense for stock-based compensation, as a result of the adoption of SFAS No. 123R, of $1.9 million ($1.2 million, net of tax) for the quarter ended September 30, 2006. For the nine months ended September 30, 2006 and September 30, 2005, we recorded total stock-based compensation expense of $5.6 million ($3.4 million, net of tax) and $0.1 million ($0.1 million, net of tax), respectively. Included in this total stock-based compensation expense is incremental expense for stock-based compensation, as a result of the adoption of SFAS No. 123R, of $5.5 million ($3.4 million, net of tax) for the nine months ended September 30, 2006. For periods prior to the adoption of SFAS No. 123R, we followed APB No. 25 and recorded stock-based compensation expense only for stock options granted where the exercise price was less than the market price of the underlying stock on the date of grant.

We are required to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption of SFAS No. 123R. For the nine months ended September 30, 2006, the adoption of SFAS No. 123R resulted in the recognition of $2.9 million as a financing cash inflow and an operating cash outflow.

The following tables illustrate the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation for all periods presented:

	Three Months Ended September 30,
In thousands, except per share amounts	2006	2005
Net income — as reported	$27,663	$28,825
Stock-based employee compensation expense, included in reported net income, net of related tax effects	1,218	8
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,218)	(990)

Net income — pro forma	$27,663	$27,843

Basic earnings per share — as reported	$0.35	$0.34
Basic earnings per share – pro forma	$0.35	$0.33
Diluted earnings per share — as reported	$0.35	$0.34
Diluted earnings per share — pro forma	$0.35	$0.33

	Nine Months Ended September 30,
In thousands, except per share amounts	2006	2005
Net income — as reported	$81,635	$83,025
Stock-based employee compensation expense, included in reported net income, net of related tax effects	3,449	87
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,449)	(3,209)

Net income — pro forma	$81,635	$79,903

Basic earnings per share — as reported	$1.02	$0.98
Basic earnings per share – pro forma	$1.02	$0.95
Diluted earnings per share — as reported	$1.00	$0.96
Diluted earnings per share — pro forma	$1.00	$0.93

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

In May 2005 we adopted the 2005 Omnibus Incentive Plan (2005 Plan), a shareholder approved plan, pursuant to which we may issue to directors, officers and key employees up to 4,570,000 equity securities. Under the 2005 Plan we have awarded stock options, nonvested shares and performance stock units. The 2005 Plan replaced the 1991 Stock Option Plan (1991 Plan), a shareholder approved plan, pursuant to which we issued stock options to officers and key employees. No additional options will be granted under the 1991 Plan. As of September 30, 2006, there were 3,541,363 shares available for grant under the 2005 Plan.

Stock Options

Under the 2005 Plan, all options have been granted at exercise prices equal to the market price of the common stock on the grant date (2005 Plan market price options). All 2005 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of September 30, 2006, 2005 Plan market price options to purchase 891,875 shares were outstanding with exercise prices ranging from $25.76 to $29.05 per share. There were no exercisable 2005 Plan market price options at September 30, 2006.

Under the 1991 Plan, options were granted at exercise prices equal to the market price of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market price of the common stock (1991 Plan performance options). 1991 Plan market price options granted prior to January 1998 became exercisable after the fifth anniversary of their date of grant and expire on the tenth anniversary of their date of grant. Beginning January 1998, 1991 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of September 30, 2006, 1991 Plan market price options to purchase 6,565,486 shares were outstanding with exercise prices ranging from $8.58 to $26.55 per share.

At September 30, 2006, 1991 Plan performance options to purchase 55,950 shares were outstanding with exercise prices ranging from $0.67 to $1.33 per share. No 1991 Plan performance options have been granted since January 1999. The 1991 Plan performance options became exercisable in whole or in part after three years, and the extent to which they became exercisable at that time depended upon the extent to which we achieved certain goals established at the time the options were granted. In December 2005 the remaining unvested 1991 Plan performance options were amended to comply with Section 409A of the Internal Revenue Code of 1986, as amended. Under this option amendment, these unvested 1991 Plan performance options will only be exercisable on the business day following the vesting date of each option.

The following summarizes all stock option activity during the nine months ended September 30, 2006:

	Number Of Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at January 1, 2006	7,428,184	$18.07

Granted	712,125	25.80
Exercised	(413,464)	13.39
Cancelled	(68,835)	22.82

Options outstanding at March 31, 2006	7,658,010	$19.00	6.03	$63,944

Granted	10,500	27.00
Exercised	(31,347)	15.36
Cancelled	(37,567)	25.90

Options outstanding at June 30, 2006	7,599,596	$18.99	5.77	$50,537

Granted	85,000	26.82
Exercised	(149,023)	11.12
Cancelled	(22,262)	23.06

Options outstanding at September 30, 2006	7,513,311	$19.22	5.64	$53,568

Exercisable at September 30, 2006	4,225,062	$15.78	3.90	$44,643

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Expected term (in years)	6.75	6.59
Expected stock price volatility	23.25%	25.64%
Risk-free interest rate	4.45%	4.00%
Expected dividend yield	0.89%	0.75%

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

The weighted-average fair value of options granted during the three months and nine months ended September 30, 2006 was $7.63 and $8.11, respectively. The weighted-average fair value of options granted during the three months and nine months ended September 30, 2005 was $8.30 and $8.48, respectively. As of September 30, 2006, there was $13.5 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.20 years.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $2.2 million and $2.6 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $8.5 million and $9.7 million, respectively.

Nonvested Shares

In the first quarter of 2006 we granted nonvested shares for the first time since going public in 1993. In addition, in January 2006, certain officers of the Company elected to receive a portion of their 2005 bonus in the form of nonvested shares instead of cash payments. In connection with this election, the value of nonvested shares granted was equal to 125% of the value of the foregone cash payment. All nonvested shares were granted under the 2005 Plan, and vest 100% on the third anniversary of their date of grant. As of September 30, 2006, 81,024 nonvested shares were outstanding, none of which had vested.

The following summarizes all nonvested share activity during the nine months ended September 30, 2006:

	Number Of Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares outstanding at January 1, 2006	—	$—

Granted	82,624	25.82
Vested	—	—
Cancelled	(350)	25.80

Nonvested shares outstanding at March 31, 2006	82,274	$25.82

Granted	—	—
Vested	—	—
Cancelled	(1,050)	25.80

Nonvested shares outstanding at June 30, 2006	81,224	$25.82

Granted	—	—
Vested	—	—
Cancelled	(200)	25.80

Nonvested shares outstanding at Sept. 30, 2006	81,024	$25.82

The fair value of each nonvested share is estimated on the date of grant as the closing market price of our common stock on the date of grant. There were no nonvested shares granted during the three months ended September 30, 2006. The weighted-average fair value of nonvested shares granted during the nine months ended September 30, 2006 was $25.82. We did not grant any nonvested shares prior to January 1, 2006. As of September 30, 2006, there was $1.3 million of total unrecognized compensation cost related to nonvested shares. This cost is expected to be recognized over a weighted average period of approximately 2.32 years.

Performance Stock Units

In the first quarter of 2006 we granted performance stock units for the first time. These performance stock units were granted under the 2005 Plan. Performance stock units are a form of share-based awards in which the number of shares ultimately issued is based on our performance against specific performance goals over a three-year period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 125%. As of September 30, 2006, 46,575 performance stock units were outstanding. As of September 30, 2006, no shares of stock associated with the performance stock units awarded have been issued.

The following summarizes all performance stock unit activity during the nine months ended September 30, 2006:

	Number Of Shares	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at January 1, 2006	—	$—

Granted	48,175	25.03
Issued	—	—
Cancelled	(350)	25.03

Performance stock units outstanding at March 31, 2006	47,825	$25.03

Granted	—	—
Issued	—	—
Cancelled	(1,050)	25.03

Performance stock units outstanding at June 30, 2006	46,775	$25.03

Granted	—	—
Issued	—	—
Cancelled	(200)	25.03

Performance stock units outstanding at September 30, 2006	46,575	$25.03

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of dividend payments anticipated to be paid by the Company over the vesting period. Annual dividends over the vesting period are estimated to range between $0.24 and $0.32 per share, with a weighted-average annual dividend of $0.28 per share. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. There were no nonvested shares granted during the three months ended September 30, 2006. The weighted-average fair value of performance stock units granted during the nine months ended September 30, 2006 was $25.03. As of September 30, 2006, there was $0.7 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 2.32 years.

Employee Stock Purchase Plan

The 1994 Employee Stock Purchase Plan (ESPP Plan), a shareholder approved plan, provides for a total of 6,000,000 shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. During the three months ended September 30, 2006, we issued 52,159 shares under our employee stock purchase plan at an average price of $20.53 per share. During the nine months ended September 30, 2006, we issued 147,493 shares under our employee stock purchase plan at an average price of $22.23 per share. 2,504,610 shares were available for issuance at September 30, 2006.

Note D - Earnings Per Share

Basic earnings per share is computed on the basis of the weighted number of shares of the common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and nonvested shares.

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2006	2005
BASIC EPS
Net Income	$27,663	$28,825

Weighted-average common shares outstanding used in earnings per share computations	78,318	83,752

Earnings per common share	$0.35	$0.34

DILUTED EPS
Net Income	$27,663	$28,825

Shares used in diluted earnings per share computations	79,855	85,408

Earnings per common share	$0.35	$0.34

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	78,318	83,752
Weighted average common equivalent shares - dilutive effect of stock options and awards	1,537	1,656

Shares used in diluted earnings per share computations	79,855	85,408

For the purpose of calculating the shares used in the diluted EPS calculation for the three months ended September 30, 2006, 1,997,000 anti-dilutive market price options have been excluded from the EPS calculation. In addition, 47,000 performance stock units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on our performance against goals established for the performance period. For the purpose of calculating the shares used in the diluted EPS calculation for the three months ended September 30, 2005, 71,000 anti-dilutive market price options have been excluded from the EPS calculation. There were no performance stock units awarded prior to 2006.

	Nine Months Ended September 30,
In thousands, except per share amounts	2006	2005
BASIC EPS
Net Income	$81,635	$83,025

Weighted-average common shares outstanding used in earnings per share computations	79,990	84,316

Earnings per common share	$1.02	$0.98

DILUTED EPS
Net Income	$81,635	$83,025

Shares used in diluted earnings per share computations	81,599	86,056

Earnings per common share	$1.00	$0.96

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	79,990	84,316
Weighted average common equivalent shares - dilutive effect of stock options and awards	1,609	1,740

Shares used in diluted earnings per share computations	81,599	86,056

For the purpose of calculating the shares used in the diluted EPS calculation for the nine months ended September 30, 2006, 1,915,000 anti-dilutive market price options have been excluded from the EPS calculation. In addition, 43,000 performance stock units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on our performance against goals established for the performance period. For the purpose of calculating the shares used in the diluted EPS calculation for the nine months ended September 30, 2005, 32,000 anti-dilutive market price options have been excluded from the EPS calculation. There were no performance stock units awarded prior to 2006.

Note E – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of Harte-Hanks in our two different business segments follows:

	Three Months Ended September 30,
In thousands	2006	2005
Operating revenues
Direct Marketing	$174,122	$168,861
Shoppers	120,559	112,874

Total operating revenues	$294,681	$281,735

Operating Income
Direct Marketing	$25,276	$26,395
Shoppers	22,174	25,096
Corporate Activities	(2,844)	(2,886)

Total operating income	$44,606	$48,605

Income before income taxes
Operating income	$44,606	$48,605
Interest expense	(1,485)	(554)
Interest income	48	43
Other, net	(114)	(446)

Total income before income taxes	$43,055	$47,648

	Nine Months Ended September 30,
In thousands	2006	2005
Operating revenues
Direct Marketing	$512,248	$507,268
Shoppers	359,200	326,770

Total operating revenues	$871,448	$834,038

Operating Income
Direct Marketing	$74,237	$75,890
Shoppers	70,374	72,469
Corporate Activities	(8,887)	(9,615)

Total operating income	$135,724	$138,744

Income before income taxes
Operating income	$135,724	$138,744
Interest expense	(3,353)	(1,262)
Interest income	159	158
Other, net	(843)	(1,217)

Total income before income taxes	$131,687	$136,423

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands	2006	2005
Service Cost	$182	$185
Interest Cost	1,845	1,756
Expected return on plan assets	(2,126)	(1,979)
Amortization of prior service cost	15	15
Transition obligation	24	24
Recognized actuarial loss	547	594

Net periodic benefit cost	$487	$595

	Nine Months Ended September 30,
In thousands	2006	2005
Service Cost	$579	$554
Interest Cost	5,475	5,267
Expected return on plan assets	(6,131)	(5,938)
Amortization of prior service cost	46	46
Transition obligation	72	72
Recognized actuarial loss	1,966	1,783

Net periodic benefit cost	$2,007	$1,784

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

Note G – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended September 30,
In thousands	2006	2005
Net income	$27,663	$28,825
Other comprehensive income (loss):
Foreign currency translation adjustment	(52)	(48)

Total comprehensive income	$27,611	$28,777

	Nine Months Ended September 30,
In thousands	2006	2005
Net income	$81,635	$83,025
Other comprehensive income (loss):
Foreign currency translation adjustment	986	(1,312)

Total comprehensive income	$82,621	$81,713

Note H – Acquisitions

In September 2006, we acquired AberdeenGroup, Inc., a provider of technology market research, intelligence, and demand generation services located in Boston, Massachusetts. AberdeenGroup offers market information and services through research channels, and prepares reports based on primary research and benchmarking data from more than 25,000 companies. We see the acquisition providing synergy opportunities with our Ci Technology Database, which now tracks technology infrastructure, business profiles and technology purchase plans at 680,000 locations in North America, South America and Europe – expanding their base globally for research. The results of AberdeenGroup’s reports on current marketplace experiences and trends are used to generate qualified leads by its clients, and we believe this intelligence will assist our clients in their own marketing efforts. Goodwill of $33.3 million and intangible assets subject to amortization of $8.1 million have been preliminarily recognized in this transaction and assigned to the Direct Marketing segment. We are in the process of obtaining third-party valuations of certain intangible asset and the final allocation of the purchase price is subject to refinement.

In July 2006, we acquired Global Address, a provider of global postal address data quality software and services incorporating standards for more than 230 nations and territories worldwide. Global Address, located in Bristol, UK, and with additional operations in Mountain View, CA, focuses on international address data, and has provided key components of Harte-Hanks Global Data Management, a data services offering of the company. We plan to integrate elements of Global Address into our existing international offerings, among them Global Data Management and our Trillium Software data quality solutions, while continuing to support stand-alone Global Address products and services in the marketplace. The total amount of goodwill recognized in this transaction was $8.4 million and was assigned to the Direct Marketing segment. No intangible assets were recognized in this transaction.

The total cost of these acquisitions was approximately $50.8 million and was paid in cash. The operating results of these acquisitions have been included in the accompanying unaudited Condensed Consolidated Financial Statements from the date of the acquisitions.

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

Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment by increasing their prospect and customer value – a process of “customer optimization” – organized around five strategic considerations:

•	Information (data collection/management);

•	Opportunity (data access/utilization);

•	Insight (data analysis/interpretation);

•	Engagement (knowledge application); and

•	Interaction (program execution).

We utilize various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. The services and products offered by Direct Marketing are tailored to specific industries or markets. Our direct marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. Depending on the needs of our clients, our direct marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients. We believe that we have the ability to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Revenues from the Direct Marketing segment represented approximately 59% of our total revenue for the three months and nine months ended September 30, 2006.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective, local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. As of September 30, 2006, our shoppers are zoned into 1,103 separate editions with total circulation in excess of 13 million in California and Florida each week (including 240,000 in South Orange County, California where Shoppers publish two editions each week). We have expanded our circulation over time, including by 500,000 in the third quarter of 2006. We believe that expansions provide increased revenues and, ultimately, increased operating income as the publications in these new areas mature. Revenues from the Shoppers segment represented approximately 41% of our total revenue for the three months and nine months ended September 30, 2006.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Our shoppers operate in local markets and are largely affected by the strength of the local economies.

Our overall strategy is based on seven key elements:

•	Being a market leader in each of our businesses;

•	Increasing revenues through growing our base businesses;

•	Introducing new services and products;

•	Entering new markets and making acquisitions;

•	Using technology to create competitive advantages;

•	Employing people who understand our clients’ business and markets; and

•	Creating shareholder value.

Our principal expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

	Three months ended			Nine months ended
In thousands	September 30, 2006	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change
Revenues	$294,681	$281,735	4.6%	$871,448	$834,038	4.5%
Operating expenses	250,075	233,130	7.3%	735,724	695,294	5.8%

Operating income	$44,606	$48,605	-8.2%	$135,724	$138,744	-2.2%

Net income	$27,663	$28,825	-4.0%	$81,635	$83,025	-1.7%

Diluted earnings per share	$0.35	$0.34	2.9%	$1.00	$0.96	4.2%

3rd Quarter 2006 vs. 3rd Quarter 2005

Revenues

Consolidated revenues increased 4.6%, to $294.7 million, while operating income decreased 8.2% to $44.6 million in the third quarter of 2006 when compared to the third quarter of 2005. Our overall results reflect increased revenues of 6.8% from our Shoppers segment and 3.1% from our Direct Marketing segment. The revenue performance from Shoppers was the result of improved sales in established markets, new products and year-over-year geographic expansions and household growth in California and Florida. Direct Marketing results reflect year-over-year growth in all of our vertical markets in the third quarter of 2006 compared to the third quarter of 2005.

Operating Expenses

Overall operating expenses increased 7.3%, to $250.1 million, in the third quarter of 2006 compared to the third quarter of 2005. The increase in consolidated operating expenses was a result of increased operating expenses of 12.1% from the Shoppers segment and 4.5% from the Direct Marketing segment, partially offset by a 1.5% decrease in general corporate expense. The primary drivers of the increase in operating expenses were higher Shoppers postage costs due to the postal rate increase in January 2006, higher Shoppers payrolls to support increased revenues, higher circulation volumes and expansions, higher paper costs due to higher rates, and $1.9 million of stock-based compensation recorded in the third quarter of 2006 as a result of our adoption of SFAS No. 123R.

Net Income/Earnings Per Share

Net income decreased 4.0%, to $27.7 million, and diluted earnings per share increased 2.9%, to $0.35 per share,

in the third quarter of 2006 when compared to the third quarter of 2005. The decrease in net income was a result of decreased operating income and increased interest expense, partially offset by a lower effective tax rate in the third quarter of 2006 when compared to the third quarter of 2005. In 2006 we began expensing stock options and other equity-compensation, which impacted third quarter 2006 diluted earnings per share by approximately one and a half cents per share.

First Nine Months 2006 vs. First Nine Months 2005

Revenues

Consolidated revenues increased 4.5%, to $871.4 million, while operating income decreased 2.2%, to $135.7 million, in the first nine months of 2006 when compared to the first nine months of 2005. Our overall results reflect increased revenues of 9.9% from our Shoppers segment and 1.0% from our Direct Marketing segment. The acquisition of The Tampa Flyer in April 2005 contributed a little more than a third of the Shoppers revenue growth. The remaining Shoppers revenue increases primarily were the result of improved sales in established markets, year-over-year geographic expansions and household growth in California and Florida, and new products. Direct Marketing results were affected by (i) $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our customers in the financial vertical that was acquired earlier this year, and (ii) a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005 for a client in the high-tech vertical market.

Operating Expenses

Overall operating expenses increased 5.8%, to $735.7 million, in the first nine months of 2006 compared to the first nine months of 2005. The increase in consolidated operating expenses was a result of increased operating expenses of 13.6% from the Shoppers segment and 1.5% from the Direct Marketing segment, partially offset by a 7.6% decrease in general corporate expense. The primary drivers of the increase in operating expenses were the acquisition of The Tampa Flyer in April 2005, higher Shoppers postage costs due to the postal rate increase in January 2006, higher Shoppers payrolls to support increased revenues, higher circulation volumes and expansions, $5.6 million of stock-based compensation as a result of our adoption of SFAS No. 123R, higher logistics-related transportation costs, higher paper costs due to higher rates, and expenses related to the contract termination discussed above.

Net Income/Earnings Per Share

Net income decreased 1.7%, to $81.6 million, while diluted earnings per share were up 4.2%, to $1.00 per share, in the first nine months of 2006 when compared to the first nine months of 2005. The decrease in net income was a result of decreased operating income and increased interest expense, partially offset by a lower effective tax rate in the first nine months of 2006 when compared to the first nine months of 2005. In 2006 we began expensing stock options and other equity-compensation, which impacted the first nine months 2006 diluted earnings per share by approximately $0.04 per share.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Nine months ended
In thousands	September 30, 2006	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change
Revenues	$174,122	$168,861	3.1%	$512,248	$507,268	1.0%
Operating expenses	148,846	142,466	4.5%	438,011	431,378	1.5%

Operating income	$25,276	$26,395	-4.2%	$74,237	$75,890	-2.2%

3rd Quarter 2006 vs. 3rd Quarter 2005

Revenues

Direct Marketing revenues increased $5.3 million, or 3.1%, in the third quarter of 2006 compared to the third quarter of 2005. These results reflect year-over-year growth in all of our vertical markets in the third quarter of 2006 compared to the third quarter of 2005. Our pharma/healthcare vertical was up in the low double digits and our select vertical grew in the mid-single digits. Our retail, high tech/telecom and financial verticals were each up in the low single digits in the quarter. Revenues from our vertical markets are impacted by the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. In general, revenues for Direct Marketing are affected by general national and international economic trends.

From a service offering perspective, Direct Marketing experienced increased revenues from telesales, software sales and logistics. Partially offsetting these increases were declines in revenues from database sales.

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

Operating Expenses

Operating expenses increased $6.4 million, or 4.5%, in the third quarter of 2006 compared to the third quarter of 2005. Labor costs increased $2.5 million, or 3.6%, in the third quarter of 2006 compared to the third quarter of 2005 due to $1.0 million of stock-based compensation, higher temporary labor expense and higher payrolls. This increase was partially offset by lower bonus and other incentive compensation that is tied to our financial performance. Excluding stock-based compensation, labor costs were up $1.5 million, or 2.2%, compared to the prior year quarter. Production and distribution costs increased $1.0 million, or 1.8%, due to higher logistics-related transportation costs and printing material costs. General and administrative expense increased $2.4 million, or 21.1%, as a result of losses related to the sale of a print operation in October 2006, increased bad debt expense primarily due to timing of collections, and increased facility costs due to our new facility in Manila and higher utility costs at existing facilities. Depreciation and amortization expense increased $0.5 million, or 8.6%, due to additional intangible amortization related to recent acquisitions, depreciation of assets related to the new facility in Manila and amortization beginning on a new release of our Trillium software.

First Nine Months 2006 vs. First Nine Months 2005

Revenues

Direct Marketing revenues increased $5.0 million, or 1.0%, in the first nine months of 2006 compared to the first nine months of 2005. These results were affected by (i) $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our customers in the financial vertical that was acquired earlier this year, and (ii) a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005 for a client in the high-tech vertical market. Our pharma/healthcare vertical was up over 25% and our retail vertical and select vertical both grew in the mid-single digits compared to the first nine months of 2005. Our financial (excluding the termination fee) and high-tech (excluding the one-time project) verticals were both down in the high single digits compared to the first nine months of 2005.

From a service offering perspective, Direct Marketing experienced increased revenues from data processing, logistics and software sales. Partially offsetting these increases were declines in revenues from account management, telesales and database sales.

Operating Expenses

Operating expenses increased $6.6 million, or 1.5%, in the first nine months of 2006 compared to the first nine months of 2005. These results include (i) $2.4 million of operating expense recognized in the second quarter of

2006 as a result of the contract termination discussed above, and (ii) $3.2 million of stock-based compensation. Excluding these two factors, operating expense increased $1.0 million, or 0.2%. Labor costs in the first nine months of 2006 increased $2.5 million, or 1.2%, compared to the first nine months of 2005. Excluding the additional labor costs associated with the contract termination and stock-based compensation, labor costs were down $2.2 million, or 1.0%, in the first nine months of 2006 compared to the first nine months of 2005. Production and distribution costs increased $2.7 million, or 1.7%, due to higher logistics-related transportation costs. General and administrative expense increased $0.8 million, or 2.2%, due to losses on the sale of a print operation in October 2006, increased facility costs from our new facility in Manila, and higher utility costs at existing facilities. These increases were partially offset by decreased bad debt expense, primarily due to timing of collections. Depreciation and amortization expense increased $0.7 million, or 3.6%, due to additional intangible amortization due to recent acquisitions, depreciation of assets related to the new facility in Manila and amortization beginning on a new release of our Trillium software.

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

Shoppers

Shoppers operating results were as follows:

	Three months ended			Nine months ended
In thousands	September 30, 2006	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change
Revenues	$120,559	$112,874	6.8%	$359,200	$326,770	9.9%
Operating expenses	98,385	87,778	12.1%	288,826	254,301	13.6%

Operating income	$22,174	$25,096	-11.6%	$70,374	$72,469	-2.9%

3rd Quarter 2006 vs. 3rd Quarter 2005

Revenues

Shoppers revenues increased $7.7 million, or 6.8%, in the third quarter of 2006 compared to the third quarter of 2005. The increase in revenues was the result of improved sales in established markets, new products, and year-over-year geographic expansions and household growth in California and Florida. Total Shoppers circulation increased by more than 500,000 during the third quarter of 2006, including 300,000 in Southern California and 200,000 in the Tampa, Florida area. At the end of the quarter, Shopper circulation reached over 13.4 million in California and Florida each week (including 240,000 in South Orange County, California where Shoppers publish two editions each week). We believe that expansions provide increased revenue opportunities. We do not anticipate any additional expansion for the remainder of 2006 and we plan to moderate the pace of expansion in 2007. Newer areas initially tend to contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth from both run-of-press (ROP, or in-book) advertising, including core sales, employment, real estate and automotive advertising, and distribution products.

Operating Expenses

Operating expenses increased $10.6 million, or 12.1%, in the third quarter of 2006 compared to the third quarter of 2005 as a result of increased labor costs, production and distribution costs, general and administrative costs, and depreciation and amortization expense. Total labor costs increased $3.1 million, or 9.9%, due to higher payrolls to support increased revenues, higher circulation volumes and expansions, $0.5 million of stock-based compensation and higher healthcare costs. Excluding stock-based compensation, total labor costs increased $2.6 million or 8.3% compared to the prior year quarter. Total production costs increased $6.9 million, or 15.0%, due to increased postage costs and higher paper costs due to increased newsprint and job paper rates and circulation growth. Postage expense was up $3.7 million, or 15.0%, due to the postal rate increase in January 2006 and circulation growth. Total general and administrative costs increased $0.5 million, or 5.5%, due to higher facility costs, professional services and bad debt expense, partially offset by lower insurance costs. Depreciation and amortization expense increased $0.2 million, or 8.4%, due to increased capital expenditures in recent years to support growth.

First Nine Months 2006 vs. First Nine Months 2005

Revenues

Shoppers revenues increased $32.4 million, or 9.9%, in the first nine months of 2006 compared to the first nine months of 2005. The acquisition of The Tampa Flyer in April 2005 contributed a little more than a third of this revenue growth. The remaining revenue increases primarily were the result of improved sales in established markets, year-over-year geographic expansions and household growth in California and Florida, and new products. Total Shoppers circulation increased by 860,000 during the first nine months of 2006, including expansion of 567,000 in California and 293,000 in Florida area.

From a product-line perspective, Shoppers had growth from both run-of-press (ROP, or in-book) advertising, including core sales, and employment, real estate and automotive advertising, and distribution products.

Operating Expenses

Operating expenses increased $34.5 million, or 13.6%, in the first nine months of 2006 compared to the first nine months of 2005 as a result of increased labor costs, production and distribution costs, general and administrative costs, depreciation and amortization expense, stock-based compensation and the acquisition of The Tampa Flyer in April 2005. Total labor costs increased $12.0 million, or 13.2%. Excluding the Tampa acquisition, labor costs increased $7.7 million, or 8.4%. $1.3 million of this increase relates to stock-based compensation recorded in the first nine months of 2006 as a result of our adoption of SFAS No. 123R. The remaining increase in labor costs relates to higher payroll costs to support increased revenues, higher circulation volumes and expansions and higher healthcare costs. Total production costs increased $20.7 million, or 15.7%. Excluding the Tampa acquisition, production costs increased $15.5 million, or 11.6%, including increased postage costs, increased offload printing expense due to increased print-and-deliver volumes and higher printing rates, and higher paper costs due to increased newsprint and job paper rates and circulation growth. Excluding the Tampa acquisition, postage expense was up $9.1 million, or 12.3%, due to the postal rate increase in January 2006 and circulation growth. Total general and administrative costs increased $0.8 million, or 3.0%. Excluding the Tampa acquisition, general and administrative costs decreased $0.1 million, or 0.4%, primarily due to lower bad debt expense, and lower insurance expense, partially offset by increased promotion expense. Total depreciation expense was up $0.6 million, or 13.8%, with a little more than a third of the increase attributable to the Tampa acquisition. Intangible amortization related to the Tampa acquisition was $0.9 million during the first nine months of 2006 compared to $0.5 million for the first nine months of 2005.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates increased in January of 2006, and likely will increase again in the middle of 2007. Increased postage rates increased Shoppers total production costs in the first nine months of 2006 and will increase production costs for the reminder of the year and into 2007. Newsprint prices, which have been increasing since 2004, continued to increase in the first nine months of 2006 and are expected to continue to increase throughout the remainder of the year and into 2007. This increase resulted in higher production costs in the first nine months of 2006, and rising newsprint prices are expected to affect Shoppers’ production costs for the remainder of the year and into 2007.

General Corporate Expense

General corporate expense decreased $42,000, or 1.5%, during the third quarter of 2006 compared to the third quarter of 2005, as lower incentive compensation expense was partially offset by higher professional service costs and $0.4 million of stock-based compensation recorded in the third quarter of 2006 as a result of our adoption of SFAS No. 123R.

General corporate expense decreased $0.7 million, or 7.6%, during the first nine months of 2006 compared to the first nine months of 2005, due to decreased labor, primarily due to lower incentive compensation, and decreased insurance expense and professional service costs. Partially offsetting this decrease was $0.9 million of additional stock-based compensation recorded in the first nine months of 2006 over the first nine months of 2005 as a result of our adoption of SFAS No. 123R.

Interest Expense

Interest expense was up $0.9 million, or 168.1% in the third quarter of 2006 and $2.1 million, or 165.7%, in the first nine months of 2006 compared to the same periods in 2005. These increases are due to higher outstanding debt levels, primarily due to the repurchases of our common stock and acquisitions, and higher interest rates on borrowings in 2006 than 2005.

Interest Income

Interest income was essentially unchanged in the third quarter and first nine months of 2006 compared to the same periods in 2005 as a result of the combination of normal variances in cash levels and an increase in rates on investments.

Other Income and Expense

Other net expense primarily consists of stockholder expenses and balance-based bank charges.

Income Taxes

Income tax expense decreased $3.4 million in the third quarter of 2006 and $3.3 million in the first nine months of 2006 compared to the same periods in 2005. The effective tax rate was 35.7% for the third quarter of 2006, down from 39.5% for the third quarter of 2005. The effective tax rate was 38.0% for the first nine months of 2006, down from 39.1% for the first nine months of 2005. Tax expense in the third quarter of 2006 was positively impacted by manufacturing tax deductions, resulting in a lower effective tax rate than in the third quarter of 2005. Tax expense in the first nine months of 2006 was positively impacted by a favorable resolution to a state tax matter and manufacturing tax deductions, resulting in a lower effective tax rate compared to the first nine months of 2005.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2006, cash and cash equivalents were $35.3 million, increasing $10.7 million from cash and cash equivalents at December 31, 2005. This net increase was a result of net cash provided by operating activities of $120.3 million, partially offset by cash used in investing activities of $80.6 million and net cash used in financing activities of $29.1 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2006 was $120.3 million, compared to $107.6 million for the first nine months of 2005. The $12.7 million year-over-year increase was attributable to changes within working capital assets and liabilities.

For the nine months ended September 30, 2006 our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•	A decrease in accounts receivable attributable to collection efforts and a higher beginning year accounts receivable balance. Days sales outstanding of approximately 56 days at September 30, 2006 was the same as at December 31, 2005 and September 30, 2005;

•	An increase in inventory due to increased paper prices and timing of purchases;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	An increase in accounts payable due to an $18.1 million net overdraft position in one of our banks at September 30, 2006, timing and higher workers’ compensation and healthcare accruals;

•	A decrease in accrued payroll and related expenses due to payment of 2005 bonuses;

•	An increase in customer deposits and unearned revenue due to timing of receipts; and

•	An increase in income taxes payable due to the timing of quarterly estimated federal and state taxes payments.

Investing Activities

Net cash used in investing activities was $80.6 million for the first nine months of 2006, compared to $85.4 million for the first nine months of 2005. The difference between net cash outflows from investing activities in 2006 and 2005 is the result of higher spending on acquisitions in the first nine months of 2005, primarily the acquisition of The Tampa Flyer in April 2005. This was partially offset by increased capital expenditures in the first nine months of 2006.

Financing Activities

Net cash outflows from financing activities were $29.1 million for the nine months ended September 30, 2006 compared to net cash outflows of $42.4 million for the nine months ended September 30, 2005. The difference between net cash outflows from financing activities in 2006 and 2005 is attributable primarily to $67.0 million higher net debt borrowings in 2006, partially offset by a $56.5 million higher amount spent on repurchases of our common stock in 2006.

We consider such factors as current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities and financing activities when assessing our liquidity. Our primary sources of liquidity have been cash and cash equivalents on hand and cash generated from operating activities. The management of cash is carefully controlled both to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing and financing requirements as they arise. Capital resources are also available from and provided through our unsecured credit facilities.

On August 12, 2005, we entered into a five-year $125 million revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility allows us to obtain revolving credit loans and provides for the issuance of letters of credit. For each borrowing under the Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in the Five-Year Credit Agreement) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in the Five-Year Credit

Agreement) ratio then in effect, and ranges from .315% to .6%. There is a facility fee that we are also required to pay under the Credit Facility that is based on a rate applied to the total commitment amount under the Credit Facility, regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. In addition, we will also be charged a letter of credit fee with respect to any outstanding letters of credit issued under this credit facility. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of .125% per annum to the average daily undrawn amount of the outstanding letters of credit.

On September 6, 2006, we entered into a term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as Administrative Agent. The Term Loan Facility provides for a commitment of up to $200 million which we may draw upon at anytime until September 6, 2007 (the “Drawdown Period”). On December 31, 2007 we will begin making quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amounts
1 – 8	2.5% each
9 – 12	3.75% each
13 – 15	5.00% each
Maturity Date	Remaining Principal Balance

The Term Loan Facility matures on September 6, 2011. For each borrowing under the Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the Term Loan Agreement) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the Term Loan Agreement) then in effect, and ranges from .315% to .6% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the Term Loan Facility that is based on a facility fee rate. During the Drawdown Period, the facility rate is applied to the total commitment amount under the Term Loan Facility, regardless of how much of that commitment we have actually drawn upon. After the Drawdown period, the facility rate is applied to the outstanding principal balance owed under the Term Loan Facility. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the Term Loan Facility at any time. Once an amount has been prepaid, it may not be reborrowed.

Under both the Credit Facility and the Term Loan Facility, we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. Both the Credit Facility and the Term Loan Facility also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The Credit Facility and the Term Loan Facility each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The Credit Facility and the Term Loan Facility each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of September 30, 2006, we were in compliance with all of the covenants of our credit facility.

The amount of cash on hand and borrowings available under the Credit Facility and the Term Loan Facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, capital expenditures, tax payments, share repurchase, acquisitions and dividends.

Based on our current operational plans, we believe that our Credit Facility and Term Loan Facility, together with cash provided by operating activities, will be sufficient to fund operations and anticipated capital expenditures and dividends for the foreseeable future. As of September 30, 2006, we had $73.0 million of unused borrowing capacity under our Credit Facility and $85.0 million of unused borrowing capacity under our Term Loan Facility.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement only if that position meets the more-likely-than-not recognition threshold. FIN 48 will be effective for us beginning January 1, 2007 and we are in the process of assessing the impact of adopting this interpretation.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us beginning January 1, 2008 and is not expected to have a significant impact on our financial statements.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end balance sheet with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. We will be required to recognize the funded status of our defined benefit postretirement benefit plans in our financial statements for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end balance sheet is effective for our financial statements beginning January 1, 2009. SFAS 158 is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued by us after November 15, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreement and term loan agreement, both of which bear interest at variable rates based on Eurodollar rates (effective rate of 5.65% at September 30, 2006). At September 30, 2006, we had $52.0 million of debt outstanding under our revolving credit agreement, which has a maturity date of August 12, 2010, and $115.0 million of debt outstanding under our term loan agreement, which has a final maturity date of September 6, 2011. Our earnings are also affected by changes in short-term interest rates as a result of a deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 8.25% at September 30, 2006) and has a balance of $6.1 million at September 30, 2006. Assuming the actual level of borrowing and deferred compensation balance throughout the third quarter and first nine months of 2006 and assuming a one percentage point change in average interest rates, it is estimated that our net income for the quarter and nine months ended September 30, 2006 would have changed by approximately $0.2 million and $0.4 million, respectively. Due to our overall debt level and deferred compensation balance at September 30, 2006, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATI ON

Item 1. Legal Proceedings

From time to time we become involved in various claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits are not expected to have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. There were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report Form 10-k for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the third quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
July 1 – 31, 2006	735,791	$25.06	696,600	3,324,028
August 1 – 31, 2006 (3)	1,222,000	$25.42	1,222,000	8,102,028
September 1 – 30, 2006 (3)	806,056	$26.47	798,500	7,303,528

Total	2,763,847	$25.63	2,717,100

(1)	During the third quarter of 2006, 2,717,100 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors authorized the repurchase of up to 55,900,000 shares of our outstanding common stock. As of September 30, 2006 we had repurchased a total of 48,596,472 shares at an average price of $18.32 per share under this program.
(2)	On August 30, 2006, our Board of Directors of authorized and approved an amendment of our stock repurchase program by increasing the number of shares the Company may repurchase under the program by 6 million shares.
(3)	During the third quarter of 2006 we purchased 300,000 shares of our common stock from Mr. Houston H. Harte, a member of our Board of Directors. Details of the purchases are as follows:

Date of Purchase	Shares	Price Per Share	Closing Price on Date of Purchase
8/03/2006	100,000	$25.02	$25.02
8/30/2006	100,000	$26.59	$26.59
9/06/2006	100,000	$26.41	$26.41

Item 6. Exhibits

See Index to Exhibits on Page 34.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 9, 2006	/s/ Richard M. Hochhauser
Date	Richard M. Hochhauser
President and Chief Executive Officer

November 9, 2006	/s/ Dean H. Blythe
Date	Dean H. Blythe
Senior Vice President and
Chief Financial Officer

November 9, 2006	/s/ Jessica M. Huff
Date	Jessica M. Huff
Vice President, Finance and
Chief Accounting Officer

Exhibit No.	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith