Form 10-K
period 2006-12-31
HARTE HANKS INC
filed 2007-03-01
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-7120

HARTE-HANKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Concord Plaza Drive, San Antonio, Texas 78216

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code — 210-829-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($25.64) as of the last business day of the registrant’s most recently completed second fiscal quarter, (June 30, 2006, was approximately $1,403,000,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2007 was 74,949,912 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement for the Company’s May 15, 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Harte-Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2006

PART I

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

Marketing today is under intense focus in most organizations. Many corporations have a chief-level executive charged with marketing who is under pressure to utilize a combination of data, technology, channels and resources to demonstrate a return on marketing investment. This has led many to utilize direct and targeted marketing, as accountability and measurability are hallmarks of the discipline, allowing customer insight to be leveraged to create and accelerate value. Direct Marketing, which represented 60% of our total revenues in 2006, is a leader in the movement toward highly targeted marketing. Our Shoppers business applies geographic targeting principles. Our strategy is based on seven key elements:

•	Being a market leader in each of our businesses;

•	Increasing revenues through growing our base businesses;

•	Introducing new services, products and innovations;

•	Entering new markets and making acquisitions;

•	Using technology to create competitive advantages;

•	Employing people who understand our clients business and markets and who delight our clients; and

•	Creating shareholder value.

Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920s by Houston Harte and Bernard Hanks. In 1972, Harte-Hanks went public and was listed on the New York Stock Exchange. We became private in a leveraged buyout initiated by management in 1984. In 1993, we again went public and listed our common stock on the NYSE. In 1997, we sold all of our remaining traditional media operations (consisting of newspapers, television and radio companies) in order to focus all of our efforts on two business segments—Direct Marketing and Shoppers. See segment financial information in Note N “Business Segments in the Notes to Consolidated Financial Statements.

Harte-Hanks provides public access to all reports filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the 1934 Act). These documents may be accessed free of charge on our website at the following address: http://www.harte-hanks.com. Since November 15, 2002, these documents have been provided as soon as practical after they are filed with the SEC. The documents may also be found at the SEC’s website at http://www.sec.gov. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and corporate governance and nominating committees. We will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

DIRECT MARKETING

General

Direct marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Our Direct Marketing clients include many of the largest retailers; financial companies including banks, financing companies, mutual funds and insurance companies; high-tech and telecommunications companies; and pharmaceutical companies and healthcare organizations. Direct Marketing clients are also from such selected markets as automotive, utilities, consumer packaged goods, hospitality, publishing, business services, energy and government/not-for-profit. We believe that we have the ability to provide services to new industries and markets by modifying our services and applications as opportunities are presented. In 2006, 2005 and 2004, Harte-Hanks Direct Marketing had revenues of $709.7 million, $694.6 million, and $641.2 million, respectively, which accounted for approximately 60%, 61%, and 62% of our total revenues, respectively.

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

Harte-Hanks Direct Marketing uses various capabilities and technologies as enablers to capture, analyze and disseminate customer and prospect data across all points of customer contact. Using both proprietary software and open software solutions, we build contact databases for our clients using the information gained from the client’s marketing and communication activities across different media such as mail, websites, e-mail, inbound and outbound teleservices, trade shows, point-of-sale and other sources. We believe that these databases enable clients to measure the return on their marketing communications investments and make more informed decisions about future marketing efforts. We help clients manage the inquiries they receive from a myriad of sources related to their marketing efforts. These inquiries, or leads, are qualified, tracked and distributed both to appropriate sales channels and to client management for analysis, decision-making and/or additional interaction in order for clients to manage their customer and prospect relationships more effectively. These leads are also developed for business-to-business clients through our CI Technology Database and through research efforts of our Aberdeen operation.

Our customer optimization activities often start with the development of a roadmap, followed by building customized marketing databases for specific clients and providing them with easy-to-use tools to perform analysis and to target their best customers and prospects. Using our proprietary name and address matching software, the Trillium Software System®, we investigate and standardize large numbers of customer records from multiple sources, integrate them into a single database for each client and, if needed, append demographic and lifestyle information.

Our Allink® databases are built for clients and tailored to specific market segments. These databases are moved to the client’s site or maintained at Harte-Hanks with online access from client locations. In addition to building a client’s database and providing solutions for analytics and campaign management, we perform regular database updates.

These solutions are seamlessly linked to our service bureau—preparing list selections, maximizing deliverability and reducing clients’ mailing costs through our Advanced Data Quality services, including Trillium Software and Global Address capabilities in addition to sophisticated postal coding, hygiene and address updates through a non-exclusive National Change of Address license with the U.S. Postal Service.

As a further extension of the client’s marketing arm, we provide customer insight by using marketing research and analytics services. Specific capabilities include tracking and reporting, media analysis, modeling, database profiling, primary data collection, marketing applications, consulting and program development.

We engage with our client’s customers by offering direct marketing agency services that combine information-based strategy and brand-building creative efforts that are channel independent, using both traditional direct and interactive media.

In addition, Harte-Hanks provides a variety of services to help clients develop and execute targeted marketing communication programs. These include services such as telephone, email using our proprietary Postfuture® offering, website development and search marketing, personalization of communication pieces using laser and inkjet printing, targeted mail and fulfillment, transportation logistics, and print-on-demand as well as traditional printing.

Our mail tracking capability and long-standing relationship with the U.S. Postal Service help ensure that customer mailings reach their destinations on time. By controlling the final stage of the print distribution process through its logistics operations, we facilitate the delivery of our clients’ materials while holding costs to a minimum.

Customers

Direct marketing services are marketed to specific industries or markets with services and software products tailored to each industry or market. We are able to provide services to new industries and markets by modifying our existing services and applications. We currently provide direct marketing services to all of our primary vertical markets including retail, high-tech/telecom, financial services and pharmaceutical/healthcare, in addition to a range of selected markets. Our Direct Marketing business is not overly dependent on any one client or any group of clients. The largest client, measured in revenue, comprised 8% of total Direct Marketing revenues and 5% of our total revenues in 2006, respectively. The largest 25 clients, measured in revenue, comprised 40% of total Direct Marketing revenues and 24% of our total revenues in 2006, respectively.

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

Direct Marketing Facilities

Direct marketing services are provided at the following facilities:

National Offices	San Diego, California
Austin, Texas	Shawnee, Kansas
Baltimore, Maryland	Troy, Michigan
Billerica, Massachusetts	Wilkes-Barre, Pennsylvania
Bloomfield, Connecticut
Boston, Massachusetts	National Markets Headquarters
Cincinnati, Ohio	Cincinnati, Ohio
Clearwater, Florida
Deerfield Beach, Florida	International Offices
East Bridgewater, Massachusetts	Aldermaston, United Kingdom
Fort Worth, Texas	Böblingen, Germany
Fullerton, California	Bristol, United Kingdom
Glen Burnie, Maryland	Dublin, Ireland
Grand Prairie, Texas	Frenchs Forest (Sydney), Australia
Jacksonville, Florida	Hasselt, Belgium
Lake Mary, Florida	Madrid, Spain
Langhorne, Pennsylvania	Manila, Philippines
Monroe Township, New Jersey	Melbourne, Australia
New York, New York	São Paulo, Brazil
Ontario, California	Sèvres, France
Pennsauken, New Jersey	Stuttgart, Germany
Richardson, Texas	Uxbridge, United Kingdom
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

As of December 31, 2006, Shoppers delivered more than 13 million shopper packages in five major markets each week covering the greater Los Angeles market (Los Angeles County, Orange County, Riverside County, San Bernardino County, Ventura County and Kern County), the greater San Diego market, Northern California (San Jose, Sacramento, Stockton and Modesto), South Florida (Dade County and Broward County) and the greater Tampa market. Two editions of the shopper publication are delivered to approximately 241,000 households and businesses in South Orange County where both an “early” and “late” edition PennySaver are published each week. Our California publications account for approximately 80% of Shoppers’ weekly circulation.

Harte-Hanks publishes 1,121 individual shopper editions each week distributed to zones with circulation of approximately 12,000 each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. We believe that our zoning capabilities and production technologies have enabled us to saturate and target areas in a number of ways including geographic, demographic, lifestyle, behavioral and language allowing our advertisers to effectively target their customers. Our strategy is to increase our share of local advertising in our existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas. In 2006, 2005, and 2004, Harte-Hanks Shoppers had revenues of $475.0 million, $440.4 million, and $389.2 million, respectively, accounting for approximately 40%, 39% and 38% of our total revenues, respectively.

Total Shoppers circulation increased by 870,000 during 2006 as follows:

Market	Publication Name	Circulation Increase
Greater Los Angeles	PennySaver	335,000

Greater San Diego	PennySaver	22,000

Northern California	PennySaver	198,000

South Florida	The Flyer	17,000

Greater Tampa	The Flyer	298,000

Total		870,000

At December 31, 2006, Shoppers circulation reached over 13.4 million in California and Florida each week (including 241,000 in South Orange County, California where Shoppers publishes two editions each week). We believe that future expansions provide increased revenue opportunities, although we do plan to moderate the pace of expansion in 2007. Newer areas initially tend to contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

Publications

The following table sets forth certain information with respect to Shoppers publications:

		December 31, 2006
Market	Publication Name	Circulation	Number of Zones
Greater Los Angeles	PennySaver	5,956,000	527

Greater San Diego	PennySaver	1,872,000	157

Northern California	PennySaver	2,799,500	228

South Florida	The Flyer	1,461,000	116

Greater Tampa	The Flyer	1,345,500	93

Total		13,434,000	1,121

Our shopper publications contain classified and display advertising and are delivered by Standard Mail saturation. The typical shopper publication contains approximately 45 pages and is 7 by 9-1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; "print and deliver" single-sheet inserts designed and printed by us; coupon books; preprinted inserts; and four-color glossy flyers printed by third party printers. In addition, our shoppers offer advertising using our internet sites – www.pennysaverusa.com for our California publications and www.theflyer.com for our South Florida and Tampa, Florida publications.

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

Customers

Shoppers serves both business and individual advertisers in a wide range of industries, including real estate, employment, automotive, retail, high-tech/telecom, financial services, and a number of other industries. Shoppers is not overly dependent on any one client or any group of clients. The largest client, measured in revenue, comprised 3% of total Shoppers revenue and 1% of our total revenue in 2006, respectively. The top 25 clients in terms of revenue comprised 14% of Shoppers revenues and 6% of our total revenue in 2006, respectively.

Backlogs

We do not experience backlogs in our Shoppers business.

Sales and Marketing

We maintain local Shoppers sales offices throughout our geographic markets and employ more than 800 commissioned sales representatives who develop both targeted and saturation advertising programs for clients. The sales organization provides service to both national, regional and local advertisers through its telemarketing departments and field sales representatives. Shoppers clients vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core clients continue to be local service businesses and small retailers. We also focus our marketing efforts on larger national accounts by emphasizing our ability to deliver saturation advertising in defined zones, or even partial zones for inserts, in combination with advertising in the shopper publication.

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

Shoppers Facilities

Our shoppers are produced at owned or leased facilities in the markets they serve. We have six production facilities – three in Southern California, one in Northern California, one in Southern Florida and one in Tampa, Florida – and more than 30 sales offices.

For more information please refer to Item 2—Properties.

Competition

Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, other shoppers, the internet, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve our current processes, advance and upgrade our technology applications and to develop new products and services could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services and geographic areas could adversely affect our growth. We believe that our production systems and technology, which enable us to publish separate editions in narrowly targeted zones, and our local ad content, allow us to compete effectively, particularly in large markets with high media fragmentation.

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

EMPLOYEES

As of December 31, 2006, Harte-Hanks employed 6,338 full-time employees and 505 part-time employees, as follows: Direct Marketing – 3,881 full-time and 148 part-time employees; Shoppers – 2,438 full-time and 356 part-time employees; and corporate office – 19 full-time employees and 1 part-time employee. None of the work force is represented by labor unions. We consider our relations with our employees to be good.

I TEM 1A.	RISK FACTORS

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

Risks Related to our Business

We face intense competition.

Direct marketing is a rapidly evolving business, subject to periodic technological advancements, high turnover of client personnel who make buying decisions, mergers and acquisitions of client companies, and changing client needs and preferences. Consequently, our Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. This competition comes from numerous local, national and international direct marketing companies which we compete against for individual projects and entire client relationships. We also compete against print and electronic media and other forms of advertising for advertising dollars in general. In addition, our ability to attract new clients and to retain existing clients may, in some cases, be limited by clients’ policies on or perceptions of conflicts of interest. These policies can prevent us from performing similar services for competing products or companies. Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast and cable television, other shoppers, the internet, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Our failure to improve our current processes or to develop new products and services could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth.

We must be able to attract, maintain and retain qualified personnel.

We believe that our future prospects will depend in large part upon our ability to attract, train and retain highly skilled technical, client services and administrative personnel. While the demand for personnel is dependent on employment levels and general economic conditions, qualified personnel historically have been in great demand and from time to time and in the foreseeable future will likely remain a limited resource. There can be no assurance that we will be able to retain our existing personnel or attract and retain qualified employees. We are dependent on the efforts, abilities, experience and expertise of our current officers. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position or operating results.

We must maintain technological competitiveness.

We believe that our future success will be dependent on, among other things, maintaining technological competitiveness in our direct marketing and shopper products, processing functionality, and software systems and services. Advances in information technology may result in changing client preferences for products and product delivery formats in our industry. We must continually improve our current processes and develop and introduce new products and services in order to match our competitors’ technological developments and the increasingly sophisticated requirements of our clients. We cannot be assured that we will be able to successfully identify, develop and bring new and enhanced services and products to market in a timely manner, that such services or products will be commercially successful or that services, products or technologies developed by others will not render our services and products noncompetitive or obsolete.

We may not be able to protect our computer systems and databases.

Our ability to protect our data centers against damage from a security breach, fire, power loss, telecommunications failure or other disaster is critical to our future. We believe we have taken reasonable precautions to protect our data centers from events that could interrupt our operations. Any damage to our data centers that causes interruptions in our operations could affect our ability to meet our clients' requirements, which could have a material adverse effect on our business, financial position or operating results.

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

We continue to pursue acquisition opportunities. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, there can be no assurance that the synergies and other objectives sought in acquisitions would be achieved. We believe that we will be able to successfully integrate recently acquired businesses into existing operations but there is no certainty that future acquisitions will be consummated on acceptable terms or that any acquired assets, data or businesses will be successfully integrated into our operations. The failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions into existing operations could result in not achieving planned revenue growth or could negatively impact our net income and earnings per share.

We are vulnerable to increases in paper prices.

In recent years, newsprint prices have fluctuated widely. We maintain, on average, less than 30 days of paper inventory and do not purchase our paper pursuant to long-term paper contracts. Because we have a limited ability to protect ourselves from fluctuations in the price of paper or to pass increased costs along to our clients, these fluctuations could materially affect the results of our operations.

We are vulnerable to increases in postal rates and disruptions in postal services.

Our Shoppers and Direct Marketing services depend on the United States Postal Service to deliver products. Our shoppers are delivered by Standard Mail, and postage is the second largest expense, behind payroll, in our Shoppers business. Standard postage rates increased in January of 2006 and are expected to increase again in the spring or summer of 2007. The discount structure is also expected to change at the time of the anticipated 2007 increase. Overall Shoppers postage costs are expected to grow as a result of anticipated increases in postage rates, circulation and insert volumes. Postage rates also influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. While there is no assurance that future postal increases will not have an adverse impact on us, newly enacted postal reform legislation should minimize the impact.

Our international operations subject us to risks associated with operations outside the U.S.

Harte Hanks Direct Marketing conducts business outside of the United States. During 2006, approximately 8.9% of Harte Hanks Direct Marketing’s revenues were derived from businesses outside the United States. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

•	social, economic and political instability;

•	changes in U.S. and foreign governmental legal requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	inflation;

•	the potential for nationalization of enterprises;

•	potentially adverse tax treatment;

•	less favorable foreign intellectual property laws that would make it more difficult to protect our intellectual properties from appropriation by competitors;

•	longer payment cycles for sales in foreign countries; and

•	the costs and difficulties of managing international operations.

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

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. We believe that our internal controls over financial reporting currently provide reasonable assurance of achieving their control objectives; however, no system of internal controls can be designed to provide absolute assurance of effectiveness. If we fail to maintain a system of effective internal controls, it could have a material adverse effect on our business, financial position or operating results. Additionally, adverse publicity related to a failure in our internal controls over financial reporting could have a negative impact on our reputation and business.

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

The granting of stock-based awards to our employees affects our expenses and our stock price.

New stock-based compensation accounting rules adopted January 1, 2006 increased our reported expenses. These increased expenses could affect the price of our common shares. Effective January 1, 2006, we became subject to new stock-based compensation accounting rules that require that compensation costs related to stock-based payment transactions, including stock options, restricted stock and performance stock units, be recognized in our financial statements. Previously, we accounted for stock-based compensation of employees using the intrinsic value method, which resulted in no compensation expense charged against income for stock options grants to employees where the exercise price was equal to the market price of the underlying stock at the date of grant. Beginning January 1, 2006, grants of options, stock or other forms of equity have been recognized as compensation expense in our income statement, increasing our reported expenses for the same activities and negatively impacting our earnings per share.

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

Interest rate increases could affect our expenses and financial position.

Interest rate movements in Europe and the United States can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents. Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically Eurodollar rates due to their impact on interest related to our $125 million revolving credit facility and our $195 million term loan. We also have exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position or operating results.

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

Our headquarters are located in San Antonio, Texas and we occupy approximately 17,000 square feet of leased premises at that location. Our business is conducted in facilities worldwide containing aggregate space of approximately 3.2 million square feet. Approximately 3.1 million square feet are held under leases, which expire at dates through 2023. The balance of the properties, used in our Southern California shopper operations and Hasselt, Belgium direct marketing operations, are owned.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we become involved in various claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits is not expected to have a material effect on our financial condition or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the New York Stock Exchange (symbol: HHS). The reported high and low quarterly sales price ranges for 2006 and 2005 were as follows:

	2006		2005
	High	Low	High	Low
First Quarter	31.00	25.60	27.62	25.24
Second Quarter	28.21	24.33	30.98	26.11
Third Quarter	27.17	22.35	30.18	25.62
Fourth Quarter	27.84	25.03	26.82	25.39

In 2006, quarterly dividends were paid at the rate of 6.0 cents per share. In 2005, quarterly dividends were paid at the rate of 5.0 cents per share.

In January 2007, we announced an increase in the regular quarterly dividend from 6.0 cents per share to 7.0 cents per share, payable March 15, 2007 to holders of record on March 1, 2007.

As of February 1, 2007, there are approximately 2,700 holders of record.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our equity securities during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – 31, 2006	176,700	$25.86	176,700	7,126,828
November 1 – 30, 2006(2)	1,370,300	$25.99	1,370,300	5,756,528
December 1 – 31, 2006	585,318	$26.66	489,911	5,266,617

Total	2,132,318	$26.16	2,036,911

(1)	During the fourth quarter of 2006, 2,036,911 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board authorized the repurchase of up to 55,900,000 shares of our outstanding common stock. As of December 31, 2006 we had repurchased a total of 50,633,383 shares at an average price of $18.63 per share under this program.
(2)	On November 10, 2006, we purchased 100,000 shares of our common stock for $26.40 per share (the closing price per share of our common stock on November 10, 2006) from Mr. Houston H. Harte. Mr. Harte is a member of our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Financial Summary

In thousands, except per share amounts	2006	2005	2004	2003	2002
Statement of Operations Data
Revenues	$1,184,688	$1,134,993	$1,030,461	$944,576	$908,777
Operating expenses
Payroll, production and distribution	874,088	825,568	755,715	692,170	652,243
Advertising, selling, general and administrative	90,516	88,067	80,682	75,886	73,518
Depreciation	31,566	29,918	28,169	29,433	32,128
Intangible amortization	2,466	1,427	600	600	600

Total operating expenses	998,636	944,980	865,166	798,089	758,489

Operating income	186,052	190,013	165,295	146,487	150,288
Interest expense, net	6,102	1,760	679	687	934
Net Income	111,792	114,458	97,568	87,362	90,745
Earnings per common share—diluted	1.39	1.34	1.11	0.97	0.96
Cash dividends per common share	0.24	0.20	0.16	0.12	0.10
Weighted-average common and common equivalent shares outstanding—diluted	80,646	85,406	87,806	89,982	94,872

Segment Data
Revenues
Direct Marketing	$709,728	$694,558	$641,214	$584,804	$573,826
Shoppers	474,960	440,435	389,247	359,772	334,951

Total revenues	$1,184,688	$1,134,993	$1,030,461	$944,576	$908,777

Operating income
Direct Marketing	$109,458	$108,095	$90,856	$76,641	$83,872
Shoppers	88,814	94,231	85,857	78,007	74,564
General corporate	(12,220)	(12,313)	(11,418)	(8,161)	(8,148)

Total operating income	$186,052	$190,013	$165,295	$146,487	$150,288

Capital expenditures	$33,708	$28,215	$35,146	$31,915	$17,358

Balance sheet data (at end of period)
Property, plant and equipment, net	$116,591	$112,911	$113,770	$97,747	$94,154
Goodwill and other intangibles, net	568,795	519,419	460,238	439,823	440,067
Total assets	969,285	889,663	828,353	759,130	736,732
Total long-term debt	205,000	62,000	—	5,000	16,300
Total stockholders’ equity	$493,476	$561,346	$571,799	$555,598	$532,533

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note about Forward-Looking Statements

This Annual Report on Form 10-K and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. These forward looking statements are based on current information and expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those in the forward looking statements.

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

In 2006, Harte-Hanks Direct Marketing had revenues of $709.7 million, which accounted for approximately 60% of our total revenues. Direct marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We believe that we have the ability to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients.

We utilize various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment by increasing their prospect and customer value – a process of “customer optimization” – organized around five strategic considerations:

•	Information (data collection/management);

•	Opportunity (data access/utilization);

•	Insight (data analysis/interpretation);

•	Engagement (knowledge application); and

•	Interaction (program execution).

We execute these solution points by providing a range of products and services including:

•	Database design and development;

•	Data processing and service bureau;

•	Software;

•	Data enhancements and list brokerage;

•	Analytics, modeling, research and strategy;

•	E-Care including online technical support and inbound email management;

•	Events management including registration and promotion;

•	Website design, management and hosting services;

•	Loyalty program management;

•	Sales lead management;

•	Web-based database marketing;

•	Technology databases;

•	Creative services;

•	Traditional and interactive media planning, placement and buying;

•	Strategic planning and customer optimization consulting;

•	Fulfillment and distribution;

•	Graphics and printing solutions;

•	Inbound and outbound telemarketing including telesales and order processing;

•	Lettershop services including laser personalization;

•	Logistics; and

•	Email marketing.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues, and is the only U.S. targeted media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. In 2006, our Shoppers segment had revenues of $475.0 million, which represented 40% of our total revenue.

As of December 31, 2006, our shoppers are zoned into 1,121 separate editions with total circulation in excess of 13 million in California and Florida each week. We believe that expansions provide increased revenue opportunities, although we do plan to moderate the pace of expansion in 2007. Newer areas initially tend to contribute less from a revenue-per-thousand perspective than existing areas, and in fact are expected to be less profitable or even unprofitable until the publications in the areas mature.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Our shoppers operate in local markets and are largely affected by the strength of the local economies.

Our overall strategy is based on seven key elements:

•	Being a market leader in each of our businesses;

•	Increasing revenues through growing our base businesses;

•	Introducing new services and products;

•	Entering new markets and making acquisitions;

•	Using technology to create competitive advantages;

•	Employing people who understand our clients’ business and markets; and

•	Creating shareholder value.

Our principal expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands except per share amounts	2006	% Change	2005	% Change	2004
Revenues	$1,184,688	4.4	$1,134,993	10.1	$1,030,461
Operating expenses	998,636	5.7	944,980	9.2	865,166

Operating income	$186,052	-2.1	$190,013	15.0	$165,295

Net income	$111,792	-2.3	$114,458	17.3	$97,568

Diluted earnings per share	$1.39	3.7	$1.34	20.7	$1.11

Year ended December 31, 2006 vs. Year ended December 31, 2005

Revenues

Consolidated revenues increased 4.4%, to $1,184.7 million, while operating income decreased 2.1%, to $186.1 million, in 2006 when compared to 2005. Our overall results reflect increased revenues of 7.8% from our Shoppers segment and 2.2% from our Direct Marketing segment. The acquisition of The Flyer, located in Tampa, Florida (The Tampa Flyer) in April 2005 contributed a little more than a third of the Shoppers revenue growth. The remaining Shoppers revenue increases primarily were the result of improved sales in established markets, year-over-year geographic expansions and household growth in California and Florida, and new products. Direct Marketing results were affected by (i) $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our financial vertical customers that was acquired earlier this year, and (ii) a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005 for a client in the high-tech vertical market.

Operating Expenses

Overall operating expenses increased 5.7%, to $998.6 million, in 2006 compared to 2005. The increase in consolidated operating expenses was a result of increased operating expenses of 11.5% from the Shoppers segment and 2.4% from the Direct Marketing segment, partially offset by a 0.8% decrease in general corporate expense. The primary drivers of the increase in operating expenses were the acquisition of The Tampa Flyer in April 2005, higher Shoppers postage costs due to the postal rate increase in January 2006, higher Shoppers payrolls to support increased revenues, higher circulation volumes and expansions, $7.4 million of stock-based compensation as a result of our adoption of Statement of Financial Accounting Standards No. 123, as revised, “Share-Based Payment” (SFAS 123R), higher paper costs due to higher rates, and expenses related to the contract termination discussed above.

Net Income/Earnings Per Share

Net income decreased 2.3%, to $111.8 million, while diluted earnings per share were up 3.7%, to $1.39 per share, in 2006 when compared to 2005. The decrease in net income was a result of decreased operating income and increased interest expense, partially offset by a lower effective tax rate in 2006 when compared to 2005. In 2006 we began expensing stock options and other equity-compensation, which impacted 2006 diluted earnings per share by approximately $0.06 per share.

Year ended December 31, 2005 vs. Year ended December 31, 2004

Revenues

Consolidated revenues increased 10.1%, to $1,135.0 million and operating income increased 15.0%, to $190.0 million, in 2005 compared to 2004. Our overall results reflected revenue increases in both the Direct Marketing and Shoppers segments. Direct Marketing results reflected increased revenues in all of that segment’s vertical markets including a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005. Shoppers results were influenced by the acquisition of The Tampa Flyer in April 2005, which contributed about half of the revenue growth for the year. Shoppers results also reflected improved sales in established markets and new year-over-year geographic expansions and household growth in California and Florida.

Operating Expenses

Overall operating expenses increased 9.2%, to $945.0 million, in 2005 compared to 2004. The increase in consolidated operating expenses was a result of increased operating expenses from both the Shoppers and Direct Marketing segments, as well as an increase in general corporate expense. The primary drivers of the increase in operating expenses were increased labor costs due to pay increases and higher production volumes, higher fuel costs, higher postage costs due to higher shoppers volumes and higher paper costs due to higher rates and higher shoppers volumes.

Net Income/Earnings Per Share

Net income increased 17.3%, to $114.5 million, and diluted earnings per share grew 20.7%, to $1.34 per share, in 2005 when compared to 2004. The increase in net income was a result of increased operating income combined with a lower tax rate, partially offset by higher interest expense, in 2005 when compared to 2004.

Direct Marketing

Direct Marketing operating results were as follows:

In thousands	2006	% Change	2005	% Change	2004
Revenues	$709,728	2.2	$694,558	8.3	$641,214
Operating expenses	600,270	2.4	586,463	6.6	550,358

Operating income	$109,458	1.3	$108,095	19.0	$90,856

Year ended December 31, 2006 vs. Year ended December 31, 2005

Revenues

Direct Marketing revenues increased $15.2 million, or 2.2%, in 2006 compared to 2005. These results were affected by (i) $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our financial vertical customers that was acquired in the second quarter of 2006, and (ii) a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005 for a client in the high-tech vertical market. Our pharma/healthcare vertical was up over 15% and our select vertical grew in the mid-single digits compared to 2005. Retail, our largest vertical in terms of annual revenue, grew in the low single digits. Our financial vertical (excluding the termination fee) was down in the mid-single digits and our high-tech vertical (excluding the one-time project) was down in the low single digits compared to 2005.

From a service offering perspective, Direct Marketing experienced increased revenues from data processing, software sales, logistics and telesales. Partially offsetting these increases were declines in revenues from account management and database sales.

The acquisitions of PrintSmart, Inc. in April 2006, StepDot Software GmbH in June 2006, Global Address in July 2006 and Aberdeen Group, Inc. in September 2006 also positively affected our revenues in 2006 compared to 2005. The sale of a print operation in October 2006 negatively affected our revenues in 2006 compared to 2005.

We have not seen any material change in the competitive landscape during 2006. We believe that our capabilities and breadth of services, combined with our national production capability, industry focus and ability to offer a full range of integrated services, enable us to compete effectively.

Revenues from our vertical markets in 2006 were impacted by the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. In general, revenues for Direct Marketing are affected by general national and international economic trends.

2007 revenues will depend on how successful we are at growing business with existing clients, acquiring new clients, meeting client demands and the strength of the national and international economy. We believe that we will continue to benefit from marketing and advertising expenditures being moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment. Standard postage rates increased in January of 2006 and are expected to increase again in the spring or summer of 2007. Postage rates influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. There is no assurance that future postal increases will not have an adverse impact on us.

Operating Expenses

Operating expenses increased $13.8 million, or 2.4%, in 2006 compared to 2005. These results include (i) $3.0 million of operating expense recognized as a result of the contract termination discussed above, and (ii) $3.9 million of stock-based compensation. Excluding these two factors, operating expense increased $6.9 million, or 1.2%. Labor costs increased $7.8 million, or 2.7% in 2006 compared to 2005. Excluding the additional labor costs associated with the contract termination and stock-based compensation, labor costs increased $1.8 million, or 0.6% as salary increases and increased healthcare costs were partially offset by decreased incentive compensation. Production and distribution costs increased $2.0 million, or 0.9%, due to increased outsource costs and production services, partially offset by lower job printing costs. General and administrative expense increased $2.5 million, or 5.2%, due to losses on the sale of a print operation in October 2006, increased facility costs from our new facility in Manila, and higher utility costs at existing facilities. These increases were partially offset by decreased insurance expense, due to better experience, and bad debt expense, primarily due to timing of collections. Depreciation and amortization expense increased $1.6 million, or 6.5%, due to accelerated depreciation of assets associated with the contract termination, additional intangible amortization due to recent acquisitions, depreciation of assets related to the new facility in Manila and amortization beginning on a new release of our Trillium software.

The acquisitions of PrintSmart, Inc. in April 2006, StepDot Software GmbH in June 2006, Global Address in July 2006 and Aberdeen Group, Inc. in September 2006 also contributed to the increase in our operating expenses in 2006 compared to 2005.

Direct Marketing’s largest cost component is labor, and these costs are primarily variable and tend to fluctuate with revenues and the demand for our Direct Marketing services. Total healthcare costs increased in 2006, and healthcare costs in general are expected to continue to increase, and this increase is likely to impact Direct Marketing’s total labor costs and total operating expenses. Fuel costs increased significantly in 2005 and remained at high levels throughout 2006. Fuel costs are expected to remain at high levels for the foreseeable future which will continue to impact Direct Marketing’s total production costs and total operating expenses.

Year ended December 31, 2005 vs. Year ended December 31, 2004

Revenues

Direct Marketing revenues increased $53.3 million, or 8.3%, in 2005 compared to 2004. These results reflected increased revenues in all of Direct Marketing’s vertical markets. Direct Marketing revenues benefited from a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005. This one-time project was performed for a client in the high-tech vertical market and accounted for approximately 20% of the revenue growth in 2005 compared to 2004. Revenues from the pharmaceutical/healthcare vertical market had double-digit growth in 2005 compared to 2004. The increased revenues from this vertical were a result of regulatory changes to Medicare, but were partially offset by the effects of drug recalls. Revenues from Direct Marketing’s select vertical markets group were also up double-digits in 2005 compared to 2004, with most of the growth coming from the manufacturing vertical market. Revenues from the retail vertical market, Direct Marketing’s largest vertical market in terms of annual revenue, increased near double digits. Revenues from the high-tech and financial services vertical markets were up in the mid-single digits in 2005 compared to 2004. All of the growth in the high-tech vertical was attributable to the one-time project discussed above. Absent this one-time project, revenues from the high-tech vertical would have been down in the low single digits in 2005 compared to 2004.

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

Operating Expenses

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

Shoppers

Shoppers operating results were as follows:

In thousands	2006	% Change	2005	% Change	2004
Revenues	$474,960	7.8	$440,435	13.2	$389,247
Operating expenses	386,146	11.5	346,204	14.1	303,390

Operating income	$88,814	-5.7	$94,231	9.8	$85,857

Year ended December 31, 2006 vs. Year ended December 31, 2005

Revenues

Shoppers revenues increased $34.5 million, or 7.8%, in 2006 compared to 2005. The acquisition of The Tampa Flyer in April 2005 contributed a little more than a third of this revenue growth. The remaining revenue increases primarily were the result of improved sales in established markets, year-over-year geographic expansions and household growth in California and Florida, and new products. Total Shoppers circulation increased by 870,000 during of 2006, including 555,000 in California and 315,000 in Florida. During the year the Harte-Hanks Shoppers PennySaver publication in Southern California increased circulation by 357,000. The Harte-Hanks Shoppers PennySaver publication in Northern California increased geographic circulation by 198,000. The Harte-Hanks Shoppers publication The Flyer, located in South Florida, increased circulation by 17,000. The Harte-Hanks Shoppers publication The Flyer, located in the Tampa, Florida area increased circulation by 298,000. At December 31, 2006, Shoppers circulation reached over 13.4 million in California and Florida each week (including 241,000 in South Orange County, California where Shoppers publishes two editions each week). We believe that future expansions provide increased revenue opportunities, although we do plan to moderate the pace of expansion in 2007. Newer areas initially tend to contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers had growth from both run-of-press (ROP, or in-book) advertising, including core sales and employment, real estate and automotive advertising, and distribution products.

Operating Expenses

Operating expenses increased $39.9 million, or 11.5%, in 2006 compared to 2005 as a result of increased labor costs, production and distribution costs, depreciation and amortization expense, stock-based compensation and the acquisition of The Tampa Flyer in April 2005. Total labor costs increased $14.7 million, or 12.1%. Excluding the Tampa acquisition, labor costs increased $9.3 million, or 8.2%. $1.8 million of this increase relates to stock-based compensation recorded in 2006 as a result of our adoption of SFAS 123R. The remaining increase in labor costs relates to higher payroll costs to support increased revenues, higher circulation volumes and expansions and higher healthcare costs. The increase in labor costs was partially offset by lower incentive compensation. Total production costs increased $24.1 million, or 13.3%. Excluding the Tampa acquisition, production costs increased $17.1 million, or 10.1%, including increased postage costs, increased offload printing expense due to increased print-and-deliver volumes and higher printing rates, and higher paper costs due to increased newsprint and job paper rates and circulation growth. Excluding the Tampa acquisition, postage expense was up $10.3 million, or 11.2%, due to the postal rate increase in January 2006 and circulation growth. Total general and administrative costs were down slightly, 0.1%. Excluding the Tampa acquisition, general and administrative costs decreased $1.2 million, or 3.4%, primarily due to lower insurance expense, and lower bad debt expense, partially offset by increased facilities costs and promotion expense. Total depreciation expense was up $0.8 million, or 12.2%, with a little less than a third of the increase attributable to the Tampa acquisition. Intangible amortization related to the Tampa acquisition was $1.2 million during 2006 compared to $0.8 million during 2005.

Shoppers largest cost components are labor, postage and paper. Recent circulation expansions were a significant driver of operating costs in 2006 and are expected to continue to increase Shoppers operating costs in 2007. Shoppers labor costs are variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Total healthcare costs increased in 2006, and healthcare costs in general are expected to continue to increase, and this increase is likely to impact Shoppers total labor costs and total operating expenses. Standard postage rates increased in January of 2006 and are expected to increase again in the spring or summer of 2007. Overall Shoppers postage costs are expected to grow as a result of anticipated increases in postage rates, circulation and insert volumes. Newsprint prices have been increasing since 2004 and are expected to continue to increase in 2007. This increase impacted Shoppers production costs in 2006, and rising newsprint prices are expected to impact Shoppers production costs into 2007.

Year ended December 31, 2005 vs. Year ended December 31, 2004

Revenue

Shoppers revenues increased $51.2 million, or 13.2%, in 2005 compared to 2004. The acquisition of The Tampa Flyer in April 2005 contributed about half of this revenue growth. The remaining revenue increases primarily were the result of improved sales in established markets and new year-over-year geographic expansions and household growth in California and Florida. Total Shoppers circulation increased by almost 1.3 million during 2005, including the circulation in Tampa at the date of acquisition of approximately 955,000. During the year the Harte-Hanks Shoppers PennySaver publication in Southern California expanded circulation by 176,500. The Harte-Hanks Shoppers PennySaver publication in Northern California increased geographic coverage by adding 69,500 circulation. The Harte-Hanks Shoppers publication The Flyer, located in South Florida, expanded geographically by 6,500 circulation. The Harte-Hanks Shoppers publication The Flyer, located in the Tampa, Florida area expanded circulation by 92,000 from the date of the acquisition in April 2005 to the end of 2005. At December 31, 2005, Shoppers circulation reached more than 12 million (including 240,000 in South Orange County California, where Shoppers publishes two editions each week).

From a product-line perspective, Shoppers had strong growth from run-of-press (ROP, or in-book) advertising, primarily core sales, employment and real estate-related advertising. Revenues from distribution products were up slightly compared to 2004.

Operating Expenses

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

General Corporate Expense

Year ended December 31, 2006 vs. Year ended December 31, 2005

General corporate expense decreased $0.1 million, or 0.8%, during 2006 compared to 2005. The decrease in general corporate expense was primarily due to decreased labor, as a result of lower incentive compensation, and decreased insurance expense. Partially offsetting this decrease was $1.5 million of additional stock-based compensation recorded in 2006 as a result of our adoption of SFAS 123R.

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

Interest Expense

Interest expense increased $4.4 million in 2006 compared to 2005, and $0.9 million in 2005 compared to 2004. These increases were due primarily to higher outstanding debt levels and higher interest rates than in the previous years. Our debt at December 31, 2006 and 2005 is described in Note C of the “Notes to Consolidated Financial Statements,” included herein.

Interest Income

Interest income was essentially unchanged in 2006 compared to 2005 as a result of the combination of normal variances in cash levels and an increase in rates on investments. Interest income decreased $0.1 million in 2005 compared to 2004, primarily due to interest related to a tax refund we received in the first quarter of 2004.

Other Income and Expense

Other net expense for 2006 and 2005 primarily consists of balance-based bank charges and stockholders expenses.

Income Taxes

Year ended December 31, 2006 vs. Year ended December 31, 2005

Income taxes decreased $4.6 million in 2006 compared to 2005 due to lower pretax income levels, and a lower effective tax rate of 37.6% in 2006 compared to an effective tax rate of 38.6% in 2005. Tax expense in 2006 was positively impacted by a favorable resolution to a state tax matter and production activities tax deductions, resulting in the lower effective tax rate compared to 2005. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes.

Year ended December 31, 2005 vs. Year ended December 31, 2004

Income taxes increased $6.6 million in 2005, primarily due to higher pretax income levels, partially offset by $1.2 million and $1.3 million of favorable resolutions of tax issues in the second and fourth quarters, respectively, of 2005. These favorable tax resolutions reduced our effective income tax rate from 40.1% in 2004 to 38.6% in 2005. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes.

Acquisitions

We made several acquisitions in 2006, 2005 and 2004.

In September 2006, we acquired AberdeenGroup, Inc., a provider of technology market research, intelligence, and demand generation services located in Boston, Massachusetts. AberdeenGroup offers market information and services through research channels, and prepares reports based on primary research and benchmarking data from more than 25,000 companies. We see the acquisition providing synergy opportunities with our CI Technology Database, which now tracks technology infrastructure, business profiles and technology purchase plans at 680,000 locations in North America, South America and Europe – expanding their base globally for research. The results of AberdeenGroup's reports on current marketplace experiences and trends are used to generate qualified leads by its clients, and we believe this intelligence will assist our clients in their own marketing efforts. Goodwill of $34.1 million, intangible assets not subject to amortization of $5.0 million, and intangible assets subject to amortization of $3.3 million have been preliminarily recognized in this transaction and assigned to the Direct Marketing segment. We are in the process of obtaining third-party valuations of certain intangible assets and the final allocation of the purchase price is subject to refinement.

In July 2006, we acquired Global Address, a provider of global postal address data quality software and services incorporating standards for more than 230 nations and territories worldwide. Global Address, located in Bristol, UK, and with additional operations in Mountain View, CA, focuses on international address data, and has provided key components of Harte-Hanks Global Data Management, a data services offering of the company. We plan to integrate elements of Global Address into our existing international offerings, among them Global Data Management and our Trillium Software data quality solutions, while continuing to support stand-alone Global Address products and services in the marketplace. The total amount of goodwill recognized in this transaction was $8.1 million and was assigned to the Direct Marketing segment. No intangible assets were recognized in this transaction.

In June 2006, we acquired StepDot Software GmbH of Germany and integrated it into our Trillium Software operations. Based in Böblingen, Germany, StepDot was a value-added reseller specializing in data quality and integration solutions for Harte-Hanks since 2002. The acquisition provides us with a more strategic presence in Central Europe and Germany. The total amount of goodwill recognized in this transaction was $0.4 million and was assigned to the Direct Marketing segment. No intangible assets were recognized in this transaction.

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

In April 2005, we acquired substantially all of the assets of Flyer Printing Company, Inc. related to The Flyer, located in Tampa, Florida. The Flyer is a weekly shopper publication delivered by mail with circulation at the time of the acquisition of 955,000 in the Tampa, Florida metropolitan area. The total amount of goodwill recognized in this transaction was $41.6 million. Intangible assets recognized in this transaction that are subject to amortization, relating to client relationships and non-compete agreements, totaled $8.3 million. Intangible assets recognized in this transaction that are not subject to amortization, relating to trademarks and trade names, totaled $7.6 million. All goodwill and intangibles recognized as part of this acquisition were assigned to the Shoppers segment.

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

The total cost of acquisitions in 2006, 2005 and 2004 was $53.9 million, $63.3 million and $29.7 million, respectively, and all were paid in cash. The operating results of these acquisitions have been included in the accompanying Consolidated Financial Statements from the date of the acquisitions.

Liquidity and Capital Resources

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

Sources and Uses of Cash

As of December 31, 2006, cash and cash equivalents were $38.3 million, increasing $13.7 million from cash and cash equivalents at December 31, 2005. This net increase was a result of net cash provided by operating activities of $146.4 million, partially offset by net cash used in investing activities of $86.8 million and net cash used in financing activities of $46.2 million.

Operating Activities

Net cash provided by operating activities in 2006 was $146.4 million, compared to $145.4 million in 2005. The $1.0 million year-over-year increase was attributable to a decrease in net income offset by noncash adjustments, primarily depreciation, stock-based compensation and deferred taxes. Changes within working capital assets and liabilities also impacted the year over year change in net cash provided by operating activities.

In 2006 our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

An increase in accounts receivable attributable to higher revenue in the fourth quarter of 2006 than in the fourth quarter of 2005. Days sales outstanding of approximately 56 days at December 31, 2006 was the same as at December 31, 2005;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	An increase in accounts payable due to timing and higher operating expenses in the fourth quarter of 2006 than in the fourth quarter of 2005;

•	A decrease in accrued payroll and related expenses due to a lower bonus accrual at December 31, 2006 than at December 31, 2005;

•	An increase in customer deposits and unearned revenue due to timing of receipts;

•	An increase in income taxes payable due to the timing of quarterly estimated federal and state taxes payments; and

•	A decrease in other long term liabilities due to a $5.0 million contribution made to our funded pension plan in 2006.

Investing Activities

Net cash used in investing activities was $86.8 million in 2006, compared to $91.3 million in 2005. The difference between net cash outflows from investing activities in 2006 and 2005 is the result of higher spending on acquisitions in 2005, primarily the acquisition of The Tampa Flyer in April 2005. This was partially offset by increased capital expenditures in 2006.

Financing Activities

Net cash outflows from financing activities were $46.2 million in 2006 compared to net cash outflows of $68.3 million in 2005. The difference between net cash outflows from financing activities in 2006 and 2005 is attributable primarily to $91.0 million higher net debt borrowings in 2006, partially offset by a $71.8 million higher amount spent on repurchases of our common stock in 2006.

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

On September 6, 2006, we entered into a term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as Administrative Agent. The Term Loan Facility originally provided for a commitment of up to $200 million which we are able to draw upon at any time until September 6, 2007 (the “Drawdown Period”). In the fourth quarter of 2006 we paid down $5 million of principal on the Term Loan Facility, reducing the total commitment to $195 million. On December 31, 2007 we will begin making quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amounts
1 – 8	2.50% each
9 – 12	3.75% each
13 – 15	5.00% each
Maturity Date	Remaining Principal Balance

As we have capacity under our Credit Facility and the intent to fund the required quarterly principal payments under the Term Loan through June of 2010, we have classified our entire debt balance at December 31, 2006 as long-term.

The Term Loan Facility matures on September 6, 2011. For each borrowing under the Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the Term Loan Agreement) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the Term Loan Agreement) then in effect, and ranges from .315% to .6% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the Term Loan Facility that is based on a facility fee rate. During the Drawdown Period, the facility rate is applied to the total commitment amount under the Term Loan Facility, regardless of how much of that commitment we have actually drawn upon. After the Drawdown period, the facility rate is applied to the outstanding principal balance owed under the Term Loan Facility. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the Term Loan Facility at any time without incurring any prepayment penalties. Once an amount has been prepaid, it may not be reborrowed.

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

The Credit Facility and the Term Loan Facility each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The Credit Facility and the Term Loan Facility each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of December 31, 2006, we were in compliance with all of the covenants of our credit facility.

The amount of cash on hand and borrowings available under the Credit Facility and the Term Loan Facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, capital expenditures, tax payments, share repurchase, acquisitions and dividends.

Based on our current operational plans, we believe that our Credit Facility and Term Loan Facility, together with cash provided by operating activities, will be sufficient to fund operations and anticipated capital expenditures and dividends for the foreseeable future. As of December 31, 2006, we had $115.0 million of unused borrowing capacity under our Credit Facility. As of December 31, 2006, we did not have any unused borrowing capacity under our Term Loan Facility.

Contractual Obligations

Contractual obligations at December 31, 2006 are as follows:

In thousands,	Total	2007	2008	2009	2010	2011	Thereafter
Debt	$205,000	$–	$–	$–	$88,000	$117,000	$–
Operating leases	81,709	23,259	18,532	14,510	10,915	5,002	9,491
Deferred compensation liability	5,970	702	702	702	702	702	2,460
Other long-term obligations	3,942	1,975	1,588	373	6	–	–

Total contractual cash obligations	$296,621	$25,936	$20,822	$15,585	$99,623	$122,704	$11,951

At December 31, 2006, we had letters of credit in the amount of $25.1 million. No amounts were drawn against these letters of credit at December 31, 2006. These letters of credit renew annually and exist to support insurance programs relating to workers’ compensation, automobile and general liability, and leases. We had no other off-balance sheet arrangements at December 31, 2006.

Dividends

We paid a quarterly dividend of $0.06 per common share and $0.05 per common share in each of the quarters in the years ended December 31, 2006 and 2005, respectively. In January 2007, we announced an increase in the regular quarterly dividend from 6.0 cents per share to 7.0 cents per share, payable March 15, 2007 to holders of record on March 1, 2007.

During 2006, we repurchased 7.1 million shares of our common stock for $186.0 million under our stock repurchase program. As of December 31, 2006, we have repurchased 50.6 million shares since the beginning of the stock repurchase program in January 1997. In November 2006, our Board of Directors authorized an additional 6 million shares under our stock repurchase program. Under this program, we had authorization to repurchase approximately 5.3 million additional shares at December 31, 2006.

During 2006, we received 0.2 million shares of our common stock, with an estimated market value of $6.3 million, in connection with stock option exercises. Since January 1997, we have received 1.8 million shares in connection with stock option exercises.

Critical Accounting Policies

Critical accounting policies are defined as those that are most important to the portrayal of a company’s financial condition and results of operations and which require complex or subjective judgments or estimates. The most significant areas involving management estimates and assumptions are detailed below. Actual results could differ from those estimates under different assumptions and conditions. Historically, actual results have not differed significantly from the Company’s estimates.

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

Direct Marketing revenue is derived from a variety of services and products. Direct Marketing revenue from certain projects and certain services such as database build services, internet web design, market research and analytical services may be billed at hourly rates or a set price. If billed at a set price, the revenue is recognized over the contractual period, using the percentage-of-completion method by applying the cost-to-cost or units-of-delivery method in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Management estimates and judgments are used in connection with the revenue recognized in these instances. Should actual costs differ significantly from the original estimated costs, the timing of revenues and overall profitability of the contract could be impacted. Contracts accounted for under the percentage-of-completion method constituted less than 7.5% of total Direct Marketing revenue and less than 4.5% of our total revenue for the years ended December 31, 2006, 2005 and 2004.

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

As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple-element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., AICPA SOP 97-2 “Software Revenue Recognition”). If not, we apply the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The provisions of EITF 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. This might impact the timing of revenue recognition, but would not change the total revenue recognized from the arrangement.

Shoppers services are considered rendered, and the revenue recognized, when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the United States Postal Service.

Taxes collected from customers and remitted to governmental authorities are not reflected in our revenues or expenses.

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the minimum allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific clients’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. We recorded bad debt expense of $2.5 million, $4.2 million and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. Given the significance of accounts receivable to the consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We increased our deductible for individual healthcare claims from $150,000 to $175,000 and eliminated our aggregate annual claims deductible in 2005. We have a $250,000 deductible for automobile and general liability claims. Our deductible for workers’ compensation decreased from $1.0 million to $500,000 in 2003. Management makes various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. If ultimate losses were 10% higher than our estimate at December 31, 2006, earnings would be impacted by up to $0.9 million, net of taxes. The amount that earnings would be impacted is dependent on the claim year and our deductible levels for that plan year. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the "Advertising, selling, general and administrative" line of our Consolidated Statement of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Payroll” line of our Consolidated Statement of Operations.

Goodwill

Goodwill is recorded to the extent that the purchase price exceeds the fair value of the assets acquired. Prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) on January 1, 2002, goodwill was being amortized on a straight-line basis over 15 to 40 year periods. Beginning January 1, 2002, goodwill is no longer being amortized, but instead is tested for impairment as discussed below.

We assess the impairment of our goodwill in accordance with SFAS 142, by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit. We have identified our reporting units as Direct Marketing and Shoppers. Fair value is determined using projected discounted future cash flows and cash flow multiple models, based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

Both the Direct Marketing and Shoppers segments are tested for impairment in the fourth quarter of each year, after the annual forecasting process for the upcoming fiscal year has been completed. We have not recorded an impairment loss in any of the three years ended December 31, 2006. Significant estimates utilized in our discounted cash flow model include weighted average cost of capital and the long-term rate of growth for each of our reporting segments. These estimates require management’s judgment. Any significant changes in key assumptions about our businesses and their prospects, or changes in market conditions, could have an impact on this annual analysis.

At December 31, 2006 and 2005, our goodwill balance was $545.3 million, net of $82.0 million of accumulated amortization, and $502.8 million, net of $82.0 million of accumulated amortization, respectively. Based upon our analysis, the estimated fair values of our reporting units as of December 31, 2006 were well in excess of the reporting units’ carrying values.

Stock-based Compensation

Beginning January 1, 2006, we account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards requires judgment, including in some cases estimating expected term, volatility and dividend yield. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from some of these estimates, stock-based compensation expense and our results of operations could be materially impacted. We recorded total stock-based compensation of $7.4 million for the year ended December 31, 2006.

New Accounting Pronouncements

As discussed in Note A of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. The adoption of SFAS 123R required us to begin expensing stock options and other stock-based compensation which decreased our operating income, net income and earnings per share. The adoption of SFAS 123R decreased 2006 diluted earnings per share by approximately $0.06 per share. The adoption of Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132R, requires us to recognize the overfunded or underfunded status of our defined benefit pension plans as an asset or a liability in our statement of financial position. SFAS 158 also requires us to measure the funded status of our plans as of the date of our year-end balance sheet with changes in the funded status recognized through comprehensive income. As a result of the adoption of SFAS 158, we have recorded a noncurrent liability, representing the combined underfunded status of our pension plans, of $18.2 million dollars on our consolidated balance sheet. We have also recognized $3.3 million of other comprehensive income, representing the changes in the funded status of our pension plans during 2006. We are in the process of assessing the impact of adopting Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) in January 2008. We are in the process of assessing the impact of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) in January 2007, but at this point we do not expect the adoption to have a material impact on our consolidated financial statements. The adoption of the remaining new accounting pronouncements discussed in Note A of the Notes to Consolidated Financial Statements is not expected to have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in short-term interest rates as a result of our $125 million revolving credit agreement and our $195 million term loan, both of which bear interest at variable rates based on Eurodollar rates (effective rate of 5.67% at December 31, 2006). The $125 million revolving credit agreement has a maturity date of August 12, 2010. At December 31, 2006, our debt balance related to this revolving credit agreement was $10 million. The $195 million term loan has a maturity date of September 6, 2011. At December 31, 2006, our debt balance related to this term loan was $195 million. Our earnings are also affected by changes in short-term interest rates as a result of a deferred compensation agreement, which bears interest at variable rates based on Prime (effective rate of 8.25% at December 31, 2006) and has a balance of $6.0 million at December 31, 2006. Assuming the actual level of borrowing and deferred compensation balance throughout 2006, and assuming a one percentage point change in the year’s average interest rates, it is estimated that our 2006 net income would have changed by approximately $0.7 million. Due to our debt level and deferred compensation balance at December 31, 2006, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in the Consolidated Financial Statements beginning on page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is incorporated by reference in this Item 10, information from our definitive proxy statement for the May 15, 2007 Annual Meeting of Stockholders under the caption “Management — Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION

There is incorporated by reference in this Item 11, information from our definitive proxy statement for the May 15, 2007 Annual Meeting of the Stockholders under the caption, "Executive Compensation and Other Information—Compensation Discussion and Analysis," "Corporate Governance—Compensation Committee Interlocks and Insider Participation," and "Executive Compensation and other Information—Compensation Committee Report".

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is incorporated by reference in this Item 12, information from our definitive proxy statement for the May 15, 2007 Annual Meeting of Stockholders under the caption “Security Ownership of Management and Principal Stockholders”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There is incorporated by reference in this Item 13, information from our definitive proxy statement for the May 15, 2007 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

There is incorporated by reference in this Item 14, information regarding principal accountant fees and services under “Principal Auditor Fees and Services” in our definitive proxy statement for the May 15, 2007 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1)	Financial Statements:

The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements and Schedule” referenced in Item 8.

15(a)(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

15(a)(3)	Exhibits

Exhibit No.	Description of Exhibit
3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

10(a)	Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

10(b)	Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., as administrative agent, dated August 12, 2005 (filed as Exhibit 10.1 to Company’s Form 8-K dated August 12, 2005 and incorporated by reference herein).

10(c)	Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative Agent, dated September 6, 2006 (filed as Exhibit 10.1 to Company’s Form 8-K dated September 6, 2006 and incorporated by reference herein).

10(d)	First Amendment to Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative Agent, dated September 18, 2006 (filed as Exhibit 10.1 to Company’s Form 8-K dated September 18, 2006 and incorporated by reference herein).

Exhibit No.	Description of Exhibit
10(e)	Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000 (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1999 and incorporated by reference herein).+

10(f)	Amendment One to Harte-Hanks, Inc. Amended and Restated Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

10(g)	Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).+

10(h)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).+

10(i)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).+

10(j)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).+

10(k)	Form of Non Qualified Stock Option Agreement for employees granted under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein).+

10(l)	Form of Non Qualified Stock Option Agreement for directors granted Under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein).+

10(m)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 6, 1997, September 24, 1997, January 7, 1998 and January 28, 1998 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).+

10(n)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 12, 1999 and January 25, 1999 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).+

Exhibit No.	Description of Exhibit
10(o)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for certain officers (filed as Exhibit 10.1.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).+

10(p)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for non-officers. (filed as Exhibit 10.1.b to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).+

10(q)	2005 Omnibus Incentive Plan (filed as Annex A to the Company’s Definitive 14A Proxy Statement filed on April 25, 2005 and incorporated by reference herein).+

10(r)	Form of 2005 Omnibus Non-Qualified Stock Option Agreement (filed as Exhibit 10(p) to the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein).+

10(s)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein). +

10(t)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein). +

10(u)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).+

10(v)	Agreement and Restated Severance Agreement between the Company and Richard Hochhauser dated as of December 15, 2000 (filed as Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein). +

10(w)	Severance Agreement between the Company and Pete Gorman (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

10(x)	Form Severance Agreement between the Company and Senior Vice Presidents of the Company (filed as Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

10(y)	Form Severance Agreement between the Company and Vice Presidents of the Company (filed as Exhibit 10.1 on the Company’s Form 8-K dated June 13, 2005 and incorporated by reference herein). +

Exhibit No.	Description of Exhibit
10(z)	Agreement between Harte-Hanks, Inc. and Larry Franklin regarding role of Chairman of the Board of Directors of Harte-Hanks, Inc. dated as of April 1, 2002 (filed as Exhibit 10(m) to the Company’s Form 10-Q for the three months ended March 31, 2002 and incorporated by reference herein).+

10(a1)	Severance Agreement between Harte-Hanks, Inc. and Larry Franklin, dated as of December 15, 2000 (filed as Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

10(a2)	Form of Non-Compete Agreement signed by certain officers and certain employees of the Company (filed as Exhibit 10.4 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).+

14	Code of Ethics (filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein).

*21	Subsidiaries of the Company

*23	Consent of KPMG LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte-Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE-HANKS, INC.

By:	/s/ Richard Hochhauser
Richard Hochhauser
President and Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Hochhauser	/s/ Dean Blythe
Richard Hochhauser	Dean Blythe
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: March 1, 2007	Date: March 1, 2007

/s/ Jessica Huff	/s/ William F. Farley
Jessica Huff	William F. Farley, Director
Vice President, Finance and Chief Accounting Officer	Date: March 1, 2007
Date: March 1, 2007

/s/ Larry Franklin	/s/ William K. Gayden
Larry Franklin, Chairman	William K. Gayden, Director
Date: March 1, 2007	Date: March 1, 2007

/s/ Houston H. Harte	/s/ Christopher M. Harte
Houston H. Harte, Vice Chairman	Christopher M. Harte, Director
Date: March 1, 2007	Date: March 1, 2007

/s/ David L. Copeland	/s/ Judy C. Odom
David L. Copeland, Director	Judy C. Odom, Director
Date: March 1, 2007	Date: March 1, 2007

Harte-Hanks, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2006

Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harte-Hanks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, as revised, Share-Based Payment, effective January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
March 1, 2007

Management’s Report on Internal Control Over Financial Reporting

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the consolidated financial statements.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we concluded that internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

March 1, 2007

/s/ Richard Hochhauser
Richard Hochhauser
President and Chief Executive Officer

/s/ Dean Blythe
Dean Blythe
Executive Vice President and
Chief Financial Officer

/s/ Jessica Huff
Jessica Huff
Vice President, Finance and
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Harte-Hanks, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Harte-Hanks, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Harte-Hanks, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
March 1, 2007

Harte-Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$38,270	$24,561
Accounts receivable (less allowance for doubtful accounts of $3,928 in 2006 and $3,832 in 2005)	189,444	184,537
Inventory	7,956	7,947
Prepaid expenses	18,207	14,783
Deferred income tax asset	17,319	14,158
Other current assets	8,779	7,718

Total current assets	279,975	253,704

Property, plant and equipment
Land	3,317	3,385
Buildings and improvements	39,427	37,483
Software	91,903	85,927
Equipment and furniture	197,616	197,671

	332,263	324,466
Less accumulated depreciation and amortization	(220,314)	(214,873)

	111,949	109,593
Software development and equipment installations in progress	4,642	3,318

Net property, plant and equipment	116,591	112,911

Intangible and other assets
Goodwill, net	545,347	502,750
Other intangible assets (less accumulated amortization of $6,826 in 2006 and $4,360 in 2005)	23,448	16,669
Other assets	3,924	3,629

Total intangible and other assets	572,719	523,048

Total assets	$969,285	$889,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$58,853	$62,978
Accrued payroll and related expenses	27,966	35,735
Customer deposits and unearned revenue	61,275	54,143
Income taxes payable	10,608	12,710
Other current liabilities	12,534	9,781

Total current liabilities	171,236	175,347

Long-term debt	205,000	62,000
Other long-term liabilities (including deferred income taxes of $65,080 in 2006 and $53,270 in 2005)	99,573	90,970

Total liabilities	475,809	328,317

Stockholders’ equity
Common stock, $1 par value, authorized: 250,000,000 shares
Issued 2006: 116,497,473; Issued 2005: 115,453,416 shares	116,497	115,453
Additional paid-in capital	295,555	269,865
Retained earnings	1,073,395	980,505
Less treasury stock, 2006: 41,282,969; 2005: 33,965,335 shares at cost	(974,625)	(782,495)
Accumulated other comprehensive loss	(17,346)	(21,982)

Total stockholders’ equity	493,476	561,346

Total liabilities and stockholders’ equity	$969,285	$889,663

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Operations

	Year Ended December 31,
In thousands, except per share amounts	2006	2005	2004
Revenues	$1,184,688	$1,134,993	$1,030,461
Operating expenses
Payroll	440,496	418,056	394,417
Production and distribution	433,592	407,512	361,298
Advertising, selling, general and administrative	90,516	88,067	80,682
Depreciation	31,566	29,918	28,169
Intangible amortization	2,466	1,427	600

Total operating expenses	998,636	944,980	865,166

Operating income	186,052	190,013	165,295
Other expenses (income)
Interest expense	6,333	1,957	1,020
Interest income	(231)	(197)	(341)
Other, net	702	1,774	1,648

	6,804	3,534	2,327

Income before income taxes	179,248	186,479	162,968
Income tax expense	67,456	72,021	65,400

Net income	$111,792	$114,458	$97,568

Basic earnings per common share	$1.41	$1.37	$1.13

Weighted-average common shares outstanding	79,049	83,734	86,169

Diluted earnings per common share	$1.39	$1.34	$1.11

Weighted-average common and common equivalent shares outstanding	80,646	85,406	87,806

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2006	2005	2004
Cash Flows from Operating Activities
Net income	$111,792	$114,458	$97,568
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	31,566	29,918	28,169
Intangible amortization	2,466	1,427	600
Stock-based compensation	7,434	161	101
Excess tax benefits from stock-based compensation	(2,950)	–	–
Deferred income taxes	6,716	6,555	6,963
Other, net	1,577	459	534
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable, net	(460)	(14,250)	(14,215)
Decrease (increase) in inventory	23	(1,083)	(873)
(Increase) decrease in prepaid expenses and other current assets	(4,180)	829	(3,233)
Increase in accounts payable	1,916	6,171	7,442
(Decrease) increase in other accrued expenses and other liabilities	(4,750)	(4,938)	26,232
Other, net	(4,779)	5,707	4,029

Net cash provided by operating activities	146,371	145,414	153,317

Cash Flows from Investing Activities
Acquisitions	(53,931)	(63,274)	(29,705)
Purchases of property, plant and equipment	(33,708)	(28,215)	(35,146)
Proceeds from the sale of property, plant and equipment	877	165	268

Net cash used in investing activities	(86,762)	(91,324)	(64,583)

Cash Flows from Financing Activities
Long-term borrowings	342,000	112,000	55,000
Payments on debt	(199,000)	(60,000)	(50,000)
Issuance of common stock	12,546	10,397	12,287
Excess tax benefits from stock-based compensation	2,950	–	–
Issuance of treasury stock	190	183	165
Purchase of treasury stock	(186,003)	(114,213)	(85,738)
Dividends paid	(18,902)	(16,703)	(13,792)

Net cash used in financing activities	(46,219)	(68,336)	(82,078)

Effect of exchange rate changes on cash and cash equivalents	319	–	–

Net increase (decrease) in cash and cash equivalents	13,709	(14,246)	6,656
Cash and cash equivalents at beginning of year	24,561	38,807	32,151

Cash and cash equivalents at end of year	$38,270	$24,561	$38,807

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity and Comprehensive Income

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2003	$113,281	$235,996	$798,974	$(573,863)	$(18,790)	$555,598

Common stock issued — employee benefit plans	175	3,347	–	–	–	3,522
Exercise of stock options for cash and by surrender of shares	1,049	10,345	–	(4,334)	–	7,060
Tax benefit of options exercised	–	3,818	–	–	–	3,818
Dividends paid ($0.16 per share)	–	–	(13,792)	–	–	(13,792)
Treasury stock issued	–	9	–	156	–	165
Treasury stock repurchased	–	–	–	(85,738)	–	(85,738)
Comprehensive income, net of tax:
Net income	–	–	97,568	–	–	97,568
Adjustment for minimum pension liability (net of tax expense of $1,519)	–	–	–	–	2,322	2,322
Foreign currency translation adjustment	–	–	–	–	1,276	1,276

Total comprehensive income						101,166

Balance at December 31, 2004	$114,505	$253,515	$882,750	$(663,779)	$(15,192)	$571,799

Common stock issued — employee benefit plans	174	3,874	–	–	–	4,048
Exercise of stock options for cash and by surrender of shares	774	7,311	–	(4,654)	–	3,431
Tax benefit of options exercised	–	5,133	–	–	–	5,133
Dividends paid ($0.20 per share)	–	–	(16,703)	–	–	(16,703)
Treasury stock issued	–	32	–	151	–	183
Treasury stock repurchased	–	–	–	(114,213)	–	(114,213)
Comprehensive income, net of tax:
Net income	–	–	114,458	–	–	114,458
Adjustment for minimum pension liability (net of tax benefit of $3,567)	–	–	–	–	(5,450)	(5,450)
Foreign currency translation adjustment	–	–	–	–	(1,340)	(1,340)

Total comprehensive income						107,668

Balance at December 31, 2005	$115,453	$269,865	$980,505	$(782,495)	$(21,982)	$561,346

Common stock issued — employee benefit plans	201	4,277	–	–	–	4,478
Exercise of stock options for cash and by surrender of shares	843	9,679	–	(6,293)	–	4,229
Tax benefit of options exercised	–	3,769	–	–	–	3,769
Stock-based compensation	–	7,941	–	–	–	7,941
Dividends paid ($0.24 per share)	–	–	(18,902)	–	–	(18,902)
Treasury stock issued	–	24	–	166	–	190
Treasury stock repurchased	–	–	–	(186,003)	–	(186,003)
Comprehensive income, net of tax:	–	–	111,792	–	–	111,792
Net income
Adjustment for minimum pension liability (net of tax expense of $16,297)	–	–	–	–	24,909	24,909
Foreign currency translation adjustment	–	–	–	–	1,290	1,290

Total comprehensive income						137,991

Adjustment to initially adopt SFAS 158 (net of tax benefit of $14,108)	–	–	–	–	(21,563)	(21,563)

Balance at December 31, 2006	$116,497	$295,555	$1,073,395	$(974,625)	$(17,346)	$493,476

See Accompanying Notes to Consolidated Financial Statements.

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

As used in this report, the terms “Harte-Hanks,” “we,” “us,” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less at the time of purchase are considered to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the minimum allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific clients’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
In thousands	2006	2005	2004
Balance at beginning of year	$3,832	$1,892	$1,240
Additions charged to expense	2,491	4,190	2,993
Amounts charged against the Allowance, net of recoveries	2,395	2,250	2,341

Balance at end of year	$3,928	$3,832	$1,892

Inventory

Inventory, consisting primarily of newsprint and operating supplies, is stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method at rates calculated to amortize the cost of the assets over their useful lives. The general ranges of estimated useful lives are:

Buildings and improvements	10 to 40 years
Equipment and furniture	3 to 20 years
Software	3 to 10 years

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), long-lived assets such as property, plant, and equipment, are reviewed from impairment whenever events or changes in circumstances indicate that the carrying amount of an asset not be recoverable. We recorded an impairment loss of $0.5 million in the third quarter of 2006 in anticipation of the sale of a Direct Marketing print operation that occurred in October 2006. We did not record an impairment on long-lived assets in 2005 or 2004.

Goodwill and Other Intangibles

Goodwill and other intangibles are recorded in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and other intangibles with indefinite useful lives are tested for impairment in the fourth quarter of each year, after the annual forecasting process for the upcoming fiscal year has been completed. Fair value has been determined using the discounted cash flow methodology. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144. We have determined that no impairment of goodwill or other intangibles existed in any of the three years ended December 31, 2006.

Income Taxes

Income taxes are calculated using the asset and liability method required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under SFAS 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income.

Earnings Per Share

Basic earnings per common share are based upon the weighted-average number of common shares outstanding. Diluted earnings per common share are based upon the weighted-average number of common shares outstanding and dilutive common stock equivalents from the assumed exercise of stock options using the treasury stock method.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, as revised, “Share-Based Payment” (SFAS 123R) under the modified-prospective transition method. SFAS 123R requires that all share-based awards be recognized as operating expense, based on their fair values on the date of grant, over the requisite service period, in the consolidated statement of operations. Prior to January 1, 2006, we accounted for share-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Accordingly, prior to January 1, 2006, no compensation expense was recognized for share-based awards granted where the exercise price was equal to the market price of the underlying stock on the date of grant.

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

Direct Marketing revenue is derived from a variety of services and products. Direct Marketing revenue from certain projects and certain services such as database build services, internet web design, market research and analytical services may be billed at hourly rates or a set price. If billed at a set price, the revenue is recognized over the contractual period, using the percentage-of-completion method by applying the cost-to-cost or units-of-delivery method in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Management estimates and judgments are used in connection with the revenue recognized in these instances. Should actual costs differ significantly from the original estimated costs, the timing of revenues and overall profitability of the contract could be impacted. Contracts accounted for under the percentage-of-completion method constituted less than 7.5% of total Direct Marketing revenue and less than 4.5% of our total revenue for the years ended December 31, 2006, 2005 and 2004.

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

As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple-element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., AICPA SOP 97-2 “Software Revenue Recognition”). If not, we apply the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The provisions of EITF 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exists. When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. This might impact the timing of revenue recognition, but would not change the total revenue recognized from the arrangement.

Shoppers services are considered rendered, and the revenue recognized, when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the United States Postal Service.

Taxes collected from customers and remitted to governmental authorities are not reflected in our revenues or expenses.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We increased our deductible for individual healthcare claims from $150,000 to $175,000 and eliminated our aggregate annual claims deductible in 2005. We have a $250,000 deductible for automobile and general liability claims. Our deductible for workers’ compensation decreased from $1.0 million to $500,000 in 2003. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the "Advertising, selling, general and administrative" line of our Consolidated Statement of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Payroll” line of our Consolidated Statement of Operations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement only if that position meets the more-likely-than-not recognition threshold. FIN 48 will be effective for us beginning January 1, 2007 and while we are in the process of assessing the impact, at this point we do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us beginning January 1, 2008 and we are in the process of assessing the impact of adopting this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), an amendment of FASB Statements No. 87 (SFAS 87), 88 (SFAS 88), 106 (SFAS 106), and 132R (SFAS 132R) and other related accounting literature. SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end balance sheet with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. As of result of the adoption of SFAS 158 as of December 31, 2006, we have recorded a noncurrent liability, representing the combined underfunded status of our pension plans, of $18.2 million dollars on our consolidated balance sheet.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by us after November 15, 2006. The adoption of SAB 108 in 2006 did not have any impact on our consolidated financial statements.

Note B – Acquisitions

We made several acquisitions in 2006, 2005 and 2004.

In September 2006, we acquired AberdeenGroup, Inc., a provider of technology market research, intelligence, and demand generation services located in Boston, Massachusetts. AberdeenGroup offers market information and services through research channels, and prepares reports based on primary research and benchmarking data from more than 25,000 companies. We see the acquisition providing synergy opportunities with our CI Technology Database, which now tracks technology infrastructure, business profiles and technology purchase plans at 680,000 locations in North America, South America and Europe – expanding their base globally for research. The results of AberdeenGroup's reports on current marketplace experiences and trends are used to generate qualified leads by its clients, and we believe this intelligence will assist our clients in their own marketing efforts. Goodwill of $34.1 million, intangible assets not subject to amortization of $5.0 million, and intangible assets subject to amortization of $3.3 million have been preliminarily recognized in this transaction and assigned to the Direct Marketing segment. We are in the process of obtaining third-party valuations of certain intangible assets and the final allocation of the purchase price is subject to refinement.

In July 2006, we acquired Global Address, a provider of global postal address data quality software and services incorporating standards for more than 230 nations and territories worldwide. Global Address, located in Bristol, UK, and with additional operations in Mountain View, CA, focuses on international address data, and has provided key components of Harte-Hanks Global Data Management, a data services offering of the company. We plan to integrate elements of Global Address into our existing international offerings, among them Global Data Management and our Trillium Software data quality solutions, while continuing to support stand-alone Global Address products and services in the marketplace. The total amount of goodwill recognized in this transaction was $8.1 million and was assigned to the Direct Marketing segment. No intangible assets were recognized in this transaction.

In June 2006, we acquired StepDot Software GmbH of Germany and integrated it into our Trillium Software operations. Based in Böblingen, Germany, StepDot was a value-added reseller specializing in data quality and integration solutions for Harte-Hanks since 2002. The acquisition provides us with a more strategic presence in Central Europe and Germany. The total amount of goodwill recognized in this transaction was $0.4 million and was assigned to the Direct Marketing segment. No intangible assets were recognized in this transaction.

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

In April 2005, we acquired substantially all of the assets of Flyer Printing Company, Inc. related to The Flyer, located in Tampa, Florida. The Flyer is a weekly shopper publication delivered by mail with circulation at the time of the acquisition of 955,000 in the Tampa, Florida metropolitan area. The total amount of goodwill recognized in this transaction was $41.6 million. Intangible assets recognized in this transaction that are subject to amortization, relating to client relationships and non-compete agreements, totaled $8.3 million. Intangible assets recognized in this transaction that are not subject to amortization, relating to trademarks and trade names, totaled $7.6 million. All goodwill and intangibles recognized as part of this acquisition were assigned to the Shoppers segment.

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

The total cost of acquisitions in 2006, 2005 and 2004 was $53.9 million, $63.3 and $29.7 million, respectively, and all were paid in cash. The operating results of these acquisitions have been included in the accompanying Consolidated Financial Statements from the date of the acquisitions. We have not disclosed proforma amounts including the operating results of prior years’ acquisitions as they are not considered material.

Note C – Long-Term Debt

Cash payments for interest were $6.1 million, $1.7 million, and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

	December 31,
In thousands	2006	2005
Revolving loan commitment, various interest rates based on Eurodollar (effective rate of 5.67% at December 31, 2006), due August 12, 2010	$10,000	$62,000
Term loan, various interest rates based on Eurodollar (effective rate of 5.67% at December 31, 2006), due September 6, 2011	195,000	–

	$205,000	$62,000

Credit Facilities

On August 12, 2005, we entered into a five-year $125 million revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility allows us to obtain revolving credit loans and provides for the issuance of letters of credit. For each borrowing under the Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in the Five-Year Credit Agreement) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in the Five-Year Credit Agreement) ratio then in effect, and ranges from ..315% to .6%. There is a facility fee that we are also required to pay under the Credit Facility that is based on a rate applied to the total commitment amount under the Credit Facility, regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. In addition, we will also be charged a letter of credit fee with respect to any outstanding letters of credit issued under this credit facility. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of .125% per annum to the average daily undrawn amount of the outstanding letters of credit.

On September 6, 2006, we entered into a term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as Administrative Agent. The Term Loan Facility originally provided for a commitment of up to $200 million which we were able draw upon at anytime until September 6, 2007 (the “Drawdown Period”). In the fourth quarter of 2006 we paid down $5 million of principal on the Term Loan Facility, reducing the total commitment to $195 million. On December 31, 2007 we will begin making quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amounts
1 – 8	2.50% each
9 – 12	3.75% each
13 – 15	5.00% each
Maturity Date	Remaining Principal Balance

The Term Loan Facility matures on September 6, 2011. For each borrowing under the Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the Term Loan Agreement) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the Term Loan Agreement) then in effect, and ranges from .315% to .6% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the Term Loan Facility that is based on a facility fee rate. During the Drawdown Period, the facility rate is applied to the total commitment amount under the Term Loan Facility, regardless of how much of that commitment we have actually drawn upon. After the Drawdown period, the facility rate is applied to the outstanding principal balance owed under the Term Loan Facility. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the Term Loan Facility at any time without incurring any prepayment penalties. Once an amount has been prepaid, it may not be reborrowed.

The future minimum principal payments related to our debt at December 31, 2006 are as follows:

In thousands
2007	$–
2008	–
2009	–
2010	88,000
2011	117,000

$205,000

As we have capacity under our Credit Facility and the intent to fund the required quarterly principal payments under the Term Loan through June of 2010, we have classified our entire debt balance at December 31, 2006 as long-term.

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

The Credit Facility and the Term Loan Facility each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The Credit Facility and the Term Loan Facility each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of December 31, 2006, we were in compliance with all of the covenants of our credit facilities.

The credit facilities do not contain any cross-default provisions.

Note D – Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2006	2005	2004
Current
Federal	$49,958	$56,593	$47,081
State and local	10,349	8,609	10,539
Foreign	433	264	818

Total current	$60,740	$65,466	$58,438

Deferred
Federal	$5,487	$5,130	$7,498
State and local	891	471	801
Foreign	338	954	(1,337)

Total deferred	$6,716	$6,555	$6,962

Total income tax expense	$67,456	$72,021	$65,400

The United States and foreign components of income before income taxes were as follows:

	Year Ended December 31,
In thousands	2006	2005	2004
United States	$176,777	$183,393	$165,124
Foreign	2,471	3,086	(2,156)

Total income before income taxes	$179,248	$186,479	$162,968

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2006		2005		2004
Computed expected income tax expense	$62,737	35%	$65,269	35%	$57,039	35%
Net effect of state income taxes	7,306	4%	5,960	3%	7,371	5%
Production activities deduction	(1,940)	-1%	–	0%	–	0%
Change in the beginning of the year balance of the valuation allowance	(276)	0%	(58)	0%	39	0%
Other, net	(371)	0%	850	1%	951	1%

Income tax expense for the period	$67,456	38%	$72,021	39%	$65,400	40%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2006	2005	2004
Results of operations	$67,456	$72,021	$65,400
Stockholders’ equity	(1,580)	(8,700)	(2,299)

Total	$65,876	$63,321	$63,101

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2006	2005
Deferred tax assets
Deferred compensation and retirement plan	$10,158	$13,737
Accrued expenses not deductible until paid	6,193	5,527
Employee stock-based compensation	2,622	–
Accounts receivable, net	1,306	1,300
Other, net	111	219
State income tax	1,321	2,772
Federal net operating loss carryforwards	2,303	–
Foreign net operating loss carryforwards	1,672	1,185
State net operating loss carryforwards	821	251
Capital loss carryforward	–	492

Total gross deferred tax assets	26,507	25,483
Less valuation allowance	(1,128)	(743)

Net deferred tax assets	25,379	24,740

Deferred tax liabilities
Property, plant and equipment	(13,762)	(16,051)
Goodwill and other intangibles	(59,377)	(47,802)

Total gross deferred tax liabilities	(73,139)	(63,853)

Net deferred tax liabilities	$(47,760)	$(39,113)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2006 and 2005.

Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. There are approximately $8.1 million and $10.6 million of deferred tax assets related to non-current items that are netted with long-term deferred tax liabilities at December 31, 2006 and 2005, respectively.

The adoption of SFAS 123R in January 2006 required the recognition of a deferred tax asset for the future exercise and issuance of stock-based compensation grants. As a result of the adoption of SFAS 123R we recorded $2.6 million in deferred tax assets in 2006.

As of December 31, 2006 we had net operating loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2007. At December 31, 2005 we also had a capital loss carryforward, a portion of which expired in 2006.

The valuation allowance for deferred tax assets as of January 1, 2005, was $1.2 million. The valuation allowance at December 31, 2006 relates to foreign and state net operating loss carryforwards which are not expected to be realized. The valuation allowance at December 31, 2005 related to federal capital loss and state net operating loss carryforwards which are not expected to be realized.

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

Cash payments for income taxes were $59.1 million, $64.9 million and $50.1 million in 2006, 2005 and 2004, respectively.

Note E – Goodwill and Other Intangibles

Goodwill and other intangibles are recorded in accordance with SFAS 141. Goodwill is recorded to the extent that the purchase price exceeds the fair value of the assets acquired. Prior to the adoption of SFAS 142 on January 1, 2002, goodwill and other intangibles were being amortized on a straight-line basis over various periods. Beginning January 1, 2002, goodwill and other intangible assets with indefinite useful lives are no longer being amortized, but instead are tested for impairment as discussed below. Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives.

We assess the impairment of goodwill and other intangibles with indefinite lives in accordance with SFAS 142, by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit. We have identified our reporting units as Direct Marketing and Shoppers. Fair value is determined using projected discounted future cash flows and cash flow multiple models, based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill and other intangibles with indefinite lives by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill and other intangibles with indefinite lives exceeds its implied fair value, an impairment loss is recorded.

Both the Direct Marketing and Shoppers segments are tested for impairment in the fourth quarter of each year, after the annual forecasting process for the upcoming fiscal year has been completed. Based on the results of our impairment test, we have not recorded an impairment loss related to goodwill or other intangibles with indefinite useful lives in any of the three years ended December 31, 2006.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2004	$332,240	$125,931	$458,171

Additional purchase consideration	3,023	41,556	44,579

Balance at December 31, 2005	$335,263	$167,487	$502,750

Additional purchase consideration	42,597	–	42,597

Balance at December 31, 2006	$377,860	$167,487	$545,347

Other intangibles with indefinite useful lives all relate to trademarks and trade names associated with the Tampa Flyer acquisition in April 2005 and the Aberdeen acquisition in September 2006, and were recorded at fair value in accordance with SFAS 141.

The changes in the carrying amount of other intangibles with indefinite lives for the years ended December 31, 2006 and 2005, are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2004	$–	$–	$–

Additional purchase consideration	–	7,600	7,600

Balance at December 31, 2005	$–	$7,600	$7,600

Additional purchase consideration	5,000	–	5,000

Balance at December 31, 2006	$5,000	$7,600	$12,600

Other intangibles with definite useful lives are recorded on the basis of cost in accordance with SFAS 141. Pursuant to SFAS 142, intangible assets with definite useful lives are amortized on a straight-line basis over their respective estimated useful lives, typically a period of 5 to 10 years, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset my not be recoverable. We have not recorded an impairment loss related to other intangibles with definite useful lives in any of the three years ended December 31, 2006.

At December 31, 2006 the balance of other intangibles with definite useful lives was $10.8 million, net of $6.8 million of accumulated amortization and related to contact databases, client relationships and non-compete agreements. At December 31, 2005 the balance of other intangibles with definite useful lives was $9.1 million, net of $4.4 million of accumulated amortization. Amortization expense related to other intangibles with definite useful lives was $2.5 million, $1.4 million and $0.6 million for each of the years ended December 31, 2006, 2005 and 2004, respectively. Expected amortization expense for the next five years is as follows:

In thousands
2007	$3,210
2008	2,142
2009	1,727
2010	923
2011	$714

The changes in the carrying amount of other intangibles with definite useful lives for the years ended December 31, 2006 and 2005, are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2004	$2,067	$–	$2,067

Additional purchase consideration	100	8,329	8,429
Amortization expense	(620)	(807)	(1,427)

Balance at December 31, 2005	$1,547	$7,522	$9,069

Additional purchase consideration	4,244	–	4,244
Amortization expense	(1,303)	(1,162)	(2,465)

Balance at December 31, 2006	$4,488	$6,360	$10,848

Note F – Employee Benefit Plans

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

In September 2006, the FASB issued SFAS 158, which amends SFAS 87, SFAS 88, SFAS 106 and SFAS 132R and other related accounting literature. SFAS 158 requires an employer to recognize the overfunded or underfunded status defined benefit postretirement plans as an asset or liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end balance sheet with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. We adopted the funded status recognition and related disclosure requirements of SFAS 158 as of December 31, 2006, and we currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end consolidated balance sheets.

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$126,567	$113,532
Service cost	762	738
Interest cost	7,320	7,024
Actuarial (gain) loss	(2,135)	10,106
Benefits paid	(5,949)	(4,833)

Benefit obligation at end of year	$126,565	$126,567

Change in plan assets
Fair value of plan assets at beginning of year	$96,612	$95,438
Actual return on plan assets	12,248	5,956
Contributions	5,432	51
Benefits paid	(5,949)	(4,833)

Fair value of plan assets at end of year	$108,343	$96,612

Funded status at end of year	$(18,222)	$(29,955)

Unrecognized actuarial loss	–	44,656
Unrecognized prior service cost	–	365

Net amount recognized	$(18,222)	$15,066

The effect of applying SFAS 158 on individual lines in the Consolidated Balance Sheets as of December 31, 2006 was as follows:

In thousands	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other assets	$35,337	$(31,413)	$3,924
Total assets	1,000,698	(31,413)	969,285
Deferred income taxes	(79,188)	14,108	(65,080)
Other long-term liabilities	(30,235)	(4,258)	(34,493)
Total liabilities	(485,659)	9,850	(475,809)
Accumulated other comprehensive loss (pension-related)	336	21,563	21,899
Total stockholders’ equity	(515,039)	21,563	(493,476)
Total liabilities and stockholders’ equity	$(1,000,698)	$31,413	$(969,285)

The following amounts have been recognized in the Consolidated Balance Sheets:

	December 31,
In thousands	2006	2005
Noncurrent assets	$–	$667
Noncurrent liabilities	(18,222)	(27,363)

	$(18,222)	$(26,696)

The following amounts have been recognized in accumulated other comprehensive loss:

	December 31,
In thousands	2006	2005
Net loss	$21,715	$–
Prior service cost	184	–
Additional minimum pension liability	–	25,245

	$21,899	$25,245

We are not required to make and do not intend to make a contribution to either pension plan in 2007 other than to the extent needed to cover benefit payments related to the unfunded plan.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
In thousands	2006	2005
Projected benefit obligation	$126,565	$126,567
Accumulated benefit obligation	122,307	123,975
Fair value of plan assets	$108,343	$96,612

The non-qualified, unfunded pension plan had an accumulated benefit obligation of $14.4 million and $14.2 million at December 31, 2006 and 2005, respectively.

Components of net periodic benefit:

	Year Ended December 31,
In thousands	2006	2005	2004
Net Period Benefit Cost
Service cost	$762	$738	$561
Interest cost	7,320	7,024	6,568
Expected return on plan assets	(8,258)	(7,917)	(7,396)
Amortization of prior service cost	61	61	64
Recognized actuarial loss	2,609	2,473	2,060

Net periodic benefit cost	$2,494	$2,379	$1,857

The estimated net loss and prior service cost obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $2,037k and $61k, respectively

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.00%	6.00%	6.25%

Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

	December 31,
	2005	2006
Weighted-average assumptions used to determine benefit obligations
Discount rate	6.00%	5.75%

Rate of compensation increase	4.00%	4.00%

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

The funded pension plan assets as of December 31, 2006 and 2005, by asset category are as follows:

	December 31,
In thousands	2006	%	2005	%
Equity securities	$87,974	81%	$73,735	76%
Debt securities	20,369	19%	21,149	22%
Other	–	0%	1,728	2%

Total plan assets	$108,343	100%	$96,612	100%

The expected future pension benefit payments as of December 31, 2006 are as follows:

In thousands
2007	$5,402
2008	5,757
2009	6,145
2010	6,869
2011	7,048
2012 - 2016	41,866

$73,087

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

Prior to January 1, 1999, we also sponsored several 401(k) plans to provide employees with additional income upon retirement. We generally matched a portion of employees’ voluntary before-tax contributions. Employees were fully vested in their own contributions and generally vested in matching contributions upon three years of service. Effective January 1, 1999, changes were made that combined all 401(k) plans and allowed for immediate vesting of enhanced matching contributions. Total 401(k) expense recognized in 2006, 2005 and 2004 was $7.0 million, $6.6 million and $6.3 million, respectively.

Note G – Stockholders’ Equity

In January 2007, we announced an increase in the regular quarterly dividend from 6.0 cents per share to 7.0 cents per share, payable March 15, 2007 to holders of record on March 1, 2007.

During 2006 we repurchased 7.1 million shares of our common stock for $186.0 million under our stock repurchase program. As of December 31, 2006 we have repurchased 50.6 million shares since the beginning of the stock repurchase program in January 1997. In November 2006 our Board of Directors authorized an additional 6 million shares under our stock repurchase program. Under this program, we had authorization to repurchase approximately 5.3 million additional shares at December 31, 2006.

During 2006 we received 0.2 million shares of our common stock, with an estimated market value of $6.3 million, in connection with stock option exercises. Since January 1997 we have received 1.8 million shares in exchange for proceeds related to stock option exercises.

In 2006 we purchased 700,000 shares of our common stock from Mr. Houston H. Harte, a member of our Board of Directors. Details of these purchases are as follows:

Purchase Date	Shares	Purchase Price	Closing Price
February 21, 2006	300,000	$28.39	$28.59
August 3, 2006	100,000	$25.02	$25.02
August 30, 2006	100,000	$26.59	$26.59
September 6, 2006	100,000	$26.41	$26.41
November 10, 2006	100,000	$26.40	$26.40

Note H – Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires that all share-based awards be recognized as operating expense, based on their fair values on the date of grant, over the requisite service period, in the consolidated statement of operations. Prior to January 1, 2006, we accounted for share-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Accordingly, prior to January 1, 2006, no compensation expense was recognized for share-based awards granted where the exercise price was equal to the market price of the underlying stock on the date of grant.

We have elected to adopt SFAS 123R under the modified-prospective transition method and we have not restated prior periods in the consolidated financial statements. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes:

1.	Compensation expense for all stock options granted prior to, but not vested as of, January 1, 2006, based on the fair value estimated at grant date in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”;

2.	Compensation expense for all stock options granted subsequent to December 31, 2005, based on fair value estimated at the grant date in accordance with SFAS 123R;

3.	Compensation expense for all nonvested share awards in accordance with SFAS 123R;

4.	Compensation expense for all performance stock unit awards in accordance with SFAS 123R; and

5.	Compensation expense for the 15% discount from market value for shares purchased under our Employee Stock Purchase Plan.

We estimated forfeitures in calculating stock-based compensation expense for both the stock-based awards granted prior to, but not vested as of January 1, 2006, as well as stock-based awards granted subsequent to January 1, 2006.

Compensation expense for stock-based awards is recognized in the Payroll line of the Consolidated Statement of Operations. For the years ended December 31, 2006 and December 31, 2005, we recorded total stock-based compensation expense of $7.4 million ($4.6 million, net of tax) and $0.2 million ($0.1 million, net of tax), respectively. Included in this total stock-based compensation expense is incremental expense for stock-based compensation, as a result of the adoption of SFAS 123R, of $7.4 million ($4.6 million, net of tax) for the year ended December 31, 2006. For periods prior to the adoption of SFAS 123R, we followed APB No. 25 and recorded stock-based compensation expense only for stock options granted where the exercise price was less than the market price of the underlying stock on the date of grant.

We are required to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption of SFAS 123R. For the year ended December 31, 2006, the adoption of SFAS 123R resulted in the recognition of $3.0 million as a financing cash inflow and an operating cash outflow.

Had stock-based compensation been determined and recognized based on the fair value at grant date for awards since January 1, 1995, consistent with the provisions of SFAS 123 as originally issued, our 2005 and 2004 net income and diluted earnings per share would have been reduced to the pro-forma amounts indicated below:

	Year Ended December 31,
In thousands, except per share amounts	2005	2004
Net income — as reported	$114,458	$97,568
Stock-based employee compensation expense, included in reported net income, net of related tax effects	99	61
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,291)	(3,798)

Net income — pro forma	$110,266	93,831

Basic earnings per share — as reported	$1.37	$1.13
Basic earnings per share – pro forma	$1.32	$1.09
Diluted earnings per share — as reported	$1.34	$1.11
Diluted earnings per share — pro forma	$1.29	$1.07

In November 2005, the FASB issued Staff Position SFAS 123R-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards”. This staff position requires an entity to follow either the transition guidance for the additional paid-in capital pool as described in SFAS 123R, or the alternative transition method as described in this staff position. An entity that adopts SFAS 123R using the modified prospective application may make a one-time election to adopt the transition method described in this staff position. We have elected to adopt the transition method described in this staff position.

In May 2005 we adopted the 2005 Omnibus Incentive Plan (2005 Plan), a shareholder approved plan, pursuant to which we may issue to directors, officers and key employees up to 4,570,000 equity securities. Under the 2005 Plan we have awarded stock options, nonvested shares and performance stock units. The 2005 Plan replaced the 1991 Stock Option Plan (1991 Plan), a shareholder approved plan, pursuant to which we issued stock options to officers and key employees. No additional options will be granted under the 1991 Plan. As of December 31, 2006, there were 3,615,499 shares available for grant under the 2005 Plan.

Stock Options

Under the 2005 Plan, all options have been granted at exercise prices equal to the market price of the common stock on the grant date (2005 Plan market price options). All 2005 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of December 31, 2006, 2005 Plan market price options to purchase 819,375 shares were outstanding with exercise prices ranging from $25.76 to $28.85 per share. There were no exercisable 2005 Plan market price options at December 31, 2006.

Under the 1991 Plan, options were granted at exercise prices equal to the market price of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market price of the common stock (1991 Plan performance options). 1991 Plan market price options granted prior to January 1998 became exercisable after the fifth anniversary of their date of grant and expire on the tenth anniversary of their date of grant. Beginning January 1998, 1991 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of December 31, 2006, 1991 Plan market price options to purchase 6,286,996 shares were outstanding with exercise prices ranging from $8.58 to $26.55 per share.

At December 31, 2006, 1991 Plan performance options to purchase 45,600 shares were outstanding with exercise prices ranging from $0.67 to $1.33 per share. No 1991 Plan performance options have been granted since January 1999. The 1991 Plan performance options became exercisable in whole or in part after three years, and the extent to which they became exercisable at that time depended upon the extent to which we achieved certain goals established at the time the options were granted. In December 2005 the remaining unvested 1991 Plan performance options were amended to comply with Section 409A of the Internal Revenue Code of 1986, as amended. Under this option amendment, these unvested 1991 Plan performance options will only be exercisable on the business day following the vesting date of each option.

The following summarizes all stock option activity during 2006, 2005 and 2004:

	Number of Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at December 31, 2003	7,377,984	$14.21

Granted	1,269,750	22.46
Exercised	(1,051,038)	10.68		$14,047
Cancelled	(368,011)	17.35

Options outstanding at December 31, 2004	7,228,685	$16.01

Granted	1,220,050	25.88
Exercised	(773,890)	9.98		$13,329
Cancelled	(246,661)	21.82

Options outstanding at December 31, 2005	7,428,184	$18.07

Granted	808,875	25.92
Exercised	(846,652)	12.00		$12,754
Cancelled	(238,436)	25.12

Options outstanding at December 31, 2006	7,151,971	$19.44	5.51	$59,157

Exercisable at December 31, 2006	4,009,638	$16.17	3.85	$46,270

The following table summarizes information about stock options outstanding at December 31, 2006:

Range of Exercise Prices	Number Outstanding	Outstanding		Exercisable
		Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.67 – 13.38	894,920	1.86	$11.87	871,520	$12.16
$13.77 – 14.67	831,464	3.60	$14.57	831,464	$14.57
$14.75 – 16.75	894,914	3.08	$16.27	894,913	$16.27
$17.45 – 18.22	987,950	5.19	$18.12	670,589	$18.16
$18.31 – 21.23	688,125	5.78	$19.82	485,875	$19.85
$22.03 – 24.42	1,038,673	7.13	$22.41	251,527	$22.44
$25.48 – 25.63	979,050	8.07	$25.63	3,750	$25.48
$25.76 – 29.05	836,875	9.08	$26.06	–	–

	7,151,971	5.51	$19.44	4,009,638	$16.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Expected term (in years)	6.75	6.59	6.53
Expected stock price volatility	23.25%	25.64%	26.34%
Risk-free interest rate	4.45%	4.00%	3.76%
Expected dividend yield	0.89%	0.75%	0.71%

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

The weighted-average fair value of options granted during 2006, 2005 and 2004 was $8.11, $8.30 and $7.26, respectively. As of December 31, 2006, there was $12.0 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.06 years.

Nonvested Shares

In the first quarter of 2006 we granted nonvested shares for the first time since going public in 1993. In addition, in January 2006, certain officers of the Company elected to receive a portion of their 2005 bonus in the form of nonvested shares instead of cash payments. In connection with this election, the value of nonvested shares granted was equal to 125% of the value of the foregone cash payment. All nonvested shares were granted under the 2005 Plan, and vest 100% on the third anniversary of their date of grant. As of December 31, 2006, 79,423 nonvested shares were outstanding, none of which had vested.

The following summarizes all nonvested share activity during the year ended December 31, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares outstanding at December 31, 2005	—	$—

Granted	82,624	25.82
Vested	—	—
Cancelled	(3,201)	25.80

Nonvested shares outstanding at December 31, 2006	79,423	$25.82

The fair value of each nonvested share is estimated on the date of grant as the closing market price of our common stock on the date of grant. The weighted-average fair value of nonvested shares granted during 2006 was $25.82. We did not grant any nonvested shares prior to January 1, 2006. As of December 31, 2006, there was $1.1 million of total unrecognized compensation cost related to nonvested shares. This cost is expected to be recognized over a weighted average period of approximately 2.07 years.

Performance Stock Units

In the first quarter of 2006 we granted performance stock units for the first time. These performance stock units were granted under the 2005 Plan. Performance stock units are a form of share-based awards in which the number of shares ultimately issued is based on our performance against specific performance goals over a three-year period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 125%. As of December 31, 2006, 45,150 performance stock units were outstanding. As of December 31, 2006, no shares of stock associated with the performance stock units awarded have been issued.

The following summarizes all performance stock unit activity during the year ended December 31, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at December 31, 2005	—	$—

Granted	48,175	25.03
Issued	—	—
Cancelled	(3,025)	25.03

Performance stock units outstanding at December 31, 2006	45,150	$25.03

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of dividend payments anticipated to be paid by the Company over the vesting period. Annual dividends over the vesting period are estimated to range between $0.24 and $0.32 per share, with a weighted-average annual dividend of $0.28 per share. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. The weighted-average fair value of performance stock units granted during 2006 was $25.03. As of December 31, 2006, there was $0.6 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 2.07 years.

Employee Stock Purchase Plan

The 1994 Employee Stock Purchase Plan (ESPP Plan), a shareholder approved plan, provides for a total of 6,000,000 shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. During 2006, we issued 199,620 shares under our employee stock purchase plan at an average price of $22.04 per share. 2,452,483 shares were available for issuance at December 31, 2006.

Note I – Fair Value of Financial Instruments

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include revolving credit agreements, accounts receivable and trade payables.

Note J – Commitments and Contingencies

At December 31, 2006, we had letters of credit in the amount of $25.1 million. No amounts were drawn against these letters of credit at December 31, 2006. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile and general liability, and leases.

From time to time we become involved in various claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits are not expected to have a material effect on our financial condition or operations.

Note K – Leases

We lease certain real estate and equipment under various operating leases. Most of the leases contain renewal options for varying periods of time. The total rent expense applicable to operating leases was $28.2 million, $27.5 million and $27.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Step rent provisions and escalation clauses, capital improvement funding, rent holidays and other lease concessions are taken into account in computing minimum lease payments. We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2006 are as follows:

In thousands
2007	$23,259
2008	18,532
2009	14,510
2010	10,915
2011	5,002
After 2011	9,491

$81,709

Note L – Selected Quarterly Data (Unaudited)

In thousands, except per share amounts	2006 Quarter Ended				2005 Quarter Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$313,240	$294,681	$298,372	$278,395	$300,955	$281,735	$284,010	$268,293
Operating income	50,328	44,606	51,548	39,570	51,269	48,605	47,820	42,319
Net income	30,157	27,663	30,189	23,783	31,433	28,825	29,127	25,073
Basic earnings per share	$0.40	$0.35	$0.38	$0.29	$0.38	$0.34	$0.34	$0.30
Diluted earnings per share	$0.39	$0.35	$0.37	$0.29	$0.38	$0.34	$0.34	$0.29

Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share.

Note M – Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Year Ended December 31,
In thousands, except per share amounts	2006	2005	2004
Basic EPS
Net income	$111,792	$114,458	$97,568

Weighted-average common shares outstanding used in earnings per share computations	79,049	83,734	86,169

Earnings per share	$1.41	$1.37	$1.13

Diluted EPS
Net income	$111,792	$114,458	$97,568

Shares used in diluted earnings per share computations	80,646	85,406	87,806

Earnings per share	$1.39	$1.34	$1.11

Computation of Shares Used in Earnings
Per Share Computations
Average outstanding common shares	79,049	83,734	86,169
Average common equivalent shares — dilutive effect of option shares	1,597	1,672	1,637

Shares used in diluted earnings per share computations	80,646	85,406	87,806

For the purpose of calculating the shares used in the diluted EPS calculations, 1,809,000, 42,000 and 109,000 anti-dilutive market price options have been excluded from the EPS calculations for the years ended December 31, 2006, 2005 and 2004, respectively.

Note N – Business Segments

We are a worldwide direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Direct marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We believe that we have the ability to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than ten of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients.

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

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues, and is the only U.S. targeted media company that focuses on shoppers as a core business. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. As of December 31, 2006, our shoppers are zoned into 1,121 separate editions with total circulation in excess of 13.4 million in California and Florida each week. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers clients range from large national companies to local neighborhood businesses to individuals with a single item for sale. The segment’s core clients are local service businesses and small retailers. Shoppers client base is entirely domestic.

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

	Year Ended December 31,
In thousands	2006	2005	2004
Revenues
Direct Marketing	$709,728	$694,558	$641,214
Shoppers	474,960	440,435	389,247

Total revenues	$1,184,688	$1,134,993	$1,030,461

Operating income
Direct Marketing	$109,458	$108,095	$90,856
Shoppers	88,814	94,231	85,857
Corporate Activities	(12,220)	(12,313)	(11,418)

Total operating income	$186,052	$190,013	$165,295

Income before income taxes
Operating income	$186,052	$190,013	$165,295
Interest expense	(6,333)	(1,957)	(1,020)
Interest income	231	197	341
Other, net	(702)	(1,774)	(1,648)

Total income before income taxes	$179,248	$186,479	$162,968

Depreciation
Direct Marketing	$24,618	$23,721	$22,518
Shoppers	6,930	6,174	5,621
Corporate Activities	18	23	30

Total depreciation	$31,566	$29,918	$28,169

Other intangible amortization
Direct Marketing	$1,303	$620	$600
Shoppers	1,163	807	–

Total goodwill and intangible amortization	$2,466	$1,427	$600

Capital expenditures
Direct Marketing	$25,758	$18,264	$22,587
Shoppers	7,935	9,914	12,556
Corporate Activities	15	37	3

Total capital expenditures	$33,708	$28,215	$35,146

Total assets
Direct Marketing	$642,843	$567,512
Shoppers	273,656	279,241
Corporate Activities	52,786	42,910

Total assets	$969,285	$889,663

Goodwill
Direct Marketing	$377,860	$335,263
Shoppers	167,487	167,487

Total goodwill	$545,347	$502,750

Other intangible assets
Direct Marketing	$9,488	$1,547
Shoppers	13,960	15,122

Total other intangible assets	$23,448	$16,669

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2006	2005	2004
Revenues [a]
United States	$1,121,401	$1,068,981	$974,258
Other countries	63,287	66,012	56,203

Total revenues	$1,184,688	$1,134,993	$1,030,461

Long-lived net assets [b]
United States	$99,767	$101,366
Other countries	16,824	11,545

Total long-lived assets	$116,591	$112,911

a	Geographic revenues are based on the location of the client.
b	Long-lived assets are based on physical location.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001 and incorporated by reference herein).

10(a)	Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 1993 and incorporated by reference herein).

10(b)	Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., as administrative agent, dated August 12, 2005 (filed as Exhibit 10.1 to Company’s Form 8-K dated August 12, 2005 and incorporated by reference herein).

10(c)	Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative Agent, dated September 6, 2006 (filed as Exhibit 10.1 to Company’s Form 8-K dated September 6, 2006 and incorporated by reference herein).

10(d)	First Amendment to Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative Agent, dated September 18, 2006 (filed as Exhibit 10.1 to Company’s Form 8-K dated September 18, 2006 and incorporated by reference herein).

10(e)	Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000 (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1999 and incorporated by reference herein).

10(f)	Amendment One to Harte-Hanks, Inc. Amended and Restated Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10(g)	Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).

10(h)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

1

Exhibit No.	Description of Exhibit
10(i)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the nine months ended September 30, 1996 and incorporated by reference herein).

10(j)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998 and incorporated by reference herein).

10(k)	Form of Non Qualified Stock Option Agreement for employees granted under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein).+

10(l)	Form of Non Qualified Stock Option Agreement for directors granted Under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein).+

10(m)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 6, 1997, September 24, 1997, January 7, 1998 and January 28, 1998 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).

10(n)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 12, 1999 and January 25, 1999 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).

10(o)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for certain officers (filed as Exhibit 10.1.a to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).

10(p)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for non-officers. (filed as Exhibit 10.1.b to the Company’s Form 8-K dated December 15, 2005 and incorporated by reference herein).

10(q)	2005 Omnibus Incentive Plan (filed as Annex A to the Company’s Definitive 14A Proxy Statement filed on April 25, 2005 and incorporated by reference herein).

10(r)	Form of 2005 Omnibus Non-Qualified Stock Option Agreement (filed as Exhibit 10(p) to the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein).+

2

Exhibit No.	Description of Exhibit
10(s)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).

10(t)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).

10(u)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).

10(v)	Agreement and Restated Severance Agreement between the Company and Richard Hochhauser dated as of December 15, 2000 (filed as Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10(w)	Severance Agreement between the Company and Pete Gorman (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10(x)	Form Severance Agreement between the Company and Senior Vice Presidents of the Company (filed as Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

10(y)	Form Severance Agreement between the Company and Vice Presidents of the Company (filed as Exhibit 10.1 on the Company’s Form 8-K dated June 13, 2005 and incorporated by reference herein).

10(z)	Agreement between Harte-Hanks, Inc. and Larry Franklin regarding role of Chairman of the Board of Directors of Harte-Hanks, Inc. dated as of April 1, 2002 (filed as Exhibit 10(m) to the Company’s Form 10-Q for the three months ended March 31, 2002 and incorporated by reference herein).

10(a1)	Severance Agreement between Harte-Hanks, Inc. and Larry Franklin, dated as of December 15, 2000 (filed as Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).+

10(a2)	Form of Non-Compete Agreement signed by certain officers and certain employees of the Company (filed as Exhibit 10.4 to the Company’s Form 8-K dated January 25, 2006 and incorporated by reference herein).

14	Code of Ethics (filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein).

*21	Subsidiaries of the Company

3

Exhibit No.	Description of Exhibit
*23	Consent of KPMG LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

4