Form 10-Q
period 2007-03-31
HARTE HANKS INC
filed 2007-05-10
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Registrant's telephone number including area code – 210/829-9000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value per share, 73,313,231 shares as of April 30, 2007.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2007

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	(Unaudited) March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$46,222	$38,270
Accounts receivable (less allowance for doubtful accounts of $3,350 and $3,928 at March 31, 2007 and December 31, 2006, respectively)	174,502	189,444
Inventory	7,378	7,956
Prepaid expenses	18,065	18,207
Current deferred income tax asset	14,318	17,319
Other current assets	10,483	8,779

Total current assets	270,968	279,975

Property, plant and equipment (less accumulated depreciation of $223,163 and $220,314 at March 31, 2007 and December 31, 2006, respectively	115,369	116,591
Goodwill, net	544,809	545,347
Other intangible assets (less accumulated amortization of $7,856 and $6,826 at March 31, 2007 and December 31, 2006, respectively)	23,418	23,448
Other assets	3,793	3,924

Total assets	$958,357	$969,285

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	52,711	58,853
Accrued payroll and related expenses	20,890	27,966
Customer deposits and unearned revenue	66,479	61,275
Income taxes payable	18,323	10,608
Other current liabilities	9,314	12,534

Total current liabilities	167,718	171,236

Long-term debt	207,000	205,000
Other long-term liabilities	97,669	99,573

Total liabilities	472,387	475,809

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 116,894,641 and 116,497,473 shares issued at March 31, 2007 and December 31, 2006, respectively	116,895	116,497
Additional paid-in capital	305,358	295,555
Retained earnings	1,088,509	1,073,395
Less treasury stock: 42,489,228 and 41,282,969 shares at cost at March 31, 2007 and December 31, 2006, respectively	(1,007,574)	(974,625)
Accumulated other comprehensive loss	(17,218)	(17,346)

Total stockholders’ equity	485,970	493,476

Total liabilities and stockholders’ equity	$958,357	$969,285

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating revenues	$283,028	$278,395

Operating expenses
Labor	117,156	107,919
Production and distribution	100,016	101,851
Advertising, selling, general and administrative	20,390	21,238
Depreciation and amortization	8,321	7,455
Intangible amortization	1,030	362

Total operating expenses	246,913	238,825

Operating income	36,115	39,570

Other expenses (income)
Interest expense	2,994	855
Interest income	(176)	(26)
Other, net	120	264

	2,938	1,093

Income before income taxes	33,177	38,477
Income tax expense	12,850	14,694

Net income	$20,327	$23,783

Basic earnings per common share	$0.27	$0.29

Weighted-average common shares outstanding	74,715	81,322

Diluted earnings per common share	$0.27	$0.29

Weighted-average common and common equivalent shares outstanding	76,264	83,028

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$20,327	$23,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,321	7,455
Intangible amortization	1,030	362
Stock-based compensation	1,662	1,764
Excess tax benefits from stock-based compensation	(1,400)	(1,946)
Deferred income taxes	856	758
Other, net	22	23
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	14,942	16,115
Decrease (increase) in inventory	578	(1,219)
Increase in prepaid expenses and other current assets	(1,562)	(5,964)
Decrease in accounts payable	(6,123)	(5,712)
Increase (decrease) in other accrued expenses and other current liabilities	4,550	(1,529)
Other, net	(3)	866

Net cash provided by operating activities	43,200	34,756

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—
Purchases of property, plant and equipment	(6,963)	(10,442)
Proceeds from sale of property, plant and equipment	44	45

Net cash used in investing activities	(6,919)	(10,397)

Cash Flows from Financing Activities
Long-term borrowings	12,000	38,000
Repayment of long-term borrowings	(10,000)	(50,000)
Issuance of common stock	6,309	6,115
Purchase of treasury stock	(32,911)	(22,938)
Issuance of treasury stock	36	44
Excess tax benefits from stock-based compensation	1,400	1,946
Dividends paid	(5,213)	(4,758)

Net cash used in financing activities	(28,379)	(31,591)

Effect of exchange rate changes on cash and cash equivalents	50	25
Net increase (decrease) in cash and cash equivalents	7,952	(7,207)
Cash and cash equivalents at beginning of year	38,270	24,561

Cash and cash equivalents at end of period	$46,222	$17,354

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2007 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2005	$115,453	$269,865	$980,505	$(782,495)	$(21,982)	$561,346
Common stock issued- employee benefit plans	201	4,277	—	—	—	4,478
Exercise of stock options for cash and by surrender of shares	843	9,679	—	(6,293)	—	4,229
Tax benefit of options exercised	—	3,769	—	—	—	3,769
Stock-based compensation	—	7,941	—	—	—	7,941
Dividends paid ($0.24 per share)	—	—	(18,902)	—	—	(18,902)
Treasury stock repurchased	—	—	—	(186,003)	—	(186,003)
Treasury stock issued	—	24	—	166	—	190
Comprehensive income, net of tax:
Net income	—	—	111,792	—	—	111,792
Adjustment for minimum pension liability (net of tax expense of $16,297)	—	—	—	—	24,909	24,909
Foreign currency translation	—	—	—	—	1,290	1,290
Total comprehensive income						137,991
Adjustment to initially adopt SFAS 158 (net of tax benefit of $14,108)	—	—	—	—	(21,563)	(21,563)

Balance at December 31, 2006	$116,497	$295,555	$1,073,395	$(974,625)	$(17,346)	$493,476
Common stock issued- employee benefit plans	44	993	—	—	—	1,037
Exercise of stock options for cash and by surrender of shares	354	4,989	—	(69)	—	5,274
Tax benefit of options exercised	—	2,154	—	—	—	2,154
Stock-based compensation	—	1,662	—	—	—	1,662
Dividends paid ($0.07 per share)	—	—	(5,213)	—	—	(5,213)
Treasury stock repurchased	—	—	—	(32,911)	—	(32,911)
Treasury stock issued	—	5	—	31	—	36
Comprehensive income, net of tax:
Net income	—	—	20,327	—	—	20,327
Foreign currency translation adjustment	—	—	—	—	128	128

Total comprehensive income						20,455

Balance at March 31, 2007	$116,895	$305,358	$1,088,509	$(1,007,574)	$(17,218)	$485,970

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

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

As used in this report, the terms “Harte-Hanks,” “we,” “us,” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Note B - Income Taxes

Our first quarter 2007 income tax provision of $12.9 million was calculated using an effective income tax rate of approximately 38.7%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2007. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. We did not recognize a change to our unrecognized tax benefits as a result of this adoption. At January 1, 2007, unrecognized tax benefits totaled $11.7 million, of which $1.1 million represents accruals for interest and penalties that were recorded as additional tax expense in accordance with our accounting policy. If recognized, $7.8 million, net of tax, would impact the effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

Harte-Hanks, Inc. and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. With the exception of a few state returns, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years prior to 2003. The statute of limitations on the other 2002 tax returns will expire during 2007. An audit of the 2003 U.S. federal return has been completed. We believe that it is reasonably possible that a reduction in our unrecognized tax liabilities in the range of $1.6 million to $1.8 million will occur in the next twelve months related to the statute expiring on various tax returns. If this reduction were to occur, it would decrease the tax expense and effective tax rate for the full year 2007.

Note C – Stock-Based Compensation

Compensation expense for stock-based awards is recognized in the Labor line of the consolidated statement of operations. For the three months ended March 31, 2007 and 2006, we recorded total stock-based compensation expense of $1.7 million and $1.8 million, respectively.

Stock Options

The following summarizes all stock option activity during the three months ended March 31:

	2007		2006
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	7,151,971	$19.44	7,428,184	$18.07

Granted	643,625	26.14	712,125	25.80
Exercised	(353,931)	14.90	(413,464)	13.39
Cancelled	(46,636)	23.39	(68,835)	22.82

Options outstanding at March 31	7,395,029	$20.21	7,658,010	$19.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted during the three months ended March 31, 2007 and 2006 was $7.07 and $8.16, respectively.

The intrinsic value (the difference between the exercise price and the market price) for all options outstanding as of March 31, 2007 and 2006 was $54.5 million and $63.9 million, respectively. The intrinsic value for all options exercisable as of March 31, 2007 and 2006 was $45.6 million and $49.9 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $4.6 million and $5.9 million, respectively.

Nonvested Shares

The following summarizes all nonvested share activity during the three months ended March 31:

	2007		2006
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Shares outstanding at beginning of year	79,423	$25.82	—	$—

Granted	69,749	26.32	82,624	25.82
Vested	—	—	—	—
Cancelled	—	—	(350)	25.80

Shares outstanding at March 31	149,172	$26.05	82,274	$25.82

The fair value of each nonvested share is estimated on the date of grant as the closing market price of our common stock on the date of grant.

Performance Stock Units

The following summarizes all performance stock unit activity during the three months ended March 31:

	2007		2006
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Units outstanding at beginning of year	45,150	$25.03	—	$—

Granted	48,900	25.29	48,175	25.03
Vested	—	—	—	—
Cancelled	—	—	(350)	25.03

Units outstanding at March 31	94,050	$25.16	47,825	$25.03

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of dividend payments anticipated to be paid over the vesting period. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates.

Employee Stock Purchase Plan

The 1994 Employee Stock Purchase Plan (ESPP Plan), a shareholder approved plan, provides for a total of 6,000,000 shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. During the three months ended March 31, 2007, we issued 43,787 shares under our employee stock purchase plan at an average price of $23.38 per share. During the three months ended March 31, 2006, we issued 45,499 shares under our employee stock purchase plan at an average price of $23.51 per share. 2.4 million shares were available for issuance at March 31, 2007.

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2007	2006
BASIC EPS
Net Income	$20,327	$23,783

Weighted-average common shares outstanding used in earnings per share computations	74,715	81,322

Earnings per common share	$0.27	$0.29

DILUTED EPS
Net Income	$20,327	$23,783

Shares used in diluted earnings per share computations	76,264	83,028

Earnings per common share	$0.27	$0.29

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	74,715	81,322
Weighted average common equivalent shares - dilutive effect of stock options and awards	1,549	1,706

Shares used in diluted earnings per share computations	76,264	83,028

2,184,000 anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2007. 1,708,000 anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2006.

Note E – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of Harte-Hanks in our two different business segments follows:

	Three Months Ended March 31,
In thousands	2007	2006
Operating revenues
Direct Marketing	$171,173	$164,318
Shoppers	111,855	114,077

Total operating revenues	$283,028	$278,395

	Three Months Ended March 31,
In thousands	2007	2006
Operating Income
Direct Marketing	$20,428	$20,384
Shoppers	18,745	21,926
Corporate Activities	(3,058)	(2,740)

Total operating income	$36,115	$39,570

Income before income taxes
Operating income	$36,115	$39,570
Interest expense	(2,994)	(855)
Interest income	176	26
Other, net	(120)	(264)

Total income before income taxes	$33,177	$38,477

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2007	2006
Service Cost	$191	$198
Interest Cost	1,945	1,815
Expected return on plan assets	(2,178)	(2,002)
Amortization of prior service cost	15	15
Transition obligation	24	24
Recognized actuarial loss	611	710

Net periodic benefit cost	$608	$760

We plan to make a $5.0 million contribution to the frozen plan in May 2007. We are not required to make and do not intend to make any additional contributions to either pension plan during 2007 other than to the extent needed to cover benefit payments related to the unfunded plan.

Note G – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended March 31,
In thousands	2007	2006
Net income	$20,327	$23,783
Other comprehensive income:
Foreign currency translation adjustment	128	309

Total comprehensive income	$20,455	$24,092

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report and, in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contain “forward-looking statements” within the meaning of the Federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” ”seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) our financial outlook, (3) our expectations for the industries in which we operate, (4) competitive factors, (5) acquisition and development plans, (6) our stock repurchase program, (7) expectations regarding pending legal proceedings, and (8) other statements regarding future events, conditions or outcomes. These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K). The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte-Hanks, Inc. (Harte-Hanks). This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2006 Form 10-K. Our 2006 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

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

We utilize various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. The services and products offered by Direct Marketing are tailored to specific industries or markets. Our direct marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. Depending on the needs of our clients, our direct marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients. We believe that we have the ability to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Revenues from the Direct Marketing segment represented approximately 60% of our total revenue for the three months ended March 31, 2007.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective, local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. As of March 31, 2007, our shoppers are zoned into more than 1,100 separate editions with total circulation in excess of 13.5 million in California and Florida. We believe that future expansions may provide increased revenue opportunities, although we have moderated the pace of expansion from what we accomplished during the last few years. Newer areas initially tend to contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature. Revenues from the Shoppers segment represented approximately 40% of our total revenue for the three months ended March 31, 2007.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Our shoppers operate in local markets and are largely affected by the strength of the local economies.

Our overall strategy is based on seven key elements:

•	Being a market leader in each of our businesses;

•	Increasing revenues through growing our base businesses;

•	Introducing new services and products;

•	Entering new markets and making acquisitions;

•	Using technology to create competitive advantages;

•	Employing people who understand our clients’ business and markets; and

•	Creating shareholder value.

Our principal expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands,	Three months ended
except per share amounts	March 31, 2007	March 31, 2006	Change
Revenues	$283,028	$278,395	1.7%
Operating expenses	246,913	238,825	3.4%

Operating income	$36,115	$39,570	-8.7%

Net income	$20,327	$23,783	-14.5%

Diluted earnings per share	$0.27	$0.29	-6.9%

Revenues

Consolidated revenues increased 1.7%, to $283.0 million, while operating income decreased 8.7% to $36.1 million in the first quarter of 2007 when compared to the first quarter of 2006. Our overall results reflect increased revenues of 4.2% from our Direct Marketing segment, partially offset by decreased revenues of 1.9% from our Shoppers segment. Direct Marketing results reflect year-over-year growth in all but one of our vertical markets, led by our high tech/telecom vertical, which was up double digits, and our select vertical, which grew in the mid-single digits. The revenue performance from Shoppers was the result of decreased sales in established markets and the discontinuation of commercial printing operations in our Tampa facility, partially offset by increased revenues from year-over-year geographic expansions and household growth in California and Florida.

Operating Expenses

Overall operating expenses increased 3.4%, to $246.9 million, in the first quarter of 2007 compared to the first quarter of 2006. The increase in consolidated operating expenses was a result of increased operating expenses of 4.7% from the Direct Marketing segment, 1.0% from the Shoppers segment and an 11.6% increase in general corporate expense. The primary drivers of the increase in operating expenses were higher labor costs in both the Direct Marketing and Shoppers segments, increased Shoppers postage costs due to year-over-year circulation growth and our new facility in Manila.

Net Income/Earnings Per Share

Net income decreased 14.5%, to $20.3 million, and diluted earnings per share decreased 6.9%, to $0.27 per share, in the first quarter of 2007 when compared to the first quarter of 2006. The decrease in net income was a result of decreased operating income, increased interest expense and a higher effective tax rate in the first quarter of 2007 when compared to the first quarter of 2006.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended
In thousands	March 31, 2007	March 31, 2006	Change
Revenues	$171,173	$164,318	4.2%
Operating expenses	150,745	143,934	4.7%

Operating income	$20,428	$20,384	0.2%

Revenues

Direct Marketing revenues increased $6.9 million, or 4.2%, in the first quarter of 2007 compared to the first quarter of 2006. These results reflect year-over-year growth in all but one of our vertical markets in the first quarter of 2007 compared to the first quarter of 2006. Our high tech/telecom vertical, which was helped by our September 2006 acquisition of Aberdeen Group Inc. (Aberdeen), was up double digits and our select vertical grew in the mid-single digits. Our retail and financial verticals were each up in the low single digits in the quarter. Partially offsetting these increases, our pharma/healthcare vertical was down in the mid-single digits. Revenues from our vertical markets are impacted by the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. In general, revenues for Direct Marketing are affected by general national and international economic trends.

From a service offering perspective, Direct Marketing experienced increased revenues from telesales, market research and analytics, software sales, software programming and logistics. Partially offsetting these increases were declines in revenues from print, database sales and data and database processing.

The acquisitions of PrintSmart, Inc. in April 2006, StepDot Software GmbH in June 2006, Global Address in July 2006 and Aberdeen in September 2006 also positively affected our revenues in the first quarter of 2007 compared to the first quarter of 2006. The sale of a print operation in October 2006 negatively affected our revenues in the first quarter of 2007 compared to the first quarter of 2006.

Future revenues will depend on, among other factors, how successful we are at growing business with existing clients, acquiring new clients, meeting client demands and the strength of the national and international economy. We believe that we will continue to benefit from marketing and advertising expenditures being moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment. Standard postage rates increased in January of 2006 and will increase again in May 2007. Postage rates influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. While we do not expect the May 2007 postal rate change to have a significant impact on our Direct Marketing business, there is no assurance that future postal increases will not have an adverse impact on us.

Operating Expenses

Operating expenses increased $6.8 million, or 4.7%, in the first quarter of 2007 compared to the first quarter of 2006. Labor costs increased $7.5 million, or 10.4% in the first quarter of 2007 compared to the first quarter of 2006 due to higher payrolls and temporary labor due to more labor intensive revenues and increased staffing related to new and upcoming projects. Production and distribution costs decreased $3.4 million, or 6.3%, due to lower logistics-related transportation costs, printing material costs and outsourced costs. The shift in revenues from high production cost, less labor intensive work done at our divested print facility to more labor intensive, lower production cost work done at Aberdeen also contributed to the changes in labor and production and distribution costs. General and administrative expense increased $1.2 million, or 10.8%, due primarily to increased employee expenses including travel, recruiting and training, and our new facility in Manila. Depreciation and amortization expense increased $1.4 million, or 24.7%, due to additional intangible amortization related to 2006 acquisitions, primarily Aberdeen, and additional depreciation of assets related to the new facility in Manila.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is variable and tends to fluctuate with revenues and the demand for our direct marketing services.

Shoppers

Shoppers operating results were as follows:

	Three months ended
In thousands	March 31, 2007	March 31, 2006	Change
Revenues	$111,855	$114,077	-1.9%
Operating expenses	93,110	92,151	1.0%

Operating income	$18,745	$21,926	-14.5%

Revenues

Shoppers revenues decreased $2.2 million, or 1.9%, in the first quarter of 2007 compared to the first quarter of 2006. The decrease in revenues was the result of decreased sales in established markets and the discontinuation of commercial printing operations in our Tampa facility. This was partially offset by increased revenues from year-over-year geographic expansions and household growth in California and Florida. Total Shoppers circulation increased by 22,000 during the first quarter of 2007, primarily in California. At the end of the quarter, Shopper circulation reached over 13.5 million in California and Florida each week (including 241,000 in South Orange County, California where Shoppers publish two editions each week). We believe that future expansions may provide increased revenue opportunities, although we have moderated the pace of expansion from what we accomplished during the last few years. Newer areas initially tend to contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable or even unprofitable until the publications in those areas mature.

From a product-line perspective, Shoppers experienced lower revenues from run-of-press (ROP, or in-book) advertising, including real estate, employment and automotive advertising. These results were partially offset by increased revenues from distribution products.

Operating Expenses

Operating expenses increased $1.0 million, or 1.0%, in the first quarter of 2007 compared to the first quarter of 2006. Total labor costs increased $1.1 million, or 3.5%, due to higher payrolls related to higher circulation volumes and expansions. Total production costs increased $1.6 million, or 3.3%, due primarily to increased postage costs of $1.0 million, or 3.9%, as a result of year-over-year circulation growth. Total general and administrative costs decreased $1.9 million, or 22.4%, due to lower promotion costs, lower insurance costs due to workers compensation experience, and lower employee expenses including training. Depreciation and amortization expense increased $0.1 million, or 5.1%, due to increased capital expenditures in recent years to support growth.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates increased in January 2006, and this higher postage rate increased Shoppers total production costs. Standard postage rates are scheduled to increase again in May 2007. However, we are in the process of changing the manner in which we address our Shoppers publications from detached cards to individual labels, and as a result we expect our per-

piece postage rates will remain steady when the new rates take effect. Postage rates affect Shoppers total production costs. Paper prices, which have been increasing since 2004, continued to increase in the first quarter of 2007, resulting in higher production costs. Paper prices are expected to moderate and may even decline over the remainder of 2007, which will affect Shoppers’ production costs.

General Corporate Expense

General corporate expense increased $0.3 million, or 11.6%, during the first quarter of 2007 compared to the first quarter of 2006 due to higher payroll and pension costs.

Interest Expense

Interest expense was up $2.1 million, or 250.2% in the first quarter of 2007 compared to the first quarter of 2006. These increases are due to higher outstanding debt levels, primarily due to acquisitions, the repurchases of our common stock, and higher interest rates on borrowings in 2007 than 2006.

Interest Income

Interest income was up $0.2 million in the first quarter of 2007 compared to the first quarter of 2006 as a result of the combination of normal variances in cash levels and an increase in rates on investments.

Other Income and Expense

Other net expense primarily consists of stockholder expenses and balance-based bank charges.

Income Taxes

Income tax expense decreased $1.8 million in the first quarter of 2007 compared to the first quarter of 2006. The effective tax rate was 38.7% for the first quarter of 2007, up from 38.2% for the first quarter of 2006.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2007, cash and cash equivalents were $46.2 million, increasing $8.0 million from cash and cash equivalents at December 31, 2006. This net increase was a result of net cash provided by operating activities of $43.2 million, partially offset by cash used in investing activities of $6.9 million and net cash used in financing activities of $28.4 million.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2007 was $43.2 million, compared to $34.8 million for the first three months of 2006. The $8.4 million year-over-year increase was attributable to changes within working capital assets and liabilities.

For the three months ended March 31, 2007 our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the first quarter of 2007 than in the first quarter of 2006 and a higher beginning year accounts receivable balance. Days sales outstanding of approximately 57 days at March 31, 2007 increased slightly from 56 days at December 31, 2006 and March 31, 2006;

•	A decrease in inventory due to sales of paper inventory related to the print operation that was sold in October 2006;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable due to lower revenues and associated expenses, and timing of payments;

•	A decrease in accrued payroll and related expenses due to payment of 2006 bonuses;

•	An increase in customer deposits and unearned revenue due to timing of receipts; and

•	An increase in income taxes payable due to the timing of quarterly estimated federal and state taxes payments.

Investing Activities

Net cash used in investing activities was $6.9 million for the first quarter of 2007, compared to $10.4 million for the first quarter of 2006. The difference is the result of less capital spending in the first three months of 2007 than in the first three months of 2006.

Financing Activities

Net cash outflows from financing activities were $28.4 million for the three months ended March 31, 2007 compared to net cash outflows of $31.6 million for the three months ended March 31, 2006. The difference is attributable primarily to $14.0 million higher net debt borrowings in 2007, partially offset by $10.0 million higher amount spent on repurchases of our common stock and $0.5 million in higher dividends in 2007.

We consider such factors as current assets, current liabilities, total debt, revenues, operating income and cash flows from operations, investing activities and financing activities when assessing our liquidity. Our primary sources of liquidity have been cash and cash equivalents on hand and cash generated from operating activities. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing and financing requirements as they arise. Capital resources are also available from and provided through our unsecured credit facilities, subject to the terms and conditions of these facilities.

On August 12, 2005, we entered into a five-year $125 million revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent. The Revolving Credit Facility allows us to obtain revolving credit loans and provides for the issuance of letters of credit. For each borrowing under the Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in the Five-Year Credit Agreement) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in the Five-Year Credit Agreement) ratio then in effect, and ranges from .315% to .6%. There is a facility fee that we are also required to pay under the Revolving Credit Facility that is based on a rate applied to the total commitment amount under the Revolving Credit Facility, regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. In addition, we will also be charged a letter of credit fee with respect to any outstanding letters of credit issued under this credit facility. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of .125% per annum to the average daily undrawn amount of the outstanding letters of credit.

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

As we have capacity under our Revolving Credit Facility and the intent to fund the required quarterly principal payments under the Term Loan through June of 2010, we have classified our entire debt balance at March 31, 2007 as long-term.

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

Under both the Revolving Credit Facility and the Term Loan Facility, we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. Both the Revolving Credit Facility and the Term Loan Facility also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The Revolving Credit Facility and the Term Loan Facility each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The Revolving Credit Facility and the Term Loan Facility each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of March 31, 2007, we were in compliance with all of the covenants of both of our facilities.

The amount of cash on hand and borrowings available under the Revolving Credit Facility and the Term Loan Facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, capital expenditures, tax payments, share repurchase, acquisitions and dividends.

Based on our current operational plans, we believe that our Revolving Credit Facility and Term Loan Facility, together with cash provided by operating activities, will be sufficient to fund operations and anticipated capital expenditures, payments of principal and interest on our borrowings and dividends on our common stock for at least the next twelve months. As of March 31, 2007, we had $113.0 million of unused borrowing capacity under our Revolving Credit Facility. As of March 31, 2007, we did not have any unused borrowing capacity under our Term Loan Facility.

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

There have been no material changes to the critical accounting policies described in our 2006 Form 10-K.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement only if that position meets the more-likely-than-not recognition threshold. We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize a change to our unrecognized tax benefits as a result of this adoption.

In February 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us beginning January 1, 2008 and is not expected to have a significant impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including interest rates on our debt and under a deferred compensation agreement and foreign exchange rates, and we monitor these risks throughout the normal course of business. As of March 31, 2007, we did not have any interest rate or foreign exchange hedging instruments in place.

Our earnings are affected by changes in short-term interest rates as a result of our Revolving Credit Facility and Term Loan Facility, both of which bear interest at variable rates based on Eurodollar rates (effective rate of 5.64% at March 31, 2007). At March 31, 2007, we had $12.0 million of debt outstanding under our Revolving Credit Facility, which has a maturity date of August 12, 2010, and $195.0 million of debt outstanding under our Term Loan Facility, which has a final maturity date of September 6, 2011. Our earnings are also affected by changes in short-term interest rates as a result of a deferred compensation agreement with our former Chief Executive Officer, which bears interest at variable rates based on Prime (effective rate of 8.25% at March 31, 2007) and has a balance of $5.8 million at March 31, 2007. Assuming the actual level of borrowing and deferred compensation balance throughout the first quarter of 2007 and assuming a one percentage point change in average interest rates, it is estimated that our net income for the quarter ended March 31, 2007 would have changed by approximately $0.3 million. Due to our overall debt level and deferred compensation balance at March 31, 2007, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign exchange rates as a result of our operations in foreign countries, a portion of which are conducted in foreign currencies. Due to the level of operations in foreign countries, we do not believe that the impact of fluctuations in foreign exchange rates is significant to our overall earnings.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings in the course of conducting our businesses and, from time to time, may become involved in other claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits is not currently expected to have a material adverse effect on our consolidated financial position or results of operations. Nevertheless, we cannot predict the impact of future developments affecting our pending claims and lawsuits.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2006 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2007	368,540	$28.05	366,086	4,900,531
February 1 – 28, 2007 (3) (2)	673,040	$26.83	673,040	4,227,491
March 1 – 31, 2007 (3)	166,000	$27.63	166,000	4,061,491

Total	1,207,580	$27.31	1,205,126

(1) During the first quarter of 2007, 1,205,126 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors authorized the repurchase of up to 55,900,000 shares of our outstanding common stock. As of March 31, 2007, we had repurchased a total of 51,838,509 shares at an average price of $18.83 per share under this program.

(2) On February 20, 2007, we purchased 100,000 shares of our common stock for $27.58 per share (the closing price per share of our common stock on February 20, 2007) from The Shelton Family Foundation. Mr. Larry D. Franklin, the Chairman of our Board of Directors, and David L. Copeland, a member of our Board of Directors, both serve as directors on The Shelton Family Foundation and both disclaim beneficial ownership of any shares held by the Foundation.

(3) During the first quarter of 2007, we purchased 200,000 shares of our common stock from Mr. Houston H. Harte, a member of our Board of Directors. Details of the purchases are as follows:

Date of Purchase	Shares	Price Per Share	Closing Price on Date of Purchase
2/05/2007	100,000	$26.07	$26.07
3/07/2007	100,000	$27.73	$27.73

Item 6.	Exhibits

See Index to Exhibits on Page 24.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 10, 2007	/s/ Richard M. Hochhauser
Date	Richard M. Hochhauser
President and Chief Executive Officer

May 10, 2007	/s/ Dean H. Blythe
Date	Dean H. Blythe
Executive Vice President and
Chief Financial Officer

May 10, 2007	/s/ Jessica M. Huff
Date	Jessica M. Huff
Vice President, Finance and
Chief Accounting Officer

Exhibit No.	Description of Exhibit
*10.1	First Amendment to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan, dated February 1, 2007.+

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith
+	Indicates management contract or compensatory plan, contract or arrangement.