Form 10-Q
period 2007-06-30
HARTE HANKS INC
filed 2007-08-09
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Registrant’s telephone number including area code – 210/829-9000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value per share, 72,770,593 shares as of July 31, 2007.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2007

Item 1. Interim C ondensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$33,955	$38,270
Accounts receivable (less allowance for doubtful accounts of $3,488 and $3,928 at June 30, 2007 and December 31, 2006, respectively)	170,749	189,444
Inventory	7,149	7,956
Prepaid expenses	17,017	18,207
Current deferred income tax asset	14,830	17,319
Other current assets	8,616	8,779

Total current assets	252,316	279,975

Property, plant and equipment (less accumulated depreciation of $229,748 and $220,314 at June 30, 2007 and December 31, 2006, respectively)	113,735	116,591
Goodwill, net	544,848	545,347
Other intangible assets (less accumulated amortization of $8,707 and $6,826 at June 30, 2007 and December 31, 2006, respectively)	22,566	23,448
Other assets	11,083	3,924

Total assets	$944,548	$969,285

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$59,617	$58,853
Accrued payroll and related expenses	19,504	27,966
Customer deposits and unearned revenue	64,585	61,275
Income taxes payable	9,932	10,608
Other current liabilities	8,362	12,534

Total current liabilities	162,000	171,236

Long-term debt	212,000	205,000
Other long-term liabilities	102,426	99,573

Total liabilities	476,426	475,809

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 117,127,825 and 116,497,473 shares issued at June 30, 2007 and December 31, 2006, respectively	117,128	116,497
Additional paid-in capital	311,758	295,555
Retained earnings	1,106,282	1,073,395
Less treasury stock: 44,115,551 and 41,282,969 shares at cost at June 30, 2007 and December 31, 2006, respectively	(1,050,873)	(974,625)
Accumulated other comprehensive loss	(16,173)	(17,346)

Total stockholders’ equity	468,122	493,476

Total liabilities and stockholders’ equity	$944,548	$969,285

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Operating revenues	$290,145	$298,372

Operating expenses
Labor	113,636	110,482
Production and distribution	100,526	106,138
Advertising, selling, general and administrative	25,260	21,761
Depreciation and amortization	8,293	7,870
Intangible amortization	851	573

Total operating expenses	248,566	246,824

Operating income	41,579	51,548

Other expenses (income)
Interest expense	3,263	1,013
Interest income	(128)	(85)
Other, net	234	465

	3,369	1,393

Income before income taxes	38,210	50,155
Income tax expense	15,315	19,966

Net income	$22,895	$30,189

Basic earnings per common share	$0.31	$0.38

Weighted-average common shares outstanding	73,398	80,329

Diluted earnings per common share	$0.31	$0.37

Weighted-average common and common equivalent shares outstanding	74,796	81,915

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating revenues	$573,173	$576,767

Operating expenses
Labor	230,792	218,401
Production and distribution	200,542	207,989
Advertising, selling, general and administrative	45,650	42,999
Depreciation and amortization	16,614	15,325
Intangible amortization	1,881	935

Total operating expenses	495,479	485,649

Operating income	77,694	91,118

Other expenses (income)
Interest expense	6,257	1,868
Interest income	(304)	(111)
Other, net	354	729

	6,307	2,486

Income before income taxes	71,387	88,632
Income tax expense	28,165	34,660

Net income	$43,222	$53,972

Basic earnings per common share	$0.58	$0.67

Weighted-average common shares outstanding	74,057	80,826

Diluted earnings per common share	$0.57	$0.65

Weighted-average common and common equivalent shares outstanding	75,530	82,472

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$43,222	$53,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,614	15,325
Intangible amortization	1,881	935
Stock-based compensation	3,522	3,659
Excess tax benefits from stock-based compensation	(1,758)	(2,066)
Deferred income taxes	3,336	2,457
Other, net	227	915

Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	18,695	13,509
Decrease (increase) in inventory	807	(1,500)
Decrease (increase) in prepaid expenses and other current assets	1,353	(5,492)
Increase in accounts payable	783	694
Decrease in other accrued expenses and other current liabilities	(7,623)	(1,619)
Other, net	(4,518)	(3,444)

Net cash provided by operating activities	76,541	77,345

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(3,093)
Purchases of property, plant and equipment	(13,933)	(17,390)
Proceeds from sale of property, plant and equipment	111	48

Net cash used in investing activities	(13,822)	(20,435)

Cash Flows from Financing Activities
Long-term borrowings	39,000	69,000
Repayment of long-term borrowings	(32,000)	(61,000)
Issuance of common stock	10,558	7,781
Purchase of treasury stock	(76,241)	(63,119)
Issuance of treasury stock	71	103
Excess tax benefits from stock-based compensation	1,758	2,066
Dividends paid	(10,335)	(9,560)

Net cash used in financing activities	(67,189)	(54,729)

Effect of exchange rate changes on cash and cash equivalents	155	186
Net (decrease) increase in cash and cash equivalents	(4,315)	2,367
Cash and cash equivalents at beginning of year	38,270	24,561

Cash and cash equivalents at end of period	$33,955	$26,928

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2007 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2005	$115,453	$269,865	$980,505	$(782,495)	$(21,982)	$561,346
Common stock issued- employee benefit plans	201	4,277	—	—	—	4,478
Exercise of stock options for cash and by surrender of shares	843	9,679	—	(6,293)	—	4,229
Tax benefit of options exercised	—	3,769	—	—	—	3,769
Stock-based compensation	—	7,941	—	—	—	7,941
Dividends paid ($0.24 per share)	—	—	(18,902)	—	—	(18,902)
Treasury stock repurchased	—	—	—	(186,003)	—	(186,003)
Treasury stock issued	—	24	—	166	—	190
Comprehensive income, net of tax:
Net income	—	—	111,792	—	—	111,792
Adjustment for minimum pension liability (net of tax expense of $16,297)	—	—	—	—	24,909	24,909
Foreign currency translation adjustment	—	—	—	—	1,290	1,290

Total comprehensive income						137,991
Adjustment to initially adopt SFAS 158 (net of tax benefit of $14,108)	—	—	—	—	(21,563)	(21,563)

Balance at December 31, 2006	$116,497	$295,555	$1,073,395	$(974,625)	$(17,346)	$493,476
Common stock issued- employee benefit plans	94	2,045	—	—	—	2,139
Exercise of stock options for cash and by surrender of shares	537	7,953	—	(69)	—	8,421
Tax benefit of options exercised	—	2,674	—	—	—	2,674
Stock-based compensation	—	3,522	—	—	—	3,522
Dividends paid ($0.14 per share)	—	—	(10,335)	—	—	(10,335)
Treasury stock repurchased	—	—	—	(76,241)	—	(76,241)
Treasury stock issued	—	9	—	62	—	71
Comprehensive income, net of tax:
Net income	—	—	43,222	—	—	43,222
Adjustment to pension liability (net of tax expense of $513)	—	—	—	—	786	786
Foreign currency translation adjustment	—	—	—	—	387	387

Total comprehensive income						44,395

Balance at June 30, 2007	$117,128	$311,758	$1,106,282	$(1,050,873)	$(16,173)	$468,122

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

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

As used in this report, the terms “Harte-Hanks,” “we,” “us,” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Note B - Income Taxes

Our second quarter 2007 income tax provision of $15.3 million was calculated using an effective income tax rate of approximately 40.1%. Our first half 2007 income tax provision of $28.2 million was calculated using an effective income tax rate of approximately 39.5%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2007. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. We did not recognize a change to our unrecognized tax benefits as a result of this adoption. At January 1, 2007, unrecognized tax benefits totaled $11.7 million, of which $1.1 million represents accruals for interest and penalties that were recorded as additional tax expense in accordance with our accounting policy. If recognized, $7.8 million, net of tax, would impact the effective tax rate. There have been no significant changes to these amounts during the quarter or six months ended June 30, 2007.

Harte-Hanks, Inc. and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. With the exception of a few state returns, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years prior to 2003. The statute of limitations on the other 2002 tax returns will expire during 2007. An audit of the 2003 U.S. federal return has been completed. We believe that it is reasonably possible that a reduction in our unrecognized tax liabilities in the range of $1.6 million to $1.8 million, net of tax, will occur in the next twelve months related to the statute expiring on various tax returns. If this reduction were to occur, it would decrease the tax expense and effective tax rate for the full year 2007.

Note C – Stock-Based Compensation

We recognized $1.9 million of stock-based compensation during the three months ended June 30, 2007 and 2006. We recognized $3.5 million and $3.7 million of stock-based compensation during the six months ended June 30, 2007 and 2006, respectively. Our annual grant of stock-based awards occurred in the first quarter, which is consistent with the timing of previous annual grants. We did not have any significant stock-based compensation activity in the second quarter of 2007.

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2007	2006
BASIC EPS
Net Income	$22,895	$30,189

Weighted-average common shares outstanding used in earnings per share computations	73,398	80,329

Earnings per common share	$0.31	$0.38

DILUTED EPS
Net Income	$22,895	$30,189

Shares used in diluted earnings per share computations	74,796	81,915

Earnings per common share	$0.31	$0.37

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	73,398	80,329
Weighted-average common equivalent shares—dilutive effect of stock options and awards	1,398	1,586

Shares used in diluted earnings per share computations	74,796	81,915

2.4 million and 2.0 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2007 and 2006, respectively.

	Six Months Ended June 30,
In thousands, except per share amounts	2007	2006
BASIC EPS
Net Income	$43,222	$53,972

Weighted-average common shares outstanding used in earnings per share computations	74,057	80,826

Earnings per common share	$0.58	$0.67

DILUTED EPS
Net Income	$43,222	$53,972

Shares used in diluted earnings per share computations	75,530	82,472

Earnings per common share	$0.57	$0.65

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	74,057	80,826
Weighted-average common equivalent shares—dilutive effect of stock options and awards	1,473	1,646

Shares used in diluted earnings per share computations	75,530	82,472

2.3 million and 1.9 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2007 and 2006, respectively.

Note E – Business Segments

Harte-Hanks is a highly focused targeted media company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of Harte-Hanks in our two different business segments follows:

	Three Months Ended June 30,
In thousands	2007	2006
Operating revenues
Direct Marketing	$174,472	$173,808
Shoppers	115,673	124,564

Total operating revenues	$290,145	$298,372

Operating Income
Direct Marketing	$24,334	$28,577
Shoppers	20,344	26,274
Corporate Activities	(3,099)	(3,303)

Total operating income	$41,579	$51,548

Income before income taxes
Operating income	$41,579	$51,548
Interest expense	(3,263)	(1,013)
Interest income	128	85
Other, net	(234)	(465)

Total income before income taxes	$38,210	$50,155

	Six Months Ended June 30,
In thousands	2007	2006
Operating revenues
Direct Marketing	$345,645	$338,126
Shoppers	227,528	238,641

Total operating revenues	$573,173	$576,767

Operating Income
Direct Marketing	$44,762	$48,961
Shoppers	39,089	48,200
Corporate Activities	(6,157)	(6,043)

Total operating income	$77,694	$91,118

Income before income taxes
Operating income	$77,694	$91,118
Interest expense	(6,257)	(1,868)
Interest income	304	111
Other, net	(354)	(729)

Total income before income taxes	$71,387	$88,632

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,
In thousands	2007	2006
Service Cost	$191	$198
Interest Cost	1,945	1,815
Expected return on plan assets	(2,262)	(2,002)
Amortization of prior service cost	15	15
Amortization of unrecognized transition obligation	24	24
Recognized actuarial loss	611	710

Net periodic benefit cost	$524	$760

	Six Months Ended June 30,
In thousands	2007	2006
Service Cost	$383	$397
Interest Cost	3,889	3,630
Expected return on plan assets	(4,440)	(4,004)
Amortization of prior service cost	30	30
Amortization of unrecognized transition obligation	48	48
Recognized actuarial loss	1,221	1,419

Net periodic benefit cost	$1,131	$1,520

We made a $5.0 million contribution to our frozen pension plan in May 2007 in order to obtain the Pension Benefit Guaranty Corporation full funding limit exemption. We are not required to make and do not intend to make any additional contributions to either pension plan for the remainder of 2007 other than to the extent needed to cover benefit payments related to the unfunded plan. As a result of the $5.0 million contribution, our expected return on plan assets for 2007 increased $0.3 million. This is expected to decrease our net periodic benefit cost in the second half of the year by approximately $0.2 million.

Note G – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended June 30,
In thousands	2007	2006
Net income	$22,895	$30,189
Other comprehensive income:
Adjustment to pension liability (net of tax of $513)	786	—
Foreign currency translation adjustment	259	729

Total comprehensive income	$23,940	$30,918

	Six Months Ended June 30,
In thousands	2007	2006
Net income	$43,222	$53,972
Other comprehensive income:
Adjustment to pension liability (net of tax of $513)	786	—
Foreign currency translation adjustment	387	1,038

Total comprehensive income	$44,395	$55,010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Note Regarding Forward-Looking Statements

This report and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contain “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) our financial outlook, including adjustments to our cost structure and other actions designed to improve our financial performance, (3) our expectations for our businesses and for the industries in which we operate, (4) competitive factors, (5) acquisition and development plans, (6) our stock repurchase program, (7) expectations regarding pending legal proceedings, and (8) other statements regarding future events, conditions or outcomes. These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K) and any updates thereto in our Forms 10-Q. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

We utilize various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. The services and products offered by Direct Marketing are tailored to specific industries or markets. Our direct marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. Depending on the needs of our clients, our direct marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients. Revenues from the Direct Marketing segment represented approximately 60% of our total revenue for the three months ended June 30, 2007.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective, local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. As of June 30, 2007, our shoppers are zoned into more than 1,000 separate editions with circulation of approximately 13 million each week in California and Florida. Our Shoppers segment also provides advertising services online through our websites, ThePennySaverUSA.com and TheFlyer.com. Revenues from the Shoppers segment represented approximately 40% of our total revenue for the three months ended June 30, 2007.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by, among other things, general national and international economic trends. Our shoppers operate in local markets and are largely affected by the strength of the local economies in California and Florida.

Our overall strategy is based on seven key elements:

•	Being a market leader in each of our businesses;

•	Increasing revenues through growing our base businesses;

•	Introducing new services and products;

•	Entering new markets and making acquisitions;

•	Using technology to create competitive advantages;

•	Employing people who understand our clients’ business and markets; and

•	Creating shareholder value.

Our principal expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands, except per share amounts	Three months ended			Six months ended
	June 30, 2007	June 30, 2006	Change	June 30, 2007	June 30, 2006	Change
Revenues	$290,145	$298,372	-2.8%	$573,173	$576,767	-0.6%
Operating expenses	248,566	246,824	0.7%	495,479	485,649	2.0%

Operating income	$41,579	$51,548	-19.3%	$77,694	$91,118	-14.7%

Net income	$22,895	$30,189	-24.2%	$43,222	$53,972	-19.9%

Diluted earnings per share	$0.31	$0.37	-16.2%	$0.57	$0.65	-12.3%

2nd Quarter 2007 vs. 2nd Quarter 2006

Revenues

Consolidated revenues decreased 2.8%, to $290.1 million, and operating income decreased 19.3% to $41.6 million in the second quarter of 2007 when compared to the second quarter of 2006. Our overall results reflect decreased revenues of 7.1% from our Shoppers segment, partially offset by increased revenues of 0.4% from our Direct Marketing segment. The revenue performance from Shoppers was the result of decreased sales in established markets, primarily attributable to the challenging real estate and associated financing markets in the California and Florida geographies in which we operate, and the discontinuation of commercial printing operations in our Tampa facility. Direct Marketing comparisons were affected by $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our customers in the financial vertical. Excluding revenues from this contract termination, Direct Marketing’s second quarter 2007 revenues would have been up $7.7 million, or 4.6%, and consolidated revenues would have been down less than 1% compared to the second quarter of 2006.

Operating Expenses

Overall operating expenses increased 0.7%, to $248.6 million, in the second quarter of 2007 compared to the second quarter of 2006. This increase includes approximately $1 million of costs recognized in our Shoppers segment related to the shut down of approximately 600,000 of unprofitable circulation at the end of June 2007, and approximately $1 million of costs recognized in our Direct Marketing segment as part of an initiative to reduce fixed costs and headcount. For the quarter, Direct Marketing operating expenses increased 3.4% while Shoppers operating expenses decreased 3.0% and general corporate expense decreased 6.2%. Direct Marketing’s results were impacted by $2.4 million of operating expense recognized in the second quarter of 2006 as a result of the contract termination discussed above.

Net Income/Earnings Per Share

Net income decreased 24.2%, to $22.9 million, and diluted earnings per share decreased 16.2%, to $0.31 per share, in the second quarter of 2007 when compared to the second quarter of 2006. The decrease in net income was a result of decreased operating income, increased interest expense and a higher effective tax rate in the second quarter of 2007 when compared to the second quarter of 2006.

As discussed above, in the second quarter of 2007 we began an initiative to reduce fixed costs and headcount in both of our businesses. We plan to take additional steps in the second half of the year in both businesses to further align our cost structure with the current revenue environment and we will recognize additional costs in the second half of 2007 as we continue this initiative. For the full year 2007, we anticipate that these costs will exceed the overall benefit we will experience as a result of this initiative.

First Half 2007 vs. First Half 2006

Revenues

Consolidated revenues decreased 0.6%, to $573.2 million, and operating income decreased 14.7% to $77.7 million in the first half of 2007 when compared to the first half of 2006. The revenue performance from Shoppers was the result of decreased sales in established markets, primarily attributable to the challenging real estate and associated financing markets in the California and Florida geographies in which we operate, and the discontinuation of commercial printing operations in our Tampa facility. Direct Marketing comparisons were affected by $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee described above. Excluding revenues from this contract termination, Direct Marketing’s first half 2007 revenues would have been up $14.5 million, or 4.4%, and consolidated revenues would have been up 0.6% compared to the first half of 2006.

Operating Expenses

Overall operating expenses increased 2.0%, to $495.5 million, in the first half of 2007 compared to the first half of 2006. This increase includes approximately $1 million of costs recognized in our Shoppers segment related to the shut down of approximately 600,000 of unprofitable circulation at the end of June 2007, and approximately $1 million of costs recognized in our Direct Marketing segment as part of an initiative to reduce fixed costs and headcount. Direct Marketing operating expenses increased 4.1% and general corporate expense increased 1.9%, while Shoppers operating expenses decreased 1.1%. Direct Marketing’s results were impacted by $2.4 million of operating expense recognized in the second quarter of 2006 as a result of the contract termination discussed above.

Net Income/Earnings Per Share

Net income decreased 19.9%, to $43.2 million, and diluted earnings per share decreased 12.3%, to $0.57 per share, in the first half of 2007 when compared to the first half of 2006. The decrease in net income was a result of decreased operating income, increased interest expense and a higher effective tax rate in the first half of 2007 when compared to the first half of 2006.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2007	June 30, 2006	Change	June 30, 2007	June 30, 2006	Change
Revenues	$174,472	$173,808	0.4%	$345,645	$338,126	2.2%
Operating expenses	150,138	145,231	3.4%	300,883	289,165	4.1%

Operating income	$24,334	$28,577	-14.8%	$44,762	$48,961	-8.6%

2nd Quarter 2007 vs. 2nd Quarter 2006

Revenues

Direct Marketing revenues increased $0.7 million, or 0.4%, in the second quarter of 2007 compared to the second quarter of 2006. These year-over-year comparisons were affected by $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our customers in the financial vertical. Excluding revenues from this contract termination, second quarter 2007 revenues would have been up $7.7 million, or 4.6%, compared to the second quarter of 2006. Our high tech/telecom vertical, which was helped by our September 2006 acquisition of Aberdeen Group, Inc. (Aberdeen), was up double digits and our select vertical grew in the high single digits. Our pharma/healthcare vertical was up in the mid-single digits, while our retail vertical was flat in the quarter. Excluding the 2006 impact of the contract termination fee, our financial vertical was down in the high single digits. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. Revenues for Direct Marketing are affected by a number of factors, including general national and international economic trends.

From a service offering perspective, Direct Marketing experienced increased revenues from telesales, market research and analytics, and internet services. Partially offsetting these increases were declines in revenues from print and data and database processing.

The acquisitions of StepDot Software GmbH in June 2006, Global Address in July 2006 and Aberdeen in September 2006 also positively affected our revenues in the second quarter of 2007 compared to the second quarter of 2006. The sale of a print operation in October 2006 negatively affected our revenues in the second quarter of 2007 compared to the second quarter of 2006.

Future revenues will depend on, among other factors, how successful we are at growing business with existing clients, acquiring new clients, meeting client demands, and the strength of the national and international economies. We believe that we will benefit from marketing and advertising expenditures being moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment. Standard postage rates increased in January of 2006 and again in May of 2007. Postage rates influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. While we do not expect the postal rate increases to have a significant impact on our Direct Marketing business, there is no assurance that future postal increases will not have an adverse impact on us.

Operating Expenses

Operating expenses increased $4.9 million, or 3.4%, in the second quarter of 2007 compared to the second quarter of 2006. These results were affected by $2.4 million of operating expense recognized in the second quarter of 2006 as a result of the contract termination discussed above. Excluding the expenses related to the contract termination, operating expense increased $7.3 million, or 5.1%. These results were also affected by approximately $1 million of costs, primarily severance and lease termination costs, recognized towards the end of the second quarter of 2007 as part of an initiative to reduce fixed costs and headcount. Labor costs increased $5.2 million, or 7.1%, in the second quarter of 2007 compared to the second quarter of 2006 due to severance and higher payrolls and temporary labor due to more labor intensive revenues. This increase was partially offset by lower incentive compensation. Production and distribution costs decreased $3.4 million, or 6.3%, due to lower logistics-related transportation costs and less expense related to printing materials. This decrease was partially offset by costs associated with the early termination of a lease as part of the cost cutting initiative. The shift in revenues from high production cost, less labor intensive work done at our divested print facility to more labor intensive, lower production cost work done at Aberdeen also contributed to the changes in labor and production and distribution costs. General and administrative expense increased $2.6 million, or 22.5%, due primarily to increased employee expenses including travel, recruiting and training, and increased bad debt expense due to timing. Depreciation and amortization expense increased $0.5 million, or 7.5%, due to additional intangible amortization related to 2006 acquisitions, primarily Aberdeen, and additional depreciation of assets related to our facility in Manila.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is variable and tends to fluctuate with revenues and the demand for our direct marketing services.

First Half 2007 vs. First Half 2006

Revenues

Direct Marketing revenues increased $7.5 million, or 2.2%, in the first half of 2007 compared to the first half of 2006. These year-over-year comparisons were affected by $7.0 million of revenue recognized in the second quarter of 2006 relating to the contract termination discussed above. Excluding revenues from this contract termination, first half 2007 revenues would have been up $14.5 million, or 4.4%, compared to the first half of 2006. Our high tech/telecom vertical, which was helped by our September 2006 acquisition of Aberdeen, was up double digits and our select vertical grew in the high single digits. Our retail vertical was up slightly, while our pharma/healthcare vertical was down slightly in the first half. Excluding impact of the contract termination fee, our financial vertical was down in the mid-single digits.

From a service offering perspective, Direct Marketing experienced increased revenues from telesales, market research and analytics, software programming and fulfillment. Partially offsetting these increases were declines in revenues from print and data and database processing.

The acquisitions of StepDot Software GmbH in June 2006, Global Address in July 2006 and Aberdeen in September 2006 positively affected our revenues in the first half of 2007 compared to the first half of 2006. The sale of a print operation in October 2006 negatively affected our revenues in the first half of 2007 compared to the first half of 2006.

Operating Expenses

Operating expenses increased $11.7 million, or 4.1%, in the first half of 2007 compared to the first half of 2006. These results were affected by $2.4 million of operating expense recognized in the second quarter of 2006 as a result of the contract termination discussed above. Excluding the expenses related to the contract termination, operating expense increased $14.1 million, or 4.9%. The results were also affected by approximately $1 million of costs, primarily severance and lease termination costs, recognized towards the end of the second quarter of 2007 as part of an initiative to reduce fixed costs and headcount. Labor costs increased $12.7 million, or 8.7%, in the first half of 2007 compared to the first half of 2006 due to severance and higher payrolls and temporary labor due to the relative increase in revenues from more labor intensive service lines. Production and distribution costs decreased $6.8 million, or 6.3%, due to lower logistics-related transportation costs and less expense related to printing materials. This decrease was partially offset by costs associated with the early termination of a lease as part of the cost cutting initiative. The shift in revenues from high production cost, less labor intensive work done at our divested print facility to more labor intensive, lower production cost work done at Aberdeen also contributed to the changes in labor and production and distribution costs. General and administrative expense increased $3.9 million, or 16.7%, due primarily to increased employee expenses including travel, recruiting and training, and bad debt expense due to timing. Depreciation and amortization expense increased $1.9 million, or 15.7%, due to additional intangible amortization related to 2006 acquisitions, primarily Aberdeen, and additional depreciation of assets related to our facility in Manila.

Shoppers

Shoppers operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2007	June 30, 2006	Change	June 30, 2007	June 30, 2006	Change
Revenues	$115,673	$124,564	-7.1%	$227,528	$238,641	-4.7%
Operating expenses	95,329	98,290	-3.0%	188,439	190,441	-1.1%

Operating income	$20,344	$26,274	-22.6%	$39,089	$48,200	-18.9%

2nd Quarter 2007 vs. 2nd Quarter 2006

Revenues

Shoppers revenues decreased $8.9 million, or 7.1%, in the second quarter of 2007 compared to the second quarter of 2006. The decrease in revenues was the result of decreased sales in established markets and the discontinuation of commercial printing operations in our Tampa facility. Our Shoppers business continues to be impacted by the difficult economic environments in California and Florida. While we believe this environment is primarily attributable to the condition of the real estate and associated financing markets in the California and Florida geographies in which we operate, the impact is affecting virtually all revenue categories. As a result we shut down approximately 600,000 of unprofitable circulation at the end of June 2007. This circulation represented approximately $1.5 million of revenue in the second quarter of 2007. After this reduction, our Shoppers circulation reached approximately 13 million in California and Florida each week. We will continue to evaluate all of our circulation performance, but do not anticipate further circulation reductions of this magnitude in the near future. Despite this circulation reduction, we continue to believe that future expansions may provide increased revenue opportunities in the long term. As our recent results reflect, newer areas initially tend to contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable than mature areas or even unprofitable until the publications in those areas mature.

Operating Expenses

Operating expenses decreased $3.0 million, or 3.0%, in the second quarter of 2007 compared to the second quarter of 2006. This decrease was partially offset by approximately $1.0 million of costs recognized in the quarter related to the circulation shut down described above. Total labor costs decreased $1.7 million, or 4.8%, due to lower incentive compensation and sales commissions related to the revenue decline. This decline was partially offset by severance and other labor costs associated with the circulation reduction. Total production costs decreased $2.2 million, or 4.2%, due primarily to decreased paper costs resulting from the discontinuation of commercial printing operations in our Tampa facility and the overall decline in revenues, and decreased postage costs due to a decline in distribution revenues. This decrease was partially offset by costs incurred to terminate a lease related to the circulation reduction. Total general and administrative costs increased $0.7 million, or 7.8%, due to higher bad debt expense due to timing, and higher insurance costs due to workers compensation experience. Depreciation and amortization expense increased $0.2 million, or 10.6%, due to increased capital expenditures in recent years to support growth and the write-off of assets related to the circulation shut down.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates increased in

January 2006. Standard postage rates increased again in May 2007. However, we changed the manner in which we address our Shoppers publications from detached cards to individual labels, and as a result our per-piece postage rates remained steady when the May 2007 rates were put in effect. Paper prices, which had been increasing since 2004, declined in the second quarter of 2007, resulting in lower production costs. Paper prices are expected to continue to decline over the second half of 2007, which will affect Shoppers’ production costs. As discussed above, at the end of June 2007 we shut down approximately 600,000 of circulation.

First Half 2007 vs. First Half 2006

Revenues

Shoppers revenues decreased $11.1 million, or 4.7%, in the first half of 2007 compared to the first half of 2006. The decrease in revenues was the result of decreased sales in established markets and the discontinuation of commercial printing operations in our Tampa facility. Our Shoppers business continues to be impacted by the difficult economic environments in California and Florida. While we believe this environment is primarily attributable to the condition of the real estate and associated financing markets in the California and Florida geographies in which we operate, the impact is affecting virtually all revenue categories. The 600,000 circulation reduction discussed above represented approximately $3.0 million of revenue in the first half of 2007.

Operating Expenses

Operating expenses decreased $2.0 million, or 1.1%, in the first half of 2007 compared to the first half of 2006. This decrease was partially offset by approximately $1.0 million of costs recognized in the second quarter related to the circulation shut down described above. Total labor costs decreased $0.5 million, or 0.7%, due to lower incentive compensation and sales commissions related to the revenue decline. This decline was partially offset by severance and other labor costs associated with the circulation reduction. Total production costs decreased $0.6 million, or 0.6%, due primarily to decreased paper costs resulting from the discontinuation of commercial printing operations in our Tampa facility and the overall decline in revenues, and decreased offload printing costs due to decreased print-and-deliver volumes. This decrease was partially offset by costs incurred to terminate a lease related to the circulation reduction. Total general and administrative costs decreased $1.2 million, or 7.0%, due to lower promotion costs and lower employee expenses including recruiting, travel, and training. Depreciation and amortization expense increased $0.3 million, or 7.9%, due to increased capital expenditures in recent years to support growth and the write-off of assets related to the circulation shut down.

General Corporate Expense

General corporate expense decreased $0.2 million, or 6.2%, during the second quarter of 2007 compared to the second quarter of 2006 due to lower incentive compensation.

General corporate expense increased $0.1 million, or 1.9%, during the first half of 2007 compared to the first half of 2006 due to increased employee expenses, primarily recruiting.

Interest Expense

Interest expense was up $2.3 million, or 222.1% in the second quarter of 2007 and $4.4 million or 235.0% in the first half of 2007 compared to the same periods in 2006. These increases are due to higher outstanding debt levels, primarily due to the repurchases of our common stock, 2006 acquisitions, and higher interest rates on borrowings in 2007 than 2006.

Interest Income

Interest income was up slightly in the second quarter and up $0.2 or 173.9% in the first half of 2007 compared to the same periods in 2006 due to normal variances in cash levels and higher interest rates on investments.

Other Income and Expense

Other net expense primarily consists of stockholder expenses and balance-based bank charges.

Income Taxes

Income tax expense decreased $4.7 million in the second quarter of 2007 and $6.5 million in the first half of 2007 compared to the same periods in 2006. The effective tax rate was 40.1% for the second quarter of 2007, up from 39.8% for the second quarter of 2006. The effective tax rate was 39.5% for the first half of 2007, up from 39.1% for the first half of 2006. For the full year 2007, we expect our effective tax rate to be 100 basis points higher than our effective tax rate for 2006, primarily as a result of a favorable resolution of a state tax matter in the third quarter of 2006 which lowered our effective tax rate in that quarter.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2007, cash and cash equivalents were $34.0 million, decreasing $4.3 million from cash and cash equivalents at December 31, 2006. This net decrease was a result of net cash provided by operating activities of $76.5 million, offset by cash used in investing activities of $13.8 million and net cash used in financing activities of $67.2 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2007 was $76.5 million, compared to $77.3 million for the first six months of 2006. The $0.8 million year-over-year decrease was attributable to lower net income, partially offset by changes within working capital assets and liabilities.

For the six months ended June 30, 2007 our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the first half of 2007 than in the first half of 2006 and a higher beginning year accounts receivable balance. Days sales outstanding of approximately 54 days at June 30, 2007 decreased from 56 days at December 31, 2006 and increased from 53 days at June 30, 2006;

•	A decrease in inventory due to sales of paper inventory related to the print operation that was sold in October 2006;

•	A decrease in prepaid expenses and other current assets due to timing of payments;

•	An increase in accounts payable due to higher insurance reserves and timing of payments;

•	A decrease in accrued payroll and related expenses due to payment of 2006 bonuses;

•	An increase in customer deposits and unearned revenue due to timing of receipts; and

•	A decrease in income taxes payable due to the timing of quarterly estimated federal and state taxes payments.

Investing Activities

Net cash used in investing activities was $13.8 million for the first half of 2007, compared to $20.4 million for the first half of 2006. The difference is the result of less capital spending and acquisition related expenditures in the first six months of 2007 than in the first six months of 2006.

Financing Activities

Net cash outflows from financing activities were $67.2 million for the six months ended June 30, 2007 compared to net cash outflows of $54.7 million for the six months ended June 30, 2006. The difference is attributable primarily to spending $13.1 million more to repurchase our common stock in the first half of 2007 than in the first half of 2006.

We consider such factors as current assets, current liabilities, total debt, revenues, operating income and cash flows from operations, investing activities and financing activities when assessing our liquidity. Our primary sources of liquidity have been cash and cash equivalents on hand and cash generated from operating activities. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing and financing requirements as they arise. Capital resources are also available from and provided through our unsecured credit facilities, a five-year $125 million revolving credit facility (the “Revolving Credit Facility”) entered into on August 12, 2005 and a five-year $195 million term loan facility (the “Term Loan Facility”) entered into on September 6, 2006, subject to the terms and conditions of these facilities.

Based on our current operational plans, we believe that our Revolving Credit Facility, together with cash provided by operating activities, will be sufficient to fund operations and anticipated capital expenditures, payments of principal and interest on our borrowings and dividends on our common stock for at least the next twelve months. As of June 30, 2007, we had $108.0 million of unused borrowing capacity under our Revolving Credit Facility. As of June 30, 2007, we did not have any unused borrowing capacity under our Term Loan Facility.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), an amendment of FASB Statements No. 87 (SFAS 87), 88 (SFAS 88), 106 (SFAS 106), and 132R (SFAS 132R) and other related accounting literature. SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end balance sheet with changes in the funded status recognized through comprehensive income. As of result of the adoption of SFAS 158 as of December 31, 2006, we recorded a noncurrent liability, representing the combined underfunded status of our pension plans, of $18.2 million dollars on our year end 2006 consolidated balance sheet.

In June 2007, the FASB’s Emerging Issues Task Force (EITF) issued EITF 06-11, “Tax Benefits from Dividends on Nonvested Stock and Option Awards”. EITF 06-11 requires the tax benefit received on dividends associated with share-based awards that are charged to retained earnings to be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. Our adoption of EITF 06-11 on January 1, 2008 is not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including interest rates on our debt and under a deferred compensation agreement and foreign exchange rates, and we monitor these risks throughout the normal course of business. As of June 30, 2007, we did not have any interest rate or foreign exchange hedging instruments in place.

Our earnings are affected by changes in short-term interest rates as a result of our Revolving Credit Facility and Term Loan Facility, both of which bear interest at variable rates based on Eurodollar rates (effective rate of 5.64% at June 30, 2007). At June 30, 2007, we had $17.0 million of debt outstanding under our Revolving Credit Facility, which has a maturity date of August 12, 2010, and $195.0 million of debt outstanding under our Term Loan Facility, which has a final maturity date of September 6, 2011. Our earnings are also affected by changes in short-term interest rates as a result of a deferred compensation agreement with our former Chief Executive Officer, which bears interest at variable rates based on Prime (effective rate of 8.25% at June 30, 2007) and has a balance of $5.6 million at June 30, 2007. Assuming the actual level of borrowing and deferred compensation balance throughout the second quarter and first half of 2007 and assuming a one percentage point increase in average interest rates, it is estimated that our net income for the quarter and six months ended June 30, 2007 would have changed by approximately $0.3 million and $0.6 million, respectively. Due to our overall debt level and deferred compensation balance at June 30, 2007, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the second quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 – 30, 2007	1,121,900	$26.98	1,121,900	2,939,591
May 1 – 31, 2007 (2)	280,700	$25.98	280,700	8,658,891
June 1 – 30, 2007	225,000	$25.66	225,000	8,433,891

Total	1,627,600	$26.62	1,627,600

(1)	During the second quarter of 2007, 1,627,600 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors authorized the repurchase of up to 61,900,000 shares of our outstanding common stock. As of June 30, 2007, we had repurchased a total of 53,466,109 shares at an average price of $19.07 per share under this program.
(2)	In May 2007, our Board of Directors increased our repurchase authorization by 6,000,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 15, 2007. At the meeting the stockholders were requested to vote on the election of the three class II directors listed below. The result of the vote was a follows:

	For	Withheld
William F. Farley	69,409,112	1,728,758
Larry Franklin	63,386,881	7,750,989
William K. Gayden	70,069,903	1,067,967

Item 6. Exhibits

See Index to Exhibits on Page 27.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 9, 2007	/s/ Richard M. Hochhauser
Date	Richard M. Hochhauser
Chief Executive Officer

August 9, 2007	/s/ Dean H. Blythe
Date	Dean H. Blythe
President and Chief Financial Officer

August 9, 2007	/s/ Jessica M. Huff
Date	Jessica M. Huff
Vice President, Finance and Chief Accounting Officer

Exhibit No.	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith