Form 10-Q
period 2007-09-30
HARTE HANKS INC
filed 2007-11-09
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value per share, 70,493,269 shares as of October 31, 2007.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2007

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets
Current assets
Cash and cash equivalents	$27,037	$38,270
Accounts receivable (less allowance for doubtful accounts of $3,679 and $3,928 at September 30, 2007 and December 31, 2006, respectively)	183,688	189,444
Inventory	6,814	7,956
Prepaid expenses	17,036	18,207
Current deferred income tax asset	14,439	17,319
Other current assets	11,769	8,779

Total current assets	260,783	279,975

Property, plant and equipment (less accumulated depreciation of $226,006 and $220,314 at September 30, 2007 and December 31, 2006, respectively)	112,219	116,591
Goodwill, net	545,449	545,347
Other intangible assets (less accumulated amortization of $9,501 and $6,826 at September 30, 2007 and December 31, 2006, respectively)	21,773	23,448
Other assets	11,636	3,924

Total assets	$951,860	$969,285

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$72,692	$58,853
Accrued payroll and related expenses	25,086	27,966
Customer deposits and unearned revenue	62,562	61,275
Income taxes payable	9,948	10,608
Other current liabilities	10,168	12,534

Total current liabilities	180,456	171,236

Long-term debt	220,000	205,000
Other long-term liabilities	104,236	99,573

Total liabilities	504,692	475,809

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 117,386,410 and 116,497,473 shares issued at September 30, 2007 and December 31, 2006, respectively	117,386	116,497
Additional paid-in capital	317,987	295,555
Retained earnings	1,123,127	1,073,395
Less treasury stock: 46,035,372 and 41,282,969 shares at cost at September 30, 2007 and December 31, 2006, respectively	(1,096,171)	(974,625)
Accumulated other comprehensive loss	(15,161)	(17,346)

Total stockholders’ equity	447,168	493,476

Total liabilities and stockholders’ equity	$951,860	$969,285

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Operating revenues	$286,696	$294,681

Operating expenses
Labor	117,589	107,966
Production and distribution	97,743	109,406
Advertising, selling, general and administrative	22,236	24,070
Depreciation and amortization	8,334	8,001
Intangible amortization	794	632

Total operating expenses	246,696	250,075

Operating income	40,000	44,606

Other expenses (income)
Interest expense	3,346	1,485
Interest income	(110)	(48)
Other, net	412	114

	3,648	1,551

Income before income taxes	36,352	43,055
Income tax expense	14,470	15,392

Net income	$21,882	$27,663

Basic earnings per common share	$0.30	$0.35

Weighted-average common shares outstanding	72,249	78,318

Diluted earnings per common share	$0.30	$0.35

Weighted-average common and common equivalent shares outstanding	73,491	79,855

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating revenues	$859,869	$871,448

Operating expenses
Labor	348,381	326,367
Production and distribution	298,285	317,395
Advertising, selling, general and administrative	67,886	67,069
Depreciation and amortization	24,948	23,326
Intangible amortization	2,675	1,567

Total operating expenses	742,175	735,724

Operating income	117,694	135,724

Other expenses (income)
Interest expense	9,603	3,353
Interest income	(414)	(159)
Other, net	766	843

	9,955	4,037

Income before income taxes	107,739	131,687
Income tax expense	42,635	50,052

Net income	$65,104	$81,635

Basic earnings per common share	$0.89	$1.02

Weighted-average common shares outstanding	73,454	79,990

Diluted earnings per common share	$0.87	$1.00

Weighted-average common and common equivalent shares outstanding	74,850	81,599

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$65,104	$81,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,948	23,326
Intangible amortization	2,675	1,567
Stock-based compensation	5,530	5,556
Excess tax benefits from stock-based compensation	(2,292)	(2,856)
Deferred income taxes	4,977	2,701
Other, net	323	1,477
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	5,173	6,199
Decrease (increase) in inventory	1,142	(1,268)
Increase in prepaid expenses and other current assets	(1,819)	(5,816)
Increase in accounts payable	13,855	20,983
Decrease in other accrued expenses and other current liabilities	(1,491)	(8,730)
Other, net	(4,014)	(4,482)

Net cash provided by operating activities	114,111	120,292

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(53,977)
Purchases of property, plant and equipment	(20,570)	(26,789)
Proceeds from sale of property, plant and equipment	117	155

Net cash used in investing activities	(20,453)	(80,611)

Cash Flows from Financing Activities
Long-term borrowings	74,000	232,000
Repayment of long-term borrowings	(59,000)	(127,000)
Issuance of common stock	14,282	9,944
Purchase of treasury stock	(121,589)	(132,766)
Issuance of treasury stock	125	153
Excess tax benefits from stock-based compensation	2,292	2,856
Dividends paid	(15,372)	(14,327)

Net cash used in financing activities	(105,262)	(29,140)

Effect of exchange rate changes on cash and cash equivalents	371	189
Net (decrease) increase in cash and cash equivalents	(11,233)	10,730
Cash and cash equivalents at beginning of year	38,270	24,561

Cash and cash equivalents at end of period	$27,037	$35,291

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2007 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2005	$115,453	$269,865	$980,505	$(782,495)	$(21,982)	$561,346
Common stock issued- employee benefit plans	201	4,277	—	—	—	4,478
Exercise of stock options for cash and by surrender of shares	843	9,679	—	(6,293)	—	4,229
Tax benefit of options exercised	—	3,769	—	—	—	3,769
Stock-based compensation	—	7,941	—	—	—	7,941
Dividends paid ($0.24 per share)	—	—	(18,902)	—	—	(18,902)
Treasury stock repurchased	—	—	—	(186,003)	—	(186,003)
Treasury stock issued	—	24	—	166	—	190
Comprehensive income:
Net income	—	—	111,792	—	—	111,792
Adjustment for minimum pension liability (net of tax expense of $16,297)	—	—	—	—	24,909	24,909
Foreign currency translation adjustment	—	—	—	—	1,290	1,290

Total comprehensive income						137,991
Adjustment to initially adopt SFAS 158 (net of tax benefit of $14,108)	—	—	—	—	(21,563)	(21,563)

Balance at December 31, 2006	$116,497	$295,555	$1,073,395	$(974,625)	$(17,346)	$493,476
Common stock issued- employee benefit plans	143	3,010	—	—	—	3,153
Exercise of stock options for cash and by surrender of shares	746	10,454	—	(69)	—	11,131
Tax benefit of options exercised	—	3,425	—	—	—	3,425
Stock-based compensation	—	5,530	—	—	—	5,530
Dividends paid ($0.21 per share)	—	—	(15,372)	—	—	(15,372)
Treasury stock repurchased	—	—	—	(121,589)	—	(121,589)
Treasury stock issued	—	13	—	112	—	125
Comprehensive income:
Net income	—	—	65,104	—	—	65,104
Adjustment to pension liability
(net of tax expense of $771)	—	—	—	—	1,179	1,179
Foreign currency translation adjustment	—	—	—	—	1,006	1,006

Total comprehensive income						67,289

Balance at September 30, 2007	$117,386	$317,987	$1,123,127	$(1,096,171)	$(15,161)	$447,168

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

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of financial statements in accordance with U.S generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

As used in this report, the terms “Harte-Hanks,” “we,” “us,” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Note B – Income Taxes

Our third quarter 2007 income tax provision of $14.5 million was calculated using an effective income tax rate of approximately 39.8%. Our first nine months 2007 income tax provision of $42.6 million was calculated using an effective income tax rate of approximately 39.6%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2007. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes and to certain expenses recorded for financial reporting purposes that are not deductible for federal income tax purposes.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. We did not recognize a change to our unrecognized tax benefits as a result of this adoption. At January 1, 2007, unrecognized tax benefits totaled $11.7 million, of which $1.1 million represents accruals for interest and penalties that were recorded as additional tax expense in accordance with our accounting policy. If recognized, $7.8 million, net of tax, would impact the effective tax rate. There have been no significant changes to these amounts during the quarter or nine months ended September 30, 2007.

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

Note C – Stock-Based Compensation

We recognized $2.0 million and $1.9 million of stock-based compensation during the three months ended September 30, 2007 and 2006, respectively. We recognized $5.5 million and $5.6 million of stock-based compensation during the nine months ended September 30, 2007 and 2006, respectively. The 2007 amounts include $0.8 million of stock-based compensation recognized during the third quarter of 2007 related to the announced retirement of our Chief Executive Officer and former President, Mr. Richard Hochhauser. At the date of the announcement, all of his unvested stock-based awards were revalued and the total unamortized value was expensed. The 2007 amounts also reflect the reversal of $0.5 million of previously recorded stock-based compensation related to performance stock units, as none of the performance goals associated with these performance stock units are expected to be achieved.

Our annual grant of stock-based awards occurred in the first quarter of 2007, which is consistent with the timing of previous annual grants. In the third quarter of 2007, we granted 0.3 million additional stock options with a weighted-average fair value of $8.18. There was no additional significant stock-based compensation activity in the third quarter of 2007.

Note D – Interest Rate Risk

We use derivative instruments to manage the risk of changes in prevailing interest rates adversely affecting future cash flows associated with our credit facilities, which had a combined outstanding balance of $220.0 million at September 30, 2007. The derivative instrument used to manage such risk is the interest rate swap. We account for interest rate swaps in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed as part of our overall market risk monitoring process by establishing and monitoring limits as to the degree of risk that may be undertaken. Credit risk occurs when a counterparty to a derivative contract in which we have an unrealized gain fails to perform according to the terms of the agreement. We minimize our credit risk by entering into transactions with counterparties that maintain high credit ratings.

For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded in other comprehensive income and is recognized as a component of interest expense in the statement of operations when the hedged item affects results of operations. The Company discontinues hedge accounting prospectively if it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur.

If hedge accounting is discontinued, the derivative instrument will continue to be carried at fair value, with changes in the fair value of the derivative instrument recognized in the current period’s results of operations. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses included in accumulated other comprehensive income will be recognized immediately in results of operations. When hedge accounting is discontinued because the derivative instrument has not been or will not continue to be highly effective as a hedge, the remaining amount in accumulated other comprehensive income is amortized into earnings over the remaining life of the derivative.

In September 2007, we entered into an interest rate swap agreement with a notional amount of $150.0 million and a two year term beginning on September 28, 2007. This interest rate swap changes the variable-rate cash flow exposure on the $150.0 million notional amount to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we receive London Interbank Offered Rate (LIBOR) based variable interest rate payments and make fixed-interest rate payments, thereby creating fixed-rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our Revolving Credit Facility and Term Loan Facility. At September 30, 2007, we have not recorded any amounts related to this swap in our financial statements as the amounts were not considered material. Going forward, we will report the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income.

On a quarterly basis, we will assess the ineffectiveness of the hedging relationship, and any gains or losses related to the ineffectiveness will be recorded as interest expense in our statement of operations. We do not expect the ineffectiveness related to our current hedging activity to be material to our financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.

We do not enter into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

We assess interest rate risk by regularly identifying and monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Note E – Earnings Per Share

Basic earnings per share is computed on the basis of the weighted number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and nonvested shares.

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2007	2006
BASIC EPS
Net Income	$21,882	$27,663

Weighted-average common shares outstanding used in earnings per share computations	72,249	78,318

Earnings per common share	$0.30	$0.35

DILUTED EPS
Net Income	$21,882	$27,663

Shares used in diluted earnings per share computations	73,491	79,855

Earnings per common share	$0.30	$0.35

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	72,249	78,318
Weighted-average common equivalent shares - dilutive effect of stock options and awards	1,242	1,537

Shares used in diluted earnings per share computations	73,491	79,855

2.6 million and 2.0 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2007 and 2006, respectively.

	Nine Months Ended September 30,
In thousands, except per share amounts	2007	2006
BASIC EPS
Net Income	$65,104	$81,635

Weighted-average common shares outstanding used in earnings per share computations	73,454	79,990

Earnings per common share	$0.89	$1.02

DILUTED EPS
Net Income	$65,104	$81,635

Shares used in diluted earnings per share computations	74,850	81,599

Earnings per common share	$0.87	$1.00

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	73,454	79,990
Weighted-average common equivalent shares - dilutive effect of stock options and awards	1,396	1,609

Shares used in diluted earnings per share computations	74,850	81,599

2.3 million and 1.9 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2007 and 2006, respectively.

Note F – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of Harte-Hanks in our two different business segments follows:

	Three Months Ended September 30,
In thousands	2007	2006
Operating revenues
Direct Marketing	$181,313	$174,122
Shoppers	105,383	120,559

Total operating revenues	$286,696	$294,681

Operating Income
Direct Marketing	$27,606	$25,276
Shoppers	17,926	22,174
Corporate Activities	(5,532)	(2,844)

Total operating income	$40,000	$44,606

Income before income taxes
Operating income	$40,000	$44,606
Interest expense	(3,346)	(1,485)
Interest income	110	48
Other, net	(412)	(114)

Total income before income taxes	$36,352	$43,055

	Nine Months Ended September 30,
In thousands	2007	2006
Operating revenues
Direct Marketing	$526,958	$512,248
Shoppers	332,911	359,200

Total operating revenues	$859,869	$871,448

Operating Income
Direct Marketing	$72,368	$74,237
Shoppers	57,015	70,374
Corporate Activities	(11,689)	(8,887)

Total operating income	$117,694	$135,724

Income before income taxes
Operating income	$117,694	$135,724
Interest expense	(9,603)	(3,353)
Interest income	414	159
Other, net	(766)	(843)

Total income before income taxes	$107,739	$131,687

Note G – Components of Net Periodic Pension Benefit Cost

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible. In conjunction with significant enhancements to our 401(k) plan, we elected to freeze benefits under this defined benefit pension plan as of December 31, 1998.

In 1994, we adopted a non-qualified, supplemental pension plan covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from our principal pension plan if it were not for limitations imposed by income tax regulations. The benefits under this supplemental pension plan will continue to accrue as if the principal pension plan had not been frozen.

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands	2007	2006
Service Cost	$191	$182
Interest Cost	1,945	1,845
Expected return on plan assets	(2,262)	(2,126)
Amortization of prior service cost	15	15
Amortization of unrecognized transition obligation	24	24
Recognized actuarial loss	612	547

Net periodic benefit cost	$525	$487

	Nine Months Ended September 30,
In thousands	2007	2006
Service Cost	$574	$579
Interest Cost	5,834	5,475
Expected return on plan assets	(6,702)	(6,131)
Amortization of prior service cost	45	46
Amortization of unrecognized transition obligation	72	72
Recognized actuarial loss	1,833	1,966

Net periodic benefit cost	$1,656	$2,007

We made a $5.0 million contribution to our frozen pension plan in May 2007 in order to obtain the Pension Benefit Guaranty Corporation full funding limit exemption. We are not required to make and do not intend to make any additional contributions to either pension plan for the remainder of 2007 other than to the extent needed to cover benefit payments related to the unfunded plan.

Note H – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended September 30,
In thousands	2007	2006
Net income	$21,882	$27,663
Other comprehensive income:
Adjustment to pension liability (net of tax of $ 258)	393	—
Foreign currency translation adjustment	619	(52)

Total comprehensive income	$22,894	$27,611

	Nine Months Ended September 30,
In thousands	2007	2006
Net income	$65,104	$81,635
Other comprehensive income:
Adjustment to pension liability (net of tax of $ 771)	1,179	—
Foreign currency translation adjustment	1,006	986

Total comprehensive income	$67,289	$82,621

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” ”seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) our financial outlook, including adjustments to our cost structure and other actions designed to improve our financial performance, (3) our expectations for our businesses and for the industries in which we operate, including with regard to the negative performance trends in our Shoppers business, (4) competitive factors, (5) acquisition and development plans, (6) our stock repurchase program, (7) expectations regarding pending legal proceedings and other contingent liabilities, and (8) other statements regarding future events, conditions or outcomes. These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange

Commission, including the factors discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K) and any updates thereto in our Forms 10-Q. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

We utilize various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. The services and products offered by Direct Marketing are tailored to specific industries or markets. Our direct marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. Depending on the needs of our clients, our direct marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients. Revenues from the Direct Marketing segment represented approximately 63% of our total revenue for the three months ended September 30, 2007.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective, local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. As of September 30, 2007, our shoppers are zoned into more than 1,000 separate editions with circulation of approximately 13 million each week in California and Florida. Our Shoppers segment also provides advertising services online through our websites, ThePennySaverUSA.com and TheFlyer.com. Revenues from the Shoppers segment represented approximately 37% of our total revenue for the three months ended September 30, 2007.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by, among other things, general national and international economic trends. Our shoppers operate in local markets and are largely affected by the strength of the local economies in California and Florida.

Our overall strategy is based on seven key elements:

•	Being a market leader in each of our businesses;

•	Increasing revenues through growing our base businesses;

•	Introducing new services and products;

•	Entering new markets and making acquisitions;

•	Using technology to create competitive advantages;

•	Employing people who understand our clients’ business and markets; and

•	Creating shareholder value.

Our principal expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

	Three months ended			Nine months ended
In thousands	September 30, 2007	September 30, 2006	Change	September 30, 2007	September 30, 2006	Change
Revenues	$286,696	$294,681	-2.7%	$859,869	$871,448	-1.3%
Operating expenses	246,696	250,075	-1.4%	742,175	735,724	0.9%

Operating income	$40,000	$44,606	-10.3%	$117,694	$135,724	-13.3%

Net income	$21,882	$27,663	-20.9%	$65,104	$81,635	-20.2%

Diluted earnings per share	$0.30	$0.35	-14.3%	$0.87	$1.00	-13.0%

3rd Quarter 2007 vs. 3rd Quarter 2006

Revenues

Consolidated revenues decreased 2.7%, to $286.7 million, and operating income decreased 10.3% to $40.0 million in the third quarter of 2007 when compared to the third quarter of 2006. Our overall results reflect decreased revenues of 12.6% from our Shoppers segment, partially offset by increased revenues of 4.1% from our Direct Marketing segment. The revenue performance from Shoppers was the result of decreased sales in established markets, primarily attributable to the challenging real estate and associated financing markets in the California and Florida geographies in which we operate, circulation reductions, and the discontinuation of commercial printing operations in our Tampa facility. Direct Marketing results reflect year-over-year double-digit growth in our high tech/telecom vertical and mid-single digit growth in our select vertical. Our financial vertical continued to struggle and showed a double-digit revenue decline.

Operating Expenses

Overall operating expenses decreased 1.4%, to $246.7 million, in the third quarter of 2007 compared to the third quarter of 2006. Operating expenses included $4.6 million of restructuring and transition costs recognized in the third quarter of 2007. The overall decrease in operating expenses was driven by decreased production and labor costs in Shoppers, attributable to the decline in Shoppers revenues. For the quarter, Shoppers operating expenses decreased $10.9 million or 11.1%, while Direct Marketing operating expenses increased $4.9 million or 3.3% and general corporate expense increased $2.7 million or 94.5%.

Net Income/Earnings Per Share

Net income decreased 20.9%, to $21.9 million, and diluted earnings per share decreased 14.3%, to $0.30 per share, in the third quarter of 2007 when compared to the third quarter of 2006. The decrease in net income was a result of decreased operating income, increased interest expense and a higher effective tax rate in the third quarter of 2007 when compared to the third quarter of 2006.

For the company as a whole, we incurred $4.6 million of expenses in the third quarter related to actions designed to improve short-term performance and better position us for longer term growth in revenue and profits. In Direct Marketing, actions in the third quarter were aimed at flattening our organizational structure to improve efficiency and bring our sales, marketing and operations closer to our customers. In Shoppers, actions in the third quarter were designed to reduce fixed costs and headcount, and included streamlining our structure from six operating units into three operating units: the California PennySaver unit, the Florida Flyer unit and the Shopper digital unit. Year-to-date we have incurred over $7.0 million of restructuring costs on a consolidated basis and we anticipate incurring additional costs in the fourth quarter of 2007. For the full year 2007, we anticipate that these costs will exceed the overall benefit we will experience as a result of these initiatives. We expect that these actions will directly reduce our cost base in 2008 by approximately $14 million, although the total change in operating expenses from 2007 to 2008 will be dependent on many different variables.

First Nine Months 2007 vs. First Nine Months 2006

Revenues

Consolidated revenues decreased 1.3%, to $859.9 million, and operating income decreased 13.3% to $117.7 million in the first nine months of 2007 when compared to the first nine months of 2006. Our overall results reflect decreased revenues of 7.3% from our Shoppers segment, partially offset by increased revenues of 2.9% from our Direct Marketing segment. The revenue performance from Shoppers was the result of decreased sales in established markets, primarily attributable to the challenging real estate and associated financing markets in the California and Florida geographies in which we operate, circulation reductions, and the discontinuation of commercial printing operations in our Tampa facility. Direct Marketing comparisons were affected by $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our customers in the financial vertical. Excluding revenues from this contract termination, Direct Marketing’s revenues in the first nine months of 2007 would have been up $21.7 million, or 4.3%, and consolidated revenues would have been down 0.5% compared to the first nine months of 2006.

Operating Expenses

Overall operating expenses increased 0.9%, to $742.2 million, in the first nine months of 2007 compared to the first nine months of 2006. This increase includes over $7.0 million of restructuring and transition costs discussed above, including approximately $1.0 million recognized in our Shoppers segment in the second quarter of 2007 related to the shut down of approximately 600,000 of unprofitable circulation at the end of June 2007. The remaining overall decrease in operating expenses was driven by decreased production and labor costs in Shoppers, attributable to the decline in Shoppers revenues. Direct Marketing operating expenses increased $16.6 million, or 3.8%, and general corporate expense increased $2.8 million or 31.5%, while Shoppers operating expenses decreased $12.9 million or 4.5%. Direct Marketing’s results were impacted by $2.4 million of operating expense recognized in the second quarter of 2006 as a result of the contract termination discussed above.

Net Income/Earnings Per Share

Net income decreased 20.2%, to $65.1 million, and diluted earnings per share decreased 13.0%, to $0.87 per share, in the first nine months of 2007 when compared to the first nine months of 2006. The decrease in net income was a result of decreased operating income, increased interest expense and a higher effective tax rate in the first nine months of 2007 when compared to the first nine months of 2006.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Nine months ended
In thousands	September 30, 2007	September 30, 2006	Change	September 30, 2007	September 30, 2006	Change
Revenues	$181,313	$174,122	4.1%	$526,958	$512,248	2.9%
Operating expenses	153,707	148,846	3.3%	454,590	438,011	3.8%

Operating income	$27,606	$25,276	9.2%	$72,368	$74,237	-2.5%

3rd Quarter 2007 vs. 3rd Quarter 2006

Revenues

Direct Marketing revenues increased $7.2 million, or 4.1%, in the third quarter of 2007 compared to the third quarter of 2006. Our high tech/telecom vertical, which was helped by our September 2006 acquisition of Aberdeen Group, Inc. (Aberdeen), was up double-digits and our select vertical grew in the mid-single digits. Our pharma/healthcare vertical was up in the low-single digits, while our retail vertical was flat in the quarter. Our financial vertical continued to struggle and was down double-digits. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. Revenues for Direct Marketing are affected by a number of factors, including general national and international economic trends.

From a service offering perspective, Direct Marketing experienced increased revenues from telesales, market research and analytics, and internet services. Partially offsetting these increases were declines in revenues from print, technical support and database processing.

The acquisition of Aberdeen in September 2006 also positively affected our revenues in the third quarter of 2007 compared to the third quarter of 2006. This positive affect was partially offset by the negative affect on third quarter revenues from the sale of a print operation in October 2006.

Future revenues will depend on, among other factors, how successful we are at growing business with existing clients, acquiring new clients, meeting client demands, and the strength of the national and international economies. We believe that in the long-term we will benefit from marketing and advertising expenditures being moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment. Standard postage rates increased in January of 2006 and again in May of 2007. Postage rates influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. While we do not expect the postal rate increases to have a significant impact on our Direct Marketing business, there is no assurance that future postal increases will not have an adverse impact on us.

Operating Expenses

Operating expenses increased $4.9 million, or 3.3%, in the third quarter of 2007 compared to the third quarter of 2006. Contributing to this increase were restructuring costs, primarily severance, of $1.6 million recognized in the third quarter of 2007. Labor costs increased $10.3 million, or 14.3%, in the third quarter of 2007 compared to the third quarter of 2006 due to severance and higher payrolls and temporary labor due to more labor intensive revenues. Production and distribution costs decreased $4.3 million, or 7.5%, due to lower logistics-related transportation costs and less expense related to printing materials. The shift in revenues from high production cost, less labor intensive work done at our divested print facility to more labor intensive, lower production cost work done at Aberdeen also contributed to the changes in labor and production and distribution costs. General and administrative expense decreased $1.4 million, or 10.0%, due primarily to decreased insurance costs. Depreciation and amortization expense increased $0.2 million, or 3.3%, due to additional intangible amortization related to 2006 acquisitions, primarily Aberdeen, and additional depreciation of assets related to our facility in Manila.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services.

First Nine Months 2007 vs. First Nine Months 2006

Revenues

Direct Marketing revenues increased $14.7 million, or 2.9%, in the first nine months of 2007 compared to the first nine months of 2006. These year-over-year comparisons were affected by $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received discussed above. Excluding revenues from this contract termination, revenues in the first nine months of 2007 would have been up $21.7 million, or 4.3%, compared to the first nine months of 2006. Our high tech/telecom vertical, which was helped by our September 2006 acquisition of Aberdeen, was up double-digits and our select vertical grew in the high-single digits. Our retail vertical was up slightly, while our pharma/healthcare vertical was flat in the first nine months. Excluding impact of the contract termination fee, our financial vertical was down in the high-single digits.

From a service offering perspective, Direct Marketing experienced increased revenues from telesales, market research and analytics, internet services, software programming and fulfillment. Partially offsetting these increases were declines in revenues from print, data and database processing, and data sales.

The acquisitions of StepDot Software GmbH in June 2006, Global Address in July 2006 and Aberdeen in September 2006 positively affected our revenues in the first nine months of 2007 compared to the first nine months of 2006. The sale of a print operation in October 2006 negatively affected our revenues in the first nine months of 2007 compared to the first nine months of 2006.

Operating Expenses

Operating expenses increased $16.6 million, or 3.8%, in the first nine months of 2007 compared to the first nine months of 2006. These results were affected by $2.4 million of operating expense recognized in the second quarter of 2006 as a result of the contract termination discussed above. Excluding the expenses related to the contract termination, operating expense increased $19.0 million, or 4.4%. The results were also affected by approximately $3.3 million of costs, primarily severance and lease termination costs, recognized in the first nine months of 2007 as part of the restructuring initiative discussed above. Labor costs increased $23.0 million, or 10.6%, in the first nine months of 2007 compared to the first nine months of 2006 due to severance and higher payrolls and temporary labor due to the relative increase in revenues from more labor intensive service lines. Production and distribution costs decreased $11.1 million, or 6.7%, due to lower logistics-related transportation costs and less expense related to printing materials. The shift in revenues from high production cost, less labor intensive work done at our divested print facility to more labor intensive, lower production cost work done at Aberdeen also contributed to the changes in labor and production and distribution costs. General and administrative expense increased $2.5 million, or 6.9%, due primarily to increased employee expenses including travel, recruiting and training, increased business service costs and higher bad debt expense due to timing. Depreciation and amortization expense increased $2.1 million, or 11.3%, due to additional intangible amortization related to 2006 acquisitions, primarily Aberdeen, and additional depreciation of assets related to our facility in Manila.

Shoppers

Shoppers operating results were as follows:

	Three months ended			Nine months ended
In thousands	September 30, 2007	September 30, 2006	Change	September 30, 2007	September 30, 2006	Change
Revenues	$105,383	$120,559	-12.6%	$332,911	$359,200	-7.3%
Operating expenses	87,457	98,385	-11.1%	275,896	288,826	-4.5%

Operating income	$17,926	$22,174	-19.2%	$57,015	$70,374	-19.0%

3rd Quarter 2007 vs. 3rd Quarter 2006

Revenues

Shoppers revenues decreased $15.2 million, or 12.6%, in the third quarter of 2007 compared to the third quarter of 2006. The decrease in revenues was the result of decreased sales in established markets, circulation reductions, and the discontinuation of commercial printing operations in our Tampa facility. Our Shoppers business continues to be impacted by the difficult economic environments primarily attributable to the condition of the real estate and associated financing markets in California and Florida. The impact has become more pronounced throughout the year, and has affected virtually all revenue categories. We see this trend continuing into at least the first part of 2008. As a result of this revenue environment, we shut down approximately 600,000 of unprofitable circulation at the end of June 2007. This circulation represented approximately $1.5 million of revenue in the second quarter of 2007. At September 30, 2007 our Shoppers circulation reached approximately 13 million in California and Florida each week. We will continue to evaluate all of our circulation performance, but do not anticipate further circulation reductions of this magnitude in the near future. Despite this recent circulation reduction, we continue to believe that future expansions may provide increased revenue opportunities in the long term. As our recent results reflect, newer areas initially tend to contribute less from a revenue-per-thousand perspective than existing areas, and in fact are typically expected to be less profitable than mature areas or even unprofitable until the publications in those areas mature.

Operating Expenses

Operating expenses decreased $10.9 million, or 11.1%, in the third quarter of 2007 compared to the third quarter of 2006. This decrease was partially offset by approximately $0.6 million of restructuring costs, primarily severance, recognized in the third quarter of 2007. Total labor costs decreased $3.1 million, or 8.9%, due to lower sales commissions related to the revenue decline and lower production payrolls due to lower circulation. This decline was partially offset by severance associated with the restructuring efforts discussed above. Total production costs decreased $7.4 million, or 14.1%, due primarily to decreased paper costs resulting from the overall decline in revenues and the discontinuation of commercial printing operations in our Tampa facility, decreased postage costs due to a decline in distribution revenues and circulation reductions, and decreased offload printing costs due to decreased print-and-deliver volumes. Total general and administrative costs decreased $0.7 million, or 7.6%, due to lower employee expenses including travel and recruiting costs. Depreciation and amortization expense increased $0.3 million, or 13.8%, due to increased capital expenditures to convert to direct shopper publication addressing in 2007 as well as those in recent years to support growth.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are somewhat variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates increased in January 2006 and again in May 2007. However, we changed the manner in which we address our Shoppers publications from detached cards to individual labels, and as a result our per-piece postage rates remained steady when the May 2007 rates were put into effect. Paper prices declined in the third quarter of 2007, resulting in lower production costs. Paper prices are expected to continue to decline over the last quarter of 2007, which will affect Shoppers’ production costs.

First Nine Months 2007 vs. First Nine Months 2006

Revenues

Shoppers revenues decreased $26.3 million, or 7.3%, in the first nine months of 2007 compared to the first nine months of 2006. The decrease in revenues was the result of decreased sales in established markets, the discontinuation of commercial printing operations in our Tampa facility, and circulation reductions. Our Shoppers business continues to be impacted by the difficult economic environments primarily attributable to the condition of the real estate and associated financing markets in California and Florida. The impact has become more pronounced throughout the year, and has affected virtually all revenue categories. The 600,000 circulation reduction at the end of June 2007 discussed above represented approximately $3.0 million of revenue in the first half of 2007.

Operating Expenses

Operating expenses decreased $12.9 million, or 4.5%, in the first nine months of 2007 compared to the first nine months of 2006. This decrease was partially offset by approximately $1.6 million of costs recognized in the first nine months of 2007 related to the restructuring and circulation shut down described above. Total labor costs decreased $3.5 million, or 3.4%, due to lower sales commissions and lower incentive compensation related to the revenue decline. This decline was partially offset by severance costs and labor investments associated with the Shopper digital unit. Total production costs decreased $8.0 million, or 5.3%, due primarily to decreased paper costs resulting from the overall decline in revenues and the discontinuation of commercial printing operations in our Tampa facility, decreased offload printing costs due to decreased print-and-deliver volumes, and decreased postage costs due to a decline in distribution revenues. This decrease was partially offset by costs incurred to terminate several office leases related to the circulation reduction. Total general and administrative costs decreased $1.9 million, or 7.2%, due to lower promotion costs and lower employee expenses including travel and recruiting costs. Depreciation and amortization expense increased $0.6 million, or 9.8%, due to increased capital expenditures in recent years to support growth and the write-off of assets related to the circulation shut down.

General Corporate Expense

General corporate expense increased $2.7 million, or 94.5%, in the third quarter of 2007, and $2.8 million, or 31.5%, in the first nine months of 2007 compared to the same periods in 2006. $2.5 million of these year-over-year increases related to compensation costs recognized during the third quarter of 2007 associated with the announced retirement of our Chief Executive Officer and former President, Mr. Richard Hochhauser. The remaining increases for the quarter and nine months primarily related to recruiting expenses.

Interest Expense

Interest expense was up $1.9 million, or 125.3%, in the third quarter of 2007, and $6.3 million, or 186.4%, in the first nine months of 2007 compared to the same periods in 2006. These increases are due to higher outstanding debt levels, primarily due to the repurchases of our common stock and 2006 acquisitions, and higher interest rates on borrowings in 2007 than 2006.

Interest Income

Interest income was up slightly in the third quarter and up $0.3 million or 160.4% in the first nine months of 2007 compared to the same periods in 2006 due to normal variances in cash levels and higher interest rates on investments.

Other Income and Expense

Other net expense primarily consists of stockholder expenses and balance-based bank charges.

Income Taxes

Income tax expense decreased $0.9 million in the third quarter of 2007 and $7.4 million in the first nine months of 2007 compared to the same periods in 2006. The effective tax rate was 39.8% for the third quarter of 2007, up from 35.7% for the third quarter of 2006. Tax expense in the third quarter of 2006 was positively impacted by manufacturing tax deductions, resulting in a lower effective tax rate in that quarter. The effective tax rate was 39.6% for the first nine months of 2007, up from 38.0% for the first nine months of 2006. Tax expense in the first nine months of 2006 was positively impacted by a favorable resolution to a state tax matter and manufacturing tax deductions, resulting in a lower effective tax rate during that 2006 period. For the full year 2007, we expect our effective tax rate to be over 100 basis points higher than our effective tax rate for 2006, primarily as a result of a favorable resolution of a state tax matter in the third quarter of 2006 which lowered our effective tax rate in that quarter.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2007, cash and cash equivalents were $27.0 million, decreasing $11.2 million from cash and cash equivalents at December 31, 2006. This net decrease was a result of net cash provided by operating activities of $114.1 million, offset by cash used in investing activities of $20.5 million and net cash used in financing activities of $105.3 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2007 was $114.1 million, compared to $120.3 million for the first nine months of 2006. The $6.2 million year-over-year decrease was attributable to lower net income, partially offset by changes within working capital assets and liabilities.

For the nine months ended September 30, 2007 our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the first nine months of 2007 than in the first nine months of 2006 and a higher beginning year accounts receivable balance. Days sales outstanding of approximately 59 days at September 30, 2007 increased from 56 days at December 31, 2006 and 57 days at September 30, 2006;

•	A decrease in inventory due to sales of paper inventory related to the print operation that was sold in October 2006;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	An increase in accounts payable due to a reclassification of a net overdraft cash position, higher insurance reserves and timing of payments;

•	A decrease in accrued payroll and related expenses due to payment of 2006 bonuses and lower accrued bonus at September 30, 2007 than at September 30, 2006 due to 2007 performance;

•	An increase in customer deposits and unearned revenue due to timing of receipts; and

•	A decrease in income taxes payable due to the timing of quarterly estimated federal and state taxes payments and lower earnings for the first nine months of 2007 than the first nine months of 2006.

Investing Activities

Net cash used in investing activities was $20.5 million for the first nine months of 2007, compared to $80.6 million for the first nine months of 2006. The difference is primarily the result of less acquisition related expenditures and capital spending in the first nine months of 2007 than in the first nine months of 2006.

Financing Activities

Net cash outflows from financing activities were $105.3 million for the nine months ended September 30, 2007 compared to net cash outflows of $29.1 million for the nine months ended September 30, 2006. The difference is attributable primarily to $90.0 million less net borrowing in the first nine months of 2007 than in the first nine months of 2006. This difference was partially offset by spending $11.2 million less to repurchase our common stock in the first nine months of 2007 than in the first nine months of 2006.

Outlook

We consider such factors as current assets, current liabilities, total debt, revenues, operating income and cash flows from operations, investing activities and financing activities when assessing our liquidity. Our primary sources of liquidity have been cash and cash equivalents on hand and cash generated from operating activities. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing and financing requirements as they arise. Capital resources are also available from and provided through our unsecured credit facilities, a five-year $125 million revolving credit facility (the “Revolving Credit Facility”) entered into on August 12, 2005, and a five-year $195 million term loan facility (the “Term Loan Facility”) entered into on September 6, 2006, subject to the terms and conditions of these facilities.

Based on our current operational plans, we believe that our Revolving Credit Facility, together with cash provided by operating activities, will be sufficient to fund operations and anticipated capital expenditures, payments of principal and interest on our borrowings and dividends on our common stock for at least the next twelve months. As of September 30, 2007, we had $100.0 million of unused borrowing capacity under our Revolving Credit Facility. As of September 30, 2007, we did not have any unused borrowing capacity under our Term Loan Facility.

We entered into an interest rate swap in September 2007. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for discussion about this swap.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We consider the following to be our critical accounting policies, as described in detail in our 2006 Form 10-K:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Reserve for healthcare, workers’ compensation, automobile and general liability;

•	Goodwill; and

•	Stock-based compensation.

There have been no material changes to the critical accounting policies described in our 2006 Form 10-K.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement only if that position meets the more-likely-than-not recognition threshold. We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize a change to our unrecognized tax benefits as a result of this adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement , (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We will adopt SFAS 157 on January 1, 2008 and we are in the process of assessing the impact of adopting this statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in interest rates related to our bank credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our Revolving Credit Facility and Term Loan Facility, both of which bear interest at variable rates based on LIBOR rates (effective rate of 5.64% at September 30, 2007). At September 30, 2007, we had $25.0 million of debt outstanding under our Revolving Credit Facility, which has a maturity date of August 12, 2010, and $195.0 million of debt outstanding under our Term Loan Facility, which has a final maturity date of September 6, 2011. In September 2007, we entered into a two-year interest rate swap with a notional value of $150 million and a fixed rate of 4.97% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt.

Assuming the actual level of borrowing throughout the third quarter and first nine months of 2007 and assuming a one percentage point increase in average interest rates, it is estimated that our net income for the quarter and nine months ended September 30, 2007 would have changed by approximately $0.3 million and $1.0 million, respectively. Due to our interest rate swap, overall debt level at September 30, 2007, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign exchange rates as a result of our operations in foreign countries, a portion of which are conducted in foreign currencies. We monitor these risks throughout the normal course of business. Due to our current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign exchange rates is significant to our overall earnings.

We do not enter into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings in the course of conducting our businesses and, from time to time, may become involved in other claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits is not currently expected to have a material adverse effect on our consolidated financial position or results of operations. Nevertheless, we cannot predict the impact of future developments affecting our pending or future claims and lawsuits.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 – 31, 2007	260,200	$25.07	260,200	8,173,691
August 1 – 31, 2007	1,010,900	$24.10	1,010,900	7,162,791
September 1 – 30, 2007	650,800	$22.23	650,800	6,511,991

Total	1,921,900	$23.60	1,921,900

(1)	During the third quarter of 2007, 1,921,900 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors authorized the repurchase of up to 61,900,000 shares of our outstanding common stock. As of September 30, 2007, we had repurchased a total of 55,388,009 shares at an average price of $19.23 per share under this program.

Item 6.	Exhibits

See Index to Exhibits on Page 29.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 9, 2007	/s/ Richard M. Hochhauser
Date	Richard M. Hochhauser
Chief Executive Officer

November 9, 2007	/s/ Dean H. Blythe
Date	Dean H. Blythe
President and Chief Financial Officer

November 9, 2007	/s/ Jessica M. Huff
Date	Jessica M. Huff
Vice President, Finance and
Chief Accounting Officer

Exhibit No.	Description of Exhibit
10.1	Transition and Consulting Agreement, dated as of August 29, 2007, by and between Harte-Hanks, Inc. and Richard Hochhauser (see Current Report on Form 8-K, filed on August 30, 2007).

10.2	Transition Agreement, dated as of August 29, 2007, by and between Harte-Hanks, Inc. and Kathy Calta (see Current Report on Form 8-K, filed on August 30, 2007).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith