Form 10-K
period 2007-12-31
HARTE HANKS INC
filed 2008-02-29
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-7120

HARTE-HANKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Concord Plaza Drive, Suite 800, San Antonio, Texas 78216

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($25.68) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007), was approximately $1,280,015,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2008 was 66,756,439 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the Company’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

Harte-Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2007

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Harte-Hanks, Inc. (Harte-Hanks) is a worldwide direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. We manage our operations through two operating segments: Direct Marketing, which operates both nationally and internationally, and Shoppers, which operates in local and regional markets in California and Florida.

Marketing today is under intense focus in many organizations. Many corporations have a chief-level executive charged with marketing who is under pressure to utilize a combination of data, technology, channels and resources to demonstrate a return on marketing investment. This has led many to use direct and targeted marketing, as accountability and measurability are hallmarks of the discipline, allowing customer insight to be leveraged to create and accelerate value. Direct Marketing, which represented 63% of our total revenues in 2007, is a leader in the movement toward highly targeted marketing. Our Shoppers business applies geographic targeting principles. Our strategy is based on six key elements:

•	Being a market leader in each of our businesses;

•	Increasing revenues through growing our base businesses;

•	Introducing new services, products and innovations;

•	Entering new markets and making acquisitions;

•	Using technology to create competitive advantages; and

•	Employing people who understand our clients’ businesses and markets;

Harte-Hanks is the successor to a newspaper business begun in Texas in the early 1920s by Houston Harte and Bernard Hanks. In 1972, Harte-Hanks went public and was listed on the New York Stock Exchange (NYSE). We became private in a leveraged buyout initiated by management in 1984. In 1993, we again went public and listed our common stock on the NYSE. In 1997, we sold all of our remaining traditional media operations (consisting of newspapers, television and radio companies) in order to focus all of our efforts on two business segments—Direct Marketing and Shoppers. See segment financial information in Note O “Business Segments” in the Notes to Consolidated Financial Statements.

Harte-Hanks provides public access to all reports filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the 1934 Act). These documents may be accessed free of charge on our website at the following address: http://www.harte-hanks.com. Since November 15, 2002, these documents have been provided as soon as practical after they are filed with the SEC. The documents may also be found at the SEC’s website at http://www.sec.gov. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and nominating and corporate governance committees. We will provide a printed copy of any of the aforementioned documents to any requesting stockholder.

DIRECT MARKETING

General

Direct marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Our Direct Marketing clients include many of the largest retailers; financial companies including banks, financing companies, mutual funds and insurance companies; high-tech and telecommunications companies; and pharmaceutical companies and healthcare organizations. Direct Marketing clients are also from such selected markets as automotive, consumer packaged goods, government/not-for-profit, business services, energy, publishing, travel/hospitality and utilities. We believe that we generally have the ability to provide services to new industries and markets by modifying our services and applications as opportunities are presented. In 2007, 2006 and 2005, Harte-Hanks Direct Marketing had revenues of $732.5 million, $709.7 million, and $694.6 million, respectively, which accounted for approximately 63%, 60%, and 61% of our total revenues, respectively.

Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients.

We use various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment by increasing their prospect and customer value through solutions and services organized around five groupings of integrated activities:

•	Information (data collection/management);

•	Opportunity (data access/utilization);

•	Insight (data analysis/interpretation);

•	Engagement (program and campaign creation and development); and

•	Interaction (program execution).

Harte-Hanks Direct Marketing uses various capabilities and technologies as enablers to capture, analyze and disseminate customer and prospect data across all points of customer contact. Using both proprietary software and open software solutions, we build contact databases for our clients using the information gained from the client’s marketing and communication activities across different media such as mail, websites, e-mail, inbound and outbound teleservices, trade shows, point-of-sale and other sources. We believe that these databases enable clients to measure the return on their marketing communications investments and make more informed decisions about future marketing efforts. We help clients manage the inquiries they receive from a myriad of sources related to their marketing efforts. These inquiries, or leads, are qualified, tracked and distributed both to appropriate sales channels and to client management for analysis, decision-making and/or additional interaction in order for clients to manage their customer and prospect relationships more effectively. These leads are also developed for business-to-business clients through our CI Technology Database and through research efforts of our Aberdeen business.

Our Direct Marketing activities often start with the development of a roadmap, followed by building customized marketing databases for specific clients and providing them with easy-to-use tools to perform analysis and to target their best customers and prospects. Using our proprietary name and address matching software, the Trillium Software System®, we investigate and standardize large numbers of customer records from multiple sources, integrate them into a single database for each client and, if needed, append demographic and lifestyle information.

Our Allink® databases are built for clients and tailored to specific market segments. These databases are moved to the client’s site or maintained at Harte-Hanks with online access from client locations. In addition to building a client’s database and providing solutions for analytics and campaign management, we perform regular database updates.

These solutions are linked to our service bureau. Our service bureau services include preparing list selections, maximizing deliverability and reducing clients’ mailing costs through our Advanced Data Quality services, including Trillium Software and Global Address capabilities in addition to sophisticated postal coding, hygiene and address updates through a non-exclusive National Change of Address license with the U.S. Postal Service.

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

Our mail tracking capability and long-standing relationship with the U.S. Postal Service assist our customer’s mailings to reach their destinations on time. By controlling the final stage of the print distribution process through its logistics operations, we facilitate the delivery of our clients’ materials while also managing costs.

Customers

Direct marketing services are marketed to specific industries or markets with services and software products tailored to each industry or market. We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications. We currently provide direct marketing services to the retail, high-tech/telecom, financial services and pharmaceutical/healthcare vertical markets, in addition to a range of selected markets. Our Direct Marketing business is not overly dependent on any one client or any group of clients. The largest client, measured in revenue, comprised 8% of total Direct Marketing revenues in 2007 and 5% of our total revenues in 2007. The largest 25 clients, measured in revenue, comprised 41% of total Direct Marketing revenues in 2007 and 26% of our total revenues in 2007.

Sales and Marketing

Our national direct marketing sales force is headquartered in Cincinnati, Ohio, with additional offices maintained throughout the United States. There are also product specific sales forces and sales groups in Europe, Australia, South America and Asia. The sales forces, with industry-specific knowledge and experience, emphasize the cross-selling of a full range of direct marketing services and are supported by employees in each sector. The overall sales focus is to position Harte-Hanks as a marketing partner offering various services and solutions (including end-to-end) as required to meet our client’s targeted marketing needs.

Direct Marketing Facilities

Direct marketing services are provided at the following facilities:

National Offices	Shawnee, Kansas
Austin, Texas	Texarkana, Texas
Baltimore, Maryland	Troy, Michigan
Billerica, Massachusetts	Wilkes-Barre, Pennsylvania
Bloomfield, Connecticut	Yardley, Pennsylvania
Boston, Massachusetts
Cincinnati, Ohio	National Markets Headquarters
Clearwater, Florida	Cincinnati, Ohio
Deerfield Beach, Florida
East Bridgewater, Massachusetts	International Offices
Fort Worth, Texas	Aldermaston, United Kingdom
Fullerton, California	Böblingen, Germany
Glen Burnie, Maryland	Bristol, United Kingdom
Grand Prairie, Texas	Frenchs Forest (Sydney), Australia
Jacksonville, Florida	Hasselt, Belgium
Lake Mary, Florida	Iasi, Romania
Langhorne, Pennsylvania	Les Ulis, France
Monroe Township, New Jersey	Madrid, Spain
New York, New York	Manila, Philippines
Ontario, California	Melbourne, Australia
Pennsauken, New Jersey	São Paulo, Brazil
Richardson, Texas	Uxbridge, United Kingdom
San Diego, California

For more information please refer to Item 2 - Properties.

Competition

Our Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. Direct marketing is a dynamic business, subject to technological advancements, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services and an evolving competitive landscape. This competition comes from numerous local, national and international direct marketing and advertising companies against whom we compete for individual projects, entire client relationships and marketing expenditures by clients and prospective clients. There are various competitive factors in our industry, including the quality and scope of services, technical and strategic expertise, the value of the services provided as compared to the price of the services, reputation and brand recognition. We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general. Failure to continually improve our current processes, advance and upgrade our technology applications and to develop new products and services in a timely and cost-effective manner could result in the loss of our clients or prospective clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth. Although we believe that our capabilities and breadth of services, combined with our national and worldwide production capability, industry focus and ability to offer a broad range of integrated services enable us to compete effectively, our business results may be adversely impacted by competition. Please refer to Item 1A, “Risk Factors” for additional information regarding risks related to competition.

Seasonality

Our Direct Marketing business is somewhat seasonal as revenues in the fourth quarter tend to be higher than revenues in other quarters during a given year. This increased revenue is a result of overall increased marketing activity prior to and during the holiday season, primarily related to our retail vertical.

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

As of December 31, 2007, Shoppers delivered approximately 13 million shopper packages in five major markets each week covering the greater Los Angeles market (Los Angeles County, Orange County, Riverside County, San Bernardino County, Ventura County and Kern County), the greater San Diego market, Northern California (San Jose, Sacramento, Stockton and Modesto), South Florida (Dade County and Broward County) and the greater Tampa market. Two editions of the shopper publication are delivered to approximately 239,000 households and businesses in South Orange County where both an “early” and “late” edition PennySaverUSA.com are published each week. Our California publications account for approximately 80% of Shoppers’ weekly circulation.

Harte-Hanks publishes 1,077 individual shopper editions each week distributed to zones with circulation of approximately 12,000 each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique delivery system gives large and small advertisers alike a cost-effective way to reach their target markets. We believe that our zoning capabilities and production technologies have enabled us to saturate and target areas in a number of ways including geographic, demographic, lifestyle, behavioral and language allowing our advertisers to effectively target their customers. Our strategy is to increase our share of local advertising in our existing circulation areas, and, over time, to increase circulation through internal expansion into contiguous areas. In 2007, 2006, and 2005, Harte-Hanks Shoppers had revenues of $430.4 million, $475.0 million, and $440.4 million, respectively, accounting for approximately 37%, 40%, and 39% of our total revenues, respectively.

As a result of the difficult economic environment in California, we shut down approximately 600,000 of unprofitable circulation at the end of June 2007. This consisted of approximately 380,000 of circulation in the greater Los Angeles market and approximately 220,000 of circulation in the Northern California market. We will continue to evaluate all of our circulation performance, but do not currently anticipate further circulation reductions of this magnitude in the near future. Despite this recent circulation reduction, we continue to believe that future expansions may provide increased revenue opportunities in the long term.

Publications

The following table sets forth certain information with respect to Shoppers publications:

		December 31, 2007
Market	Publication Name	Circulation	Number of Zones
Greater Los Angeles	PennySaverUSA.com	5,650,000	504

Northern California	PennySaverUSA.com	2,600,500	207

Greater San Diego	PennySaverUSA.com	1,887,500	157

South Florida	TheFlyer.com	1,459,500	116

Greater Tampa	TheFlyer.com	1,314,500	93

Total		12,912,000	1,077

Our Shopper publications contain classified and display advertising and are delivered by Standard Mail saturation. The typical shopper publication contains approximately 41 pages and is 7 by 9-1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; "print and deliver" single-sheet inserts designed and printed by us, coupon books, preprinted inserts, and four-color glossy flyers printed by third party printers. In addition, our Shoppers also provide advertising and other services online through our websites – PennySaverUSA.com and TheFlyer.com. PennySaverUSA.com displays the ads published in the print versions of the PennySaverUSA.com (California) and TheFlyer.com (Florida) publications, and is a leader in the aggregation of online classified ads from free community papers and shoppers across the country. It is our current policy that customers who purchase a classified ad in one of our weekly publications, also receive a posting on our website.

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

Customers

Shoppers serves both business and individual advertisers in a wide range of industries, including real estate, employment, automotive, retail, high-tech/telecom, financial services, and a number of other industries. Shoppers is not overly dependent on any one client or any group of clients. The largest client, measured in revenue, comprised 2% of total Shoppers revenue in 2007 and 1% of our total revenue in 2007. The top 25 clients in terms of revenue comprised 15% of Shoppers revenues in 2007 and 6% of our total revenues in 2007.

Sales and Marketing

We maintain local Shoppers sales offices throughout our geographic markets and employ more than 700 commissioned sales representatives who develop both targeted and saturation advertising programs for clients. The sales organization provides service to national, regional and local advertisers through its telemarketing departments and field sales representatives. Shoppers clients vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The core clients continue to be local service businesses and small retailers. We also focus our marketing efforts on larger national accounts by emphasizing our ability to deliver saturation advertising in defined zones, or even partial zones for inserts, in combination with advertising in the Shopper publication.

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

Competition

Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast, satellite and cable television, other shoppers, the internet, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve our current processes, advance and upgrade our technology applications and to develop new products and services in a timely and cost-effective manner could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services and geographic areas could adversely affect our growth. We believe that our production systems and technology, which enable us to publish separate editions in narrowly targeted zones, and our local ad content, allow us to compete effectively, particularly in large markets with high media fragmentation. However, our business results may be adversely impacted by competition. Please refer to Item 1A, “Risk Factors” for additional information regarding risks related to competition.

Seasonality

Our Shoppers business is somewhat seasonal in that revenues from the last two publication dates in December and first two to three publication dates in January each year are affected by a slowdown in advertising by businesses and individuals after the holidays. In general the second and third quarters are the highest revenue quarters for our Shopper business.

U.S. AND FOREIGN GOVERNMENT REGULATIONS

As a company with business activities around the world, we are subject to a variety of domestic and international legal and regulatory requirements that impact our business, including, for example, regulations governing consumer protection and unfair business practices, contracts, e-commerce, intellectual property, labor and employment, securities, tax, and other laws that are generally applicable to commercial activities.

We are also subject to, or affected by, numerous domestic and foreign laws, regulations and industry standards that regulate direct marketing activities, including those that address privacy, data security and unsolicited marketing communications. Examples of some of these laws and regulations that may be applied to, or affect, our business or the businesses of our clients include the following:

•

The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act (GLB), which, among other things, regulates the use for marketing purposes of non-public personal financial information of consumers that is held by financial institutions. Although Harte-Hanks is not considered a financial institution, many of our clients are subject to the GLB. The GLB also includes rules relating to the physical, administrative and technological protection of non-public personal financial information.

•

The Health Insurance Portability and Accountability Act of 1996 (HIPAA), which regulates the use of personal health information for marketing purposes and requires reasonable safeguards designed to prevent intentional or unintentional use or disclosure of protected health information.

•

Federal and state laws governing the use of the Internet and regulating telemarketing, including the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM), which regulates commercial email and requires that commercial emails give recipients an opt-out method. Telemarketing activities are regulated by, among other requirements, the Federal Trade Commission’s Telemarketing Sales Rule (TSR), the Federal Communications Commission’s Telephone Consumer Protection Act (TCPA) and various state do-not-call laws.

•

A number of states in the U.S. have passed versions of security breach notification laws, which generally require timely notifications to affected persons in the event of data security breaches or other unauthorized access to certain types of protected personal data.

•	The Fair Credit Reporting Act (FCRA), which governs among other things, the sharing of consumer report information, access to credit scores, and requirements for users of consumer report information.

•

The Fair and Accurate Credit Transactions Act of 2003 (FACT Act), which amended the FCRA and requires, among other things, consumer credit report notice requirements for creditors that use consumer credit report information in connection with risk-based credit pricing actions and also prohibits a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes, subject to certain exceptions.

•

The European Union (EU) data protection laws, including the comprehensive EU Directive on Data Protection (1995), which imposes a number of obligations with respect to use of personal data, and includes a prohibition on the transfer of personal information from the EU to other countries that do not provide consumers with an “adequate” level of privacy or security. The EU standard for adequacy is generally stricter and more comprehensive than that of the U.S. and most other countries.

There are additional consumer protection, privacy and data security regulations domestically and in other countries in which we or our clients do business. These laws regulate the collection, use, disclosure and retention of personal data and may require consent from consumers and grant consumers other rights, such as the ability to access their personal data and to correct information in the possession of data controllers. We and many of our clients also belong to trade associations that impose guidelines that regulate direct marketing activities, such as the Direct Marketing Association’s Commitment to Consumer Choice.

Federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products. We anticipate that such proposals will continue to be introduced in the future, some of which may be adopted. In addition, our business may be affected by the impact of these restrictions on our clients and their marketing activities. These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications. For example, many states are considering implementing do-not-mail legislation that could impact our Direct Marketing and Shoppers businesses and the businesses of our clients and customers. In addition, public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

We cannot predict the scope of any new legislation, regulations or industry guidelines or how courts may interpret existing and new laws. Additionally, enforcement priorities by governmental authorities may change and also impact our business. Compliance with regulations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with our compliance. There could be a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations, the issuance of judicial or governmental interpretations, enforcement priorities of governmental agencies or a change in customs arising from public concern over consumer privacy and data security issues.

INTELLECTUAL PROPERTY RIGHTS

Our intellectual property assets include, for example, trademarks and service marks that identify our company and our products and services, software and other technology that we develop, our proprietary collections of data and intellectual property licensed from third parties, such as prospect list providers. We generally seek to protect our intellectual property through a combination of license agreements and trademark, service mark, copyright, patent and trade secret laws. We also enter into confidentiality agreements with many of our employees, vendors and clients and seek to limit access to and distribution of intellectual property and other proprietary information. We pursue the protection of our trademarks and other intellectual property in the United States and internationally. We have also filed certain patent applications in the United States.

Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary information and technology. Monitoring unauthorized use of our intellectual property is difficult and unauthorized use of our intellectual property may occur. We cannot be certain that patents or trademark registrations will be issued, nor can we be certain that any issued patents or trademark registrations will give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. In addition, others may develop competing technologies or databases on their own. Moreover, there is no assurance that our confidentiality agreements with our employees or third parties will be sufficient to protect our intellectual property and proprietary information.

We may also be subject to infringement claims against us by third parties and may incur substantial costs and devote significant management resources in responding to such claims. We are obligated under some agreements to indemnify our clients as a result of claims that we infringe on the proprietary rights of third parties. These costs and diversions could cause our business to suffer. If any party asserts an infringement claim, we may need to obtain licenses to the disputed intellectual property. We cannot assure you, however, that we will be able to obtain these licenses on commercially reasonable terms or that we will be able to obtain any licenses at all. The failure to obtain necessary licenses or other rights may have an adverse affect on our ability to provide our products and services.

EMPLOYEES

As of December 31, 2007, Harte-Hanks employed 6,579 full-time employees and 447 part-time employees, as follows: Direct Marketing – 4,365 full-time and 105 part-time employees; Shoppers – 2,193 full-time and 341 part-time employees; and corporate office – 21 full-time employees and 1 part-time employee. None of the work force is represented by labor unions. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (1933 Act) and Section 21E of the 1934 Act. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) our financial outlook, (3) planned adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, (4) expectations for our businesses and for the industries in which we operate, including with regard to the recent negative performance trends in our Shoppers business, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes.

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the SEC, including the factors discussed below in this "Item 1A. Risk Factors" and any updates thereto in our Forms 10-Q. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

In addition to the information set forth elsewhere in this report, including in the MD&A section, the factors described below should be considered carefully in making any investment decisions with respect to our securities. The risks described below are not the only ones we face or may face in the future. Additional risks and uncertainties that are not presently anticipated, or that we may currently believe are immaterial, could also impair our business operations and financial performance.

We face significant competition for individual projects, entire client relationships and advertising dollars in general.

Our Direct Marketing business faces significant competition in all of its offerings and within each of its vertical markets. Direct marketing is a dynamic business, subject to technological advancements, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services and an evolving competitive landscape. This competition comes from numerous local, national and international direct marketing and advertising companies against whom we compete for individual projects, entire client relationships and marketing expenditures by clients and prospective clients. We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general. In addition, our ability to attract new clients and to retain existing clients may, in some cases, be limited by clients’ policies on or perceptions of conflicts of interest. These policies can prevent us from performing similar services for competing products or companies. Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast, satellite and cable television, other shoppers, the internet, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Our failure to improve our current processes or to develop new products and services could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth.

Current and future competitors may have significantly greater financial and other resources than we do, and they may sell competing products and services at lower prices or at lower profit margins, resulting in pressures on our prices and margins.

The sizes of our competitors vary across market segments. Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins. Some of our competitors also may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale. Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new customers on favorable terms.

We must maintain technological competitiveness, continually improve our processes and develop and introduce new products and services in a timely and cost-effective manner.

We believe that our success depends on, among other things, maintaining technological competitiveness in our Direct Marketing and Shopper products, processing functionality and software systems and services. Technology changes rapidly and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the Internet. Advances in information technology may result in changing client preferences for products and product delivery formats in our industry. We must continually improve our current processes and develop and introduce new products and services in order to match our competitors’ technological developments and other improvements in competing product and service offerings and the increasingly sophisticated requirements of our clients. We may be unable to successfully identify, develop and bring new and enhanced services and products to market in a timely and cost-effective manner, such services and products may not be commercially successful and services, products and technologies developed by others may render our services and products noncompetitive or obsolete.

Our success depends on our ability to consistently and effectively deliver our products and services to our clients.

Our success depends on our ability to effectively and consistently staff and execute client engagements within the agreed upon timeframe and budget. Depending on the needs of our clients, our Direct Marketing engagements may require customization, integration and coordination of a number of complex product and service offerings and execution across many of our facilities worldwide. Moreover, in some of our engagements, we rely on subcontractors and other third parties to provide a portion of our overall services, and we cannot guarantee that these third parties will effectively deliver their services or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact our ability to provide our products and services. Our failure to effectively and timely staff, coordinate and execute our client engagements may adversely impact existing client relationships, the amount or timing of payments from our clients, our reputation in the marketplace and ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our Direct Marketing clients and other customers may not provide us with sufficient protections against claims for lost profits or other claims for damages.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our prospects depend in large part upon our ability to attract, train and retain experienced technical, client services, sales, consulting, research and development, marketing, administrative and management personnel. While the demand for personnel is dependent on employment levels, competitive factors and general economic conditions, qualified personnel historically have been in great demand and from time to time and in the foreseeable future may remain a limited resource. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position or operating results.

We have previously experienced, and may experience in the future, reduced demand for our products and services because of general economic conditions, the financial conditions and marketing budgets of our clients and other factors that may impact the industry verticals that we serve.

Economic downturns often severely affect the marketing services industry. In the past, our customers have responded, and may respond in the future, to weak economic conditions by reducing their marketing budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses. In addition, revenues from our Shoppers business are largely dependent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national, regional and international economies and business conditions. A lasting economic recession or downturn in the United States economy and the economies we operate in abroad, could have material adverse effects on our business, financial position or operating results. Similarly, there may be industry or company-specific factors that negatively impact our clients and prospective clients or their industries and result in reduced demand for our products and services. We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve.

Our Shoppers business is geographically concentrated and is subject to the California and Florida economies.

Our Shoppers business is concentrated geographically in California and Florida. An economic downturn in these states or a large disaster, such as a flood, hurricane, earthquake or other disaster or condition that disables our facilities, immobilizes the United States Postal Service or causes a significant negative change in the economies of these regions, could have a material adverse effect on our business, financial position or operating results.

Our business plan requires us to effectively manage our costs. If we do not achieve our cost management objectives, our financial results could be adversely affected.

Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditures across our operations. To the extent that we do not effectively manage our costs, our financial results may be adversely affected.

Privacy, security and other direct marketing regulatory requirements may prevent or impair our ability to offer our products and services.

We are subject to, or affected by, numerous laws, regulations and industry standards that regulate direct marketing activities, including those that address privacy, data security and unsolicited marketing communications. Please refer to the section above entitled, “U.S. and Foreign Government Regulations,” for additional information regarding these regulations.

Federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products. We anticipate that such proposals will continue to be introduced in the future, some of which may be adopted. In addition, our business may be affected by the impact of these restrictions on our clients and their marketing activities. These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications. For example, many states are considering implementing do-not-mail legislation that could impact our Direct Marketing and Shoppers businesses and the businesses of our clients and customers. In addition, public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

We cannot predict the scope of any new legislation, regulations or industry guidelines or how courts may interpret existing and new laws. Additionally, enforcement priorities by governmental authorities may change and also impact our business. Compliance with regulations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with our compliance. There could be a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations, the issuance of judicial or governmental interpretations, enforcement priorities of governmental agencies or a change in customs arising from public concern over consumer privacy and data security issues.

Consumer perceptions regarding the privacy and security of their data may prevent or impair our ability to offer our products and services.

Pursuant to various federal, state, foreign and industry regulations, consumers have control as to how certain data regarding them is collected, used and shared for marketing purposes. If due to privacy or security concerns, consumers exercise their ability to prevent such data collection, use or sharing, this may impair our ability to provide direct marketing to those consumers and limit our clients’ requirements for our services. Additionally, privacy and security concerns may limit consumers’ voluntarily providing data to our customers or marketing companies. Some of our services depend on voluntarily provided data and may be impaired without such data.

Our reputation and business results may be adversely impacted if we, or subcontractors upon whom we rely, do not effectively protect sensitive personal information of our clients and our clients’ customers.

Current privacy and data security laws and industry standards impact the manner in which we capture, handle, analyze and disseminate customer and prospect data as part of our client engagements. In many instances, client contracts also mandate privacy and security practices. If we fail to effectively protect and control sensitive personal information (such as personal health information, social security numbers or credit card numbers) of our clients and their customers or prospects in accordance with these requirements, we may incur significant expenses, suffer reputational harm and loss of business, and, in certain cases, be subjected to regulatory or governmental sanctions or litigation. These risks may be increased due to our reliance on subcontractors and other third parties in providing a portion of our overall services in certain engagements. We cannot guarantee that these third parties will effectively protect and handle sensitive personal information or other confidential information, or that we will have adequate recourse against these third parties in that event.

We may not be able to adequately protect our information systems.

Our ability to protect our information systems against damage from a data loss, security breach, computer virus, fire, power loss, telecommunications failure or other disaster is critical to our future success. Some of these systems may be outsourced to third-party providers from time to time. Any damage to our information systems that causes interruptions in our operations or a loss of data could affect our ability to meet our clients' requirements, which could have a material adverse effect on our business, financial position or operating results. While we take precautions to protect our information systems, such measures may not be effective and existing measures may become inadequate because of changes in future conditions.

Breaches of security, or the perception that e-commerce is not secure, could harm our business and reputation.

Business-to-business and business-to-consumer electronic commerce, including that which is Internet-based, requires the secure transmission of confidential information over public networks. Some of our products and services are accessed through the Internet. Security breaches in connection with the delivery of our products and services, or well-publicized security breaches that may affect us or our industry, such as database intrusion, could be detrimental to our business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the information systems that access our products, services and proprietary database information.

Data suppliers could withdraw data that we rely on for our products and services.

We purchase or license much of the data we use. There could be a material adverse impact on our Direct Marketing business if owners of the data we use were to withdraw or cease to allow access to the data, or materially restrict the authorized uses of their data. Data providers could withdraw their data if there is a competitive reason to do so, if there is pressure from the consumer community or if additional legislation is passed restricting the use of the data. We also rely upon data from other external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public record sources. If a substantial number of data providers or other key data sources were to withdraw or restrict their data, if we were to lose access to data due to government regulation, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially adversely affected, which could result in decreased revenues, net income and earnings per share.

We must successfully evaluate acquisition targets and integrate acquisitions.

We frequently evaluate acquisition opportunities to expand our product and service offerings and geographic locations, including potential international acquisitions. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, we may be unable to achieve the profitability goals, synergies and other objectives initially sought in acquisitions, and any acquired assets, data or businesses may not be successfully integrated into our operations. Acquisitions may result in the impairment of relationships with employees and customers. Moreover, although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks and we may incur unanticipated liabilities and expenses as a result of our acquisition activities. The failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions into existing operations could result in not achieving planned revenue growth and could negatively impact our net income and earnings per share.

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

Our Shoppers and Direct Marketing services depend on the United States Postal Service to deliver products. Our Shoppers are delivered by Standard Mail, and postage is the second largest expense, behind payroll, in our Shoppers business. Standard postage rates have increased in recent years and are expected to increase again in the first half of 2008. Overall Shoppers postage costs may increase as a result of increases in postage rates, circulation and insert volumes. Postage rates also influence the demand for our Direct Marketing services even though the cost of mailings is typically borne by our clients and is not directly reflected in our revenues or expenses. Accordingly, future postal increases or disruptions in the operations of the U.S. Postal Service may have an adverse impact on us.

Our indebtedness may adversely impact our ability to react to changes in our business or changes in general economic conditions.

The amount of our indebtedness and the terms under which we have borrowed money under our credit facilities or other agreements could have important consequences for our business. Our debt covenants require that we maintain certain financial measures and ratios. As a result of these covenants and ratios, we may be limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with these restrictions or to maintain the financial measures and ratios contained in the debt agreements could lead to an event of default that could result in an acceleration of outstanding indebtedness. In addition, the amount and terms of our indebtedness could:

•

limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, including limiting our ability to invest in our strategic initiatives, and, consequently, place us at a competitive disadvantage;

•	reduce the availability of our cash flows that would otherwise be available to fund working capital, capital expenditures, acquisitions and other general corporate purposes; and

•

result in higher interest expense in the event of increases in interest rates because some of our borrowings are at variable rates of interest, as discussed below under “Interest rate increases could affect our results of operations, cash flows and financial position.”

We may incur additional indebtedness in the future and, if new debt is added to our current debt levels, the above risks could be increased.

Interest rate increases could affect our results of operations, cash flows and financial position.

Interest rate movements in Europe and the United States can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents. Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically Eurodollar rates due to their impact on interest related to our credit facilities. As of December 31, 2007, we had $259.1 million of debt outstanding, all of which was at variable interest rates. We manage a portion of our interest rate exposures by entering into an interest rate swap for a total notional amount of $150.0 million, resulting in a net amount of $109.1 million of variable-rate debt at December 31, 2007. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates. We also have exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position or operating results.

We could fail to adequately protect our intellectual property rights and may face claims for intellectual property infringement.

Our ability to compete effectively depends in part on the protection of our technology, products, services and brands through intellectual property right protections, including patents, copyrights, database rights, trade secrets and trademarks. The extent to which such rights can be protected and enforced varies in different jurisdictions. There is also a risk of litigation relating to our use or future use of intellectual property rights of third parties. Third-party infringement claims and any related litigation against us could subject us to liability for damages, restrict us from using and providing our technologies, products or services or operating our business generally, or require changes to be made to our technologies, products and services. Please refer to the section above entitled, “Intellectual Property Rights,” for additional information regarding our intellectual property and associated risks.

Our international operations subject us to risks associated with operations outside the U.S.

Harte Hanks Direct Marketing conducts business outside of the United States. During 2007, approximately 8.5% of Harte Hanks Direct Marketing’s revenues were derived from businesses outside the United States, primarily Europe, Asia and South America. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

•	social, economic and political instability;

•	changes in U.S. and foreign governmental legal requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	inflation;

•	the potential for nationalization of enterprises;

•	potentially adverse tax treatment;

•	less favorable foreign intellectual property laws that would make it more difficult to protect our intellectual properties from appropriation by competitors;

•	more onerous or differing data privacy and security requirements or other marketing regulations;

•	longer payment cycles for sales in foreign countries; and

•	the costs and difficulties of managing international operations.

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

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives and that no system of internal controls can be designed to provide absolute assurance of effectiveness. If we fail to maintain a system of effective internal controls, it could have a material adverse effect on our business, financial position or operating results. Additionally, adverse publicity related to a failure in our internal controls over financial reporting could have a negative impact on our reputation and business.

Fluctuation in our revenue and operating results may impact our stock price.

From time to time, we may provide forward-looking statements regarding our anticipated or targeted financial and operating performance, including with respect to our earnings per share and revenue growth. Fluctuations in our quarterly revenues and operating results in any future period that fall below the performance indicated by our forward-looking statements or the expectations of securities analysts and investors could cause a decline in our stock price. These fluctuations could be caused by a variety of factors, including unanticipated variations in the size, budget, or progress toward the completion of our engagements, variability in the market demand for our services, client consolidations, the unanticipated termination of several major client engagements or other factors discussed in this Item 1A. “Risk Factors.”

The granting of stock-based awards to our employees affects our expenses and our stock price.

Effective January 1, 2006, we became subject to new stock-based compensation accounting rules that require that compensation costs related to stock-based payment transactions, including stock options, restricted stock and performance stock units, be recognized in our financial statements. Previously, we accounted for stock-based compensation of employees using the intrinsic value method, which resulted in no compensation expense charged against income for stock option grants to employees where the exercise price was equal to the market price of the underlying stock at the date of grant. Beginning January 1, 2006, grants of options, stock or other forms of equity have been recognized as compensation expense in our statement of operations, increasing our reported expenses for the same activities and negatively impacting our earnings per share. These increased expenses could affect the price of our common shares.

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

Our headquarters are located in San Antonio, Texas and we occupy approximately 17,000 square feet of leased premises at that location. Our business is conducted in facilities worldwide containing aggregate space of approximately 3.6 million square feet. Approximately 3.4 million square feet are held under leases, which expire at dates through 2023. The balance of the properties, used in our Southern California Shopper operations and Hasselt, Belgium Direct Marketing operations, are owned.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal proceedings in the course of conducting our businesses and, from time to time, we may become involved in additional claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits is not currently expected to have a material effect on our consolidated financial position or results of operations. Nevertheless, we cannot predict the impact of future developments affecting our pending or future claims and lawsuits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE (symbol: HHS). The reported high and low quarterly sales price ranges for 2007 and 2006 were as follows:

	2007		2006
	High	Low	High	Low
First Quarter	28.78	25.81	31.00	25.60
Second Quarter	27.85	25.07	28.21	24.33
Third Quarter	26.67	19.62	27.17	22.35
Fourth Quarter	20.52	15.50	27.84	25.03

In 2007, quarterly dividends were paid at the rate of 7.0 cents per share. In 2006, quarterly dividends were paid at the rate of 6.0 cents per share.

In January 2008, we announced an increase in the regular quarterly dividend from 7.0 cents per share to 7.5 cents per share, payable March 14, 2008 to holders of record on February 29, 2008.

As of February 1, 2008, there are approximately 2,750 holders of record.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our equity securities during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
October 1 – 31, 2007	860,000	$18.69	860,000	5,651,991
November 1 – 30, 2007	1,564,136	$16.61	1,451,300	4,200,691
December 1 – 31, 2007(3)	1,300,000	$16.97	1,300,000	2,900,691

Total	3,724,136	$17.21	3,611,300

(1)	During the fourth quarter of 2007, 3,611,300 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program shares can be purchased in the open market or through privately negotiated transactions. As of December 31, 2007, our Board had authorized the repurchase of up to 61.9 million shares of our outstanding common stock. As of December 31, 2007, we had repurchased a total of 59.0 million shares at an average price of $19.11 per share under this program.
(2)	Subsequent to year end, on January 29, 2008, our Board authorized an additional 12.5 million shares under our stock repurchase program, bringing the total repurchase authorization to 74.4 million shares.
(3)	On December 10, 2007, we purchased 0.1 million shares of our common stock from The Shelton Family Foundation (Foundation) and 0.1 million shares of our common stock from The Scottie Ann Shelton Trust (Trust). These purchases were made at a price of $16.93 per share (the closing price per share of our common stock on December 10, 2007). Mr. Larry D. Franklin, the Chairman of our Board of Directors, and David L. Copeland, a member of our Board of Directors, both served as directors on the Foundation and trustees of the Trust at the time of these purchases and both disclaim beneficial ownership of any shares held by the Foundation or the Trust. In January 2008, Mr. Franklin resigned from the Board of the Foundation.

Comparison of Stockholder Returns

The material under this heading is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

The following graph compares the cumulative total return of our common stock during the period December 31, 2002 to December 31, 2007 with the Standard & Poor’s 500 Stock Index (S&P 500 Index) and with two peer groups. We made modifications to our peer group in this 2007 Annual Report on Form 10-K compared to our previous peer group in order to be consistent with the modified 2008 peer group used by our Compensation Committee in evaluating management compensation.

Our former peer group included Acxiom Corporation, Catalina Marketing Corporation, Choicepoint, Inc., Convergys Corporation, Equifax, Inc., Fair Isaac and Company, Incorporated, infoUSA, Inc., Sykes Enterprises, Incorporated, and Teletech Holdings, Inc.

Our current peer group includes Acxiom Corporation, Alliance Data Systems Corporation, Catalina Marketing Corporation, Choicepoint, Inc., Consolidated Graphics, Inc., Dun & Bradstreet Corporation, Equifax, Inc., Fair Isaac and Company, Incorporated, ICT Group, Inc., infoUSA, Inc., Interpublic Group of Companies, Inc., PC Mall, Inc., R.H. Donnelley Corporation, Source Interlink Companies, Inc., Sykes Enterprises, Incorporated, Teletech Holdings, Inc., Valassis Communications, Inc., ValueClick, Inc., and Viad Corp.

The S&P Index includes 500 United States companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The peer groups are also weighted by market capitalization.

The graph depicts the results of investing $100 in our common stock, the S&P 500 Index and the peer groups at closing prices on December 31, 2002.

	Base Period Dec-02	Years Ending
		Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
Harte-Hanks, Inc.	100	117.23	140.97	144.25	152.80	96.64
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
New Peer Group	100	121.11	143.30	142.51	166.03	140.12
Old Peer Group	100	112.11	129.12	142.27	158.91	128.32

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Financial Summary

In thousands, except per share amounts	2007	2006	2005	2004	2003
Statement of Operations Data
Revenues	$1,162,886	$1,184,688	$1,134,993	$1,030,461	$944,576
Operating expenses
Payroll, production and distribution	871,468	874,088	825,568	755,715	692,170
Advertising, selling, general and administrative	89,787	90,516	88,067	80,682	75,886
Depreciation	33,195	31,566	29,918	28,169	29,433
Intangible amortization	3,509	2,466	1,427	600	600

Total operating expenses	997,959	998,636	944,980	865,166	798,089

Operating income	164,927	186,052	190,013	165,295	146,487
Interest expense, net	12,453	6,102	1,760	679	687
Net Income	$92,640	$111,792	$114,458	$97,568	$87,362
Earnings per common share—diluted	$1.26	$1.39	$1.34	$1.11	$0.97
Cash dividends per common share	$0.28	$0.24	$0.20	$0.16	$0.12
Weighted-average common and common equivalent shares outstanding—diluted	73,703	80,646	85,406	87,806	89,982

Segment Data
Revenues
Direct Marketing	$732,461	$709,728	$694,558	$641,214	$584,804
Shoppers	430,425	474,960	440,435	389,247	359,772

Total revenues	$1,162,886	$1,184,688	$1,134,993	$1,030,461	$944,576

Operating income
Direct Marketing	$108,796	$109,458	$108,095	$90,856	$76,641
Shoppers	70,784	88,814	94,231	85,857	78,007
General corporate	(14,653)	(12,220)	(12,313)	(11,418)	(8,161)

Total operating income	$164,927	$186,052	$190,013	$165,295	$146,487

Capital expenditures	$28,217	$33,708	$28,215	$35,146	$31,915

Balance sheet data (at end of period)
Property, plant and equipment, net	$112,354	$116,591	$112,911	$113,770	$97,747
Goodwill and other intangibles, net	564,522	568,795	519,419	460,238	439,823
Total assets	951,926	969,285	889,663	828,353	759,130
Total long-term debt	259,125	205,000	62,000	—	5,000
Total stockholders’ equity	$408,512	$493,476	$561,346	$571,799	$555,598

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note About Forward-Looking Statements

This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by the cautionary note included under Item 1A. above, which is provided pursuant to the safe harbor provisions of Section 27A of the 1933 Act and Section 21E of the 1934 Act. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

In 2007, Harte-Hanks Direct Marketing had revenues of $732.5 million, which accounted for approximately 63% of our total revenues. Direct Marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We believe that we are generally able to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients.

We use various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment by increasing their prospect and customer value through solutions and services organized around five groupings of integrated activities:

•	Information (data collection/management);

•	Opportunity (data access/utilization);

•	Insight (data analysis/interpretation);

•	Engagement (program and campaign creation and development); and

•	Interaction (program execution).

We execute these activities by providing a range of products and services including:

•	Database design and development;

•	Data processing and service bureau;

•	Software;

•	Data enhancements and list brokerage;

•	Analytics, modeling, research and strategy;

•	E-Care including online technical support and inbound email management;

•	Events management including registration and promotion;

•	Website design, management and hosting services;

•	Loyalty program management;

•	Sales lead management;

•	Web-based database marketing;

•	Technology databases;

•	Creative services;

•	Traditional and interactive media planning, placement and buying;

•	Fulfillment and distribution;

•	Graphics and printing solutions;

•	Inbound and outbound telemarketing including telesales and order processing;

•	Lettershop services including laser personalization;

•	Logistics; and

•	Email marketing.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, ThePennySaverUSA.com and TheFlyer.com. PennySaverUSA.com displays the ads published in the print versions of the PennySaverUSA.com (California) and TheFlyer.com (Florida) publications, and is a leader in the aggregation of online classified ads from free community papers and shoppers across the country. In 2007, our Shoppers segment had revenues of $430.4 million, which represented 37% of our total revenue.

As of December 31, 2007, our Shoppers are zoned into 1,077 separate editions with total circulation of approximately 13 million in California and Florida each week. As a result of the difficult economic environment in California, we shut down approximately 600,000 of unprofitable circulation at the end of June 2007. This consisted of approximately 380,000 of circulation in the greater Los Angeles market and approximately 220,000 of circulation in the Northern California market. We will continue to evaluate all of our circulation performance, but do not currently anticipate further circulation reductions of this magnitude in the near future. Despite this recent circulation reduction, we continue to believe that future expansions may provide increased revenue opportunities in the long term.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Our Shoppers operate in regional markets in California and Florida and are largely affected by the strength of the local economies.

Our overall strategy is based on six key elements:

•	Being a market leader in each of our businesses;

•	Increasing revenues through growing our base businesses;

•	Introducing new services and products;

•	Entering new markets and making acquisitions;

•	Using technology to create competitive advantages; and

•	Employing people who understand our clients’ business and markets.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands except per share amounts	2007	% Change	2006	% Change	2005
Revenues	$1,162,886	-1.8	$1,184,688	4.4	$1,134,993
Operating expenses	997,959	-0.1	998,636	5.7	944,980

Operating income	$164,927	-11.4	$186,052	-2.1	$190,013

Net income	$92,640	-17.1	$111,792	-2.3	$114,458

Diluted earnings per share	$1.26	-9.4	$1.39	3.7	$1.34

Year ended December 31, 2007 vs. Year ended December 31, 2006

Revenues

Consolidated revenues decreased 1.8%, to $1,162.9 million, in 2007 when compared to 2006. Our overall results reflect decreased revenues of 9.4% from our Shoppers segment, partially offset by increased revenues of 3.2% from our Direct Marketing segment. The revenue performance from Shoppers was the result of decreased sales in established markets, primarily attributable to the challenging economic environments in the California and Florida geographies in which we operate, circulation reductions, and the discontinuation of commercial printing operations in our Tampa facility. Direct Marketing comparisons were affected by $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our customers in the financial vertical. Excluding revenues from this contract termination, Direct Marketing’s revenues in 2007 were up $29.7 million, or 4.2%, and consolidated revenues would have been down 1.3% compared to 2006.

Operating Expenses

Overall operating expenses decreased 0.1%, to $998.0 million, in 2007 compared to 2006. This year-over-year change includes $8.4 million of restructuring and transition costs, including compensation costs recognized during the third quarter of 2007 associated with the announced retirement of our former President and Chief Executive Officer, severance in both businesses and approximately $1.0 million recognized in our Shoppers segment in the second quarter of 2007 related to the shut down of approximately 600,000 of unprofitable circulation at the end of June 2007. The remaining overall decrease in operating expenses was driven by decreased production and labor costs in Shoppers, attributable to the decline in Shoppers revenues. Direct Marketing operating expenses increased $23.4 million, or 3.9%, and general corporate expense increased $2.4 million or 19.9%, while Shoppers operating expenses decreased $26.5 million or 6.9%. Direct Marketing’s results were impacted by $2.4 million of operating expense recognized in the second quarter of 2006 as a result of the contract termination discussed above.

Net Income/Earnings Per Share

Net income decreased 17.1%, to $92.6 million, while diluted earnings per share were down 9.4%, to $1.26 per share, in 2007 when compared to 2006. The decrease in net income was a result of decreased operating income, increased interest expense, and a higher effective tax rate in 2007 when compared to 2006.

On a consolidated basis, we incurred $8.4 million of expenses in 2007 related to actions designed to improve short-term performance and better position us for longer-term growth in revenue and profits. In Direct Marketing, actions were aimed at flattening our organizational structure to improve efficiency and bring our sales, marketing and operations closer to our customers. In Shoppers, in addition to the circulation shut down, actions were taken to reduce fixed costs and headcount, and included streamlining our structure from six operating units into three operating units: the California PennySaver unit, the Florida Flyer unit and the Shopper digital unit. For the full year 2007, these costs exceeded the overall benefit we experienced as a result of these initiatives.

Year ended December 31, 2006 vs. Year ended December 31, 2005

Revenues

Consolidated revenues increased 4.4%, to $1,184.7 million, in 2006 when compared to 2005. Our overall results reflect increased revenues of 7.8% from our Shoppers segment and 2.2% from our Direct Marketing segment. The acquisition of The Flyer, located in Tampa, Florida (The Tampa Flyer) in April 2005 contributed a little more than a third of the Shoppers revenue growth. The remaining Shoppers revenue increases primarily were the result of improved sales in established markets, year-over-year geographic expansions and household growth in California and Florida, and new products. Direct Marketing results were affected by (i) $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our financial vertical customers that was acquired in 2006, and (ii) a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005 for a client in the high-tech vertical market.

Operating Expenses

Overall operating expenses increased 5.7%, to $998.6 million, in 2006 compared to 2005. The increase in consolidated operating expenses was a result of increased operating expenses of 11.5% from the Shoppers segment and 2.4% from the Direct Marketing segment, partially offset by a 0.8% decrease in general corporate expense. The primary drivers of the increase in operating expenses were the acquisition of The Tampa Flyer in April 2005, higher Shoppers postage costs due to the postal rate increase in January 2006, higher Shoppers payrolls to support increased revenues, higher circulation volumes and expansions, $7.4 million of stock-based compensation as a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 123, as revised, Share-Based Payment (SFAS 123R), higher paper costs due to higher rates, and expenses related to the contract termination discussed above.

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

Direct Marketing

Direct Marketing operating results were as follows:

In thousands	2007	% Change	2006	% Change	2005
Revenues	$732,461	3.2	$709,728	2.2	$694,558
Operating expenses	623,665	3.9	600,270	2.4	586,463

Operating income	$108,796	-0.6	$109,458	1.3	$108,095

Year ended December 31, 2007 vs. Year ended December 31, 2006

Revenues

Direct Marketing revenues increased $22.7 million, or 3.2%, in 2007 compared to 2006. These results were affected by $7.0 million of revenue recognized in the second quarter of 2006 relating to the contract termination fee discussed above. Excluding revenues from this contract termination, 2007 revenues were up $29.7 million, or 4.2%, compared to 2006. Our high tech/telecom vertical, which was helped by our September 2006 acquisition of Aberdeen Group, Inc. (Aberdeen), was up double-digits, and our select vertical grew in the high-single digits. Our retail vertical was essentially flat, while our pharma/healthcare vertical was down in the low-single digits. Excluding the impact of the contract termination fee, our financial vertical was down in the mid-single digits.

From a service offering perspective, Direct Marketing experienced increased revenues from telesales, market research, software sales, internet services and fulfillment. Partially offsetting these increases were declines in revenues from print, data and database processing, and data sales.

The acquisitions of StepDot Software GmbH in June 2006, Global Address in July 2006 and Aberdeen in September 2006 positively affected our revenues in 2007 compared to 2006. The sale of a print operation in October 2006 negatively affected our revenues in 2007 compared to 2006.

Revenues from our vertical markets in 2007 were impacted by the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. In general, revenues for Direct Marketing are affected by general national and international economic trends.

2008 revenues will depend on, among other factors, how successful we are at growing business with existing clients, acquiring new clients, meeting client demands and the strength of the national and international economy. We believe that in the long term we will continue to benefit from marketing and advertising expenditures being moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment. Standard postage rates increased in January 2006 and May 2007 and are expected to increase again in the first half of 2008. Postage rates influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. There is no assurance that future postal increases will not have an adverse impact on us.

Operating Expenses

Operating expenses increased $23.4 million, or 3.9%, in 2007 compared to 2006. The results were affected by approximately $4.2 million of costs, primarily severance and lease termination costs, recognized in 2007 as part of the restructuring initiative discussed above. Labor costs increased $33.7 million, or 11.4%, in 2007 compared to 2006 due to severance and higher payrolls and temporary labor due to the relative increase in revenues from more labor intensive service lines. Production and distribution costs decreased $14.8 million, or 6.5%, due to lower logistics-related transportation costs and less expense related to printing materials. The shift in revenues from high production cost, less labor intensive work done at our divested print facility to more labor intensive, lower production cost work done at Aberdeen also contributed to the changes in labor and production and distribution costs. General and administrative expense increased $2.5 million, or 5.0%, due primarily to increased employee expenses including travel, recruiting and training costs, increased business service costs and higher bad debt expense due primarily to timing. Depreciation and amortization expense increased $2.0 million, or 7.7%, due to additional intangible amortization related to 2006 acquisitions, primarily Aberdeen, and additional depreciation of assets related to our facility in Manila that was opened in the last half of 2006.

The acquisitions of StepDot Software GmbH in June 2006, Global Address in July 2006 and Aberdeen in September 2006 contributed to the increase in operating expenses in 2007 compared to 2006. The sale of a print operation in October 2006 partially offset the increase in operating expenses in 2007 compared to 2006.

Direct Marketing’s largest cost components are labor and transportation costs. Labor costs are partially variable and tend to fluctuate with revenues and the demand for our Direct Marketing services. Fuel costs have increased significantly in the last few years and were near historic levels throughout 2007. Fuel costs are expected to remain at high levels for the foreseeable future which will continue to impact Direct Marketing’s total production costs and total operating expenses.

Year ended December 31, 2006 vs. Year ended December 31, 2005

Revenues

Direct Marketing revenues increased $15.2 million, or 2.2%, in 2006 compared to 2005. These results were affected by (i) $7.0 million of revenue recognized in the second quarter of 2006 relating to a contract termination fee received from one of our financial vertical customers that was acquired in the second quarter of 2006, and (ii) a large, complex, world-wide project that was launched and substantially completed in the first quarter of 2005 for a client in the high-tech vertical market. Our pharma/healthcare vertical was up over 15%, and our select vertical grew in the mid-single digits compared to 2005. Retail, our largest vertical in terms of annual revenue, grew in the low single digits. Our financial vertical (excluding the termination fee) was down in the mid-single digits, and our high-tech vertical (excluding the one-time project) was down in the low single digits compared to 2005.

From a service offering perspective, Direct Marketing experienced increased revenues from data processing, software sales, logistics and telesales. Partially offsetting these increases were declines in revenues from account management and database sales.

The acquisitions of StepDot Software GmbH in June 2006, Global Address in July 2006 and Aberdeen in September 2006 positively affected our revenues in 2006 compared to 2005. The sale of a print operation in October 2006 negatively affected our revenues in 2006 compared to 2005.

Operating Expenses

Operating expenses increased $13.8 million, or 2.4%, in 2006 compared to 2005. These results include (i) $3.0 million of operating expense recognized as a result of the contract termination discussed above, and (ii) $3.9 million of stock-based compensation recorded in 2006 as a result of our adoption of SFAS 123R. Excluding these two factors, operating expense increased $6.9 million, or 1.2%. Labor costs increased $7.8 million, or 2.7% in 2006 compared to 2005. Excluding the additional labor costs associated with the contract termination and stock-based compensation, labor costs increased $1.8 million, or 0.6% as salary increases and increased healthcare costs were partially offset by decreased incentive compensation. Production and distribution costs increased $2.0 million, or 0.9%, due to increased outsource costs and production services, partially offset by lower job printing costs. General and administrative expense increased $2.5 million, or 5.2%, due to losses on the sale of a print operation in October 2006, increased facility costs from our new facility in Manila, and higher utility costs at existing facilities. These increases were partially offset by decreased insurance expense, due to better experience, and bad debt expense, primarily due to timing of collections. Depreciation and amortization expense increased $1.6 million, or 6.5%, due to accelerated depreciation of assets associated with the contract termination, additional intangible amortization due to recent acquisitions, depreciation of assets related to the new facility in Manila, and amortization beginning on a new release of our Trillium software.

The acquisitions of StepDot Software GmbH in June 2006, Global Address in July 2006 and Aberdeen in September 2006 also contributed to the increase in our operating expenses in 2006 compared to 2005.

Shoppers

Shoppers operating results were as follows:

In thousands	2007	% Change	2006	% Change	2005
Revenues	$430,425	-9.4	$474,960	7.8	$440,435
Operating expenses	359,641	-6.9	386,146	11.5	346,204

Operating income	$70,784	-20.3	$88,814	-5.7	$94,231

Year ended December 31, 2007 vs. Year ended December 31, 2006

Revenues

Shoppers revenues decreased $44.5 million, or 9.4%, in 2007 compared to 2006. The decrease in revenues was the result of decreased sales in established markets, the discontinuation of commercial printing operations in our Tampa facility, and circulation reductions. Our Shoppers business continues to be impacted by the difficult economic environments primarily attributable to the condition of the real estate and associated financing markets in California and Florida. The impact became more pronounced throughout 2007, and affected virtually all revenue categories. The 600,000 circulation reduction at the end of June 2007 discussed above represented approximately $3.0 million of revenue in the first half of 2007. At December 31, 2007, our Shoppers circulation reached approximately 13 million in California and Florida each week. We will continue to evaluate all of our circulation performance. Despite this recent circulation reduction, we continue to believe that future expansions may provide increased revenue opportunities in the long term.

In 2007, the economic environment faced by our Shoppers business was the most difficult we have seen in well over a decade. We do not believe the Shoppers revenue environment will improve in any meaningful fashion in 2008 given the current cyclical issues impacting the California and Florida markets. In fact, this revenue environment may deteriorate from 2007 levels.

Operating Expenses

Operating expenses decreased $26.5 million, or 6.9%, in 2007 compared to 2006. This decrease was partially offset by approximately $1.8 million of costs recognized in 2007 related to the restructuring and circulation shut down described above. Total labor costs decreased $7.9 million, or 5.7%, due to lower sales commissions and lower incentive compensation related to the revenue decline. This decline was partially offset by severance costs throughout the Shoppers segment, and labor investments associated with the Shopper digital unit. Total production costs decreased $16.0 million, or 7.8%, due primarily to decreased paper costs resulting from the overall decline in revenues and the discontinuation of commercial printing operations in our Tampa facility, decreased offload printing costs due to decreased print-and-deliver volumes, and decreased postage costs due to a decline in distribution revenues. This decrease was partially offset by costs incurred to terminate several office leases related to the circulation reduction. Total general and administrative costs decreased $3.3 million, or 9.2%, due to lower promotion costs and lower employee expenses including travel, recruiting and training costs. Depreciation and amortization expense increased $0.7 million, or 8.4%, due to increased capital expenditures in recent years to support growth, a change in how we address our publications, and the write-off of assets related to the circulation shut down.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates increased in January 2006 and again in May 2007. However, we changed the manner in which we address our Shoppers publications from detached cards to individual labels, and as a result our per-piece postage rates remained steady when the May 2007 rates were put into effect. Standard postage rates are expected to increase in the first half of 2008, which will increase Shoppers’ production costs. Paper prices declined in the second half of 2007, contributing to lower production costs. Paper prices are expected to remain at these levels for the first six months of 2008, and increase in the second half.

Year ended December 31, 2006 vs. Year ended December 31, 2005

Revenues

Shoppers revenues increased $34.5 million, or 7.8%, in 2006 compared to 2005. The acquisition of The Tampa Flyer in April 2005 contributed a little more than a third of this revenue growth. The remaining revenue increases primarily were the result of improved sales in established markets, year-over-year geographic expansions and household growth in California and Florida, and new products. Total Shoppers circulation increased by 870,000 during 2006, including 555,000 in California and 315,000 in Florida. During the year the Harte-Hanks Shoppers PennySaverUSA.com publication in Southern California increased circulation by 357,000. The Harte-Hanks Shoppers PennySaver.com publication in Northern California increased geographic circulation by 198,000. The Harte-Hanks Shoppers publication TheFlyer.com, located in South Florida, increased circulation by 17,000. The Harte-Hanks Shoppers publication TheFlyer.com, located in the Tampa, Florida area increased circulation by 298,000. At December 31, 2006, Shoppers circulation reached over 13.4 million in California and Florida each week.

From a product-line perspective, Shoppers had growth from both run-of-press (ROP, or in-book) advertising, including core sales and employment, real estate and automotive advertising, and from distribution products.

Operating Expenses

Operating expenses increased $39.9 million, or 11.5%, in 2006 compared to 2005 as a result of increased labor costs, production and distribution costs, depreciation and amortization expense, stock-based compensation and the acquisition of The Tampa Flyer in April 2005. Total labor costs increased $14.7 million, or 12.1%. Excluding the Tampa acquisition, labor costs increased $9.3 million, or 8.2%. $1.8 million of this increase relates to stock-based compensation recorded in 2006 as a result of our adoption of SFAS 123R. The remaining increase in labor costs relates to higher payroll costs to support increased revenues, higher circulation volumes and expansions and higher healthcare costs. The increase in labor costs was partially offset by lower incentive compensation. Total production costs increased $24.1 million, or 13.3%. Excluding the Tampa acquisition, production costs increased $17.1 million, or 10.1%, including increased postage costs, increased offload printing expense due to increased print-and-deliver volumes and higher printing rates, and higher paper costs due to increased newsprint and job paper rates and circulation growth. Excluding the Tampa acquisition, postage expense was up $10.3 million, or 11.2%, due to the postal rate increase in January 2006 and circulation growth. Total general and administrative costs were down slightly, 0.1%. Excluding the Tampa acquisition, general and administrative costs decreased $1.2 million, or 3.4%, primarily due to lower insurance expense and lower bad debt expense, partially offset by increased facilities costs and promotion expense. Total depreciation expense was up $0.8 million, or 12.2%, with a little less than a third of the increase attributable to the Tampa acquisition. Intangible amortization related to the Tampa acquisition was $1.2 million during 2006 compared to $0.8 million during 2005.

General Corporate Expense

Year ended December 31, 2007 vs. Year ended December 31, 2006

General corporate expense increased $2.4 million, or 19.9%, during 2007 compared to 2006. The increase was primarily due to $2.5 million of compensation costs recognized during the third quarter of 2007 associated with the announced retirement of our former President and Chief Executive Officer, Mr. Richard Hochhauser.

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

Interest Expense

Interest expense increased $6.7 million, or 105.1%, in 2007 compared to 2006, and $4.4 million, or 223.6%, in 2006 compared to 2005. These increases were due to higher outstanding debt levels, primarily due to the repurchases of our common stock, and higher interest rates than in the previous years. Our debt at December 31, 2007 and 2006 is described in Note C of the “Notes to Consolidated Financial Statements,” included herein.

Interest Income

Interest income increased $0.3 million, or 133%, in 2007 compared to 2006 due to normal variances in cash levels and higher interest rates on investments. Interest income was essentially unchanged in 2006 compared to 2005 as a result of the combination of normal variances in cash levels and an increase in rates on investments.

Other Income and Expense

Other net expense for 2007 and 2006 primarily consists of balance-based bank charges and stockholders’ expenses.

Income Taxes

Year ended December 31, 2007 vs. Year ended December 31, 2006

Income taxes decreased $9.0 million in 2007 compared to 2006 due to lower pretax income levels. The effective income tax rate for 2007 was 38.7% compared to 37.6% in 2006. The increase in the effective tax rate from 2006 to 2007 was principally due to higher production activities tax deductions in 2006, a favorable resolution of a state tax matter in 2006 and the ability to use a one time favorable permanent timing item in 2006. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes.

Year ended December 31, 2006 vs. Year ended December 31, 2005

Income taxes decreased $4.6 million in 2006 compared to 2005 due to lower pretax income levels. The effective tax rate for 2006 was 37.6% compared to 38.6% in 2005. Tax expense in 2006 was positively impacted by a favorable resolution to a state tax matter and production activities tax deductions, resulting in the lower effective tax rate compared to 2005. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes.

Acquisitions

We made several acquisitions in 2006 and 2005. We did not make any acquisitions in 2007.

Subsequent to year end, in January 2008, we acquired Mason Zimbler Limited, a full-service integrated digital marketing agency specializing in the technology sector. With offices in Bristol, UK and Reading, UK, Mason Zimbler provides technology companies with a full range of integrated digital marketing services, including direct marketing, advertising and branding, incorporating Web site development, e-mail lead generation, viral, channel incentive programs, media planning and buying, research and other services. We have not yet completed the purchase accounting for this transaction. This acquisition is not expected to have a material impact on our results of operations for 2008.

In September 2006, we acquired Aberdeen, a provider of technology market research, intelligence, and demand generation services located in Boston, Massachusetts. Aberdeen offers market information and services through research channels, and prepares reports based on primary research and benchmarking data from more than 25,000 companies. We believe this acquisition has provided synergy opportunities with our CI Technology Database, which now tracks technology infrastructure, business profiles and technology purchase plans at 680,000 locations in North America, South America and Europe – expanding their base globally for research. The results of Aberdeen's reports on current marketplace experiences and trends are used to generate qualified leads by its clients, and we believe this intelligence assists our clients in their own marketing efforts. Goodwill of $32.3 million, intangible assets not subject to amortization of $5.0 million, and intangible assets subject to amortization of $4.3 million have been recognized in this transaction and assigned to the Direct Marketing segment.

In July 2006, we acquired Global Address, a provider of global postal address data quality software and services incorporating standards for more than 230 nations and territories worldwide. Global Address, located in Bristol, UK, and with additional operations in Mountain View, CA, focuses on international address data, and has provided key components of Harte-Hanks Global Data Management, one of our data services offerings. We continue to integrate elements of Global Address into our existing international offerings, among them Global Data Management and our Trillium Software data quality solutions, while continuing to support stand-alone Global Address products and services in the marketplace. The total amount of goodwill recognized in this transaction was $8.1 million and was assigned to the Direct Marketing segment. No intangible assets were recognized in this transaction.

In June 2006, we acquired StepDot Software GmbH of Germany and integrated it into our Trillium Software operations. Based in Böblingen, Germany, StepDot was a value-added reseller specializing in data quality and integration solutions for Harte-Hanks since 2002. The acquisition provided us with a more strategic presence in Central Europe and Germany. The total amount of goodwill recognized in this transaction was $0.4 million and was assigned to the Direct Marketing segment. No intangible assets were recognized in this transaction.

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

In April 2005, we acquired substantially all of the assets of Flyer Printing Company, Inc. related to The Flyer publication, located in Tampa, Florida. TheFlyer.com, our current name for this publication, is a weekly shopper publication delivered by mail with circulation at the time of the acquisition of 955,000 in the Tampa, Florida metropolitan area. The total amount of goodwill recognized in this transaction was $41.6 million. Intangible assets recognized in this transaction that are subject to amortization, relating to client relationships and non-compete agreements, totaled $8.3 million. Intangible assets recognized in this transaction that are not subject to amortization, relating to trademarks and trade names, totaled $7.6 million. All goodwill and intangibles recognized as part of this acquisition were assigned to the Shoppers segment.

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

The total cost of acquisitions in 2006 and 2005 was $53.9 million and $63.3 million, respectively, and all were paid in cash. We did not make any acquisition-related payments in 2007. The operating results of these acquisitions have been included in the accompanying Consolidated Financial Statements from the date of the acquisitions.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2007, cash and cash equivalents were $22.8 million, decreasing $15.4 million from cash and cash equivalents at December 31, 2006. This net decrease was a result of net cash provided by operating activities of $143.2 million, offset by net cash used in investing activities of $28.1 million and net cash used in financing activities of $130.8 million.

Operating Activities

Net cash provided by operating activities in 2007 was $143.2 million, compared to $146.4 million in 2006. The $3.2 million year-over-year decrease was attributable to lower net income, partially offset by changes within working capital assets and liabilities.

In 2007, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•	An increase in accounts receivable, primarily attributable to timing. Days sales outstanding of approximately 60 days at December 31, 2007 compared to 56 days at December 31, 2006;

•	A decrease in inventory due to sales of paper inventory related to the print operation that was sold in October 2006;

•	A decrease in prepaid expenses and other current assets due to timing of payments;

•	An increase in accounts payable due to a reclassification of a net overdraft cash position and higher health insurance reserves due to a change in provider and manner and timing of payments;

•	A decrease in accrued payroll and related expenses due to a lower bonus accrual at December 31, 2007 than at December 31, 2006;

•	An increase in customer deposits and unearned revenue due to timing of receipts; and

•	An increase in income taxes payable due to the timing of quarterly estimated federal and state taxes payments.

Investing Activities

Net cash used in investing activities was $28.1 million in 2007, compared to $86.8 million in 2006. The difference is the result of less acquisition-related expenditures and capital spending in 2007 than in 2006.

Financing Activities

Net cash outflows from financing activities were $130.8 million in 2007 compared to net cash outflows of $46.2 million in 2006. The difference is attributable primarily to $88.9 million less net borrowing in 2007 than in 2006.

Credit Facilities

On August 12, 2005, we entered into a five-year $125 million revolving credit facility (Revolving Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent. The Revolving Credit Facility allows us to obtain revolving credit loans. For each borrowing under the Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in the Revolving Credit Agreement) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in the Revolving Credit Agreement) ratio then in effect, and ranges from .315% to .60% per annum. There is a facility fee that we are also required to pay under the Revolving Credit Facility that is based on a rate applied to the total commitment amount under the Revolving Credit Facility, regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect.

On September 6, 2006, we entered into a five-year term loan facility (Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The Term Loan Facility originally provided for a commitment of up to $200 million. On December 31, 2007, we began making the scheduled quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amounts
1 – 8	2.50% each
9 – 12	3.75% each
13 – 15	5.00% each
Maturity Date	Remaining Principal Balance

As we have capacity under our Revolving Credit Facility and the intent to use the Revolving Credit Facility to fund the required quarterly principal payments under the Term Loan Facility through 2008, we have classified our entire debt balance at December 31, 2007 as long-term.

The Term Loan Facility matures on September 6, 2011. For each borrowing under the Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the Term Loan Agreement) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the Term Loan Agreement) then in effect, and ranges from .315% to .60% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the Term Loan Facility that is based on a facility fee rate applied to the outstanding principal balance owed under the Term Loan Facility. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the Term Loan Facility at any time without incurring any prepayment penalties. Once an amount has been prepaid, it may not be reborrowed.

Subsequent to year end, on January 18, 2008, we entered into a six-month $50 million revolving credit facility (Bridge Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The Bridge Loan Facility matures on July 18, 2008 and allows us to obtain revolving credit loans up to that date. We intend to utilize the availability under the Bridge Loan Facility primarily to repurchase shares of our common stock and for other general corporate purposes. For each borrowing under the Bridge Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the Bridge Loan Agreement) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the Bridge Loan Agreement) then in effect, and ranges from .40% to ..75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the Bridge Loan Facility that is based on a rate applied to the total commitment amount under the Bridge Loan Facility. Prior to termination of the commitment under the Bridge Loan Facility, the facility rate is applied to the total commitment amount under the Bridge Loan Facility, regardless of how much of that commitment we have actually drawn upon. Commencing upon termination of the commitment under the Bridge Loan Facility, the facility rate is applied to the outstanding principal balance owed under the Bridge Loan Facility. The facility fee rate ranges from .10% to .25% per annum, depending on our total debt-to-EBITDA ratio then in effect.

Under the credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control prevent of default under existing agreements. As of December 31, 2007, we were in compliance with all of the covenants of our credit facilities.

In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt.

Contractual Obligations

Contractual obligations at December 31, 2007 are as follows:

In thousands,	Total	2008	2009	2010	2011	2012	Thereafter
Debt	$259,125	$19,500	$21,938	$100,687	$117,000	$–	$–
Interest on fixed-rate long-term debt	12,394	7,099	5,295
Operating leases	90,768	23,972	21,406	16,455	9,586	7,044	12,305
Deferred compensation liability	5,267	702	702	702	702	702	1,757
Unfunded pension plan benefit payments	20,502	577	671	1,075	1,112	1,231	15,836
Other long-term obligations	9,400	4,511	3,613	1,276	–	–	–

Total contractual cash obligations	$397,456	$56,361	$53,625	$120,195	$128,400	$8,977	$29,898

At December 31, 2007, we had letters of credit in the amount of $24.9 million. No amounts were drawn against these letters of credit at December 31, 2007. These letters of credit renew annually and exist to support insurance programs relating to workers’ compensation, automobile and general liability, and leases. We had no other off-balance sheet arrangements at December 31, 2007.

Dividends

We paid a quarterly dividend of 7.0 cents per common share and 6.0 cents per common share in each of the quarters in the years ended December 31, 2007 and 2006, respectively. In January 2008, we announced an increase in the regular quarterly dividend from 7.0 cents per share to 7.5 cents per share, payable March 14, 2008 to holders of record on February 29, 2008.

Share Repurchase

During 2007, we repurchased 8.4 million shares of our common stock for $183.9 million under our stock repurchase program. As of December 31, 2007, we have repurchased 59.0 million shares since the beginning of our January 1997 stock repurchase program. In May 2007, our Board of Directors authorized an additional 6 million shares under our stock repurchase program, increasing the total authorization to 61.9 million shares. Under this program, we had authorization to repurchase approximately 2.9 million additional shares at December 31, 2007. In January 2008, our Board authorized an additional 12.5 million shares under our stock repurchase program, bringing the total repurchase authorization to 74.4 million shares.

During 2007, we received 0.1 million shares of our common stock, with an estimated market value of $1.9 million, in connection with stock option exercises. Since January 1997, we have received 1.6 million shares in connection with stock option exercises.

Outlook

We consider such factors as current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities and financing activities when assessing our liquidity. Our primary sources of liquidity have historically been cash and cash equivalents on hand and cash generated from operating activities. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing and financing requirements as they arise. Capital resources are also available from and provided through our unsecured credit facilities, subject to the terms and conditions of those facilities.

The amount of cash on hand and borrowings available under our credit facilities are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, capital expenditures, tax payments, share repurchases, acquisitions and dividends.

Based on our current operational plans, we believe that our credit facilities, together with cash provided by operating activities, will be sufficient to fund operations and anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next twelve months. As of December 31, 2007, we had $56.0 million of unused borrowing capacity under our Revolving Credit Facility. As of December 31, 2007, we did not have any unused borrowing capacity under our Term Loan Facility. As of February 15, 2008, we had $50 million of unused borrowing capacity under our Bridge Facility that we entered into in January 2008, which matures on July 18, 2008.

Subject to market conditions, we anticipate entering into an approximately $100 million, longer-term credit facility prior to the maturity date of the Bridge Loan Facility, at which time we intend to repay any amounts then owed under the Bridge Loan Facility. We intend to utilize the availability under this anticipated longer-term credit facility primarily to continue to repurchase shares of our common stock and for other general corporate purposes.

Critical Accounting Policies

Critical accounting policies are defined as those that, in our judgment, are most important to the portrayal of our company’s financial condition and results of operations and which require complex or subjective judgments or estimates. The areas that we believe involve the most significant management estimates and assumptions are detailed below. Actual results could differ materially from those estimates under different assumptions and conditions. Historically, actual results have not differed significantly from our estimates.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) the service has been performed or the product has been delivered.

Payments received in advance of the performance of services or delivery of the product are recorded as deferred revenue until such time as the services are performed or the product is delivered.

Our accounting policy for revenue recognition has an impact on our reported results and relies on certain estimates that require judgments on the part of management. The portion of our revenue that is most subject to estimates and judgments is revenue recognized using the proportional performance method, as discussed below.

Direct Marketing revenue is derived from a variety of services and products, and may be billed at hourly rates, monthly rates or a fixed price. For all sales, we require either a purchase order, a statement of work signed by the client, a written contract, or some other form of written authorization from the client.

Revenue from database design and development, market research, agency services, analytical services, and creative are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. Proportional performance is based on the ratio of direct costs incurred to total estimated costs where the costs incurred, primarily labor hours and outsourced services, represent a reasonable surrogate for output measures or contract performance. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provision for estimated contract losses, if any, is made in the period such losses are determined. Management estimates and judgments are used in connection with determining the revenue recognized in these instances. Should actual costs differ significantly from the original estimated costs, the timing of revenues and overall profitability of the contract could be impacted. Contracts accounted for under the proportional performance method constituted less than 7.5% of total Direct Marketing revenue and less than 4.5% of our total revenue for the years ended December 31, 2007, 2006 and 2005.

Revenue from technology database subscriptions is based on a fixed price and is recognized ratably over the term of the subscription. Revenue from database and website hosting services is recognized ratably over the contractual hosting period, and pricing is typically based on a fixed price per month or price per contract.

Revenue from services such as data processing, printing, personalization of communication pieces using laser and inkjet printing, targeted mail, fulfillment, email marketing and transportation logistics are recognized as the work is performed. Revenue from these services is typically based on a fixed price or rate given to the client.

Revenue related to E-Care (including online technical support and inbound email management), inbound and outbound telemarketing, and sales lead management is also typically based on a fixed price per transaction or service provided. Revenue from these services is recognized as the service or activity is performed.

Revenue from software is recognized in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the vendor-specific objective evidence of fair values of the respective elements. For software sales with multiple elements (for example, software licenses with undelivered post-contract customer support or “PCS”), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means we defer revenue from the software sale equal to the fair value of the undelivered elements. The fair value of PCS is based upon separate sales of renewals to other clients. The fair value of services, such as training and consulting, is based upon separate sales of these services to other clients.

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

For certain non-software arrangements, we enter into contracts that include delivery of a combination of two or more of our service offerings. Typically, such multiple element arrangements incorporate the design and development of data management tools or systems and an ongoing obligation to manage, host or otherwise run solutions for our customer. Such arrangements are divided into separate units of accounting, provided that the delivered item has stand-alone value and there is objective and reliable evidence of the fair value of the undelivered items. The total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. Revenue from these services is recognized separately, and in accordance with our revenue recognition policy, for each element.

As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple-element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., AICPA SOP 97-2 “Software Revenue Recognition”). If not, we apply the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The provisions of EITF 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exist(s). When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. This might impact the timing of revenue recognition, but would not change the total revenue recognized from the arrangement.

Shopper services are considered rendered, and the revenue recognized, when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the United States Postal Service.

Taxes collected from customers and remitted to governmental authorities are not reflected in our revenues or expenses.

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the minimum allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific clients’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. We recorded bad debt expense of $3.5 million, $2.5 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. Given the significance of accounts receivable to the consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

Our deductible for individual healthcare claims is $0.2 million. Our deductible for workers’ compensation is $0.5 million. We have a $0.3 million deductible for automobile and general liability claims. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. Management makes various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. If ultimate losses were 10% higher than our estimate at December 31, 2007, net income would be impacted by approximately $0.9 million, net of taxes. The amount that earnings would be impacted is dependent on the claim year and our deductible levels for that plan year. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the "Advertising, selling, general and administrative" line of our Consolidated Statement of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Payroll” line of our Consolidated Statement of Operations.

Goodwill

Goodwill is recorded to the extent that the purchase price exceeds the fair value of the assets acquired in accordance with SFAS No. 141, Business Combinations (SFAS 141). Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and other intangibles with indefinite useful lives are periodically tested for impairment.

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

Both the Direct Marketing and Shoppers segments were tested for impairment using November 30 as our valuation date. We have not recorded an impairment loss in any of the three years ended December 31, 2007. Significant estimates utilized in our discounted cash flow model include weighted-average cost of capital and the long-term rate of growth for each of our reporting segments. These estimates require management’s judgment. Any significant changes in key assumptions about our businesses and their prospects, or changes in market conditions, could have an impact on this annual analysis.

At December 31, 2007 and 2006, our goodwill balance was $543.6 million and $545.3 million, respectively. Based upon our analysis, the estimated fair values of our reporting units as of December 31, 2007 were well in excess of the reporting units’ carrying values.

Stock-based Compensation

Beginning January 1, 2006, we account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Prior to January 1, 2006, we accounted for share-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Accordingly, prior to January 1, 2006, no compensation expense was recognized for share-based awards granted where the exercise price was equal to the market price of the underlying stock on the date of grant. Determining the fair value of share-based awards requires judgment, including in some cases estimating expected term, volatility and dividend yield. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from some of these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the years ended December 31, 2007, 2006 and 2005, we recorded total stock-based compensation expense of $7.1 million, $7.4 million and $0.2 million, respectively.

New Accounting Pronouncements

As discussed in Note A of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. Our adoption of SFAS 141R, Business Combinations, in 2009 will affect the way we account for acquisitions, including acquisition-related costs, contractual contingencies and contingent consideration, and may also impact the amount of information we disclose about acquisitions.

The adoption of the remaining new accounting pronouncements discussed in Note A of the Notes to Consolidated Financial Statements have not and are not expected to have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risks related to interest rate variations and to foreign exchange rate variations. From time to time, we may utilize derivative financial instruments as described below to manage our exposure to such risks.

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective rate of 5.24% at December 31, 2007). The five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At December 31, 2007, our debt balance related to the Revolving Credit Facility was $69.0 million. The five-year $200 million Term Loan Facility has a maturity date of September 6, 2011. At December 31, 2007, our debt balance related to the Term Loan Facility was $190.1 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt.

We are also subject to interest rate risk on our swap if interest rates decrease. To manage this risk, we may refinance all or a portion of this swap at then-existing market interest rates.

Assuming the actual level of borrowing throughout 2007, and assuming a one percentage point change in the year’s average interest rates, it is estimated that our 2007 net income would have changed by approximately $1.1 million. Due to our interest rate swap, overall debt level at December 31, 2007, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign exchange rates as a result of our operations in foreign countries, a portion of which are conducted in foreign currencies. We monitor these risks throughout the normal course of business. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign exchange rates is significant to our overall earnings.

We do not enter into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be presented under Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page F-1 of this Form 10-K (Financial Statements).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in the Consolidated Financial Statements beginning on page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Some of the information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2008 annual meeting of stockholders (2008 Proxy Statement), as indicated below. Our 2008 Proxy Statement will be filed with the SEC not later than 120 days after December 31, 2007. Because the 2008 Proxy Statement has not yet been finalized and filed, there may be certain minor discrepancies between the currently anticipated section headings specified below and the final section headings contained in the 2008 Proxy Statement.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item regarding our directors and executive officers will be set forth in our 2008 Proxy Statement under the caption “Directors and Executive Officers”, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2008 Proxy Statement under the caption “General Information—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (Code of Ethics), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2008 Proxy Statement under the caption “Corporate Governance,” which information is incorporated herein by reference.

Our Code of Ethics may be found on our website at www.harte-hanks.com by clicking on the link “About Us” and then the link “Corporate Governance,” and a copy of our Code of Ethics is also available in print, without charge, upon written request to Harte-Hanks, Inc., Attn: Corporate Secretary, 200 Concord Plaza Drive, San Antonio, Texas 78216. In accordance with the rules of the NYSE and the SEC, we currently intend to disclose any future amendments to our Code of Ethics, or waivers from our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller, by posting such information on our website (www.harte-hanks.com) within the time period required by applicable SEC and NYSE rules.

Management Certifications

In accordance with the Sarbanes-Oxley Act of 2002 and SEC rules thereunder, our Chief Executive Officer and Chief Financial Officer have signed certifications under Sarbanes-Oxley Section 302, which have been filed as exhibits to this Form 10-K. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE under Section 303A.12(a) of the NYSE listing standards on May 21, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2008 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2008 Proxy Statement under the caption “Compensation Committee Report” is not deemed to be “filed” with the SEC or subject to the liabilities of the 1934 Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners, management and directors will be set forth in our 2008 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2008 Proxy Statement under the caption “Executive Compensation—Equity Compensation Plan Information at Year-End 2007,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The information required by this item regarding transactions with related persons, including our policies and procedures for the review, approval or ratification of related person transactions that are required to be disclosed under the SEC’s rules and regulations, will be set forth in our 2008 Proxy Statement under the caption “Corporate Governance—Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2008 Proxy Statement under the caption “Corporate Governance—Independence of Directors,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2008 Proxy Statement under the caption “Audit Committee and Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1)	Financial Statements:

The financial statements filed as part of this report and referenced in Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page F-1 of this Form 10-K (Financial Statements).

15(a)(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the Consolidated Financial Statements or notes thereto.

15(a)(3)	Exhibits

The Exhibit Index following the Notes to Consolidated Financial Statements in this Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte-Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE-HANKS, INC.

By:	/s/ Dean Blythe
Dean Blythe
President and Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dean Blythe	/s/ Douglas Shepard
Dean Blythe	Douglas Shepard
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: February 29, 2008	Date: February 29, 2008

/s/ Jessica Huff	/s/ William F. Farley
Jessica Huff	William F. Farley, Director
Vice President, Finance and Chief Accounting Officer	Date: February 29, 2008
Date: February 29, 2008

/s/ Larry Franklin	/s/ William K. Gayden
Larry Franklin, Chairman	William K. Gayden, Director
Date: February 29, 2008	Date: February 29, 2008

/s/ Houston H. Harte	/s/ Christopher M. Harte
Houston H. Harte, Vice Chairman	Christopher M. Harte, Director
Date: February 29, 2008	Date: February 29, 2008

/s/ David L. Copeland	/s/ Judy C. Odom
David L. Copeland, Director	Judy C. Odom, Director
Date: February 29, 2008	Date: February 29, 2008

/s/ Richard Hochhauser
Richard Hochhauser, Director
Date: February 29, 2008

Harte-Hanks, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2007

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2007

Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harte-Hanks, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, as revised, Share-Based Payment, effective January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
February 29, 2008

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we concluded that internal control over financial reporting was effective as of December 31, 2007.

KPMG LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included on page F-4 of this Form 10-K.

February 29, 2008

/s/ Dean Blythe
Dean Blythe
President and Chief Executive Officer

/s/ Douglas Shepard
Douglas Shepard
Executive Vice President and Chief Financial Officer

/s/ Jessica Huff
Jessica Huff
Vice President, Finance and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited Harte-Hanks, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Harte-Hanks, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
February 29, 2008

Harte-Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$22,847	$38,270
Accounts receivable (less allowance for doubtful accounts of $3,556 in 2007 and $3,928 in 2006)	199,222	189,444
Inventory	6,007	7,956
Prepaid expenses	15,473	18,207
Deferred income tax asset	12,628	17,319
Other current assets	9,503	8,779

Total current assets	265,680	279,975

Property, plant and equipment
Land	3,376	3,317
Buildings and improvements	39,783	39,427
Software	98,089	91,903
Equipment and furniture	196,687	197,616

	337,935	332,263
Less accumulated depreciation and amortization	(229,190)	(220,314)

	108,745	111,949
Software development and equipment installations in progress	3,609	4,642

Net property, plant and equipment	112,354	116,591

Intangible and other assets
Goodwill, net	543,583	545,347
Other intangible assets (less accumulated amortization of $10,235 in 2007 and $6,826 in 2006)	20,939	23,448
Other assets	9,370	3,924

Total intangible and other assets	573,892	572,719

Total assets	$951,926	$969,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,167	$58,853
Accrued payroll and related expenses	26,443	27,966
Customer deposits and unearned revenue	61,988	61,275
Income taxes payable	12,482	10,608
Other current liabilities	12,028	12,534

Total current liabilities	180,108	171,236

Long-term debt	259,125	205,000
Other long-term liabilities (including deferred income taxes of $66,060 in 2007 and $65,080 in 2006)	104,181	99,573

Total liabilities	543,414	475,809

Stockholders’ equity
Common stock, $1 par value, authorized: 250,000,000 shares
Issued 2007: 117,692,688; Issued 2006: 116,497,473 shares	117,693	116,497
Additional paid-in capital	323,182	295,555
Retained earnings	1,145,736	1,073,395
Less treasury stock, 2007: 49,756,675; 2006: 41,282,969 shares at cost	(1,160,205)	(974,625)
Accumulated other comprehensive loss	(17,894)	(17,346)

Total stockholders’ equity	408,512	493,476

Total liabilities and stockholders’ equity	$951,926	$969,285

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Operations

	Year Ended December 31,
In thousands, except per share amounts	2007	2006	2005
Revenues	$1,162,886	$1,184,688	$1,134,993
Operating expenses
Payroll	468,675	440,496	418,056
Production and distribution	402,793	433,592	407,512
Advertising, selling, general and administrative	89,787	90,516	88,067
Depreciation	33,195	31,566	29,918
Intangible amortization	3,509	2,466	1,427

Total operating expenses	997,959	998,636	944,980

Operating income	164,927	186,052	190,013
Other expenses (income)
Interest expense	12,992	6,333	1,957
Interest income	(539)	(231)	(197)
Other, net	1,337	702	1,774

	13,790	6,804	3,534

Income before income taxes	151,137	179,248	186,479
Income tax expense	58,497	67,456	72,021

Net income	$92,640	$111,792	$114,458

Basic earnings per common share	$1.28	$1.41	$1.37

Weighted-average common shares outstanding	72,524	79,049	83,734

Diluted earnings per common share	$1.26	$1.39	$1.34

Weighted-average common and common equivalent shares outstanding	73,703	80,646	85,406

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2007	2006	2005
Cash Flows from Operating Activities
Net income	$92,640	$111,792	$114,458
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	33,195	31,566	29,918
Intangible amortization	3,509	2,466	1,427
Stock-based compensation	7,067	7,434	161
Excess tax benefits from stock-based compensation	(2,455)	(2,950)	–
Deferred income taxes	8,631	6,716	6,555
Other, net	556	1,577	459
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable, net	(10,251)	(460)	(14,250)
Decrease (increase) in inventory	1,949	23	(1,083)
Decrease (increase) in prepaid expenses and other current assets	2,010	(4,180)	829
Increase in accounts payable	8,314	1,916	6,171
Increase (decrease) in other accrued expenses and other liabilities	2,221	(4,750)	(4,938)
Other, net	(4,171)	(4,779)	5,707

Net cash provided by operating activities	143,215	146,371	145,414

Cash Flows from Investing Activities
Acquisitions	–	(53,931)	(63,274)
Purchases of property, plant and equipment	(28,217)	(33,708)	(28,215)
Proceeds from the sale of property, plant and equipment	120	877	165

Net cash used in investing activities	(28,097)	(86,762)	(91,324)

Cash Flows from Financing Activities
Long-term borrowings	123,000	342,000	112,000
Payments on debt	(68,875)	(199,000)	(60,000)
Issuance of common stock	16,566	12,546	10,397
Excess tax benefits from stock-based compensation	2,455	2,950	–
Issuance of treasury stock	181	190	183
Purchase of treasury stock	(183,867)	(186,003)	(114,213)
Dividends paid	(20,299)	(18,902)	(16,703)

Net cash used in financing activities	(130,839)	(46,219)	(68,336)

Effect of exchange rate changes on cash and cash equivalents	298	319	–
Net (decrease) increase in cash and cash equivalents	(15,423)	13,709	(14,246)
Cash and cash equivalents at beginning of year	38,270	24,561	38,807

Cash and cash equivalents at end of year	$22,847	$38,270	$24,561

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity and Comprehensive Income

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2004	$114,505	$253,515	$882,750	$(663,779)	$(15,192)	$571,799

Common stock issued — employee benefit plans	174	3,874	–	–	–	4,048
Exercise of stock options for cash and by surrender of shares	774	7,311	–	(4,654)	–	3,431
Tax benefit of options exercised	–	5,133	–	–	–	5,133
Dividends paid ($0.20 per share)	–	–	(16,703)	–	–	(16,703)
Treasury stock issued	–	32	–	151	–	183
Treasury stock repurchased	–	–	–	(114,213)	–	(114,213)
Comprehensive income, net of tax:
Net income	–	–	114,458	–	–	114,458
Adjustment for minimum pension liability (net of tax benefit of $3,567)	–	–	–	–	(5,450)	(5,450)
Foreign currency translation adjustment	–	–	–	–	(1,340)	(1,340)

Total comprehensive income						107,668

Balance at December 31, 2005	$115,453	$269,865	$980,505	$(782,495)	$(21,982)	$561,346

Common stock issued — employee benefit plans	201	4,277	–	–	–	4,478
Exercise of stock options for cash and by surrender of shares	843	9,679	–	(6,293)	–	4,229
Tax benefit of options exercised	–	3,769	–	–	–	3,769
Stock-based compensation	–	7,941	–	–	–	7,941
Dividends paid ($0.24 per share)	–	–	(18,902)	–	–	(18,902)
Treasury stock issued	–	24	–	166	–	190
Treasury stock repurchased	–	–	–	(186,003)	–	(186,003)
Comprehensive income, net of tax:
Net income	–	–	111,792	–	–	111,792
Adjustment for minimum pension liability (net of tax expense of $16,297)	–	–	–	–	24,909	24,909
Foreign currency translation adjustment	–	–	–	–	1,290	1,290

Total comprehensive income						137,991

Adjustment to initially adopt SFAS 158 (net of tax benefit of $14,108)	–	–	–	–	(21,563)	(21,563)

Balance at December 31, 2006	$116,497	$295,555	$1,073,395	$(974,625)	$(17,346)	$493,476

Common stock issued — employee benefit plans	213	3,851	–	–	–	4,064
Exercise of stock options for cash and by surrender of shares	983	13,163	–	(1,892)	–	12,254
Tax benefit of options exercised	–	3,554	–	–	–	3,554
Stock-based compensation	–	7,057	–	–	–	7,057
Dividends paid ($0.28 per share)	–	–	(20,299)	–	–	(20,299)
Treasury stock issued	–	2	–	179	–	181
Treasury stock repurchased	–	–	–	(183,867)	–	(183,867)
Comprehensive income, net of tax:
Net income	–	–	92,640	–	–	92,640
Adjustment to pension liability (net of tax benefit of $595)	–	–	–	–	(484)	(484)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $1,038)	–	–	–	–	(1,557)	(1,557)
Foreign currency translation adjustment	–	–	–	–	1,493	1,493

Total comprehensive income	–	–	–	–	–	92,092

Balance at December 31, 2007	$117,693	$323,182	$1,145,736	$(1,160,205)	$(17,894)	$408,512

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) the service has been performed or the product has been delivered.

Payments received in advance of the performance of services or delivery of the product are recorded as deferred revenue until such time as the services are performed or the product is delivered.

Our accounting policy for revenue recognition has an impact on our reported results and relies on certain estimates that require judgments on the part of management. The portion of our revenue that is most subject to estimates and judgments is revenue recognized using the proportional performance method, as discussed below.

Direct Marketing revenue is derived from a variety of services and products, and may be billed at hourly rates, monthly rates or a fixed price. For all sales, we require either a purchase order, a statement of work signed by the client, a written contract, or some other form of written authorization from the client.

Revenue from database design and development, market research, agency services, analytical services, and creative are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. Proportional performance is based on the ratio of direct costs incurred to total estimated costs where the costs incurred, primarily labor hours and outsourced services, represent a reasonable surrogate for output measures or contract performance. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provision for estimated contract losses, if any, is made in the period such losses are determined. Management estimates and judgments are used in connection with determining revenue recognized in these instances. Should actual costs differ significantly from the original estimated costs, the timing of revenues and overall profitability of the contract could be impacted. Contracts accounted for under the proportional performance method constituted less than 7.5% of total Direct Marketing revenue and less than 4.5% of our total revenue for the years ended December 31, 2007, 2006 and 2005.

Revenue from technology database subscriptions is based on a fixed price and is recognized ratably over the term of the subscription. Revenue from database and website hosting services is recognized ratably over the contractual hosting period, and pricing is typically based on a fixed price per month or price per contract.

Revenue from services such as data processing, printing, personalization of communication pieces using laser and inkjet printing, targeted mail, fulfillment, email marketing and transportation logistics are recognized as the work is performed. Revenue from these services is typically based on a fixed price or rate given to the client.

Revenue related to E-Care (including online technical support and inbound email management), inbound and outbound telemarketing, and sales lead management is also typically based on a fixed price per transaction or service provided. Revenue from these services is recognized as the service or activity is performed.

Revenue from software is recognized in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended by SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the vendor-specific objective evidence of fair values of the respective elements. For software sales with multiple elements (for example, software licenses with undelivered post-contract customer support or “PCS”), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means we defer revenue from the software sale equal to the fair value of the undelivered elements. The fair value of PCS is based upon separate sales of renewals to other clients. The fair value of services, such as training and consulting, is based upon separate sales of these services to other clients.

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

We apply the provisions of Emerging Issues Task Force Issue No. 00-03 Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware to our hosted software service transactions.

For certain non-software arrangements, we enter into contracts that include delivery of a combination of two or more of our service offerings. Typically, such multiple element arrangements incorporate the design and development of data management tools or systems and an ongoing obligation to manage, host or otherwise run solutions for our customer. Such arrangements are divided into separate units of accounting, provided that the delivered item has stand-alone value and there is objective and reliable evidence of the fair value of the undelivered items. The total arrangement fee is allocated to the undelivered elements based on their fair values and to the initial delivered elements using the residual method. Revenue from these services is recognized separately, and in accordance with our revenue recognition policy, for each element.

As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple-element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., AICPA SOP 97-2 Software Revenue Recognition). If not, we apply the provisions of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The provisions of EITF 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and fair value of the undelivered element(s) exist(s). When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. This might impact the timing of revenue recognition, but would not change the total revenue recognized from the arrangement.

Shopper services are considered rendered, and the revenue recognized, when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the United States Postal Service.

Taxes collected from customers and remitted to governmental authorities are not reflected in our revenues or expenses.

Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less at the time of purchase are considered to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At December 31, 2007, we reclassified $8.4 million from cash equivalents to accounts payable due to net book overdraft cash positions at certain banks. We did no such reclassification at December 31, 2006 as we did not have any net book overdraft cash positions at that date.

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

	Year Ended December 31,
In thousands	2007	2006	2005
Balance at beginning of year	$3,928	$3,832	$1,892
Additions charged to expense	3,483	2,491	4,190
Amounts charged against the allowance, net of recoveries	3,855	2,395	2,250

Balance at end of year	$3,556	$3,928	$3,832

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), long-lived assets such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded an impairment loss of $0.5 million in the third quarter of 2006 in anticipation of the sale of a Direct Marketing print operation that occurred in October 2006. We did not record an impairment on long-lived assets in 2007 or 2005.

Goodwill and Other Intangibles

Goodwill and other intangibles are recorded in accordance with SFAS No. 141, Business Combinations (SFAS 141). Goodwill is recorded to the extent that the purchase price exceeds the fair value of the assets acquired. Other intangibles with indefinite useful lives are recorded at fair value at the date of the acquisition. Other intangibles with definite useful lives are recorded at cost. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and other intangibles with indefinite useful lives were tested for impairment using November 30 as our valuation date. Fair value has been determined using discounted cash flow methodology. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144. We have determined that no impairment of goodwill or other intangibles existed in any of the three years ended December 31, 2007.

Income Taxes

Income taxes are calculated using the asset and liability method required by SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred income taxes are recognized for the tax consequences resulting from timing differences by applying enacted statutory tax rates applicable to future years. These timing differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under SFAS 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income.

Earnings Per Share

Basic earnings per common share are based upon the weighted-average number of common shares outstanding. Diluted earnings per common share are based upon the weighted-average number of common shares outstanding and dilutive common stock equivalents from the assumed exercise of stock options using the treasury stock method.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123, as revised, Share-Based Payment (SFAS 123R) under the modified-prospective transition method. SFAS 123R requires that all share-based awards be recognized as operating expense, based on their fair values on the date of grant, over the requisite service period, in the consolidated statement of operations. Prior to January 1, 2006, we accounted for share-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Accordingly, prior to January 1, 2006, no compensation expense was recognized for share-based awards granted where the exercise price was equal to the market price of the underlying stock on the date of grant.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

Our deductible for individual healthcare claims is $0.2 million. Our deductible for workers’ compensation is $0.5 million. We have a $0.3 million deductible for automobile and general liability claims. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statement of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Payroll” line of our Consolidated Statement of Operations.

Accounting for Derivative Instruments and Hedging Activities

We use derivative instruments to manage the risk of changes in prevailing interest rates adversely affecting future cash flows associated with our credit facilities. The derivative instrument used to manage such risk is the interest rate swap. We account for interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). We have designated our interest rate swap as a cash flow hedge. As such, we report the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive loss. Periodic gains and losses on the swap are used to offset related results on the hedged item in the statement of operations. Cash flows from derivatives accounted for as cash flow hedges are reported as cash flow from operating activities, in the same category as the cash flows from the items being hedged.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement only if that position meets the more-likely-than-not recognition threshold. We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize a change to our unrecognized tax benefits as a result of this adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us beginning January 1, 2008 and is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), an amendment of SFAS 87, SFAS 88, SFAS 106, and SFAS 132R and other related accounting literature. SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end balance sheet with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. As of result of the adoption of SFAS 158 as of December 31, 2006, we recorded a noncurrent liability, representing the combined underfunded status of our pension plans, of $18.2 million dollars on our consolidated balance sheet.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us beginning January 1, 2008 and is not expected to have a significant impact on our consolidated financial statements.

In June 2007, the FASB’s Emerging Issues Task Force (EITF) issued EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires the tax benefit received on dividends associated with share-based awards that are charged to retained earnings to be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. Our adoption of EITF 06-11 on January 1, 2008 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB revised SFAS No. 141, Business Combinations (SFAS 141). The revised SFAS No. 141 (SFAS 141R) establishes principles and requirements for how an acquiring company:

•	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;

•	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

•	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS 141R requires an acquiring company to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Under SFAS 141, acquisition-related costs were included in the total costs of the acquisition that were allocated to the assets acquired and the liabilities assumed. Under SFAS 141R, these acquisition-related costs will be expensed in the period in which they occur. SFAS 141R requires an acquiring company to recognize contractual contingencies as assets or liabilities at fair value as of the acquisition date. SFAS 141 permitted deferred recognition of preacquisition contingencies until certain recognition criteria were met. SFAS 141R also requires an acquiring company to recognize contingent consideration at fair value as of the acquisition date. Under SFAS 141, contingent consideration usually was not recognized until the contingency was resolved, in which case an adjustment was made to goodwill. SFAS 141R is effective for us beginning January 1, 2009. Our adoption of SFAS 141R will affect the way we account for acquisitions, including acquisition-related costs, contractual contingencies and contingent consideration. Our adoption of SFAS 141R may also impact the amount of information we disclose about acquisitions.

Note B – Acquisitions

We made several acquisitions in 2006 and 2005. We did not make any acquisitions in 2007.

Subsequent to year end, in January 2008, we acquired Mason Zimbler Limited, a full-service integrated digital marketing agency specializing in the technology sector. With offices in Bristol, UK and Reading, UK, Mason Zimbler provides technology companies with a full range of integrated digital marketing services, including direct marketing, advertising and branding, incorporating Web site development, e-mail lead generation, viral, channel incentive programs, media planning and buying, research and other services. We have not yet completed the purchase accounting for this transaction. This acquisition is not expected to have a material impact on our results of operations for 2008.

In September 2006, we acquired Aberdeen Group, Inc. (Aberdeen), a provider of technology market research, intelligence, and demand generation services located in Boston, Massachusetts. Aberdeen offers market information and services through research channels, and prepares reports based on primary research and benchmarking data from more than 25,000 companies. We believe this acquisition has provided synergy opportunities with our CI Technology Database, which now tracks technology infrastructure, business profiles and technology purchase plans at 680,000 locations in North America, South America and Europe – expanding their base globally for research. The results of Aberdeen's reports on current marketplace experiences and trends are used to generate qualified leads by its clients, and we believe this intelligence assists our clients in their own marketing efforts. Goodwill of $32.3 million, intangible assets not subject to amortization of $5.0 million, and intangible assets subject to amortization of $4.3 million have been recognized in this transaction and assigned to the Direct Marketing segment.

In July 2006, we acquired Global Address, a provider of global postal address data quality software and services incorporating standards for more than 230 nations and territories worldwide. Global Address, located in Bristol, UK, and with additional operations in Mountain View, CA, focuses on international address data, and has provided key components of Harte-Hanks Global Data Management, one of our data services offerings. We continue to integrate elements of Global Address into our existing international offerings, among them

Global Data Management and our Trillium Software data quality solutions, while continuing to support stand-alone Global Address products and services in the marketplace. The total amount of goodwill recognized in this transaction was $8.1 million and was assigned to the Direct Marketing segment. No intangible assets were recognized in this transaction.

In June 2006, we acquired StepDot Software GmbH of Germany and integrated it into our Trillium Software operations. Based in Böblingen, Germany, StepDot was a value-added reseller specializing in data quality and integration solutions for Harte-Hanks since 2002. The acquisition provided us with a more strategic presence in Central Europe and Germany. The total amount of goodwill recognized in this transaction was $0.4 million and was assigned to the Direct Marketing segment. No intangible assets were recognized in this transaction.

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

In April 2005, we acquired substantially all of the assets of Flyer Printing Company, Inc. related to The Flyer publication, located in Tampa, Florida. TheFlyer.com, our current name for this publication, is a weekly shopper publication delivered by mail with circulation at the time of the acquisition of 955,000 in the Tampa, Florida metropolitan area. The total amount of goodwill recognized in this transaction was $41.6 million. Intangible assets recognized in this transaction that are subject to amortization, relating to client relationships and non-compete agreements, totaled $8.3 million. Intangible assets recognized in this transaction that are not subject to amortization, relating to trademarks and trade names, totaled $7.6 million. All goodwill and intangibles recognized as part of this acquisition were assigned to the Shoppers segment.

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

The total cost of acquisitions in 2006 and 2005 was $53.9 million and $63.3 million, respectively, and all were paid in cash. We did not make any acquisition-related payments in 2007. The operating results of these acquisitions have been included in the accompanying Consolidated Financial Statements from the date of the acquisitions. We have not disclosed proforma amounts including the operating results of prior years’ acquisitions as they are not considered material.

Note C – Long-Term Debt

Our long-term debt obligations at year-end were as follows:

	December 31,
In thousands	2007	2006
Revolving Credit Facility, various interest rates based on Eurodollar (effective rate of 5.44% at December 31, 2007), due August 12, 2010	$69,000	$10,000
Term Loan Facility, various interest rates based on Eurodollar (effective rate of 5.16% at December 31, 2007), due September 6, 2011	190,125	195,000

	$259,125	$205,000

Credit Facilities

On August 12, 2005, we entered into a five-year $125 million revolving credit facility (Revolving Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent. The Revolving Credit Facility allows us to obtain revolving credit loans. For each borrowing under the Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in the Revolving Credit Agreement) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in the Revolving Credit Agreement) ratio then in effect, and ranges from .315% to .60% per annum. There is a facility fee that we are also required to pay under the Revolving Credit Facility that is based on a rate applied to the total commitment amount under the Revolving Credit Facility, regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect.

On September 6, 2006, we entered into a five-year term loan facility (Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The Term Loan Facility originally provided for a commitment of up to $200 million. On December 31, 2007 we began making the scheduled quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amounts
1 – 8	2.50% each
9 – 12	3.75% each
13 – 15	5.00% each
Maturity Date	Remaining Principal Balance

The Term Loan Facility matures on September 6, 2011. For each borrowing under the Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the Term Loan Agreement) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the Term Loan Agreement) then in effect, and ranges from .315% to .60% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the Term Loan Facility that is based on a facility fee rate applied to the outstanding principal balance owed under the Term Loan Facility. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the Term Loan Facility at any time without incurring any prepayment penalties. Once an amount has been prepaid, it may not be reborrowed.

Subsequent to year end, on January 18, 2008, we entered into a six-month $50 million revolving credit facility (Bridge Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The Bridge Loan Facility matures on July 18, 2008 and allows us to obtain revolving credit loans up to that date. We intend to utilize the availability under the Bridge Loan Facility primarily to repurchase shares of our common stock and for other general corporate purposes. For each borrowing under the Bridge Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the Bridge Loan Agreement) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the Bridge Loan Agreement) then in effect, and ranges from .40% to .75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the Bridge Loan Facility that is based on a rate applied to the total commitment amount under the Bridge Loan Facility. Prior to termination of the commitment under the Bridge Loan Facility, the facility rate is applied to the total commitment amount under the Bridge Loan Facility, regardless of how much of that commitment we have actually drawn upon. Commencing upon termination of the commitment under the Bridge Loan Facility, the facility rate is applied to the outstanding principal balance owed under the Bridge Loan Facility. The facility fee rate ranges from .10% to ..25% per annum, depending on our total debt-to-EBITDA ratio then in effect.

Subject to market conditions, we anticipate entering into an approximately $100 million, longer-term credit facility prior to the maturity date of the Bridge Loan Facility, at which time we intend to repay any amounts then owed under the Bridge Loan Facility. We intend to utilize the availability under this anticipated longer-term credit facility primarily to continue to repurchase shares of our common stock and for other general corporate purposes.

The future minimum principal payments related to our debt at December 31, 2007 are as follows:

In thousands
2008	$19,500
2009	21,938
2010	100,687
2011	117,000

$259,125

As we have capacity under our Revolving Credit Facility and the intent to fund the required quarterly principal payments under the Term Loan Facility through 2008, we have classified our entire debt balance at December 31, 2007 as long-term.

Under the credit facilities, we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control prevent of default under existing agreements. As of December 31, 2007, we were in compliance with all of the covenants of our credit facilities.

Cash payments for interest were $13.2 million, $6.1 million, and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note D – Interest Rate Risk

We use derivative instruments to manage the risk of changes in prevailing interest rates adversely affecting future cash flows associated with our credit facilities. The derivative instrument used to manage such risk is the interest rate swap. We account for interest rate swaps in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

We have designated our interest rate swap as a cash flow hedge. For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded in other comprehensive income (loss) and is recognized as a component of interest expense in the statement of operations when the hedged item affects results of operations. We discontinue hedge accounting prospectively if it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur.

If hedge accounting is discontinued, the derivative instrument will continue to be carried at fair value, with changes in the fair value of the derivative instrument recognized in the current period’s results of operations. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses included in accumulated other comprehensive income (loss) will be recognized immediately in results of operations. When hedge accounting is discontinued because the derivative instrument has not been or will not continue to be highly effective as a hedge, the remaining amount in accumulated other comprehensive income (loss) is amortized into earnings over the remaining life of the derivative.

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changes the variable-rate cash flow exposure on the $150.0 million notional amount to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we receive London Interbank Offered Rate (LIBOR) based variable interest rate payments and make fixed-interest rate payments, thereby creating fixed-rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our Revolving Credit Facility and Term Loan Facility. As such, we report the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive loss. Periodic gains and losses on the swap are used to offset related results on the hedged item in the statement of operations. At December 31, 2007 this swap is recorded at fair value as a $2.6 million liability. We reclassified into earnings gains of $0.1 million for the year ended December 31, 2007, that were related to the swap and previously reported in other comprehensive loss. We expect losses of $1.2 million to be reclassified into earnings over the next twelve months related to the swap and currently reported in other comprehensive loss. The amount ultimately realized, however, could differ as interest rates change.

On a quarterly basis, we assess the ineffectiveness of the hedging relationship, and any gains or losses related to the ineffectiveness are recorded as interest expense in our statement of operations. We do not expect the ineffectiveness related to our current hedging activity to be material to our financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.

We do not enter into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

We assess interest rate risk by regularly identifying and monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Note E – Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2007	2006	2005
Current
Federal	$39,855	$49,958	$56,593
State and local	8,719	10,349	8,609
Foreign	1,292	433	264

Total current	$49,866	$60,740	$65,466

Deferred
Federal	$8,145	$5,487	$5,130
State and local	609	891	471
Foreign	(123)	338	954

Total deferred	$8,631	$6,716	$6,555

Total income tax expense	$58,497	$67,456	$72,021

The United States and foreign components of income before income taxes were as follows:

	Year Ended December 31,
In thousands	2007	2006	2005
United States	$148,291	$176,777	$183,393
Foreign	2,846	2,471	3,086

Total income before income taxes	$151,137	$179,248	$186,479

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2007		2006		2005
Computed expected income tax expense	$52,898	35%	$62,737	35%	$65,269	35%
Net effect of state income taxes	6,063	4%	7,306	4%	5,960	3%
Production activities deduction	(1,282)	-1%	(1,940)	-1%	–	0%
Other, net	818	1%	(647)	0%	792	1%

Income tax expense for the period	$58,497	39%	$67,456	38%	$72,021	39%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2007	2006	2005
Results of operations	$58,497	$67,456	$72,021
Stockholders’ equity	(5,187)	(1,580)	(8,700)

Total	$53,310	$65,876	$63,321

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2007	2006
Deferred tax assets
Deferred compensation and retirement plan	$9,564	$10,158
Accrued expenses not deductible until paid	6,520	6,193
Employee stock-based compensation	4,514	2,622
Accounts receivable, net	1,443	1,306
Other, net	252	111
State income tax	627	1,321
Federal net operating loss carryforwards	2,239	2,303
Foreign net operating loss carryforwards	1,564	1,672
State net operating loss carryforwards	1,101	821

Total gross deferred tax assets	27,824	26,507
Less valuation allowance	(1,047)	(1,128)

Net deferred tax assets	26,777	25,379

Deferred tax liabilities
Property, plant and equipment	(11,825)	(13,762)
Goodwill and other intangibles	(67,997)	(59,377)
Other, net	(387)	–

Total gross deferred tax liabilities	(80,209)	(73,139)

Net deferred tax liabilities	$(53,432)	$(47,760)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2007 and 2006.

Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related timing difference. There are approximately $14.2 million and $8.1 million of deferred tax assets related to non-current items that are netted with long-term deferred tax liabilities at December 31, 2007 and 2006, respectively.

Harte-Hanks or one of our subsidiaries files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2003. For U.S. federal returns, we are no longer subject to tax examinations for years prior to 2004.

We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize a change to our unrecognized tax benefits as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at January 1, 2007	$12,209
Additions for current year tax positions	640
Additions for prior year tax positions	2,128
Reductions for prior year tax positions	(871)
Lapse of statute	(2,338)
Settlements	–

Balance at December 31, 2007	$11,768

At December 31, 2007, unrecognized tax benefits totaled $7.7 million, net of tax, of which $1.3 million represents accruals for interest and penalties that were recorded as additional tax expense in accordance with our accounting policy. If recognized, the entire unrecognized tax benefit amount would impact the effective tax rate. During the years ended December 31, 2007, 2006, and 2005, we recognized approximately $0.2 million, $0.1 million and $0.3 million in taxes related to interest and penalties. We had approximately $1.3 million and $1.1 million of interest and penalties accrued at December 31, 2007 and 2006, respectively.

We anticipate that it is reasonably possible that we will have a reduction in the liability related to filing positions in the range of $1.2 million to $1.4 million during 2008 as a result of the lapsing statutes.

The adoption of SFAS 123R in January 2006 required the recognition of a deferred tax asset for the future exercise and issuance of stock-based compensation grants. As a result of the adoption of SFAS 123R we recorded $2.6 million in deferred tax assets in 2006.

As of December 31, 2007, we had net operating loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2020.

The valuation allowance for deferred tax assets as of January 1, 2006, was $.7 million. The valuation allowance at December 31, 2007 and 2006 relates to foreign and state net operating loss carryforwards, which are not expected to be realized.

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

Cash payments for income taxes were $44.1 million, $59.1 million and $64.9 million in 2007, 2006 and 2005, respectively.

Note F – Goodwill and Other Intangibles

Goodwill and other intangibles are recorded in accordance with SFAS 141. Goodwill is recorded to the extent that the purchase price exceeds the fair value of the assets acquired. Pursuant to SFAS 142, goodwill and other intangibles with indefinite useful lives are tested for impairment as described below.

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

Both the Direct Marketing and Shoppers segments were tested for impairment using the November 30, 2007 balances. Based on the results of our impairment test, we have not recorded an impairment loss related to goodwill or other intangibles with indefinite useful lives in any of the three years ended December 31, 2007.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2005	$335,263	$167,487	$502,750

Additional purchase consideration	42,597	–	42,597

Balance at December 31, 2006	$377,860	$167,487	$545,347

Purchase accounting adjustments	(1,764)	–	(1,764)

Balance at December 31, 2007	$376,096	$167,487	$543,583

Other intangibles with indefinite useful lives all relate to trademarks and trade names associated with the Tampa Flyer acquisition in April 2005 and the Aberdeen acquisition in September 2006, and were recorded at fair value.

The changes in the carrying amount of other intangibles with indefinite lives for the years ended December 31, 2007 and 2006, are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2005	$–	$7,600	$7,600

Additional purchase consideration	5,000	–	5,000

Balance at December 31, 2006	$5,000	$7,600	$12,600

Additional purchase consideration	–	–	–

Balance at December 31, 2007	$5,000	$7,600	$12,600

Other intangibles with definite useful lives all relate to contact databases, client relationships and non-compete agreements. Other intangibles with definite useful lives are recorded on the basis of cost in accordance with SFAS 141. Pursuant to SFAS 142, intangible assets with definite useful lives are amortized on a straight-line basis over their respective estimated useful lives, typically a period of 5 to 10 years, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset my not be recoverable. We have not recorded an impairment loss related to other intangibles with definite useful lives in any of the three years ended December 31, 2007.

The changes in the carrying amount of other intangibles with definite lives for the years ended December 31, 2007 and 2006, are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2005	$1,547	$7,522	$9,069

Amortization	(1,303)	(1,163)	(2,466)
Additional purchase consideration	4,245	–	4,245

Balance at December 31, 2006	$4,489	$6,359	$10,848

Amortization	(2,347)	(1,162)	(3,509)
Purchase accounting adjustments	1,000	–	1,000

Balance at December 31, 2007	$3,142	$5,197	$8,339

Amortization expense related to other intangibles with definite useful lives was $3.5 million, $2.5 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Expected amortization expense for the next five years is as follows:

In thousands
2008	$2,950
2009	1,712
2010	934
2011	674
2012	648

Note G – Employee Benefit Plans

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

On December 31, 2006, we adopted SFAS 158, which requires that the overfunded or underfunded status of defined benefit postretirement plans be recorded as an asset or liability in the balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. Periodic changes in the funded status are recognized through comprehensive income. We currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end consolidated balance sheets.

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$126,565	$126,567
Service cost	766	762
Interest cost	7,778	7,320
Actuarial loss (gain)	1,943	(2,135)
Benefits paid	(6,003)	(5,949)

Benefit obligation at end of year	$131,049	$126,565

Change in plan assets
Fair value of plan assets at beginning of year	$108,343	$96,612
Actual return on plan assets	7,227	12,248
Contributions	5,445	5,432
Benefits paid	(6,003)	(5,949)

Fair value of plan assets at end of year	$115,012	$108,343

Funded status at end of year	$(16,037)	$(18,222)

The effect of applying SFAS 158 on individual lines in the Consolidated Balance Sheets as of December 31, 2006 was as follows:

In thousands	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other assets	$35,337	$(31,413)	$3,924
Total assets	1,000,698	(31,413)	969,285
Deferred income taxes	(79,188)	14,108	(65,080)
Other long-term liabilities	(30,235)	(4,258)	(34,493)
Total liabilities	(485,659)	9,850	(475,809)
Accumulated other comprehensive loss (pension-related)	336	21,563	21,899
Total stockholders’ equity	(515,039)	21,563	(493,476)
Total liabilities and stockholders’ equity	$(1,000,698)	$31,413	$(969,285)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2007	2006
Noncurrent assets	$4,537	$–
Noncurrent liabilities	(20,574)	(18,222)

	$(16,037)	$(18,222)

The following amounts have been recognized in accumulated other comprehensive loss at December 31:

In thousands	2007	2006
Net loss	$22,172	$21,591
Transition obligation	65	124
Prior service cost	146	184

	$22,383	$21,899

We plan to make a contribution to our frozen pension plan in 2008. That contribution will be at least equal to the minimum required contribution in order to obtain the Pension Benefit Guaranty Corporation full funding limit exemption, but not greater than the maximum amount deductible for tax purposes. At this point we cannot estimate the amount or the timing of that contribution. We are not required to make and do not intend to make any additional contributions to either pension plan in 2008 other than to the extent needed to cover benefit payments related to the unfunded plan.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
In thousands	2007	2006
Projected benefit obligation	$131,049	$126,565
Accumulated benefit obligation	127,037	122,307
Fair value of plan assets	$115,012	$108,343

The non-qualified, unfunded pension plan had an accumulated benefit obligation of $16.6 million and $14.4 million at December 31, 2007 and 2006, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

	Year Ended December 31,
In thousands	2007	2006	2005
Net Period Benefit Cost (Pre-tax)
Service cost	$766	$762	$738
Interest cost	7,778	7,320	7,024
Expected return on plan assets	(8,964)	(8,258)	(7,917)
Amortization of prior service cost	61	61	61
Transition obligation	96	96	96
Recognized actuarial loss	2,442	2,513	2,377

Net periodic benefit cost	$2,179	$2,494	$2,379

Amounts Recognized in Other Comprehensive Loss (Pre-tax)
Net loss	$1,296
Transition obligation	(132)
Prior service cost	(85)
Minimum pension liability	–

Total recognized in other comprehensive loss	$1,079

Total recognized in net periodic benefit cost and other comprehensive loss	$3,258

The estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $2.0 million, $0.1 million and $0.1 million, respectively.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2007	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	8.25%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

	December 31,
	2007	2006
Weighted-average assumptions used to determine benefit obligations
Discount rate	6.25%	6.00%
Rate of compensation increase	4.00%	4.00%

The discount rate assumptions are based on current yields of investment-grade corporate long-term bonds. The expected long-term return on plan assets is based on the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity investments) over a long-term horizon. In determining the expected long-term rate of return on plan assets, we evaluated input from our investment consultants, actuaries, and investment management firms including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, we considered our historical 15-year compounded returns, which have been in excess of the forward-looking return expectations.

The funded pension plan assets as of December 31, 2007 and 2006, by asset category are as follows:

In thousands	2007	%	2006	%
Equity securities	$87,432	76%	$87,974	81%
Debt securities	27,580	24%	20,369	19%

Total plan assets	$115,012	100%	$108,343	100%

The expected future pension benefit payments for the next ten years as of December 31, 2007 are as follows:

In thousands
2008	$6,151
2009	6,553
2010	7,224
2011	7,384
2012	7,782
2013 - 2017	45,117

$80,211

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

The investment policy’s goals and objectives are to meet or exceed the representative indices over a full market cycle (3-5 years). The policy establishes the following investment mix, which is intended to subject the principal to an acceptable level of volatility while still meeting the desired return objectives:

	Target	Acceptable Range	Benchmark Index
Domestic Equities	57.5%	35% - 75%	S&P 500
Large Cap Growth	22.5%	15% - 30%	Russell 1000 Growth
Large Cap Value	22.5%	15% - 30%	Russell 1000 Value
Mid Cap Value	7.5%	5% - 15%	Russell Mid Cap Value
Mid Cap Growth	5.0%	5% - 15%	Russell Mid Cap Growth

Domestic Fixed Income	25.0%	20% - 50%	LB Aggregate
International Equities	17.5%	10% - 25%	MSC1 EAFE

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

We also sponsor a 401(k) retirement plan in which we match a portion of employees’ voluntary before-tax contributions. Under this plan both employee and matching contributions vest immediately. Total 401(k) expense recognized in 2007, 2006 and 2005 was $7.2 million, $7.0 million and $6.6 million, respectively.

Note H – Stockholders’ Equity

In January 2008, we announced an increase in the regular quarterly dividend from 7.0 cents per share to 7.5 cents per share, payable March 14, 2008 to holders of record on February 29, 2008.

During 2007, we repurchased 8.4 million shares of our common stock for $183.9 million under our stock repurchase program. As of December 31, 2007, we have repurchased 59.0 million shares since the beginning of the stock repurchase program in January 1997. In May 2007, our Board of Directors authorized an additional 6.0 million shares under our stock repurchase program, increasing the total authorization to 61.9 million shares. Under this program, we had authorization to repurchase approximately 2.9 million additional shares at December 31, 2007. In January 2008, our Board authorized an additional 12.5 million shares under our stock repurchase program, bringing the total repurchase authorization to 74.4 million shares.

During 2007, we received 0.1 million shares of our common stock, with an estimated market value of $1.9 million, in connection with stock option exercises. Since January 1997, we have received 1.6 million shares in exchange for proceeds related to stock option exercises.

In 2007, we purchased 0.2 million shares of our common stock from Mr. Houston H. Harte, a member of our Board of Directors. In 2007, we also purchased 0.2 million shares of our common stock from The Shelton Family Foundation (Foundation) and 0.1 million shares of our common stock from The Scottie Ann Shelton Trust (Trust). Mr. Larry D. Franklin, the Chairman of our Board of Directors, and David L. Copeland, a member of our Board of Directors, both served as directors on the Foundation and trustees of the Trust at the time of these purchases and both disclaim beneficial ownership of any shares held by the Foundation or the Trust. In January 2008, Mr. Franklin resigned from the board of the Foundation. Details of these purchases are as follows:

Seller	Purchase Date	Shares	Purchase Price	Closing Price
Houston H. Harte	February 5, 2007	100,000	$26.07	$26.07
Shelton Family Foundation	February 20, 2007	100,000	$27.58	$27.58
Houston H. Harte	March 7, 2007	100,000	$27.73	$27.73
Shelton Family Foundation	December 10, 2007	100,000	$16.93	$16.93
Scottie Ann Shelton Trust	December 10, 2007	100,000	$16.93	$16.93

Note I – Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R under the modified-prospective transition method. SFAS 123R requires that all share-based awards be recognized as operating expense, based on their fair values on the date of grant, over the requisite service period, in the Consolidated Statement of Operations. Prior to January 1, 2006, we accounted for share-based awards under the recognition and measurement principles of APB No. 25 and related interpretations. Accordingly, prior to January 1, 2006, no compensation expense was recognized for share-based awards granted where the exercise price was equal to the market price of the underlying stock on the date of grant.

Compensation expense for stock-based awards is recognized on a straight-line basis over the vesting period of the entire award in the Payroll line of the Consolidated Statement of Operations. For the years ended December 31, 2007, 2006, and 2005, we recorded total stock-based compensation expense of $7.1 million ($4.3 million, net of tax), $7.4 million ($4.6 million, net of tax) and $0.2 million ($0.1 million, net of tax), respectively.

Had stock-based compensation been determined and recognized based on the fair value at grant date for awards since January 1, 1995, consistent with the provisions of SFAS 123 as originally issued, our 2005 net income and diluted earnings per share would have been reduced to the pro-forma amounts indicated below:

Year Ended December 31, 2005
In thousands, except per share amounts
Net income — as reported	$114,458
Stock-based employee compensation expense, included in reported net income, net of related tax effects	99
Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,291)

Net income — pro forma	$110,266

Basic earnings per share — as reported	$1.37
Basic earnings per share — pro forma	$1.32
Diluted earnings per share — as reported	$1.34
Diluted earnings per share — pro forma	$1.29

In May 2005, we adopted the 2005 Omnibus Incentive Plan (2005 Plan), a shareholder approved plan, pursuant to which we may issue to directors, officers and key employees up to 4.6 million equity securities. Under the 2005 Plan we have awarded stock options, nonvested shares and performance stock units. The 2005 Plan replaced the 1991 Stock Option Plan (1991 Plan), a shareholder approved plan, pursuant to which we issued stock options to officers and key employees. No additional options will be granted under the 1991 Plan. As of December 31, 2007, there were 2.7 million shares available for grant under the 2005 Plan.

Stock Options

Under the 2005 Plan, all options have been granted at exercise prices equal to the market price of the common stock on the grant date (2005 Plan market price options). All 2005 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of December 31, 2007, 2005 Plan market price options to purchase 1.6 million shares were outstanding with exercise prices ranging from $16.08 to $28.85 per share.

Under the 1991 Plan, options were granted at exercise prices equal to the market price of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market price of the common stock (1991 Plan performance options). 1991 Plan market price options granted prior to January 1998 became exercisable after the fifth anniversary of their date of grant and expire on the tenth anniversary of their date of grant. Beginning January 1998, 1991 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of December 31, 2007, 1991 Plan market price options to purchase 5.1 million shares were outstanding with exercise prices ranging from $11.92 to $26.55 per share.

At December 31, 2007, 1991 Plan performance options to purchase 22,000 shares were outstanding, all with exercise prices of $1.33 per share. No 1991 Plan performance options have been granted since January 1999. The 1991 Plan performance options became exercisable in whole or in part after three years, and the extent to which they became exercisable at that time depended upon the extent to which we achieved certain goals established at the time the options were granted. In December 2005, the remaining unvested 1991 Plan performance options were amended to comply with Section 409A of the Internal Revenue Code of 1986, as amended. Under this option amendment, these unvested 1991 Plan performance options will only be exercisable on the business day following the vesting date of each option.

The following summarizes all stock option activity during 2007, 2006 and 2005:

	Number of Shares	Weighted- Average- Option Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at December 31, 2004	7,228,685	$16.01

Granted	1,220,050	25.88
Exercised	(773,890)	9.98		$13,329
Cancelled	(246,661)	21.82

Options outstanding at December 31, 2005	7,428,184	$18.07

Granted	808,875	25.92
Exercised	(846,652)	12.00		$12,754
Cancelled	(238,436)	25.12

Options outstanding at December 31, 2006	7,151,971	$19.44

Granted	1,028,125	24.91
Exercised	(979,545)	14.16		$9,009
Cancelled	(416,907)	24.67

Options outstanding at December 31, 2007	6,783,644	$20.71	5.45	$15,422

Exercisable at December 31, 2007	3,952,614	$17.90	3.75	$8,811

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2007. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2007 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Number Outstanding	Outstanding		Exercisable
Range of Exercise Prices		Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.33 – 14.50	560,440	1.81	$13.26	546,038	$13.58
$14.54 – 15.63	618,921	2.88	$14.83	618,921	$14.83
$15.75 – 17.30	736,999	2.56	$16.53	685,499	$16.48
$17.45 – 18.22	857,768	4.19	$18.13	820,009	$18.16
$18.31 – 21.23	623,000	4.77	$19.83	599,250	$19.86
$22.03 – 22.03	745,717	6.09	$22.03	357,347	$22.03
$22.78 – 24.42	483,700	8.33	$23.76	94,450	$23.99
$25.63 – 25.63	868,799	7.07	$25.63	213,846	$25.63
$25.76 – 25.76	591,175	8.10	$25.80	1,250	$25.76
$26.31 – 28.85	697,125	8.93	$26.30	16,004	$27.34

	6,783,644	5.45	$20.71	3,952,614	$17.90

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Expected term (in years)	6.75	6.75	6.59
Expected stock price volatility	21.43%	23.25%	25.64%
Risk-free interest rate	4.59%	4.45%	4.00%
Expected dividend yield	1.11%	0.89%	0.75%

Expected term is estimated using the simplified method under Staff Accounting Bulletin No. 107, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to changes in the option vesting schedules and the pool of employees receiving option grants. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. Expected dividend yield is based on historical stock price movement and anticipated future annual dividends over the expected term. Future annual dividends over the expected term are estimated to range between $0.32 and $0.56 per share, with a weighted-average annual dividend of $0.44 per share.

The weighted-average fair value of options granted during 2007, 2006 and 2005 was $7.32, $8.11 and $8.30, respectively. As of December 31, 2007, there was $11.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.11 years.

Nonvested Shares

All nonvested shares have been granted under the 2005 Plan, and vest 100% on the third anniversary of their date of grant. As of December 31, 2007, 0.2 million nonvested shares were outstanding, none of which had vested.

The following summarizes all nonvested share activity during 2007 and 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares outstanding at December 31, 2005	—	$—

Granted	82,624	25.82
Vested	—	—
Cancelled	(3,201)	25.80

Nonvested shares outstanding at December 31, 2006	79,423	$25.82

Granted	81,584	25.01
Vested	—	—
Cancelled	(7,048)	25.27

Nonvested shares outstanding at December 31, 2007	153,959	$25.41

The fair value of each nonvested share is estimated on the date of grant as the closing market price of our common stock on the date of grant. We did not grant any nonvested shares prior to 2006. As of December 31, 2007, there was $1.6 million of total unrecognized compensation cost related to nonvested shares. This cost is expected to be recognized over a weighted average period of approximately 1.94 years.

Performance Stock Units

All performance stock units have been granted under the 2005 Plan. Performance stock units are a form of share-based awards in which the number of shares ultimately issued is based on our performance against specific performance goals over a three-year period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 125%. As of December 31, 2007, 0.1 million performance stock units were outstanding. As of December 31, 2007, no shares of stock associated with the performance stock units have been issued.

The following summarizes all performance stock unit activity during 2007 and 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at December 31, 2005	—	$—

Granted	48,175	25.03
Issued	—	—
Cancelled	(3,025)	25.03

Performance stock units outstanding at December 31, 2006	45,150	$25.03

Granted	48,900	25.29
Issued	—	—
Cancelled	(5,600)	25.08

Performance stock units outstanding at December 31, 2007	88,450	$25.17

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of dividend payments anticipated to be paid over the vesting period. Annual dividends over the vesting period are estimated to range between $0.28 and $0.36 per share, with a weighted-average annual dividend of $0.32 per share. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2007, none of the performance goals associated with outstanding performance stock units are expected to be achieved. As a result, no compensation expense related to performance stock awards has been recorded since June 30, 2007 and we reversed $0.5 million of previously recorded stock-based compensation related to performance stock units in the third quarter of 2007.

Employee Stock Purchase Plan

The 1994 Employee Stock Purchase Plan (ESPP Plan), a shareholder approved plan, provides for a total of 6.0 million shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. During 2007, we issued 0.2 million shares under our employee stock purchase plan at an average price of $19.41 per share. 2.2 million shares were available for issuance at December 31, 2007.

Note J – Fair Value of Financial Instruments

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include revolving credit agreements, accounts receivable and trade payables. The carrying value of the interest rate swap is adjusted to fair value at the end of each fiscal quarter.

Note K – Commitments and Contingencies

At December 31, 2007, we had letters of credit in the amount of $24.9 million. No amounts were drawn against these letters of credit at December 31, 2007. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile and general liability, and leases.

We are subject to various legal proceedings in the course of conducting our businesses and, from time to time, we may become involved in additional claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits is not currently expected to have a material effect on our consolidated financial position or results of operations. Nevertheless, we cannot predict the impact of future developments affecting our pending or future claims and lawsuits. We expense legal costs as incurred, and all recorded legal liabilities are adjusted as required as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints.

Note L – Leases

We lease certain real estate and equipment under various operating leases. Most of the leases contain renewal options for varying periods of time. The total rent expense applicable to operating leases was $31.1 million, $28.2 million and $27.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Step rent provisions and escalation clauses, capital improvement funding, rent holidays and other lease concessions are taken into account in computing minimum lease payments. We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2007 are as follows:

In thousands
2008	$23,972
2009	21,406
2010	16,455
2011	9,586
2012	7,044
After 2012	12,305

$90,768

Note M – Selected Quarterly Data (Unaudited)

In thousands, except per share amounts	2007 Quarter Ended				2006 Quarter Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$303,017	$286,696	$290,145	$283,028	$313,240	$294,681	$298,372	$278,395
Operating income	47,233	40,000	41,579	36,115	50,328	44,606	51,548	39,570
Net income	27,536	21,882	22,895	20,327	30,157	27,663	30,189	23,783
Basic earnings per share	$0.39	$0.30	$0.31	$0.27	$0.40	$0.35	$0.38	$0.29
Diluted earnings per share	$0.39	$0.30	$0.31	$0.27	$0.39	$0.35	$0.37	$0.29

Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share.

Note N – Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Year Ended December 31,
In thousands, except per share amounts	2007	2006	2005
Basic EPS
Net income	$92,640	$111,792	$114,458

Weighted-average common shares outstanding used in earnings per share computations	72,524	79,049	83,734

Earnings per share	$1.28	$1.41	$1.37

Diluted EPS
Net income	$92,640	$111,792	$114,458

Shares used in diluted earnings per share computations	73,703	80,646	85,406

Earnings per share	$1.26	$1.39	$1.34

Computation of Shares Used in Earnings Per Share Computations
Average outstanding common shares	72,524	79,049	83,734
Average common equivalent shares — dilutive effect of option shares	1,179	1,597	1,672

Shares used in diluted earnings per share computations	73,703	80,646	85,406

For the purpose of calculating the shares used in the diluted EPS calculations, 2.5 million, 1.8 million and 42,000 anti-dilutive market price options have been excluded from the EPS calculations for the years ended December 31, 2007, 2006 and 2005, respectively.

Note O – Business Segments

We are a worldwide direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Direct Marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We believe that we are generally able to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients.

We use various capabilities and technologies to enable our clients to identify, reach, influence and nurture their customers. Harte-Hanks Direct Marketing improves the return on its clients’ marketing investment by increasing their prospect and customer value through solutions and services organized around five groupings of integrated activities:

•	Information (data collection/management);

•	Opportunity (data access/utilization);

•	Insight (data analysis/interpretation);

•	Engagement (program and campaign creation and development); and

•	Interaction (program execution).

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. As of December 31, 2007, our Shoppers publications are zoned into 1,077 separate editions with total circulation of approximately 13 million in California and Florida each week. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers clients range from large national companies to local neighborhood businesses to individuals with a single item for sale. The segment’s core clients are local service businesses and small retailers. Shoppers client base is entirely domestic.

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

	Year Ended December 31,
In thousands	2007	2006	2005
Revenues
Direct Marketing	$732,461	$709,728	$694,558
Shoppers	430,425	474,960	440,435

Total revenues	$1,162,886	$1,184,688	$1,134,993

Operating income
Direct Marketing	$108,796	$109,458	$108,095
Shoppers	70,784	88,814	94,231
Corporate Activities	(14,653)	(12,220)	(12,313)

Total operating income	$164,927	$186,052	$190,013

Income before income taxes
Operating income	$164,927	$186,052	$190,013
Interest expense	(12,992)	(6,333)	(1,957)
Interest income	539	231	197
Other, net	(1,337)	(702)	(1,774)

Income before income taxes	$151,137	$179,248	$186,479

Depreciation
Direct Marketing	$25,569	$24,618	$23,721
Shoppers	7,606	6,930	6,174
Corporate Activities	20	18	23

Total depreciation	$33,195	$31,566	$29,918

Other intangible amortization
Direct Marketing	$2,347	$1,303	$620
Shoppers	1,162	1,163	807

Total goodwill and intangible amortization	$3,509	$2,466	$1,427

Capital expenditures
Direct Marketing	$21,270	$25,758	$18,264
Shoppers	6,947	7,935	9,914
Corporate Activities	–	15	37

Total capital expenditures	$28,217	$33,708	$28,215

	Year Ended December 31,
In thousands	2007	2006
Total assets
Direct Marketing	$657,462	$642,843
Shoppers	269,910	273,656
Corporate Activities	24,554	52,786

Total assets	$951,926	$969,285

Goodwill
Direct Marketing	$376,096	$377,860
Shoppers	167,487	167,487

Total goodwill	$543,583	$545,347

Other intangible assets
Direct Marketing	$8,141	$9,488
Shoppers	12,798	13,960

Total other intangible assets	$20,939	$23,448

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2007	2006	2005
Revenues [a]
United States	$1,100,820	$1,121,401	$1,068,981
Other countries	62,066	63,287	66,012

Total revenues	$1,162,886	$1,184,688	$1,134,993

Long-lived net assets [b]
United States	$95,685	$99,767
Other countries	16,669	16,824

Total long-lived assets	$112,354	$116,591

a	Geographic revenues are based on the location of the client.
b	Long-lived assets are based on physical location.

INDEX TO EXHIBITS

We are incorporating certain exhibits listed below by reference to other Harte-Hanks filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Exhibit No.	Description of Exhibit
Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001).

Instruments Defining Rights of Security Holders

4(a)	Registration Rights Agreement dated as of September 11, 1984 among HHC Holding Inc. and its stockholders (filed as Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 1993).

Credit Agreements

10.1(a)	Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., as administrative agent, dated August 12, 2005 (filed as Exhibit 10.1 to Company’s Form 8-K dated August 12, 2005).

10.1(b)	Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative Agent, dated September 6, 2006 (filed as Exhibit 10.1 to Company’s Form 8-K dated September 6, 2006).

10.1(c)	First Amendment to Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative Agent, dated September 18, 2006 (filed as Exhibit 10.1 to Company’s Form 8-K dated September 18, 2006).

10.1(d)	Revolving Loan Agreement dated as of January 18, 2008 between Harte-Hanks, Inc., the Lenders Party Thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Book Runner (filed as Exhibit 10.1 to Company’s Form 8-K dated January 18, 2008).

Management and Director Compensatory Plans and Forms of Award Agreements

10.2(a)	Harte-Hanks, Inc. Amended and Restated Restoration Pension Plan dated as of January 1, 2000 (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 1999).

10.2(b)	Amendment One to Harte-Hanks, Inc. Amended and Restated Restoration Plan dated December 18, 2000 (filed as Exhibit 10(l) to the Company’s Form 10-K for the year ended December 31, 2000).

1

10.2(c)	Harte-Hanks, Inc. Deferred Compensation Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 1998).

10.2(d)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998).

10.2(e)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the six months ended June 30, 1996).

10.2(f)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998).

10.2(g)	Form of Non Qualified Stock Option Agreement for employees granted under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(h)	Form of Non Qualified Stock Option Agreement for directors granted Under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(i)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 6, 1997, September 24, 1997, January 7, 1998 and January 28, 1998 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005).

10.2(j)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 12, 1999 and January 25, 1999 (filed as Exhibit 10.2.b to the Company’s Form 8-K dated December 15, 2005).

10.2(k)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for certain officers (filed as Exhibit 10.1.a to the Company’s Form 8-K dated December 15, 2005).

10.2(l)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for non-officers. (filed as Exhibit 10.1.b to the Company’s Form 8-K dated December 15, 2005).

10.2(m)	2005 Omnibus Incentive Plan (filed as Annex A to the Company’s Definitive 14A Proxy Statement filed on April 15, 2005).

10.2(n)	First Amendment to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan, dated February 1, 2007 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the three months ended March 31, 2007).

2

10.2(o)	Form of 2005 Omnibus Non-Qualified Stock Option Agreement (filed as Exhibit 10(p) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(p)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 25, 2006).

10.2(q)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 25, 2006).

10.2(r)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated January 25, 2006).

*10.2(s)	Summary of Non-Employee Directors’ Compensation.

Executive Officer Employment and Separation Agreements

10.3(a)	Transition and Consulting Agreement, dated as of August 29, 2007, by and between Harte-Hanks, Inc. and Richard Hochhauser (filed as Exhibit 10.1 to the Company’s Form 8-K dated August 29, 2007).

10.3(b)	Severance Agreement between the Company and Pete Gorman (filed as Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2000).

10.3(c)	Form of Change of Control Severance Agreement between the Company and its President and Chief Executive Officer and its Executive Vice Presidents (other than Pete Gorman) and Senior Vice Presidents (filed as Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2000).

10.3(d)	Form of Change of Control Severance Agreement between the Company and its Vice Presidents (filed as Exhibit 10.1 on the Company’s Form 8-K dated June 13, 2005).

10.3(e)	Agreement between Harte-Hanks, Inc. and Larry Franklin regarding role of Chairman of the Board of Directors of Harte-Hanks, Inc. dated as of April 1, 2002 (filed as Exhibit 10(m) to the Company’s Form 10-Q for the three months ended March 31, 2002).

10.3(f)	Severance Agreement between Harte-Hanks, Inc. and Larry Franklin, dated as of December 15, 2000 (filed as Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2000).

10.3(g)	Form of Non-Compete Agreement signed by certain officers and certain employees of the Company (filed as Exhibit 10.4 to the Company’s Form 8-K dated January 25, 2006).

3

Other Exhibits

*21	Subsidiaries of the Company

*23	Consent of KPMG LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable

4