Form 10-Q
period 2008-03-31
HARTE HANKS INC
filed 2008-05-12
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock: $1 par value per share, 63,168,048 shares as of April 30, 2008.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2008

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets
Cash and cash equivalents	$27,626	$22,847
Accounts receivable (less allowance for doubtful accounts of $3,486 and $3,556 at March 31, 2008 and December 31, 2007, respectively)	171,497	199,222
Inventory	5,901	6,007
Prepaid expenses	18,352	15,473
Current deferred income tax asset	13,467	12,628
Other current assets	7,530	9,503

Total current assets	244,373	265,680
Property, plant and equipment (less accumulated depreciation of $226,014 and $229,190 at March 31, 2008 and December 31, 2007, respectively)	111,069	112,354
Goodwill, net	552,978	543,583
Other intangible assets (less accumulated amortization of $10,028 and $10,235 at March 31, 2008 and December 31, 2007, respectively)	20,202	20,939
Other assets	10,206	9,370

Total assets	$938,828	$951,926

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$54,172	$67,167
Accrued payroll and related expenses	18,767	26,443
Customer deposits and unearned revenue	64,660	61,988
Income taxes payable	15,606	12,482
Other current liabilities	12,278	12,028

Total current liabilities	165,483	180,108
Long-term debt	321,250	259,125
Other long-term liabilities	108,605	104,181

Total liabilities	595,338	543,414

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 117,846,754 and 117,692,688 shares issued at March 31, 2008 and December 31, 2007, respectively	117,847	117,693
Additional paid-in capital	326,569	323,182
Retained earnings	1,154,404	1,145,736
Less treasury stock: 54,681,862 and 49,756,675 shares at cost at March 31, 2008 and December 31, 2007, respectively	(1,236,821)	(1,160,205)
Accumulated other comprehensive loss	(18,509)	(17,894)

Total stockholders’ equity	343,490	408,512

Total liabilities and stockholders’ equity	$938,828	$951,926

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating revenues	$268,509	$283,028

Operating expenses
Labor	115,815	117,156
Production and distribution	96,440	100,016
Advertising, selling, general and administrative	21,390	20,390
Depreciation and amortization	8,316	8,321
Intangible asset amortization	737	1,030

Total operating expenses	242,698	246,913

Operating income	25,811	36,115

Other expenses (income)
Interest expense	3,763	2,994
Interest income	(111)	(176)
Other, net	668	120

	4,320	2,938

Income before income taxes	21,491	33,177
Income tax expense	7,905	12,850

Net income	$13,586	$20,327

Basic earnings per common share	$0.21	$0.27

Weighted-average common shares outstanding	65,860	74,715

Diluted earnings per common share	$0.21	$0.27

Weighted-average common and common equivalent shares outstanding	66,137	76,264

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$13,586	$20,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,316	8,321
Intangible asset amortization	737	1,030
Stock-based compensation	1,182	1,662
Excess tax benefits from stock-based compensation	(120)	(1,400)
Deferred income taxes	2,179	856
Other, net	75	22
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	29,304	14,942
Decrease in inventory	106	578
Increase in prepaid expenses and other current assets	(676)	(1,562)
Decrease in accounts payable	(14,358)	(6,123)
(Decrease) increase in other accrued expenses and other current liabilities	(4,180)	4,550
Other, net	889	(3)

Net cash provided by operating activities	37,040	43,200

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(8,580)	—
Purchases of property, plant and equipment	(6,719)	(6,963)
Proceeds from sale of property, plant and equipment	23	44

Net cash used in investing activities	(15,276)	(6,919)

Cash Flows from Financing Activities
Long-term borrowings	124,000	12,000
Repayment of long-term borrowings	(61,875)	(10,000)
Issuance of common stock	2,147	6,309
Purchase of treasury stock	(76,649)	(32,911)
Issuance of treasury stock	56	36
Excess tax benefits from stock-based compensation	120	1,400
Dividends paid	(4,918)	(5,213)

Net cash used in financing activities	(17,119)	(28,379)

Effect of exchange rate changes on cash and cash equivalents	134	50
Net increase in cash and cash equivalents	4,779	7,952
Cash and cash equivalents at beginning of year	22,847	38,270

Cash and cash equivalents at end of period	$27,626	$46,222

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2008 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2006	$116,497	$295,555	$1,073,395	$(974,625)	$(17,346)	$493,476
Common stock issued-employee benefit plans	213	3,851	—	—	—	4,064
Exercise of stock options	983	13,163	—	(1,892)	—	12,254
Tax benefit of options exercised	—	3,554	—	—	—	3,554
Stock-based compensation	—	7,057	—	—	—	7,057
Dividends paid ($0.28 per share)	—	—	(20,299)	—	—	(20,299)
Treasury stock repurchased	—	—	—	(183,867)	—	(183,867)
Treasury stock issued	—	2	—	179	—	181
Comprehensive income:
Net income	—	—	92,640	—	—	92,640
Adjustment to pension liability (net of tax benefit of $595)	—	—	—	—	(484)	(484)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $1,038)	—	—	—	—	(1,557)	(1,557)
Foreign currency translation adjustment	—	—	—	—	1,493	1,493

Total comprehensive income						92,092

Balance at December 31, 2007	$117,693	$323,182	$1,145,736	$(1,160,205)	$(17,894)	$408,512
Common stock issued-employee benefit plans	65	826	—	—	—	891
Exercise of stock options	89	1,262	—	(42)	—	1,309
Tax benefit of options exercised	—	136	—	—	—	136
Stock-based compensation	—	1,182	—	—	—	1,182
Dividends paid ($0.075 per share)	—	—	(4,918)	—	—	(4,918)
Treasury stock repurchased	—	—	—	(76,649)	—	(76,649)
Treasury stock issued	—	(19)	—	75	—	56
Comprehensive income:
Net income	—	—	13,586	—	—	13,586
Adjustment to pension liability (net of tax expense of $216)	—	—	—	—	325	325
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $1,173)	—	—	—	—	(1,761)	(1,761)
Foreign currency translation adjustment	—	—	—	—	821	821

Total comprehensive income						12,971

Balance at March 31, 2008	$117,847	$326,569	$1,154,404	$(1,236,821)	$(18,509)	$343,490

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

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of financial statements in accordance with U.S generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

As used in this report, the terms “Harte-Hanks,” “we,” “us,” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Note B – Recent Accounting Pronouncements

We adopted SFAS No. 157, Fair Value Measurements, (SFAS 157) on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. New disclosures required by SFAS 157 are included in Note F, Interest Rate Risk.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (SFAS 159) on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We have not made any fair value elections as permitted under the provisions of SFAS 159; therefore, the adoption of this standard did not have an impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements. SFAS 161 is effective for us beginning January 1, 2009. As SFAS 161 only affects disclosure requirements, our adoption of SFAS 161 will not affect our consolidated financial statements.

Note C – Income Taxes

Our first quarter 2008 income tax provision of $7.9 million was calculated using an effective income tax rate of approximately 36.8%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2008. The effective income tax rate calculated is higher than the federal statutory rate of 35%, primarily due to the addition of state taxes.

At January 1, 2008, unrecognized tax benefits for uncertain tax positions totaled $11.8 million, of which $1.3 million represents accruals for interest and penalties that were recorded as additional tax expense in accordance with our accounting policy. If recognized, the entire unrecognized tax benefit amount, net of tax, would impact the effective tax rate. There have been no significant changes to these amounts during the three months ended March 31, 2008.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2003. For U.S. federal returns, we are no longer subject to tax examinations for the years prior to 2004. We believe that it is reasonably possible that a reduction in our unrecognized tax liabilities in the range of $1.6 million to $1.8 million, net of tax, will occur in the next twelve months related to the statute expiring on various tax returns. If this reduction were to occur, it would decrease the tax expense and effective tax rate for the full year 2008.

Note D – New Credit Facility

On March 7, 2008, we entered into a new four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2008 Term Loan Facility is in addition to, and does not replace, our existing $125 million Revolving Credit Facility and our existing $200 million 2006 Term Loan Facility. We utilized the funds from the 2008 Term Loan Facility primarily to repurchase shares of our common stock and for other general corporate purposes.

Note E – Stock-Based Compensation

We recognized $1.2 million and $1.7 million of stock-based compensation during the three months ended March 31, 2008 and 2007, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2008, which is consistent with the timing of previous annual grants. These grants consisted of:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Stock options	1,046,050	$4.08
Nonvested shares	57,730	$15.90
Performance stock units	38,875	$14.98

No other significant stock-based compensation activity occurred in the first quarter of 2008.

Note F – Interest Rate Risk

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

We have designated our interest rate swap as a cash flow hedge. For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded in other comprehensive income (loss) and is recognized as a component of interest expense in the statement of operations when the hedged item affects results of operations. We discontinue hedge accounting prospectively if it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument.

If hedge accounting is discontinued, the derivative instrument will continue to be carried at fair value, with changes in the fair value of the derivative instrument recognized in the current period’s results of operations. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses included in accumulated other comprehensive income (loss) will be recognized immediately in results of operations. When hedge accounting is discontinued because the derivative instrument has not been or will not continue to be highly effective as a hedge, the remaining amount in accumulated other comprehensive income (loss) is amortized into earnings over the period that cash flows that were being hedged affect earnings.

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changes the variable-rate cash flow exposure on the $150.0 million notional amount to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we receive London Interbank Offered Rate (LIBOR) based variable interest rate payments and make fixed-interest rate payments, thereby creating fixed-rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 five-year revolving credit facility (Revolving Credit Facility) and 2006 five-year term loan facility (2006 Term Loan Facility). As such, we report the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value is determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). Periodic gains and losses on the swap are used to offset related results on the hedged item in the statement of operations. At March 31, 2008, this swap is recorded at fair value as a $5.5 million liability. We reclassified into earnings losses of $0.3 million for the quarter ended March 31, 2008 that were related to the swap and previously reported in other comprehensive loss. We expect losses of $3.1 million to be reclassified into earnings over the next twelve months related to the swap and currently reported in other comprehensive loss. The amount ultimately realized, however, could differ as interest rates change.

Pursuant to SFAS 157, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table provides additional detail of the fair value of our swap liability at March 31, 2008, as required by SFAS 157:

In thousands	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$5,530	$—	$5,530	$—

Total	$5,530	$—	$5,530	$—

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

Note G – Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and nonvested shares.

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2008	2007
BASIC EPS
Net Income	$13,586	$20,327

Weighted-average common shares outstanding used in earnings per share computations	65,860	74,715

Earnings per common share	$0.21	$0.27

DILUTED EPS
Net Income	$13,586	$20,327

Shares used in diluted earnings per share computations	66,137	76,264

Earnings per common share	$0.21	$0.27

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	65,860	74,715
Weighted-average common equivalent shares - dilutive effect of stock options and awards	277	1,549

Shares used in diluted earnings per share computations	66,137	76,264

6.2 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2008. 2.2 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2007.

Note H – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended March 31,
In thousands	2008	2007
Operating revenues
Direct Marketing	$179,110	$171,173
Shoppers	89,399	111,855

Total operating revenues	$268,509	$283,028

Operating Income
Direct Marketing	$21,243	$20,428
Shoppers	7,705	18,745
Corporate Activities	(3,137)	(3,058)

Total operating income	$25,811	$36,115

Income before income taxes
Operating income	$25,811	$36,115
Interest expense	(3,763)	(2,994)
Interest income	111	176
Other, net	(668)	(120)

Total income before income taxes	$21,491	$33,177

Note I – Components of Net Periodic Pension Benefit Cost

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2008	2007
Service Cost	$168	$191
Interest Cost	1,992	1,945
Expected return on plan assets	(2,244)	(2,178)
Amortization of prior service cost	15	15
Transition obligation	24	24
Recognized actuarial loss	501	611

Net periodic benefit cost	$456	$608

We do not believe that we will have to make a contribution in 2008 in order to obtain the Pension Benefit Guaranty Corporation full funding limit exemption. At this point we have not determined whether or not we will make a contribution to either pension plan in 2008 other than to the extent needed to cover benefit payments related to the unfunded plan. We believe that any such 2008 contribution, however, would be less than the $5 million contribution we made in 2007.

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended March 31,
In thousands	2008	2007
Net income	$13,586	$20,327
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $216)	325	—
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $1,173)	(1,761)	—
Foreign currency translation adjustment	821	128

Total comprehensive income	$12,971	$20,455

Note K – Acquisitions

In January 2008, we acquired Mason Zimbler Limited (Mason Zimbler). Based in the United Kingdom, Mason Zimbler is a full-service integrated digital marketing agency specializing in the technology sector. Mason Zimbler provides technology companies with a full range of integrated digital marketing services, including direct marketing, advertising and branding, incorporating Web site development, e-mail lead generation, viral, channel incentive programs, media planning and buying, research and other services. This acquisition increases our international footprint, expands our digital offering, and provides us with established agency resources beyond the United States to support clients worldwide. Goodwill of $9.4 million has been preliminarily recognized in this transaction and assigned to the Direct Marketing segment. The operating results of this acquisition have been included in the accompanying Consolidated Financial Statements from the date of the acquisition. This acquisition is not expected to have a material impact on our results of operations for 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” ”seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) our financial outlook, (3) planned adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, (4) expectations for our businesses and for the industries in which we operate, including with regard to the negative performance trends in our Shoppers business, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes. These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K) and any updates thereto in our Forms 10-Q. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte-Hanks, Inc. (Harte-Hanks). This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2007 Form 10-K. Our 2007 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

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

We use various capabilities and technologies to enable our Direct Marketing clients to identify, reach, influence and nurture their customers. Our Direct Marketing business improves the return on our clients’ marketing investment by increasing their prospect and customer value through solutions and services organized around five groupings of integrated activities:

•	Information (data collection/management);

•	Opportunity (data access/utilization);

•	Insight (data analysis/interpretation);

•	Engagement (program and campaign creation and development); and

•	Interaction (program execution).

Revenues from the Direct Marketing segment represented approximately 67% of our total revenue for the three months ended March 31, 2008.

Harte-Hanks Shoppers is North America's largest owner, operator and distributor of shopper publications, with shoppers that are zoned into more than 1,000 separate editions and total circulation of approximately 13 million each week in California and Florida. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. In the first quarter of 2008, Shoppers continued to integrate its print and online products and formally changed the names of its print publications to PennySaverUSA.com (California) and TheFlyer.com (Florida). PennySaverUSA.com displays the ads published in the print versions of the PennySaverUSA.com and TheFlyer.com publications, and aggregates online classified ads from free community papers and shoppers across the country. Revenues from the Shoppers segment represented approximately 33% of our total revenue for the three months ended March 31, 2008.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, direct marketing is affected by general national and international economic trends. Our Shoppers operate in regional markets in California and Florida and are largely affected by the strength of the local economies.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands,	Three months ended
except per share amounts	March 31, 2008	March 31, 2007	Change
Revenues	$268,509	$283,028	-5.1%
Operating expenses	242,698	246,913	-1.7%

Operating income	$25,811	$36,115	-28.5%

Net income	$13,586	$20,327	-33.2%

Diluted earnings per share	$0.21	$0.27	-22.2%

Revenues

Consolidated revenues decreased 5.1%, to $268.5 million, and operating income decreased 28.5% to $25.8 million in the first quarter of 2008 compared to the first quarter of 2007. Our overall results reflect decreased revenues of 20.1% from our Shoppers segment, partially offset by increased revenues of 4.6% from our Direct Marketing segment. The revenue performance from Shoppers was the result of decreased sales in established markets, primarily attributable to the difficult economic environment in the California and Florida geographies in which we operate, and circulation reductions that occurred at the end of June 2007. Direct Marketing results reflect year-over-year double-digit growth in our high tech/telecom vertical, flat revenues in our retail and financial verticals, a single-digit decline in revenues from our select markets vertical, and a double-digit revenue decline from our pharma/healthcare vertical.

Operating Expenses

Overall operating expenses decreased 1.7%, to $242.7 million, in the first quarter of 2008 compared to the first quarter of 2007. Operating expenses included $1.4 million of severance costs recognized in the first quarter of 2008 as part of a continuing effort to align our Shoppers workforce with current revenue levels. The overall decrease in operating expenses was driven by decreased production and labor costs in Shoppers, attributable to the decline in Shoppers revenues and circulation. Compared to the first quarter of 2007, Shoppers operating expenses decreased $11.4 million or 12.3%, while Direct Marketing operating expenses increased $7.1 million or 4.7% and general corporate expense increased $0.1 million or 2.6%.

Net Income/Earnings Per Share

Net income decreased 33.2%, to $13.6 million, and diluted earnings per share decreased 22.2%, to $0.21 per share, in the first quarter of 2008 when compared to the first quarter of 2007. The decrease in net income was a result of decreased operating income and increased interest expense, partially offset by a lower effective tax rate in the first quarter of 2008 compared to the first quarter of 2007.

While we continue to believe in the long-term strength and viability of our Shoppers business, the general economic conditions, initially created by weakness in the real estate and associated financing markets, in the California and Florida geographies in which we operate remain extremely challenging. As a result of the continuing weak market conditions, we further reduced our Shoppers workforce by more than 5% in the first quarter of 2008 (a total decline of more than 12% since the first quarter of 2007), which resulted in one-time severance expense of $1.4 million in the quarter. We are continuing to look at ways to further reduce our cost base in both of our businesses.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended
In thousands	March 31, 2008	March 31, 2007	Change
Revenues	$179,110	$171,173	4.6%
Operating expenses	157,867	150,745	4.7%

Operating income	$21,243	$20,428	4.0%

Revenues

Direct Marketing revenues increased $7.9 million, or 4.6%, in the first quarter of 2008 compared to the first quarter of 2007. Our high tech/telecom vertical had strong year-over-year double-digit revenue growth in the quarter. Our retail and financial verticals were each essentially flat over the prior year. Our select markets vertical was down in the low-single digits, while the pharma/healthcare vertical declined by double-digits, driven primarily by continuing declines in the healthcare segment of this vertical. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. Revenues for Direct Marketing are affected by a number of factors, including general national and international economic trends.

The acquisition of Mason Zimbler in January 2008 also positively affected our revenues in the first quarter of 2008 compared to the first quarter of 2007.

Future revenues will depend on, among other factors, how successful we are at growing business with existing clients, acquiring new clients, meeting client demands, and the strength of the national and international economies. We believe that in the long-term we will benefit from marketing and advertising expenditures being moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment. Standard postage rates increased in January of 2006 and May of 2007, and are expected to increase at the end of May of 2008. Postage rates influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. While we do not expect the postal rate increases to have a significant impact on our Direct Marketing business, there is no assurance that future postal increases will not have an adverse impact on us.

Operating Expenses

Operating expenses increased $7.1 million, or 4.7%, in the first quarter of 2008 compared to the first quarter of 2007. Labor costs increased $3.5 million, or 4.4%, in the first quarter of 2008 compared to the first quarter of 2007 due to annual salary increases and increased headcount to support revenue growth. Production and distribution costs increased $3.3 million, or 6.5%, due to higher logistics-related transportation costs and outsourced costs. General and administrative expense increased $0.6 million, or 4.9%, due primarily to increased business services costs and outside sales commissions and royalties. Depreciation and amortization expense decreased $0.3 million, or 4.7%, due to certain intangible assets becoming fully amortized.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services.

Shoppers

Shoppers operating results were as follows:

	Three months ended
In thousands	March 31, 2008	March 31, 2007	Change
Revenues	$89,399	$111,855	-20.1%
Operating expenses	81,694	93,110	-12.3%

Operating income	$7,705	$18,745	-58.9%

Revenues

Shoppers revenues decreased $22.5 million, or 20.1%, in the first quarter of 2008 compared to the first quarter of 2007. The decrease in revenues was the result of decreased sales in established markets and circulation reductions that occurred at the end of June 2007. Our Shoppers business continues to be impacted by the difficult economic environments initially attributable to the condition of the real estate and associated financing markets in California and Florida. The impact has become more pronounced throughout the last six fiscal quarters and has affected virtually all revenue categories. At March 31, 2008 our Shoppers circulation reached approximately 13 million in California and Florida each week. We continue to evaluate all of our circulation performance and at this time we do not anticipate further significant circulation reductions in the near future.

Operating Expenses

Operating expenses decreased $11.4 million, or 12.3%, in the first quarter of 2008 compared to the first quarter of 2007. Total labor costs decreased $4.7 million, or 13.5%. This decrease was partially offset by $1.4 million of severance costs recognized in the first quarter of 2008 as part of a continuing effort to align our workforce with current revenue levels. As a result of the continuing weak market conditions, we further reduced our Shoppers workforce by more than 5% in the first quarter of 2008 (a total decline of more than 12% since the first quarter of 2007). Total production costs decreased $6.9 million, or 14.0%, due primarily to decreased paper costs resulting from the overall decline in revenues and lower newsprint rates, decreased postage costs due to a decline in distribution revenues and circulation reductions, and decreased offload printing costs due to decreased print-and-deliver volumes. Total general and administrative costs increased $0.1 million, or 2.2%, due to higher insurance costs and bad debt expense due to timing. Depreciation and amortization expense was up 1.9% due to capital expenditures to convert to direct shopper publication addressing in 2007 as well as those in recent years to support growth. We are continuing to look for ways to further reduce our cost base in this business.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates increased in January 2006 and again in May 2007. However, we changed the manner in which we address our Shoppers publications from detached cards to individual labels. As a result of this change, our per-piece postage rates remained steady when the May 2007 rates were put into effect. Standard postage rates are expected to increase again at the end of May of 2008, which will increase Shoppers’ production costs. Paper prices declined in the second half of 2007 and the first quarter of 2008, contributing to lower production costs. Paper prices are expected to remain at these levels through the second quarter of 2008, and increase in the second half of 2008.

General Corporate Expense

General corporate expense increased $0.1 million, or 2.6%, in the first quarter of 2008 compared to the first quarter of 2007. This increase was primarily due to increased employee, legal and insurance costs, partially offset by lower incentive compensation and stock-based compensation expense.

Interest Expense

Interest expense was up $0.8 million, or 25.7%, in the first quarter of 2008 compared to the first quarter of 2007. This increase is due to higher outstanding debt levels in 2008 than in 2007, primarily due to share repurchases and the acquisition of Mason Zimbler, and additional expense related to credit agreements entered into in the first quarter of 2008. The increase was partially offset by lower interest rates on borrowings in 2008 than in 2007.

Interest Income

Interest income was down slightly in the first quarter of 2008 compared to the first quarter of 2007 due to normal variances in cash levels and lower interest rates on investments.

Other Income and Expense

Other net expense primarily consists of currency translation losses, stockholder expenses and balance-based bank charges.

Income Taxes

Income tax expense decreased $4.9 million in the first quarter of 2008 compared to the first quarter of 2007. The effective tax rate was 36.8% for the first quarter of 2008, down from 38.7% for the first quarter of 2007. The first quarter 2008 effective tax rate is lower than the first quarter 2007 rate due to the recognition of certain tax benefits in the first quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2008, cash and cash equivalents were $27.6 million, increasing $4.8 million from cash and cash equivalents at December 31, 2007. This net increase was a result of net cash provided by operating activities of

$37.0 million, offset by cash used in investing activities of $15.3 million and net cash used in financing activities of $17.1 million.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2008 was $37.0 million, compared to $43.2 million for the first three months of 2007. The $6.2 million year-over-year decrease was attributable to lower net income, partially offset by changes within working capital assets and liabilities.

For the three months ended March 31, 2008, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the first three months of 2008 than in the first three months of 2007 and a higher beginning of the year accounts receivable balance. Days sales outstanding of approximately 59 days at March 31, 2008 decreased from 60 days at December 31, 2007 and increased from 57 days at March 31, 2007;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•

A decrease in accounts payable due to lower net overdraft cash position and lower insurance reserves at March 31, 2008 than at December 31, 2007, and overall lower operating expenses in the first quarter of 2008 than in the first quarter of 2007;

•	A decrease in accrued payroll and related expenses due to payment of 2007 bonuses and lower accrued commissions and bonus at March 31, 2008 than at March 31, 2007 due to 2008 performance;

•	An increase in customer deposits and unearned revenue due to timing of receipts;

•	A $2.5 million increase in the current portion of the liability related to the interest rate swap; and

•	An increase in income taxes payable due to the timing of quarterly estimated federal and state taxes payments.

Investing Activities

Net cash used in investing activities was $15.3 million for the first three months of 2008, compared to $6.9 million for the first three months of 2007. The difference is primarily the result of the January 2008 acquisition of Mason Zimbler.

Financing Activities

Net cash outflows from financing activities were $17.1 million for the three months ended March 31, 2008 compared to net cash outflows of $28.4 million for the three months ended March 31, 2007. The difference is attributable primarily to $60.1 million higher net borrowings in the first three months of 2008 than in the first three months of 2007. This difference was partially offset by spending $43.7 million more to repurchase our common stock in the first three months of 2008 than in the first three months of 2007.

Recent Credit Facilities

On January 18, 2008, we entered into a six-month $50 million revolving credit facility (Bridge Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The Bridge Loan Facility had a maturity date of July 18, 2008 and would have allowed us to obtain revolving credit loans up to that date if it had not been terminated in March 2008.

On March 7, 2008, we terminated the Bridge Loan Facility and entered into a new four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2008 Term Loan Facility is in addition to, and does not replace, our existing $125 million Revolving Credit Facility and our existing $200 million 2006 Term Loan Facility. We utilized the funds from the 2008 Term Loan Facility primarily to repurchase shares of our common stock and for other general corporate purposes. On June 30, 2009, we will begin making quarterly principal payments on the 2008 Term Loan Facility as follows:

Quarterly Installments	Percentage of Drawn Amount
1 – 4	2.25% each
5 – 8	3.75% each
9 – 12	4.00% each
Maturity Date	Remaining Principal Balance

The 2008 Term Loan Facility matures on March 7, 2012. For each borrowing under the 2008 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2008 Term Loan Agreement) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2008 Term Loan Agreement) then in effect, and ranges from .40% to .75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the 2008 Term Loan Facility that is based on a rate applied to the total commitment amount under the 2008 Term Loan Facility. The facility fee rate ranges from .10% to .25% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2008 Term Loan Facility at any time. Once an amount has been prepaid, it may not be reborrowed.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of March 31, 2008, we were in compliance with all of the covenants of our credit facilities.

As we have capacity under our Revolving Credit Facility and the intent to use the Revolving Credit Facility to fund the required quarterly principal payments under the 2006 Term Loan Facility through the first quarter of 2009, we have classified our entire debt balance at March 31, 2008 as long-term.

In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt. Please refer to Note F, Interest Rate Risk of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of our interest rate risk.

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

Based on our current operational plans, we believe that our credit facilities, together with cash provided by operating activities, will be sufficient to fund operations and anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next twelve months. As of March 31, 2008, we had $47.0 million of unused borrowing capacity under our Revolving Credit Facility and $42 million of unused borrowing capacity under our 2008 Term Loan Facility. As of March 31, 2008, we did not have any unused borrowing capacity under our 2006 Term Loan Facility.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We consider the following to be our critical accounting policies, as described in detail in our 2007 Form 10-K:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Reserve for healthcare, workers’ compensation, automobile and general liability;

•	Goodwill; and

•	Stock-based compensation.

There have been no material changes to the critical accounting policies described in our 2007 Form 10-K.

As discussed in Note B, Recent Accounting Pronouncements, of the Notes to Unaudited Condensed Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. Our adoption of SFAS 141R, Business Combinations, in 2009 will affect the way we account for acquisitions, including acquisition-related costs, contractual contingencies and contingent consideration, and may also impact the amount of information we disclose about acquisitions.

The adoption of the remaining new accounting pronouncements discussed in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements have not and are not expected to have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risks related to interest rate variations and to foreign exchange rate variations. From time to time, we may utilize derivative financial instruments as described below to manage our exposure to such risks.

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective rate of 2.77% at March 31, 2008). The five-year $125 million

Revolving Credit Facility has a maturity date of August 12, 2010. At March 31, 2008, our debt balance related to the Revolving Credit Facility was $78.0 million. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At March 31, 2008, our debt balance related to the 2006 Term Loan Facility was $185.3 million. The four-year $100 million 2008 Term Loan Facility has a maturity date of March 7, 2012. At March 31, 2008, our debt balance related to the 2008 Term Loan Facility was $58.0 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt.

Assuming the actual level of debt throughout the first quarter of 2008, and assuming a one percentage point change in the year’s average interest rates, it is estimated that our net income for the quarter ended March 31, 2008 would have changed by approximately $0.2 million. Due to our interest rate swap, overall debt level at March 31, 2008, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2008:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2008	1,223,514	$14.67	1,220,400	14,180,291
February 1 – 29, 2008	1,791,800	$16.81	1,791,800	12,388,491
March 1 – 31, 2008	1,913,000	$14.96	1,913,000	10,475,491

Total	4,928,314	$15.56	4,925,200

(1)	During the first quarter of 2008, 4,925,200 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of March 31, 2008, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program.
(2)	Total number of shares purchased includes shares purchased as part of our publicly announced stock repurchase program, plus shares acquired as proceeds for option exercises.

Item 6.	Exhibits

See Index to Exhibits on Page 25.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 12, 2008	/s/ Dean H. Blythe
Date	Dean H. Blythe
President and Chief Executive Officer

May 12, 2008	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
Executive Vice President and Chief Financial Officer

May 12, 2008	/s/ Jessica M. Huff
Date	Jessica M. Huff
Vice President, Finance and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Term Loan Agreement dated as of March 7, 2008 between Harte-Hanks, Inc., each lender from time to time party hereto, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, as Syndication Agent, and U.S. Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Harte-Hanks Form 8-K, dated March 7, 2008)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith