Form 10-Q
period 2008-06-30
HARTE HANKS INC
filed 2008-08-08
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value per share, 63,239,058 shares as of July 31, 2008.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2008

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets
Cash and cash equivalents	$22,982	$22,847
Accounts receivable (less allowance for doubtful accounts of $3,985 and $3,556 at June 30, 2008 and December 31, 2007, respectively)	183,403	199,222
Inventory	6,853	6,007
Prepaid expenses	17,466	15,473
Current deferred income tax asset	12,629	12,628
Other current assets	11,276	9,503

Total current assets	254,609	265,680

Property, plant and equipment (less accumulated depreciation of $225,028 and $229,190 at June 30, 2008 and December 31, 2007, respectively)	107,750	112,354
Goodwill, net	552,925	543,583
Other intangible assets (less accumulated amortization of $10,766 and $10,235 at June 30, 2008 and December 31, 2007, respectively)	19,464	20,939
Other assets	10,271	9,370

Total assets	$945,019	$951,926

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,193	$67,167
Accrued payroll and related expenses	21,380	26,443
Customer deposits and unearned revenue	65,009	61,988
Income taxes payable	12,206	12,482
Other current liabilities	11,380	12,028

Total current liabilities	165,168	180,108

Long-term debt	309,375	259,125
Other long-term liabilities (including deferred income taxes of $69,888 at June 30, 2008 and $66,060 at December 31, 2007)	108,962	104,181

Total liabilities	583,505	543,414

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 117,914,249 and 117,692,688 shares issued at June 30, 2008 and December 31, 2007, respectively	117,914	117,693
Additional paid-in capital	328,973	323,182
Retained earnings	1,167,860	1,145,736
Less treasury stock: 54,678,706 and 49,756,675 shares at cost at June 30, 2008 and December 31, 2007, respectively	(1,236,749)	(1,160,205)
Accumulated other comprehensive loss	(16,484)	(17,894)

Total stockholders’ equity	361,514	408,512

Total liabilities and stockholders’ equity	$945,019	$951,926

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Operating revenues	$274,756	$290,145

Operating expenses
Labor	111,351	113,636
Production and distribution	98,441	100,526
Advertising, selling, general and administrative	21,198	25,260
Depreciation and amortization	8,289	8,293
Intangible asset amortization	737	851

Total operating expenses	240,016	248,566

Operating income	34,740	41,579

Other expenses (income)
Interest expense	3,575	3,263
Interest income	(115)	(128)
Other, net	970	234

	4,430	3,369

Income before income taxes	30,310	38,210
Income tax expense	12,096	15,315

Net income	$18,214	$22,895

Basic earnings per common share	$0.29	$0.31

Weighted-average common shares outstanding	63,214	73,398

Diluted earnings per common share	$0.29	$0.31

Weighted-average common and common equivalent shares outstanding	63,303	74,796

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating revenues	$543,265	$573,173

Operating expenses
Labor	227,166	230,792
Production and distribution	194,881	200,542
Advertising, selling, general and administrative	42,588	45,650
Depreciation and amortization	16,604	16,614
Intangible asset amortization	1,475	1,881

Total operating expenses	482,714	495,479

Operating income	60,551	77,694

Other expenses (income)
Interest expense	7,338	6,257
Interest income	(226)	(304)
Other, net	1,638	354

	8,750	6,307

Income before income taxes	51,801	71,387
Income tax expense	20,001	28,165

Net income	$31,800	$43,222

Basic earnings per common share	$0.49	$0.58

Weighted-average common shares outstanding	64,537	74,057

Diluted earnings per common share	$0.49	$0.57

Weighted-average common and common equivalent shares outstanding	64,720	75,530

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$31,800	$43,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,604	16,614
Intangible asset amortization	1,475	1,881
Stock-based compensation	2,891	3,522
Excess tax benefits from stock-based compensation	(120)	(1,758)
Deferred income taxes	3,692	3,336
Other, net	128	227
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	17,492	18,695
(Increase) decrease in inventory	(846)	807
(Increase) decrease in prepaid expenses and other current assets	(3,536)	1,353
(Decrease) increase in accounts payable	(13,337)	783
Decrease in other accrued expenses and other current liabilities	(4,743)	(7,623)
Other, net	1,914	(4,518)

Net cash provided by operating activities	53,414	76,541

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(8,609)	—
Purchases of property, plant and equipment	(12,041)	(13,933)
Proceeds from sale of property, plant and equipment	113	111

Net cash used in investing activities	(20,537)	(13,822)

Cash Flows from Financing Activities
Long-term borrowings	177,000	39,000
Repayment of long-term borrowings	(126,750)	(32,000)
Issuance of common stock	3,037	10,629
Purchase of treasury stock	(76,649)	(76,241)
Excess tax benefits from stock-based compensation	120	1,758
Dividends paid	(9,676)	(10,335)

Net cash used in financing activities	(32,918)	(67,189)

Effect of exchange rate changes on cash and cash equivalents	176	155
Net increase (decrease) in cash and cash equivalents	135	(4,315)
Cash and cash equivalents at beginning of year	22,847	38,270

Cash and cash equivalents at end of period	$22,982	$33,955

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2008 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2006	$116,497	$295,555	$1,073,395	$(974,625)	$(17,346)	$493,476
Common stock issued-employee benefit plans	213	3,851	—	—	—	4,064
Exercise of stock options	983	13,163	—	(1,892)	—	12,254
Tax benefit of options exercised	—	3,554	—	—	—	3,554
Stock-based compensation	—	7,057	—	—	—	7,057
Dividends paid ($0.28 per share)	—	—	(20,299)	—	—	(20,299)
Treasury stock repurchased	—	—	—	(183,867)	—	(183,867)
Treasury stock issued	—	2	—	179	—	181
Comprehensive income:
Net income	—	—	92,640	—	—	92,640
Adjustment to pension liability (net of tax benefit of $595)	—	—	—	—	(484)	(484)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $1,038)	—	—	—	—	(1,557)	(1,557)
Foreign currency translation adjustment	—	—	—	—	1,493	1,493

Total comprehensive income						92,092

Balance at December 31, 2007	$117,693	$323,182	$1,145,736	$(1,160,205)	$(17,894)	$408,512
Common stock issued-employee benefit plans	132	1,549	—	—	—	1,681
Exercise of stock options	89	1,262	—	(42)	—	1,309
Tax benefit of options exercised	—	136	—	—	—	136
Stock-based compensation	—	2,891	—	—	—	2,891
Dividends paid ($0.15 per share)	—	—	(9,676)	—	—	(9,676)
Treasury stock repurchased	—	—	—	(76,649)	—	(76,649)
Treasury stock issued	—	(47)	—	147	—	100
Comprehensive income:
Net income	—	—	31,800	—	—	31,800
Adjustment to pension liability (net of tax expense of $432).	—	—	—	—	650	650
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $179)	—	—	—	—	(272)	(272)
Foreign currency translation adjustment	—	—	—	—	1,032	1,032

Total comprehensive income						33,210

Balance at June 30, 2008	$117,914	$328,973	$1,167,860	$(1,236,749)	$(16,484)	$361,514

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

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of financial statements in accordance with U.S generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

As used in this report, the terms “Harte-Hanks,” “we,” “us,” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Note B - Recent Accounting Pronouncements

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

SFAS 141R requires an acquiring company to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Under SFAS 141, acquisition-related costs were included in the total costs of the acquisition that were allocated to the assets acquired and the liabilities assumed. Under SFAS 141R, these acquisition-related costs will be expensed in the period in which they occur. SFAS 141R requires an acquiring company to recognize contractual contingencies as assets or liabilities at fair value as of the acquisition date. SFAS 141 permitted deferred recognition of preacquisition contingencies until certain recognition criteria were met. Under SFAS 141, contingent consideration usually was not recognized until the contingency was resolved, in which case an adjustment was made to goodwill. SFAS 141R requires an acquiring company to recognize contingent consideration at fair value as of the acquisition date. SFAS 141R is effective for us beginning January 1, 2009. Our adoption of SFAS 141R will affect the way we account for acquisitions, including acquisition-related costs, contractual contingencies and contingent consideration. Our adoption of SFAS 141R may also impact the amount of information we disclose about acquisitions.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements. SFAS 161 is effective for us beginning January 1, 2009. As SFAS 161 only affects disclosure requirements, our adoption of SFAS 161 will not affect our consolidated financial statements.

Note C - Income Taxes

Our second quarter 2008 income tax provision of $12.1 million was calculated using an effective income tax rate of approximately 39.9%. Our first half 2008 income tax provision of $20.0 million was calculated using an effective income tax rate of approximately 38.6%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2008. The effective income tax rate calculated is higher than the federal statutory rate of 35%, primarily due to the addition of state income taxes.

At January 1, 2008, unrecognized tax benefits for uncertain tax positions totaled $11.8 million, of which $2.0 million represents accruals for interest and penalties that were recorded as additional tax expense in accordance with our accounting policy. If recognized, the entire unrecognized tax benefit amount, net of tax, would impact the effective tax rate. There have been no significant changes to these amounts during the six months ended June 30, 2008.

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

Note D – Stock-Based Compensation

We recognized $1.7 million and $1.9 million of stock-based compensation during the three months ended June 30, 2008 and 2007, respectively. We recognized $2.9 million and $3.5 million of stock-based compensation during the six months ended June, 2008 and 2007, respectively.

Our annual grant of stock-based awards occurred in the first quarter, which is consistent with the timing of previous annual grants. We did not have any significant stock-based compensation activity in the second quarter of 2008.

Note E – New Credit Facility

On March 7, 2008, we entered into a new four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2008 Term Loan Facility is in addition to, and does not replace, our existing Revolving Credit Facility and our existing 2006 Term Loan Facility. We utilized the funds from the 2008 Term Loan Facility primarily to repurchase shares of our common stock and for other general corporate purposes.

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

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changes the variable-rate cash flow exposure on the $150.0 million notional amount to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we receive London Interbank Offered Rate (LIBOR) based variable interest rate payments and make fixed-interest rate payments, thereby creating fixed-rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 five-year revolving credit facility (Revolving Credit Facility) and 2006 five-year term loan facility (2006 Term Loan Facility). As such, we report the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value is determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). At June 30, 2008, this swap is recorded at fair value as a $3.0 million liability. We reclassified into earnings losses of $0.8 million and $1.1 million for the three months and six months ended June 30, 2008, respectively, that were related to the swap and previously reported in other comprehensive loss. We expect losses of $2.6 million to be reclassified into earnings over the next twelve months related to the swap and currently reported in other comprehensive loss. The amount ultimately realized, however, could differ as interest rates change.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table provides additional detail of the fair value of our swap liability at June 30, 2008 by level within the SFAS 157 fair value measurement hierarchy, as required by SFAS 157:

In thousands	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$3,046	$—	$3,046	$—

Total	$3,046	$—	$3,046	$—

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

Note G - Earnings Per Share

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2008	2007
BASIC EPS
Net Income	$18,214	$22,895

Weighted-average common shares outstanding used in earnings per share computations	63,214	73,398

Earnings per common share	$0.29	$0.31

DILUTED EPS
Net Income	$18,214	$22,895

Shares used in diluted earnings per share computations	63,303	74,796

Earnings per common share	$0.29	$0.31

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,214	73,398
Weighted-average common equivalent shares - dilutive effect of stock options and awards	89	1,398

Shares used in diluted earnings per share computations	63,303	74,796

7.4 million and 2.4 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2008 and 2007, respectively.

	Six Months Ended June 30,
In thousands, except per share amounts	2008	2007
BASIC EPS
Net Income	$31,800	$43,222

Weighted-average common shares outstanding used in earnings per share computations	64,537	74,057

Earnings per common share	$0.49	$0.58

DILUTED EPS
Net Income	$31,800	$43,222

Shares used in diluted earnings per share computations	64,720	75,530

Earnings per common share	$0.49	$0.57

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	64,537	74,057
Weighted-average common equivalent shares - dilutive effect of stock options and awards	183	1,473

Shares used in diluted earnings per share computations	64,720	75,530

7.0 million and 2.3 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2008 and 2007, respectively.

Note H – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended June 30,
In thousands	2008	2007
Operating revenues
Direct Marketing	$182,203	$174,472
Shoppers	92,553	115,673

Total operating revenues	$274,756	$290,145

Operating Income
Direct Marketing	$25,935	$24,334
Shoppers	11,727	20,344
Corporate Activities	(2,922)	(3,099)

Total operating income	$34,740	$41,579

Income before income taxes
Operating income	$34,740	$41,579
Interest expense	(3,575)	(3,263)
Interest income	115	128
Other, net	(970)	(234)

Total income before income taxes	$30,310	$38,210

	Six Months Ended June 30,
In thousands	2008	2007
Operating revenues
Direct Marketing	$361,313	$345,645
Shoppers	181,952	227,528

Total operating revenues	$543,265	$573,173

Operating Income
Direct Marketing	$47,178	$44,762
Shoppers	19,432	39,089
Corporate Activities	(6,059)	(6,157)

Total operating income	$60,551	$77,694

Income before income taxes
Operating income	$60,551	$77,694
Interest expense	(7,338)	(6,257)
Interest income	226	304
Other, net	(1,638)	(354)

Total income before income taxes	$51,801	$71,387

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,
In thousands	2008	2007
Service Cost	$168	$191
Interest Cost	1,992	1,945
Expected return on plan assets	(2,244)	(2,262)
Amortization of prior service cost	15	15
Transition obligation	24	24
Recognized actuarial loss	501	611

Net periodic benefit cost	$456	$524

	Six Months Ended June 30,
In thousands	2008	2007
Service Cost	$336	$383
Interest Cost	3,984	3,889
Expected return on plan assets	(4,488)	(4,440)
Amortization of prior service cost	30	30
Transition obligation	48	48
Recognized actuarial loss	1,003	1,221

Net periodic benefit cost	$913	$1,131

We do not believe that we will have to make a contribution in 2008 in order to obtain the Pension Benefit Guaranty Corporation full funding limit exemption. We do not plan to make a contribution to either pension plan in 2008 other than to the extent needed to cover benefit payments related to the unfunded plan.

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended June 30,
In thousands	2008	2007
Net income	$18,214	$22,895
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $216 and $513 in 2008 and 2007, respectively)	325	786
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $994)	1,489	—
Foreign currency translation adjustment	211	259

Total comprehensive income	$20,239	$23,940

	Six Months Ended June 30,
In thousands	2008	2007
Net income	$31,800	$43,222
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $432 and $513 in 2008 and 2007, respectively)	650	786
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $179)	(272)	—
Foreign currency translation adjustment	1,032	387

Total comprehensive income	$33,210	$44,395

Note K – Litigation Contingencies

On March 23, 2001, inactive Harte-Hanks Shoppers employees Frank Gattuso and Ernest Sigala filed a putative class action against Harte-Hanks Shoppers, Inc., claiming that Harte-Hanks Shoppers failed to comply with a California statutory provision requiring an employer to indemnify employees for expenses incurred on behalf of the employer. The plaintiffs allege that Harte-Hanks Shoppers failed to reimburse them for expenses of using their automobiles as outside sales representatives and failed to accurately itemize these expenses on plaintiffs’ wage statements. The suit was filed in Los Angeles County Superior Court. The putative class that plaintiffs seek to represent has been limited to all California Harte-Hanks outside sales representatives who were not separately reimbursed apart from their base salary and commissions for the expenses they incurred in using their own automobiles after early 1998. The plaintiffs seek indemnification and compensatory damages, statutory damages, exemplary damages, penalties, interest, costs of suit, and attorneys’ fees. Harte-Hanks Shoppers filed a cross-complaint seeking a declaratory judgment that the plaintiffs have been indemnified for their automobile expenses by the higher salaries and commissions paid to them as outside sales representatives. The cross-

complaint also alleges conversion, unjust enrichment, constructive trust and rescission and restitution based on mutual mistake. On January 30, 2002, the trial court ruled that California Labor Code Section 2802 requires employers to reimburse employees for mileage and other expenses incurred in the course of employment, but that an employer is permitted to pay increased wages or commissions instead of indemnifying actual expenses. On May 28, 2003, the trial court denied the plaintiffs’ motion for class certification. On October 27, 2005, the California Court of Appeal issued a unanimous opinion affirming the trial court’s rulings, including the interpretation of Labor Code Section 2802 and denial of class certification. On November 23, 2005, the Court of Appeal denied the plaintiffs’ petition for rehearing. On November 5, 2007, the California Supreme Court affirmed the trial court’s ruling that Labor Code Section 2802 permits lump sum reimbursement and that an employer may satisfy its obligations to indemnify employees for reasonable and necessary business expenses under Labor Code Section 2802 by paying enhanced taxable compensation. The Supreme Court remanded the matter back to the trial court for further proceedings related to the class certification issue and directed the trial court to consider whether the following issues could properly be resolved on a class-wide basis: (1) did Harte-Hanks Shoppers adopt a practice or policy of reimbursing outside sales representatives for automobile expenses by paying them higher commission rates and base salaries than it paid to inside sales representatives, (2) did Harte-Hanks Shoppers establish a method to apportion the enhanced compensation payments between compensation for labor performed and expense reimbursement and (3) was the amount paid for expense reimbursement sufficient to fully reimburse the employees for the automobile expenses they reasonably and necessarily incurred. On July 29, 2008, the trial court stated its intention to issue a split class action certification ruling, certifying a class action with respect to the first two questions listed immediately above (adoption of a policy or practice, and establishment of an apportionment method) and denying class certification on the third question listed immediately above (sufficiency of reimbursement). Based upon its belief that the conditions for a loss accrual described in SFAS No. 5, Accounting for Contingencies, have not been met, Harte-Hanks has made no accrual for this loss contingency. An estimate of the possible loss or range of loss from any adverse result on this case cannot reasonably be made. We believe that we have substantial meritorious defenses to these claims and we intend to vigorously defend the lawsuit.

We are also subject to various other legal proceedings in the course of conducting our businesses and, from time to time, we may become involved in additional claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of these pending claims and lawsuits is not currently expected to have a material adverse effect on our consolidated financial position or results of operations. Nevertheless, we cannot predict the impact of future developments affecting our pending or future claims and lawsuits and any resolution of a claim or lawsuit within a particular fiscal quarter may adversely impact our results of operations for that quarter. We expense legal costs as incurred, and all recorded legal liabilities are adjusted as required as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,”

“could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) our financial outlook, (3) planned adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, (4) expectations for our businesses and for the industries in which we operate, including with regard to the negative performance trends in our Shoppers business, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes. These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K) and any updates thereto in our Forms 10-Q. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Harte-Hanks is a worldwide direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to local, regional, national and international consumer and business-to-business marketers. We manage our operations through two operating segments: Direct Marketing and Shoppers.

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

Revenues from the Direct Marketing segment represented approximately 66% and 67% of our total revenue for the three months and six months ended June 30, 2008, respectively.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, with shoppers that are zoned into more than 1,000 separate editions and total circulation of more than 12.5 million each week in California and Florida. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. In the first half of 2008, Shoppers continued to integrate its print and online products and formally changed the names of its print publications to PennySaverUSA.com (California) and TheFlyer.com (Florida). Both PennySaverUSA.com and TheFlyer.com display the ads published in the print versions of both the PennySaverUSA.com and TheFlyer.com publications. Both websites also aggregates online classified ads from free community papers and shoppers across the country. Revenues from the Shoppers segment represented approximately 34% and 33% of our total revenue for the three months and six months ended June 30, 2008.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, Direct Marketing is affected by general national and international economic trends. Our Shoppers operate in regional markets in California and Florida and are largely affected by the strength of the local economies.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands, except per share amounts	Three months ended			Six months ended
	June 30, 2008	June 30, 2007	Change	June 30, 2008	June 30, 2007	Change
Revenues	$274,756	$290,145	-5.3%	$543,265	$573,173	-5.2%
Operating expenses	240,016	248,566	-3.4%	482,714	495,479	-2.6%

Operating income	$34,740	$41,579	-16.4%	$60,551	$77,694	-22.1%

Net income	$18,214	$22,895	-20.4%	$31,800	$43,222	-26.4%

Diluted earnings per share	$0.29	$0.31	-6.5%	$0.49	$0.57	-14.0%

2nd Quarter 2008 vs. 2nd Quarter 2007

Revenues

Consolidated revenues decreased 5.3%, to $274.8 million, and operating income decreased 16.4% to $34.7 million in the second quarter of 2008 compared to the second quarter of 2007. Our overall results reflect decreased revenues of 20.0% from our Shoppers segment, partially offset by increased revenues of 4.4% from our Direct Marketing segment. The revenue performance from Shoppers was the result of decreased sales in established markets, primarily attributable to the difficult economic environment in the California and Florida geographies in which we operate, and circulation reductions that we initiated at the end of June 2007. Direct Marketing results reflect year-over-year double-digit growth in our high tech/telecom and select markets verticals, flat revenues in our retail and financial verticals, and a double-digit revenue decline from our pharma/healthcare vertical.

Operating Expenses

Overall operating expenses decreased 3.4%, to $240.0 million, in the second quarter of 2008 compared to the second quarter of 2007. The overall decrease in operating expenses was driven by decreased operating expenses in Shoppers, attributable to cost cutting measures and the overall decline in Shoppers circulation and insert volumes over the past twelve months. Compared to the second quarter of 2007, Shoppers operating expenses decreased $14.5 million or 15.2%, while Direct Marketing operating expenses increased $6.1 million or 4.1% and general corporate expense decreased $0.2 million or 5.7%. As a result of the continuing weak market conditions, Shoppers workforce was reduced by more than 9% in the first half of 2008.

Net Income/Earnings Per Share

Net income decreased 20.4%, to $18.2 million, and diluted earnings per share decreased 6.5%, to $0.29 per share, in the second quarter of 2008 when compared to the second quarter of 2007. The decrease in net income was a result of decreased operating income from Shoppers and increased interest expense.

First Half 2008 vs. First Half 2007

Revenues

Consolidated revenues decreased 5.2%, to $543.3 million, and operating income decreased 22.1% to $60.6 million in the first half of 2008 when compared to the first half of 2007. Our overall results reflect decreased revenues of 20.0% from our Shoppers segment, partially offset by increased revenues of 4.5% from our Direct Marketing segment. The revenue performance from Shoppers was the result of decreased sales in established markets, primarily attributable to the difficult economic environment in the California and Florida geographies in which we operate, and circulation reductions that we initiated at the end of June 2007. Direct Marketing results reflect year-over-year double-digit growth in our high tech/telecom vertical, mid single-digit growth in our select markets vertical, flat revenues in our retail and financial verticals, and a double-digit revenue decline from our pharma/healthcare vertical.

Operating Expenses

Overall operating expenses decreased 2.6%, to $482.7 million, in the first half of 2008 compared to the first half of 2007. The overall decrease in operating expenses was driven by decreased operating expenses in Shoppers, attributable to cost cutting measures and the overall decline in Shoppers circulation and insert volumes over the past twelve months. Compared to the first half of 2007, Shoppers operating expenses decreased $25.9 million or 13.8%, while Direct Marketing operating expenses increased $13.3 million or 4.4% and general corporate expense decreased $0.1 million or 1.6%. As a result of the continuing weak market conditions, Shoppers workforce was reduced by more than 9% in the first half of 2008.

Net Income/Earnings Per Share

Net income decreased 26.4%, to $31.8 million, and diluted earnings per share decreased 14.0%, to $0.49 per share, in the first half of 2008 when compared to the first half of 2007. The decrease in net income was a result of decreased operating income from Shoppers and increased interest expense, partially offset by a lower effective tax rate in the first half of 2008 when compared to the first half of 2007.

While we continue to believe in the long-term strength and viability of our Shoppers business, the general economic conditions, initially created by weakness in the real estate and associated financing markets in the California and Florida geographies in which we operate remain extremely challenging. In July 2008 we further reduced our Shoppers circulation by approximately 250,000 per week in response to this difficult environment.

This reduction was primarily in California and was concentrated in unprofitable areas. We have taken steps over the past 12 months to reduce our cost base in both Shoppers and Direct Marketing and we continue to look at ways to further reduce costs in both of these businesses.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended		Change	Six months ended		Change
In thousands	June 30, 2008	June 30, 2007		June 30, 2008	June 30, 2007
Revenues	$182,203	$174,472	4.4%	$361,313	$345,645	4.5%
Operating expenses	156,268	150,138	4.1%	314,135	300,883	4.4%

Operating income	$25,935	$24,334	6.6%	$47,178	$44,762	5.4%

2nd Quarter 2008 vs. 2nd Quarter 2007

Revenues

Direct Marketing revenues increased $7.7 million, or 4.4%, in the second quarter of 2008 compared to the second quarter of 2007. Our high tech/telecom and select markets verticals had strong year-over-year double-digit revenue growth in the quarter. Our retail and financial verticals were essentially flat compared to the second quarter of 2007. Our pharma/healthcare vertical recorded a double-digit revenue decline compared to the prior year quarter. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. Revenues for Direct Marketing are affected by a number of factors, including general national and international economic trends.

The acquisition of Mason Zimbler in January 2008 also positively affected our revenues in the second quarter of 2008 compared to the second quarter of 2007.

Future revenues will depend on, among other factors, how successful we are at growing business with existing clients, acquiring new clients, meeting client demands, and the strength of the national and international economies. We believe that in the long-term we will benefit from marketing and advertising expenditures being moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment. Standard postage rates increased in each of the last two calendar years and increased again in May of 2008. Postage rates influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. While we do not expect the postal rate increases to have a significant impact on our Direct Marketing business, there is no assurance that future postal increases will not have an adverse impact on us.

Operating Expenses

Operating expenses increased $6.1 million, or 4.1%, in the second quarter of 2008 compared to the second quarter of 2007. The acquisition of Mason Zimbler in January 2008 contributed to this increase. Labor costs increased $2.8 million, or 3.5%, due to higher severance, increased incentive compensation expense, increased medical costs and annual salary increases. Production and distribution costs increased $4.1 million, or 8.1%, due to higher logistics-related transportation costs and outsourced costs. General and administrative expense decreased $0.7 million, or 4.9%, due primarily to decreased travel, recruiting, training, and workers’ compensation expense. Depreciation and amortization expense was essentially flat compared to the prior year quarter.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services.

First Half 2008 vs. First Half 2007

Revenues

Direct Marketing revenues increased $15.7 million, or 4.5%, in the first half of 2008 compared to the first half of 2007. Our high tech/telecom vertical had strong year-over-year double-digit revenue growth, while our select markets vertical grew in the mid single-digits. Our retail and financial services verticals were essentially flat over the prior year. Our pharma/healthcare vertical recorded a double-digit revenue decline compared to the prior year.

The acquisition of Mason Zimbler in January 2008 also positively affected our revenues in the first half of 2008 compared to the first half of 2007.

Operating Expenses

Operating expenses increased $13.3 million, or 4.4%, in the first half of 2008 compared to the first half of 2007. The acquisition of Mason Zimbler in January 2008 contributed to this increase. Labor costs increased $6.3 million, or 4.0%, in the first half of 2008 compared to the first half of 2007 due to increased severance, increased incentive compensation expense, increased medical costs and annual salary increases. Production and distribution costs increased $7.4 million, or 7.3%, due to higher logistics-related transportation costs and outsourced costs. General and administrative expense decreased $0.1 million, or 0.3%, due primarily to decreased travel, recruiting, training, and bad debt expense due to timing, partially offset by increased outside sales commissions and royalties. Depreciation and amortization expense decreased $0.4 million, or 2.5%, due to intangible assets becoming fully amortized during 2007.

Shoppers

	Three months ended		Change	Six months ended		Change
In thousands	June 30, 2008	June 30, 2007		June 30, 2008	June 30, 2007
Revenues	$92,553	$115,673	-20.0%	$181,952	$227,528	-20.0%
Operating expenses	80,826	95,329	-15.2%	162,520	188,439	-13.8%

Operating income	$11,727	$20,344	-42.4%	$19,432	$39,089	-50.3%

2nd Quarter 2008 vs. 2nd Quarter 2007

Revenues

Shoppers revenues decreased $23.1 million, or 20.0%, in the second quarter of 2008 compared to the second quarter of 2007. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and circulation reductions of approximately 600,000 that we initiated in 2007. This unprofitable circulation, which was shut down at the end of June 2007, represented approximately $1.5 million of revenue in the second quarter of 2007. At June 30, 2008 our Shoppers circulation reached approximately 13 million in California and Florida each week. In early July 2008 we further reduced our circulation by approximately 250,000, to approximately 12.8 million per week. This reduction was primarily in California and was concentrated in unprofitable areas. We continue to evaluate all of our circulation performance and at this time we do not anticipate further significant circulation reductions in the near future. Despite the recent circulation reduction and current economic conditions in California and Florida, we continue to believe that future expansions may provide increased revenue opportunities in the long term.

Operating Expenses

Operating expenses decreased $14.5 million, or 15.2%, in the second quarter of 2008 compared to the second quarter of 2007. Total labor costs decreased $5.2 million, or 15.6%. As a result of the continuing weak market conditions, we reduced our Shoppers workforce by more than 9% in the first half of 2008. Total production costs decreased $6.2 million, or 12.3%, due primarily to decreased paper costs resulting from circulation reductions, a decline in ad placements and lower newsprint rates, decreased postage costs due to a decline in distribution revenues and circulation reductions, and decreased offload printing costs due to decreased print-and-deliver volumes. Total general and administrative costs decreased $3.1 million, or 31.8%, due primarily to lower promotion-related expense and lower bad debt expense due to timing. Depreciation and amortization expense decreased $0.1 million, or 4.5%, due to decreased capital expenditures in recent periods. We are continuing to look for ways to further reduce our cost base in this business.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates increased in each of the last two calendar years. However, in 2007 we changed the manner in which we address our Shoppers publications from detached cards to direct labeling on the shopper publication. As a result of this change, our per-piece postage rates remained steady when the May 2007 rates were put into effect. Standard postage rates increased again in May of 2008, which increased Shoppers’ production costs. Paper prices have continued to decline since the third quarter of 2007, contributing to lower production costs. Paper prices are expected to increase from the current levels in the second half of 2008. We do not anticipate recording any significant charges related to the approximately 250,000 circulation reduction that we initiated in July of 2008.

First Half 2008 vs. First Half 2007

Revenues

Shoppers revenues decreased $45.6 million, or 20.0%, in the first half of 2008 compared to the first half of 2007. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and circulation reductions of approximately 600,000 that we initiated in 2007. This unprofitable circulation, which was shut down at the end of June 2007, represented approximately $3.0 million of revenue in the first half of 2007.

Operating Expenses

Operating expenses decreased $25.9 million, or 13.8%, in the first half of 2008 compared to the first half of 2007. Total labor costs decreased $9.9 million, or 14.5%. As a result of the continuing weak market conditions, we reduced our Shoppers workforce by more than 9% in the first half of 2008. Total production costs decreased $13.0 million, or 13.1%, due primarily to decreased paper costs resulting from circulation reductions, a decline in ad placements and lower newsprint rates, decreased postage costs due to a decline in distribution revenues and circulation reductions, and decreased offload printing costs due to decreased print-and-deliver volumes. Total general and administrative costs decreased $2.9 million, or 17.9%, due primarily to lower promotion-related expense. Depreciation and amortization expense decreased $0.1 million, or 1.4%, due to decreased capital expenditures in recent periods.

General Corporate Expense

General corporate expense decreased $0.2 million, or 5.7%, in the second quarter of 2008 and $0.1 million, or 1.6%, in the first half of 2008 compared to the same periods in 2007. Theses decreases were primarily due to lower stock-based compensation and lower employee expenses including travel and recruiting.

Interest Expense

Interest expense was up $0.3 million, or 9.6%, in the second quarter of 2008 and $1.1 million, or 17.3%, in the first half of 2008 compared to the same periods in 2007. This increase is due to higher outstanding debt levels in 2008 than in 2007, primarily due to share repurchases and the acquisition of Mason Zimbler, and additional expense related to credit agreements entered into in the first quarter of 2008. The increase was partially offset by lower interest rates on borrowings in 2008 than in 2007.

Interest Income

Interest income was down slightly in the second quarter of 2008 and down $0.1 million or 25.7% in the first half of 2008 compared to the same periods in 2007 due to normal variances in cash levels and lower interest rates on investments.

Other Income and Expense

Other net expense increased $0.7 million, or 314.5%, in the second quarter of 2008 and $1.3 million, or 362.7%, in the first half of 2008 compared to the same periods in 2007, primarily due to an increase in foreign currency transaction losses.

Income Taxes

Income tax expense decreased $3.2 million in the second quarter of 2008 and $8.2 million in the first half of 2008 compared to the same periods in 2007. The effective tax rate was 39.9% for the second quarter of 2008, down from 40.1% for the second quarter of 2007. The effective tax rate was 38.6% for the first half of 2008, down from 39.5% for the first half of 2007. This decrease was primarily the result of the recognition of certain tax benefits in the first quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2008, cash and cash equivalents were $23.0 million, increasing $0.1 million from December 31, 2007. This net increase was a result of net cash provided by operating activities of $53.4 million, offset by cash used in investing activities of $20.5 million and net cash used in financing activities of $32.9 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2008 was $53.4 million, compared to $76.5 million for the first six months of 2007. The $23.1 million year-over-year decrease was attributable to lower net income and changes within working capital assets and liabilities.

For the six months ended June 30, 2008, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the second quarter of 2008 than in the fourth quarter of 2007. Days sales outstanding of approximately 61 days at June 30, 2008 increased from 60 days at December 31, 2007 and increased from 54 days at June 30, 2007;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable due to overall lower operating expenses in the second quarter of 2008 than in the fourth quarter of 2007;

•	A decrease in accrued payroll and related expenses due to payment of 2007 bonuses and lower accrued commissions at June 30, 2008 than at December 31, 2007 due to 2008 revenue performance; and

•	An increase in customer deposits and unearned revenue due to timing of receipts.

Investing Activities

Net cash used in investing activities was $20.5 million for the first half of 2008, compared to $13.8 million for the first half of 2007. The difference is primarily the result of the January 2008 acquisition of Mason Zimbler.

Financing Activities

Net cash outflows from financing activities were $32.9 million for the six months ended June 30, 2008 compared to net cash outflows of $67.2 million for the six months ended June 30, 2007. The difference is attributable primarily to $43.3 million higher net borrowings in the first six months of 2008 than in the first six months of 2007.

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

Credit Facilities

Our five-year Revolving Credit Facility has a maturity date of August 12, 2010. At June 30, 2008, our debt balance related to the Revolving Credit Facility was $29.0 million. The five-year 2006 Term Loan Facility has a maturity date of September 6, 2011. At June 30, 2008, our debt balance related to the 2006 Term Loan Facility was $180.4 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. As of June 30, 2008, we had $96.0 million of unused borrowing capacity under our five-year Revolving Credit Facility.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of June 30, 2008, we were in compliance with all of the covenants of our credit facilities.

As we have capacity under our Revolving Credit Facility and the intent to use the Revolving Credit Facility to fund the required quarterly principal payments under the 2006 Term Loan Facility and the 2008 Term Loan Facility through the June 30, 2009, we have classified our entire debt balance at June 30, 2008 as long-term.

In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt. Please refer to Note F of the Notes to Unaudited Condensed Consolidated Financial Statements, Interest Rate Risk, and Item 3. to this Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk, for a description of our interest rate risk.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective rate of 2.48% at June 30, 2008). The five-year Revolving Credit Facility has a maturity date of August 12, 2010. At June 30, 2008, our debt balance related to the Revolving Credit Facility was $29.0 million. The five-year 2006 Term Loan Facility has a maturity date of September 6, 2011. At June 30, 2008, our debt balance related to the 2006 Term Loan Facility was $180.4 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At June 30, 2008, our debt balance related to the 2008 Term Loan Facility was $100.0 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt.

Assuming the actual level of debt throughout the second quarter and first half of 2008, and assuming a one percentage point change in the period’s average interest rates, it is estimated that our net income for the quarter and six months ended June 30, 2008 would have changed by approximately $0.2 million and $0.5 million, respectively. Due to our interest rate swap, overall debt level at June 30, 2008, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is set forth in Note K to the Notes to Unaudited Condensed Consolidated Financial Statements, Litigation Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

During the second quarter of 2008, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of June 30, 2008, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program. The maximum number of shares that may yet be purchased under this program was 10,475,491 at June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 13, 2008. At the meeting , our stockholders elected all three of our nominees for Class III directors and ratified the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2008 by the following votes:

	For	Withheld
Dean H. Blythe	50,411,199	500,764
Houston H. Harte	48,643,038	2,268,925
Judy C. Odom	50,499,026	412,937

The following five directors’ terms continued after the annual meeting: David L. Copeland, William F. Farley, Larry D. Franklin, William K. Gayden, and Christopher M. Harte. The terms of Messrs. Copeland and Christopher M. Harte will expire at the 2009 annual meeting, and the terms of Messrs. Farley, Franklin, and Gayden will expire at the 2010 annual meeting.

	For	Against	Abstentions
Ratification of KPMG	50,728,337	119,388	64,238

Item 6.	Exhibits

See Index to Exhibits on Page 30.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 8, 2008	/s/ Dean H. Blythe
Date	Dean H. Blythe
President and Chief Executive Officer

August 8, 2008	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

August 8, 2008	/s/ Jessica M. Huff
Date	Jessica M. Huff
Vice President, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

On June 27, 2008, Harte-Hanks, Inc. (“Harte-Hanks”) entered into amended and restated versions of certain of its existing compensatory plans and agreements to address the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, which was added by the American Jobs Creation Act of 2004, and to make certain other amendments, as described in Harte-Hanks Form 8-K, dated June 27, 2008 (the “June 27th 8-K”). Exhibits 10.1 through 10.6 below were filed as exhibits to the June 27th 8-K.

Exhibit No.	Description of Exhibit
10.1	Harte-Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.1 to Harte-Hanks Form 8-K, dated June 27, 2008)

10.2	Harte-Hanks, Inc. 2005 Omnibus Incentive Plan (As Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.2 to Harte-Hanks Form 8-K, dated June 27, 2008)

10.3	Harte-Hanks, Inc. Deferred Compensation Plan (As Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.3 to Harte-Hanks Form 8-K, dated June 27, 2008)

10.4	Form of Change of Control Severance Agreement between the Company and its President and Chief Executive Officer and its Executive Vice Presidents (other than Peter E. Gorman) and Senior Vice Presidents, dated as of June 27, 2008 (incorporated by reference to Exhibit 10.4 to Harte-Hanks Form 8-K, dated June 27, 2008)

10.5	Form of Severance Agreement between the Company and Peter E. Gorman, dated as of June 27, 2008 (incorporated by reference to Exhibit 10.5 to Harte-Hanks Form 8-K, dated June 27, 2008)

10.6	Form of Change of Control Severance Agreement between the Company and its Vice Presidents, dated as of June 27, 2008 (incorporated by reference to Exhibit 10.6 to Harte-Hanks Form 8-K, dated June 27, 2008)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith