Form 10-Q
period 2008-09-30
HARTE HANKS INC
filed 2008-11-10
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: $1 par value per share, 63,305,445 shares as of October 31, 2008.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2008

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$22,017	$22,847
Accounts receivable (less allowance for doubtful accounts of $4,990 and $3,556 at September 30, 2008 and December 31, 2007, respectively)	179,867	199,222
Inventory	7,749	6,007
Prepaid expenses	17,679	15,473
Current deferred income tax asset	12,082	12,628
Other current assets	9,271	9,503

Total current assets	248,665	265,680
Property, plant and equipment (less accumulated depreciation of $227,569 and $229,190 at September 30, 2008 and December 31, 2007, respectively)	103,091	112,354
Goodwill, net	552,840	543,583
Other intangible assets (less accumulated amortization of $11,503 and $10,235 at September 30, 2008 and December 31, 2007, respectively)	18,727	20,939
Other assets	10,193	9,370

Total assets	$933,516	$951,926

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$43,800	$67,167
Accrued payroll and related expenses	18,216	26,443
Customer deposits and unearned revenue	69,379	61,988
Income taxes payable	8,762	12,482
Other current liabilities	12,339	12,028

Total current liabilities	152,496	180,108
Long-term debt	295,500	259,125
Other long-term liabilities (including deferred income taxes of $72,775 at September 30, 2008 and $66,060 at December 31, 2007)	111,411	104,181

Total liabilities	559,407	543,414

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 117,976,368 and 117,692,688 shares issued at September 30, 2008 and December 31, 2007, respectively	117,976	117,693
Additional paid-in capital	331,167	323,182
Retained earnings	1,179,819	1,145,736
Less treasury stock: 54,675,191 and 49,756,675 shares at cost at September 30, 2008 and December 31, 2007, respectively	(1,236,670)	(1,160,205)
Accumulated other comprehensive loss	(18,183)	(17,894)

Total stockholders’ equity	374,109	408,512

Total liabilities and stockholders’ equity	$933,516	$951,926

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Operating revenues	$269,913	$286,696

Operating expenses
Labor	108,728	117,589
Production and distribution	100,665	97,743
Advertising, selling, general and administrative	20,464	22,236
Depreciation and amortization	8,073	8,334
Intangible asset amortization	737	794

Total operating expenses	238,667	246,696

Operating income	31,246	40,000

Other expenses (income)
Interest expense	3,450	3,346
Interest income	(90)	(110)
Other, net	363	412

	3,723	3,648

Income before income taxes	27,523	36,352
Income tax expense	10,908	14,470

Net income	$16,615	$21,882

Basic earnings per common share	$0.26	$0.30

Weighted-average common shares outstanding	63,281	72,249

Diluted earnings per common share	$0.26	$0.30

Weighted-average common and common equivalent shares outstanding	63,393	73,491

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating revenues	$813,178	$859,869

Operating expenses
Labor	335,894	348,381
Production and distribution	295,546	298,285
Advertising, selling, general and administrative	63,052	67,886
Depreciation and amortization	24,677	24,948
Intangible asset amortization	2,212	2,675

Total operating expenses	721,381	742,175

Operating income	91,797	117,694

Other expenses (income)
Interest expense	10,788	9,603
Interest income	(316)	(414)
Other, net	2,001	766

	12,473	9,955

Income before income taxes	79,324	107,739
Income tax expense	30,909	42,635

Net income	$48,415	$65,104

Basic earnings per common share	$0.76	$0.89

Weighted-average common shares outstanding	64,118	73,454

Diluted earnings per common share	$0.75	$0.87

Weighted-average common and common equivalent shares outstanding	64,278	74,850

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$48,415	$65,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,677	24,948
Intangible asset amortization	2,212	2,675
Stock-based compensation	4,530	5,530
Excess tax benefits from stock-based compensation	(120)	(2,292)
Deferred income taxes	6,493	4,977
Other, net	83	323
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	21,028	5,173
(Increase) decrease in inventory	(1,742)	1,142
Increase in prepaid expenses and other current assets	(1,744)	(1,819)
(Decrease) increase in accounts payable	(24,730)	13,855
Decrease in other accrued expenses and other current liabilities	(5,494)	(1,491)
Other, net	1,700	(4,014)

Net cash provided by operating activities	75,308	114,111

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(8,655)	—
Purchases of property, plant and equipment	(16,141)	(20,570)
Proceeds from sale of property, plant and equipment	202	117

Net cash used in investing activities	(24,594)	(20,453)

Cash Flows from Financing Activities
Long-term borrowings	197,000	74,000
Repayment of long-term borrowings	(160,625)	(59,000)
Issuance of common stock	3,593	14,407
Purchase of treasury stock	(76,649)	(121,589)
Excess tax benefits from stock-based compensation	120	2,292
Dividends paid	(14,332)	(15,372)

Net cash used in financing activities	(50,893)	(105,262)

Effect of exchange rate changes on cash and cash equivalents	(651)	371
Net decrease in cash and cash equivalents	(830)	(11,233)
Cash and cash equivalents at beginning of year	22,847	38,270

Cash and cash equivalents at end of period	$22,017	$27,037

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2008 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2006	$116,497	$295,555	$1,073,395	$(974,625)	$(17,346)	$493,476
Common stock issued-employee benefit plans	213	3,851	—	—	—	4,064
Exercise of stock options	983	13,163	—	(1,892)	—	12,254
Tax benefit of options exercised	—	3,554	—	—	—	3,554
Stock-based compensation	—	7,057	—	—	—	7,057
Dividends paid ($0.28 per share)	—	—	(20,299)	—	—	(20,299)
Treasury stock repurchased	—	—	—	(183,867)	—	(183,867)
Treasury stock issued	—	2	—	179	—	181
Comprehensive income:
Net income	—	—	92,640	—	—	92,640
Adjustment to pension liability (net of tax benefit of $595)	—	—	—	—	(484)	(484)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $1,038)	—	—	—	—	(1,557)	(1,557)
Foreign currency translation adjustment	—	—	—	—	1,493	1,493

Total comprehensive income						92,092

Balance at December 31, 2007	117,693	323,182	1,145,736	(1,160,205)	(17,894)	408,512
Common stock issued-employee benefit plans	194	2,143	—	—	—	2,337
Exercise of stock options	89	1,262	—	(42)	—	1,309
Tax benefit of options exercised	—	136	—	—	—	136
Stock-based compensation	—	4,530	—	—	—	4,530
Dividends paid ($0.23 per share)	—	—	(14,332)	—	—	(14,332)
Treasury stock repurchased	—	—	—	(76,649)	—	(76,649)
Treasury stock issued	—	(86)	—	226	—	140
Comprehensive income:
Net income	—	—	48,415	—	—	48,415
Adjustment to pension liability (net of tax expense of $648)	—	—	—	—	975	975
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $151)	—	—	—	—	222	222
Foreign currency translation adjustment	—	—	—	—	(1,486)	(1,486)

Total comprehensive income						48,126

Balance at September 30, 2008	$117,976	$331,167	$1,179,819	$(1,236,670)	$(18,183)	$374,109

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

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of financial statements in accordance with U.S generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

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

Note C – Income Taxes

Our third quarter 2008 income tax provision of $10.9 million was calculated using an effective income tax rate of approximately 39.6%. Our income tax provision for the first nine months of 2008 of $30.9 million was calculated using an effective income tax rate of approximately 39.0%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2008. The effective income tax rate calculated is higher than the federal statutory rate of 35%, primarily due to the addition of state income taxes.

At January 1, 2008, unrecognized tax benefits for uncertain tax positions totaled $11.8 million, of which $2.0 million represents accruals for interest and penalties that were recorded as additional tax expense in accordance with our accounting policy. If recognized, the entire unrecognized tax benefit amount, net of tax, would impact the effective tax rate. There have been no significant changes to these amounts during the nine months ended September 30, 2008.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2003. For U.S. federal returns, we are no longer subject to tax examinations for the years prior to 2005. We believe that it is reasonably possible that a reduction in our unrecognized tax liabilities in the range of $1.7 million to $1.9 million, net of tax, will occur in the next twelve months related to the statute expiring on various tax returns. If this reduction were to occur, it would decrease the tax expense and effective tax rate for the full year 2008.

Note D – Stock-Based Compensation

We recognized $1.6 million and $2.0 million of stock-based compensation during the three months ended September 30, 2008 and 2007, respectively. We recognized $4.5 million and $5.5 million of stock-based compensation during the nine months ended September, 2008 and 2007, respectively.

Our annual grant of stock-based awards occurred in the first quarter, which is consistent with the timing of previous annual grants. We did not have any significant stock-based compensation activity in the third quarter of 2008.

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

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changes the variable-rate cash flow exposure on the $150.0 million notional amount to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we receive London Interbank Offered Rate (LIBOR) based variable interest rate payments and make fixed-interest rate payments, thereby creating fixed-rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 five-year revolving credit facility (Revolving Credit Facility) and 2006 five-year term loan facility (2006 Term Loan Facility). As such, we report the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value is determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). At September 30, 2008, this swap is recorded at fair value as a $2.2 million liability. We reclassified into earnings losses of $0.8 million and $1.9 million for the three months and nine months ended September 30, 2008, respectively, that were related to the swap and previously reported in other comprehensive loss. We expect losses of $2.2 million to be reclassified into earnings over the next twelve months related to the swap and currently reported in other comprehensive loss. The amount ultimately realized, however, could differ as interest rates change.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table provides additional detail of the fair value of our swap liability at September 30, 2008 by level within the SFAS 157 fair value measurement hierarchy, as required by SFAS 157:

In thousands	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$2,222	$—	$2,222	$—

Total	$2,222	$—	$2,222	$—

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2008	2007
BASIC EPS
Net Income	$16,615	$21,882

Weighted-average common shares outstanding used in earnings per share computations	63,281	72,249

Earnings per common share	$0.26	$0.30

DILUTED EPS
Net Income	$16,615	$21,882

Shares used in diluted earnings per share computations	63,393	73,491

Earnings per common share	$0.26	$0.30

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,281	72,249
Weighted-average common equivalent shares - dilutive effect of stock options and awards	112	1,242

Shares used in diluted earnings per share computations	63,393	73,491

7.3 million and 2.6 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2008 and 2007, respectively.

	Nine Months Ended September 30,
In thousands, except per share amounts	2008	2007
BASIC EPS
Net Income	$48,415	$65,104

Weighted-average common shares outstanding used in earnings per share computations	64,118	73,454

Earnings per common share	$0.76	$0.89

DILUTED EPS
Net Income	$48,415	$65,104

Shares used in diluted earnings per share computations	64,278	74,850

Earnings per common share	$0.75	$0.87

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	64,118	73,454
Weighted-average common equivalent shares - dilutive effect of stock options and awards	160	1,396

Shares used in diluted earnings per share computations	64,278	74,850

7.0 million and 2.3 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2008 and 2007, respectively.

Note H – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended September 30,
In thousands	2008	2007
Operating revenues
Direct Marketing	$182,567	$181,313
Shoppers	87,346	105,383

Total operating revenues	$269,913	$286,696

Operating Income
Direct Marketing	$26,521	$27,606
Shoppers	7,427	17,926
Corporate Activities	(2,702)	(5,532)

Total operating income	$31,246	$40,000

Income before income taxes
Operating income	$31,246	$40,000
Interest expense	(3,450)	(3,346)
Interest income	90	110
Other, net	(363)	(412)

Total income before income taxes	$27,523	$36,352

	Nine Months Ended September 30,
In thousands	2008	2007
Operating revenues
Direct Marketing	$543,880	$526,958
Shoppers	269,298	332,911

Total operating revenues	$813,178	$859,869

Operating Income
Direct Marketing	$73,699	$72,368
Shoppers	26,859	57,015
Corporate Activities	(8,761)	(11,689)

Total operating income	$91,797	$117,694

Income before income taxes
Operating income	$91,797	$117,694
Interest expense	(10,788)	(9,603)
Interest income	316	414
Other, net	(2,001)	(766)

Total income before income taxes	$79,324	$107,739

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands	2008	2007
Service cost	$168	$191
Interest cost	1,992	1,945
Expected return on plan assets	(2,244)	(2,262)
Amortization of prior service cost	15	15
Transition obligation	24	24
Recognized actuarial loss	501	612

Net periodic benefit cost	$456	$525

	Nine Months Ended September 30,
In thousands	2008	2007
Service cost	$504	$579
Interest cost	5,975	5,475
Expected return on plan assets	(6,732)	(6,131)
Amortization of prior service cost	45	46
Transition obligation	72	72
Recognized actuarial loss	1,505	1,966

Net periodic benefit cost	$1,369	$2,007

We will not have to make a contribution in 2008 in order to obtain the Pension Protection Act of 2006 full funding limit exemption. We do not plan to make a contribution to either pension plan in 2008 other than to the extent needed to cover benefit payments related to the unfunded plan.

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended September 30,
In thousands	2008	2007
Net income	$16,615	$21,882
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $216 and $258 in 2008 and 2007, respectively)	325	393
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $330)	494	—
Foreign currency translation adjustment	(2,518)	619

Total comprehensive income	$14,916	$22,894

	Nine Months Ended September 30,
In thousands	2008	2007
Net income	$48,415	$65,104
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $648 and $771 in 2008 and 2007, respectively)	975	1,179
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $151)	222	—
Foreign currency translation adjustment	(1,486)	1,006

Total comprehensive income	$48,126	$67,289

Note K – Litigation Contingencies

On March 23, 2001, inactive Harte-Hanks Shoppers employees Frank Gattuso and Ernest Sigala filed a putative class action against Harte-Hanks Shoppers, Inc., claiming that Harte-Hanks Shoppers failed to comply with a California statutory provision requiring an employer to indemnify employees for expenses incurred on behalf of the employer. The plaintiffs allege that Harte-Hanks Shoppers failed to reimburse them for expenses of using their automobiles as outside sales representatives and failed to accurately itemize these expenses on plaintiffs’ wage statements. The suit was filed in Los Angeles County Superior Court. The putative class that plaintiffs seek to represent has been limited to all California Harte-Hanks outside sales representatives who were not separately reimbursed apart from their base salary and commissions for the expenses they incurred in using their own automobiles after early 1998. The plaintiffs seek indemnification and compensatory damages, statutory damages, exemplary damages, penalties, interest, costs of suit, and attorneys’ fees. Harte-Hanks Shoppers filed a cross-complaint seeking a declaratory judgment that the plaintiffs have been indemnified for their automobile expenses by the higher salaries and commissions paid to them as outside sales representatives. The cross-complaint also alleges conversion, unjust enrichment, constructive trust and rescission and restitution based on mutual mistake. On January 30, 2002, the trial court ruled that California Labor Code Section 2802 requires employers to reimburse employees for mileage and other expenses incurred in the course of employment, but that an employer is permitted to pay increased wages or commissions instead of indemnifying actual expenses. On May 28, 2003, the trial court denied the plaintiffs’ motion for class certification. On October 27, 2005, the California Court of Appeal issued a unanimous opinion affirming the trial court’s rulings, including the interpretation of Labor Code Section 2802 and denial of class certification. On November 23, 2005, the Court of Appeal denied the plaintiffs’ petition for rehearing. On November 5, 2007, the California Supreme Court affirmed the trial court’s ruling that Labor Code Section 2802 permits lump sum reimbursement and that an employer may satisfy its obligations to indemnify employees for reasonable and necessary business expenses under Labor Code Section 2802 by paying enhanced taxable compensation. The Supreme Court remanded the matter back to the trial court for further proceedings related to the class certification issue and directed the trial court to consider whether the following issues could properly be resolved on a class-wide basis: (1) did Harte-Hanks Shoppers adopt a practice or policy of reimbursing outside sales representatives for automobile expenses by paying them higher commission rates and base salaries than it paid to inside sales representatives, (2) did Harte-Hanks Shoppers establish a method to apportion the enhanced compensation payments between compensation for labor performed and expense reimbursement and (3) was the amount paid for expense reimbursement sufficient to fully reimburse the employees for the automobile expenses they reasonably and necessarily incurred. On July 29, 2008, the trial court stated its intention to issue a split class action certification ruling, certifying a class action with respect to the first two questions listed immediately above (adoption of a policy or practice, and establishment of an apportionment method) and denying class certification on the third question listed immediately above (sufficiency of reimbursement). Based upon its belief that the conditions for a loss accrual described in SFAS No. 5, Accounting for Contingencies, have not been met, Harte-Hanks has made no accrual for this loss contingency. An estimate of the possible loss or range of loss from any adverse result on this case cannot reasonably be made. We believe that we have substantial meritorious defenses to these claims and we intend to vigorously defend the lawsuit. Nevertheless, we cannot predict the impact of future developments in this lawsuit, and any resolution of this lawsuit within a particular fiscal quarter may adversely impact our results of operations for that quarter.

We are also currently subject to various other legal proceedings in the course of conducting our businesses and, from time to time, we may become involved in additional claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of these pending claims and lawsuits is not currently expected to have a material adverse effect on our consolidated financial position or results of operations. Nevertheless, we cannot predict the impact of future developments affecting our pending or future claims and lawsuits and any resolution of a claim or lawsuit within a particular fiscal quarter may adversely impact our results of operations for that quarter. We expense legal costs as incurred, and all recorded legal liabilities are adjusted as required as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including with regard to the negative performance trends in our Shoppers business and the adverse impact of the ongoing economic downturn in the United States and other economies on the marketing expenditures and activities of our Direct Marketing clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes. These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K) and any updates thereto in our Forms 10-Q and in the “Cautionary Note Regarding Forward-Looking Statements” in our third quarter 2008 earnings release issued on October 23, 2008. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Revenues from the Direct Marketing segment represented approximately 68% and 67% of our total revenue for the three months and nine months ended September 30, 2008, respectively.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, with shoppers that are zoned into more than 1,000 separate editions and total circulation of more than 12.5 million each week in California and Florida. Shoppers are weekly advertising publications delivered free by standard mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. During 2008, Shoppers continued to integrate its print and online products and formally changed the names of its print publications to PennySaverUSA.com (California) and TheFlyer.com (Florida). Both PennySaverUSA.com and TheFlyer.com display the ads published in the print versions of both the PennySaverUSA.com and TheFlyer.com publications. Revenues from the Shoppers segment represented approximately 32% and 33% of our total revenue for the three months and nine months ended September 30, 2008.

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

During the third quarter of 2008, our businesses continued to face challenging economic environments, which negatively impacted our financial performance. Marketing budgets are often more discretionary in nature and easier to reduce in the short-term than other expenses in response to weak economic conditions. Difficult economic conditions may also result in reduced demand for our products and services due to consolidation or, in some cases, bankruptcies of customers and prospective customers in the industry verticals that we serve.

Revenues from our Shoppers business are largely dependent on local advertising expenditures in the California and Florida geographies in which we operate. Such expenditures are substantially affected by the strength of the local economies in those markets. During the third quarter of 2008, the difficult economic conditions continued in California and Florida. These conditions were initially created by weakness in the real estate and associated financing markets and have spread across virtually all categories.

Direct Marketing revenues are dependent on, among other things, national, regional and international economies and business conditions. During the third quarter of 2008, the ongoing economic downturn in the United States and other economies adversely impacted the marketing expenditures and activities of our customers, as many customers have become increasingly cautious with their spending plans in the face of extreme economic uncertainty and reduced their marketing events and volumes from previously planned and anticipated levels, and some customers have filed for bankruptcy.

Given the external environment, we face an uncertain revenue outlook for the remainder of the year and into 2009, and believe that our financial performance will continue to be negatively impacted. As a result, we have taken actions, and plan to take further actions, designed to align our expense base and structure to the external economic environment facing our businesses. Nevertheless, we cannot predict the impact of future economic conditions or the ultimate effectiveness and expenses associated with our efforts to address those economic conditions. A lasting recession or downturn in the United States economy and the economies we operate in abroad could have material adverse effects on our business, financial position or operating results.

Results of Operations

Operating results were as follows:

In thousands, except per share amounts	Three months ended			Nine months ended
	September 30, 2008	September 30, 2007	Change	September 30, 2008	September 30, 2007	Change
Revenues	$269,913	$286,696	-5.9%	$813,178	$859,869	-5.4%
Operating expenses	238,667	246,696	-3.3%	721,381	742,175	-2.8%

Operating income	$31,246	$40,000	-21.9%	$91,797	$117,694	-22.0%

Net income	$16,615	$21,882	-24.1%	$48,415	$65,104	-25.6%

Diluted earnings per share	$0.26	$0.30	-13.3%	$0.75	$0.87	-13.7%

3rd Quarter 2008 vs. 3rd Quarter 2007

Revenues

Consolidated revenues decreased 5.9%, to $269.9 million, and operating income decreased 21.9% to $31.2 million in the third quarter of 2008 compared to the third quarter of 2007. Our overall results reflect decreased revenues of 17.1% from our Shoppers segment, partially offset by increased revenues of 0.7% from our Direct Marketing segment. The revenue performance from Shoppers was the result of decreased sales in established markets, primarily attributable to the difficult economic environment in the California and Florida geographies in which we operate, and circulation reductions that we initiated in July of this year. Direct Marketing results reflect year-over-year double-digit growth in our select markets vertical, flat revenues in our retail and high tech/telecom verticals, a mid-single digit decline from our financial vertical and a double-digit decline from our pharma/healthcare vertical.

Operating Expenses

Overall operating expenses decreased 3.3%, to $238.7 million, in the third quarter of 2008 compared to the third quarter of 2007. The overall decrease in operating expenses was driven by decreased operating expenses in Shoppers, attributable to cost cutting measures and the overall decline in Shoppers circulation, ad placements and insert volumes. Compared to the third quarter of 2007, Shoppers operating expenses decreased $7.5 million, or 8.6%. Direct Marketing operating expenses increased $2.3 million or 1.5%, primarily due to higher logistics-related transportation costs and higher bad debt expense. General corporate expense decreased $2.8 million, or 51.2%, primarily due to $2.5 million of compensation costs recognized during the third quarter of 2007 associated with the retirement of our former Chief Executive Officer and President.

Net Income/Earnings Per Share

Net income decreased 24.1%, to $16.6 million, and diluted earnings per share decreased 13.3%, to $0.26 per share, in the third quarter of 2008 when compared to the third quarter of 2007. The decrease in net income was a result of decreased operating income from both Shoppers and Direct Marketing, partially offset by lower general corporate expense and a lower effective tax rate in the third quarter of 2008 than in the third quarter of 2007.

First Nine Months 2008 vs. First Nine Months 2007

Revenues

Consolidated revenues decreased 5.4%, to $813.2 million, and operating income decreased 22.0% to $91.8 million in the first nine months of 2008 when compared to the first nine months of 2007. Our overall results reflect decreased revenues of 19.1% from our Shoppers segment, partially offset by increased revenues of 3.2% from our Direct Marketing segment. The revenue performance from Shoppers was the result of decreased sales in established markets, primarily attributable to the difficult economic environment in the California and Florida geographies in which we operate, and circulation reductions that we initiated in June of 2007 and July of 2008. Direct Marketing results reflect year-over-year double-digit growth in our high tech/telecom and select markets verticals, flat revenues in our retail and financial verticals, and a double-digit revenue decline from our pharma/healthcare vertical.

Operating Expenses

Overall operating expenses decreased 2.8%, to $721.4 million, in the first nine months of 2008 compared to the first nine months of 2007. The overall decrease in operating expenses was driven by decreased operating expenses in Shoppers, attributable to cost cutting measures and the overall decline in Shoppers circulation, ad placement and insert volumes. Compared to the first nine months of 2007, Shoppers operating expenses decreased $33.5 million or 12.1%. Direct Marketing operating expenses increased $15.6 million or 3.4%, primarily due to higher logistics-related transportation costs and higher bad debt expense. General corporate expense decreased $2.9 million, or 25.0%, primarily due to $2.5 million of compensation costs recognized during the third quarter of 2007 associated with the retirement of our former Chief Executive Officer and President.

Net Income/Earnings Per Share

Net income decreased 25.6%, to $48.4 million, and diluted earnings per share decreased 13.7%, to $0.75 per share, in the first nine months of 2008 when compared to the first nine months of 2007. The decrease in net income was a result of decreased operating income from Shoppers and increased interest and other expenses, partially offset by increased operating income from Direct Marketing, lower general corporate expense, and a lower effective tax rate in the first nine months of 2008 when compared to the first nine months of 2007.

While we continue to believe in the long-term strength and viability of our Shoppers business, the general economic conditions, initially created by weakness in the real estate and associated financing markets, in the California and Florida geographies in which we operate remain extremely challenging. We have taken steps over the past several quarters to reduce our cost base in Shoppers and we continue to look at ways to further reduce costs in both of our businesses.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Nine months ended
In thousands	September 30, 2008	September 30, 2007	Change	September 30, 2008	September 30, 2007	Change
Revenues	$182,567	$181,313	0.7%	$543,880	$526,958	3.2%
Operating expenses	156,046	153,707	1.5%	470,181	454,590	3.4%

Operating income	$26,521	$27,606	-3.9%	$73,699	$72,368	1.8%

3rd Quarter 2008 vs. 3rd Quarter 2007

Revenues

Direct Marketing revenues increased $1.3 million, or 0.7%, in the third quarter of 2008 compared to the third quarter of 2007. Our select markets vertical had strong year-over-year double-digit revenue growth in the quarter. Our high tech/telecom and retail verticals were essentially flat compared to the third quarter of 2007. Our financial vertical was down in the mid-single digits and our pharma/healthcare vertical recorded a double-digit revenue decline compared to the prior year quarter. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. Revenues for Direct Marketing are affected by a number of factors, including general national and international economic trends.

The acquisition of Mason Zimbler in January 2008 also positively affected our revenues in the third quarter of 2008 compared to the third quarter of 2007.

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

Operating Expenses

Operating expenses increased $2.3 million, or 1.5%, in the third quarter of 2008 compared to the third quarter of 2007. The acquisition of Mason Zimbler in January 2008 contributed to this increase. Labor costs decreased $2.9 million, or 3.6%, due to decreased incentive compensation expense, lower severance costs, and decreased payrolls due to lower headcount. Production and distribution costs increased $4.8 million, or 9.2%, due to higher logistics-related transportation costs. General and administrative expense increased $0.6 million, or 5.2%, due primarily to higher bad debt expense related to clients in our retail vertical. Depreciation and amortization expense decreased $0.2 million, or 2.6%, due to certain intangible assets and software becoming fully amortized.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services.

First Nine Months 2008 vs. First Nine Months 2007

Revenues

Direct Marketing revenues increased $16.9 million, or 3.2%, in the first nine months of 2008 compared to the first nine months of 2007. Our high tech/telecom and select markets verticals had strong year-over-year double-digit revenue growth. Our retail and financial services verticals were essentially flat compared to the prior year. Our pharma/healthcare vertical recorded a double-digit revenue decline compared to the prior year.

The acquisition of Mason Zimbler in January 2008 also positively affected our revenues in the first nine months of 2008 compared to the first nine months of 2007.

Operating Expenses

Operating expenses increased $15.6 million, or 3.4%, in the first nine months of 2008 compared to the first nine months of 2007. The acquisition of Mason Zimbler in January 2008 contributed to this increase. Labor costs increased $3.3 million, or 1.4%, in the first nine months of 2008 compared to the first nine months of 2007 due to annual salary increases and increased medical costs. Production and distribution costs increased $12.2 million, or 8.0%, due to higher logistics-related transportation costs and outsourced costs. General and administrative expense increased $0.6 million, or 1.4%, due primarily to increased outside sales commissions and higher bad debt expense, partially offset by decreased recruiting, training and travel expenses. Depreciation and amortization expense decreased $0.5 million, or 2.5%, due to certain intangible assets and software becoming fully amortized.

Shoppers

	Three months ended			Nine months ended
In thousands	September 30, 2008	September 30, 2007	Change	September 30, 2008	September 30, 2007	Change
Revenues	$87,346	$105,383	-17.1%	$269,298	$332,911	-19.1%
Operating expenses	79,919	87,457	-8.6%	242,439	275,896	-12.1%

Operating income	$7,427	$17,926	-58.6%	$26,859	$57,015	-52.9%

3rd Quarter 2008 vs. 3rd Quarter 2007

Revenues

Shoppers revenues decreased $18.0 million, or 17.1%, in the third quarter of 2008 compared to the third quarter of 2007. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and circulation reductions of approximately 250,000 that were initiated in July of this year. This circulation represented approximately $0.3 million and $1.0 million of revenue in the third quarter of 2008 and 2007, respectively. At September 30, 2008 our Shoppers circulation reached more than 12.5 million in California and Florida each week. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Operating Expenses

Operating expenses decreased $7.5 million, or 8.6%, in the third quarter of 2008 compared to the third quarter of 2007. Total labor costs decreased $3.5 million, or 11.1%. as a result of reductions in our Shoppers workforce due to the continuing weak market conditions. Total production costs decreased $1.9 million, or 4.2%, due primarily to decreased paper costs resulting from circulation reductions, a decline in ad placements and lower newsprint rates, and decreased offload printing costs due to decreased print-and-deliver volumes. Total general and administrative costs decreased $2.0 million, or 23.3%, due primarily to lower promotion-related expense. Depreciation and amortization expense decreased $0.1 million, or 6.3%, due to decreased capital expenditures in recent periods. We are continuing to look for ways to further reduce our cost base in this business.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates increased in each of the last two calendar years. However, in 2007 we changed the manner in which we address our Shoppers publications from detached cards to direct labeling on the shopper publication. As a result of this change, our per-piece postage rates remained steady when the May 2007 rates were put into effect. Standard postage rates increased again in May of 2008, which increased Shoppers’ production costs. Newsprint prices have continued to decline since the third quarter of 2007, contributing to lower production costs. Paper prices are expected to increase from the current levels in the fourth quarter of 2008.

First Nine Months 2008 vs. First Nine Months 2007

Revenues

Shoppers revenues decreased $63.6 million, or 19.1%, in the first nine months of 2008 compared to the first nine months of 2007. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and reductions of unprofitable circulation of approximately 600,000 that were initiated in June of 2007 and 250,000 that were initiated in July of 2008. The circulation that was shut down in June 2007 represented approximately $3.0 million of revenue in the first nine months of 2007. The circulation that was shut down in July of 2008 represented approximately $1.9 million and $3.1 million of revenue in the first nine months of 2008 and 2007, respectively.

Operating Expenses

Operating expenses decreased $33.5 million, or 12.1%, in the first nine months of 2008 compared to the first nine months of 2007. Total labor costs decreased $13.4 million, or 13.4%, as a result of reductions in our Shoppers workforce due to the continuing weak market conditions. Total production costs decreased $14.9 million, or 10.3%, due primarily to decreased paper costs resulting from circulation reductions, a decline in ad placements and lower newsprint rates, decreased postage due to circulation reductions and distribution volumes, and decreased offload printing costs due to decreased print-and-deliver volume. Total general and administrative costs decreased $4.9 million, or 19.8%, due primarily to lower promotion-related expense. Depreciation and amortization expense decreased $0.2 million, or 3.1%, due to decreased capital expenditures in recent periods.

General Corporate Expense

General corporate expense decreased $2.8 million, or 51.2%, in the third quarter of 2008 and $2.9 million, or 25.0%, in the first nine months of 2008 compared to the same periods in 2007. Theses decreases were primarily due to $2.5 million of compensation costs recognized during the third quarter of 2007 associated with the retirement of our former Chief Executive Officer and President.

Interest Expense

Interest expense was up $0.1 million, or 3.1%, in the third quarter of 2008 and $1.2 million, or 12.3%, in the first nine months of 2008 compared to the same periods in 2007. This increase is due to higher outstanding debt levels in 2008 than in 2007, primarily due to share repurchases and the acquisition of Mason Zimbler, and additional expense related to credit agreements entered into in the first quarter of 2008. The increase was partially offset by lower interest rates on borrowings in 2008 than in 2007.

Interest Income

Interest income was down slightly in the third quarter of 2008 and down $0.1 million or 23.7% in the first nine months of 2008 compared to the same periods in 2007 due to normal variances in cash levels and lower interest rates on investments.

Other Income and Expense

Other net expense decreased slightly in the third quarter of 2008 and $1.2 million, or 161.2%, in the first nine months of 2008 compared to the same periods in 2007, primarily due to an increase in foreign currency transaction losses.

Income Taxes

Income tax expense decreased $3.6 million in the third quarter of 2008 and $11.7 million in the first nine months of 2008 compared to the same periods in 2007. The effective tax rate was 39.6% for the third quarter of 2008, down from 39.8% for the third quarter of 2007. The effective tax rate was 39.0% for the first nine months of 2008, down from 39.6% for the first nine months of 2007. This decrease was primarily the result of the recognition of certain tax benefits in the first quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2008, cash and cash equivalents were $22.0 million, decreasing $0.8 million from December 31, 2007. This net decrease was a result of net cash provided by operating activities of $75.3 million, offset by cash used in investing activities of $24.6 million and net cash used in financing activities of $50.9 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2008 was $75.3 million, compared to $114.1 million for the first nine months of 2007. The $38.8 million year-over-year decrease was attributable to lower net income and changes within working capital assets and liabilities.

For the nine months ended September 30, 2008, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the third quarter of 2008 than in the fourth quarter of 2007. Days sales outstanding of approximately 61 days at September 30, 2008 increased from 60 days at December 31, 2007 and increased from 59 days at September 30, 2007;

•	An increase in inventory due to timing and increasing prices in the third quarter of 2008;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable due to overall lower operating expenses in the third quarter of 2008 than in the fourth quarter of 2007;

•	A decrease in accrued payroll and related expenses due to payment of 2007 bonuses and lower accrued commissions at September 30, 2008 than at December 31, 2007 due to 2008 revenue performance; and

•	An increase in customer deposits and unearned revenue due to timing of receipts.

Investing Activities

Net cash used in investing activities was $24.6 million for the first nine months of 2008, compared to $20.5 million for the first nine months of 2007. The difference is primarily the result of the January 2008 acquisition of Mason Zimbler.

Financing Activities

Net cash outflows from financing activities were $50.9 million for the nine months ended September 30, 2008 compared to net cash outflows of $105.3 million for the nine months ended September 30, 2007. The difference is attributable primarily to $44.9 million less spent on the repurchase of our common stock, and $10.7 million less proceeds related to the issuance of common stock in the first nine months of 2008 than in the first nine months of 2007.

Credit Facilities

Our five-year Revolving Credit Facility has a maturity date of August 12, 2010. At September 30, 2008, our debt balance related to the Revolving Credit Facility was $20.0 million. The five-year 2006 Term Loan Facility has a maturity date of September 6, 2011. At September 30, 2008, our debt balance related to the 2006 Term Loan Facility was $175.5 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At September 30, 2008, our debt balance related to the 2008 Term Loan Facility was $100.0 million.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of September 30, 2008, we were in compliance with all of the covenants of our credit facilities.

As we have capacity under our Revolving Credit Facility and the intent to use the Revolving Credit Facility to fund the required quarterly principal payments under the 2006 Term Loan Facility and the 2008 Term Loan Facility through the September 30, 2009, we have classified our entire debt balance at September 30, 2008 as long-term.

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

Recent developments in the financial markets have increased our exposure to the possible liquidity and credit risks of counterparties to our Revolving Credit Facility. As of September 30, 2008, we had $105.0 million of unused borrowing capacity under our Revolving Credit Facility and we have not experienced any limitations on our ability to access this source of liquidity. Based on our current operational plans, we believe that our credit facilities, together with cash provided by operating activities, will be sufficient to fund operations, anticipated capital expenditures, contributions to our pension plans, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next twelve months. Nevertheless, we cannot predict the impact on our business performance of the ongoing economic downturn in the United States and other economies. A lasting economic downturn or recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

Our existing credit facilities begin to expire in the third quarter of 2010. We cannot predict future economic and credit market conditions and cannot assure you whether future credit facilities will be available on acceptable terms or at all.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective rate of 3.65% at September 30, 2008). The five-year Revolving Credit Facility has a maturity date of August 12, 2010. At September 30, 2008, our debt balance related to the Revolving Credit Facility was $20.0 million. The five-year 2006 Term Loan Facility has a maturity date of September 6, 2011. At September 30, 2008, our debt balance related to the 2006 Term Loan Facility was $175.5 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At September 30, 2008, our debt balance related to the 2008 Term Loan Facility was $100.0 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt.

Assuming the actual level of debt throughout the third quarter and first nine months of 2008, and assuming a one percentage point change in the period’s average interest rates, it is estimated that our net income for the quarter and nine months ended September 30, 2008 would have changed by approximately $0.2 million and $0.7 million, respectively. Due to our interest rate swap, overall debt level at September 30, 2008, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our statement of operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign exchange rates on these types of transactions is significant to our overall earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income, which is recorded in other, net in our statement of operations. Transactions such as these amounted to $0.1 million and $1.0 million in pre-tax currency transaction losses in the quarter and nine months ended September 30, 2008, respectively. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is set forth in Note K to the Notes to Unaudited Condensed Consolidated Financial Statements, Litigation Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2007 Form 10-K. Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q, for a discussion of the ongoing economic downturn in the United States and other economies and its adverse impact on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2008, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of September 30, 2008, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program. The maximum number of shares that may yet be purchased under this program was 10,475,491 at September 30, 2008.

Item 6.	Exhibits

See Index to Exhibits on Page 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 10, 2008	/s/ Dean H. Blythe
Date	Dean H. Blythe
President and Chief Executive Officer

November 10, 2008	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

November 10, 2008	/s/ Jessica M. Huff
Date	Jessica M. Huff
Vice President, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith