Form 10-K
period 2008-12-31
HARTE HANKS INC
filed 2009-03-02
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($11.45) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008), was approximately $457,882,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2009 was 63,483,176 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the Company’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

Harte-Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2008

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

Marketing is under intense focus in many organizations. Many corporations have a chief-level executive charged with marketing who is under pressure to utilize a combination of data, technology, channels and resources to demonstrate a return on marketing investment. This has led many to use direct and targeted marketing, as accountability and measurability are hallmarks of the discipline, allowing customer insight to be leveraged to create and accelerate value. Direct Marketing, which represented 68% of our total revenues in 2008, is a leader in the movement toward highly targeted marketing. Our Shoppers business applies geographic targeting principles.

Harte-Hanks® is the successor to a newspaper business begun in Texas in the early 1920s by Houston Harte and Bernard Hanks. In 1972, Harte-Hanks went public and was listed on the New York Stock Exchange (NYSE). We became private in a leveraged buyout initiated by management in 1984. In 1993, we again went public and listed our common stock on the NYSE. In 1997, we sold all of our remaining traditional media operations (consisting of newspapers, television and radio companies) in order to focus all of our efforts on two business segments—Direct Marketing and Shoppers. See segment financial information in Note O “Business Segments” in the Notes to Consolidated Financial Statements.

Harte-Hanks provides public access to all reports filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the 1934 Act). These documents may be accessed free of charge on our website at the following address: http://www.harte-hanks.com. These documents are provided as soon as practical after they are filed with the SEC and may also be found at the SEC’s website at http://www.sec.gov. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and nominating and corporate governance committees. We will provide a printed copy of any of the aforementioned documents to any requesting stockholder.

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

In 2008, 2007 and 2006, Harte-Hanks Direct Marketing had revenues of $732.7 million, $732.5 million, and $709.7 million, respectively, which accounted for approximately 68%, 63%, and 60% of our total revenues, respectively.

Harte-Hanks Direct Marketing uses various capabilities and technologies as enablers to capture, analyze and disseminate customer and prospect data across all points of customer contact. With these data, we can help our clients identify, reach, influence and nurture their customers. We focus both on business-to-business and business-to-consumer environments, developing data-driven strategies for customer acquisition and retention, and execute on those strategies in an integrated fashion across media channels (direct mail, email, digital, and call center). Further, we help our clients measure their marketing and customer care campaigns, providing them with knowledge that can be applied now to refine campaigns, and delivering continuous improvement and innovation.

We help our clients understand their customers and prospects better through data-driven marketing so they can better grow these relationships to achieve lifetime value of each and increase ROI on marketing investments. Insight gained through this approach helps companies make more effective targeting decisions. Specifically, we help companies:

•	gain insight into target markets;

•	build better information about customers and prospects;

•	turn customer information into marketing strategy;

•	design effective communications;

•	deliver communications and manage contacts; and

•	provide data analysis, profiling, quality and reporting software and services.

Depending on client needs, we do this through specific offerings or by combining a number of our offerings from across our portfolio of businesses.

We offer a full complement of capabilities and resources to provide a broad range of marketing services and data management software, in media from direct mail to e-mail.

•

Agency & Creative Services. We help companies develop their marketing and communications materials with a growing body of creative executions in the retail, insurance and healthcare, pharmaceutical, banking, financial services, telecommunications, automotive, and other business sectors in both business and consumer markets. We can design and manage programs that measurably build customer loyalty, improve customer retention and drive sales.

•

Database Marketing Solutions. We have successfully delivered marketing database solutions for 35 years across various industries. We start with database design and development, move through the analytical and modeling stages and ultimately to recommendations for marketing programs. As a leader in the marketplace since 1968, Harte-Hanks provides a wide range of database marketing solutions to help a client see its customers in a single, comprehensive view, identify best customers, facilitate the execution of marketing programs, improve the ability to cross-sell and upsell, and receive reliable, ongoing measurement for easier evaluation of results.

•

Data Quality Software and Services with Trillium Software®. Our software has helped global customers more effectively analyze, enrich, cleanse and report on their product, financial and customer data as part of master data management, data governance, CRM, data warehousing and integration initiatives. With industry-leading Trillium Software System®, Global Locator™ geocoding product, and associated data governance services, business users can optimize data-based business processes and transactions, realize efficiencies, and enhance the accuracy of their master set of data—improving program results.

•

Digital Marketing. Our digital solutions integrate online services within the marketing mix and include: site development and design, e-mail marketing through our Postfuture® e-mail marketing solutions, e-commerce and interactive relationship management and a host of other services that support our core businesses.

•

Fulfillment and Contact Centers. We deliver teleservices and fulfillment operations in both consumer and business-to-business markets. We maintain teleservice workstations around the globe equipped for both inbound and outbound calls and e-mail and we are an experienced outsource partner for call and contact center operations. We also maintain fulfillment centers strategically located throughout the United States.

•

Mail Engineering and Logistics. These services include advanced mail optimization, logistics and transportation optimization, tracking, commingling, shrink wrapping and specialized mailings. We are the first provider of mail services to be certified by the United States Postal Service’s Mail Processing Total Quality Management program.

•

Personalized and Targeted Mail. As a full-service direct marketing provider and one of the largest mailing partners of the United States Postal Service (USPS®), our operational mandate is to ensure creativity and quality, provide an understanding of the options available in technologies and segmentation strategies and to capitalize on economies of scale with our variety of execution options. With facilities strategically placed nationwide, we are among the largest solo mailers in the country other than the U.S. government.

Customers

Direct marketing services are marketed to specific industries or markets with services and software products tailored to each industry or market. We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications. We currently provide direct marketing services to the retail, high-tech/telecom, financial services and pharmaceutical/healthcare vertical markets, in addition to a range of selected markets. The largest Direct Marketing client, measured in revenue, comprised 8% of total Direct Marketing revenues in 2008 and 5% of our total revenues in 2008. The largest 25 clients, measured in revenue, comprised 41% of total Direct Marketing revenues in 2008 and 28% of our total revenues in 2008.

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

Direct Marketing Facilities

Direct marketing services are provided at the following facilities, all of which are leased except as otherwise noted:

National Offices	Troy, Michigan
Austin, Texas	Wilkes-Barre, Pennsylvania
Baltimore, Maryland	Yardley, Pennsylvania
Billerica, Massachusetts
Bloomfield, Connecticut	National Markets Headquarters
Boston, Massachusetts	Cincinnati, Ohio
Cincinnati, Ohio
Deerfield Beach, Florida	International Offices
East Bridgewater, Massachusetts	Aldermaston, United Kingdom
Fort Worth, Texas	Böblingen, Germany
Fullerton, California	Bristol, United Kingdom
Glen Burnie, Maryland	Frenchs Forest (Sydney), Australia
Grand Prairie, Texas	Hasselt, Belgium – owned site
Jacksonville, Florida	Iasi, Romania
Lake Mary, Florida	Les Ulis, France
Langhorne, Pennsylvania	Madrid, Spain
New York, New York	Manila, Philippines
Ontario, California	Melbourne, Australia
Richardson, Texas	São Paulo, Brazil
San Diego, California	Theale, United Kingdom
Shawnee, Kansas	Uxbridge, United Kingdom
Texarkana, Texas

For more information please refer to Item 2, “ Properties”.

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

SHOPPERS

General

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications distributed free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com™ and TheFlyer.com™. These sites are online advertising portals, bringing buyers and sellers together through our online products, including local classifieds, business listings, coupons, special offers and Power Sites™. Power Sites are templated web sites for our customers, optimized to help small / medium sized business owners establish a web presence and improve their lead generation. During 2008, Shoppers formally changed the names of its print publications to PennySaverUSA.com (California) and TheFlyer.com (Florida).

As of December 31, 2008, Shoppers delivered over 12 million shopper packages in five major markets each week covering the greater Los Angeles market, the greater San Diego market, Northern California, South Florida and the greater Tampa market. Two editions of the shopper publication are delivered to approximately 230,000 households and businesses in South Orange County where both an “early” and “late” edition PennySaverUSA.com are published each week. Our California publications account for approximately 82% of Shoppers weekly circulation.

At December 31, 2008 Harte-Hanks published more than 1,000 individual shopper editions each week, distributed to zones with circulation of approximately 12,000 each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique distribution system gives large and small advertisers alike a cost-effective way to reach their target markets. We believe that our zoning capabilities and production technologies have enabled us to saturate and target areas in a number of ways including geographic, demographic, lifestyle, behavioral and language allowing our advertisers to effectively target their customers.

In 2008, 2007, and 2006, Harte-Hanks Shoppers had revenues of $350.1 million, $430.4 million, and $475.0 million, respectively, accounting for approximately 32%, 37%, and 40% of our total revenues, respectively.

As a result of the difficult economic environment in California and Florida, we curtailed more than 1.4 million of circulation from July 2008 to February of 2009. This consisted of approximately 850,000 of circulation in California and approximately 550,000 of circulation in Florida. After the February circulation curtailment, our Shoppers circulation will still reach approximately 11.5 million addresses each week. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Publications

The following table sets forth certain information with respect to Shoppers publications:

		December 31, 2008
Market	Publication Name	Circulation	Number of Zones
Greater Los Angeles	PennySaverUSA.com	5,653,000	504

Northern California	PennySaverUSA.com	2,390,000	194

Greater San Diego	PennySaverUSA.com	1,867,500	157

South Florida	TheFlyer.com	1,176,500	93

Greater Tampa	TheFlyer.com	1,057,000	72

Total		12,144,000	1,020

Our shopper publications contain classified and display advertising and are delivered by Standard Mail saturation. The typical shopper publication contains approximately 38 pages and is 7 by 9-1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers; "print and deliver" single-sheet inserts designed and printed by us, coupon books, preprinted inserts, and four-color glossy flyers printed by third party printers. In addition, our shoppers also provide advertising and other services online through our websites – PennySaverUSA.com and TheFlyer.com.

We have acquired, developed and applied innovative technology and customized equipment in the publication of our shoppers, contributing to efficiency and growth. A proprietary pagination system has made it possible for over a thousand weekly zoned editions to be designed, built and output direct-to-plate in a fully digital environment. Automating the production process saves on labor, newsprint, and overweight postage. This software also allows for better ad tracking, immediate checks on individual zone and ad status, and more on-time press starts with less manpower.

Customers

Shoppers serves both business and individual advertisers in a wide range of industries, including real estate, employment, automotive, retail, high-tech/telecom, financial services, and a number of other industries. The largest client, measured in revenue, comprised 2% of total Shoppers revenue in 2008 and 1% of our total revenue in 2008. The top 25 clients in terms of revenue comprised 17% of Shoppers revenues in 2008 and 5% of our total revenues in 2008.

Sales and Marketing

We maintain local Shoppers sales offices throughout our geographic markets and employ more than 500 commissioned sales representatives who develop both targeted and saturation advertising programs, both in print and online, for clients. The sales organization provides service to national, regional and local advertisers through its telemarketing departments and field sales representatives. Shoppers clients vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The weekly number of ads is primarily driven by residential customers whereas revenues are primarily driven by small and midsize businesses. We also focus our marketing efforts on larger national accounts by emphasizing our ability to deliver saturation advertising in defined zones, or even partial zones for inserts, in combination with advertising in the shopper publication.

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

Shoppers Facilities

Our shoppers are produced at owned or leased facilities in the markets they serve. At December 31, 2008. we had six production facilities – three in Southern California, one in Northern California, one in Southern Florida and one in Tampa, Florida – and approximately 30 sales offices. As a result of the Florida circulation reductions we will consolidate the Southern Florida production facility into the Tampa facility. We expect this consolidation to be completed by the end of the first quarter of 2009.

For more information please refer to Item 2, “Properties”.

Competition

Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast, satellite and cable television, other shoppers, the internet, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser, and the number of media alternatives in those markets. Failure to continually improve our current processes, advance and upgrade our technology applications and to develop new products and services in a timely and cost-effective manner could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services and geographic areas could adversely affect our growth. We believe that our production systems and technology, which enable us to publish separate editions in narrowly targeted zones, our local ad content, and our integrated online offering, allow us to compete effectively, particularly in large markets with high media fragmentation. However, our business results may be adversely impacted by competition. Please refer to Item 1A, “Risk Factors” for additional information regarding risks related to competition.

Seasonality

Our Shoppers business is somewhat seasonal in that revenues from the last two publication dates in December and first two to three publication dates in January each year are affected by a slowdown in advertising by businesses and individuals after the holidays. In general the second and third quarters are the highest revenue quarters for our Shoppers business. As a result of the ongoing economic difficulties in California and Florida, Shoppers revenues did not follow this general historical pattern in 2008 and 2007.

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

•

A significant number of states in the U.S. have passed versions of security breach notification laws, which generally require timely notifications to affected persons in the event of data security breaches or other unauthorized access to certain types of protected personal data.

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

As a result of increasing public awareness and interest in individual privacy rights and data security and environmental and other concerns regarding unsolicited marketing communications, federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products. Examples include data encryption standards, data breach notification requirements, consumer choice and consent restrictions and increased penalties against offending parties, among others. We anticipate that additional proposals will continue to be introduced in the future, some of which may be adopted. In addition, our business may be affected by the impact of these restrictions on our clients and their marketing activities. These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications. For example, many states have considered implementing do-not-mail legislation that could impact our Direct Marketing and Shoppers businesses and the businesses of our clients and customers. In addition, continued public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

We cannot predict the scope of any new legislation, regulations or industry guidelines or how courts may interpret existing and new laws. Additionally, enforcement priorities by governmental authorities may change and also impact our business. Compliance with regulations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with our compliance and we may be exposed to significant penalties, liabilities, reputational harm and loss of business in the event that we fail to comply. There could be a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations, the issuance of judicial or governmental interpretations, enforcement priorities of governmental agencies or a change in customs arising from public concern over consumer privacy and data security issues.

INTELLECTUAL PROPERTY RIGHTS

Our intellectual property assets include, for example, trademarks and service marks that identify our company and our products and services, software and other technology that we develop, our proprietary collections of data and intellectual property licensed from third parties, such as prospect list providers. We generally seek to protect our intellectual property through a combination of license agreements and trademark, service mark, copyright, patent and trade secret laws, and domain name registrations and enforcement procedures. We also enter into confidentiality agreements with many of our employees, vendors and clients and seek to limit access to and distribution of intellectual property and other proprietary information. We pursue the protection of our trademarks and other intellectual property in the United States and internationally.

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

EMPLOYEES

As of December 31, 2008, Harte-Hanks employed approximately 5,900 full-time employees and 400 part-time employees. Approximately 4,100 full-time and 200 part-time employees were in the Direct Marketing segment and 1,800 full-time and 200 part-time employees were in the Shoppers segment. A portion of our work force is provided to us through staffing companies. None of the work force is represented by labor unions. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (1933 Act) and Section 21E of the Securities Exchange Act of 1934 (1934 Act). Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including with regard to the negative performance trends in our Shoppers business and the adverse impact of the ongoing economic downturn in the United States and other economies on the marketing expenditures and activities of our Direct Marketing clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes.

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the SEC, including the factors discussed below in this Item 1A, “Risk Factors" and any updates thereto in our Forms 10-Q. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

The sizes of our competitors vary across market segments. Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins. Some of our competitors also may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale. Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new customers on favorable terms. Competitive pricing pressures tend to increase during an economic downturn, such as the current downturn in the United States and other economies, due to reduced marketing expenditures of many of our clients and prospects and the resulting impact on the competitive business environment for marketing service providers such as our company.

We must maintain technological competitiveness, continually improve our processes and develop and introduce new products and services in a timely and cost-effective manner.

We believe that our success depends on, among other things, maintaining technological competitiveness in our Direct Marketing and Shoppers products, processing functionality and software systems and services.

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

Our prospects depend in large part upon our ability to attract, train and retain experienced technical, client services, sales, consulting, research and development, marketing, administrative and management personnel. While the demand for personnel is dependent on employment levels, competitive factors and general economic conditions, qualified personnel historically have been in great demand. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position or operating results.

We have recently experienced, and may experience in the future, reduced demand for our products and services and increased bad debt expense because of general economic conditions, the financial conditions and marketing budgets of our clients and other factors that may impact the industry verticals that we serve.

Economic downturns often severely affect the marketing services industry. Recently, and in other previous economic downturns, our customers have responded, and may respond in the future, to weak economic conditions by reducing their marketing budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses. In addition, revenues from our Shoppers business are largely dependent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national, regional and international economies and business conditions. A lasting economic recession or downturn in the United States economy and the economies we operate in abroad, such as the current recession, could have material adverse effects on our business, financial position or operating results. Similarly, there may be industry or company-specific factors that negatively impact our clients and prospective clients or their industries and result in reduced demand for our products and services, client bankruptcies or other collection difficulties and bankruptcy preference actions to recover certain amounts previously paid to us by our clients. We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information about the adverse impact on our financial performance of the ongoing economic downturn in the United States and other economies.

Our Shoppers business is geographically concentrated and is subject to the California and Florida economies.

Our Shoppers business is concentrated geographically in California and Florida. An economic downturn in these states, such as the current downturn, or a large disaster, such as a flood, hurricane, earthquake or other disaster or condition that disables our facilities, immobilizes the USPS or causes a significant negative change in the economies of these regions, could have a material adverse effect on our business, financial position or operating results.

Our business plan requires us to effectively manage our costs. If we do not achieve our cost management objectives, our financial results could be adversely affected.

Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditures across our operations. To the extent that we do not effectively manage our costs, our financial results may be adversely affected in any economic climate and even more so during a prolonged recession, such as the ongoing economic downturn in the United States and other economies.

Privacy, security and other direct marketing regulatory requirements may prevent or impair our ability to offer our products and services.

We are subject to, or affected by, numerous laws, regulations and industry standards that regulate direct marketing activities, including those that address privacy, data security and unsolicited marketing communications. Please refer to the section above entitled, “U.S. and Foreign Government Regulations,” for additional information regarding some of these regulations.

As a result of increasing public awareness and interest in individual privacy rights and data security and environmental and other concerns regarding unsolicited marketing communications, federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products. Examples include data encryption standards, data breach notification requirements, consumer choice and consent restrictions and increased penalties against offending parties, among others. We anticipate that additional proposals will continue to be introduced in the future, some of which may be adopted. In addition, our business may be affected by the impact of these restrictions on our clients and their marketing activities. These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications. For example, many states have considered implementing do-not-mail legislation that could impact our Direct Marketing and Shoppers businesses and the businesses of our clients and customers. In addition, continued public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

We cannot predict the scope of any new legislation, regulations or industry guidelines or how courts may interpret existing and new laws. Additionally, enforcement priorities by governmental authorities may change and also impact our business. Compliance with regulations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with our compliance and we may be exposed to significant penalties, liabilities, reputational harm and loss of business in the event that we fail to comply. There could be a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations, the issuance of judicial or governmental interpretations, enforcement priorities of governmental agencies or a change in customs arising from public concern over consumer privacy and data security issues.

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

Newsprint prices have fluctuated in recent years. We maintain, on average, less than 45 days of paper inventory and do not purchase our paper pursuant to long-term paper contracts. Because we have a limited ability to protect ourselves from fluctuations in the price of paper or to pass increased costs along to our clients, these fluctuations could materially affect the results of our operations.

We are vulnerable to increases in postal rates and disruptions in postal services.

Our Shoppers and Direct Marketing services depend on the USPS to deliver products. Our shoppers are delivered by Standard Mail, and postage is the second largest expense, behind labor, in our Shoppers business. Standard postage rates increased in 2006 and 2008 and we expect them to increase again in May of 2009. Under the Postal Accountability and Enhancement Act of 2006, the USPS will file for a rate increase in February of each year, and this increase will take effect the following May. This increase will be capped at the average of the consumer price index from the previous December. The May 2009 increase will be capped at 3.8%. Overall Shoppers postage costs will be affected by these increases in postage rates. Postage rates also influence the demand for our Direct Marketing services even though the cost of mailings is typically borne by our clients and is not directly reflected in our revenues or expenses. Accordingly, future postal increases or disruptions in the operations of the USPS may have an adverse impact on us.

Our financial results could be negatively impacted by impairments of goodwill or other intangible assets with indefinite useful lives required by SFAS 142.

As of December 31, 2008, our goodwill and other intangibles, net, represented approximately $570.9 million out of our total assets of $913.6 million. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), we test goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and on an interim date should factors or indicators become apparent that would require an interim test. A downward revision in the fair value of either of our reporting units or any of the other intangible assets could result in impairments under SFAS 142 and additional non-cash charges. Any charge resulting from the application of SFAS 142 could have a significant negative effect on our reported net income. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies.

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

Interest rate movements in Europe and the United States can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents. Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically Eurodollar rates, due to their impact on interest related to our credit facilities. As of December 31, 2008, we had $270.6 million of debt outstanding, all of which was at variable interest rates. We manage a portion of our interest rate exposure by entering into an interest rate swap for a total notional amount of $150.0 million, resulting in a net amount of $120.6 million of variable-rate debt at December 31, 2008. The interest rate swap matures on September 30, 2009. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates. We also have exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position or operating results.

We could fail to adequately protect our intellectual property rights and may face claims for intellectual property infringement.

Our ability to compete effectively depends in part on the protection of our technology, products, services and brands through intellectual property right protections, including patents, copyrights, database rights, trade secrets, trademarks and domain name registrations and enforcement procedures. The extent to which such rights can be protected and enforced varies in different jurisdictions. There is also a risk of litigation relating to our use or future use of intellectual property rights of third parties. Third-party infringement claims and any related litigation against us could subject us to liability for damages, restrict us from using and providing our technologies, products or services or operating our business generally, or require changes to be made to our technologies, products and services. Please refer to the section above entitled, “Intellectual Property Rights,” for additional information regarding our intellectual property and associated risks.

Our international operations subject us to risks associated with operations outside the U.S.

Harte Hanks Direct Marketing conducts business outside of the United States. During 2008, approximately 9.5% of Harte Hanks Direct Marketing’s revenues were derived from businesses outside the United States, primarily Europe, Asia and South America. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

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

Fluctuation in our revenue and operating results and other factors may impact the volatility of our stock price.

The price at which our common stock has traded in recent years has fluctuated greatly and has declined significantly over that period of time. The price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:

•	the impact and duration of the ongoing economic downturn, overall strength of the United States and other economies and general market volatility;

•	variations in our operating results from period to period and variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•

unanticipated developments with client engagements or client demand, such as variations in the size, budget, or progress toward the completion of engagements, variability in the market demand for our services, client consolidations and the unanticipated termination of several major client engagements;

•	announcements of developments affecting our businesses;

•	competition and the operating results of our competitors; and

•	other factors discussed elsewhere in this Item 1A. “Risk Factors.”

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price.

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

Our headquarters are located in San Antonio, Texas and we occupy approximately 17,000 square feet of leased premises at that location. Our business is conducted in facilities worldwide containing aggregate space of approximately 3.7 million square feet. Approximately 3.5 million square feet are held under leases, which expire at dates through 2017. The balance of the properties, used in our Southern California Shoppers operations and Hasselt, Belgium Direct Marketing operations, are owned.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note K, “Commitments and Contingencies”, of the “Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE (symbol: HHS). The reported high and low quarterly sales price ranges for 2008 and 2007 were as follows:

	2008		2007
	High	Low	High	Low
First Quarter	17.96	13.06	28.78	25.81
Second Quarter	14.33	11.15	27.85	25.07
Third Quarter	13.12	9.93	26.67	19.62
Fourth Quarter	10.32	4.43	20.52	15.50

In 2008, quarterly dividends were paid at the rate of 7.5 cents per share. In 2007, quarterly dividends were paid at the rate of 7.0 cents per share.

We currently plan to pay a quarterly dividend of 7.5 cents per common share in each of the quarters in 2009, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

As of February 1, 2009 there are approximately 2,700 holders of record.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the fourth quarter of 2008:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – 31, 2008	—	$—	—	10,475,491
November 1 – 30, 2008	—	$—	—	10,475,491
December 1 – 31, 2008	1,147	$6.24	—	10,475,491

Total	1,147	$6.24	—

(1)	During the fourth quarter of 2008, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of December 31, 2008, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program.
(2)	Total number of shares purchased includes shares, if any, purchased as part of our publicly announced stock repurchase program, plus shares withheld to pay applicable withholding taxes and the exercise price related to stock options, and shares withheld to pay applicable withholding taxes related to the vesting of nonvested shares, pursuant to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan.

Comparison of Stockholder Returns

The material under this heading is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

The following graph compares the cumulative total return of our common stock during the period December 31, 2003 to December 31, 2008 with the Standard & Poor’s 500 Stock Index (S&P 500 Index) and with a peer group including Acxiom Corporation, Alliance Data Systems Corporation, Catalina Marketing Corporation, Choicepoint, Inc., Consolidated Graphics, Inc., Dun & Bradstreet Corporation, Equifax, Inc., Fair Isaac and Company, Incorporated, ICT Group, Inc., infoUSA, Inc., Interpublic Group of Companies, Inc., PC Mall, Inc., R.H. Donnelley Corporation, Source Interlink Companies, Inc., Sykes Enterprises, Incorporated, Teletech Holdings, Inc., Valassis Communications, Inc., ValueClick, Inc., and Viad Corp.

The S&P Index includes 500 United States companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The peer groups are also weighted by market capitalization.

The graph depicts the results of investing $100 in our common stock, the S&P 500 Index and the peer groups at closing prices on December 31, 2003, and assumes the reinvestment of dividends.

	Base Period Dec-03	Years Ending
		Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
Harte-Hanks, Inc.	100	120.25	123.05	130.34	82.43	30.61
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
New Peer Group	100	118.32	117.67	137.09	115.70	66.70

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K. The fiscal year financial information included in the table below for the years ended December 31, 2008, 2007, and 2006, respectively, is derived from audited financial statements contained in this Form 10-K. Information for the years ended December 31, 2005 and 2004 can be found in our previously filed Annual Reports on Form 10-K.

In thousands, except per share amounts	2008	2007	2006	2005	2004
Statement of Operations Data
Revenues	$1,082,821	$1,162,886	$1,184,688	$1,134,993	$1,030,461
Operating expenses
Labor, production and distribution	847,470	871,468	874,088	825,568	755,715
Advertising, selling, general and administrative	81,655	89,787	90,516	88,067	80,682
Depreciation	33,429	33,195	31,566	29,918	28,169
Intangible amortization	2,950	3,509	2,466	1,427	600

Total operating expenses	965,504	997,959	998,636	944,980	865,166

Operating income	117,317	164,927	186,052	190,013	165,295
Interest expense, net	13,823	12,453	6,102	1,760	679
Net Income	$62,741	$92,640	$111,792	$114,458	$97,568
Earnings per common share—diluted	$0.98	$1.26	$1.39	$1.34	$1.11
Cash dividends per common share	$0.30	$0.28	$0.24	$0.20	$0.16
Weighted-average common and common equivalent shares outstanding—diluted	64,104	73,703	80,646	85,406	87,806

Segment Data
Revenues
Direct Marketing	$732,740	$732,461	$709,728	$694,558	$641,214
Shoppers	350,081	430,425	474,960	440,435	389,247

Total revenues	$1,082,821	$1,162,886	$1,184,688	$1,134,993	$1,030,461

Operating income
Direct Marketing	$103,121	$108,796	$109,458	$108,095	$90,856
Shoppers	25,884	70,784	88,814	94,231	85,857
General corporate	(11,688)	(14,653)	(12,220)	(12,313)	(11,418)

Total operating income	$117,317	$164,927	$186,052	$190,013	$165,295

Capital expenditures	$19,947	$28,217	$33,708	$28,215	$35,146

Balance sheet data (at end of period)
Current assets	$241,203	$265,680	$279,975	$253,704	$250,497
Property, plant and equipment, net	97,433	112,354	116,591	112,911	113,770
Goodwill and other intangibles, net	570,866	564,522	568,795	519,419	460,238
Total assets	913,566	951,926	969,285	889,663	828,353
Total long-term debt	239,687	259,125	205,000	62,000	—
Total stockholders’ equity	$356,372	$408,512	$493,476	$561,346	$571,799

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2008, Harte-Hanks Direct Marketing had revenues of $732.7 million, which accounted for 68% of our total revenues. Direct Marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We believe that we are generally able to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients. We use various capabilities and technologies to enable our clients to capture, analyze and disseminate customer and prospect data across all points of customer contact. Specifically, we help companies:

•	gain insight into target markets;

•	build better information about customers and prospects;

•	turn customer information into marketing strategy;

•	design effective communications;

•	deliver communications and manage contacts; and

•	provide data analysis, profiling, quality and reporting software and services.

We offer a full complement of capabilities and resources, including:

•	agency and creative services;

•	database marketing solutions;

•	data quality software and services with Trillium Software;

•	digital marketing;

•	fullfillment and contact centers;

•	mail engineering and logistics; and

•	personalized and targeted mail.

Harte-Hanks Shoppers is North America's largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by standard mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. These sites are online advertising portals, bringing buyers and sellers together through our online products, including local classifieds, business listings, coupons, special offers and Power Sites. Power Sites are templated web sites for our customers, optimized to help small / medium sized business owners establish a web presence and improve their lead generation. During 2008, Shoppers formally changed the names of its print publications to PennySaverUSA.com (California) and TheFlyer.com (Florida). In 2008, our Shoppers segment had revenues of $350.1 million, which represented 32% of our total revenue.

At December 31, 2008, our Shoppers were zoned into more than 1,000 separate editions with total circulation of over 12 million in California and Florida each week. As a result of the difficult economic environment in California and Florida, we curtailed more than 1.4 million of unprofitable or marginal circulation from July 2008 to February of 2009. This consisted of approximately 850,000 of circulation in California and 550,000 of circulation in Florida. After the February circulation curtailment, our Shoppers circulation will still reach approximately 11.5 million addresses each week. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, Direct Marketing is affected by general national and international economic trends. Direct Marketing revenues are also affected by economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors. Our Shoppers operate in regional markets in California and Florida and are largely affected by the strength of the local economies.

Our principal operating expense items are labor, postage and transportation.

During the fourth quarter of 2008, our businesses continued to face challenging economic environments, which negatively impacted our financial performance. Marketing budgets are often more discretionary in nature and easier to reduce in the short-term than other expenses in response to weak economic conditions. Difficult economic conditions may also result in reduced demand for our products and services due to consolidation or, in some cases, bankruptcies of customers and prospective customers in the industry verticals that we serve, and these economic conditions may result in collection difficulties and bankruptcy preference actions to recover certain amounts previously paid to us by our clients.

Revenues from our Shoppers business are largely dependent on local advertising expenditures in the California and Florida geographies in which we operate. Such expenditures are substantially affected by the strength of the local economies in those markets. During the fourth quarter of 2008, the negative trends and economic conditions that we have seen throughout 2008 in California and Florida continued and deteriorated. These conditions were initially created by weakness in the real estate and associated financing markets and have spread across virtually all categories.

Direct Marketing revenues are dependent on, among other things, national, regional and international economies and business conditions. During the fourth quarter of 2008, the ongoing economic downturn in the United States and other economies continued to adversely impact the marketing expenditures and activities of our customers. What began in prior quarters as caution with spending plans became even more pronounced throughout the fourth quarter, resulting in significant reductions and delays in spending by clients in the face of extreme economic uncertainty.

Given the external environment, we face an uncertain revenue outlook for 2009, and believe that our financial performance will continue to be negatively impacted. As a result, we have taken actions, and plan to take further actions, designed to align our expense base and structure to the external economic environment facing our businesses. These actions have included further head count reductions, consolidating businesses and closing facilities, reductions of marginal Shoppers circulation, wage freezes, wage reductions (including salary reductions for all Harte-Hanks, Inc. officers), tighter management of capital spending, non-client travel restrictions and enhanced controls around accounts receivable and collections. Nevertheless, we cannot predict the impact of future economic conditions or the ultimate effectiveness and expenses associated with our efforts to address those economic conditions.

Results of Operations

Operating results were as follows:

In thousands except per share amounts	2008	% Change	2007	% Change	2006
Revenues	$1,082,821	-6.9	$1,162,886	-1.8	$1,184,688
Operating expenses	965,504	-3.3	997,959	-0.1	998,636

Operating income	$117,317	-28.9	$164,927	-11.4	$186,052

Net income	$62,741	-32.3	$92,640	-17.1	$111,792

Diluted earnings per share	$0.98	-22.2	$1.26	-9.4	$1.39

Year ended December 31, 2008 vs. Year ended December 31, 2007

Revenues

Consolidated revenues decreased 6.9%, to $1,082.8 million, in 2008 when compared to 2007. Our overall results reflect decreased revenues of 18.7% from our Shoppers segment, partially offset by a slight increase in revenues from our Direct Marketing segment. In Shoppers, the negative trends and economic conditions in California and Florida we saw in 2007 continued and deteriorated throughout 2008. In Direct Marketing, the overall economic climate in the second half of 2008, and more specifically, the financial market events that occurred in the fourth quarter of 2008, dramatically influenced business and consumer confidence and resulted in an immediate adverse impact on our Direct Marketing revenue.

Operating Expenses

Overall operating expenses decreased 3.3%, to $965.5 million, in 2008 compared to 2007. This year-over-year change includes $10.4 million of expense recognized in 2008 and $9.0 million of expense recognized in 2007 related to cost management actions described above, designed to align our expense base with reduced revenue levels. The overall decrease in operating expenses was driven by the $35.4 million, or 9.9%, decrease in Shoppers operating expenses. Shoppers results were impacted by cost cutting measures and the decline in Shoppers revenues, and included declines in labor, production costs and general and administrative costs. Direct Marketing operating expenses increased $6.0 million, or 1.0%, and general corporate expense decreased $3.0 million or 20.2%.

Net Income/Earnings Per Share

Net income decreased 32.3%, to $62.7 million, while diluted earnings per share were down 22.2%, to $0.98 per share, in 2008 when compared to 2007. The decrease in net income was a result of decreased operating income, primarily at Shoppers, and increased interest expense, partially offset by lower general corporate expense and a lower effective tax rate in 2008 when compared to 2007.

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

Operating Expenses

Overall operating expenses decreased 0.1%, to $998.0 million, in 2007 compared to 2006. This year-over-year change includes $9.0 million of restructuring and transition costs, including compensation costs recognized during the third quarter of 2007 associated with the retirement of former President and Chief Executive Officer Richard Hochhauser, severance in both businesses and approximately $1.0 million recognized in our Shoppers segment in the second quarter of 2007 related to the shut down of approximately 600,000 of unprofitable circulation at the end of June 2007. The remaining overall decrease in operating expenses was driven by decreased production and labor costs in Shoppers, attributable to the decline in Shoppers revenues. Direct Marketing operating expenses increased $23.4 million, or 3.9%, and general corporate expense increased $2.4 million or 19.9%, while Shoppers operating expenses decreased $26.5 million or 6.9%. Direct Marketing’s results were impacted by $2.4 million of operating expense recognized in the second quarter of 2006 as a result of the contract termination discussed above.

Net Income/Earnings Per Share

Net income decreased 17.1%, to $92.6 million, while diluted earnings per share were down 9.4%, to $1.26 per share, in 2007 when compared to 2006. The decrease in net income was a result of decreased operating income, increased interest expense, and a higher effective tax rate in 2007 when compared to 2006.

Direct Marketing

Direct Marketing operating results were as follows:

In thousands	2008	% Change	2007	% Change	2006
Revenues	$732,740	0.0	$732,461	3.2	$709,728
Operating expenses	629,619	1.0	623,665	3.9	600,270

Operating income	$103,121	-5.2	$108,796	-0.6	$109,458

Year ended December 31, 2008 vs. Year ended December 31, 2007

Revenues

Direct Marketing revenues increased $0.3 million, or less than 0.1%, in 2008 compared to 2007. Revenues increased 3.2% during the first nine months of 2008 and decreased 8.1% during the fourth quarter of 2008, compared to the same periods in 2007. The financial market events of the fourth quarter resulted in many of our clients reducing or canceling marketing projects.

In 2008, our high tech/telecom and select markets verticals both experienced double-digit revenue growth. High tech/telecom results were primarily driven by the acquisition of Mason Zimbler in January of 2008 and increases in various services to an existing high tech client. The select markets increase was due increased revenues from the automotive segment. Our retail vertical decreased in the low-single digits as a result of general economic conditions causing reduced consumer spending and the bankruptcy of several clients. The financial vertical was down in the high-single digits from decreases in retail banking and consumer finance businesses. Our pharma/healthcare vertical decreased double-digits primarily as the result of the healthcare segment within the vertical.

The acquisition of Mason Zimbler positively affected our revenues by approximately 1.0% in 2008 compared to 2007.

2009 revenues will depend on, among other factors, the impact and duration of the ongoing economic downturn and overall strength of the national and international economy and how successful we are at maintaining and growing business with existing clients, acquiring new clients and meeting client demands. We believe that in the long term an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment, and that our business will benefit as a result. Standard postage rates increased in 2006 and 2008 and we expect them to increase again in May of 2009. Postage rates influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. There is no assurance that future postal increases will not have an adverse impact on us.

Operating Expenses

Operating expenses increased $6.0 million, or 1.0%, in 2008 compared to 2007. The results were affected by approximately $5.8 million and $4.2 million of costs, primarily severance and lease termination costs, recognized in 2008 and 2007, respectively, as part of the restructuring and cost-cutting initiatives discussed above. Labor costs decreased $3.6 million, or 1.1%, in 2008 compared to 2007 due to headcount reductions and lower incentive compensation. This decrease was partially offset by a $2.1 million increase in severance. Production and distribution costs increased $11.1 million, or 5.2%, due to higher logistics-related transportation costs resulting from increased volumes and higher fuel costs for much of 2008. General and administrative expense decreased $0.9 million, or 1.7%, due primarily to decreased travel, recruiting and training costs. This decrease was partially offset by increased outside sales commissions and higher bad debt expense due to several customers experiencing financial difficulties. Depreciation and amortization expense decreased $0.7 million, or 2.4%, due to certain intangible assets and software becoming fully amortized.

The acquisition of Mason Zimbler also contributed to the increase in operating expenses in 2008 compared to 2007.

Direct Marketing’s largest cost components are labor and transportation costs. Labor costs are partially variable and tend to fluctuate with revenues and the demand for our Direct Marketing services. As a result of the negative economic trends in the second half of 2008, we have taken actions to adjust our expense base to reduced revenue levels. These actions, which will continue into the first quarter of 2009, include headcount reductions, wage freezes and wage reductions. We anticipate recording approximately $1.6 million in severance costs in the first quarter of 2009 associated with these actions, and expect to realize a positive impact on our 2009 labor costs as a result of these actions. Fuel costs have increased significantly in the last few years and were at historically high levels throughout much of 2008 before decreasing significantly in the fourth quarter of 2008. Future changes in fuel costs will continue to impact Direct Marketing’s total production costs and total operating expenses.

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

Shoppers

Shoppers operating results were as follows:

In thousands	2008	% Change	2007	% Change	2006
Revenues	$350,081	-18.7	$430,425	-9.4	$474,960
Operating expenses	324,197	-9.9	359,641	-6.9	386,146

Operating income	$25,884	-63.4	$70,784	-20.3	$88,814

Year ended December 31, 2008 vs. Year ended December 31, 2007

Revenues

Shoppers revenues decreased $80.3 million, or 18.7%, in 2008 compared to 2007. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of unprofitable circulation of approximately 600,000 that were initiated in June of 2007 and 250,000 that were initiated in July of 2008. The circulation that was curtailed in June of 2007 was in Northern and Southern California and represented approximately $3.0 million of revenue in 2007. The circulation that was curtailed in July of 2008 was in Northern California and South Florida and represented approximately $1.9 million of revenue in 2008 and $4.1 million of revenue in 2007. In response to the continued difficult economic environments in California and Florida we curtailed an additional 500,000 circulation in South and Central Florida towards the end of December of 2008 and 700,000 circulation in Northern and Southern California in February of 2009. These December of 2008 and February of 2009 circulation curtailments represented $14.6 million in revenue in 2008. At December 31, 2008 our Shoppers circulation reached more than 12 million addresses in California and Florida each week. After the February circulation shut down our Shoppers circulation will still reach approximately 11.5 million addresses each week. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Shoppers revenue decrease was slightly offset by the once every five to six year occurrence of one extra publication week in the fourth quarter of 2008. The 53rd week has historically been marginally profitable and in 2008 we believe it generated a small loss.

Operating Expenses

Operating expenses decreased $35.4 million, or 9.9%, in 2008 compared to 2007. This decrease was partially offset by approximately $4.1 million and $2.4 million of costs recognized in 2008 and 2007 related to the restructuring, consolidation and circulation shut downs described below. Total labor costs decreased $14.2 million, or 11.0%, as a result of reductions in our Shoppers workforce due to restructuring, consolidations and circulation curtailments. This decline was partially offset by increased severance costs of $1.9 million. Total production costs decreased $15.1 million, or 8.0%, due primarily to decreased paper costs resulting from circulation curtailments, a decline in ad placements and lower newsprint rates, decreased postage due to circulation curtailments and decreased distribution volumes, and decreased offload printing costs due to decreased print-and-deliver volumes. Total general and administrative costs decreased $6.5 million, or 20.0%, due primarily to lower promotion-related expense. Partially offsetting this decrease was a $1.8 million increase in bad debt expense due to several customers experiencing financial difficulties. Depreciation and amortization expense increased $0.3 million, or 3.8%, due to the acceleration of depreciation of assets related to the circulation curtailments and plant consolidation. The overall decline in operating expenses was slightly offset by incremental expenses associated with the 53rd week of publication in 2008.

Responding to the worsening economic environment, we have taken action to reduce costs in our Shoppers business. In 2008 and into the first quarter of 2009 we have curtailed over 1.4 million of unprofitable or marginal Shoppers circulation, representing $16.5 million of revenues and an operating loss of $2.3 million in 2008. The Florida circulation curtailment will allow us to consolidate two production facilities into one facility, which we expect to complete by the end of the first quarter of 2009. In addition, we implemented wage freezes in 2008 and wage reductions at the beginning of 2009. We anticipate recording approximately $2.3 million in additional costs related to these actions in the first quarter of 2009, primarily as a result of the Florida production consolidation.

Shoppers largest cost components are labor, postage and paper. Shoppers labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. We expect to realize a positive impact on our 2009 labor costs as a result of the headcount reductions and wage reductions described above. Standard postage rates increased in 2006 and 2008 and we expect them to increase again in May of 2009. This postage increase is expected to affect Shoppers postage costs in 2009. Paper prices were down for much of 2008 before increasing in the second half. We expect paper prices to increase approximately 10% in 2009 over our average 2008 prices, which will affect Shoppers production costs.

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

Operating Expenses

Operating expenses decreased $26.5 million, or 6.9%, in 2007 compared to 2006. This decrease was partially offset by approximately $2.4 million of costs recognized in 2007 related to the restructuring and circulation shut down described above. Total labor costs decreased $7.9 million, or 5.7%, due to lower sales commissions and lower incentive compensation related to the revenue decline. This decline was partially offset by severance costs throughout the Shoppers segment, and labor investments associated with the Shopper digital unit. Total production costs decreased $16.0 million, or 7.8%, due primarily to decreased paper costs resulting from the overall decline in revenues and the discontinuation of commercial printing operations in our Tampa facility, decreased offload printing costs due to decreased print-and-deliver volumes, and decreased postage costs due to a decline in distribution revenues. This decrease was partially offset by costs incurred to terminate several office leases related to the circulation reduction. Total general and administrative costs decreased $3.3 million, or 9.2%, due to lower promotion costs and lower employee expenses including travel, recruiting and training costs. Depreciation and amortization expense increased $0.7 million, or 8.4%, due to increased capital expenditures in recent years to support growth, a change in how we address our publications, and the accelerated depreciation of assets related to the circulation shut down.

General Corporate Expense

Year ended December 31, 2008 vs. Year ended December 31, 2007

General corporate expense decreased $3.0 million, or 20.2%, during 2008 compared to 2007. The decrease was primarily due to a $2.4 million decrease in labor due to $2.5 million of compensation costs recognized during the third quarter of 2007 associated with the retirement of former President and Chief Executive Officer Richard Hochhauser. The decrease in labor was partially offset by $0.5 million of severance costs recognized in 2008.

Year ended December 31, 2007 vs. Year ended December 31, 2006

General corporate expense increased $2.4 million, or 19.9%, during 2007 compared to 2006. The increase was primarily due to $2.5 million of compensation costs recognized during the third quarter of 2007 associated with the retirement of former President and Chief Executive Officer Richard Hochhauser.

Interest Expense

Interest expense increased $1.2 million, or 9.3%, in 2008 compared to 2007, and $6.7 million, or 105.1%, in 2007 compared to 2006. These increases were due to higher outstanding debt levels, primarily due to the repurchases of our common stock, than in the previous years. Our debt at December 31, 2008 and 2007 is described in Note C, “Long-Term Debt,” of the “Notes to Consolidated Financial Statements,” included herein.

Interest Income

Interest income decreased $0.2 million, or 29.9%, in 2008 compared to 2007 due to normal variances in cash levels and lower interest rates on investments. Interest income increased $0.3 million, or 133.3%, in 2007 compared to 2006 due to normal variances in cash levels and higher interest rates on investments.

Other Income and Expense

Other net expense for 2008 and 2007 primarily consists of currency transaction gains and losses, balance-based bank charges and stockholders’ expenses.

Income Taxes

Year ended December 31, 2008 vs. Year ended December 31, 2007

Income taxes decreased $19.7 million in 2008 compared to 2007 due to lower pretax income levels. The effective income tax rate for 2008 was 38.2% compared to 38.7% in 2007. The decrease in the effective tax rate from 2007 to 2008 was primarily the result of the recognition of certain tax benefits in the first quarter of 2008. The effective income tax rate calculated is higher than the federal statutory rate of 35% due to the addition of state taxes.

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

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2008, cash and cash equivalents were $30.2 million, increasing $7.3 million from cash and cash equivalents at December 31, 2007. This net increase was a result of net cash provided by operating activities of $116.7 million, offset by net cash used in investing activities of $28.3 million and net cash used in financing activities of $79.7 million.

Operating Activities

Net cash provided by operating activities in 2008 was $116.7 million, compared to $143.2 million in 2007. The $26.5 million year-over-year decrease was attributable to lower net income and changes within working capital assets and liabilities.

In 2008, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the fourth quarter of 2008 than in the fourth quarter of 2007. Days sales outstanding of approximately 58 days at December 31, 2008 compared to 60 days at December 31, 2007;

•	An increase in inventory due to timing and increasing prices in the fourth quarter of 2008;

•	A decrease in prepaid expenses and other current assets due to timing of payments;

•

A decrease in accounts payable due to overall lower operating expenses in the fourth quarter of 2008 than in the fourth quarter of 2007, lower insurance reserves at December 31, 2008 than at December 31, 2007, and a net overdraft cash balance of $8.4 million at December 31, 2007;

•

A decrease in accrued payroll and related expenses due to a payment of 2007 bonuses and lower accruals for bonus and commissions at December 31, 2008 than at December 31, 2007 due to 2008 revenue performance;

•	A decrease in customer deposits and unearned revenue due to timing of receipts; and

•	A decrease in income taxes payable due to the timing of quarterly estimated federal and state taxes payments and lower pretax income levels in 2008 than 2007.

Investing Activities

Net cash used in investing activities was $28.3 million in 2008, compared to $28.1 million in 2007. The difference is the result of the January 2008 acquisition of Mason Zimbler, offset by a $8.3 million decline in capital spending in 2008 compared to 2007.

Financing Activities

Net cash used in financing activities was $79.7 million in 2008 compared to net cash outflows of $130.8 million in 2007. The difference is attributable primarily to $107.2 million less spent on the repurchase of our common stock. This difference was partially offset by $42.6 million less net borrowing in 2008 than in 2007 and $12.5 million less proceeds related to the issuance of common stock in 2008 than in 2007.

Credit Facilities

On August 12, 2005, we entered into a five-year $125 million revolving credit facility (Revolving Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent. The Revolving Credit Facility allows us to obtain revolving credit loans. For each borrowing under the Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in the Revolving Credit Facility) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in the Revolving Credit Facility) ratio then in effect, and ranges from .315% to .60% per annum. There is a facility fee that we are also required to pay under the Revolving Credit Facility that is based on a rate applied to the total commitment amount under the Revolving Credit Facility, regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect.

On September 6, 2006, we entered into a five-year $200 million term loan facility (2006 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. On December 31, 2007, we began making the scheduled quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amounts
1 – 8	2.50% each
9 – 12	3.75% each
13 – 15	5.00% each
Maturity Date	Remaining Principal Balance

The 2006 Term Loan Facility matures on September 6, 2011. For each borrowing under the 2006 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2006 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2006 Term Loan Facility) then in effect, and ranges from .315% to .60% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the 2006 Term Loan Facility that is based on a facility fee rate applied to the outstanding principal balance owed under the 2006 Term Loan Facility. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the Term Loan Facility at any time without incurring any prepayment penalties. Once an amount has been prepaid, it may not be reborrowed.

On January 18, 2008, we entered into a six-month $50 million revolving credit facility (Bridge Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The Bridge Loan Facility had a maturity date of July 18, 2008 and would have allowed us to obtain revolving credit loans up to that date if it had not been terminated in March 2008.

On March 7, 2008, we terminated the Bridge Loan Facility and entered into a new four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. On March 31, 2009, we will begin making the scheduled quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amount
1 – 4	2.25% each
5 – 8	3.75% each
9 – 12	4.00% each
Maturity Date	Remaining Principal Balance

The 2008 Term Loan Facility matures on March 7, 2012. For each borrowing under the 2008 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2008 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2008 Term Loan Facility) then in effect, and ranges from .40% to .75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the 2008 Term Loan Facility that is based on a rate applied to the outstanding principal balance owed under the 2008 Term Loan Facility. The facility fee rate ranges from .10% to .25% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2008 Term Loan Facility at any time. Once an amount has been prepaid, it may not be reborrowed.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control prevent of default under existing agreements. As of December 31, 2008, we were in compliance with all of the covenants of our credit facilities.

In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt.

Contractual Obligations

Contractual obligations at December 31, 2008 are as follows:

In thousands,	Total	2009	2010	2011	2012	2013	Thereafter
Debt	$270,625	$30,938	$46,688	$133,000	$60,000	$–	$–
Interest on fixed-rate long-term debt	5,295	5,295	–	–	–	–	–
Operating leases	86,757	25,159	20,117	13,839	10,351	7,790	9,501
Deferred compensation liability	4,565	702	702	702	702	702	1,055
Unfunded pension plan benefit payments	17,662	841	1,243	1,274	1,387	1,472	11,445
Other long-term obligations	4,055	1,553	1,443	986	72	2	–

Total contractual cash obligations	$388,959	$64,488	$70,193	$149,801	$72,512	$9,966	$22,001

At December 31, 2008, we had letters of credit in the amount of $17.6 million. No amounts were drawn against these letters of credit at December 31, 2008. These letters of credit renew annually and exist to support insurance programs relating to workers’ compensation, automobile and general liability, and leases. We had no other off-balance sheet arrangements at December 31, 2008.

Dividends

We paid a quarterly dividend of 7.5 cents per common share and 7.0 cents per common share in each of the quarters in the years ended December 31, 2008 and 2007, respectively. We currently plan to pay a quarterly dividend of 7.5 cents per common share in each of the quarters in 2009, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

Share Repurchase

During 2008, we repurchased 4.9 million shares of our common stock for $76.6 million under our stock repurchase program, all of which was purchased during the first quarter of 2008. As of December 31, 2008, we have repurchased 63.9 million shares since the beginning of our January 1997 stock repurchase program. In January 2008, our Board authorized an additional 12.5 million shares under our stock repurchase program, bringing the total repurchase authorization to 74.4 million shares. Under this program, we had authorization to repurchase approximately 10.5 million additional shares at December 31, 2008.

Outlook

We consider such factors as current assets, current liabilities, total debt, revenues, operating income and cash flows from operations, investing activities and financing activities when assessing our liquidity. Our primary sources of liquidity have been cash and cash equivalents on hand and cash generated from operating activities. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing and financing requirements as they arise. Capital resources are also available from and provided through our Revolving Credit Facility, subject to the terms and conditions of that facility.

The amount of cash on hand and borrowings available under our Revolving Credit Facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, working capital changes, capital expenditures, tax payments, share repurchases, acquisitions and dividends.

Recent developments in the financial markets have increased our exposure to the possible liquidity and credit risks of counterparties to our Revolving Credit Facility. As of December 31, 2008, we had $125.0 million of unused borrowing capacity under our Revolving Credit Facility and we have not experienced any limitations to date on our ability to access this source of liquidity. Based on our current operational plans, we believe that our Revolving Credit Facility, together with cash provided by operating activities, will be sufficient to fund operations, anticipated capital expenditures, contributions to our pension plans, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next twelve months. Nevertheless, we cannot predict the impact on our business performance of the ongoing economic downturn in the United States and other economies. A lasting economic downturn or recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

Our Revolving Credit Facility matures in August 2010. If the ongoing disruptions in the credit markets continue for an extended period of time, we may be unable to obtain a replacement facility on acceptable terms or at all, or we may be unable to access funds under our Revolving Credit Facility because of counterparty risk or other factors. In that event, depending on our ability to generate sufficient cash flow from operations, our overall liquidity and ability to make payments on our indebtedness under our 2006 Term Loan Facility (which matures in September 2011) and our 2008 Term Loan Facility (which matures in March 2012) may be adversely impacted, and we may be required to seek one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise debt or equity capital. We cannot assure you that any of these actions could be affected on a timely basis or on satisfactory terms or at all. In addition, our existing debt agreements contain restrictive covenants which may prohibit us from adopting one or more of these alternatives.

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

Revenue from database design and development, market research, agency services, analytical services, and creative are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. In most cases, proportional performance is based on the ratio of direct costs incurred to total estimated costs where the costs incurred, primarily labor hours and outsourced services, represent a reasonable surrogate for output measures or contract performance. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provision for estimated contract losses, if any, is made in the period such losses are determined. Management estimates and judgments are used in connection with determining the revenue recognized in these instances. Should actual costs differ significantly from the original estimated costs, the timing of revenues and overall profitability of the contract could be impacted. For fixed fee market research revenue streams, revenue is recognized in proportion to the value of service provided based on output criteria. Contracts accounted for under the proportional performance method constituted less than 7.5% of total Direct Marketing revenue and less than 4.5% of our total revenue for the years ended December 31, 2008, 2007 and 2006.

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

As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple-element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., AICPA SOP 97-2 Software Revenue Recognition). If not, we apply the provisions of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). The provisions of EITF 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and objective and reliable evidence of the fair value of the undelivered element(s) exist(s). When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. This might impact the timing of revenue recognition, but would not change the total revenue recognized from the arrangement.

Shopper services are considered rendered, and the revenue recognized, when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the USPS.

Taxes collected from customers and remitted to governmental authorities are not reflected in our revenues or expenses.

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the minimum allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific clients’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. We recorded bad debt expense of $5.8 million, $3.5 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. Current economic conditions increase the difficulty and level of management judgement in setting the reserve. Given the significance of accounts receivable to the consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. Our deductible for individual healthcare claims is $0.2 million. Our deductible for workers’ compensation is $0.5 million. We have a $0.3 million deductible for automobile and general liability claims. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations. If ultimate losses were 10% higher than our estimate at December 31, 2008, net income would be impacted by approximately $0.8 million, net of taxes. The amount that earnings would be impacted is dependent on the claim year and our deductible levels for that plan year. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statement of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statement of Operations.

Goodwill

Goodwill is recorded to the extent that the purchase price exceeds the fair value of the identifiable net assets acquired in accordance with SFAS No. 141, Business Combinations (SFAS 141). Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is periodically tested for impairment.

We assess the impairment of our goodwill in accordance with SFAS 142, by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit. We have identified our reporting units as Direct Marketing and Shoppers. As quoted market prices are not available for our reporting units, estimated fair value is determined using projected discounted future cash flows based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Cash flow multiple models and our overall market capitalization are also considered when evaluating the fair value of our reporting units. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

Both the Direct Marketing and Shoppers segments were tested for impairment using November 30 as our valuation date. We have not recorded an impairment loss in any of the three years ended December 31, 2008. Significant estimates utilized in our discounted cash flow model include weighted-average cost of capital and the long-term rate of growth for each of our reporting segments. These estimates require management’s judgment. Any significant changes in key assumptions about our businesses and their prospects, or changes in market conditions, could have an impact on this annual analysis.

At December 31, 2008 and 2007, our goodwill balance was $552.9 million and $543.6 million, respectively. Based upon our analysis, the estimated fair values of our reporting units as of December 31, 2008 were in excess of the reporting units’ carrying values.

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards requires judgment, including in some cases estimating expected term, volatility and dividend yield. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from some of these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the years ended December 31, 2008, 2007 and 2006, we recorded total stock-based compensation expense of $5.8 million, $7.1 million and $7.4 million, respectively.

New Accounting Pronouncements

As discussed in Note A of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. Our adoption of SFAS 141R, Business Combinations, in 2009 will affect the way we account for acquisitions, including acquisition-related costs, contingencies and contingent consideration, and may also impact the amount of information we disclose about acquisitions.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective 30 – day rate) of 0.46% at December 31, 2008). The five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At December 31, 2008, we did not have any debt outstanding under the Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At December 31, 2008, our debt balance related to the 2006 Term Loan Facility was $170.6 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At December 31, 2008, our debt balance related to the 2008 Term Loan Facility was $100.0 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt.

Assuming the actual level of borrowing throughout 2008, and assuming a one percentage point change in the year’s average interest rates, it is estimated that our 2008 net income would have changed by approximately $0.9 million. Due to our interest rate swap, overall debt level at December 31, 2008, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Statement of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income, which is recorded in “Other, net” in our Statement of Operations. Transactions such as these amounted to $0.6 million in pre-tax currency transaction losses in 2008. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in the Consolidated Financial Statements beginning on page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Some of the information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2009 annual meeting of stockholders (2009 Proxy Statement), as indicated below. Our 2009 Proxy Statement will be filed with the SEC not later than 120 days after December 31, 2008. Because the 2009 Proxy Statement has not yet been finalized and filed, there may be certain discrepancies between the currently anticipated section headings specified below and the final section headings contained in the 2009 Proxy Statement.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item regarding our directors and executive officers will be set forth in our 2009 Proxy Statement under the caption “Directors and Executive Officers”, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2009 Proxy Statement under the caption “General Information—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (Code of Ethics), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2009 Proxy Statement under the caption “Corporate Governance,” which information is incorporated herein by reference.

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

Management Certifications

In accordance with the Sarbanes-Oxley Act of 2002 and SEC rules thereunder, our Chief Executive Officer and Chief Financial Officer have signed certifications under Sarbanes-Oxley Section 302, which have been filed as exhibits to this Form 10-K. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE under Section 303A.12(a) of the NYSE listing standards on May 17, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2009 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2009 Proxy Statement under the caption “Compensation Committee Report” is not deemed to be “filed” with the SEC or subject to the liabilities of the 1934 Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners, management and directors will be set forth in our 2009 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2009 Proxy Statement under the caption “Executive Compensation—Equity Compensation Plan Information at Year-End 2008,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The information required by this item regarding transactions with related persons, including our policies and procedures for the review, approval or ratification of related person transactions that are required to be disclosed under the SEC’s rules and regulations, will be set forth in our 2009 Proxy Statement under the caption “Corporate Governance—Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2009 Proxy Statement under the caption “Corporate Governance—Independence of Directors,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2009 Proxy Statement under the caption “Audit Committee and Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1)	Financial Statements

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
Larry Franklin
President and Chief Executive Officer

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry Franklin	/s/ Douglas Shepard
Larry Franklin	Douglas Shepard
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: March 2, 2009	Date: March 2, 2009

/s/ Jessica Huff	/s/ William K. Gayden
Jessica Huff	William K. Gayden, Director
Vice President, Finance and Chief Accounting Officer	Date: March 2, 2009
Date: March 2, 2009

/s/ Houston H. Harte	/s/ Christopher M. Harte
Houston H. Harte, Vice Chairman	Christopher M. Harte, Director
Date: March 2, 2009	Date: March 2, 2009

/s/ David L. Copeland	/s/ Judy C. Odom
David L. Copeland, Director	Judy C. Odom, Director
Date: March 2, 2009	Date: March 2, 2009

/s/ William F. Farley	/s/ Karen A. Puckett
William F. Farley, Director	Karen A. Puckett, Director
Date: March 2, 2009	Date: March 2, 2009

Harte-Hanks, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2008

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December  31, 2008

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harte-Hanks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas

February 27, 2009

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

We are also responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

Our control environment is the foundation for our system of internal control over financial reporting. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures that are reviewed, modified and improved as changes occur in business conditions and operations.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we concluded that internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included on page F-4 of this Form 10-K.

March 2, 2009

/s/ Larry Franklin
Larry Franklin
President and Chief Executive Officer

/s/ Douglas Shepard
Douglas Shepard
Executive Vice President and Chief Financial Officer

/s/ Jessica Huff
Jessica Huff
Vice President, Finance and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited Harte-Hanks, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harte-Hanks, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas

February 27, 2009

Harte-Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$30,161	$22,847
Accounts receivable (less allowance for doubtful accounts of $4,191 in 2008 and $3,556 in 2007)	169,418	199,222
Inventory	7,481	6,007
Prepaid expenses	14,169	15,473
Deferred income tax asset	13,000	12,628
Other current assets	6,974	9,503

Total current assets	241,203	265,680

Property, plant and equipment
Land	3,347	3,376
Buildings and improvements	38,972	39,783
Software	90,938	98,089
Equipment and furniture	189,784	196,687

	323,041	337,935
Less accumulated depreciation and amortization	(231,197)	(229,190)

	91,844	108,745
Software development and equipment installations in progress	5,589	3,609

Net property, plant and equipment	97,433	112,354

Intangible and other assets
Goodwill, net	552,877	543,583
Other intangible assets (less accumulated amortization of $12,241 in 2008 and $10,235 in 2007)	17,989	20,939
Other assets	4,064	9,370

Total intangible and other assets	574,930	573,892

Total assets	$913,566	$951,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$30,938	$–
Accounts payable	48,182	67,167
Accrued payroll and related expenses	22,177	26,443
Customer deposits and deferred revenue	58,227	61,988
Income taxes payable	9,128	12,482
Other current liabilities	19,083	12,028

Total current liabilities	187,735	180,108

Long-term debt	239,687	259,125
Other long-term liabilities (including deferred income taxes of $65,723 in 2008 and $66,060 in 2007)	129,772	104,181

Total liabilities	557,194	543,414

Stockholders’ equity
Common stock, $1 par value, authorized: 250,000,000 shares
Issued 2008: 118,085,480; Issued 2007: 117,692,688 shares	118,085	117,693
Additional paid-in capital	331,227	323,182
Retained earnings	1,189,376	1,145,736
Less treasury stock, 2008: 54,672,070; 2007: 49,756,675 shares at cost	(1,236,581)	(1,160,205)
Accumulated other comprehensive loss	(45,735)	(17,894)

Total stockholders’ equity	356,372	408,512

Total liabilities and stockholders’ equity	$913,566	$951,926

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Operations

	Year Ended December 31,
In thousands, except per share amounts	2008	2007	2006
Operating revenues	$1,082,821	$1,162,886	$1,184,688
Operating expenses
Labor	448,769	468,675	440,496
Production and distribution	398,701	402,793	433,592
Advertising, selling, general and administrative	81,655	89,787	90,516
Depreciation	33,429	33,195	31,566
Intangible amortization	2,950	3,509	2,466

Total operating expenses	965,504	997,959	998,636

Operating income	117,317	164,927	186,052
Other expenses (income)
Interest expense	14,201	12,992	6,333
Interest income	(378)	(539)	(231)
Other, net	1,925	1,337	702

	15,748	13,790	6,804

Income before income taxes	101,569	151,137	179,248
Income tax expense	38,828	58,497	67,456

Net income	$62,741	$92,640	$111,792

Basic earnings per common share	$0.98	$1.28	$1.41

Weighted-average common shares outstanding	63,933	72,524	79,049

Diluted earnings per common share	$0.98	$1.26	$1.39

Weighted-average common and common equivalent shares outstanding	64,104	73,703	80,646

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2008	2007	2006
Cash Flows from Operating Activities
Net income	$62,741	$92,640	$111,792
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	33,429	33,195	31,566
Intangible amortization	2,950	3,509	2,466
Stock-based compensation	5,827	7,067	7,434
Excess tax benefits from stock-based compensation	(342)	(2,455)	(2,950)
Deferred income taxes	13,529	8,631	6,716
Other, net	192	556	1,577
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable, net	31,477	(10,251)	(460)
(Increase) decrease in inventory	(1,474)	1,949	23
Decrease (increase) in prepaid expenses and other current assets	4,063	2,010	(4,180)
(Decrease) increase in accounts payable	(21,548)	8,314	1,916
(Decrease) increase in other accrued expenses and other liabilities	(16,034)	2,221	(4,750)
Other, net	1,891	(4,171)	(4,779)

Net cash provided by operating activities	116,701	143,215	146,371

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(8,688)	–	(53,931)
Purchases of property, plant and equipment	(19,947)	(28,217)	(33,708)
Proceeds from the sale of property, plant and equipment	339	120	877

Net cash used in investing activities	(28,296)	(28,097)	(86,762)

Cash Flows from Financing Activities
Borrowings	197,000	123,000	342,000
Payments on borrowings	(185,500)	(68,875)	(199,000)
Issuance of common stock	4,203	16,747	12,736
Excess tax benefits from stock-based compensation	342	2,455	2,950
Purchase of treasury stock	(76,649)	(183,867)	(186,003)
Dividends paid	(19,101)	(20,299)	(18,902)

Net cash used in financing activities	(79,705)	(130,839)	(46,219)

Effect of exchange rate changes on cash and cash equivalents	(1,386)	298	319
Net increase (decrease) in cash and cash equivalents	7,314	(15,423)	13,709
Cash and cash equivalents at beginning of year	22,847	38,270	24,561

Cash and cash equivalents at end of year	$30,161	$22,847	$38,270

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity and Comprehensive Income

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2005	$115,453	$269,865	$980,505	$(782,495)	$(21,982)	$561,346

Common stock issued — employee stock purchase plan	201	4,277	–	–	–	4,478
Exercise of stock options	843	9,679	–	(6,293)	–	4,229
Net tax effect of stock options	–	3,769	–	–	–	3,769
Stock-based compensation	–	7,941	–	–	–	7,941
Dividends paid ($0.24 per share)	–	–	(18,902)	–	–	(18,902)
Treasury stock issued	–	24	–	166	–	190
Treasury stock repurchased	–	–	–	(186,003)	–	(186,003)
Comprehensive income, net of tax:
Net income	–	–	111,792	–	–	111,792
Adjustment for minimum pension liability (net of tax expense of $16,297)	–	–	–	–	24,909	24,909
Foreign currency translation adjustment	–	–	–	–	1,290	1,290

Total comprehensive income						137,991

Adjustment to initially adopt SFAS 158 (net of tax benefit of $14,108)	–	–	–	–	(21,563)	(21,563)

Balance at December 31, 2006	$116,497	$295,555	$1,073,395	$(974,625)	$(17,346)	$493,476

Common stock issued — employee stock purchase plan	213	3,851	–	–	–	4,064
Exercise of stock options	983	13,163	–	(1,892)	–	12,254
Net tax effect of stock options	–	3,554	–	–	–	3,554
Stock-based compensation	–	7,057	–	–	–	7,057
Dividends paid ($0.28 per share)	–	–	(20,299)	–	–	(20,299)
Treasury stock issued	–	2	–	179	–	181
Treasury stock repurchased	–	–	–	(183,867)	–	(183,867)
Comprehensive income, net of tax:
Net income	–	–	92,640	–	–	92,640
Adjustment to pension liability net of tax benefit of $595)	–	–	–	–	(484)	(484)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $1,038)	–	–	–	–	(1,557)	(1,557)
Foreign currency translation adjustment	–	–	–	–	1,493	1,493

Total comprehensive income	–	–	–	–	–	92,092

Balance at December 31, 2007	$117,693	$323,182	$1,145,736	$(1,160,205)	$(17,894)	$408,512

Common stock issued — employee stock purchase plan	298	2,639	–	–	–	2,937
Exercise of stock options and release of nonvested shares	94	1,267	–	(49)	–	1,312
Net tax effect of stock options and nonvested shares	–	(1,550)	–	–	–	(1,550)
Stock-based compensation	–	5,827	–	–	–	5,827
Dividends paid ($0.30 per share)	–	–	(19,101)	–	–	(19,101)
Treasury stock issued	–	(138)	–	322	–	184
Treasury stock repurchased	–	–	–	(76,649)	–	(76,649)
Comprehensive income, net of tax:
Net income	–	–	62,741	–	–	62,741
Adjustment to pension liability (net of tax benefit of $15,259)	–	–	–	–	(22,886)	(22,886)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $762)	–	–	–	–	(1,146)	(1,146)
Foreign currency translation adjustment	–	–	–	–	(3,809)	(3,809)

Total comprehensive income	–	–	–	–	–	34,900

Balance at December 31, 2008	$118,085	$331,227	$1,189,376	$(1,236,581)	$(45,735)	$356,372

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results and outcomes could differ from those estimates and assumptions. On an ongoing basis management reviews its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.

Operating Expense Presentation in Consolidated Statement of Operations

The “Labor” line in the Consolidated Statements of Operations includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling and general administrative” lines do not include labor, depreciation or amortization.

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

Revenue from database design and development, market research, agency services, analytical services, and creative are typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. In most cases, proportional performance is based on the ratio of direct costs incurred to total estimated costs where the costs incurred, primarily labor hours and outsourced services, represent a reasonable surrogate for output measures or contract performance. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provision for estimated contract losses, if any, is made in the period such losses are determined. Management estimates and judgments are used in connection with determining revenue recognized in these instances. Should actual costs differ significantly from the original estimated costs, the timing of revenues and overall profitability of the contract could be impacted. For fixed fee market research revenue streams, revenue is recognized in proportion to the value of service provided based on output criteria.

Contracts accounted for under the proportional performance method constituted less than 7.5% of total Direct Marketing revenue and less than 4.5% of our total revenue for the years ended December 31, 2008, 2007 and 2006.

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

As described above, sometimes our customer arrangements have multiple deliverables, including service elements. Generally, our multiple-element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., AICPA SOP 97-2 Software Revenue Recognition). If not, we apply the provisions of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue

Arrangements with Multiple Deliverables (EITF 00-21). The provisions of EITF 00-21 require us to unbundle multiple element arrangements into separate units of accounting when the delivered element(s) has stand-alone value and objective and reliable evidence of the fair value of the undelivered element(s) exist(s). When we are able to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to each unit. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the accounting policies described above to the entire arrangement. This might impact the timing of revenue recognition, but would not change the total revenue recognized from the arrangement.

Shoppers services are considered rendered, and the revenue recognized, when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the United States Postal Service.

Taxes collected from customers and remitted to governmental authorities are not reflected in our revenues or expenses.

Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less at the time of purchase are considered to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At December 31, 2007, we reclassified $8.4 million from cash equivalents to accounts payable due to net book overdraft cash positions at certain banks. We did no such reclassification at December 31, 2008 as we did not have any net book overdraft cash positions at that date.

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

	Year Ended December 31,
In thousands	2008	2007	2006
Balance at beginning of year	$3,556	$3,928	$3,832
Additions charged to expense	5,793	3,483	2,491
Amounts charged against the allowance, net of recoveries	5,158	3,855	2,395

Balance at end of year	$4,191	$3,556	$3,928

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), long-lived assets such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded an impairment loss of $0.5 million in the third quarter of 2006 in anticipation of the sale of a Direct Marketing print operation that occurred in October 2006. We did not record an impairment on long-lived assets in 2008 or 2007.

Goodwill and Other Intangibles

Goodwill and other intangibles are recorded in accordance with SFAS No. 141, Business Combinations (SFAS 141). Goodwill is recorded to the extent that the purchase price exceeds the fair value of the identifiable net assets acquired. Other intangibles with definite and indefinite useful lives are recorded at fair value at the date of the acquisition. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and other intangibles with indefinite useful lives were tested for impairment using November 30 as our valuation date. Fair value of our reporting units and other intangibles with indefinite useful lives has been determined using discounted cash flow methodology. Our overall market capitalization was also considered when evaluating the fair value of our reporting units. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144. We have determined that no impairment of goodwill or other intangibles existed in any of the three years ended December 31, 2008.

Income Taxes

Income taxes are calculated using the asset and liability method required by SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred income taxes are recognized for the tax consequences resulting from temporary differences by applying enacted statutory tax rates applicable to future years. These temporary differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Under SFAS 109, a statutory change in tax rates will be recognized immediately in deferred taxes and income.

Earnings Per Share

Basic earnings per common share are based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are based upon the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents are calculated based on the assumed exercise of stock options and vesting of nonvested shares using the treasury stock method.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123, as revised, Share-Based Payment (SFAS 123R). SFAS 123R requires that all share-based awards be recognized as operating expense, based on their fair values on the date of grant, over the requisite service period, in the Consolidated Statement of Operations.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. Our deductible for individual healthcare claims is $0.2 million. Our deductible for workers’ compensation is $0.5 million. We have a $0.3 million deductible for automobile and general liability claims. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the "Advertising, selling, general and administrative" line of our Consolidated Statement of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statement of Operations.

Accounting for Derivative Instruments and Hedging Activities

We use derivative instruments to manage the risk of changes in prevailing interest rates adversely affecting future cash flows associated with our credit facilities. The derivative instrument used to manage such risk is the interest rate swap. We account for interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). We have designated our interest rate swap as a cash flow hedge. As such, we report the fair value of the swap as an asset or liability on our balance sheet. The effective portion of changes in the fair value of the swap is recorded in other comprehensive loss and is recognized as a component of interest expense in the Statement of Operations when the hedged item affects results of operations. Any hedge ineffectiveness is recorded as interest expense. Cash flows from derivatives accounted for as cash flow hedges are reported as cash flow from operating activities, in the same category as the cash flows from the items being hedged.

Foreign Currencies

In most instances the functional currencies of our foreign operations are the local currencies. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during a given month. Translation adjustments resulting from this process are charged or credited to other comprehensive loss.

Recent Accounting Pronouncements

We adopted the provisions of SFAS No. 157, Fair Value Measurements, (SFAS 157) relating to financial assets and liabilities on January 1, 2008. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the provisions of SFAS 157 relating to financial assets and liabilities did not have a significant impact on our consolidated financial statements. New disclosures required by SFAS 157 are included in Note D, Interest Rate Risk. The adoption of the non-financial assets and non-financial liabilities provisions of SFAS 157 on January 1, 2009 are not expected to have a significant impact on our consolidated financial statements.

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

In December 2007, the FASB revised SFAS No. 141. The revised SFAS No. 141 (SFAS 141R) establishes principles and requirements for how an acquiring company:

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

SFAS 141R requires an acquiring company to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Under SFAS 141, acquisition-related costs were included in the total costs of the acquisition that were allocated to the assets acquired and the liabilities assumed. Under SFAS 141R, these acquisition-related costs will be expensed in the period in which they occur. SFAS 141R requires an acquiring company to recognize contingencies as assets or liabilities at fair value as of the acquisition date. SFAS 141 permitted deferred recognition of preacquisition contingencies until certain recognition criteria were met. Under SFAS 141, contingent consideration usually was not recognized until the contingency was resolved, in which case an adjustment was made to goodwill. SFAS 141R requires an acquiring company to recognize contingent consideration at fair value as of the acquisition date. SFAS 141R is effective for us beginning January 1, 2009. Our adoption of SFAS 141R will affect the way we account for acquisitions, including acquisition-related costs, contingencies and contingent consideration. Our adoption of SFAS 141R may also impact the amount of information we disclose about acquisitions.

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

Note B – Acquisitions

In January 2008, we acquired Mason Zimbler Limited, a full-service integrated digital marketing agency specializing in the technology sector. With offices in Bristol, UK and Reading, UK, Mason Zimbler provides technology companies with a full range of integrated digital marketing services, including direct marketing, advertising and branding, incorporating Web site development, e-mail lead generation, viral, channel incentive programs, media planning and buying, research and other services. Goodwill of $9.8 million has been recognized in this transaction and assigned to the Direct Marketing segment. No other intangible assets were recognized in this transaction.

In September 2006, we acquired Aberdeen, a provider of technology market research, intelligence, and demand generation services located in Boston, Massachusetts. Aberdeen offers market information and services through research channels, and prepares reports based on primary research and benchmarking data from more than 25,000 companies. We believe this acquisition has provided synergy opportunities with our CI Technology Database, which now tracks technology infrastructure, business profiles and technology purchase plans at 680,000 locations in North America, South America and Europe – expanding their base globally for research. The results of Aberdeen’s reports on current marketplace experiences and trends are used to generate qualified leads by its clients, and we believe this intelligence assists our clients in their own marketing efforts. Goodwill of $32.3 million, other intangible assets not subject to amortization of $5.0 million, and other intangible assets subject to amortization of $4.3 million have been recognized in this transaction and assigned to the Direct Marketing segment.

In July 2006, we acquired Global Address, a provider of global postal address data quality software and services incorporating standards for more than 230 nations and territories worldwide. Global Address, located in Bristol, UK, and with additional operations in Mountain View, CA, focuses on international address data, and has provided key components of Harte-Hanks Global Data Management, one of our data services offerings. We continue to integrate elements of Global Address into our existing international offerings, among them Global Data Management and our Trillium Software data quality solutions, while continuing to support stand-alone Global Address products and services in the marketplace. The total amount of goodwill recognized in this transaction was $8.1 million and was assigned to the Direct Marketing segment. No other intangible assets were recognized in this transaction.

In June 2006, we acquired StepDot Software GmbH of Germany and integrated it into our Trillium Software operations. Based in Böblingen, Germany, StepDot was a value-added reseller specializing in data quality and integration solutions for Harte-Hanks since 2002. The acquisition provided us with a more strategic presence in Central Europe and Germany. The total amount of goodwill recognized in this transaction was $0.4 million and was assigned to the Direct Marketing segment. No other intangible assets were recognized in this transaction.

In April 2006, we acquired certain assets of PrintSmart, Inc., a full-service print-on-demand provider located in East Bridgewater, Massachusetts, in an effort to expand and enhance our digital printing capabilities. No goodwill was recognized in this transaction. Other intangible assets recognized in this transaction which are subject to amortization, relating to a service contract, totaled approximately $1.0 million and were assigned to the Direct Marketing segment.

The total cost of acquisitions in 2008 and 2006 was $8.7 million and $53.9 million, respectively, and all were paid in cash. The operating results of these acquisitions have been included in the accompanying Consolidated Financial Statements from the date of the acquisitions. We did not make any acquisitions in 2007.

We have not disclosed proforma amounts including the operating results of these acquisitions as they are not considered material.

Note C – Long-Term Debt

Our long-term debt obligations at year-end were as follows:

	December 31,
In thousands	2008	2007
Revolving Credit Facility, various interest rates based on Eurodollar due August 12, 2010	$–	$69,000
2006 Term Loan Facility, various interest rates based on Eurodollar (effective rate of 0.46% at December 31, 2008), due September 6, 2011	170,625	190,125
2008 Term Loan Facility, various interest rates based on Eurodollar (effective rate of 0.46% at December 31, 2008), due March 7, 2012	100,000	–

Total debt	270,625	259,125
Less current maturities	30,938	–

Total long-term debt	$239,687	$259,125

The carrying values and estimated fair values of our outstanding debt at year-end were as follows:

	2008		2007
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$270,625	$251,534	$259,125	$259,125

The fair value of our total debt is estimated based on the current rates proposed to us for debt of the same remaining maturity and characteristics.

Credit Facilities

On August 12, 2005, we entered into a five-year $125 million revolving credit facility (Revolving Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent. The Revolving Credit Facility allows us to obtain revolving credit loans. For each borrowing under the Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in the Revolving Credit Facility) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in the Revolving Credit Facility) ratio then in effect, and ranges from .315% to .60% per annum. There is a facility fee that we are also required to pay under the Revolving Credit Facility that is based on a rate applied to the total commitment amount under the Revolving Credit Facility, regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect.

On September 6, 2006, we entered into a five-year $200 million term loan facility (2006 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. On December 31, 2007 we began making the scheduled quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amounts
1 – 8	2.50% each
9 – 12	3.75% each
13 – 15	5.00% each
Maturity Date	Remaining Principal Balance

The Term Loan Facility matures on September 6, 2011. For each borrowing under the 2006 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2006 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2006 Term Loan Facility) then in effect, and ranges from .315% to .60% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the 2006 Term Loan Facility that is based on a facility fee rate applied to the outstanding principal balance owed under the 2006 Term Loan Facility. The facility fee rate ranges from ..085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the Term Loan Facility at any time without incurring any prepayment penalties. Once an amount has been prepaid, it may not be reborrowed.

On January 18, 2008, we entered into a six-month $50 million revolving credit facility (Bridge Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The Bridge Loan Facility had a maturity date of July 18, 2008 and would have allowed us to obtain revolving credit loans up to that date if it had not been terminated in March 2008.

On March 7, 2008, we terminated the Bridge Loan Facility and entered into a new four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. On March 31, 2009, we will begin making the scheduled quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amount
1 – 4	2.25% each
5 – 8	3.75% each
9 – 12	4.00% each
Maturity Date	Remaining Principal Balance

The 2008 Term Loan Facility matures on March 7, 2012. For each borrowing under the 2008 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2008 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2008 Term Loan Facility) then in effect, and ranges from .40% to .75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the 2008 Term Loan Facility that is based on a rate applied to the outstanding principal balance owed under the 2008 Term Loan Facility. The facility fee rate ranges from .10% to ..25% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2008 Term Loan Facility at any time. Once an amount has been prepaid, it may not be reborrowed.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control prevent of default under existing agreements. As of December 31, 2008, we were in compliance with all of the covenants of our credit facilities.

The future minimum principal payments related to our debt at December 31, 2008 are as follows:

In thousands
2009	$30,938
2010	46,688
2011	133,000
2012	60,000

$270,625

Cash payments for interest were $14.4 million, $13.2 million, and $6.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

We account for interest rate swaps in accordance with SFAS 133. We have designated our interest rate swap as a cash flow hedge. For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded in other comprehensive loss and is recognized as a component of interest expense in the Statement of Operations when the hedged item affects results of operations. On a quarterly basis, we assess the ineffectiveness of the hedging relationship, and any gains or losses related to the ineffectiveness are recorded as interest expense in our Statement of Operations. We do not expect the ineffectiveness related to our current hedging activity to be material to our financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.

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

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changes the variable-rate cash flow exposure on the $150.0 million notional amount to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we receive London Interbank Offered Rate (LIBOR) based variable interest rate payments and make fixed-interest rate payments, thereby creating fixed-rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 Revolving Credit Facility and 2006 Term Loan Facility. As such, we report the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value is determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). At December 31, 2008 this swap is recorded at fair value as a $4.5 million liability. We recognized into earnings losses of $2.7 million for the year ended December 31, 2008, that were related to the swap and previously reported in other comprehensive loss. We expect losses of $4.5 million to be reclassified into earnings over the next twelve months related to the swap and currently reported in other comprehensive loss. The amount ultimately realized, however, could differ as interest rates change.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table provides additional detail of the fair value of our swap liability at December 31, 2008 by level within the SFAS 157 fair value measurement hierarchy, as required by SFAS 157:

In thousands	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$4,502	$–	$4,502	$–

Total	$4,502	$–	$4,502	$–

Note E – Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2008	2007	2006
Current
Federal	$19,502	$39,855	$49,958
State and local	4,153	8,719	10,349
Foreign	1,644	1,292	433

Total current	$25,299	$49,866	$60,740

Deferred
Federal	$11,703	$8,145	$5,487
State and local	1,555	609	891
Foreign	271	(123)	338

Total deferred	$13,529	$8,631	$6,716

Total income tax expense	$38,828	$58,497	$67,456

The United States and foreign components of income before income taxes were as follows:

	Year Ended December 31,
In thousands	2008	2007	2006
United States	$95,826	$148,291	$176,777
Foreign	5,743	2,846	2,471

Total income before income taxes	$101,569	$151,137	$179,248

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2008		2007		2006
Computed expected income tax expense	$35,550	35%	$52,898	35%	$62,737	35%
Net effect of state income taxes	4,081	4%	6,063	4%	7,306	4%
Production activities deduction	(479)	-1%	(1,282)	-1%	(1,940)	-1%
Other, net	(324)	0%	818	1%	(647)	0%

Income tax expense for the period	$38,828	38%	$58,497	39%	$67,456	38%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2008	2007	2006
Results of operations	$38,828	$58,497	$67,456
Stockholders’ equity	(14,471)	(5,187)	(1,580)

Total	$24,357	$53,310	$65,876

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2008	2007
Deferred tax assets
Deferred compensation and retirement plan	$20,835	$9,564
Accrued expenses not deductible until paid	7,575	6,520
Employee stock-based compensation	4,829	4,514
Accounts receivable, net	1,391	1,443
Other, net	256	252
State income tax	–	627
Federal net operating loss carryforwards	1,153	2,239
Foreign net operating loss carryforwards	1,051	1,564
State net operating loss carryforwards	678	1,101

Total gross deferred tax assets	37,768	27,824
Less valuation allowance	(663)	(1,047)

Net deferred tax assets	37,105	26,777

Deferred tax liabilities
Property, plant and equipment	(13,002)	(11,825)
Goodwill and other intangibles	(76,744)	(67,997)
Other, net	(82)	(387)

Total gross deferred tax liabilities	(89,828)	(80,209)

Net deferred tax liabilities	$(52,723)	$(53,432)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2008 and 2007.

Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related assets and liabilities that give rise to the temporary difference. There are approximately $24.1 million and $14.2 million of deferred tax assets related to non-current items that are netted with long-term deferred tax liabilities at December 31, 2008 and 2007, respectively.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2004. For U.S. federal returns, we are no longer subject to tax examinations for the years prior to 2005.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. We did not recognize a change to our unrecognized tax benefits as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at January 1, 2007	$10,590
Additions for current year tax positions	640
Additions for prior year tax positions	1,205
Reductions for prior year tax positions	(871)
Lapse of statute	(1,762)
Settlements	–

Balance at December 31, 2007	9,802

Additions for current year tax positions	–
Additions for prior year tax positions	307
Reductions for prior year tax positions	(907)
Lapse of statute	(2,121)
Settlements	–

Balance at December 31, 2008	$7,081

Included in the balance as of December 31, 2008 are $4.8 million of tax benefits that, if recognized, would impact the effective tax rate. During the years ended December 31, 2008, 2007, and 2006, we recognized approximately $1.2 million, $0.2 million and $0.1 million in taxes related to interest and penalties. We had approximately $2.5 million and $1.3 million of interest and penalties accrued at December 31, 2008 and 2007, respectively.

We anticipate that it is reasonably possible that we will have a reduction in the liability related to filing positions in the range of $2.3 million to $2.5 million during 2009 as a result of the lapsing statutes.

As of December 31, 2008, we had net operating loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2011.

The valuation allowance for deferred tax assets as of January 1, 2007, was $1.1 million. The valuation allowance at December 31, 2008 and 2007 relates to foreign and state net operating loss carryforwards, which are not expected to be realized.

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

Cash payments for income taxes were $28.5 million, $44.1 million and $59.1 million in 2008, 2007 and 2006, respectively.

Note F – Goodwill and Other Intangibles

Goodwill and other intangibles are recorded in accordance with SFAS 141. Goodwill is recorded to the extent that the purchase price exceeds the fair value of the identifiable net assets acquired. Pursuant to SFAS 142, goodwill and other intangibles with indefinite useful lives are tested for impairment as described below.

We assess the impairment of goodwill and other intangibles with indefinite useful lives in accordance with SFAS 142. We assess the impairment of goodwill by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit. We have identified our reporting units as Direct Marketing and Shoppers. As quoted market prices are not available for our reporting units, estimated fair value is determined using projected discounted future cash flows based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Cash flow multiple models and our overall market capitalization are also considered when evaluating the fair value of our reporting units. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a business combination purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

We assess the impairment of other intangibles with indefinite lives by determining the fair value of each intangible and comparing the fair value to the carrying value for each intangible. Fair value is determined using the relief from royalty method, a form of the income approach, based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If an intangible’s carrying amount exceeds its fair value, the intangible asset is written down to fair value and an impairment loss is recorded.

Both the Direct Marketing and Shoppers reporting units and all other intangibles with indefinite lives were tested for impairment using the November 30, 2008 balances. Based on the results of our impairment test, we have not recorded an impairment loss related to goodwill or other intangibles with indefinite useful lives in any of the three years ended December 31, 2008.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2006	$377,860	$167,487	$545,347

Purchase accounting adjustments	(1,764)	–	(1,764)

Balance at December 31, 2007	$376,096	$167,487	$543,583

Purchase consideration	9,626	–	9,626
Purchase accounting adjustments	(332)	–	(332)

Balance at December 31, 2008	$385,390	$167,487	$552,877

Other intangibles with indefinite useful lives all relate to trademarks and trade names associated with the Tampa Flyer acquisition in April 2005 and the Aberdeen acquisition in September 2006, and were recorded at fair value.

The carrying amount of other intangibles with indefinite lives for the years ended December 31, 2008 and 2007, was $5.0 million in Direct Marketing and $7.6 million in Shoppers.

Other intangibles with definite useful lives all relate to contact databases, client relationships and non-compete agreements. Other intangibles with definite useful lives are recorded on the basis of cost in accordance with SFAS 141. Pursuant to SFAS 142, intangible assets with definite useful lives are amortized on a straight-line basis over their respective estimated useful lives, typically a period of 5 to 10 years, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset my not be recoverable. We have not recorded an impairment loss related to other intangibles with definite useful lives in any of the three years ended December 31, 2008.

The changes in the carrying amount of other intangibles with definite lives for the years ended December 31, 2008 and 2007, are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2006	$4,489	$6,359	$10,848

Amortization	(2,347)	(1,162)	(3,509)
Purchase accounting adjustments	1,000	–	1,000

Balance at December 31, 2007	$3,142	$5,197	$8,339

Amortization	(1,903)	(1,047)	(2,950)

Balance at December 31, 2008	$1,239	$4,150	$5,389

Amortization expense related to other intangibles with definite useful lives was $3.0 million, $3.5 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Expected amortization expense for the next five years is as follows:

In thousands
2009	$1,712
2010	934
2011	674
2012	648
2013	625

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

On December 31, 2006, we adopted SFAS 158, which requires that the overfunded or underfunded status of defined benefit postretirement plans be recorded as an asset or liability in the balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. Periodic changes in the funded status are recognized through other comprehensive income. We currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end consolidated balance sheets.

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$131,049	$126,565
Service cost	671	766
Interest cost	7,967	7,778
Actuarial loss (gain)	(533)	1,943
Curtailment	(1,975)	–
Benefits paid	(6,644)	(6,003)

Benefit obligation at end of year	$130,535	$131,049

Change in plan assets
Fair value of plan assets at beginning of year	$115,012	$108,343
Actual return on plan assets	(33,865)	7,227
Contributions	795	5,445
Benefits paid	(6,644)	(6,003)

Fair value of plan assets at end of year	$75,298	$115,012

Funded status at end of year	$(55,237)	$(16,037)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2008	2007
Noncurrent assets	$–	$4,537
Current liabilities	(6,800)	–
Noncurrent liabilities	(48,437)	(20,574)

	$(55,237)	$(16,037)

The following amounts have been recognized in accumulated other comprehensive loss at December 31:

In thousands	2008	2007
Net loss	$45,168	$22,172
Transition obligation	7	65
Prior service cost	97	146

	$45,272	$22,383

We plan to make a $6.0 million contribution to our frozen pension plan in September of 2009 in order to obtain the Pension Protection Act of 2006 full funding limit exemption. We are not required to make and do not intend to make any additional contributions to our frozen pension plan in 2009. We are not required to make and do not intend to make any contributions to our unfunded pension plan in 2009 other than to the extent needed to cover benefit payments.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
In thousands	2008	2007
Projected benefit obligation	$130,535	$131,049
Accumulated benefit obligation	$128,992	$127,037
Fair value of plan assets	$75,298	$115,012

The non-qualified, unfunded pension plan had an accumulated benefit obligation of $16.1 million and $16.6 million at December 31, 2008 and 2007, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

	Year Ended December 31,
In thousands	2008	2007	2006
Net Period Benefit Cost (Pre-tax)
Service cost	$671	$766	$762
Interest cost	7,967	7,778	7,320
Expected return on plan assets	(8,976)	(8,964)	(8,258)
Amortization of prior service cost	61	61	61
Transition obligation	96	96	96
Recognized actuarial loss	2,008	2,442	2,513

Net periodic benefit cost	$1,827	$2,179	$2,494

Amounts Recognized in Other Comprehensive Loss (Pre-tax)
Net loss	$38,326
Transition obligation	(99)
Prior service cost	(82)

Total recognized in other comprehensive loss	$38,145

Total recognized in net periodic benefit cost and other comprehensive loss	$39,972

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $5.5 million and $0.1 million, respectively.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2008	2007	2006
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.25%	6.00%	6.00%
Expected return on plan assets	8.00%	8.25%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

	December 31,
	2008	2007
Weighted-average assumptions used to determine benefit obligations
Discount rate	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%

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

The funded pension plan assets as of December 31, 2008 and 2007, by asset category are as follows:

In thousands	2008	%	2007	%
Equity securities	$48,793	65%	$87,432	76%
Debt securities	26,505	35%	27,580	24%

Total plan assets	$75,298	100%	$115,012	100%

The expected future pension benefit payments for the next ten years as of December 31, 2008 are as follows:

In thousands
2009	$6,766
2010	7,451
2011	7,611
2012	8,023
2013	8,410
2014 - 2018	47,638

$85,899

The investment policy for the Harte-Hanks, Inc. Pension Plan focuses on the preservation and enhancement of the corpus of the plan’s assets through prudent asset allocation, quarterly monitoring and evaluation of investment results, and periodic meetings with investment managers.

The investment policy’s goals and objectives are to meet or exceed the representative indices over a full market cycle (3-5 years). The policy establishes the following investment mix, which is intended to subject the principal to an acceptable level of volatility while still meeting the desired return objectives:

	Target	Acceptable Range	Benchmark Index
Domestic Equities	57.5%	35% - 75%	S&P 500
Large Cap Growth	22.5%	15% - 30%	Russell 1000 Growth
Large Cap Value	22.5%	15% - 30%	Russell 1000 Value
Mid Cap Value	7.5%	5% - 15%	Russell Mid Cap Value
Mid Cap Growth	5.0%	0% - 10%	Russell Mid Cap Growth

Domestic Fixed Income	25.0%	15% - 50%	LB Aggregate
International Equities	17.5%	10% - 25%	MSC1 EAFE

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

We also sponsor a 401(k) retirement plan in which we match a portion of employees’ voluntary before-tax contributions. Under this plan both employee and matching contributions vest immediately. Total 401(k) expense recognized in 2008, 2007 and 2006 was $6.7 million, $7.2 million and $7.0 million, respectively.

Note H – Stockholders’ Equity

We paid a quarterly dividend of 7.5 cents per common share and 7.0 cents per common share in each of the quarters in the years ended December 31, 2008 and 2007, respectively. We currently plan to pay a quarterly dividend of 7.5 cents per common share in each of the quarters in 2009, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

During 2008, we repurchased 4.9 million shares of our common stock for $76.6 million under our stock repurchase program, all of which was repurchased during the first quarter of 2008. As of December 31, 2008, we have repurchased 63.9 million shares since the beginning of our January 1997 stock repurchase program. In January 2008, our Board authorized an additional 12.5 million shares under our stock repurchase program, bringing the total repurchase authorization to 74.4 million shares. Under this program, we had authorization to repurchase approximately 10.5 million additional shares at December 31, 2008.

During 2008, we received 4,261 shares of our common stock, with an estimated market value of $49.9 thousand, in connection with stock option exercises and the vesting of nonvested shares. Since January 1997, we have received 1.6 million shares in connection with stock option exercises and the vesting of nonvested shares.

Note I – Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS 123R. SFAS 123R requires that all share-based awards be recognized as operating expense, based on their fair values on the date of grant, over the requisite service period, in the Consolidated Statement of Operations.

Compensation expense for stock-based awards is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statement of Operations. For the years ended December 31, 2008, 2007 and 2006, we recorded total stock-based compensation expense of $5.8 million ($3.6 million, net of tax), $7.1 million ($4.3 million, net of tax) and $7.4 million ($4.6 million, net of tax), respectively.

In May 2005, we adopted the 2005 Omnibus Incentive Plan (2005 Plan), a shareholder approved plan, pursuant to which we may issue to directors, officers and key employees up to 4.6 million equity securities. Under the 2005 Plan we have awarded stock options, nonvested shares and performance stock units. The 2005 Plan replaced the 1991 Stock Option Plan (1991 Plan), a shareholder approved plan, pursuant to which we issued stock options to officers and key employees. No additional options will be granted under the 1991 Plan. As of December 31, 2008, there were 2.0 million shares available for grant under the 2005 Plan.

Stock Options

Under the 2005 Plan, all options have been granted at exercise prices equal to the market value of the common stock on the grant date (2005 Plan options). All 2005 Plan options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of December 31, 2008, 2005 Plan options to purchase 2.3 million shares were outstanding with exercise prices ranging from $10.12 to $28.85 per share.

Under the 1991 Plan, options were granted at exercise prices equal to the market value of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market value of the common stock (1991 Plan performance options). 1991 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of December 31, 2008, 1991 Plan market price options to purchase 4.4 million shares were outstanding with exercise prices ranging from $13.04 to $26.55 per share.

The 1991 Plan performance options became exercisable in whole or in part after three years, and the extent to which they became exercisable at that time depended upon the extent to which we achieved certain goals established at the time the options were granted. At December 31, 2008, 1991 Plan performance options to purchase 6,000 shares were outstanding, all with exercise prices of $1.33 per share. No 1991 Plan performance options have been granted since January 1999 and all remaining 1991 Plan performance options were exercised in January 2009.

The following summarizes all stock option activity during 2008, 2007 and 2006:

	Number of Shares	Weighted- Average Option Price	Weighted- Aggregate Remaining Contractual Term (Years)	Average Intrinsic Value (Thousands)
Options outstanding at December 31, 2005	7,428,184	$18.07

Granted	808,875	25.92
Exercised	(846,652)	12.00		$12,754
Cancelled	(238,436)	25.12

Options outstanding at December 31, 2006	7,151,971	$19.44

Granted	1,028,125	24.91
Exercised	(979,545)	14.16		$9,009
Cancelled	(416,907)	24.67

Options outstanding at December 31, 2007	6,783,644	$20.71

Granted	1,083,550	15.73
Exercised	(89,707)	12.57		$327
Cancelled	(1,069,797)	20.68

Options outstanding at December 31, 2008	6,707,690	$20.02	5.04	$29

Exercisable at December 31, 2008	4,035,719	$18.84	3.20	$29

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2008. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2008 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2008:

		Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.33 – 14.50	518,364	1.55	$13.49	480,864	$13.67
$14.54 – 15.79	551,628	1.78	$14.81	551,628	$14.81
$15.90 – 15.90	886,050	9.10	$15.90	—	$15.90
$16.04 – 17.30	603,724	1.57	$16.59	552,224	$16.53
$17.45 – 18.22	787,807	3.19	$18.13	787,807	$18.13
$18.31 – 21.23	508,750	3.69	$19.89	508,750	$19.89
$22.03 – 22.03	637,592	5.08	$22.03	471,469	$22.03
$22.78 – 24.42	377,700	6.99	$23.81	139,575	$24.00
$25.63 – 25.63	739,499	6.07	$25.63	367,413	$25.63
$25.74 – 25.80	509,751	7.09	$25.80	133,236	$25.80
$26.07 – 28.85	586,825	7.90	$26.34	42,753	$27.20

	6,707,690	5.04	$20.02	4,035,719	$18.84

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Expected term (in years)	6.75	6.75	6.75
Expected stock price volatility	24.60%	21.43%	23.25%
Risk-free interest rate	3.13%	4.59%	4.45%
Expected dividend yield	1.66%	1.11%	0.89%

Expected term is estimated using the simplified method under Staff Accounting Bulletin No. 107, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. Expected dividend yield is based on historical stock price movement and anticipated future annual dividends over the expected term. Future annual dividends over the expected term are estimated to range between $0.30 and $0.42 per share, with a weighted-average annual dividend of $0.36 per share.

The weighted-average fair value of options granted during 2008, 2007 and 2006 was $4.05, $7.32 and $8.11, respectively. As of December 31, 2008, there was $8.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.82 years.

Nonvested Shares

All nonvested shares have been granted under the 2005 Plan. In general, nonvested shares vest 100% on the third anniversary of their date of grant.

The following summarizes all nonvested share activity during 2008, 2007 and 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares outstanding at December 31, 2005	—	$—

Granted	82,624	25.82
Vested	—	—
Cancelled	(3,201)	25.80

Nonvested shares outstanding at December 31, 2006	79,423	$25.82

Granted	81,584	25.01
Vested	—	—
Cancelled	(7,048)	25.27

Nonvested shares outstanding at December 31, 2007	153,959	$25.41

Granted	57,730	15.90
Vested	(4,335)	17.30
Cancelled	(26,968)	23.30

Nonvested shares outstanding at December 31, 2008	180,386	$22.88

The fair value of each nonvested share is estimated on the date of grant as the closing market price of our common stock on the date of grant. We did not grant any nonvested shares prior to 2006. As of December 31, 2008, there was $1.2 million of total unrecognized compensation cost related to nonvested shares. This cost is expected to be recognized over a weighted average period of approximately 1.61 years.

Performance Stock Units

All performance stock units have been granted under the 2005 Plan. Performance stock units are a form of share-based awards similar to nonvested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over a three-year period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 125%.

The following summarizes all performance stock unit activity during 2008, 2007 and 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at December 31, 2005	—	$—

Granted	48,175	25.03
Issued	—	—
Cancelled	(3,025)	25.03

Performance stock units outstanding at December 31, 2006	45,150	$25.03

Granted	48,900	25.29
Issued	—	—
Cancelled	(5,600)	25.08

Performance stock units outstanding at December 31, 2007	88,450	$25.17

Granted	38,875	15.90
Issued	—	—
Cancelled	(21,975)	21.84

Performance stock units outstanding at December 31, 2008	105,350	$22.44

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of dividend payments anticipated to $0.30 and $0.34 per share, with a weighted-average annual dividend of $0.32 per share. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2008, none of the performance goals associated with outstanding performance stock units are expected to be achieved. As a result, no compensation expense related to performance stock awards has been recorded since June 30, 2007 and we reversed $0.5 million of previously recorded stock-based compensation related to performance stock units in the third quarter of 2007.

Employee Stock Purchase Plan

The 1994 Employee Stock Purchase Plan, a shareholder approved plan, provides for a total of 6.0 million shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. During 2008, we issued 0.3 million shares under our employee stock purchase plan at an average price of $9.84 per share. 1.9 million shares were available for issuance at December 31, 2008.

Note J – Fair Value of Financial Instruments

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable and trade payables. The carrying value of the interest rate swap is adjusted to fair value at the end of each fiscal quarter and is disclosed in Note D, Interest Rate Risk. The fair value of our outstanding debt is disclosed in Note C, Long-Term Debt.

Note K – Commitments and Contingencies

At December 31, 2008, we had letters of credit in the amount of $17.6 million. No amounts were drawn against these letters of credit at December 31, 2008. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile and general liability, and leases.

On March 23, 2001, inactive Harte-Hanks Shoppers employees Frank Gattuso and Ernest Sigala filed a putative class action against Harte-Hanks Shoppers, Inc., claiming that Harte-Hanks Shoppers failed to comply with a California statutory provision requiring an employer to indemnify employees for expenses incurred on behalf of the employer. The plaintiffs allege that Harte-Hanks Shoppers failed to reimburse them for expenses of using their automobiles as outside sales representatives and failed to accurately itemize these expenses on plaintiffs' wage statements. The suit was filed in Los Angeles County Superior Court. The putative class that plaintiffs seek to represent has been limited to all California Harte-Hanks outside sales representatives who were not separately reimbursed apart from their base salary and commissions for the expenses they incurred in using their own automobiles after early 1998. The plaintiffs seek indemnification and compensatory damages, statutory damages, exemplary damages, penalties, interest, costs of suit, and attorneys' fees. Harte-Hanks Shoppers filed a cross-complaint seeking a declaratory judgment that the plaintiffs have been indemnified for their automobile expenses by the higher salaries and commissions paid to them as outside sales representatives. The cross-complaint also alleges conversion, unjust enrichment, constructive trust and rescission and restitution based on mutual mistake. On January 30, 2002, the trial court ruled that California Labor Code Section 2802 requires employers to reimburse employees for mileage and other expenses incurred in the course of employment, but that an employer is permitted to pay increased wages or commissions instead of indemnifying actual expenses. On May 28, 2003, the trial court denied the plaintiffs’ motion for class certification. On October 27, 2005, the California Court of Appeal issued a unanimous opinion affirming the trial court's rulings, including the interpretation of Labor Code Section 2802 and denial of class certification. On November 23, 2005, the Court of Appeal denied the plaintiffs' petition for rehearing. On November 5, 2007, the California Supreme Court affirmed the trial court's ruling that Labor Code Section 2802 permits lump sum reimbursement and that an employer may satisfy its obligations to indemnify employees for reasonable and necessary business expenses under Labor Code Section 2802 by paying enhanced taxable compensation. The Supreme Court remanded the matter back to the trial court for further proceedings related to the class certification issue and directed the trial court to consider whether the following issues could properly be resolved on a class-wide basis: (1) did Harte-Hanks Shoppers adopt a practice or policy of reimbursing outside sales representatives for automobile expenses by paying them higher commission rates and base salaries than it paid to inside sales representatives, (2) did Harte-Hanks Shoppers establish a method to apportion the enhanced compensation payments between compensation for labor performed and expense reimbursement and (3) was the amount paid for expense reimbursement sufficient to fully reimburse the employees for the automobile expenses they reasonably and necessarily incurred. On July 29, 2008, the trial court stated its intention to issue a split class action certification ruling, certifying a class action with respect to the first two questions listed immediately above (adoption of a policy or practice, and establishment of an apportionment method) and denying class certification on the third question listed immediately above (sufficiency of reimbursement). Based upon its belief that the conditions for a loss accrual described in SFAS No. 5, Accounting for Contingencies, have not been met, Harte-Hanks has made no accrual for this loss contingency. An estimate of the possible loss or range of loss from any adverse result on this case cannot reasonably be made. We believe that we have substantial meritorious defenses to these claims and we intend to vigorously defend the lawsuit. Nevertheless, we cannot predict the impact of future developments in this lawsuit, and any resolution of this lawsuit within a particular fiscal quarter may adversely impact our results of operations for that quarter.

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

Note L – Leases

We lease certain real estate and equipment under various operating leases. Most of the leases contain renewal options for varying periods of time. The total rent expense applicable to operating leases was $30.5 million, $31.1 million and $28.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Step rent provisions and escalation clauses, capital improvement funding, rent holidays and other lease concessions are taken into account in computing minimum lease payments. We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2008 are as follows:

In thousands
2009	$25,159
2010	20,117
2011	13,839
2012	10,351
2013	7,790
After 2013	9,501

$86,757

Note M – Selected Quarterly Data (Unaudited)

In thousands, except per share amounts	2008 Quarter Ended				2007 Quarter Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$269,643	$269,913	$274,756	$268,509	$303,017	$286,696	$290,145	$283,028
Operating income	25,520	31,246	34,740	25,811	47,233	40,000	41,579	36,115
Net income	14,326	16,615	18,214	13,586	27,536	21,882	22,895	20,327
Basic earnings per share	$0.23	$0.26	$0.29	$0.21	$0.39	$0.30	$0.31	$0.27
Diluted earnings per share	$0.23	$0.26	$0.29	$0.21	$0.39	$0.30	$0.31	$0.27

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Year Ended December 31,
In thousands, except per share amounts	2008	2007	2006
Basic EPS
Net income	$62,741	$92,640	$111,792

Weighted-average common shares outstanding used in earnings per share computations	63,933	72,524	79,049

Earnings per share	$0.98	$1.28	$1.41

Diluted EPS
Net income	$62,741	$92,640	$111,792

Shares used in diluted earnings per share computations	64,104	73,703	80,646

Earnings per share	$0.98	$1.26	$1.39

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	63,933	72,524	79,049
Weighted-average common equivalent shares—dilutive effect of options and nonvested shares	171	1,179	1,597

Shares used in diluted earnings per share computations	64,104	73,703	80,646

For the purpose of calculating the shares used in the diluted EPS calculations, 7.3 million, 2.5 million and 1.8 million anti-dilutive options have been excluded from the EPS calculations for the years ended December 31, 2008, 2007 and 2006, respectively.

Note O – Business Segments

We are a worldwide direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Harte-Hanks Direct Marketing uses various capabilities and technologies to enable our clients to capture, analyze and disseminate customer and prospect data across all points of customer contact. Direct Marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We believe that we are generally able to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. Our Shoppers clients range from large national companies to local neighborhood businesses to individuals with a single item for sale. The segment’s core clients are local service businesses and small retailers. Shoppers client base is entirely domestic. At December 31, 2008, our Shoppers publications were zoned into more than 1,000 separate editions with total circulation of over 12 million shopper packages in California and Florida each week. After planned first quarter 2009 circulation reductions, Shoppers circulation will total approximately 11.5 million.

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

	Year Ended December 31,
In thousands	2008	2007	2006
Revenues
Direct Marketing	$732,740	$732,461	$709,728
Shoppers	350,081	430,425	474,960

Total revenues	$1,082,821	$1,162,886	$1,184,688

Operating income
Direct Marketing	$103,121	$108,796	$109,458
Shoppers	25,884	70,784	88,814
Corporate Activities	(11,688)	(14,653)	(12,220)

Total operating income	$117,317	$164,927	$186,052

Income before income taxes
Operating income	$117,317	$164,927	$186,052
Interest expense	(14,201)	(12,992)	(6,333)
Interest income	378	539	231
Other, net	(1,925)	(1,337)	(702)

Income before income taxes	$101,569	$151,137	$179,248

Depreciation
Direct Marketing	$25,350	$25,569	$24,618
Shoppers	8,056	7,606	6,930
Corporate Activities	23	20	18

Total depreciation	$33,429	$33,195	$31,566

Other intangible amortization
Direct Marketing	$1,903	$2,347	$1,303
Shoppers	1,047	1,162	1,163

Total intangible amortization	$2,950	$3,509	$2,466

Capital expenditures
Direct Marketing	$17,116	$21,270	$25,758
Shoppers	2,814	6,947	7,935
Corporate Activities	17	–	15

Total capital expenditures	$19,947	$28,217	$33,708

	Year Ended December 31,
In thousands	2008	2007
Total assets
Direct Marketing	$617,926	$657,462
Shoppers	252,766	269,910
Corporate Activities	42,874	24,554

Total assets	$913,566	$951,926

Goodwill
Direct Marketing	$385,390	$376,096
Shoppers	167,487	167,487

Total goodwill	$552,877	$543,583

Other intangible assets
Direct Marketing	$6,239	$8,141
Shoppers	11,750	12,798

Total other intangible assets	$17,989	$20,939

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2008	2007	2006
Revenues [a]
United States	$980,236	$1,078,795	$1,122,194
Other countries	102,585	84,091	62,494

Total revenues	$1,082,821	$1,162,886	$1,184,688

Long-lived net assets [b]
United States	$86,288	$95,685
Other countries	11,145	16,669

Total long-lived assets	$97,433	$112,354

a	Geographic revenues are based on the location of the service being performed. In prior years, geographic revenues were presented based on the location of the client. 2007 and 2006 amounts have been reclassified to reflect geographic revenues based on the location of the service being performed.
b	Long-lived assets are based on physical location.

INDEX TO EXHIBITS

We are incorporating certain exhibits listed below by reference to other Harte-Hanks filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Exhibit No.	Description of Exhibit
Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001).

Credit Agreements

10.1(a)	Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., as administrative agent, dated August 12, 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K dated August 12, 2005).

10.1(b)	Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative agent, dated September 6, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 6, 2006).

10.1(c)	First Amendment to Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative Agent, dated September 18, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 18, 2006).

10.1(d)	Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A, as administrative agent, dated March 7, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2008).

Management and Director Compensatory Plans and Forms of Award Agreements

10.2(a)	Harte-Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 27, 2008).

10.2(b)	Harte-Hanks, Inc. Deferred Compensation Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.3 to the Company’s Form 10-K dated June 27, 2008).

10.2(c)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998).

10.2(d)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the six months ended June 30, 1996).

1

10.2(e)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998).

10.2(f)	Form of Non Qualified Stock Option Agreement for employees granted under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(g)	Form of Non Qualified Stock Option Agreement for directors granted Under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(h)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 6, 1997, September 24, 1997, January 7, 1998 and January 28, 1998 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005).

10.2(i)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 12, 1999 and January 25, 1999 (filed as Exhibit 10.2.b to the Company’s Form 8-K dated December 15, 2005).

10.2(j)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for certain officers (filed as Exhibit 10.1.a to the Company’s Form 8-K dated December 15, 2005).

10.2(k)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for non-officers. (filed as Exhibit 10.1.b to the Company’s Form 8-K dated December 15, 2005).

10.2(l)	Harte-Hanks, Inc. 2005 Omnibus Incentive Plan (As Amended and Restated Effective February 13, 2009) (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 13, 2009).

10.2(m)	Form of 2005 Omnibus Non-Qualified Stock Option Agreement (filed as Exhibit 10(p) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(n)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 25, 2006).

10.2(o)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 25, 2006).

10.2(p)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated January 25, 2006).

2

*10.2(q)	Summary of Non-Employee Directors’ Compensation.

Executive Officer Employment and Separation Agreements

10.3(a)	Transition and Consulting Agreement, dated as of August 29, 2007, by and between the Company and Richard Hochhauser (filed as Exhibit 10.1 to the Company’s Form 8-K dated August 29, 2007).

10.3(b)	Form of Change of Control Severance Agreement between the Company and its President and Chief Executive Officer and its Executive Vice Presidents (other than Peter E. Gorman) and Senior Vice Presidents, dated as of June 27, 2008 (filed as Exhibit 10.4 to the Company’s Form 8-K, dated June 27, 2008).

10.3(c)	Form of Severance Agreement between the Company and Peter E. Gorman, dated as of June 27, 2008 (filed as Exhibit 10.5 to the Company’s Form 8-K, dated June 27, 2008).

10.3(d)	Form of Change of Control Severance Agreement between the Company and its Vice Presidents, dated as of June 27, 2008 (filed as Exhibit 10.6 to the Company’s Form 8-K, dated June 27, 2008).

10.3(e)	Form of Non-Compete Agreement signed by certain officers and certain employees of the Company (filed as Exhibit 10.4 to the Company’s Form 8-K dated January 25, 2006).

10.3(f)	Transition Agreement, dated as of December 15, 2008, by and between the Company and Dean Blythe (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 15, 2008).

3

Other Exhibits

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable

4