Form 10-Q
period 2009-03-31
HARTE HANKS INC
filed 2009-05-05
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§234.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2009 was 63,566,315 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2009

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current assets
Cash and cash equivalents	$49,715	$30,161
Accounts receivable (less allowance for doubtful accounts of $4,017 at March 31, 2009 and $4,191 at December 31, 2008)	144,024	169,418
Inventory	5,799	7,481
Prepaid expenses	14,793	14,169
Current deferred income tax asset	12,615	13,000
Other current assets	4,915	6,974

Total current assets	231,861	241,203

Property, plant and equipment (less accumulated depreciation of $233,199 at March 31, 2009 and $231,197 at December 31, 2008)	90,744	97,433
Goodwill, net	552,889	552,877
Other intangible assets (less accumulated amortization of $12,694 at March 31, 2009 and $12,241 at December 31, 2008)	17,536	17,989
Other assets	4,100	4,064

Total assets	$897,130	$913,566

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$34,875	$30,938
Accounts payable	40,866	48,182
Accrued payroll and related expenses	21,182	22,177
Customer deposits and deferred revenue	51,695	58,227
Income taxes payable	13,799	9,128
Other current liabilities	10,212	19,083

Total current liabilities	172,629	187,735

Long-term debt	228,625	239,687
Other long-term liabilities (including deferred income taxes of $64,873 at March 31, 2009 and $65,723 at December 31, 2008)	135,862	129,772

Total liabilities	537,116	557,194

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,241,270 shares issued at March 31, 2009 and 118,085,480 shares issued at December 31, 2008	118,241	118,085
Additional paid-in capital	331,352	331,227
Retained earnings	1,191,713	1,189,376
Less treasury stock: 54,682,431 shares at cost at March 31, 2009 and 54,672,070 shares at cost at December 31, 2008	(1,236,542)	(1,236,581)
Accumulated other comprehensive loss	(44,750)	(45,735)

Total stockholders’ equity	360,014	356,372

Total liabilities and stockholders’ equity	$897,130	$913,566

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating revenues	$217,674	$268,509

Operating expenses
Labor	99,242	115,815
Production and distribution	80,427	96,440
Advertising, selling, general and administrative	15,357	21,390
Depreciation and amortization	8,437	8,316
Intangible asset amortization	453	737

Total operating expenses	203,916	242,698

Operating income	13,758	25,811

Other expenses (income)
Interest expense	2,478	3,763
Interest income	(25)	(111)
Other, net	18	668

	2,471	4,320

Income before income taxes	11,287	21,491
Income tax expense	4,172	7,905

Net income	$7,115	$13,586

Basic earnings per common share	$0.11	$0.21

Weighted-average common shares outstanding	63,515	65,860

Diluted earnings per common share	$0.11	$0.21

Weighted-average common and common equivalent shares outstanding	63,593	66,137

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$7,115	$13,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,437	8,316
Intangible asset amortization	453	737
Stock-based compensation	320	1,182
Excess tax benefits from stock-based compensation	(13)	(120)
Deferred income taxes	78	2,179
Other, net	4	75
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	25,394	29,304
Decrease in inventory	1,682	106
Decrease (increase) in prepaid expenses and other current assets	1,435	(676)
Decrease in accounts payable	(7,316)	(14,358)
Decrease in other accrued expenses and other current liabilities	(6,342)	(4,180)
Other, net	1,939	889

Net cash provided by operating activities	33,186	37,040

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(8,580)
Purchases of property, plant and equipment	(2,169)	(6,719)
Proceeds from sale of property, plant and equipment	77	23

Net cash used in investing activities	(2,092)	(15,276)

Cash Flows from Financing Activities
Borrowings	—	124,000
Repayment of borrowings	(7,125)	(61,875)
Issuance of common stock	538	2,203
Purchase of treasury stock	—	(76,649)
Excess tax benefits from stock-based compensation	13	120
Dividends paid	(4,778)	(4,918)

Net cash used in financing activities	(11,352)	(17,119)

Effect of exchange rate changes on cash and cash equivalents	(188)	134
Net increase in cash and cash equivalents	19,554	4,779
Cash and cash equivalents at beginning of year	30,161	22,847

Cash and cash equivalents at end of period	$49,715	$27,626

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2009 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	$117,693	$323,182	$1,145,736	$(1,160,205)	$(17,894)	$408,512
Common stock issued - employee stock purchase plan	298	2,639	—	—	—	2,937
Exercise of stock options and release of nonvested shares	94	1,267	—	(49)	—	1,312
Net tax effect of options exercised	—	(1,550)	—	—	—	(1,550)
Stock-based compensation	—	5,827	—	—	—	5,827
Dividends paid ($0.30 per share)	—	—	(19,101)	—	—	(19,101)
Treasury stock repurchased	—	—	—	(76,649)	—	(76,649)
Treasury stock issued	—	(138)	—	322	—	184
Comprehensive income:
Net income	—	—	62,741	—	—	62,741
Adjustment to pension liability (net of tax benefit of $15,259)	—	—	—	—	(22,886)	(22,886)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $762	—	—	—	—	(1,146)	(1,146)
Foreign currency translation adjustment	—	—	—	—	(3,809)	(3,809)

Total comprehensive income						34,900

Balance at December 31, 2008	118,085	331,227	1,189,376	(1,236,581)	(45,735)	356,372
Common stock issued - employee stock purchase plan	85	402	—	—	—	487
Exercise of stock options and release of nonvested shares	71	29	—	(129)	—	(29)
Net tax effect of options exercised	—	(504)	—	—	—	(504)
Stock-based compensation	—	320	—	—	—	320
Dividends paid ($0.075 per share)	—	—	(4,778)	—	—	(4,778)
Treasury stock issued	—	(122)	—	168	—	46
Comprehensive income:
Net income	—	—	7,115	—	—	7,115
Adjustment to pension liability (net of tax expense of $581)	—	—	—	—	871	871
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $565)	—	—	—	—	848	848
Foreign currency translation adjustment	—	—	—	—	(734)	(734)

Total comprehensive income						8,100

Balance at March 31, 2009	$118,241	$331,352	$1,191,713	$(1,236,542)	$(44,750)	$360,014

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

Consolidation

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

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

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

Operating Expense Presentation in Consolidated Statement of Operations

“Labor” in the Consolidated Statements of Operations includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. “Production and distribution” and “Advertising, selling, general and administrative” do not include labor, depreciation or amortization.

Note B - Recent Accounting Pronouncements

We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157) relating to financial assets and liabilities on January 1, 2008. We adopted the provisions of SFAS 157 relating to non-financial assets and non-financial liabilities on January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

On January 1, 2009 we adopted the provisions of SFAS No. 141, Business Combinations, as revised by the Financial Accounting Standards Board (FASB) in December 2007 (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquiring company:

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

SFAS 141R requires an acquiring company to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Under SFAS 141, acquisition-related costs were included in the total costs of the acquisition that were allocated to the assets acquired and the liabilities assumed. Under SFAS 141R, these acquisition-related costs will be expensed in the period in which they occur. Under SFAS 141, contingent consideration usually was not recognized until the contingency was resolved, in which case an adjustment was made to goodwill. SFAS 141R requires an acquiring company to recognize contingent consideration at fair value as of the acquisition date. Our adoption of SFAS 141R will affect the way we account for future acquisitions, including acquisition-related costs, contingencies and contingent consideration. Our adoption of SFAS 141R may also impact the amount of information we disclose about future acquisitions.

We adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161) on January 1, 2009. SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements. New disclosures required by SFAS 161 are included in Note E, Interest Rate Risk. The adoption of SFAS 161 did not affect our consolidated financial statements.

In December 2008 the FASB again amended SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, (SFAS 132R-1) to provide additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures required by SFAS 132R-1 are to provide users of financial statements with an understanding of:

•	How investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;

•	The major categories of plan assets;

•	The inputs and valuation techniques used to measure the fair value of plan assets;

•	The effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and

•	Significant concentrations of risk within plan assets.

We will adopt SFAS 132R-1 on December 31, 2009 and the additional disclosures will be included in our annual report on Form 10-K for the year ended December 31, 2009. The adoption of SFAS 132R-1 did not affect on our consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1). FSP 107-1 requires an entity to provide the annual disclosures required by SFAS 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. FSP 107-1 is effective for us beginning in the second quarter of 2009 and we will provide the additional disclosures required by FSP 107-1 in our June 30, 2009 quarterly report on Form 10-Q.

Note C - Income Taxes

Our first quarter 2009 income tax provision of $4.2 million was calculated using an effective income tax rate of approximately 37.0%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2009. The effective income tax rate calculated is higher than the federal statutory rate of 35%, primarily due to the addition of state income taxes.

At January 1, 2009, unrecognized tax benefits for uncertain tax positions totaled $7.1 million. If recognized, the entire unrecognized tax benefit amount, $4.8 million net of tax, would impact the effective tax rate. In addition, interest and penalties accrued at January 1, 2009 totaled $3.2 million, or $2.5 million net of tax. There have been no significant changes to these amounts during the three months ended March 31, 2009.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2004. For U.S. federal returns, we are no longer subject to tax examinations for the years prior to 2005. We believe that it is reasonably possible that a reduction in our unrecognized tax liabilities in the range of $1.5 million to $1.6 million, net of tax, and a reduction of interest and penalties in the range of $0.8 million to $0.9 million, net of tax, will occur in the next twelve months related to the statute expiring on various tax returns. If these reductions were to occur, they would decrease the tax expense and effective tax rate for the full year 2009.

Note D - Stock-Based Compensation

We recognized $0.3 million and $1.2 million of stock-based compensation during the three months ended March 31, 2009 and 2008, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2009, which is consistent with the timing of previous annual grants. These grants consisted of:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Stock options	1,931,000	$1.49
Nonvested shares	54,668	$6.04

Stock options granted in the first quarter of 2009 have exercise prices equal to the market value of the common stock on the date of grant. The weighted-average exercise price of options granted in the first quarter of 2009 was $6.04.

In March of 2009, we terminated the 1994 Employee Stock Purchase Plan, a shareholder approved plan that previously provided for a total of 6.0 million shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. In January of 2009, we issued 0.1 million shares under this plan at an average price of $5.75 per share. No shares were issued under this employee stock purchase plan subsequent to January of 2009. We recorded approximately $15,000 of expense in the first quarter of 2009 related to the January purchase. We recorded approximately $0.1 million of expense in the first quarter of 2008 and $0.5 million of expense for the full year 2008 related to this employee stock purchase plan.

Note E - Interest Rate Risk

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

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed as part of our overall market risk monitoring process by establishing and monitoring limits as to the degree of risk that may be undertaken. Credit risk occurs when a counterparty to a derivative contract in which we have an unrealized gain fails to perform according to the terms of the agreement. We seek to minimize our credit risk by entering into transactions with counterparties that maintain high credit ratings.

We account for interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We have designated our interest rate swap as a cash flow hedge. For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded in other comprehensive loss and is recognized as a component of interest expense in the Statement of Operations when the hedged item affects results of operations. On a quarterly basis, we assess the ineffectiveness of the hedging relationship, and any gains or losses related to the ineffectiveness are recorded as interest expense in our Statement of Operations. There were no components of the derivative instrument that were excluded from the assessment of hedge effectiveness. We do not expect the ineffectiveness related to our current hedging activity to be material to our financial results in the future.

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

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changes the variable-rate cash flow exposure on the $150.0 million notional amount to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we receive London Interbank Offered Rate (LIBOR) based variable interest rate payments and make fixed-interest rate payments, thereby creating fixed-rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 Revolving Credit Facility and 2006 Term Loan Facility. As such, we report the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value is determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). At March 31, 2009, this swap is recorded at fair value as a $3.1 million liability. We reclassified into earnings losses of $1.6 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively, that were related to the swap and previously reported in other comprehensive loss. We expect losses of $1.5 million and $3.1 million to be reclassified into earnings in the second quarter and over the remaining six months of the swap term, respectively. These expected losses are currently reported in other comprehensive loss. The amount ultimately realized, however, could differ as interest rates change.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table provides additional detail of the fair value of our swap liability at March 31, 2009 by level within the SFAS 157 fair value measurement hierarchy, as required by SFAS 157:

In thousands	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$3,089	$—	$3,089	$—

Total	$3,089	$—	$3,089	$—

The following table presents the location of our derivative instrument on the Consolidated Balance Sheets:

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap	Not applicable	$—	Not applicable	$—	Other current liabilities	$3,089	Other current liabilities	$4,502

Total Derivatives		$—		$—		$3,089		$4,502

The following table presents the impact of our derivative instrument on the Consolidated Statement of Operations for the three months ended March 31:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
In thousands	2009	2008	(Effective Portion)	2009	2008
Derivatives in Cash Flow Hedging Relationships
Interest rate swap	$163	$3,275	Interest expense	$1,576	$341

Total	$163	$3,275		$1,576	$341

Note F - Earnings Per Share

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2009	2008
BASIC EPS
Net Income	$7,115	$13,586

Weighted-average common shares outstanding used in earnings per share computations	63,515	65,860

Earnings per common share	$0.11	$0.21

DILUTED EPS
Net Income	$7,115	$13,586

Shares used in diluted earnings per share computations	63,593	66,137

Earnings per common share	$0.11	$0.21

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,515	65,860
Weighted-average common equivalent shares - dilutive effect of stock options and awards	78	277

Shares used in diluted earnings per share computations	63,593	66,137

7.3 million and 6.2 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2009 and 2008, respectively.

Note G - Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended March 31,
In thousands	2009	2008
Operating revenues
Direct Marketing	$146,821	$179,110
Shoppers	70,853	89,399

Total operating revenues	$217,674	$268,509

Operating income (loss)
Direct Marketing	$19,224	$21,243
Shoppers	(2,485)	7,705
Corporate Activities	(2,981)	(3,137)

Total operating income	$13,758	$25,811

Income before income taxes
Operating income	$13,758	$25,811
Interest expense	(2,478)	(3,763)
Interest income	25	111
Other, net	(18)	(668)

Total income before income taxes	$11,287	$21,491

Note H - Components of Net Periodic Pension Benefit Cost

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2009	2008
Service cost	$137	$168
Interest cost	2,038	1,992
Expected return on plan assets	(1,401)	(2,244)
Amortization of prior service cost	14	15
Transition obligation	3	24
Recognized actuarial loss	1,436	501

Net periodic benefit cost	$2,227	$456

We are not required to make and do not intend to make any contributions to our frozen pension plan in 2009. We are not required to make and do not intend to make any contributions to our unfunded pension plan in 2009 other than to the extent needed to cover benefit payments.

Note I - Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended March 31,
In thousands	2009	2008
Net income	$7,115	$13,586
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $581 and $216 in 2009 and 2008, respectively)	871	325
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $565 in 2009 and tax benefit $1,173 in 2008, respectively)	848	(1,761)
Foreign currency translation adjustment	(734)	821

Total comprehensive income	$8,100	$12,971

Note J - Litigation Contingencies

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K) and any updates thereto in our Forms 10-Q and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2009 earnings release issued on May 5, 2009. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte-Hanks, Inc. (Harte-Hanks). This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2008 Form 10-K. Our 2008 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

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

•	gain insight into target markets;

•	build better information about customers and prospects;

•	turn customer information into marketing strategy;

•	design effective communications;

•	deliver communications and manage contacts; and

•	provide data analysis, profiling, quality and reporting software and services.

We offer a full complement of capabilities and resources, including:

•	agency and creative services;

•	database marketing solutions;

•	data quality software and services with Trillium Software;

•	digital marketing;

•	fulfillment and contact centers;

•	mail engineering and logistics; and

•	personalized and targeted mail.

Revenues from the Direct Marketing segment represented approximately 67% of our total revenue for the three months ended March 31, 2009.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by standard mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. At March 31, 2009, our Shoppers were zoned into more than 950 separate editions with total circulation of approximately 11.5 million addresses in California and Florida each week. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com (California) and TheFlyer.com (Florida). These sites are online advertising portals, bringing buyers and sellers together through our online products, including local classifieds, business listings, coupons, special offers and Power Sites. Power Sites are templated web sites for our customers, optimized to help small / medium sized business owners establish a web presence and improve their lead generation.

Revenues from the Shoppers segment represented approximately 33% of our total revenue for the three months ended March 31, 2009.

During the first quarter of 2009, our businesses continued to face challenging economic environments, which negatively impacted our financial performance. Marketing budgets are often more discretionary in nature and easier to reduce in the short-term than other expenses in response to weak economic conditions. Difficult economic conditions have resulted in reduced demand for our products and services due to consolidation or, in some cases, bankruptcies of customers and prospective customers in the industry verticals that we serve, and these economic conditions may result in collection difficulties and bankruptcy preference actions to recover certain amounts previously paid to us by our clients.

Direct Marketing revenues are dependent on, among other things, national, regional and international economic and business conditions. During the first quarter of 2009, the ongoing economic recession in the United States and other economies continued to adversely impact the marketing expenditures and activities of our customers. What began in prior quarters as caution with spending plans became even more pronounced over the last two quarters, resulting in significant reductions and delays in spending by clients in the face of extreme economic uncertainty.

Revenues from our Shoppers business are largely dependent on local advertising expenditures in the California and Florida geographies in which we operate. Such expenditures are substantially affected by the strength of the local economies in those markets. During the first quarter of 2009, the negative trends and economic conditions that we have seen since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread across virtually all categories.

Given the external environment, we face an uncertain revenue outlook for the remainder of 2009, and believe that our financial performance will continue to be negatively impacted. As a result, we have taken, and are continuing to take, actions designed to align our expense base and structure to the external economic environment facing our businesses. These actions include head count reductions, consolidating businesses and closing facilities, reductions of marginal Shoppers circulation, wage freezes and reductions, tightened management of capital spending, non-client travel restrictions and enhanced controls around accounts receivable and collections. Nevertheless, we cannot predict the impact of future economic conditions or the ultimate effectiveness and expenses associated with our efforts to address those economic conditions.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

	Three months ended
In thousands, except per share amounts	March 31, 2009	March 31, 2008	Change
Revenues	$217,674	$268,509	-18.9%
Operating expenses	203,916	242,698	-16.0%

Operating income	$13,758	$25,811	-46.7%

Net income	$7,115	$13,586	-47.6%

Diluted earnings per share	$0.11	$0.21	-47.6%

1st Quarter 2009 vs. 1st Quarter 2008

Revenues

Consolidated revenues decreased 18.9%, to $217.7 million, and operating income decreased 46.7% to $13.8 million in the first quarter of 2009 compared to the first quarter of 2008. Our overall results reflect decreased revenues of $32.3 million, or 18.0%, from our Direct Marketing segment and decreased revenues of $18.5 million, or 20.7%, from our Shoppers segment. Direct Marketing experienced a year-over-year high single-digit revenue decline from our pharma/healthcare vertical and double-digit declines from all of our other vertical markets. These results reflect the effects of the ongoing economic recession on our Direct Marketing business. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in Shoppers revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of circulation of approximately 1.5 million addresses from July of 2008 to February of 2009.

Operating Expenses

Overall operating expenses decreased 16.0%, to $203.9 million, in the first quarter of 2009 compared to the first quarter of 2008. The overall decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $30.3 million, or 19.2%, decreased operating expenses in Shoppers of $8.4 million, or 10.2%, and decreased general corporate expense of $0.2 million, or 5.0%. The Direct Marketing decrease was primarily a result of headcount reductions, lower outsourced costs and logistics-related transportation costs resulting from lower volumes, and travel restrictions. The decrease at Shoppers was primarily due to circulation curtailments, declines in ad placements and distribution volumes, headcount reductions and decreased promotion-related expense.

Net Income/Earnings Per Share

Net income decreased 47.6%, to $7.1 million, and diluted earnings per share decreased 47.6%, to $0.11 per share, in the first quarter of 2009 when compared to the first quarter of 2008. The decrease in net income was a result of decreased operating income from both Shoppers and Direct Marketing, partially offset by lower interest expense, lower other nonoperating expense and lower general corporate expense.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended
In thousands	March 31, 2009	March 31, 2008	Change
Revenues	$146,821	$179,110	-18.0%
Operating expenses	127,597	157,867	-19.2%

Operating income	$19,224	$21,243	-9.5%

1st Quarter 2009 vs. 1st Quarter 2008

Revenues

Direct Marketing revenues decreased $32.3 million, or 18.0%, in the first quarter of 2009 compared to the first quarter of 2008. All vertical market revenues experienced declines in the first quarter compared to the first quarter of 2008. Our pharma/healthcare vertical experienced a revenue decline in the high single digits while our retail and select verticals both had decreases in the low teens. The high tech/telecom vertical experienced a revenue decrease in the high teens. Financial services revenue declined 35% for the quarter. These results reflect the effects of the ongoing economic recession on our Direct Marketing business. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. Revenues for Direct Marketing are affected by a number of factors, including general national and international economic trends.

Short-term revenue performance will depend on, among other factors, the impact and duration of the ongoing economic recession and overall strength of the national and international economies and how successful we are at maintaining and growing business with existing clients, acquiring new clients and meeting client demands. We believe that in the long term an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment, and that our business will benefit as a result. Standard postage rates increased in 2006 and 2008 and will increase again on May 11, 2009. This May 2009 increase is expected to increase the average postage rate for our Direct Marketing customers by approximately 3.8%. Postage rates influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. There is no assurance that future postal increases will not have an adverse impact on us.

Operating Expenses

Operating expenses decreased $30.3 million, or 19.2%, in the first quarter of 2009 compared to the first quarter of 2008. Labor costs decreased $11.9 million, or 14.3%, due to headcount reductions, lower commissions as a result of revenue performance, and lower stock-based compensation. This decrease was partially offset by a $1.3 million increase in severance. Production and distribution costs decreased $13.2 million, or 24.5%, due to lower outsourced costs as a result of lower outsourced volumes, and lower logistics-related transportation costs resulting from reduced transportation volumes and decreased transportation costs. General and administrative expense decreased $4.0 million, or 29.5%, due primarily to less travel. Depreciation and amortization expense decreased $1.1 million, or 16.4%, due to certain intangible assets and software becoming fully amortized and decreased capital expenditures in the last several quarters.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Fuel costs have increased significantly in the last few years and were at historically high levels throughout much of 2008 before decreasing significantly in the fourth quarter of 2008 and holding at those levels in the first quarter of 2009. Future changes in fuel costs will continue to impact Direct Marketing’s total production costs and total operating expenses and may have an impact on future demand for our transportation services.

As a result of the tough economic conditions, we have taken, and are continuing to take, actions to adjust our expense base to reduced revenue levels. These actions include headcount reductions, consolidating businesses and closing facilities, wage freezes and reductions, tightened management of capital spending, non-client travel restrictions and enhanced controls around accounts receivable and collections. We realized a positive impact on our first quarter 2009 Direct Marketing operating costs and we anticipate realizing a positive impact on the full year 2009 Direct Marketing operating costs as a result of these actions.

Shoppers

	Three months ended
In thousands	March 31, 2009	March 31, 2008	Change
Revenues	$70,853	$89,399	-20.7%
Operating expenses	73,338	81,694	-10.2%

Operating income (loss)	$(2,485)	$7,705	-132.3%

1st Quarter 2009 vs. 1st Quarter 2008

Revenues

Shoppers revenues decreased $18.5 million, or 20.7%, in the first quarter of 2009 compared to the first quarter of 2008. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of circulation of approximately 250,000 in July of 2008, 500,000 in December of 2008 and 700,000 in February of 2009. The net impact of these circulation curtailments was a reduction in Shoppers revenues of $3.9 million in the first quarter of 2009 compared to the first quarter of 2008. The net impact of these circulation curtailments on the full year 2009 compared to the full year 2008 will be a reduction in Shoppers revenues of $15.5 million. At March 31, 2009 our Shoppers circulation reached approximately 11.5 million addresses each week. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Operating Expenses

Operating expenses decreased $8.4 million, or 10.2%, in the first quarter of 2009 compared to the first quarter of 2008. Total labor costs decreased $4.9 million, or 16.2%, as a result of reductions in our Shoppers workforce due to consolidations and circulation curtailments. Severance costs for the quarter were $0.9 million compared to $1.3 million in the first quarter of 2008. Total production costs decreased $2.8 million, or 6.5%, due primarily to decreased postage costs resulting from circulation curtailments and distribution volumes, decreased offload printing costs due to decreased distribution volumes and decreased paper costs due to circulation reductions and a decline in ad placements. This decrease was partially offset by $1.6 million in lease write-offs related to the consolidations and circulation curtailments. Total general and administrative costs decreased $1.6 million, or 23.7%, due primarily to lower promotion-related expense due to revenue levels, and lower insurance expense due to favorable workers compensation experience. This decrease was partially offset by an increase in bad debt expense. Depreciation and amortization expense increased $1.0 million, or 45.4%, due to the acceleration of depreciation of assets related to the circulation curtailments and plant consolidation.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates increased in 2006 and 2008 and will increase again on May 11, 2009. This May postage increase is expected to increase Shoppers postage rates by approximately 1.4%. The overall impact of this rate increase on Shoppers postage costs will be dependent on additional factors such as average book size and distribution volumes. Paper prices were down for much of 2008 before increasing in the second half and holding steady at those levels in the first quarter of 2009. We expect paper prices to increase in the second quarter of 2009 and then decline in the second half of 2009. Average paper prices for the full year 2009 are expected to be approximately 5.0% higher than our average prices for the full year 2008. This increase and future changes in paper prices will affect Shoppers production costs. At the end of the first quarter of 2009, we completed the consolidation of our two Florida production facilities into one facility. We incurred approximately $2.0 million in costs for this action. The expected 2009 savings from this consolidation will be offset by the 2009 first quarter charges.

The general economic conditions, initially created by weakness in the real estate and associated financing markets, in the California and Florida geographies in which we operate remain extremely challenging. We have taken, and are continuing to take, actions to reduce our cost base in Shoppers. These actions include headcount reductions, consolidating businesses and closing facilities, reductions of marginal Shoppers circulation, wage freezes and reductions, tightened management of capital spending and enhanced controls around accounts receivable and collections.

General Corporate Expense

General corporate expense decreased $0.2 million, or 5.0%, in the first quarter of 2009 compared to the first quarter of 2008. This decrease was primarily due to lower payroll, stock-based compensation and professional services, partially offset by an increase in pension expense.

Interest Expense

Interest expense decreased $1.3 million, or 34.1%, in the first quarter of 2009 compared to the same period in 2008. This increase is due to lower outstanding debt levels and lower interest rates in the first quarter of 2009 than in the first quarter of 2008. The higher debt levels in the first quarter of 2008 were primarily the result of share repurchases.

Interest Income

Interest income was down in the first quarter of 2009 compared to the same period in 2008 due to lower interest rates on investments.

Other Income and Expense

Other net expense decreased $0.7 million or 97.3% in the first quarter of 2009 compared to the first quarter of 2008, primarily due to net foreign currency transaction gains of $0.3 million in 2009 compared to losses of $0.3 million in 2008.

Income Taxes

Income tax expense decreased $3.7 million in the first quarter of 2009 compared to the same period in 2008. The effective tax rate was 37.0% for the first quarter of 2009, up slightly from 36.8% for the first quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2009, cash and cash equivalents were $49.7 million, increasing $19.6 million from December 31, 2008. This net increase was a result of net cash provided by operating activities of $33.2 million, offset by cash used in investing activities of $2.1 million and net cash used in financing activities of $11.4 million.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2009 was $33.2 million, compared to $37.0 million for the three months ended March 31, 2008. The $3.9 million year-over-year decrease was attributable to lower net income and changes within working capital assets and liabilities.

For the three months ended March 31, 2009, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the first quarter of 2009 than in the fourth quarter of 2008. Days sales outstanding of approximately 61 days at March 31, 2009 increased from 58 days at December 31, 2008 and 59 days at March 31, 2008;

•	A decrease in inventory due to Shoppers circulation curtailment and lower Shoppers ad placements;

•	A decrease in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable due to overall lower operating expenses in the first quarter of 2009 than in the fourth quarter of 2008;

•	A decrease in accrued payroll and related expenses due to timing of payroll payments and lower accrued commissions at March 31, 2009 than at December 31, 2008 due to 2009 revenue performance;

•	A decrease in customer deposits and unearned revenue due to timing of receipts and decrease in revenue levels; and

•	An increase in income taxes payable due to the timing of tax payments.

Investing Activities

Net cash used in investing activities was $2.1 million for the three months ended March 31, 2009, compared to $15.3 million for the three months ended March 31, 2008. The difference is primarily the result of the January 2008 acquisition of Mason Zimbler and lower capital expenditures in the first quarter of 2009 than in the first quarter of 2008.

Financing Activities

Net cash outflows from financing activities were $11.4 million for the three months ended March 31, 2009 compared to net cash outflows of $17.1 million for the three months ended March 31, 2008. The difference is attributable primarily to $76.6 million less spent on the repurchase of our common stock, partially offset by $55.0 million less net borrowings in the first three months of 2009 than in the first three months of 2008.

Credit Facilities

Our five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At March 31, 2009, we did not have any outstanding amounts drawn against our Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At March 31, 2009, our debt balance related to the 2006 Term Loan Facility was $165.8 million. The four-year $100 million 2008 Term Loan Facility has a maturity date of March 7, 2012. At March 31, 2009, our debt balance related to the 2008 Term Loan Facility was $97.8 million.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control prevent of default under existing agreements. As of March 31, 2009, we were in compliance with all of the covenants of our credit facilities.

In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt. Please refer to Note E of the Notes to Unaudited Condensed Consolidated Financial Statements, Interest Rate Risk, and Item 3. to this Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk, for a description of our interest rate risk.

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

The amount of cash on hand and borrowings available under our Revolving Credit Facility are influenced by a number of factors, including fluctuations in our operating results, revenue performance, accounts receivable collections, working capital changes, capital expenditures, tax payments, share repurchases, acquisitions and dividends.

Recent developments in the financial markets have increased our exposure to the possible liquidity and credit risks of counterparties to our Revolving Credit Facility. As of March 31, 2009, we had $125.0 million of unused borrowing capacity under our Revolving Credit Facility and we have not experienced any limitations to date on our ability to access this source of liquidity. Based on our current operational plans, we believe that our Revolving Credit Facility, together with cash provided by operating activities, will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next twelve months. Nevertheless, we cannot predict the impact on our business performance of the ongoing economic recession in the United States and other economies. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

Our Revolving Credit Facility matures in August 2010. If the ongoing disruptions in the credit markets continue for an extended period of time, we may be unable to obtain a replacement facility on acceptable terms or at all, or we may be unable to access funds under our Revolving Credit Facility because of counterparty risk or other factors. In that event, depending on our ability to generate sufficient cash flow from operations, our overall liquidity and ability to make payments on our indebtedness under our 2006 Term Loan Facility (which matures in September 2011) and our 2008 Term Loan Facility (which matures in March 2012) may be adversely impacted, and we may be required to seek one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise debt or equity capital. We cannot assure you that any of these actions could be affected on a timely basis or on satisfactory terms, if at all. In addition, our existing debt agreements contain restrictive covenants which may prohibit us from adopting one or more of these alternatives.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We consider the following to be our critical accounting policies, as described in detail in our 2008 Form 10-K:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Reserve for healthcare, workers’ compensation, automobile and general liability;

•	Goodwill; and

•	Stock-based compensation.

There have been no material changes to the critical accounting policies described in our 2008 Form 10-K.

As discussed in Note B, Recent Accounting Pronouncements, of the Notes to Unaudited Condensed Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. Our adoption of SFAS 141R, Business Combinations, on January 1 2009 will affect the way we account for future acquisitions, including acquisition-related costs, contingencies and contingent consideration. Our adoption of SFAS 141R may also impact the amount of information we disclose about future acquisitions.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective 30 – day rate of 0.52% at March 31, 2009). The five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At March 31, 2009, we did not have any debt outstanding under the Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At March 31, 2009, our debt balance related to the 2006 Term Loan Facility was $165.8 million. The four-year $100 million 2008 Term Loan Facility has a maturity date of March 7, 2012. At March 31, 2009, our debt balance related to the 2008 Term Loan Facility was $97.8 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt.

Assuming the actual level of borrowing throughout the first quarter of 2009, and assuming a one percentage point change in the year’s average interest rates, it is estimated that our first quarter 2009 net income would have changed by approximately $0.2 million. Due to our interest rate swap, overall debt level at March 31, 2009, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Statement of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income, which is recorded in “Other, net” in our Statement of Operations. Transactions such as these amounted to $0.3 million in pre-tax currency transaction gains in the first quarter of 2009. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is set forth in Note J to the Notes to Unaudited Condensed Consolidated Financial Statements, Litigation Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2008 Form 10-K. Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q, for a discussion of the ongoing economic downturn in the United States and other economies and its adverse impact on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2009:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2009	17,781	$7.30	—	10,475,491
February 1 – 28, 2009	—	$—	—	10,475,491
March 1 – 31, 2009	—	$—	—	10,475,491

Total	17,781	$7.30	—

(1)	During the first quarter of 2009, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of March 31, 2009, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program.
(2)	Total number of shares purchased includes shares, if any, purchased as part of our publicly announced stock repurchase program, plus shares withheld to pay applicable withholding taxes and the exercise price related to stock options, and shares withheld to pay applicable withholding taxes related to the vesting of nonvested shares, pursuant to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan.

Item 6.	Exhibits

See Index to Exhibits on Page 29.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 5, 2009	/s/ Larry Franklin
Date	Larry Franklin
President and Chief Executive Officer

May 5, 2009	/s/ Douglas Shepard
Date	Douglas Shepard
Executive Vice President and
Chief Financial Officer

May 5, 2009	/s/ Jessica Huff
Date	Jessica Huff
Vice President, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Form of Change of Control Severance Agreement between Harte-Hanks, Inc. and its President and Chief Executive Officer (incorporated by reference to Exhibit 10.4 to Harte-Hanks’ Form 8-K, dated June 27, 2008).

10.2	Harte-Hanks, Inc. 2005 Omnibus Incentive Plan (As Amended and Restated Effective February 13, 2009) (incorporated by reference to Exhibit 10.1 to Harte-Hanks’ Form 8-K dated February 13, 2009).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith