Form 10-Q
period 2009-06-30
HARTE HANKS INC
filed 2009-07-31
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 24, 2009 was 63,570,192 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2009

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$74,938	$30,161
Accounts receivable (less allowance for doubtful accounts of $3,057 at June 30, 2009 and $4,191 at December 31, 2008)	131,887	169,418
Inventory	5,090	7,481
Prepaid expenses	14,527	14,169
Current deferred income tax asset	10,518	13,000
Other current assets	2,495	6,974

Total current assets	239,455	241,203

Property, plant and equipment (less accumulated depreciation of $239,969 at June 30, 2009 and $231,197 at December 31, 2008)	86,130	97,433
Goodwill, net	552,886	552,877
Other intangible assets (less accumulated amortization of $13,147 at June 30, 2009 and $12,241 at December 31, 2008)	17,083	17,989
Other assets	3,954	4,064

Total assets	$899,508	$913,566

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$38,813	$30,938
Accounts payable	35,042	48,182
Accrued payroll and related expenses	17,690	22,177
Customer deposits and deferred revenue	55,495	58,227
Income taxes payable	11,510	9,128
Other current liabilities	11,024	19,083

Total current liabilities	169,574	187,735

Long-term debt	217,562	239,687
Other long-term liabilities (including deferred income taxes of $67,519 at June 30, 2009 and $65,723 at December 31, 2008)	138,326	129,772

Total liabilities	525,462	557,194

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,241,270 shares issued at June 30, 2009 and 118,085,480 shares issued at December 31, 2008	118,241	118,085
Additional paid-in capital	332,410	331,227
Retained earnings	1,199,992	1,189,376
Less treasury stock: 54,674,955 shares at cost at June 30, 2009 and 54,672,070 shares at cost at December 31, 2008	(1,236,373)	(1,236,581)
Accumulated other comprehensive loss	(40,224)	(45,735)

Total stockholders’ equity	374,046	356,372

Total liabilities and stockholders’ equity	$899,508	$913,566

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2009	2008

Operating revenues	$215,662	$274,756

Operating expenses
Labor	90,004	111,351
Production and distribution	76,732	98,441
Advertising, selling, general and administrative	16,672	21,198
Depreciation and software amortization	6,869	8,289
Intangible asset amortization	453	737

Total operating expenses	190,730	240,016

Operating income	24,932	34,740

Other expenses (income)
Interest expense	2,513	3,575
Interest income	(65)	(115)
Other, net	1,684	970

	4,132	4,430

Income before income taxes	20,800	30,310
Income tax expense	7,742	12,096

Net income	$13,058	$18,214

Basic earnings per common share	$0.21	$0.29

Weighted-average common shares outstanding	63,566	63,214

Diluted earnings per common share	$0.20	$0.29

Weighted-average common and common equivalent shares outstanding	63,737	63,303

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

Operating revenues	$433,336	$543,265

Operating expenses
Labor	189,246	227,166
Production and distribution	157,159	194,881
Advertising, selling, general and administrative	32,029	42,588
Depreciation and software amortization	15,306	16,604
Intangible asset amortization	906	1,475

Total operating expenses	394,646	482,714

Operating income	38,690	60,551

Other expenses (income)
Interest expense	4,991	7,338
Interest income	(90)	(226)
Other, net	1,702	1,638

	6,603	8,750

Income before income taxes	32,087	51,801
Income tax expense	11,914	20,001

Net income	$20,173	$31,800

Basic earnings per common share	$0.32	$0.49

Weighted-average common shares outstanding	63,541	64,537

Diluted earnings per common share	$0.32	$0.49

Weighted-average common and common equivalent shares outstanding	63,665	64,720

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$20,173	$31,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	15,306	16,604
Intangible asset amortization	906	1,475
Stock-based compensation	1,507	2,891
Excess tax benefits from stock-based compensation	(13)	(120)
Deferred income taxes	3,743	3,692
Other, net	38	128
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	37,531	17,492
Decrease (increase) in inventory	2,391	(846)
Decrease (increase) in prepaid expenses and other current assets	4,121	(3,536)
Decrease in accounts payable	(13,140)	(13,337)
Decrease in other accrued expenses and other current liabilities	(7,525)	(4,743)
Other, net	6,243	1,914

Net cash provided by operating activities	71,281	53,414

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(8,609)
Purchases of property, plant and equipment	(3,918)	(12,041)
Proceeds from sale of property, plant and equipment	71	113

Net cash used in investing activities	(3,847)	(20,537)

Cash Flows from Financing Activities
Borrowings	—	177,000
Repayment of borrowings	(14,250)	(126,750)
Issuance of common stock	538	3,037
Purchase of treasury stock	—	(76,649)
Excess tax benefits from stock-based compensation	13	120
Dividends paid	(9,557)	(9,676)

Net cash used in financing activities	(23,256)	(32,918)

Effect of exchange rate changes on cash and cash equivalents	599	176
Net increase in cash and cash equivalents	44,777	135
Cash and cash equivalents at beginning of year	30,161	22,847

Cash and cash equivalents at end of period	$74,938	$22,982

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2009 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	$117,693	$323,182	$1,145,736	$(1,160,205)	$(17,894)	$408,512
Common stock issued – employee stock purchase plan	298	2,639	—	—	—	2,937
Exercise of stock options and release of nonvested shares	94	1,267	—	(49)	—	1,312
Net tax effect of options exercised	—	(1,550)	—	—	—	(1,550)
Stock-based compensation	—	5,827	—	—	—	5,827
Dividends paid ($0.30 per share)	—	—	(19,101)	—	—	(19,101)
Treasury stock repurchased	—	—	—	(76,649)	—	(76,649)
Treasury stock issued	—	(138)	—	322	—	184
Comprehensive income:
Net income	—	—	62,741	—	—	62,741
Adjustment to pension liability (net of tax benefit of $15,259)	—	—	—	—	(22,886)	(22,886)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $762)	—	—	—	—	(1,146)	(1,146)
Foreign currency translation adjustment	—	—	—	—	(3,809)	(3,809)

Total comprehensive income						34,900

Balance at December 31, 2008	118,085	331,227	1,189,376	(1,236,581)	(45,735)	356,372
Common stock issued – employee stock purchase plan	85	402	—	—	—	487
Exercise of stock options and release of nonvested shares	71	29	—	(129)	—	(29)
Net tax effect of options exercised	—	(504)	—	—	—	(504)
Stock-based compensation	—	1,507	—	—	—	1,507
Dividends paid ($0.15 per share)	—	—	(9,557)	—	—	(9,557)
Treasury stock issued	—	(251)	—	337	—	86
Comprehensive income:
Net income	—	—	20,173	—	—	20,173
Adjustment to pension liability (net of tax expense of $1,162)	—	—	—	—	1,742	1,742
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $1,143)	—	—	—	—	1,716	1,716
Foreign currency translation adjustment	—	—	—	—	2,053	2,053

Total comprehensive income						25,684

Balance at June 30, 2009	$118,241	$332,410	$1,199,992	$(1,236,373)	$(40,224)	$374,046

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

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

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

Note B – Recent Accounting Pronouncements

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

We will adopt SFAS 132R-1 on December 31, 2009 and the additional disclosures will be included in our annual report on Form 10-K for the year ended December 31, 2009. The adoption of SFAS 132R-1 will not affect our consolidated financial statements.

In April 2009, we adopted FASB Staff Position FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1). FSP 107-1 requires an entity to provide the disclosures previously required annually by SFAS 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. New disclosures required by FSP 107-1 are included in Note F, Fair Value of Financial Instruments. The adoption of FSP 107-1 did not affect our consolidated financial statements.

In June 2009, we adopted the provisions of SFAS No. 165, Subsequent Events, (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. SFAS 165 sets forth:

•	The period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•

The disclosures that an entity should make about events or transactions that occurred after the balance sheet date, as well as the date through which management has evaluated subsequent events and the basis for that date.

New disclosures required by SFAS 165 are included in Note M, Subsequent Events. The adoption of SFAS 165 did not affect our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have an impact on our financial statements.

Note C – Income Taxes

Our second quarter 2009 income tax provision of $7.7 million was calculated using an effective income tax rate of approximately 37.2%. Our first half 2009 income tax provision of $11.9 million was calculated using an effective income tax rate of approximately 37.1%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2009. The effective income tax rate calculated is higher than the federal statutory rate of 35%, primarily due to the addition of state income taxes.

At January 1, 2009, unrecognized tax benefits for uncertain tax positions totaled $7.1 million. If recognized, the entire unrecognized tax benefit amount, $4.8 million net of tax, would impact the effective tax rate. In addition, interest and penalties accrued at January 1, 2009 totaled $3.2 million, or $2.5 million net of tax. There have been no significant changes to these amounts during the six months ended June 30, 2009.

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

Note D – Stock-Based Compensation

We recognized $1.2 million and $1.7 million of stock-based compensation during the three months ended June 30, 2009 and 2008, respectively. We recognized $1.5 million and $2.9 million of stock-based compensation during the six months ended June 30, 2009 and 2008, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2009, which is consistent with the timing of previous annual grants. We did not have any significant stock-based compensation activity in the second quarter of 2009.

In May 2009 our stockholders approved an amendment to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan to increase the maximum number of authorized shares that may be issued thereunder by 4,600,000 shares, from 4,570,000 shares to 9,170,000 shares.

Note E – Interest Rate Risk

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

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changes the variable-rate cash flow exposure on the $150.0 million notional amount to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we receive London Interbank Offered Rate (LIBOR) based variable interest rate payments and make fixed-interest rate payments, thereby creating fixed-rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 Revolving Credit Facility and 2006 Term Loan Facility. As such, we report the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value is determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). At June 30, 2009, this swap is recorded at fair value as a $1.6 million liability. We reclassified into earnings losses of $1.6 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively, that were related to the swap and previously reported in other comprehensive loss. We reclassified into earnings losses of $3.2 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively, that were related to the swap and previously reported in other comprehensive loss. We expect losses of $1.6 million to be reclassified into earnings in the third quarter of 2009. These expected losses are currently reported in other comprehensive loss. The amount ultimately realized, however, could differ as interest rates change.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table provides additional detail of the fair value of our swap liability at June 30, 2009 by level within the SFAS 157 fair value measurement hierarchy, as required by SFAS 157:

In thousands	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,643	$—	$1,643	$—

Total	$1,643	$—	$1,643	$—

The following table presents the location of our derivative instrument on the Consolidated Balance Sheets:

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap	Not applicable	$—	Not applicable	$—	Other current liabilities	$1,643	Other current liabilities	$4,502

Total Derivatives		$—		$—		$1,643		$4,502

The following table presents the impact of our derivative instrument on the Consolidated Statement of Operations for the three months ended June 30:

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
In thousands	2009	2008		2009	2008
Derivatives in Cash Flow Hedging Relationships
Interest rate swap	$(160)	$1,722	Interest expense	$(1,606)	$(762)

Total	$(160)	$1,722		$(1,606)	$(762)

The following table presents the impact of our derivative instrument on the Consolidated Statement of Operations for the six months ended June 30:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
In thousands	2009	2008		2009	2008
Derivatives in Cash Flow Hedging Relationships
Interest rate swap	$(323)	$(1,553)	Interest expense	$(3,182)	$(1,102)

Total	$(323)	$(1,553)		$(3,182)	$(1,102)

Note F – Fair Value of Financial Instruments

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable and trade payables. The carrying value of the interest rate swap is adjusted to fair value at the end of each fiscal quarter and is disclosed in Note E, Interest Rate Risk.

The carrying values and estimated fair values of our outstanding debt were as follows:

	June 30, 2009		December 31, 2008
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$256,375	$242,076	$270,625	$251,534

The fair value of our outstanding debt was estimated based on the current rates proposed to us by our bankers for debt of the same remaining maturity and characteristics.

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2009	2008

BASIC EPS
Net Income	$13,058	$18,214

Weighted-average common shares outstanding used in earnings per share computations	63,566	63,214

Earnings per common share	$0.21	$0.29

DILUTED EPS
Net Income	$13,058	$18,214

Shares used in diluted earnings per share computations	63,737	63,303

Earnings per common share	$0.20	$0.29

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,566	63,214
Weighted-average common equivalent shares – dilutive effect of stock options and awards	171	89

Shares used in diluted earnings per share computations	63,737	63,303

5.7 million and 7.4 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2009 and 2008, respectively.

	Six Months Ended June 30,
In thousands, except per share amounts	2009	2008

BASIC EPS
Net Income	$20,173	$31,800

Weighted-average common shares outstanding used in earnings per share computations	63,541	64,537

Earnings per common share	$0.32	$0.49

DILUTED EPS
Net Income	$20,173	$31,800

Shares used in diluted earnings per share computations	63,665	64,720

Earnings per common share	$0.32	$0.49

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,541	64,537
Weighted-average common equivalent shares – dilutive effect of stock options and awards	124	183

Shares used in diluted earnings per share computations	63,665	64,720

7.5 million and 7.0 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2009 and 2008, respectively.

Note H – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended June 30,
In thousands	2009	2008

Operating revenues
Direct Marketing	$145,341	$182,203
Shoppers	70,321	92,553

Total operating revenues	$215,662	$274,756

Operating income (loss)
Direct Marketing	$24,708	$25,935
Shoppers	3,173	11,727
Corporate Activities	(2,949)	(2,922)

Total operating income	$24,932	$34,740

Income before income taxes
Operating income	$24,932	$34,740
Interest expense	(2,513)	(3,575)
Interest income	65	115
Other, net	(1,684)	(970)

Total income before income taxes	$20,800	$30,310

	Six Months Ended June 30,
In thousands	2009	2008

Operating revenues
Direct Marketing	$292,162	$361,313
Shoppers	141,174	181,952

Total operating revenues	$433,336	$543,265

Operating income (loss)
Direct Marketing	$43,932	$47,178
Shoppers	688	19,432
Corporate Activities	(5,930)	(6,059)

Total operating income	$38,690	$60,551

Income before income taxes
Operating income	$38,690	$60,551
Interest expense	(4,991)	(7,338)
Interest income	90	226
Other, net	(1,702)	(1,638)

Total income before income taxes	$32,087	$51,801

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,
In thousands	2009	2008

Service cost	$137	$168
Interest cost	2,038	1,992
Expected return on plan assets	(1,401)	(2,244)
Amortization of prior service cost	14	15
Transition obligation	3	24
Recognized actuarial loss	1,436	501

Net periodic benefit cost	$2,227	$456

	Six Months Ended June 30,
In thousands	2009	2008

Service Cost	$274	$336
Interest Cost	4,077	3,984
Expected return on plan assets	(2,802)	(4,488)
Amortization of prior service cost	27	30
Transition obligation	5	48
Recognized actuarial loss	2,872	1,003

Net periodic benefit cost	$4,453	$913

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

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended June 30,
In thousands	2009	2008

Net income	$13,058	$18,214
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $581 and $216 in 2009 and 2008, respectively)	871	325
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $578 in 2009 and $994 in 2008, respectively)	868	1,489
Foreign currency translation adjustment	2,787	211

Total comprehensive income	$17,584	$20,239

	Six Months Ended June 30,
In thousands	2009	2008

Net income	$20,173	$31,800
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $1,162 and $432 in 2009 and 2008, respectively)	1,742	650
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $1,143 in 2009 and tax benefit $179 in 2008, respectively)	1,716	(272)
Foreign currency translation adjustment	2,053	1,032

Total comprehensive income	$25,684	$33,210

Note K – Goodwill

As of June 30, 2009 and December 31, 2008, Harte-Hanks, Inc. had goodwill of approximately $552.9 million. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired. Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively effect our business and financial performance. We perform our annual goodwill impairment assessment as of November 30th of each year.

Due to the continued uncertainty in the overall economic climate, we reviewed the significant assumptions in our goodwill analysis during the first and second quarters of 2009 in order to determine if it was more likely than not that our reporting units’ fair values were less than their carrying values. The analyses focused on our current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing our reporting units’ fair values. Based on these analyses, we determined that we did not have any triggering events requiring us to perform a goodwill assessment during the six months ended June 30, 2009.

Note L – Litigation Contingencies

On March 23, 2001, inactive Harte-Hanks Shoppers employees Frank Gattuso and Ernest Sigala filed a putative class action against Harte-Hanks Shoppers, Inc., claiming that Harte-Hanks Shoppers failed to comply with a California statutory provision requiring an employer to indemnify employees for expenses incurred on behalf of the employer. The plaintiffs allege that Harte-Hanks Shoppers failed to reimburse them for expenses of using their automobiles as outside sales representatives and failed to accurately itemize these expenses on plaintiffs’ wage statements. The suit was filed in Los Angeles County Superior Court. The putative class that plaintiffs seek to represent has been limited to all California Harte-Hanks outside sales representatives who were not separately reimbursed apart from their base salary and commissions for the expenses they incurred in using their own automobiles after early 1998. The plaintiffs seek indemnification and compensatory damages, statutory damages, exemplary damages, penalties, interest, costs of suit, and attorneys’ fees. Harte-Hanks Shoppers filed a cross-complaint seeking a declaratory judgment that the plaintiffs have been indemnified for their automobile expenses by the higher salaries and commissions paid to them as outside sales representatives. The cross-complaint also alleges conversion, unjust enrichment, constructive trust and rescission and restitution based on mutual mistake. On January 30, 2002, the trial court ruled that California Labor Code Section 2802 requires employers to reimburse employees for mileage and other expenses incurred in the course of employment, but that an employer is permitted to pay increased wages or commissions instead of indemnifying actual expenses. On May 28, 2003, the trial court denied the plaintiffs’ motion for class certification. On October 27, 2005, the California Court of Appeal issued a unanimous opinion affirming the trial court’s rulings, including the interpretation of Labor Code Section 2802 and denial of class certification. On November 23, 2005, the Court of Appeal denied the plaintiffs’ petition for rehearing. On November 5, 2007, the California Supreme Court affirmed the trial court’s ruling that Labor Code Section 2802 permits lump sum reimbursement and that an employer may satisfy its obligations to indemnify employees for reasonable and necessary business expenses under Labor Code Section 2802 by paying enhanced taxable compensation. The Supreme Court remanded the matter back to the trial court for further proceedings related to the class certification issue and directed the trial court to consider whether the following issues could properly be resolved on a class-wide basis: (1) did Harte-Hanks Shoppers adopt a practice or policy of reimbursing outside sales representatives for automobile expenses by paying them higher commission rates and base salaries than it paid to inside sales representatives, (2) did Harte-Hanks Shoppers establish a method to apportion the enhanced compensation payments between compensation for labor performed and expense reimbursement and (3) was the amount paid for expense reimbursement sufficient to fully reimburse the employees for the automobile expenses they reasonably and necessarily incurred. On July 29, 2008, the trial court stated its intention to issue a split class action certification ruling, certifying a class action with respect to the first two questions listed immediately above (adoption of a policy or practice, and establishment of an apportionment method) and denying class certification on the third question listed immediately above (sufficiency of reimbursement). On May 19, 2009, the trial court issued its written partial class certification order, as described in the immediately preceding sentence. Based upon its belief that the conditions for a loss accrual described in SFAS No. 5, Accounting for Contingencies, have not been met, Harte-Hanks has made no accrual for this loss contingency. An estimate of the possible loss or range of loss from any adverse result on this case cannot reasonably be made. We believe that we have substantial meritorious defenses to these claims and we intend to vigorously defend the lawsuit. Nevertheless, we cannot predict the impact of future developments in this lawsuit, and any resolution of this lawsuit within a particular fiscal quarter may adversely impact our results of operations for that quarter.

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

Note M – Subsequent Events

We have evaluated subsequent events from June 30, 2009 through the filing of this Form 10-Q on July 31, 2009, the date the financial statements were issued. No material subsequent events have occurred during this time which would require recognition in the financial statements or disclosure in the footnotes.

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K) and any updates thereto in our Forms 10-Q and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2009 earnings release issued on July 31, 2009. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Revenues from the Direct Marketing segment represented approximately 67% of our total revenue for the three months and six months ended June 30, 2009.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by standard mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. At June 30, 2009, our Shoppers were zoned into more than 950 separate editions with total circulation of approximately 11.5 million addresses in California and Florida each week. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com (California) and TheFlyer.com (Florida). These sites are online advertising portals, bringing buyers and sellers together through our online products, including local classifieds, business listings, coupons, special offers and Power Sites. Power Sites are templated web sites for our customers, optimized to help small / medium sized business owners establish a web presence and improve their lead generation.

Revenues from the Shoppers segment represented approximately 33% of our total revenue for the three months and six months ended June 30, 2009.

During the first half of 2009, our businesses continued to face challenging economic environments, which negatively impacted our financial performance. Marketing budgets are often more discretionary in nature and easier to reduce in the short-term than other expenses in response to weak economic conditions. Difficult economic conditions, in some cases including consolidation and bankruptcies of customers and prospective customers in the industry verticals that we serve, have resulted in pricing pressures and in reduced demand for our products and services.

Direct Marketing revenues are dependent on, among other things, national, regional and international economic and business conditions. During the first half of 2009, the ongoing economic recession in the United States and other economies continued to adversely impact the marketing expenditures and activities of our customers, resulting in pricing pressures, significant reductions and delays in spending by clients.

Revenues from our Shoppers business are largely dependent on local advertising expenditures in the California and Florida geographies in which we operate. Such expenditures are substantially affected by the strength of the local economies in those markets. During the first half of 2009, the negative trends and economic conditions that we have seen since the second half of 2007 in California and Florida continued.

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

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands, except per share amounts	Three months ended			Six months ended
	June 30, 2009	June 30, 2008	Change	June 30, 2009	June 30, 2008	Change
Revenues	$215,662	$274,756	-21.5%	$433,336	$543,265	-20.2%
Operating expenses	190,730	240,016	-20.5%	394,646	482,714	-18.2%

Operating income	$24,932	$34,740	-28.2%	$38,690	$60,551	-36.1%

Net income	$13,058	$18,214	-28.3%	$20,173	$31,800	-36.6%

Diluted earnings per share	$0.20	$0.29	-31.0%	$0.32	$0.49	-34.7%

2nd Quarter 2009 vs. 2nd Quarter 2008

Revenues

Consolidated revenues decreased 21.5%, to $215.7 million, and operating income decreased 28.2% to $24.9 million in the second quarter of 2009 compared to the second quarter of 2008. Our overall results reflect decreased revenues of $36.9 million, or 20.2%, from our Direct Marketing segment and decreased revenues of $22.2 million, or 24.0%, from our Shoppers segment. Direct Marketing experienced a year-over-year revenue decline in the low teens from our pharma/healthcare and high tech/telecom vertical and 20% declines from our retail and select verticals, while revenues from the financial services vertical declined more than 35%. These results reflect the effects of the ongoing economic recession on our Direct Marketing business. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in Shoppers revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of circulation of approximately 1.5 million addresses from July of 2008 to February of 2009. Excluding revenues from discontinued circulation, Shoppers revenues decreased approximately 20.0%.

Operating Expenses

Overall operating expenses decreased 20.5%, to $190.7 million, in the second quarter of 2009 compared to the second quarter of 2008. The overall decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $35.6 million, or 22.8%, decreased operating expenses in Shoppers of $13.7 million, or 16.9%, partially offset by an increase in general corporate expense of 0.9%. The Direct Marketing decrease was primarily a result of headcount reductions, lower outsourced costs, lower logistics-related transportation costs resulting from lower volumes, and travel restrictions. The decrease at Shoppers was primarily due to postage related to circulation curtailments, declines in ad placements and distribution volumes, headcount reductions and decreased promotion-related expense. The overall decrease in operating expenses was partially offset by a $1.7 million increase in pension expense due to 2008 declines in the market value of our pension plan assets.

Net Income/Earnings Per Share

Net income decreased 28.3%, to $13.1 million, and diluted earnings per share decreased 31.0%, to $0.20 per share, in the second quarter of 2009 when compared to the second quarter of 2008. The decrease in net income was a result of decreased operating income from both Shoppers and Direct Marketing, partially offset by lower interest expense and a lower effective tax rate.

First Half 2009 vs. First Half 2008

Revenues

Consolidated revenues decreased 20.2%, to $433.3 million, and operating income decreased 36.1% to $38.7 million in the first half of 2009 compared to the first half of 2008. Our overall results reflect decreased revenues of $69.2 million, or 19.1%, from our Direct Marketing segment and decreased revenues of $40.8 million, or 19.1%, from our Shoppers segment. Direct Marketing experienced a year-over-year revenue decline from our pharma/healthcare vertical in the low teens, declines in the mid-teens from our retail, high tech/telecom and select verticals, while revenues from the financial services vertical declined more than 35%. These results reflect the effects of the ongoing economic recession on our Direct Marketing business. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in Shoppers revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of circulation of approximately 1.5 million addresses from July of 2008 to February of 2009. Excluding revenues from discontinued circulation, Shoppers revenues decreased approximately 18.6%.

Operating Expenses

Overall operating expenses decreased 18.2%, to $394.6 million, in the first half of 2009 compared to the first half of 2008. The overall decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $65.9 million, or 21.0%, decreased operating expenses in Shoppers of $22.0 million, or 13.6%, and decreased general corporate expense of $0.1 million, or 2.1%. The Direct Marketing decrease was primarily a result of headcount reductions, lower outsourced costs, lower logistics-related transportation costs resulting from lower volumes, and travel restrictions. The decrease at Shoppers was primarily due to postage related to circulation curtailments, declines in ad placements and distribution volumes, headcount reductions and decreased promotion-related expense. The overall decrease in operating expenses was partially offset by a $3.4 million increase in pension expense due to 2008 declines in the market value of our pension plan assets.

Net Income/Earnings Per Share

Net income decreased 36.6%, to $20.2 million, and diluted earnings per share decreased 34.7%, to $0.32 per share, in the first half of 2009 when compared to the first half of 2008. The decrease in net income was a result of decreased operating income from both Shoppers and Direct Marketing, partially offset by lower interest expense, lower general corporate expense and a lower effective tax rate.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2009	June 30, 2008	Change	June 30, 2009	June 30, 2008	Change
Revenues	$145,341	$182,203	-20.2%	$292,162	$361,313	-19.1%
Operating expenses	120,633	156,268	-22.8%	248,230	314,135	-21.0%

Operating income	$24,708	$25,935	-4.7%	$43,932	$47,178	-6.9%

2nd Quarter 2009 vs. 2nd Quarter 2008

Revenues

Direct Marketing revenues decreased $36.9 million, or 20.2%, in the second quarter of 2009 compared to the second quarter of 2008. Revenues from all of our vertical markets experienced double-digit declines in the second quarter compared to the second quarter of 2008. Our pharma/healthcare and high tech/telecom verticals experienced a revenue decline in the low teens, while our retail and select verticals declined 20%. The financial services vertical continued to be the most challenging, with revenues declining over 35% for the quarter. These results reflect the effects of the ongoing economic recession on our Direct Marketing business. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. Revenues for Direct Marketing are affected by a number of factors, including general national and international economic trends.

Short-term revenue performance will depend on, among other factors, the impact and duration of the ongoing economic recession and overall strength of the national and international economies and how successful we are at maintaining and growing business with existing clients, acquiring new clients and meeting client demands. We believe that in the long term an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment, and that our business will benefit as a result. Standard postage rates have increased in recent years, and increased again in May 2009. The average postage rate for our Direct Marketing customers increased by approximately 3.8% as a result of the May 2009 rate increase. Postage rates influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. There is no assurance that future postal increases will not have an adverse impact on us.

Operating Expenses

Operating expenses decreased $35.6 million, or 22.8%, in the second quarter of 2009 compared to the second quarter of 2008. Labor costs decreased $16.8 million, or 20.6%, due to headcount reductions, lower commissions as a result of revenue performance, a decrease in severance, and lower stock-based compensation. The decrease in labor costs was partially offset by an increase in pension expense. Production and distribution costs decreased $14.9 million, or 27.4%, due to lower outsourced costs as a result of lower outsourced volumes, and lower logistics-related transportation costs resulting from reduced transportation volumes and decreased transportation costs. General and administrative expense decreased $2.4 million, or 17.7%, due primarily to less travel. Depreciation and software amortization expense decreased $1.3 million, or 19.8%, due to decreased capital expenditures in the last several quarters. Intangible asset amortization decreased $0.3 million, or 57.1%, due to certain intangible assets becoming fully amortized

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Fuel costs have increased significantly in the last few years and were at historically high levels throughout much of 2008 before decreasing significantly in the fourth quarter of 2008 and holding at those levels in the first half of 2009. Future changes in fuel costs will continue to impact Direct Marketing’s total production costs and total operating expenses and may have an impact on future demand for our transportation services.

As a result of the tough economic conditions, we have taken, and are continuing to take, actions to adjust our expense base to reduced revenue levels. These actions include headcount reductions, consolidating businesses and closing facilities, wage freezes and reductions, tightened management of capital spending, non-client travel restrictions and enhanced controls around accounts receivable and collections. We realized a positive impact on our first half 2009 Direct Marketing operating costs and we anticipate realizing a positive impact on the full year 2009 Direct Marketing operating costs as a result of these actions.

First Half 2009 vs. First Half 2008

Revenues

Direct Marketing revenues decreased $69.2 million, or 19.1%, in the first half of 2009 compared to the first half of 2008. Revenues from all of our vertical markets experienced declines in the first half of 2009 compared to the first half of 2008. Our pharma/healthcare vertical experienced a revenue decline in the low teens while our retail, high tech/telecom and select verticals declined in the mid-teens. The financial services vertical continued to be the most challenging, with revenues declining over 35% in the first half of 2009 compared to the first half of 2008.

Operating Expenses

Operating expenses decreased $65.9 million, or 21.0%, in the first half of 2009 compared to the first half of 2008. Labor costs decreased $28.8 million, or 17.4%, due to headcount reductions, lower commissions as a result of revenue performance, and lower stock-based compensation. This decrease was partially offset by an increase in severance and pension expense. Production and distribution costs decreased $28.1 million, or 25.9%, due to lower outsourced costs as a result of lower outsourced volumes, and lower logistics-related transportation costs resulting from reduced transportation volumes and decreased transportation costs. General and administrative expense decreased $6.4 million, or 23.6%, due primarily to less travel. Depreciation and software amortization expense decreased $2.1 million, or 16.6%, due to decreased capital expenditures in the last several quarters. Intangible asset amortization decreased $0.5 million, or 57.1%, due to certain intangible assets becoming fully amortized

Shoppers

	Three months ended			Six months ended
In thousands	June 30, 2009	June 30, 2008	Change	June 30, 2009	June 30, 2008	Change
Revenues	$70,321	$92,553	-24.0%	$141,174	$181,952	-22.4%
Operating expenses	67,148	80,826	-16.9%	140,486	162,520	-13.6%

Operating income	$3,173	$11,727	-72.9%	$688	$19,432	-96.5%

2nd Quarter 2009 vs. 2nd Quarter 2008

Revenues

Shoppers revenues decreased $22.2 million, or 24.0%, in the second quarter of 2009 compared to the second quarter of 2008. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of circulation of approximately 250,000 in July of 2008, 500,000 in December of 2008 and 700,000 in February of 2009. The net impact of these circulation curtailments was a reduction in Shoppers revenues of $4.6 million in the second quarter of 2009 compared to the second quarter of 2008. Excluding revenues from discontinued circulation, Shoppers revenues decreased approximately 20.0%. The net impact of these circulation curtailments on the full year 2009 compared to the full year 2008 will be a reduction in Shoppers revenues of $15.5 million. At June 30, 2009 our Shoppers circulation reached approximately 11.5 million addresses each week. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Operating Expenses

Operating expenses decreased $13.7 million, or 16.9%, in the second quarter of 2009 compared to the second quarter of 2008. Total labor costs decreased $5.0 million, or 17.9%, as a result of reductions in our Shoppers workforce due to consolidations and circulation curtailments. Total production costs decreased $6.8 million, or 15.5%, due primarily to decreased postage costs resulting from circulation curtailments and distribution volumes, decreased offload printing costs due to decreased distribution volumes and decreased paper costs due to circulation reductions and a decline in ad placements. Total general and administrative costs decreased $1.7 million, or 25.4%, due primarily to lower promotion-related expense due to revenue levels, lower insurance expense due to favorable workers compensation experience, and decreased bad debt expense due to timing and recoveries. Depreciation and software amortization expense decreased $0.2 million, or 8.0%, due to decreased capital expenditures in the last several quarters.

Shoppers largest cost components are labor, postage and paper. Shoppers labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates have increased in recent years, and increased again in May 2009. Shoppers postage rates increased by approximately 1.4% as a result of the May 2009 rate increase. Paper prices were down for much of 2008 before increasing in the second half of 2008 and continuing to increase in the first half of 2009. We expect average paper prices to continue to increase in the third quarter of 2009 and then stabilize in the fourth quarter of 2009. Average paper prices for the full year 2009 are expected to be approximately 7.0% higher than our average prices for the full year 2008. This increase and future changes in paper prices will affect Shoppers production costs. At the end of the first quarter of 2009, we completed the consolidation of our two Florida production facilities into one facility. We incurred approximately $2.0 million in costs in the first quarter related to this action. The expected 2009 savings from this consolidation will be offset by the 2009 first quarter charges.

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

First Half 2009 vs. First Half 2008

Revenues

Shoppers revenues decreased $40.8 million, or 22.4%, in the first half of 2009 compared to the first half of 2008. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of circulation of approximately 250,000 in July of 2008, 500,000 in December of 2008 and 700,000 in February of 2009. The net impact of these circulation curtailments was a reduction in Shoppers revenues of $8.5 million in the first half of 2009 compared to the first half of 2008. Excluding revenues from discontinued circulation, Shoppers revenues decreased approximately 18.6%.

Operating Expenses

Operating expenses decreased $22.0 million, or 13.6%, in the first half of 2009 compared to the first half of 2008. Total labor costs decreased $10.0 million, or 17.0%, as a result of reductions in our Shoppers workforce due to consolidations and circulation curtailments. Total production costs decreased $9.6 million, or 11.1%, due primarily to decreased postage costs resulting from circulation curtailments and distribution volumes, decreased offload printing costs due to decreased distribution volumes and decreased paper costs due to circulation reductions and a decline in ad placements. This decrease was partially offset by $1.6 million in lease write-offs in the first quarter of 2009 related to the consolidations and circulation curtailments. Total general and administrative costs decreased $3.3 million, or 24.5%, due primarily to lower promotion-related expense due to revenue levels, and lower insurance expense due to favorable workers compensation experience. Depreciation and software amortization expense increased $0.8 million, or 22.2%, due to the acceleration of depreciation of assets related to the circulation curtailments and plant consolidation.

General Corporate Expense

General corporate expense increased 0.9% in the second quarter of 2009 compared to the second quarter of 2008 due to an increase in pension expense. Pension expense increased due to 2008 declines in the market value of our pension plan assets. This increase was partially offset by lower payroll, professional services and stock-based compensation. General corporate expense decreased $0.1 million, or 2.1%, in the first half of 2009 compared to the first half of 2008. This decrease was primarily due to lower payroll, stock-based compensation and professional services, partially offset by an increase in pension expense.

Interest Expense

Interest expense decreased $1.1 million, or 29.7%, in the second quarter of 2009 and $2.3 million, or 32.0%, in the first half of 2009 compared to the same periods in 2008. These decreases are due to lower outstanding debt levels and lower interest rates in the second quarter and first half of 2009 than in the same periods in 2008. The higher debt levels in 2008 were primarily the result of financing share repurchases.

Interest Income

Interest income was down in the second quarter and first half of 2009 compared to the same period in 2008 due to lower interest rates on investments.

Other Income and Expense

Other net expense increased $0.7 million, or 73.6%, in the second quarter of 2009 and $0.1 million, or 3.9%, in the first half of 2009 compared to the same periods in of 2008, primarily due to an increase in net foreign currency transaction losses.

Income Taxes

Income tax expense decreased $4.4 million in the second quarter and $8.1 million in the first half of 2009 compared to the same periods in 2008. The effective tax rate was 37.2% for the second quarter of 2009, down from 39.9% for the second quarter of 2008. The effective tax rate was 37.1% for the first half of 2009, down from 38.6% for the first half of 2008. The decrease in the effective tax rate is primarily due to a decrease in our state income tax, as operations in states with higher tax rates have been more negatively impacted by the economic downturn.

Economic Climate and Impact on our Financial Statements

The current economic climate has had a negative impact on our operations and cash flows for the three months and six months ended 6/30/09 and our financial position at 6/30/09. We cannot predict the timing, strength or duration of the current economic recession or any subsequent economic recovery. If the economic climate and markets we serve deteriorate, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2009, cash and cash equivalents were $74.9 million, increasing $44.8 million from December 31, 2008. This net increase was a result of net cash provided by operating activities of $71.3 million, partially offset by cash used in investing activities of $3.8 million and net cash used in financing activities of $23.3 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2009 was $71.3 million, compared to $53.4 million for the six months ended June 30, 2008. The $17.9 million year-over-year increase was attributable to changes within working capital assets and liabilities, partially offset by lower net income.

For the six months ended June 30, 2009, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the second quarter of 2009 than in the fourth quarter of 2008. Days sales outstanding of approximately 56 days at June 30, 2009 decreased from 58 days at December 31, 2008 and 61 days at June 30, 2008;

•	A decrease in inventory due to Shoppers circulation curtailment and lower Shoppers ad placements;

•	A decrease in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable due to overall lower operating expenses in the second quarter of 2009 than in the fourth quarter of 2008;

•	A decrease in accrued payroll and related expenses due to headcount reductions, timing of payroll payments and lower accrued commissions at June 30, 2009 than at December 31, 2008;

•	A decrease in customer deposits and unearned revenue due to timing of receipts and decrease in revenue levels; and

•	An increase in income taxes payable due to the timing of tax payments.

Investing Activities

Net cash used in investing activities was $3.8 million for the six months ended June 30, 2009, compared to $20.5 million for the six months ended June 30, 2008. The difference is primarily the result of the January 2008 acquisition of Mason Zimbler and lower capital expenditures in the first half of 2009 than in the first half of 2008.

Financing Activities

Net cash outflows from financing activities were $23.3 million for the six months ended June 30, 2009 compared to net cash outflows of $32.9 million for the six months ended June 30, 2008. The difference is attributable primarily to $76.6 million less spent on the repurchase of our common stock, partially offset by $64.5 million less net borrowings in the first half of 2009 than in the first half of 2008.

Credit Facilities

Our five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At June 30, 2009, we did not have any outstanding amounts drawn against our Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At June 30, 2009, our debt balance related to the 2006 Term Loan Facility was $160.9 million. The four-year $100 million 2008 Term Loan Facility has a maturity date of March 7, 2012. At June 30, 2009, our debt balance related to the 2008 Term Loan Facility was $95.5 million.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control prevent of default under existing agreements. As of June 30, 2009, we were in compliance with all of the covenants of our credit facilities.

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

Recent developments in the financial markets have increased our exposure to the possible liquidity and credit risks of counterparties to our Revolving Credit Facility. As of June 30, 2009, we had $125.0 million of unused borrowing capacity under our Revolving Credit Facility and we have not experienced any limitations to date on our ability to access this source of liquidity. At June 30, 2009 we had a cash balance of $74.9 million. Based on our current operational plans, we believe that our Revolving Credit Facility, together with cash on hand and cash provided by operating activities, will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next twelve months. Nevertheless, we cannot predict the impact on our business performance of the ongoing economic recession in the United States and other economies. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

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

As discussed in Note B, Recent Accounting Pronouncements, of the Notes to Unaudited Condensed Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. Our adoption of SFAS 141R, Business Combinations, on January 1, 2009 will affect the way we account for future acquisitions, including acquisition-related costs, contingencies and contingent consideration. Our adoption of SFAS 141R may also impact the amount of information we disclose about future acquisitions.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective 30 – day rate of 0.31% at June 30, 2009). The five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At June 30, 2009, we did not have any debt outstanding under the Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At June 30, 2009, our debt balance related to the 2006 Term Loan Facility was $160.9 million. The four-year $100 million 2008 Term Loan Facility has a maturity date of March 7, 2012. At June 30, 2009, our debt balance related to the 2008 Term Loan Facility was $95.5 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt.

Assuming the actual level of borrowing throughout the second quarter and first half of 2009, and assuming a one percentage point change in the year’s average interest rates, it is estimated that our second quarter and first half of 2009 net income would have changed by approximately $0.2 million and $0.4 million, respectively. Due to our interest rate swap, overall debt level at June 30, 2009, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Statement of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions results in an adjustment to income, which is recorded in “Other, net” in our Statement of Operations. Transactions such as these amounted to $1.3 million and $1.0 million in pre-tax currency transaction losses in the second quarter and first half of 2009, respectively. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is set forth in Note L to the Notes to Unaudited Condensed Consolidated Financial Statements, Litigation Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

During the second quarter of 2009, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of June 30, 2009, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program. The maximum number of shares that may yet be purchased under this program was 10,475,491 at June 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 12, 2009. At the meeting, our stockholders elected both of our nominees for Class I directors by the following votes:

	For	Withheld
David L. Copeland	57,878,788	2,295,813
Christopher M. Harte	59,506,890	667,711

The following six directors’ terms continued after the annual meeting: William F. Farley, Larry D. Franklin, William K. Gayden, Houston H. Harte, Judy C. Odom and Karen A. Puckett. The terms of Messrs. Farley, Franklin and Gayden will expire at the 2010 annual meeting.

At the meeting, our stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2009 by the following votes:

	For	Against	Abstentions
Ratification of KPMG	59,969,298	197,045	8,258

At the meeting, our stockholders approved an amendment to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan to increase the maximum number of authorized shares that may be issued thereunder by 4,600,000 shares, from 4,570,000 shares to 9,170,000 shares by the following votes:

	For	Against	Abstentions	Non-Votes
Increased authorized shares under 2005 Omnibus Incentive Plan	50,307,382	4,889,171	30,445	4,947,603

At the meeting, our stockholders approved the material terms of the current performance goal set forth within the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan by the following votes:

	For	Against	Abstentions	Non-Votes
Approved performance goal within 2005 Omnibus Incentive Plan	53,878,555	1,319,580	28,863	4,947,603

Item 6.	Exhibits

See Index to Exhibits on Page 36.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

July 31, 2009	/s/ Larry Franklin
Date	Larry Franklin
President and Chief Executive Officer

July 31, 2009	/s/ Douglas Shepard
Date	Douglas Shepard
Executive Vice President and
Chief Financial Officer

July 31, 2009	/s/ Jessica Huff
Date	Jessica Huff
Vice President, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Amendment to Harte-Hanks, Inc. 2005 Omnibus Incentive Plan, dated as of May 12, 2009 (incorporated by reference to Exhibit 4.4 to Harte-Hanks Registration Statement on Form S-8, filed on May 12, 2009).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith