Form 10-Q
period 2009-09-30
HARTE HANKS INC
filed 2009-11-03
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§234.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2009 was 63,573,238 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2009

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current assets
Cash and cash equivalents	$83,036	$30,161
Accounts receivable (less allowance for doubtful accounts of $2,904 at September 30, 2009 and $4,191 at December 31, 2008)	129,148	169,418
Inventory	5,082	7,481
Prepaid expenses	14,488	14,169
Current deferred income tax asset	10,021	13,000
Other current assets	2,077	6,974

Total current assets	243,852	241,203

Property, plant and equipment (less accumulated depreciation of $239,196 at September 30, 2009 and $231,197 at December 31, 2008)	82,997	97,433
Goodwill, net	552,886	552,877
Other intangible assets (less accumulated amortization of $13,600 at September 30, 2009 and $12,241 at December 31, 2008)	16,630	17,989
Other assets	4,082	4,064

Total assets	$900,447	$913,566

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$42,750	$30,938
Accounts payable	36,327	48,182
Accrued payroll and related expenses	15,064	22,177
Customer deposits and deferred revenue	50,538	58,227
Income taxes payable	12,941	9,128
Other current liabilities	8,337	19,083

Total current liabilities	165,957	187,735

Long-term debt	206,500	239,687
Other long-term liabilities (including deferred income taxes of $69,704 at September 30, 2009 and $65,723 at December 31, 2008)	140,639	129,772

Total liabilities	513,096	557,194

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,241,270 shares issued at September 30, 2009 and 118,085,480 shares issued at December 31, 2008	118,241	118,085
Additional paid-in capital	333,924	331,227
Retained earnings	1,209,263	1,189,376
Less treasury stock: 54,671,079 shares at cost at September 30, 2009 and 54,672,070 shares at cost at December 31, 2008	(1,236,286)	(1,236,581)
Accumulated other comprehensive loss	(37,791)	(45,735)

Total stockholders’ equity	387,351	356,372

Total liabilities and stockholders’ equity	$900,447	$913,566

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Operating revenues	$209,318	$269,913

Operating expenses
Labor	87,331	108,728
Production and distribution	76,543	100,665
Advertising, selling, general and administrative	14,445	20,464
Depreciation and software amortization	6,633	8,073
Intangible asset amortization	453	737

Total operating expenses	185,405	238,667

Operating income	23,913	31,246

Other expenses (income)
Interest expense	2,456	3,450
Interest income	(55)	(90)
Other, net	457	363

	2,858	3,723

Income before income taxes	21,055	27,523
Income tax expense	7,005	10,908

Net income	$14,050	$16,615

Basic earnings per common share	$0.22	$0.26

Weighted-average common shares outstanding	63,570	63,281

Diluted earnings per common share	$0.22	$0.26

Weighted-average common and common equivalent shares outstanding	64,108	63,393

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating revenues	$642,654	$813,178

Operating expenses
Labor	276,577	335,894
Production and distribution	233,702	295,546
Advertising, selling, general and administrative	46,474	63,052
Depreciation and software amortization	21,939	24,677
Intangible asset amortization	1,359	2,212

Total operating expenses	580,051	721,381

Operating income	62,603	91,797

Other expenses (income)
Interest expense	7,447	10,788
Interest income	(145)	(316)
Other, net	2,159	2,001

	9,461	12,473

Income before income taxes	53,142	79,324
Income tax expense	18,919	30,909

Net income	$34,223	$48,415

Basic earnings per common share	$0.54	$0.76

Weighted-average common shares outstanding	63,550	64,118

Diluted earnings per common share	$0.54	$0.75

Weighted-average common and common equivalent shares outstanding	63,813	64,278

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$34,223	$48,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	21,939	24,677
Intangible asset amortization	1,359	2,212
Stock-based compensation	3,072	4,530
Excess tax benefits from stock-based compensation	(13)	(120)
Net pension cost	6,680	1,369
Deferred income taxes	5,174	6,493
Other, net	108	83
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	40,270	21,028
Decrease (increase) in inventory	2,399	(1,742)
Decrease (increase) in prepaid expenses and other current assets	4,578	(1,744)
Decrease in accounts payable	(11,855)	(24,730)
Decrease in other accrued expenses and other current liabilities	(16,364)	(5,494)
Other, net	3,060	331

Net cash provided by operating activities	94,630	75,308

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(8,655)
Purchases of property, plant and equipment	(7,402)	(16,141)
Proceeds from sale of property, plant and equipment	71	202

Net cash used in investing activities	(7,331)	(24,594)

Cash Flows from Financing Activities
Borrowings	—	197,000
Repayment of borrowings	(21,375)	(160,625)
Issuance of common stock	538	3,593
Purchase of treasury stock	—	(76,649)
Excess tax benefits from stock-based compensation	13	120
Dividends paid	(14,336)	(14,332)

Net cash used in financing activities	(35,160)	(50,893)

Effect of exchange rate changes on cash and cash equivalents	736	(651)
Net increase (decrease) in cash and cash equivalents	52,875	(830)
Cash and cash equivalents at beginning of year	30,161	22,847

Cash and cash equivalents at end of period	$83,036	$22,017

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2009 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	$117,693	$323,182	$1,145,736	$(1,160,205)	$(17,894)	$408,512
Common stock issued – employee stock purchase plan	298	2,639	—	—	—	2,937
Exercise of stock options and release of nonvested shares	94	1,267	—	(49)	—	1,312
Net tax effect of options exercised	—	(1,550)	—	—	—	(1,550)
Stock-based compensation	—	5,827	—	—	—	5,827
Dividends paid ($0.30 per share)	—	—	(19,101)	—	—	(19,101)
Treasury stock repurchased	—	—	—	(76,649)	—	(76,649)
Treasury stock issued	—	(138)	—	322	—	184
Comprehensive income:
Net income	—	—	62,741	—	—	62,741
Adjustment to pension liability (net of tax benefit of $15,259)	—	—	—	—	(22,886)	(22,886)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $762)	—	—	—	—	(1,146)	(1,146)
Foreign currency translation adjustment	—	—	—	—	(3,809)	(3,809)

Total comprehensive income						34,900

Balance at December 31, 2008	118,085	331,227	1,189,376	(1,236,581)	(45,735)	356,372
Common stock issued – employee stock purchase plan	85	402	—	—	—	487
Exercise of stock options and release of nonvested shares	71	29	—	(129)	—	(29)
Net tax effect of options exercised	—	(504)	—	—	—	(504)
Stock-based compensation	—	3,072	—	—	—	3,072
Dividends paid ($0.23 per share)	—	—	(14,336)	—	—	(14,336)
Treasury stock issued	—	(302)	—	424	—	122
Comprehensive income:
Net income	—	—	34,223	—	—	34,223
Adjustment to pension liability (net of tax expense of $1,743)	—	—	—	—	2,612	2,612
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $1,799)	—	—	—	—	2,703	2,703
Foreign currency translation adjustment	—	—	—	—	2,629	2,629

Total comprehensive income						42,167

Balance at September 30, 2009	$118,241	$333,924	$1,209,263	$(1,236,286)	$(37,791)	$387,351

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A – Basis of Presentation

Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and its subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparative purposes. In the Consolidated Statements of Cash Flows, net pension cost has been reclassified from the line item "Other, net", in the Changes in operating assets and liabilities, to the line item “Net pension cost” in the Adjustments to reconcile net income to cash provided by operating activities.

As used in this report, the terms “Harte-Hanks,” “we,” “us,” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results and outcomes could differ from those estimates and assumptions. On an ongoing basis management reviews its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Note B – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (codified as ASC 105-10). ASC 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. ASC 105-10 establishes the Accounting Standards Codification (ASC) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Following this statement, the FASB will issue new standards in the form of

Accounting Standards Updates (ASU). ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASC 105-10 on July 1, 2009.

We adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, (ASC 820) relating to financial assets and liabilities on January 1, 2008. We adopted the provisions of ASC 820 relating to non-financial assets and non-financial liabilities on January 1, 2009. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of ASC 820 did not have a significant impact on our consolidated financial statements.

On January 1, 2009 we adopted the provisions of FASB ASC 805, Business Combinations, as revised in December 2007 (ASC 805). ASC 805 establishes principles and requirements for how an acquiring company:

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

ASC 805 requires an acquiring company to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Prior to ASC 805, acquisition-related costs were included in the total costs of the acquisition and were allocated to the assets acquired and the liabilities assumed. Under ASC 805, these acquisition-related costs will be expensed in the period in which they are incurred. Prior to ASC 805, contingent consideration usually was not recognized until the contingency was resolved, in which case an adjustment was made to goodwill. ASC 805 requires an acquiring company to recognize contingent consideration at fair value as of the acquisition date. Our adoption of ASC 805 will affect the way we account for future acquisitions, including acquisition-related costs and contingent consideration. Our adoption of ASC 805 may also impact the amount of information we disclose about future acquisitions.

We adopted the provisions of FASB ASC 815, Derivatives and Hedging, (ASC 815) on January 1, 2009. ASC 815 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements. New disclosures required by ASC 815 are included in Note E, Interest Rate Risk. The adoption of ASC 815 did not affect our consolidated financial statements.

In December 2008 the FASB amended FASB ASC 715, Compensation-Retirement Benefits (ASC 715) to provide additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures required by ASC 715 are to provide users of financial statements with an understanding of:

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

We will adopt ASC 715 on December 31, 2009 and the additional disclosures will be included in our annual report on Form 10-K for the year ending December 31, 2009. The adoption of ASC 715 will not affect our consolidated financial statements.

In April 2009, we adopted FASB ASC 825-10-50, Financial Instruments-Overall-Disclosures, (ASC 825-10-50). ASC 825-10-50 requires an entity to provide interim disclosures regarding the fair value of financial instruments that were previously only required to be disclosed annually. New disclosures required by ASC 825-10-50 are included in Note F, Fair Value of Financial Instruments. The adoption of ASC 825-10-50 did not affect our consolidated financial statements.

In June 2009, we adopted the provisions of FASB ASC 855, Subsequent Events, (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. ASC 855 sets forth:

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

New disclosures required by ASC 855 are included in Note M, Subsequent Events. The adoption of ASC 855 did not affect our consolidated financial statements.

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, (ASC Subtopic 605-25). ASC Subtopic 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASC Subtopic 605-25 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of adopting ASC Subtopic 605-25.

In October 2009, the FASB issued ASU 2009-05, which amends FASB ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. This update is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by U.S. GAAP. We will adopt ASU 2009-05 as of October 1, 2009 and any additional disclosures will be included in our annual report on Form 10-K for the year ending December 31, 2009. The adoption of ASU 2009-05 will not affect our consolidated financial statements.

Note C – Income Taxes

Our third quarter 2009 income tax provision of $7.0 million resulted in an effective income tax rate of approximately 33.3%. Our income tax provision of $18.9 million for the first nine months of 2009 resulted in an effective income tax rate of approximately 35.6%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2009. The effective income tax rate calculated for the third quarter of 2009 is lower than the federal statutory rate of 35%, primarily due to a reduction in the estimate of a state tax accrual based upon a tentative settlement reached in the third quarter of 2009 with the respective taxing authority. The effective income tax rate calculated for the first nine months of 2009 is higher than the federal statutory rate of 35%, primarily due to the addition of state income taxes.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2004. For U.S. federal returns, we are no longer subject to tax examinations for the years prior to 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Balance at January 1, 2009	$7,081
Additions for current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	(1,948)
Lapse of statute	(100)
Settlements	—

Balance at September 30, 2009	$5,033

If recognized, the entire unrecognized tax benefit amount at September 30, 2009, $3.4 million net of tax, would impact the effective tax rate. In addition, interest and penalties accrued at September 30, 2009 totaled $3.3 million, or $2.5 million net of tax.

We believe that it is reasonably possible that a reduction in our unrecognized tax liabilities in the range of $0.8 million to $0.9 million, net of tax, and a reduction of interest and penalties in the range of $0.4 million to $0.5 million, net of tax, will occur in the next twelve months related to the tentative settlement reached. Additionally, we believe that it is reasonably possible that a reduction in our unrecognized tax liabilities in the range of $1.4 million to $1.6 million, net of tax, and a reduction of interest and penalties in the range of $0.9 million to $1.0 million, net of tax, will occur in the next twelve months related to the statute expiring on various tax returns. If these additional reductions were to occur, they would decrease the tax expense and effective tax rate for the full year 2009.

Note D – Stock-Based Compensation

We recognized $1.6 million of stock-based compensation during each of the three months ended September 30, 2009 and 2008. We recognized $3.1 million and $4.5 million of stock-based compensation during the nine months ended September 30, 2009 and 2008, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2009, which is consistent with the timing of previous annual grants. We did not have any significant stock-based compensation activity in the second or third quarters of 2009.

Note E – Interest Rate Risk

We assess interest rate risk by regularly identifying and monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Prior to September 30, 2009 we used a derivative instrument to manage the risk of changes in prevailing interest rates adversely affecting future cash flows associated with our credit facilities. The derivative instrument used to manage such risk was the interest rate swap. Our only interest rate swap matured on September 30, 2009. We have not entered into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

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

We account for interest rate swaps in accordance with FASB ASC 815, Derivatives and Hedging. We designated our interest rate swap as a cash flow hedge. For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded in other comprehensive loss and is recognized as a component of interest expense in the Statement of Operations when the hedged item affects results of operations. On a quarterly basis, we assess the ineffectiveness of the hedging relationship, and any gains or losses related to the ineffectiveness are recorded as interest expense in our Statement of Operations. There were no components of the derivative instrument that were excluded from the assessment of hedge effectiveness.

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changed the variable rate cash flow exposure on the $150.0 million notional amount to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we received London Interbank Offered Rate (LIBOR) based variable interest rate payments and made fixed interest rate payments, thereby creating fixed rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 Revolving Credit Facility and 2006 Term Loan Facility. As such, we reported the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value was determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). This swap agreement ended on September 30, 2009 and is no longer recorded on our Consolidated Balance Sheet. We reclassified into earnings losses of $1.7 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively, that were related to the swap and previously reported in other comprehensive loss. We reclassified into earnings losses of $4.9 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively, that were related to the swap and previously reported in other comprehensive loss.

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following table presents the location of our derivative instrument on the Consolidated Balance Sheets:

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap	Not applicable	$—	Not applicable	$—	Other current liabilities	$—	Other current liabilities	$4,502

Total Derivatives		$—		$—		$—		$4,502

The following table presents the impact of our derivative instrument on the Consolidated Statement of Operations for the three months ended September 30:

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
In thousands	2009	2008		2009	2008
Derivatives in Cash Flow Hedging Relationships
Interest rate swap	$(31)	$14	Interest expense	$(1,675)	$(837)

Total	$(31)	$14		$(1,675)	$(837)

The following table presents the impact of our derivative instrument on the Consolidated Statement of Operations for the nine months ended September 30:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
In thousands	2009	2008		2009	2008
Derivatives in Cash Flow Hedging Relationships
Interest rate swap	$(355)	$(1,565)	Interest expense	$(4,857)	$(1,939)

Total	$(355)	$(1,565)		$(4,857)	$(1,939)

Note F – Fair Value of Financial Instruments

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable and trade payables. The carrying value of the interest rate swap was adjusted to fair value at the end of each fiscal quarter and is disclosed in Note E, Interest Rate Risk.

The carrying values and estimated fair values of our outstanding debt were as follows:

	September 30, 2009		December 31, 2008
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$249,250	$236,709	$270,625	$251,534

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2009	2008
BASIC EPS
Net Income	$14,050	$16,615

Weighted-average common shares outstanding used in earnings per share computations	63,570	63,281

Earnings per common share	$0.22	$0.26

DILUTED EPS
Net Income	$14,050	$16,615

Shares used in diluted earnings per share computations	64,108	63,393

Earnings per common share	$0.22	$0.26

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,570	63,281
Weighted-average common equivalent shares – dilutive effect of stock options and awards	538	112

Shares used in diluted earnings per share computations	64,108	63,393

5.5 million and 7.3 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2009 and 2008, respectively.

	Nine Months Ended September 30,
In thousands, except per share amounts	2009	2008
BASIC EPS
Net Income	$34,223	$48,415

Weighted-average common shares outstanding used in earnings per share computations	63,550	64,118

Earnings per common share	$0.54	$0.76

DILUTED EPS
Net Income	$34,223	$48,415

Shares used in diluted earnings per share computations	63,813	64,278

Earnings per common share	$0.54	$0.75

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,550	64,118
Weighted-average common equivalent shares – dilutive effect of stock options and awards	263	160

Shares used in diluted earnings per share computations	63,813	64,278

6.8 million and 7.0 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2009 and 2008, respectively.

Note H – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended September 30,
In thousands	2009	2008
Operating revenues
Direct Marketing	$140,816	$182,567
Shoppers	68,502	87,346

Total operating revenues	$209,318	$269,913

Operating income (loss)
Direct Marketing	$23,948	$26,521
Shoppers	3,328	7,427
Corporate Activities	(3,363)	(2,702)

Total operating income	$23,913	$31,246

Income before income taxes
Operating income	$23,913	$31,246
Interest expense	(2,456)	(3,450)
Interest income	55	90
Other, net	(457)	(363)

Total income before income taxes	$21,055	$27,523

	Nine Months Ended September 30,
In thousands	2009	2008
Operating revenues
Direct Marketing	$432,978	$543,880
Shoppers	209,676	269,298

Total operating revenues	$642,654	$813,178

Operating income (loss)
Direct Marketing	$67,880	$73,699
Shoppers	4,016	26,859
Corporate Activities	(9,293)	(8,761)

Total operating income	$62,603	$91,797

Income before income taxes
Operating income	$62,603	$91,797
Interest expense	(7,447)	(10,788)
Interest income	145	316
Other, net	(2,159)	(2,001)

Total income before income taxes	$53,142	$79,324

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands	2009	2008
Service cost	$137	$168
Interest cost	2,038	1,992
Expected return on plan assets	(1,401)	(2,244)
Amortization of prior service cost	14	15
Transition obligation	3	24
Recognized actuarial loss	1,436	501

Net periodic benefit cost	$2,227	$456

	Nine Months Ended September 30,
In thousands	2009	2008
Service Cost	$411	$504
Interest Cost	6,114	5,975
Expected return on plan assets	(4,202)	(6,732)
Amortization of prior service cost	41	45
Transition obligation	8	72
Recognized actuarial loss	4,308	1,505

Net periodic benefit cost	$6,680	$1,369

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

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended September 30,
In thousands	2009	2008
Net income	$14,050	$16,615
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $581 and $216 in 2009 and 2008, respectively)	870	325
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $657 in 2009 and $330 in 2008, respectively)	988	494
Foreign currency translation adjustment	575	(2,518)

Total comprehensive income	$16,483	$14,916

	Nine Months Ended September 30,
In thousands	2009	2008
Net income	$34,223	$48,415
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $1,743 and $648 in 2009 and 2008, respectively)	2,612	975
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $1,799 in 2009 and $151 in 2008, respectively)	2,703	222
Foreign currency translation adjustment	2,629	(1,486)

Total comprehensive income	$42,167	$48,126

Note K – Goodwill

As of September 30, 2009 and December 31, 2008, Harte-Hanks, Inc. had goodwill of approximately $552.9 million. Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired. Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance. We perform our annual goodwill impairment assessment as of November 30th of each year.

Due to the continued uncertainty in the overall economic climate, we reviewed the significant assumptions in our goodwill analysis during each of the first three quarters of 2009 in order to determine if it was more likely than not that our reporting units’ fair values were less than their carrying values. The analyses focused on our current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing our reporting units’ fair values. Based on these analyses, we determined that we did not have any triggering events requiring us to perform a goodwill assessment during the nine months ended September 30, 2009.

Note L – Litigation Contingencies

On March 23, 2001, inactive Harte-Hanks Shoppers employees Frank Gattuso and Ernest Sigala filed a putative class action against Harte-Hanks Shoppers, Inc., claiming that Harte-Hanks Shoppers failed to comply with a California statutory provision requiring an employer to indemnify employees for expenses incurred on behalf of the employer. The plaintiffs allege that Harte-Hanks Shoppers failed to reimburse them for expenses of using their automobiles as outside sales representatives and failed to accurately itemize these expenses on plaintiffs' wage statements. The suit was filed in Los Angeles County Superior Court. The class that plaintiffs seek to represent has been limited to all California Harte-Hanks outside sales representatives who were not separately reimbursed apart from their base salary and commissions for the expenses they incurred in using their own automobiles after early 1998. The plaintiffs seek indemnification and compensatory damages, statutory damages, exemplary damages, penalties, interest, costs of suit, and attorneys' fees. Harte-Hanks Shoppers filed a cross-complaint seeking a declaratory judgment that the plaintiffs have been indemnified for their automobile expenses by the higher salaries and commissions paid to them as outside sales representatives. The cross-complaint also alleges conversion, unjust enrichment, constructive trust and rescission and restitution based on mutual mistake. On January 30, 2002, the trial court ruled that California Labor Code Section 2802 requires employers to reimburse employees for mileage and other expenses incurred in the course of employment, but that an employer is permitted to pay increased wages or commissions instead of indemnifying actual expenses. On May 28, 2003, the trial court denied the plaintiffs’ motion for class certification. On October 27, 2005, the California Court of Appeal issued a unanimous opinion affirming the trial court's rulings, including the interpretation of Labor Code Section 2802 and denial of class certification. On November 23, 2005, the Court of Appeal denied the plaintiffs' petition for rehearing. On November 5, 2007, the California Supreme Court affirmed the trial court's ruling that Labor Code Section 2802 permits lump sum reimbursement and that an employer may satisfy its obligations to indemnify employees for reasonable and necessary business expenses under Labor Code Section 2802 by paying enhanced taxable compensation. The Supreme Court remanded the matter back to the trial court for further proceedings related to the class certification issue and directed the trial court to consider whether the following issues could properly be resolved on a class-wide basis: (1) did Harte-Hanks Shoppers adopt a practice or policy of reimbursing outside sales representatives for automobile expenses by paying them higher commission rates and base salaries than it paid to inside sales representatives, (2) did Harte-Hanks Shoppers establish a method to apportion the enhanced compensation payments between compensation for labor performed and expense reimbursement and (3) was the amount paid for expense reimbursement sufficient to fully reimburse the employees for the automobile expenses they reasonably and necessarily incurred. On July 29, 2008, the trial court stated its intention to issue a split class action certification ruling, certifying a class action with respect to the first two questions listed immediately above (adoption of a policy or practice, and establishment of an apportionment method) and denying class certification on the third question listed immediately above (sufficiency of reimbursement). On May 19, 2009, the trial court issued its written partial class certification order, as described in the immediately preceding sentence. A trial is currently set for April 2010 on the first two questions noted above (adoption of a policy or practice, and establishment of an apportionment method). Based upon its belief that the conditions for a loss accrual described in FASB ASC 450, Contingencies, have not been met, Harte-Hanks has made no accrual for this loss contingency. An estimate of the possible loss or range of loss from any adverse result on this case cannot reasonably be made. We believe that we have substantial meritorious defenses to these claims and we intend to vigorously defend the lawsuit. Nevertheless, we cannot predict the impact of future developments in this lawsuit, and any resolution of this lawsuit or accrual within a particular fiscal period may adversely impact our results of operations for that fiscal period.

We are also currently subject to various other legal proceedings in the course of conducting our businesses and, from time to time, we may become involved in additional claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, any ultimate liability arising out of these pending claims and lawsuits is not currently expected to have a material adverse effect on our consolidated financial position or results of operations. Nevertheless, we cannot predict the impact of future developments affecting our pending or future claims and lawsuits and any resolution of a claim, or lawsuit or accrual within a particular fiscal period may adversely impact our results of operations for that period. We expense legal costs as incurred, and all recorded legal liabilities are adjusted as required as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints.

Note M – Subsequent Events

We have evaluated subsequent events from September 30, 2009 through the filing of this Form 10-Q on November 3, 2009, the date the financial statements were issued. No material subsequent events have occurred during this time which would require recognition in the financial statements or disclosure in the footnotes.

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K) and any updates thereto in our Forms 10-Q and in the “Cautionary Note Regarding Forward-Looking Statements” in our third quarter 2009 earnings release issued on November 3, 2009. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Harte-Hanks® is a worldwide direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. We manage our operations through two operating segments: Direct Marketing and Shoppers. We derive revenues from the sale of direct marketing services and shopper advertising services.

Direct Marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We believe that we are generally able to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients. We use various capabilities and technologies to enable our clients to capture, analyze and disseminate customer and prospect data across all points of customer contact. Specifically, we help companies:

•	gain insight into target markets;

•	build better information about customers and prospects;

•	turn customer information into marketing strategy;

•	design effective communications;

•	deliver communications and manage contacts; and

•	provide data analysis, profiling, quality and reporting software and services.

We offer a full complement of capabilities and resources, including:

•	agency and creative services;

•	database marketing solutions;

•	data quality software and services with Trillium Software®;

•	digital marketing;

•	fulfillment and contact centers;

•	mail engineering and logistics; and

•	personalized and targeted mail.

Revenues from the Direct Marketing segment represented approximately 67% of our total revenue for the three months and nine months ended September 30, 2009.

Harte-Hanks Shoppers is North America's largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by standard mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. At September 30, 2009, our Shoppers were zoned into more than 950 separate editions with total circulation of approximately 11.5 million addresses in California and Florida each week. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com™ (California) and TheFlyer.com™ (Florida). These sites are online advertising portals, bringing buyers and sellers together through our online products, including local classifieds, business listings, coupons, special offers and Power Sites. Power Sites are templated web sites for our customers, optimized to help small / medium sized business owners establish a web presence and improve their lead generation.

Revenues from the Shoppers segment represented approximately 33% of our total revenue for the three months and nine months ended September 30, 2009.

During the first nine months of 2009, our businesses continued to face challenging economic environments, which negatively impacted our financial performance. Marketing budgets are often more discretionary in nature and easier to reduce in the short-term than other expenses in response to weak economic conditions. Difficult economic conditions, in some cases including consolidation and bankruptcies of customers and prospective customers in the industry verticals that we serve, have resulted in pricing pressures and in reduced demand for our products and services.

Direct Marketing revenues are dependent on, among other things, national, regional and international economic and business conditions. During the first nine months of 2009, the economic recession in the United States and other economies continued to adversely impact the marketing expenditures and activities of our customers, resulting in pricing pressures, significant reductions and delays in spending by clients.

Revenues from our Shoppers business are largely dependent on local advertising expenditures in the California and Florida geographies in which we operate. Such expenditures are substantially affected by the strength of the local economies in those markets. During the first nine months of 2009, the negative trends and economic conditions that we have seen since the second half of 2007 in California and Florida continued.

Given the external environment, we face an uncertain revenue outlook for the remainder of 2009, and believe that our financial performance will continue to be negatively impacted. As a result, we have taken, and are continuing to take, actions designed to align our expense base and structure to the external economic environment facing our businesses. These actions have included head count reductions, consolidating businesses and closing facilities, reductions of marginal Shoppers circulation, wage freezes and reductions, tightened management of capital spending, non-client travel restrictions and enhanced controls around accounts receivable and collections. Nevertheless, we cannot predict the impact of future economic conditions or the ultimate effectiveness and expenses associated with our efforts to address those economic conditions.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands, except per share amounts	Three months ended			Nine months ended
	September 30, 2009	September 30, 2008	Change	September 30, 2009	September 30, 2008	Change
Revenues	$209,318	$269,913	-22.4%	$642,654	$813,178	-21.0%
Operating expenses	185,405	238,667	-22.3%	580,051	721,381	-19.6%

Operating income	$23,913	$31,246	-23.5%	$62,603	$91,797	-31.8%

Net income	$14,050	$16,615	-15.4%	$34,223	$48,415	-29.3%

Diluted earnings per share	$0.22	$0.26	-15.4%	$0.54	$0.75	-28.0%

3rd Quarter 2009 vs. 3rd Quarter 2008

Revenues

Consolidated revenues decreased 22.4%, to $209.3 million, and operating income decreased 23.5% to $23.9 million in the third quarter of 2009 compared to the third quarter of 2008. Our overall results reflect decreased revenues of $41.8 million, or 22.9%, from our Direct Marketing segment and decreased revenues of $18.8 million, or 21.6%, from our Shoppers segment. Direct Marketing experienced year-over-year revenue declines of at least 20% from all of our vertical markets. These results reflect the effects of the economic recession on our Direct Marketing business. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in Shoppers revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of circulation of approximately 1.5 million addresses from July of 2008 to February of 2009. Excluding revenues from discontinued circulation, Shoppers revenues decreased approximately 18.0%.

Operating Expenses

Overall operating expenses decreased 22.3%, to $185.4 million, in the third quarter of 2009 compared to the third quarter of 2008. The overall decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $39.2 million, or 25.1%, decreased operating expenses in Shoppers of $14.7 million, or 18.4%, and an increase in general corporate expense of $0.7 million, or 24.5%. The Direct Marketing decrease was primarily a result of headcount reductions, lower outsourced costs, lower logistics-related transportation costs, lower bad debt and travel expense. The decrease at Shoppers was primarily due to a decrease in postage and paper costs, outsourced printing costs, headcount reductions, lower insurance and bad debt expense. The overall decrease in operating expenses was partially offset by a $1.8 million increase in pension expense due to 2008 declines in the market value of our pension plan assets.

Net Income/Earnings Per Share

Net income decreased 15.4%, to $14.1 million, and diluted earnings per share decreased 15.4%, to $0.22 per share, in the third quarter of 2009 when compared to the third quarter of 2008. The decrease in net income was a result of decreased operating income from both Shoppers and Direct Marketing and increased general expense, partially offset by lower interest expense and a lower effective tax rate.

First Nine Months 2009 vs. First Nine Months 2008

Revenues

Consolidated revenues decreased 21.0%, to $642.7 million, and operating income decreased 31.8% to $62.6 million in the first nine months of 2009 compared to the first nine months of 2008. Our overall results reflect decreased revenues of $110.9 million, or 20.4%, from our Direct Marketing segment and decreased revenues of

$59.6 million, or 22.1% from our Shoppers segment. Direct Marketing experienced year-over-year double-digit revenue declines from all vertical markets. These results reflect the effects of the economic recession on our Direct Marketing business. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in Shoppers revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of circulation of approximately 1.5 million addresses from July of 2008 to February of 2009. Excluding revenues from discontinued circulation, Shoppers revenues decreased approximately 18.4%.

Operating Expenses

Overall operating expenses decreased 19.6%, to $580.1 million, in the first nine months of 2009 compared to the first nine months of 2008. The overall decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $105.1 million, or 22.3%, decreased operating expenses in Shoppers of $36.8 million, or 15.2%, and increased general corporate expense of $0.5 million, or 6.1%. The Direct Marketing decrease was primarily a result of headcount reductions, lower outsourced costs, lower logistics-related transportation costs, lower bad debt and travel expense. The decrease at Shoppers was primarily due to a decrease in postage and paper costs, headcount reductions, lower insurance expense, and lower promotion-related expense. The overall decrease in operating expenses was partially offset by a $5.3 million increase in pension expense due to 2008 declines in the market value of our pension plan assets.

Net Income/Earnings Per Share

Net income decreased 29.3%, to $34.2 million, and diluted earnings per share decreased 28.0%, to $0.54 per share, in the first nine months of 2009 when compared to the first nine months of 2008. The decrease in net income was a result of decreased operating income from both Shoppers and Direct Marketing and increased general corporate expense, partially offset by lower interest expense and a lower effective tax rate.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Nine months ended
In thousands	September 30, 2009	September 30, 2008	Change	September 30, 2009	September 30, 2008	Change
Revenues	$140,816	$182,567	-22.9%	$432,978	$543,880	-20.4%
Operating expenses	116,868	156,046	-25.1%	365,098	470,181	-22.3%

Operating income	$23,948	$26,521	-9.7%	$67,880	$73,699	-7.9%

3rd Quarter 2009 vs. 3rd Quarter 2008

Revenues

Direct Marketing revenues decreased $41.8 million, or 22.9%, in the third quarter of 2009 compared to the third quarter of 2008. Revenues from all of our vertical markets experienced revenue declines of at least 20% in the third quarter compared to the third quarter of 2008. The financial services vertical continued to be the most challenging, with revenues declining over 30% for the quarter. Our high tech/telecom, retail, pharma/healthcare and select verticals all declined approximately 20%. These results reflect the effects of the economic recession on our Direct Marketing business. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. Revenues for Direct Marketing are affected by a number of factors, including general national and international economic trends.

Short-term revenue performance will depend on, among other factors, the impact and duration of the economic recession and overall strength of the national and international economies and how successful we are at maintaining and growing business with existing clients, acquiring new clients and meeting client demands. We believe that in the long term an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment, and that our business will benefit as a result. Standard postage rates have increased in recent years, and increased again in May 2009. The average postage rate for our Direct Marketing customers increased by approximately 3.8% as a result of the May 2009 rate increase. Postage rates influence the demand for our Direct Marketing services even though the cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses. There is no assurance that future postal increases will not have an adverse impact on us.

Operating Expenses

Operating expenses decreased $39.2 million, or 25.1%, in the third quarter of 2009 compared to the third quarter of 2008. Labor costs decreased $17.1 million, or 21.5%, due to headcount reductions and lower commissions as a result of revenue performance. The decrease in labor costs was partially offset by an increase in pension expense and severance costs. Production and distribution costs decreased $17.1 million, or 29.9%, due to lower outsourced costs as a result of lower outsourced volumes, lower logistics-related transportation costs resulting from reduced transportation volumes and decreased transportation costs. General and administrative expense decreased $3.5 million, or 27.3%, due primarily to a decrease in bad debt expense and less travel. Depreciation and software amortization expense decreased $1.2 million, or 19.5%, due to decreased capital expenditures in the last several quarters. Intangible asset amortization decreased $0.3 million, or 57.1%, due to certain intangible assets becoming fully amortized.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Fuel costs have increased significantly in the last few years and were at historically high levels throughout much of 2008 before decreasing significantly in the fourth quarter of 2008 and holding at those levels through the first nine months of 2009. Future changes in fuel costs will continue to impact Direct Marketing’s total production costs and total operating expenses and may have an impact on future demand for our transportation services.

As a result of the tough economic conditions, we have taken, and are continuing to take, actions to adjust our expense base to reduced revenue levels. These actions have included headcount reductions, consolidating businesses and closing facilities, wage freezes and reductions, tightened management of capital spending, non-client travel restrictions and enhanced controls around accounts receivable and collections. We realized a positive impact on our Direct Marketing operating costs in the first nine months of 2009, and we anticipate realizing a positive impact on the full year 2009 Direct Marketing operating costs as a result of these actions.

First Nine Months 2009 vs. First Nine Months 2008

Revenues

Direct Marketing revenues decreased $110.9 million, or 20.4%, in the first nine months of 2009 compared to the first nine months of 2008. Revenues from all of our vertical markets experienced double-digit declines in the first nine months of 2009 compared to the first nine months of 2008. The financial services vertical continued to be the most challenging, with revenues declining approximately 35% in the first nine months of 2009 compared to the first nine months of 2008. Our high tech/telecom, retail, pharma/healthcare and select verticals all experienced revenue declines in the mid-to-high teens.

Operating Expenses

Operating expenses decreased $105.1 million, or 22.3%, in the first nine months of 2009 compared to the first nine months of 2008. Labor costs decreased $45.8 million, or 18.8%, due to headcount reductions and lower commissions as a result of revenue performance. This decrease was partially offset by an increase in pension expense and severance costs. Production and distribution costs decreased $45.3 million, or 27.3%, due to lower outsourced costs as a result of lower outsourced volumes, lower logistics-related transportation costs resulting from reduced transportation volumes and decreased transportation costs. General and administrative expense decreased $9.8 million, or 24.7%, due primarily to a decrease in bad debt expense, less expense related to business and professional services, and less travel. Depreciation and software amortization expense decreased $3.3 million, or 17.6%, due to decreased capital expenditures in the last several quarters. Intangible asset amortization decreased $0.8 million, or 57.1%, due to certain intangible assets becoming fully amortized.

Shoppers

	Three months ended			Nine months ended
In thousands	September 30, 2009	September 30, 2008	Change	September 30, 2009	September 30, 2008	Change
Revenues	$68,502	$87,346	-21.6%	$209,676	$269,298	-22.1%
Operating expenses	65,174	79,919	-18.4%	205,660	242,439	-15.2%

Operating income	$3,328	$7,427	-55.2%	$4,016	$26,859	-85.0%

3rd Quarter 2009 vs. 3rd Quarter 2008

Revenues

Shoppers revenues decreased $18.8 million, or 21.6%, in the third quarter of 2009 compared to the third quarter of 2008. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of circulation of approximately 250,000 in July of 2008, 500,000 in December of 2008 and 700,000 in February of 2009. The net impact of these circulation curtailments was a reduction in Shoppers revenues of $3.8 million in the third quarter of 2009 compared to the third quarter of 2008. Excluding revenues from discontinued circulation, Shoppers revenues decreased approximately 18.0%. The net impact of these circulation curtailments on the full year 2009 compared to the full year 2008 will be a reduction in Shoppers revenues of $15.5 million. At September 30, 2009 our Shoppers circulation reached approximately 11.5 million addresses each week. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Operating Expenses

Operating expenses decreased $14.7 million, or 18.4%, in the third quarter of 2009 compared to the third quarter of 2008. Total labor costs decreased $5.4 million, or 19.3%, as a result of reductions in our Shoppers workforce due to consolidations and circulation curtailments. Total production costs decreased $7.0 million, or 16.1%, due primarily to decreased postage costs resulting from circulation curtailments and lower distribution volumes, decreased outsourced printing costs due to lower distribution volumes, and decreased paper costs due to circulation reductions and a decline in ad placements. Total general and administrative costs decreased $2.1 million, or 32.3%, due primarily to lower insurance expense resulting from favorable workers compensation experience, and decreased bad debt expense due to timing and recoveries. Depreciation and software amortization expense decreased $0.2 million, or 12.3%, due to decreased capital expenditures in the last several quarters.

Shoppers largest cost components are labor, postage and paper. Shoppers labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates have increased in recent years, and increased again in May 2009. Shoppers postage rates increased by approximately 1.4% as a result of the May 2009 rate increase. Paper prices increased over the last four quarters before decreasing in the third quarter of 2009. Any future changes in paper prices will affect Shoppers production costs. At the end of the first quarter of 2009, we completed the consolidation of our two Florida production facilities into one facility. We incurred approximately $2.0 million in costs in the first quarter related to this action. The expected 2009 savings from this consolidation will be offset by the 2009 first quarter charges.

The general economic conditions, initially created by weakness in the real estate and associated financing markets, in the California and Florida geographies in which we operate remain extremely challenging. We have taken, and are continuing to take, actions to reduce our cost base in Shoppers. These actions have included headcount reductions, consolidating businesses and closing facilities, reductions of marginal Shoppers circulation, wage freezes and reductions, tightened management of capital spending and enhanced controls around accounts receivable and collections.

First Nine Months 2009 vs. First Nine Months 2008

Revenues

Shoppers revenues decreased $59.6 million, or 22.1%, in the first nine months of 2009 compared to the first nine months of 2008. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of circulation of approximately 250,000 in July of 2008, 500,000 in December of 2008 and 700,000 in February of 2009. The net impact of these circulation curtailments was a reduction in Shoppers revenues of $12.3 million in the first nine months of 2009 compared to the first nine months of 2008. Excluding revenues from discontinued circulation, Shoppers revenues decreased approximately 18.4%.

Operating Expenses

Operating expenses decreased $36.8 million, or 15.2%, in the first nine months of 2009 compared to the first nine months of 2008. Total labor costs decreased $15.4 million, or 17.8%, as a result of reductions in our Shoppers workforce due to consolidations and circulation curtailments. Total production costs decreased $16.6 million, or 12.8%, due primarily to decreased postage costs resulting from circulation curtailments and distribution volumes, decreased outsourced printing costs due to lower distribution volumes and decreased paper costs due to circulation reductions and a decline in ad placements. This decrease was partially offset by $1.6 million in lease write-offs in the first quarter of 2009 related to the consolidations and circulation curtailments. Total general and administrative costs decreased $5.4 million, or 27.1%, due primarily to lower insurance expense resulting from favorable workers compensation experience, and lower promotion-related expense due to revenue levels. Depreciation and software amortization expense increased $0.6 million, or 10.7%, due to the acceleration of depreciation of assets related to the circulation curtailments and plant consolidation.

General Corporate Expense

General corporate expense increased $0.7 million, or 24.5%, in the third quarter of 2009 and $0.5 million, or 6.1%, in the first nine months of 2009, compared to the same periods in 2008. These increases were due primarily to an increase in pension expense resulting from the 2008 declines in the market values of our pension plan assets. These increases were partially offset by lower expense related to professional services.

Interest Expense

Interest expense decreased $1.0 million, or 28.8%, in the third quarter of 2009 and $3.3 million, or 31.0%, in the first nine months of 2009 compared to the same periods in 2008. These decreases are due to lower outstanding debt levels and lower interest rates in the third quarter and first nine months of 2009 than in the same periods in 2008. The higher debt levels in 2008 were primarily the result of financing share repurchases.

Interest Income

Interest income was down in the third quarter and first nine months of 2009 compared to the same period in 2008 due to lower interest rates on investments.

Other Income and Expense

Other net expense increased $0.1 million, or 25.9%, in the third quarter of 2009 compared to the third quarter of 2008, primarily due to an increase in fixed asset losses. Other net expense increased $0.2 million, or 7.9%, in the first nine months of 2009 compared to the first nine months of 2008, primarily due to an increase in net foreign currency transaction losses.

Income Taxes

Income tax expense decreased $3.9 million in the third quarter and $12.0 million in the first nine months of 2009 compared to the same periods in 2008. The effective tax rate was 33.3% for the third quarter of 2009, down from 39.6% for the third quarter of 2008. The effective tax rate was 35.6% for the first nine months of 2009, down from 39.0% for the first nine months of 2008. The decrease in the effective tax rate is primarily due to a decrease in our state income tax resulting from a reduction in the estimate of a tax accrual based upon a tentative settlement reached in the third quarter of 2009 with the respective taxing authority. The decrease is also attributable to operations in states with higher tax rates having been more negatively impacted by the economic downturn.

Economic Climate and Impact on our Financial Statements

The current economic climate has had a negative impact on our operations and cash flows for the three months and nine months ended September 30, 2009 and our financial position at September 30, 2009. We cannot predict the timing, strength or duration of the current economic recession or any subsequent economic recovery. If the economic climate and markets we serve deteriorate, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2009, cash and cash equivalents were $83.0 million, increasing $52.9 million from December 31, 2008. This net increase was a result of net cash provided by operating activities of $94.6 million, partially offset by cash used in investing activities of $7.3 million and net cash used in financing activities of $35.2 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 was $94.6 million, compared to $75.3 million for the nine months ended September 30, 2008. The $19.3 million year-over-year increase was attributable to changes within working capital assets and liabilities, partially offset by lower net income.

For the nine months ended September 30, 2009, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the third quarter of 2009 than in the fourth quarter of 2008. Days sales outstanding of approximately 57 days at September 30, 2009 decreased from 58 days at December 31, 2008 and 61 days at September 30, 2008;

•	A decrease in inventory due to Shoppers circulation curtailment and lower Shoppers ad placements;

•	A decrease in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable due to overall lower operating expenses in the third quarter of 2009 than in the third quarter of 2008;

•	A decrease in accrued payroll and related expenses due to headcount reductions, timing of payroll payments and lower accrued commissions at September 30, 2009 than at December 31, 2008;

•	A decrease in customer deposits and unearned revenue due to timing of receipts and decrease in revenue levels; and

•	An increase in income taxes payable due to the timing of tax payments.

Investing Activities

Net cash used in investing activities was $7.3 million for the nine months ended September 30, 2009, compared to $24.6 million for the nine months ended September 30, 2008. The difference is primarily the result of the January 2008 acquisition of Mason Zimbler and lower capital expenditures in the first nine months of 2009 than in the first nine months of 2008.

Financing Activities

Net cash outflows from financing activities were $35.2 million for the nine months ended September 30, 2009 compared to net cash outflows of $50.9 million for the nine months ended September 30, 2008. The difference is attributable primarily to $76.6 million less spent on the repurchase of our common stock, partially offset by $57.8 million less net borrowings in the first nine months of 2009 than in the first nine months of 2008.

Credit Facilities

Our five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At September 30, 2009, we did not have any outstanding amounts drawn against our Revolving Credit Facility. At September 30, 2009 we had letters of credit totaling $12.8 million issued under the Revolving Credit Facility, decreasing the amount available for borrowing to $112.2 million. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At September 30, 2009, our debt balance related to the 2006 Term Loan Facility was $156.0 million. The four-year $100 million 2008 Term Loan Facility has a maturity date of March 7, 2012. At September 30, 2009, our debt balance related to the 2008 Term Loan Facility was $93.3 million.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of September 30, 2009, we were in compliance with all of the covenants of our credit facilities.

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

Recent developments in the financial markets have increased our exposure to the possible liquidity and credit risks of counterparties to our Revolving Credit Facility. As of September 30, 2009, we had $112.2 million of unused borrowing capacity under our Revolving Credit Facility and we have not experienced any limitations to date on our ability to access this source of liquidity. At September 30, 2009 we had a cash balance of $83.0 million. Based on our current operational plans, we believe that our Revolving Credit Facility, together with cash on hand and cash provided by operating activities, will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next twelve months. Nevertheless, we cannot predict the impact on our business performance of the economic recession in the United States and other economies. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

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

As discussed in Note B, Recent Accounting Pronouncements, of the Notes to Unaudited Condensed Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. Our adoption of FASB ASC 805, Business Combinations, on January 1, 2009 will affect the way we account for future acquisitions, including acquisition-related costs and contingent consideration. Our adoption of ASC 805 may also impact the amount of information we disclose about future acquisitions.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective 30 – day rate of 0.25% at September 30, 2009). The five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At September 30, 2009, we did not have any debt outstanding under the Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At September 30, 2009, our debt balance related to the 2006 Term Loan Facility was $156.0 million. The four-year $100 million 2008 Term Loan Facility has a maturity date of March 7, 2012. At September 30, 2009, our debt balance related to the 2008 Term Loan Facility was $93.3 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt. That interest rate swap expired on September 30, 2009.

Assuming the actual level of borrowing throughout the third quarter and first nine months of 2009, and assuming a one percentage point change in the year’s average interest rates, it is estimated that our third quarter and first nine months of 2009 net income would have changed by approximately $0.2 million and $0.5 million, respectively. Due to our overall debt level and cash balances at September 30, 2009, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Statement of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions results in an adjustment to income, which is recorded in “Other, net” in our Statement of Operations. Transactions such as these amounted to $0.1 million and $1.1 million in pre-tax currency transaction losses in the third quarter and first nine months of 2009, respectively. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

During the third quarter of 2009, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of September 30, 2009, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program. The maximum number of shares that may yet be purchased under this program was 10,475,491 at September 30, 2009.

Item 6.	Exhibits

See Index to Exhibits on Page 35.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 3, 2009	/s/ Larry Franklin
Date	Larry Franklin
President and Chief Executive Officer

November 3, 2009	/s/ Douglas Shepard
Date	Douglas Shepard
Executive Vice President and
Chief Financial Officer

November 3, 2009	/s/ Jessica Huff
Date	Jessica Huff
Vice President, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith