Form 10-K
period 2009-12-31
HARTE HANKS INC
filed 2010-03-03
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-7120

HARTE-HANKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9601 McAllister Freeway, Suite 610, San Antonio, Texas 78216

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($9.25) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009), was approximately $383,441,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2010 was 63,578,193 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the Company’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

Harte-Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2009

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

Marketing is under intense focus in many organizations. Many corporations have a chief-level executive charged with marketing who is under pressure to utilize a combination of data, technology, channels and resources to demonstrate a return on marketing investment. This has led many to use direct and targeted marketing, as accountability and measurability are hallmarks of the discipline, allowing customer insight to be leveraged to create and accelerate value. Direct Marketing, which represented 68% of our total revenues in 2009, is a leader in the movement toward highly targeted marketing. Our Shoppers business applies geographic targeting principles.

Harte-Hanks® is the successor to a newspaper business began in Texas in the early 1920s by Houston Harte and Bernard Hanks. In 1972, Harte-Hanks went public and was listed on the New York Stock Exchange (NYSE). We became private in a leveraged buyout initiated by management in 1984. In 1993, we again went public and listed our common stock on the NYSE. In 1997, we sold all of our remaining traditional media operations (consisting of newspapers, television and radio companies) in order to focus all of our efforts on two business segments—Direct Marketing and Shoppers. See segment financial information in Note O Business Segments in the Notes to Consolidated Financial Statements.

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

In 2009, 2008 and 2007, Harte-Hanks Direct Marketing had revenues of $586.0 million, $732.7 million, and $732.5 million, respectively, which accounted for approximately 68%, 68%, and 63% of our total revenues, respectively.

Harte-Hanks Direct Marketing uses various capabilities and technologies as enablers to capture, analyze and disseminate customer and prospect data across all points of customer contact. With these data, we help our clients identify, reach, influence and nurture their customers so they can better grow their relationships to achieve lifetime value of each and increase return on marketing investments. We focus both on business-to-business and business-to-consumer environments, developing data-driven strategies for customer acquisition and retention, and execute on those strategies in an integrated fashion across media channels (direct mail, email, digital, and call center). Further, we help our clients measure their marketing and customer care campaigns, providing them with knowledge that can be applied now to refine campaigns, and delivering continuous improvement and innovation.

Depending on client needs, we do this through specific offerings or by combining a number of our offerings from across our portfolio of businesses.

We offer a full complement of capabilities and resources to provide a broad range of marketing services and data management software, in media from direct mail to e-mail.

•

Agency & Creative Services. We have a full-service, multichannel relationship marketing agency specializing in direct and digital communications. With strategy, creative and implementation services, we help marketers within targeted industries understand, identify, and engage prospects and customers in their channel of choice. Our agency’s mission is to deploy world-class, data-driven, multichannel relationship marketing programs that address each client’s acquisition, cross-sell, retention and loyalty needs.

•

Database Marketing Solutions. We have successfully delivered marketing database solutions for over 35 years across various industries. Our solutions deliver on three pillars built around a centralized marketing database. The foundation consists of: insight and analytics; customer data integration; and marketing communications tools. Our solutions enable organizations to build and manage customer communication strategies that drive new customer acquisition and retention and maximize the value of existing customer relationships. Through insight, we help clients identify models of their most profitable customer relationships and then apply these models to increase the value of existing customers while also winning profitable new customers. Through customer data integration, data from multiple sources comes together to provide a single customer view of client prospects and customers. Then, utilizing our Allink® suite of customer communication and sales optimization tools, we help clients apply their data and insights to the entire customer lifecycle, to help clients sustain and grow their business, gain deeper customer insights, and continuously refine their customer resource management strategies and tactics.

•

Data Quality Software and Services with Trillium Software®. Our proprietary software has helped global customers more effectively analyze, enrich, cleanse and report on their product, financial and customer data as part of master data management, data governance, CRM, data warehousing and integration initiatives. With industry-leading Trillium Software System®, Global Locator™ geocoding product, and associated data governance services, business users can optimize data-based business processes and transactions, realize efficiencies, and enhance the accuracy of their master set of data-improving program results.

•

Digital Marketing. Our digital solutions integrate online services within the marketing mix and include: site development and design, social media marketing, e-mail marketing through our Postfuture® e-mail marketing solutions, e-commerce and interactive relationship management and a host of other services that support our core businesses.

•

Direct Mail and Logistics. As a full-service direct marketing provider and one of the largest mailing partners of the United States Postal Service (USPS®), our operational mandate is to ensure creativity and quality, provide an understanding of the options available in technologies and segmentation strategies and capitalize on economies of scale with our variety of execution options. Our services include advanced mail optimization, logistics and transportation optimization, tracking, commingling, shrink wrapping and specialized mailings. With facilities strategically placed nationwide, we are among the largest solo mailers in the country other than the U.S. government.

•

Fulfillment and Contact Centers. We deliver teleservices and fulfillment operations in both consumer and business-to-business markets. We maintain teleservice workstations around the globe equipped for both inbound and outbound calls and e-mail, and we are an experienced outsource partner for call and contact center operations. We also maintain fulfillment centers strategically located throughout the United States allowing our customers to distribute literature and other marketing materials.

•

Lead Generation. Our CI Technology Database™ tracks technology installations, business demographics and key decision makers at more than 650,000 locations in twenty five countries in North America, Latin America and Europe. Our clients use the data to gain insight into their prospect’s and client’s technology buying cycles. Our Aberdeen Group is a provider of fact-based research helping organizations and individuals make business decisions. Aberdeen research serves as a conduit to drive technology decisions and stimulate demand for technology vendors while at the same time educating readers on best-in-class results. Companies use Aberdeen’s proprietary research content for use in their demand creation programs, online marketing campaigns and Web-based sales and marketing tools.

Customers

Direct marketing services are marketed to specific industries or markets with services and software products tailored to each industry or market. We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications. We currently provide direct marketing services to the retail, high-tech/telecom, financial services and pharmaceutical/healthcare vertical markets, in addition to a range of selected markets. The largest Direct Marketing client, measured in revenue, comprised 7% of total Direct Marketing revenues in 2009 and 5% of our total revenues in 2009. The largest 25 clients, measured in revenue, comprised 42% of total Direct Marketing revenues in 2009 and 28% of our total revenues in 2009.

Sales and Marketing

Our national direct marketing sales force is organized around the five verticals we service: retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We also maintain product specific sales forces and sales groups in Europe, Australia, South America and Asia. Our sales forces, with industry-specific knowledge and experience, emphasize the cross-selling of a full range of direct marketing services and are supported by employees in each sector. The overall sales focus is to position Harte-Hanks as a marketing partner offering various services and solutions (including end-to-end) as required to meet our client’s targeted marketing needs.

Direct Marketing Facilities

Direct marketing services are provided at the following facilities, all of which are leased except as otherwise noted:

National Offices	Texarkana, Texas
Austin, Texas	Troy, Michigan
Baltimore, Maryland	Wilkes-Barre, Pennsylvania
Billerica, Massachusetts	Yardley, Pennsylvania
Bloomfield, Connecticut
Boston, Massachusetts	National Markets Headquarters
Cincinnati, Ohio	Cincinnati, Ohio
Deerfield Beach, Florida
East Bridgewater, Massachusetts	International Offices
Fort Worth, Texas	Bristol, United Kingdom
Fullerton, California	Frankfurt, Germany
Glen Burnie, Maryland	Hasselt, Belgium – owned site
Grand Prairie, Texas	Iasi, Romania
Jacksonville, Florida	Les Ulis, France
Lake Mary, Florida	Madrid, Spain
Langhorne, Pennsylvania	Manila, Philippines
New York, New York	Melbourne, Australia
Ontario, California	São Paulo, Brazil
Richardson, Texas	Sydney, Australia
San Diego, California	Theale, United Kingdom
Shawnee, Kansas	Uxbridge, United Kingdom

For more information please refer to Item 2, “ Properties”.

Competition

Our Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. Direct marketing is a dynamic business, subject to technological advancements, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services and an evolving competitive landscape. This competition comes from numerous local, national and international direct marketing and advertising companies against whom we compete for individual projects, entire client relationships and marketing expenditures by clients and prospective clients. There are various competitive factors in our industry, including the quality and scope of services, technical and strategic expertise, the value of the services provided as compared to the price of the services, reputation and brand recognition. We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general. Failure to continually improve our current processes, advance and upgrade our technology applications and to develop new products and services in a timely and cost-effective manner could result in the loss of our clients or prospective clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth. Although we believe that our capabilities and breadth of services, combined with our national and worldwide production capability, industry focus and ability to offer a broad range of integrated services, enable us to compete effectively, our business results may be adversely impacted by competition. Please refer to Item 1A, “Risk Factors”, for additional information regarding risks related to competition.

Seasonality

Our Direct Marketing business is somewhat seasonal as revenues in the fourth quarter tend to be higher than revenues in other quarters during a given year. This increased revenue is a result of overall increased marketing activity prior to and during the holiday season, primarily related to our retail vertical.

SHOPPERS

General

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications distributed free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com™ and TheFlyer.com™. These sites are online advertising portals, bringing buyers and sellers together through our online products, including local classifieds, business listings, coupons, special offers and Power Sites™. Power Sites are templated web sites for our customers, optimized to help small and medium sized business owners establish a web presence and improve their lead generation.

As of December 31, 2009, Shoppers delivered approximately 11.5 million shopper packages in five major markets each week covering the greater Los Angeles market, the greater San Diego market, Northern California, South Florida and the greater Tampa market. Two editions of the shopper publication are delivered to approximately 230,000 households and businesses in South Orange County where both an “early” and “late” edition PennySaverUSA.com are published each week. Our California publications account for approximately 80% of Shoppers weekly circulation.

As of December 31, 2009, Harte-Hanks published more than 950 individual shopper editions each week, distributed to zones with circulation of approximately 12,000 each. This allows single-location, local advertisers to saturate a single geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique distribution system gives large and small advertisers alike a cost-effective way to reach their target markets. We believe that our zoning capabilities and production technologies have enabled us to saturate and target areas in a number of ways, including geographic, demographic, lifestyle, behavioral and language allowing our advertisers to effectively target their customers.

In 2009, 2008, and 2007, Harte-Hanks Shoppers had revenues of $274.2 million, $350.1 million, and $430.4 million, respectively, accounting for approximately 32%, 32%, and 37% of our total revenues, respectively.

As a result of the difficult economic environment in California and Florida, we curtailed more than 1.4 million of circulation from July 2008 to February 2009. This consisted of approximately 850,000 of circulation in California and approximately 550,000 of circulation in Florida. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Publications

The following table sets forth certain information with respect to Shoppers publications:

		December 31, 2009
Market	Publication Name	Weekly Circulation	Number of Zones
Greater Los Angeles	PennySaverUSA.com	5,123,100	458

Northern California	PennySaverUSA.com	2,266,300	189

Greater San Diego	PennySaverUSA.com	1,874,500	156

South Florida	TheFlyer.com	1,179,400	93

Greater Tampa	TheFlyer.com	1,065,700	72

Total		11,509,000	968

Our shopper publications contain classified and display advertising and are delivered by Standard Mail saturation. The typical shopper publication contains approximately 38 pages and is 7 by 9-1/2 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers, including “print and deliver” single-sheet inserts designed and printed by us, and coupon books, preprinted inserts, and four-color glossy flyers printed by third party printers. During 2009, we distributed approximately 5.0 billion insert pieces. In addition, our shoppers also provide advertising and other services online through our websites – PennySaverUSA.com and TheFlyer.com.

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

Customers

Shoppers serves both business and individual advertisers in a wide range of industries, including real estate, employment, automotive, retail, grocery, education, telecom, financial services, and a number of other industries. The largest client, measured in revenue, comprised 3% of Shoppers revenues in 2009 and 1% of our total revenues in 2009. The top 25 clients in terms of revenue comprised 20% of Shoppers revenues in 2009 and 6% of our total revenues in 2009.

Sales and Marketing

We employ more than 400 commissioned sales representatives who develop both targeted and saturation advertising programs, both in print and online, for clients. The sales organization provides service to national, regional and local advertisers through its telemarketing departments and field sales representatives. Shoppers clients vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The weekly number of ads is primarily driven by residential customers, whereas revenues are primarily driven by small and midsize businesses. We also focus our marketing efforts on larger national accounts by emphasizing our ability to deliver saturation advertising in defined zones, or even partial zones for inserts, in combination with advertising in the shopper publication.

Additional focus is placed on particular industries/categories through the use of sales specialists. These sales specialists are primarily used to target automotive, real estate and employment advertisers.

We utilize proprietary sales and marketing systems to enter client orders directly from the field, instantly checking space availability, ad costs and other pertinent information. These systems efficiently facilitate the placement of advertising into multiple-zoned editions and include built-in error-reducing safeguards that aid in minimizing costly sales adjustments. In addition to allowing advertising information to be entered for immediate publication, these systems feed a relational client database, enabling sales personnel to access client history by designated variables to facilitate the identification of similar potential clients and to assist with timely follow-up on existing clients.

Shoppers Facilities

Our shoppers are produced at owned or leased facilities in the markets they serve. At December 31, 2009, we had five production facilities – three in Southern California, one in Northern California, and one in Tampa, Florida – and approximately 20 sales offices.

For more information please refer to Item 2, “Properties”.

Competition

Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast, satellite and cable television, other shoppers, the internet, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Failure to continually improve our current processes, advance and upgrade our technology applications and develop new products and services in a timely and cost-effective manner could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products, services and geographic areas could adversely affect our growth. We believe that our production systems and technology, which enable us to publish separate editions in narrowly targeted zones, our local ad content, and our integrated online offering allow us to compete effectively, particularly in large markets with high media fragmentation. However, our business results may be adversely impacted by competition. Please refer to Item 1A, “Risk Factors”, for additional information regarding risks related to competition.

Seasonality

Our Shoppers business has been somewhat seasonal in that revenues from the last two publication dates in December and first two to three publication dates in January each year have been affected by a slowdown in advertising by businesses and individuals after the holidays. Historically, the second and third quarters have been the highest revenue quarters for our Shoppers business. As a result of the ongoing economic difficulties in California and Florida, our Shoppers revenues did not follow this general historical pattern in 2009, 2008 or 2007.

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

•	The Fair Credit Reporting Act (FCRA), which governs, among other things, the sharing of consumer report information, access to credit scores, and requirements for users of consumer report information.

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

As a result of increasing public awareness and interest in individual privacy rights, data security and environmental and other concerns regarding unsolicited marketing communications, federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products. Examples include data encryption standards, data breach notification requirements, consumer choice and consent restrictions and increased penalties against offending parties, among others. We anticipate that additional proposals will continue to be introduced in the future, some of which may be adopted. In addition, our business may be affected by the impact of these restrictions on our clients and their marketing activities. These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications. For example, many states have considered implementing do-not-mail legislation that could impact our Direct Marketing and Shoppers businesses and the businesses of our clients and customers. In addition, continued public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

We cannot predict the scope of any new legislation, regulations or industry guidelines or how courts may interpret existing and new laws. Additionally, enforcement priorities by governmental authorities may change and also impact our business. Compliance with regulations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with our compliance, and we may be exposed to significant penalties, liabilities, reputational harm and loss of business in the event that we fail to comply. There could be a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations, the issuance of judicial or governmental interpretations, enforcement priorities of governmental agencies or a change in customs arising from public concern over consumer privacy and data security issues.

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

Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary information and technology. Monitoring unauthorized use of our intellectual property is difficult, and unauthorized use of our intellectual property may occur. We cannot be certain that patents or trademark registrations will be issued, nor can we be certain that any issued patents or trademark registrations will give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. In addition, others may develop competing technologies or databases on their own. Moreover, there is no assurance that our confidentiality agreements with our employees or third parties will be sufficient to protect our intellectual property and proprietary information.

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

EMPLOYEES

As of December 31, 2009, Harte-Hanks employed approximately 4,700 full-time employees and 300 part-time employees. Approximately 3,200 full-time and 100 part-time employees were in the Direct Marketing segment and 1,500 full-time and 200 part-time employees were in the Shoppers segment. A portion of our workforce is provided to us through staffing companies. None of the workforce is represented by labor unions. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (1933 Act) and Section 21E of the Securities Exchange Act of 1934 (1934 Act). Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including with regard to the negative performance trends in our Shoppers business and the adverse impact of the ongoing economic downturn in the United States and other economies on the marketing expenditures and activities of our Direct Marketing clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes.

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected, and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the SEC, including the factors discussed below in this Item 1A, “Risk Factors”, and any updates thereto in our Forms 10-Q. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

In addition to the information set forth elsewhere in this report, including in the MD&A section, the factors described below should be considered carefully in making any investment decisions with respect to our securities. The risks described below are not the only ones we face or may face in the future. Additional risks and uncertainties that are not presently anticipated or that we may currently believe are immaterial could also impair our business operations and financial performance.

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

The sizes of our competitors vary across market segments. Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins. Some of our competitors also may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale. Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new customers on favorable terms. Competitive pricing pressures tend to increase in difficult economic environments, such as the current environments in the United States and other economies, due to reduced marketing expenditures of many of our clients and prospects and the resulting impact on the competitive business environment for marketing service providers such as our company.

We must maintain technological competitiveness, continually improve our processes and develop and introduce new products and services in a timely and cost-effective manner.

We believe that our success depends on, among other things, maintaining technological competitiveness in our Direct Marketing and Shoppers products, processing functionality and software systems and services.

Technology changes rapidly and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the Internet. Advances in information technology may result in changing client preferences for products and product delivery formats in our industry. We must continually improve our current processes and develop and introduce new products and services in order to match our competitors’ technological developments and other improvements in competing product and service offerings and the increasingly sophisticated requirements of our clients. We may be unable to successfully identify, develop and bring new and enhanced services and products to market in a timely and cost-effective manner, such services and products may not be commercially successful, and services, products and technologies developed by others may render our services and products noncompetitive or obsolete.

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

We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information about the adverse impact on our financial performance of the ongoing difficult economic environment in the United States and other economies.

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

We are subject to, or affected by, numerous laws, regulations and industry standards that regulate direct marketing activities, including those that address privacy, data security and unsolicited marketing communications. Please refer to the section above entitled “U.S. and Foreign Government Regulations” for additional information regarding some of these regulations.

As a result of increasing public awareness and interest in individual privacy rights, data security and environmental and other concerns regarding unsolicited marketing communications, federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products. Examples include data encryption standards, data breach notification requirements, consumer choice and consent restrictions and increased penalties against offending parties, among others. We anticipate that additional proposals will continue to be introduced in the future, some of which may be adopted. In addition, our business may be affected by the impact of these restrictions on our clients and their marketing activities. These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications. For example, many states have considered implementing do-not-mail legislation that could impact our Direct Marketing and Shoppers businesses and the businesses of our clients and customers. In addition, continued public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

We cannot predict the scope of any new legislation, regulations or industry guidelines or how courts may interpret existing and new laws. Additionally, enforcement priorities by governmental authorities may change and also impact our business. Compliance with regulations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with our compliance, and we may be exposed to significant penalties, liabilities, reputational harm and loss of business in the event that we fail to comply. There could be a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations, the issuance of judicial or governmental interpretations, enforcement priorities of governmental agencies or a change in customs arising from public concern over consumer privacy and data security issues.

We could fail to adequately protect our intellectual property rights and may face claims for intellectual property infringement.

Our ability to compete effectively depends in part on the protection of our technology, products, services and brands through intellectual property right protections, including patents, copyrights, database rights, trade secrets, trademarks and domain name registrations and enforcement procedures. The extent to which such rights can be protected and enforced varies in different jurisdictions. There is also a risk of litigation relating to our use or future use of intellectual property rights of third parties. Third-party infringement claims and any related litigation against us could subject us to liability for damages, restrict us from using and providing our technologies, products or services or operating our business generally, or require changes to be made to our technologies, products and services. Please refer to the section above entitled “Intellectual Property Rights” for additional information regarding our intellectual property and associated risks.

Consumer perceptions regarding the privacy and security of their data may prevent or impair our ability to offer our products and services.

Pursuant to various federal, state, foreign and industry regulations, consumers have control as to how certain data regarding them is collected, used and shared for marketing purposes. If due to privacy or security concerns, consumers exercise their ability to prevent such data collection, use or sharing, this may impair our ability to provide direct marketing to those consumers and limit our clients’ requirements for our services. Additionally, privacy and security concerns may limit consumers’ willingness to voluntarily provide data to our customers or marketing companies. Some of our services depend on voluntarily provided data and may be impaired without such data.

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

Our ability to protect our information systems against damage from a data loss, security breach, computer virus, fire, power loss, telecommunications failure or other disaster is critical to our future success. Some of these systems may be outsourced to third-party providers from time to time. Any damage to our information systems that causes interruptions in our operations or a loss of data could affect our ability to meet our clients’ requirements, which could have a material adverse effect on our business, financial position or operating results. While we take precautions to protect our information systems, such measures may not be effective, and existing measures may become inadequate because of changes in future conditions.

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

We purchase or license much of the data we use. There could be a material adverse impact on our Direct Marketing business if owners of the data we use were to withdraw or cease to allow access to the data or materially restrict the authorized uses of their data. Data providers could withdraw their data if there is a competitive reason to do so, if there is pressure from the consumer community or if additional legislation is passed restricting the use of the data. We also rely upon data from other external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public record sources. If a substantial number of data providers or other key data sources were to withdraw or restrict their data, if we were to lose access to data due to government regulation, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially adversely affected, which could result in decreased revenues, net income and earnings per share.

We must successfully evaluate acquisition targets and integrate acquisitions.

We frequently evaluate acquisition opportunities to expand our product and service offerings and geographic locations, including potential international acquisitions. Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations. In addition, we may be unable to achieve the profitability goals, synergies and other objectives initially sought in acquisitions, and any acquired assets, data or businesses may not be successfully integrated into our operations. Acquisitions may result in the impairment of relationships with employees and customers. Moreover, although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks, and we may incur unanticipated liabilities and expenses as a result of our acquisition activities. The failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions into existing operations could result in not achieving planned revenue growth and could negatively impact our net income and earnings per share.

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

Our Shoppers and Direct Marketing services depend on the USPS to deliver products. Our shoppers are delivered by Standard Mail, and postage is the second largest expense, behind labor, in our Shoppers business. Standard postage rates increased in 2008 and 2009. The USPS did not file for a rate increase in February, and as a result we do not expect standard postage rates to increase in 2010. Under the Postal Accountability and Enhancement Act of 2006, the USPS can file for a rate increase in February of each year, and any increase will take effect the following May. Any such rate increase is capped at the average of the consumer price index from the previous December. Overall Shoppers postage costs will be affected by any future increases in postage rates. Postage rates also influence the demand for our Direct Marketing services even though the cost of mailings is typically borne by our clients and is not directly reflected in our revenues or expenses. Accordingly, future postal increases or disruptions in the operations of the USPS may have an adverse impact on us.

Our financial results could be negatively impacted by impairments of goodwill or other intangible assets with indefinite useful lives.

As of December 31, 2009, the net book value of our goodwill and other intangibles, represented approximately $569.2 million out of our total assets of $908.2 million. We test goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and on an interim date should factors or indicators become apparent that would require an interim test. A downward revision in the fair value of either of our reporting units or any of the other intangible assets could result in impairments and non-cash charges. Any such impairment charges could have a significant negative effect on our reported net income.

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

•

result in higher interest expense in the event of increases in interest rates, as discussed below under “Interest rate increases could affect our results of operations, cash flows and financial position.”

We may incur additional indebtedness in the future and, if new debt is added to our current debt levels, the above risks could be increased.

Interest rate increases could affect our results of operations, cash flows and financial position.

Interest rate movements in Europe and the United States can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents. Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically Eurodollar rates, due to their impact on interest related to our credit facilities. As of December 31, 2009, we had $239.7 million of debt outstanding, all of which was at variable interest rates. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates. We also have exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position or operating results.

Our international operations subject us to risks associated with operations outside the U.S.

Harte-Hanks Direct Marketing conducts business outside of the United States. During 2009, approximately 15.0% of Harte-Hanks Direct Marketing’s revenues and 10.2% of Harte-Hanks total revenues were derived from businesses outside the United States, primarily Europe, Asia and South America. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

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

•	announcements of developments affecting our businesses;

•	competition and the operating results of our competitors; and

•	other factors discussed elsewhere in this Item 1A, “Risk Factors”.

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

Our headquarters are located in San Antonio, Texas, and we occupy approximately 8,000 square feet of leased premises at that location. Our business is conducted in facilities worldwide containing aggregate space of approximately 3.4 million square feet. Approximately 3.2 million square feet are held under leases, which expire at dates through 2017. The balance of the properties, used in our Southern California Shoppers operations and Hasselt, Belgium Direct Marketing operations, are owned.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note K, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE (symbol: HHS). The reported high and low quarterly sales price ranges for 2009 and 2008 were as follows:

	2009		2008
	High	Low	High	Low
First Quarter	7.98	4.50	17.96	13.06
Second Quarter	10.14	5.21	14.33	11.15
Third Quarter	14.22	8.31	13.12	9.93
Fourth Quarter	14.48	9.25	10.32	4.43

In 2009 and 2008, quarterly dividends were paid at the rate of 7.5 cents per share.

We currently plan to pay a quarterly dividend of 7.5 cents per common share in each of the quarters in 2010, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

As of January 31, 2010, there are approximately 2,500 holders of record.

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of December 31, 2009, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program. The maximum number of shares that may yet be purchased under this program was 10,475,491 at December 31, 2009.

Comparison of Stockholder Returns

The material under this heading is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

The following graph compares the cumulative total return of our common stock during the period December 31, 2004 to December 31, 2009 with the Standard & Poor’s 500 Stock Index (S&P 500 Index) and with a peer group including Acxiom Corporation, Alliance Data Systems Corporation, Consolidated Graphics, Inc., Dun & Bradstreet Corporation, Equifax, Inc., Fair Isaac and Company, Inc., ICT Group, Inc., Infogroup, Inc., Interpublic Group of Companies, Inc., PC Mall, Inc., Sykes Enterprises, Inc., Teletech Holdings, Inc., Valassis Communications, Inc., ValueClick, Inc., and Viad Corp.

The S&P Index includes 500 United States companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The peer groups are also weighted by market capitalization.

The graph depicts the results of investing $100 in our common stock, the S&P 500 Index and the peer groups at closing prices on December 31, 2004 and assumes the reinvestment of dividends.

	Base Period	Years Ending
	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
Harte-Hanks, Inc.	100	102.33	108.39	68.55	25.46	45.52
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
Peer Group	100	100.39	123.17	109.24	68.79	97.30

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K. The fiscal year financial information included in the table below for the years ended December 31, 2009, 2008, and 2007 is derived from audited financial statements contained in this Form 10-K. Information for the years ended December 31, 2006 and 2005 can be found in our previously filed Annual Reports on Form 10-K.

In thousands, except per share amounts	2009	2008	2007	2006	2005
Statement of Operations Data
Revenues	$860,143	$1,082,821	$1,162,886	$1,184,688	$1,134,993
Operating expenses
Labor, production and distribution	678,307	847,470	871,468	874,088	825,568
Advertising, selling, general and administrative	62,479	81,655	89,787	90,516	88,067
Shoppers legal settlement in principle	6,950	–	–	–	–
Depreciation and amortization	28,265	33,429	33,195	31,566	29,918
Intangible amortization	1,712	2,950	3,509	2,466	1,427

Total operating expenses	777,713	965,504	997,959	998,636	944,980

Operating income	82,430	117,317	164,927	186,052	190,013
Interest expense, net	7,968	13,823	12,453	6,102	1,760
Net Income	$47,715	$62,741	$92,640	$111,792	$114,458
Earnings per common share—diluted	$0.75	$0.98	$1.26	$1.39	$1.34
Cash dividends per common share	$0.30	$0.30	$0.28	$0.24	$0.20
Weighted-average common and common equivalent shares outstanding—diluted	63,885	64,104	73,703	80,646	85,406

Segment Data
Revenues
Direct Marketing	$585,988	$732,740	$732,461	$709,728	$694,558
Shoppers	274,155	350,081	430,425	474,960	440,435

Total revenues	$860,143	$1,082,821	$1,162,886	$1,184,688	$1,134,993

Operating income (loss)
Direct Marketing	$95,812	$103,121	$108,796	$109,458	$108,095
Shoppers	(1,354)	25,884	70,784	88,814	94,231
General corporate	(12,028)	(11,688)	(14,653)	(12,220)	(12,313)

Total operating income	$82,430	$117,317	$164,927	$186,052	$190,013

Capital expenditures	$9,011	$19,947	$28,217	$33,708	$28,215

Balance sheet data (at end of period)
Current assets	$256,599	$241,203	$265,680	$279,975	$253,704
Property, plant and equipment, net	78,399	97,433	112,354	116,591	112,911
Goodwill and other intangibles, net	569,163	570,866	564,522	568,795	519,419
Total assets	908,151	913,566	951,926	969,285	889,663
Total debt	239,688	270,625	259,125	205,000	62,000
Total stockholders’ equity	$401,643	$356,372	$408,512	$493,476	$561,346

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note About Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by the cautionary note included under Item 1A above, which is provided pursuant to the safe harbor provisions of Section 27A of the 1933 Act and Section 21E of the 1934 Act. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

In 2009, Harte-Hanks Direct Marketing had revenues of $586.0 million, which accounted for 68% of our total revenues. Direct Marketing services are targeted to specific industries or markets with services and software products tailored to each industry or market. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We believe that we are generally able to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Depending on the needs of our clients, our Direct Marketing capabilities are provided in an integrated approach through more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients. We use various capabilities and technologies to enable our clients to capture, analyze and disseminate customer and prospect data across all points of customer contact.

We offer a full complement of capabilities and resources, including:

•	agency and creative services;

•	database marketing solutions;

•	data quality software and services with Trillium Software;

•	digital marketing;

•	direct mail and logistics;

•	fulfillment and contact centers; and

•	lead generation.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. These sites are online advertising portals, bringing buyers and sellers together through our online products, including local classifieds, business listings, coupons, special offers and Power Sites. Power Sites are templated web sites for our customers, optimized to help small and medium sized business owners establish a web presence and improve their lead generation. In 2009, our Shoppers segment had revenues of $274.2 million, which represented 32% of our total revenues.

At December 31, 2009, our Shoppers were zoned into more than 950 separate editions with total circulation of approximately 11.5 million in California and Florida each week. As a result of the difficult economic environment in California and Florida, we curtailed more than 1.4 million of unprofitable or marginal circulation from July 2008 to February 2009. This consisted of approximately 850,000 of circulation in California and 550,000 of circulation in Florida. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

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

Our businesses continued to face challenging economic environments in 2009, which negatively impacted our financial performance. Marketing budgets are often more discretionary in nature and easier to reduce in the short-term than other expenses in response to weak economic conditions. Difficult economic conditions, in some cases including consolidation and bankruptcies of customers and prospective customers in the industry verticals that we serve, have resulted in pricing pressures and in reduced demand for our products and services.

Direct Marketing revenues are dependent on, among other things, national, regional and international economic and business conditions. During 2009, the economic recession in the United States and other economies continued to adversely impact the marketing expenditures and activities of our customers, resulting in pricing pressures, significant reductions and delays in spending by clients and prospective clients.

Revenues from our Shoppers business are largely dependent on local advertising expenditures in the California and Florida geographies in which we operate. Such expenditures are substantially affected by the strength of the local economies in those markets. During 2009, the negative trends and economic conditions that we have seen since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread across virtually all categories.

As a result of the challenging environments, we have taken actions designed to align our expense base and structure to the external economic environment facing our businesses. These actions have included headcount reductions, consolidating businesses and closing facilities, reductions of marginal Shoppers circulation, wage freezes and reductions, tightened management of capital spending, non-client travel restrictions and enhanced controls around accounts receivable and collections. These actions helped to produce improved margins in our Direct Marketing business while limiting the amount of margin lost in our Shoppers business, in spite of revenue declines of 20% or more in both businesses. Nevertheless, we cannot predict the impact of future economic conditions or the ultimate effectiveness of and expenses associated with our efforts to address those economic conditions.

Although economic uncertainty remains, and we believe that 2010 will continue to be challenging, we did see slight improvement in both businesses towards the end of the fourth quarter of 2009. Due to the structural changes we have made across our entire company, we believe that we are well positioned for an improved economic environment.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands except per share amounts	2009	% Change	2008	% Change	2007
Revenues	$860,143	-20.6	$1,082,821	-6.9	$1,162,886
Operating expenses	777,713	-19.5	965,504	-3.3	997,959

Operating income	$82,430	-29.7	$117,317	-28.9	$164,927

Net income	$47,715	-23.9	$62,741	-32.3	$92,640

Diluted earnings per share	$0.75	-23.5	$0.98	-22.2	$1.26

Year ended December 31, 2009 vs. Year ended December 31, 2008

Revenues

Consolidated revenues decreased 20.6%, to $860.1 million, and operating income decreased 29.7%, to $82.4 million, in 2009 compared to 2008. Our overall results reflect decreased revenues of $146.8 million, or 20.0%, from our Direct Marketing segment and decreased revenues of $75.9 million, or 21.7%, from our Shoppers segment. Direct Marketing experienced year-over-year double-digit revenue declines from all vertical markets. These results reflect the effects of the economic recession on our Direct Marketing business. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in Shoppers revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, curtailment of circulation of approximately 1.5 million addresses from July 2008 to February 2009, and an additional publication week in 2008. Excluding revenues from discontinued circulation and the additional publication week, Shoppers revenues decreased approximately 17.1%.

Operating Expenses

Overall operating expenses decreased 19.5%, to $777.7 million, in 2009 compared to 2008. The overall decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $139.4 million, or 22.1%, decreased operating expenses in Shoppers of $48.7 million, or 15.0%, and increased general corporate expense of $0.3 million, or 2.9%. The Direct Marketing decrease was primarily a result of headcount reductions, lower outsourced costs, lower logistics-related transportation costs, lower commissions and less travel expense. The decrease at Shoppers was primarily due to headcount reductions, decreases in postage and paper costs, lower bad debt expense, and lower promotion-related expense. This decrease at Shoppers was partially offset by a 2009 fourth quarter $7.0 million legal settlement in principle. The overall decrease in operating expenses was partially offset by a $7.1 million increase in pension expense due to the 2008 decline in the market value of our pension plan assets.

Net Income/Earnings Per Share

Net income decreased 23.9%, to $47.7 million, and diluted earnings per share decreased 23.5%, to $0.75 per share, in 2009 compared to 2008. The decreases in net income and diluted earnings per share were a result of decreased operating income from both Shoppers and Direct Marketing and increased general corporate expense, partially offset by lower interest expense and a lower effective tax rate in 2009 compared to 2008.

Year ended December 31, 2008 vs. Year ended December 31, 2007

Revenues

Consolidated revenues decreased 6.9%, to $1,082.8 million, in 2008 compared to 2007. Our overall results reflect decreased revenues of 18.7% from our Shoppers segment, partially offset by a slight increase in revenues from our Direct Marketing segment. In Shoppers, the negative trends and economic conditions in

California and Florida that we saw in 2007 continued and deteriorated throughout 2008. In Direct Marketing, the overall economic climate in the second half of 2008, and more specifically, the financial market events that occurred in the fourth quarter of 2008, dramatically influenced business and consumer confidence and resulted in an immediate adverse impact on our Direct Marketing revenue.

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

Net Income/Earnings Per Share

Net income decreased 32.3%, to $62.7 million, while diluted earnings per share were down 22.2%, to $0.98 per share, in 2008 when compared to 2007. The decreases in net income and earnings per share were a result of decreased operating income, primarily at Shoppers, and increased interest expense, partially offset by lower general corporate expense and a lower effective tax rate in 2008 when compared to 2007.

Direct Marketing

Direct Marketing operating results were as follows:

In thousands	2009	% Change	2008	% Change	2007
Revenues	$585,988	-20.0	$732,740	0.0	$732,461
Operating expenses	490,176	-22.1	629,619	1.0	623,665

Operating income	$95,812	-7.1	$103,121	-5.2	$108,796

Year ended December 31, 2009 vs. Year ended December 31, 2008

Revenues

Direct Marketing revenues decreased $146.8 million, or 20.0%, in 2009 compared to 2008. Revenues from all of our vertical markets experienced double-digit revenue declines in 2009 compared to 2008. The financial services vertical continued to be the most challenging, with revenues declining approximately 30% for the year. Revenues from our high tech/telecom and retail verticals declined approximately 20%, while our pharma/healthcare and select verticals had revenue declines in the high teens. These results reflect the effects of the economic recession, including reduced volumes and price reductions, on our Direct Marketing business.

2010 revenues will depend on, among other factors, the impact and duration of the economic recession and overall strength of the national and international economies and how successful we are at maintaining and growing business with existing clients, acquiring new clients and meeting client demands. We believe that in the long-term an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment, and that our business will benefit as a result.

The cost of mailings is borne by our clients and is not directly reflected in our revenues or expenses.

Operating Expenses

Operating expenses decreased $139.4 million, or 22.1%, in 2009 compared to 2008. Labor costs decreased $62.2 million, or 19.1%, due to headcount reductions, lower commissions as a result of revenue performance, lower healthcare costs due to reduced headcount and claims, decreased stock-based compensation and lower severance costs. This decrease was partially offset by an increase in pension expense. Production and distribution costs decreased $60.2 million, or 26.8%, due to lower outsourced costs as a result of lower outsourced volumes, lower logistics-related transportation costs resulting from reduced transportation volumes and decreased transportation costs. General and administrative expense decreased $11.0 million, or 21.4%, due primarily to less travel, less expense related to business and professional services, and a decrease in bad debt expense. Depreciation and software amortization expense decreased $4.9 million, or 19.2%, due to decreased capital expenditures in the last several quarters and assets becoming fully depreciated. Intangible asset amortization decreased $1.2 million, or 62.4%, due to certain intangible assets becoming fully amortized.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Fuel costs have increased significantly in the last few years and were at historically high levels throughout much of 2008 before decreasing significantly in the fourth quarter of 2008 and holding at those levels throughout 2009. Future changes in fuel costs will continue to impact Direct Marketing’s total production costs and total operating expenses and may have an impact on future demand for our transportation services.

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

In 2008, our high tech/telecom and select markets verticals both experienced double-digit revenue growth. High tech/telecom results were primarily driven by the acquisition of Mason Zimbler in January of 2008 and increases in various services to an existing high tech client. The select markets increase was due to increased revenues from the automotive segment. Our retail vertical decreased in the low-single digits as a result of general economic conditions causing reduced consumer spending and the bankruptcy of several clients. The financial vertical was down in the high-single digits from decreases in retail banking and consumer finance businesses. Our pharma/healthcare vertical decreased double-digits primarily as the result of the healthcare segment within the vertical.

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

The acquisition of Mason Zimbler also contributed to the increase in operating expenses in 2008 compared to 2007.

Shoppers

Shoppers operating results were as follows:

In thousands	2009	% Change	2008	% Change	2007
Revenues	$274,155	-21.7	$350,081	-18.7	$430,425
Operating expenses	275,509	-15.0	324,197	-9.9	359,641

Operating income	$(1,354)	-105.2	$25,884	-63.4	$70,784

Year ended December 31, 2009 vs. Year ended December 31, 2008

Revenues

Shoppers revenues decreased $75.9 million, or 21.7%, in 2009 compared to 2008. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of circulation of approximately 250,000 in July 2008, 500,000 in December 2008 and 700,000 in February 2009. The net impact of these circulation curtailments was a reduction in Shoppers revenues of $15.5 million. The once every five to six year occurrence of one extra publication week in the fourth quarter of 2008 also contributed to the Shoppers revenue decrease in 2009. The 53rd week has historically been marginally profitable. Excluding revenues from discontinued circulation and the 53rd week in 2008, Shoppers revenues decreased approximately 17.1%. At December 31, 2009, our Shoppers circulation reached approximately 11.5 million addresses each week. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Operating Expenses

Operating expenses decreased $48.7 million, or 15.0%, in 2009 compared to 2008. This decrease was partially offset by a $7.0 million legal settlement in principle in the fourth quarter of 2009. Excluding this settlement in principle, total operating expenses would have decreased by $55.6 million, or 17.2%. Total labor costs decreased $22.4 million, or 19.4%, as a result of reductions in our Shoppers workforce due to consolidations and circulation curtailments. Total production costs decreased $26.3 million, or 15.1%, due primarily to decreased postage costs resulting from circulation curtailments and decreased distribution volumes, decreased outsourced printing costs due to lower distribution volumes and decreased paper costs due to circulation reductions and a decline in ad placements. This decrease was partially offset by $1.6 million in lease write-offs in the first quarter of 2009 related to the consolidations and circulation curtailments. Total general and administrative costs increased $0.3 million, or 1.3%, due primarily to the $7.0 million legal settlement in principle. Excluding this settlement in principle, general and administrative costs decreased $6.6 million, or 25.5%, due primarily to lower bad debt expense and lower promotion-related expense due to revenue levels. Depreciation and software amortization expense decreased $0.3 million, or 3.8%, due to decreased capital expenditures in the last several quarters and assets becoming fully depreciated. Intangible asset amortization decreased $0.1 million, or 4.9%.

Incremental expenses associated with the 53rd week of publication in 2008 also slightly contributed to the overall decline in operating expenses in 2009.

Shoppers largest cost components are labor, postage and paper. Shoppers labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. We realized a positive effect on our Shoppers labor costs in 2009 due to the circulation reductions described above. Standard postage rates have increased in recent years, and increased again in May 2009. Shoppers postage rates increased by approximately 1.4% as a result of the May 2009 rate increase. We do not expect standard postage rates to change in 2010. Any future changes in postage rates will affect Shoppers production costs. Newsprint prices increased over the first half of 2009 and then decreased in the second half of 2009. Any future changes in newsprint prices will affect Shoppers production costs. At the end of the first quarter of 2009, we completed the consolidation of our two Florida production facilities into one facility. We incurred approximately $2.0 million in costs in the first quarter related to this action. The 2009 savings from this consolidation was offset by the 2009 first quarter charges.

Year ended December 31, 2008 vs. Year ended December 31, 2007

Revenues

Shoppers revenues decreased $80.3 million, or 18.7%, in 2008 compared to 2007. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in virtually every revenue category, and curtailment of unprofitable circulation of approximately 600,000 that were initiated in June 2007 and 250,000 that were initiated in July 2008. The circulation that was curtailed in June 2007 was in Northern and Southern California and represented approximately $3.0 million of revenue in 2007. The circulation that was curtailed in July 2008 was in Northern California and South Florida and represented approximately $1.9 million of revenue in 2008 and $4.1 million of revenue in 2007. In response to the continued difficult economic environments in California and Florida we curtailed an additional 500,000 circulation in South and Central Florida towards the end of December 2008. At December 31, 2008, our Shoppers circulation reached more than 12 million addresses in California and Florida each week.

Shoppers revenue decrease was slightly offset by the once every five to six year occurrence of one extra publication week in the fourth quarter of 2008. The 53rd week has historically been marginally profitable, and in 2008 we believe it generated a small loss.

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

General Corporate Expense

Year ended December 31, 2009 vs. Year ended December 31, 2008

General corporate expense increased $0.3 million, or 2.9%, during 2009 compared to 2008. The increase was primarily due to an increase in pension expense resulting from the 2008 decline in the market value of our pension plan assets. This increase was partially offset by lower payroll costs due to reduced headcount, and less expense related to professional services.

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

Interest Expense

Interest expense decreased $6.1 million, or 42.6%, in 2009 compared to 2008, due to lower outstanding debt levels and lower interest rates in 2009 compared to 2008. Interest expense increased $1.2 million, or 9.3%, in 2008 compared to 2007 due to higher outstanding debt levels, primarily due to the repurchases of our common stock, in 2008 than in 2007. Our debt at December 31, 2009 and 2008 is described in Note D, Long-Term Debt, of the “Notes to Consolidated Financial Statements,” included herein.

Interest Income

Interest income decreased $0.2 million, or 51.9%, in 2009 and $0.2 million, or 29.9%, in 2008 compared to 2008 and 2007, respectively. These decreases were due to normal variances in cash levels and lower interest rates on investments than in the prior years.

Other Income and Expense

Other net expense for 2009 and 2008 primarily consists of currency transaction gains and losses and balance-based bank charges.

Income Taxes

Year ended December 31, 2009 vs. Year ended December 31, 2008

Income taxes decreased $14.6 million in 2009 compared to 2008 due to lower pretax income levels and a lower effective tax rate. The effective income tax rate for 2009 was 33.7% compared to 38.2% in 2008. The decrease in the effective tax rate is primarily due to a decrease in our state income tax resulting from a reduction to our uncertain tax liabilities, as well as operations in states with higher tax rates having been more negatively impacted by the economic downturn.

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

Economic Climate and Impact on our Financial Statements

The current economic climate has had a negative impact on our operations and cash flows for the year ended December 31, 2009 and our financial position at December 31, 2009. We cannot predict the timing, strength or duration of the current economic recession or any subsequent economic recovery. If the economic climate and markets we serve deteriorate, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2009, cash and cash equivalents were $86.6 million, increasing $56.4 million from cash and cash equivalents at December 31, 2008. This net increase was a result of net cash provided by operating activities of $114.0 million, offset by net cash used in investing activities of $8.9 million and net cash used in financing activities of $49.5 million.

Operating Activities

Net cash provided by operating activities in 2009 was $114.0 million, compared to $116.7 million in 2008. The $2.7 million year-over-year decrease was attributable to lower net income, changes within noncash expense items and changes within working capital assets and liabilities.

In 2009, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the fourth quarter of 2009 than in the fourth quarter of 2008. Days sales outstanding were approximately 59 days at December 31, 2009 compared to 58 days at December 31, 2008;

•	A decrease in inventory due to Shoppers circulation curtailment, lower Shoppers ad placements and lower paper prices towards the end of 2009;

•	A decrease in prepaid expenses and other current assets due to timing of payments;

•

A decrease in accounts payable due to overall lower operating expenses in the fourth quarter of 2009 than in the fourth quarter of 2008 and lower workers’ compensation insurance reserves at December 31, 2009 than at December 31, 2008, partially offset by the $7.0 million accrual at December 31, 2009 for the legal settlement in principle;

•	A decrease in accrued payroll and related expenses due to headcount reductions, timing of payroll payments and lower accrued commissions at December 31, 2009 than at December 31, 2008;

•	A decrease in customer deposits and unearned revenue due to timing of receipts and decrease in revenue levels; and

•	A decrease in income taxes payable due to the timing of quarterly estimated federal and state taxes payments and lower pretax income levels in 2009 than 2008.

Investing Activities

Net cash used in investing activities was $8.9 million in 2009, compared to $28.3 million in 2008. The $19.4 million decrease is the result of the January 2008 acquisition of Mason Zimbler and a $10.9 million decline in capital spending in 2009 compared to 2008.

Financing Activities

Net cash used in financing activities was $49.5 million in 2009 compared to $79.7 million in 2008. The $30.2 million decrease is attributable primarily to $76.6 million spent to repurchase our common stock in 2008. We did not repurchase any of our common stock in 2009. This decrease was partially offset by $42.4 million more net debt repayments in 2009 than in 2008.

Credit Facilities

On August 12, 2005, we entered into a five-year $125 million revolving credit facility (Revolving Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent. The Revolving Credit Facility allows us to obtain revolving credit loans. For each borrowing under the Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in the Revolving Credit Facility) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in the Revolving Credit Facility) ratio then in effect, and ranges from .315% to .60% per annum. There is a facility fee that we are also required to pay under the Revolving Credit Facility that is based on a rate applied to the total commitment amount under the Revolving Credit Facility, regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. The Revolving Credit Facility matures on August 12, 2010. We did not have any debt outstanding under the Revolving Credit Facility at December 31, 2009.

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

The 2006 Term Loan Facility matures on September 6, 2011. For each borrowing under the 2006 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2006 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2006 Term Loan Facility) then in effect, and ranges from .315% to .60% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the 2006 Term Loan Facility that is based on a facility fee rate applied to the outstanding principal balance owed under the 2006 Term Loan Facility. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2006 Term Loan Facility at any time without incurring any prepayment penalties. At December 31, 2009, we had $148.7 million outstanding under the 2006 Term Loan Facility.

On March 7, 2008, we entered into a new four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. On March 31, 2009, we began making the scheduled quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amount
1 – 4	2.25% each
5 – 8	3.75% each
9 – 12	4.00% each
Maturity Date	Remaining Principal Balance

The 2008 Term Loan Facility matures on March 7, 2012. For each borrowing under the 2008 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2008 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2008 Term Loan Facility) then in effect, and ranges from .40% to .75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the 2008 Term Loan Facility that is based on a rate applied to the outstanding principal balance owed under the 2008 Term Loan Facility. The facility fee rate ranges from .10% to .25% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2008 Term Loan Facility at any time without incurring any prepayment penalties. At December 31, 2009, we had $91.0 million outstanding under the 2007 Term Loan Facility.

Under all of our credit facilities, we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of December 31, 2009, we were in compliance with all of the covenants of our credit facilities.

Contractual Obligations

Contractual obligations at December 31, 2009 are as follows:

In thousands,	Total	2010	2011	2012	2013	2014	Thereafter
Debt	$239,688	$46,688	$133,000	$60,000	$–	$–	$–
Operating leases	64,300	21,068	14,402	11,131	8,285	5,244	4,170
Capital leases	2,083	826	616	397	205	39	–
Deferred compensation liability	4,135	702	702	702	702	704	623
Unfunded pension plan benefit payments	20,593	915	955	1,081	1,188	1,372	15,082
Other long-term obligations	837	431	354	52	–	–	–

Total contractual cash obligations	$331,636	$70,630	$150,029	$73,363	$10,380	$7,359	$19,875

At December 31, 2009, we had letters of credit in the amount of $13.9 million. No amounts were drawn against these letters of credit at December 31, 2009. These letters of credit renew annually and exist to support insurance programs relating to workers’ compensation, automobile and general liability. We had no other off-balance sheet arrangements at December 31, 2009.

Dividends

We paid a quarterly dividend of 7.5 cents per common share in each of the quarters in the years ended December 31, 2009 and 2008. We currently plan to pay a quarterly dividend of 7.5 cents per common share in each of the quarters in 2010, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

Share Repurchase

We did not repurchase any shares of our common stock under our stock repurchase program in 2009. As of December 31, 2009, we have repurchased 63.9 million shares since the beginning of our January 1997 stock repurchase program. Under this program, we had authorization to repurchase 10.5 million additional shares at December 31, 2009.

Outlook

We consider such factors as total cash and cash equivalents, current assets, current liabilities, total debt, revenues, operating income and cash flows from operations, investing activities and financing activities when assessing our liquidity. Our primary sources of liquidity have been cash and cash equivalents on hand and cash generated from operating activities. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing and financing requirements as they arise. Capital resources are also available from and provided through our Revolving Credit Facility, subject to the terms and conditions of that facility.

The amount of cash on hand and borrowings available under our Revolving Credit Facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, working capital changes, capital expenditures, tax payments, share repurchases, pension plan contributions, acquisitions and dividends.

Recent developments in the financial markets have increased our exposure to the possible liquidity and credit risks of counterparties to our Revolving Credit Facility. As of December 31, 2009, we had $112.2 million of unused borrowing capacity under our Revolving Credit Facility, and we have not experienced any limitations to date on our ability to access this source of liquidity. At December 31, 2009, we had a cash balance of $86.6 million. Based on our current operational plans, we believe that our Revolving Credit Facility, together with cash on hand and cash provided by operating activities, will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next twelve months. Nevertheless, we cannot predict the impact on our business performance of the economic recession in the United States and other economies. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

Our Revolving Credit Facility matures in August 2010. If the ongoing disruptions in the credit markets continue for an extended period of time, we may be unable to obtain a replacement facility on acceptable terms or at all. In that event, depending on our ability to generate sufficient cash flow from operations, our overall liquidity and ability to make payments on our indebtedness under our 2006 Term Loan Facility (which matures in September 2011) and our 2008 Term Loan Facility (which matures in March 2012) may be adversely impacted, and we may be required to seek one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise debt or equity capital. We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms, if at all. In addition, our existing debt agreements contain restrictive covenants that may prohibit us from adopting one or more of these alternatives.

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

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the service has been performed or the product has been delivered.

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

Revenue from agency and creative services, analytical services and market research is typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. In most cases, proportional performance is based on the ratio of direct costs incurred to total estimated costs where the costs incurred, primarily labor hours and outsourced services, represent a reasonable surrogate for output measures or contract performance. For fixed fee market research revenue streams, revenue is recognized in proportion to the value of service provided based on output criteria. Contracts accounted for under the proportional performance method constituted less than 6.5% of total Direct Marketing revenue and less than 4.5% of our total revenue for each of the years ended December 31, 2009, 2008 and 2007.

Revenue from email marketing, social media marketing and other digital solutions is recognized as the work is performed. Revenue from these services is typically based on a fixed price or rate given to the client.

Revenue associated with new marketing database builds is deferred until complete or until client acceptance. Upon completion or acceptance, it is then recognized over the term of the related arrangement as the services are provided. Revenue from database and website hosting services is recognized ratably over the contractual hosting period. Pricing for database builds are typically based on a fixed price and hosting fees are typically based on a fixed price per month or per contract.

Revenue from technology database subscriptions is based on a fixed price and is recognized ratably over the term of the subscription.

Revenue from services such as data processing, printing, personalization of communication pieces using laser and inkjet printing, targeted mail, and transportation logistics is recognized as the work is performed. Revenue from these services is typically based on a fixed price or rate given to the client.

Revenue related to fulfillment and contact centers, including inbound and outbound calling and email management, is also typically based on a fixed price per transaction or service provided. Revenue from these services is recognized as the service or activity is performed.

Revenue from software arrangements involving multiple elements is allocated to each element based on the vendor-specific objective evidence of fair values of the respective elements. For software sales with multiple elements (for example, software licenses with undelivered post-contract customer support or “PCS”), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means we defer revenue from the software sale equal to the fair value of the undelivered elements. The fair value of PCS is based upon separate sales of renewals to other clients. The fair value of services, such as training and consulting, is based upon separate sales of these services to other clients.

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

For certain non-software arrangements, we enter into contracts that include delivery of a combination of two or more of our service offerings. Such arrangements are divided into separate units of accounting, provided that the delivered element(s) has stand-alone value and objective and reliable evidence of the fair value of the undelivered element(s) exit(s).

When we are able to unbundle the arrangement into separate units of accounting, revenue from each service is recognized separately, and in accordance with our revenue recognition policy for each element. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the revenue recognition policies to the entire arrangement. This might impact the timing of revenue recognition, but would not change the total revenue recognized from the arrangement.

Shopper services are considered rendered, and the revenue recognized, when all printing, sorting, labeling and ancillary services have been provided and the mailing material has been received by the USPS.

Taxes collected from customers and remitted to governmental authorities are not reflected in our revenues or expenses.

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific clients’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. We recorded bad debt expense of $2.1 million, $5.8 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008 our allowance for doubtful accounts was $2.8 million and $4.2 million, respectively. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. Current economic conditions increase the difficulty and level of management judgment in setting the reserve. Given the significance of accounts receivable to the consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. Our deductible for individual healthcare claims is $0.2 million. Our deductible for workers’ compensation is $0.5 million per claim. We have a $0.3 million deductible per claim automobile and general liability. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations. At December 31, 2009 and 2008, our reserve for healthcare, workers’ compensation, automobile and general liability was $12.3 million and $13.1 million, respectively. If ultimate losses were 10% higher than our estimate at December 31, 2009, net income would be impacted by approximately $0.8 million, net of taxes. The amount that earnings would be impacted is dependent on the claim year and our deductible levels for that plan year. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statement of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statement of Operations.

Goodwill

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired. We assess the impairment of our goodwill by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit. We have identified our reporting units as Direct Marketing and Shoppers. At December 31, 2009 and 2008, the net book value of our goodwill was $552.9 million and was allocated to our reporting units as follows:

	December 31,
In thousands	2009	2008
Direct Marketing	$385,399	$385,390
Shoppers	167,487	167,487

Total goodwill	$552,886	$552,877

We performed our annual goodwill impairment testing for both the Direct Marketing and Shoppers segments as of November 30, 2009. As quoted market prices are not available for our reporting units, estimated fair value was determined using a discounted cash flow (DCF) model and a cash flow multiple (CFM) model, with consideration of our overall market capitalization. The DCF and CFM models utilize projected financial results based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, the amount and timing of expected future cash flows, and perpetual growth rates. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

A summary of the critical assumptions utilized for our annual impairment test in 2009 are outlined below. We believe this information, coupled with our sensitivity analysis, provide relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

For the annual goodwill impairment test performed on November 30, 2009, we did not significantly change the methodology from 2008 to determine the fair value of our reporting units. We made changes to certain assumptions utilized in the models for 2009 compared with the prior year due to the U.S. and global economic environments, which affect Direct Marketing, and the economic environments in California and Florida, which affect Shoppers. The following is a summary analysis of the significant assumptions used in our models, as well as a sensitivity analysis on the impact of changes in certain assumptions to our overall conclusion concerning impairment of our goodwill balances.

Discount Rate

The discount rate represents the expected return on capital. The discount rate was determined using a target structure of 30% debt and 70% equity. We used the interest rate of a 30-year government security to determine the risk-free rate in our weighted average cost of capital calculation.

Growth Assumptions

Projected annual growth rates and terminal growth rates are primarily driven by management’s best estimate of future performance, giving consideration to historical performance and existing and anticipated economic and competitive conditions. These assumptions also take into account expense reductions and restructuring measures taken in 2008 and 2009 in both businesses. The assumed growth rates used in our 2009 calculations were lower than historical growth rates for the respective businesses.

Sensitivity Analysis

The estimated fair value of our Direct Marketing reporting unit was significantly above its carrying value.

In order to analyze the sensitivity of our assumptions on the results of our Shoppers impairment assessment, we determined the impact that a hypothetical 15% reduction in fair value would have on our conclusions. In the case of our Shoppers reporting unit, a 15% decline in fair value would not result in the reporting unit’s carrying value to be in excess of its fair value.

If changes in the fair value of our reporting units caused the carrying value of a reporting unit to exceed its fair value, the second step of the goodwill impairment test would be required to be performed to determine the ultimate amount of impairment loss to record.

The determination of recoverability of goodwill requires significant judgment and estimates regarding future cash flows and fair values. These estimates are subject to change and could result in impairment losses being recognized in the future. If different reporting units or different valuation methodologies had been used, the impairment test results could have differed.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards requires judgment, including in some cases estimating expected term, volatility and dividend yield. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from some of these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the years ended December 31, 2009, 2008 and 2007, we recorded total stock-based compensation expense of $3.9 million, $5.8 million and $7.1 million, respectively.

Recent Accounting Pronouncements

As discussed in Note A of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. Our adoption of FASB ASC 805, Business Combinations, in 2009 will affect the way we account for future acquisitions, including acquisition-related costs, contingencies and contingent consideration, and may also impact the amount of information we disclose about acquisitions.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective 30 day rate of 0.23% at December 31, 2009). The five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At December 31, 2009, we did not have any debt outstanding under the Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At December 31, 2009, our debt balance related to the 2006 Term Loan Facility was $148.7 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At December 31, 2009, our debt balance related to the 2008 Term Loan Facility was $91.0 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt. This interest rate swap expired on September 30, 2009.

Assuming the actual level of borrowing throughout 2009, and assuming a one percentage point change in the year’s average interest rates, it is estimated that our 2009 net income would have changed by approximately $1.0 million. Due to our overall debt level and cash balance at December 31, 2009, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Statement of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions results in an adjustment to income, which is recorded in “Other, net” in our Statement of Operations. Transactions such as these amounted to $1.2 million in pre-tax currency transaction losses in 2009. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in the Consolidated Financial Statements beginning on page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Some of the information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2010 annual meeting of stockholders (2010 Proxy Statement), as indicated below. Our 2010 Proxy Statement will be filed with the SEC not later than 120 days after December 31, 2009. Because the 2010 Proxy Statement has not yet been finalized and filed, there may be certain discrepancies between the currently anticipated section headings specified below and the final section headings contained in the 2010 Proxy Statement.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item regarding our directors and executive officers will be set forth in our 2010 Proxy Statement under the caption “Directors and Executive Officers”, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2010 Proxy Statement under the caption “General Information—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (Code of Ethics), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2010 Proxy Statement under the caption “Corporate Governance”, which information is incorporated herein by reference.

Our Code of Ethics may be found on our website at www.harte-hanks.com by clicking on the link “About Us” and then the link “Corporate Governance,” and a copy of our Code of Ethics is also available in print, without charge, upon written request to Harte-Hanks, Inc., Attn: Corporate Secretary, 9601 McAllister Freeway, Suite 610, San Antonio, Texas 78216. In accordance with the rules of the NYSE and the SEC, we currently intend to disclose any future amendments to our Code of Ethics, or waivers from our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller, by posting such information on our website (www.harte-hanks.com) within the time period required by applicable SEC and NYSE rules.

Management Certifications

In accordance with the Sarbanes-Oxley Act of 2002 and SEC rules thereunder, our Chief Executive Officer and Chief Financial Officer have signed certifications under Sarbanes-Oxley Section 302, which have been filed as exhibits to this Form 10-K. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE under Section 303A.12(a) of the NYSE listing standards on May 18, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2010 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2010 Proxy Statement under the caption “Compensation Committee Report” is not deemed to be “filed” with the SEC or subject to the liabilities of the 1934 Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners, management and directors will be set forth in our 2010 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2010 Proxy Statement under the caption “Executive Compensation—Equity Compensation Plan Information at Year-End 2009,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The information required by this item regarding transactions with related persons, including our policies and procedures for the review, approval or ratification of related person transactions that are required to be disclosed under the SEC’s rules and regulations, will be set forth in our 2010 Proxy Statement under the caption “Corporate Governance—Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2010 Proxy Statement under the caption “Corporate Governance—Independence of Directors,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2010 Proxy Statement under the caption “Audit Committee and Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1)	Financial Statements

The financial statements filed as part of this report and referenced in Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page F-1 of this Form 10- K (Financial Statements).

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

Date: March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry Franklin	/s/ Douglas Shepard
Larry Franklin	Douglas Shepard
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: March 3, 2010	Date: March 3, 2010

/s/ Jessica Huff	/s/ William K. Gayden
Jessica Huff	William K. Gayden, Director
Vice President, Finance and Chief Accounting Officer	Date: March 3, 2010
Date: March 3, 2010

/s/ Houston H. Harte	/s/ Christopher M. Harte
Houston H. Harte, Vice Chairman	Christopher M. Harte, Director
Date: March 3, 2010	Date: March 3, 2010

/s/ David L. Copeland	/s/ Judy C. Odom
David L. Copeland, Director	Judy C. Odom, Director
Date: March 3, 2010	Date: March 3, 2010

/s/ William F. Farley	/s/ Karen A. Puckett
William F. Farley, Director	Karen A. Puckett, Director
Date: March 3, 2010	Date: March 3, 2010

Harte-Hanks, Inc. and Subsidiaries

All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harte-Hanks, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Harte-Hanks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Antonio, Texas

March 3, 2010

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included on page F-2 of this Form 10-K.

March 3, 2010

/s/ Larry Franklin
Larry Franklin
President and Chief Executive Officer

/s/ Douglas Shepard
Douglas Shepard
Executive Vice President and Chief Financial Officer

/s/ Jessica Huff
Jessica Huff
Vice President, Finance and Chief Accounting Officer

Harte-Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$86,598	$30,161
Accounts receivable (less allowance for doubtful accounts of $2,827 in 2009 and $4,191 in 2008)	140,062	169,418
Inventory	4,846	7,481
Prepaid expenses	12,790	14,169
Deferred income tax asset	9,905	13,000
Other current assets	2,398	6,974

Total current assets	256,599	241,203

Property, plant and equipment
Land	3,365	3,347
Buildings and improvements	38,615	38,972
Software	93,553	90,938
Equipment and furniture	182,832	189,784

	318,365	323,041
Less accumulated depreciation and amortization	(243,873)	(231,197)

	74,492	91,844
Software development and equipment installations in progress	3,907	5,589

Net property, plant and equipment	78,399	97,433

Intangible and other assets
Goodwill, net	552,886	552,877
Other intangible assets (less accumulated amortization of $13,953 in 2009 and $12,241 in 2008)	16,277	17,989
Other assets	3,990	4,064

Total intangible and other assets	573,153	574,930

Total assets	$908,151	$913,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$46,688	$30,938
Accounts payable	42,386	48,182
Accrued payroll and related expenses	15,290	22,177
Customer deposits and deferred revenue	54,055	58,227
Income taxes payable	6,114	9,128
Other current liabilities	8,670	19,083

Total current liabilities	173,203	187,735

Long-term debt	193,000	239,687
Other long-term liabilities (including deferred income taxes of $77,980 in 2009 and $65,723 in 2008)	140,305	129,772

Total liabilities	506,508	557,194

Stockholders’ equity
Common stock, $ 1 par value, authorized: 250,000,000 shares
Issued 2009: 118,242,582; Issued 2008: 118,085,480 shares	118,243	118,085
Additional paid-in capital	333,612	331,227
Retained earnings	1,217,975	1,189,376
Less treasury stock, 2009: 54,668,032; 2008: 54,672,070 shares at cost	(1,236,217)	(1,236,581)
Accumulated other comprehensive loss	(31,970)	(45,735)

Total stockholders’ equity	401,643	356,372

Total liabilities and stockholders’ equity	$908,151	$913,566

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Operations

	Year Ended December 31,
In thousands, except per share amounts	2009	2008	2007
Operating revenues	$860,143	$1,082,821	$1,162,886
Operating expenses
Labor	366,077	448,769	468,675
Production and distribution	312,230	398,701	402,793
Advertising, selling, general and administrative	62,479	81,655	89,787
Shoppers legal settlement in principle	6,950	–	–
Depreciation and amortization	28,265	33,429	33,195
Intangible asset amortization	1,712	2,950	3,509

Total operating expenses	777,713	965,504	997,959

Operating income	82,430	117,317	164,927
Other expenses (income)
Interest expense	8,150	14,201	12,992
Interest income	(182)	(378)	(539)
Other, net	2,520	1,925	1,337

	10,488	15,748	13,790

Income before income taxes	71,942	101,569	151,137
Income tax expense	24,227	38,828	58,497

Net income	$47,715	$62,741	$92,640

Basic earnings per common share	$0.75	$0.98	$1.28

Weighted-average common shares outstanding	63,557	63,933	72,524

Diluted earnings per common share	$0.75	$0.98	$1.26

Weighted-average common and common equivalent shares outstanding	63,885	64,104	73,703

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2009	2008	2007
Cash Flows from Operating Activities
Net income	$47,715	$62,741	$92,640
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	28,265	33,429	33,195
Intangible asset amortization	1,712	2,950	3,509
Stock-based compensation	3,889	5,827	7,067
Excess tax benefits from stock-based compensation	(13)	(342)	(2,455)
Pension expense	8,906	1,827	2,179
Deferred income taxes	6,092	13,529	8,631
Other, net	163	192	556
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable, net	29,356	31,477	(10,251)
Decrease (increase) in inventory	2,635	(1,474)	1,949
Decrease in prepaid expenses and other current assets	5,955	4,063	2,010
(Decrease) increase in accounts payable	(5,796)	(21,548)	8,314
(Decrease) increase in other accrued expenses and other liabilities	(14,060)	(16,034)	2,221
Other, net	(797)	64	(6,350)

Net cash provided by operating activities	114,022	116,701	143,215

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	–	(8,688)	–
Purchases of property, plant and equipment	(9,011)	(19,947)	(28,217)
Proceeds from the sale of property, plant and equipment	142	339	120

Net cash used in investing activities	(8,869)	(28,296)	(28,097)

Cash Flows from Financing Activities
Borrowings	–	197,000	123,000
Payments on borrowings	(30,937)	(185,500)	(68,875)
Issuance of common stock	555	4,203	16,747
Excess tax benefits from stock-based compensation	13	342	2,455
Purchase of treasury stock	–	(76,649)	(183,867)
Dividends paid	(19,116)	(19,101)	(20,299)

Net cash used in financing activities	(49,485)	(79,705)	(130,839)

Effect of exchange rate changes on cash and cash equivalents	769	(1,386)	298
Net increase (decrease) in cash and cash equivalents	56,437	7,314	(15,423)
Cash and cash equivalents at beginning of year	30,161	22,847	38,270

Cash and cash equivalents at end of year	$86,598	$30,161	$22,847

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity and Comprehensive Income

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2006	$116,497	$295,555	$1,073,395	$(974,625)	$(17,346)	$493,476

Common stock issued — employee stock purchase plan	213	3,851	–	–	–	4,064
Exercise of stock options	983	13,163	–	(1,892)	–	12,254
Net tax effect of stock options	–	3,554	–	–	–	3,554
Stock-based compensation	–	7,057	–	–	–	7,057
Dividends paid ($0.28 per share)	–	–	(20,299)	–	–	(20,299)
Treasury stock issued	–	2	–	179	–	181
Treasury stock repurchased	–	–	–	(183,867)	–	(183,867)
Comprehensive income, net of tax:
Net income	–	–	92,640	–	–	92,640
Adjustment to pension liability (net of tax benefit of $ 595)	–	–	–	–	(484)	(484)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $ 1,038)	–	–	–	–	(1,557)	(1,557)
Foreign currency translation adjustment	–	–	–	–	1,493	1,493

Total comprehensive income	–	–	–	–	–	92,092

Balance at December 31, 2007	$117,693	$323,182	$1,145,736	$(1,160,205)	$(17,894)	$408,512
Common stock issued — employee stock purchase plan	298	2,639	–	–	–	2,937
Exercise of stock options and release of non-vested shares	94	1,267	–	(49)	–	1,312
Net tax effect of stock options and non-vested shares	–	(1,550)	–	–	–	(1,550)
Stock-based compensation	–	5,827	–	–	–	5,827
Dividends paid ($0.30 per share)	–	–	(19,101)	–	–	(19,101)
Treasury stock issued	–	(138)	–	322	–	184
Treasury stock repurchased	–	–	–	(76,649)	–	(76,649)
Comprehensive income, net of tax:
Net income	–	–	62,741	–	–	62,741
Adjustment to pension liability (net of tax benefit of $ 15,259)	–	–	–	–	(22,886)	(22,886)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $ 762)	–	–	–	–	(1,146)	(1,146)
Foreign currency translation adjustment	–	–	–	–	(3,809)	(3,809)

Total comprehensive income	–	–	–	–	–	34,900

Balance at December 31, 2008	$118,085	$331,227	$1,189,376	$(1,236,581)	$(45,735)	$356,372
Common stock issued — employee stock purchase plan	85	402	–	–	–	487
Exercise of stock options and release of non-vested shares	73	44	–	(129)	–	(12)
Net tax effect of stock options and non-vested shares	–	(1,621)	–	–	–	(1,621)
Stock-based compensation	–	3,889	–	–	–	3,889
Dividends paid ($0.30 per share)	–	–	(19,116)	–	–	(19,116)
Treasury stock issued	–	(329)	–	493	–	164
Comprehensive income, net of tax:
Net income	–	–	47,715	–	–	47,715
Adjustment to pension liability (net of tax expense of $ 5,631)	–	–	–	–	8,446	8,446
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $ 1,800)	–	–	–	–	2,703	2,703
Foreign currency translation adjustment	–	–	–	–	2,616	2,616

Total comprehensive income	–	–	–	–	–	61,480

Balance at December 31, 2009	$118,243	$333,612	$1,217,975	$(1,236,217)	$(31,970)	$401,643

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements present the financial position and the results of operations and cash flows of Harte-Hanks, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparative purposes. In the Consolidated Statements of Cash Flows, pension expense has been reclassified from the line item “Other, net” in the Changes in operating assets and liabilities, to the line item “Pension expense” in the Adjustments to reconcile net income to cash provided by operations.

As used in this report, the terms “Harte-Hanks,” “we,” “us,” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results and outcomes could differ from those estimates and assumptions. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.

Operating Expense Presentation in Consolidated Statement of Operations

The “Labor” line in the Consolidated Statements of Operations includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling and general administrative” lines do not include labor, depreciation or amortization.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) the service has been performed or the product has been delivered.

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

Revenue from agency and creative services, analytical services and market research is typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. In most cases, proportional performance is based on the ratio of direct costs incurred to total estimated costs where the costs incurred, primarily labor hours and outsourced services, represent a reasonable surrogate for output measures or contract performance. For fixed fee market research revenue streams, revenue is recognized in proportion to the value of service provided based on output criteria. Contracts accounted for under the proportional performance method constituted less than 6.5% of total Direct Marketing revenue and less than 4.5% of our total revenue for each of the years ended December 31, 2009, 2008 and 2007.

Revenue from email marketing, social media marketing and other digital solutions is recognized as the work is performed. Revenue from these services is typically based on a fixed price or rate given to the client.

Revenue associated with new marketing database builds is deferred until complete or until client acceptance. Upon completion or acceptance, it is then recognized over the term of the related arrangement as the services are provided. Revenue from database and website hosting services is recognized ratably over the contractual hosting period. Pricing for database builds are typically based on a fixed price and hosting fees are typically based on a fixed price per month or per contract.

Revenue from technology database subscriptions is based on a fixed price and is recognized ratably over the term of the subscription.

Revenue from services such as data processing, printing, personalization of communication pieces using laser and inkjet printing, targeted mail, and transportation logistics is recognized as the work is performed. Revenue from these services is typically based on a fixed price or rate given to the client.

Revenue related to fulfillment and contact centers, including inbound and outbound calling and email management, is also typically based on a fixed price per transaction or service provided. Revenue from these services is recognized as the service or activity is performed.

Revenue from software arrangements involving multiple elements is allocated to each element based on the vendor-specific objective evidence of fair values of the respective elements. For software sales with multiple elements (for example, software licenses with undelivered post-contract customer support or “PCS”), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means we defer revenue from the software sale equal to the fair value of the undelivered elements. The fair value of PCS is based upon separate sales of renewals to other clients. The fair value of services, such as training and consulting, is based upon separate sales of these services to other clients.

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

For certain non-software arrangements, we enter into contracts that include delivery of a combination of two or more of our service offerings. Such arrangements are divided into separate units of accounting, provided that the delivered element(s) has stand-alone value and objective and reliable evidence of the fair value of the undelivered element(s) exit(s).

When we are able to unbundle the arrangement into separate units of accounting, revenue from each service is recognized separately, and in accordance with our revenue recognition policy for each element. If we are unable to unbundle the arrangement into separate units of accounting, we apply one of the revenue recognition policies to the entire arrangement. This might impact the timing of revenue recognition, but would not change the total revenue recognized from the arrangement.

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

	Year Ended December 31,
In thousands	2009	2008	2007
Balance at beginning of year	$4,191	$3,556	$3,928
Additions charged to expense	2,083	5,793	3,483
Amounts charged against the allowance, net of recoveries	3,447	5,158	3,855

Balance at end of year	$2,827	$4,191	$3,556

Inventory

Inventory, consisting primarily of newsprint, job paper and operating supplies, is stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method at rates calculated to amortize the cost of the assets over their useful lives. The general ranges of estimated useful lives are:

Buildings and improvements	10 to 40 years
Software	3 to 10 years
Equipment and furniture	3 to 20 years

Long-lived assets such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record an impairment on long-lived assets in any of the years in the three year period ended December 31, 2009.

Property, plant and equipment includes capital lease assets. Capital lease assets at December 31, 2009 and 2008 consisted of:

	December 31,
In thousands	2009	2008
Equipment and furniture	$3,378	$3,069
Less accumulated amortization	(1,431)	(752)

Net book value	$1,947	$2,317

Amortization expense related to capital lease assets was $0.7 million, $0.5 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Depreciation and amortization on the remaining property plant and equipment was $27.6 million, $32.9 million and $33.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill and Other Intangibles

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired. Other intangibles with definite and indefinite useful lives are recorded at fair value at the date of the acquisition. Goodwill and other intangibles with indefinite useful lives were tested for impairment as of November 30, 2009. Fair values of our reporting units and other intangibles with indefinite useful lives have been determined using discounted cash flow and cash flow multiple methodology. Our overall market capitalization was also considered when evaluating the fair values of our reporting units. Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value. We have determined that no impairment of goodwill or other intangibles existed in any of the years during the three year period ended December 31, 2009.

Income Taxes

Income taxes are calculated using the asset and liability method. Deferred income taxes are recognized for the tax consequences resulting from temporary differences by applying enacted statutory tax rates applicable to future years. These temporary differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Any statutory change in tax rates will be recognized immediately in deferred taxes and income.

Earnings Per Share

Basic earnings per common share are based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are based upon the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents are calculated based on the assumed exercise of stock options and vesting of non-vested shares using the treasury stock method.

Stock-Based Compensation

All share-based awards are recognized as operating expense in the “Labor” line of the Consolidated Statement of Operations. Calculated expense is based on the fair values of the awards on the date of grant and is recognized over the requisite service period.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. Our deductible for individual healthcare claims is $0.2 million. Our deductible for workers’ compensation is $0.5 million. We have a $0.3 million deductible for automobile and general liability claims. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations. At December 31, 2009 and 2008, our reserve for healthcare, workers’ compensation, automobile and general liability was $12.3 million and $13.1 million, respectively. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statement of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statement of Operations.

Accounting for Derivative Instruments and Hedging Activities

We have used derivative instruments to manage the risk of changes in prevailing interest rates adversely affecting future cash flows associated with our credit facilities. The derivative instrument used to manage such risk was the interest rate swap. We designated our interest rate swap as a cash flow hedge. As such, we reported the fair value of the swap as an asset or liability on our balance sheet. The effective portion of changes in the fair value of the swap was recorded in other comprehensive loss and was recognized as a component of interest expense in the Statement of Operations when the hedged item affected results of operations. Cash flows from derivatives accounted for as cash flow hedges were reported as cash flow from operating activities, in the same category as the cash flows from the items being hedged.

Foreign Currencies

In most instances the functional currencies of our foreign operations are the local currencies. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during a given month. Adjustments resulting from this translation are charged or credited to other comprehensive loss.

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

We adopted the provisions of FASB ASC 815, Derivatives and Hedging, (ASC 815) on January 1, 2009. ASC 815 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of any gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements. New disclosures required by ASC 815 are included in Note E, Interest Rate Risk. The adoption of ASC 815 did not affect our consolidated financial statements.

In December 2008, the FASB amended FASB ASC 715, Compensation-Retirement Benefits (ASC 715) to provide additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures required by ASC 715 are to provide users of financial statements with an understanding of:

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

We adopted ASC 715 on December 31, 2009 and the additional disclosures are included in Note H, Employee Benefit Plans. The adoption of ASC 815 did not affect our consolidated financial statements.

In April 2009, we adopted FASB ASC 825-10-50, Financial Instruments-Overall-Disclosures, (ASC 825-10-50). ASC 825-10-50 requires an entity to provide interim disclosures regarding the fair value of financial instruments that were previously only required to be disclosed annually. New disclosures required by ASC 825-10-50 were included in the footnotes to our Form 10-Q’s filed for the second and third quarters of 2009. The adoption of ASC 825-10-50 did not affect our consolidated financial statements.

In June 2009, we adopted FASB ASC 855, Subsequent Events, (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. ASC 855 sets forth:

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

New disclosures required by ASC 855 are included in Note P, Subsequent Events. The adoption of ASC 855 did not affect our consolidated financial statements.

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, (ASC Subtopic 605-25). ASC Subtopic 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASC Subtopic 605-25 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASC Subtopic 605-25 is not expected to have a material effect on our consolidated financial statements.

In October 2009, we adopted FASB ASU 2009-05. ASU 2009-05 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. ASU 2009-05 applies to all fair-value measurements of liabilities required by U.S. GAAP. The adoption of ASU 2009-05 did not affect our consolidated financial statements.

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

The total cost of the acquisition in 2008 was $8.7 million, all paid in cash. The operating results of this acquisition have been included in the accompanying Consolidated Financial Statements from the date of the acquisition. We did not make any acquisitions in 2009 or 2007.

We have not disclosed proforma amounts including the operating results of this acquisition as it is not considered material.

Note C – Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable and trade payables. The carrying value of the interest rate swap was adjusted to fair value at the end of each fiscal quarter and is disclosed in Note E, Interest Rate Risk. The fair value of our outstanding debt is disclosed in Note D, Long-Term Debt. The fair value of the assets in our funded pension plan is disclosed in Note H, Employee Benefit Plans.

Note D – Long-Term Debt

Our long-term debt obligations at year-end were as follows:

	December 31,
In thousands	2009	2008
2006 Term Loan Facility, various interest rates based on Eurodollar (effective rate of 0.73% at December 31, 2009), due September 6, 2011	$148,688	$170,625
2008 Term Loan Facility, various interest rates based on Eurodollar (effective rate of 0.73% at December 31, 2009), due March 7, 2012	91,000	100,000

Total debt	239,688	270,625
Less current maturities	46,688	30,938

Total long-term debt	$193,000	$239,687

The carrying values and estimated fair values of our outstanding debt at year-end were as follows:

	December 31,
	2009		2008
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$239,688	$230,555	$270,625	$251,534

The fair value of our total debt is estimated based on the current rates proposed to us for debt of the same remaining maturity and characteristics.

Credit Facilities

On August 12, 2005, we entered into a five-year $125 million revolving credit facility (Revolving Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent. The Revolving Credit Facility allows us to obtain revolving credit loans. For each borrowing under the Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated based on either JPMorgan Chase Bank’s publicly announced New York prime rate or on a Eurodollar (as defined in the Revolving Credit Facility) rate plus a spread. The spread is determined based on our total debt-to-EBITDA (as defined in the Revolving Credit Facility) ratio then in effect, and ranges from .315% to .60% per annum. There is a facility fee that we are also required to pay under the Revolving Credit Facility that is based on a rate applied to the total commitment amount under the Revolving Credit Facility, regardless of how much of that commitment we have actually drawn upon. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. The Revolving Credit Facility matures on August 12, 2010.

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

The 2006 Term Loan Facility matures on September 6, 2011. For each borrowing under the 2006 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2006 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2006 Term Loan Facility) then in effect, and ranges from .315% to .60% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the 2006 Term Loan Facility that is based on a facility fee rate applied to the outstanding principal balance owed under the 2006 Term Loan Facility. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2006 Term Loan Facility at any time without incurring any prepayment penalties.

On March 7, 2008, we entered into a new four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. On March 31, 2009, we began making the scheduled quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amount
1 – 4	2.25% each
5 – 8	3.75% each
9 – 12	4.00% each
Maturity Date	Remaining Principal Balance

The 2008 Term Loan Facility matures on March 7, 2012. For each borrowing under the 2008 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2008 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2008 Term Loan Facility) then in effect, and ranges from .40% to .75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the 2008 Term Loan Facility that is based on a rate applied to the outstanding principal balance owed under the 2008 Term Loan Facility. The facility fee rate ranges from .10% to .25% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2008 Term Loan Facility at any time without incurring any prepayment penalties.

Under all of our credit facilities, we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our and our subsidiaries’ ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of December 31, 2009, we were in compliance with all of the covenants of our credit facilities.

The future minimum principal payments related to our debt at December 31, 2009 are as follows:

In thousands
2010	$46,688
2011	133,000
2012	60,000

$239,688

Cash payments for interest were $8.1 million, $14.4 million, and $13.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note E – Interest Rate Risk

We assess interest rate risk by regularly identifying and monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Prior to September 30, 2009, we used a derivative instrument to manage the risk of changes in prevailing interest rates adversely affecting future cash flows associated with our credit facilities. The derivative instrument used to manage such risk was the interest rate swap. Our only interest rate swap matured on September 30, 2009. We have not entered into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

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

We designated our interest rate swap as a cash flow hedge. For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded in other comprehensive loss and is recognized as a component of interest expense in the Statement of Operations when the hedged item affects results of operations. On a quarterly basis, we assessed the ineffectiveness of the hedging relationship, and any gains or losses related to the ineffectiveness would have been recorded as interest expense in our Statement of Operations. There were no components of the derivative instrument that were excluded from the assessment of hedge effectiveness.

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changed the variable rate cash flow exposure on the $150.0 million notional amount to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we received London Interbank Offered Rate (LIBOR) based variable interest rate payments and made fixed interest rate payments, thereby creating fixed rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 Revolving Credit Facility and 2006 Term Loan Facility. As such, we reported the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value was determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). This swap agreement ended on September 30, 2009 and is no longer recorded on our Consolidated Balance Sheet. We reclassified into earnings losses of $4.9 million and $2.7 million for the years ended December 31, 2009 and 2008, respectively, which were related to the swap and previously reported in other comprehensive loss.

The following table presents the location of our derivative instrument on the Consolidated Balance Sheets:

	Asset Derivatives December 31				Liability Derivatives December 31,
	2009		2008		2009		2008
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap	Not applicable	$–	Not applicable	$–	Other current liabilities	$–	Other current liabilities	$4,502

Total Derivatives		$–		$–		$–		$4,502

Fair value at December 31, 2008 was determined using Level 2 inputs of the ASC 820 fair value hierarchy as described in Note C, Fair Value of Financial Instruments. The fair value was calculated using projected discounted future cash flows calculated using readily available market information (future LIBOR rates).

The following table presents the impact of our derivative instrument on the Consolidated Statement of Operations for the years ended December 31:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
In thousands	2009	2008		2009	2008
Derivatives in Cash Flow
Hedging Relationships
Interest rate swap	$(355)	$(4,591)	Interest expense	$(4,857)	$(2,684)

Total	$(355)	$(4,591)		$(4,857)	$(2,684)

Note F – Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2009	2008	2007
Current
Federal	$16,732	$19,502	$39,855
State and local	(1,018)	4,153	8,719
Foreign	2,421	1,644	1,292

Total current	$18,135	$25,299	$49,866

Deferred
Federal	$5,160	$11,703	$8,145
State and local	475	1,555	609
Foreign	457	271	(123)

Total deferred	$6,092	$13,529	$8,631

Total income tax expense	$24,227	$38,828	$58,497

The United States and foreign components of income before income taxes were as follows:

	Year Ended December 31,
In thousands	2009	2008	2007
United States	$63,738	$95,826	$148,291
Foreign	8,204	5,743	2,846

Total income before income taxes	$71,942	$101,569	$151,137

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2009	Rate	2008	Rate	2007	Rate
Computed expected income tax expense	$25,180	35%	$35,550	35%	$52,898	35%
Net effect of state income taxes	(935)	-1%	4,081	4%	6,063	4%
Production activities deduction	(75)	0%	(479)	-1%	(1,282)	-1%
Change in beginning of year valuation allowance	422	1%	48	0%	(92)	0%
Other, net	(365)	-1%	(372)	0%	910	1%

Income tax expense for the period	$24,227	34%	$38,828	38%	$58,497	39%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2009	2008	2007
Results of operations	$24,227	$38,828	$58,497
Stockholders’ equity	9,052	(14,471)	(5,187)

Total	$33,279	$24,357	$53,310

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2009	2008
Deferred tax assets
Deferred compensation and retirement plan	$20,527	$25,864
Accrued expenses not deductible until paid	10,022	9,351
Employee stock-based compensation	5,240	6,001
State income tax	1,215	3,816
Accounts receivable, net	986	1,584
Other, net	201	299
Federal net operating loss carryforwards	244	1,153
Foreign net operating loss carryforwards	1,127	1,051
State net operating loss carryforwards	798	678

Total gross deferred tax assets	40,360	49,797
Less valuation allowance	(1,708)	(663)

Net deferred tax assets	$38,652	$49,134

Deferred tax liabilities
Property, plant and equipment	$(12,920)	$(14,718)
Goodwill and other intangibles	(93,611)	(87,100)
Other, net	(196)	(39)

Total gross deferred tax liabilities	(106,727)	(101,857)

Net deferred tax liabilities	$(68,075)	$(52,723)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2009 and 2008.

Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related assets and liabilities that give rise to the temporary difference. There are approximately $28.7 million and $36.1 million of deferred tax assets related to non-current items that are netted with long-term deferred tax liabilities at December 31, 2009 and 2008, respectively.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2005. For U.S. federal returns, we are no longer subject to tax examinations for the years prior to 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at January 1, 2008	$9,802
Additions for current year tax positions	–
Additions for prior year tax positions	307
Reductions for prior year tax positions	(907)
Lapse of statute	(2,121)
Settlements	–

Balance at December 31, 2008	$7,081

Additions for current year tax positions	$–
Additions for prior year tax positions	39
Reductions for prior year tax positions	(2,286)
Lapse of statute	(2,247)
Settlements	(1,074)

Balance at December 31, 2009	$1,513

Included in the balance as of December 31, 2009 are $1.1 million of tax benefits that, if recognized, would impact the effective tax rate. During the year ended December 31, 2009, we recognized approximately $1.2 million in tax benefits related to interest and penalties associated with the reduction of the liability for unrecognized tax benefits. During the years ended December 31, 2008, and 2007, we recognized approximately $1.2 million and $0.2 million, respectively, in tax expense related to interest and penalties. We had approximately $1.2 million and $2.5 million of interest and penalties accrued at December 31, 2009 and 2008, respectively.

We anticipate that it is reasonably possible that we will have a reduction in the liability related to filing positions in the range of $1.2 million to $1.4 million during 2010 as a result of lapsing statutes.

As of December 31, 2009, we had net operating loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2011.

The valuation allowance for deferred tax assets as of January 1, 2008, was $1.1 million. The valuation allowance at December 31, 2009 and 2008 relates to foreign and state net operating loss carryforwards, which are not expected to be realized.

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

Cash payments for income taxes were $17.4 million, $28.5 million and $44.1 million in 2009, 2008 and 2007, respectively.

Note G – Goodwill and Other Intangibles

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired. Goodwill and other intangibles with indefinite useful lives are tested for impairment as described below.

We assess the impairment of our goodwill by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit. We have identified our reporting units as Direct Marketing and Shoppers.

We performed our annual goodwill impairment testing for both the Direct Marketing and Shoppers segments as of November 30, 2009. As quoted market prices are not available for our reporting units, estimated fair value was determined using a discounted cash flow (DCF) model, a cash flow multiple (CFM) model and with consideration of our overall market capitalization. The DCF and CFM models utilize projected financial results based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, the amount and timing of expected future cash flows, and perpetual growth rates. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

We assess the impairment of other intangibles with indefinite lives by determining the fair value of each intangible asset and comparing the fair value to the carrying value for each intangible asset. Fair value is determined using the relief from royalty method, a form of the income approach, based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If an intangible’s carrying amount exceeds its fair value, the intangible asset is written down to fair value and an impairment loss is recorded.

Both the Direct Marketing and Shoppers reporting units and all other intangibles with indefinite lives were tested for impairment as of November 30, 2009. Based on the results of our impairment test, we have not recorded an impairment loss related to goodwill or other intangibles with indefinite useful lives in any of the years in the three year period ended December 31, 2009.

The changes in the carrying amount of goodwill are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2007	$376,096	$167,487	$543,583

Purchase consideration	9,626	–	9,626
Purchase accounting adjustments	(332)	–	(332)

Balance at December 31, 2008	$385,390	$167,487	$552,877

Purchase accounting adjustments	9	–	9

Balance at December 31, 2009	$385,399	$167,487	$552,886

Other intangibles with indefinite useful lives all relate to trademarks and trade names associated with the Tampa Flyer acquisition in April 2005 and the Aberdeen acquisition in September 2006, and were recorded at fair value.

The carrying amount of other intangibles with indefinite lives for the years ended December 31, 2009 and 2008 was $5.0 million in Direct Marketing and $7.6 million in Shoppers.

Other intangibles with definite useful lives all relate to contact databases, client relationships and non-compete agreements. Other intangibles with definite useful lives are recorded at fair value at the date of the acquisition. Other intangible assets with definite useful lives are amortized on a straight-line basis over their respective estimated useful lives, typically a period of 5 to 10 years, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have not recorded an impairment loss related to other intangibles with definite useful lives in any of the years during the three year period ended December 31, 2009.

The changes in the carrying amount of other intangibles with definite lives are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2007	$3,142	$5,197	$8,339

Amortization	(1,903)	(1,047)	(2,950)

Balance at December 31, 2008	$1,239	$4,150	$5,389

Amortization	(716)	(996)	(1,712)

Balance at December 31, 2009	$523	$3,154	$3,677

Amortization expense related to other intangibles with definite useful lives was $1.7 million, $3.0 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Expected amortization expense for the next five years is as follows:

In thousands
2010	$934
2011	$674
2012	$648
2013	$625
2014	$622

Note H – Employee Benefit Plans

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

The overfunded or underfunded status of our defined benefit postretirement plans is recorded as an asset or liability on our balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. Periodic changes in the funded status are recognized through other comprehensive income. We currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end consolidated balance sheets.

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$130,535	$131,049
Service cost	548	671
Interest cost	8,153	7,967
Actuarial loss	3,935	252
Curtailment	–	(1,975)
Administrative expenses paid	(904)	(785)
Benefits paid	(7,122)	(6,644)

Benefit obligation at end of year	$135,145	$130,535

Change in plan assets
Fair value of plan assets at beginning of year	$75,298	$115,012
Actual return on plan assets	17,805	(33,080)
Contributions	938	795
Administrative expenses paid	(904)	(785)
Benefits paid	(7,122)	(6,644)

Fair value of plan assets at end of year	$86,015	$75,298

Funded status at end of year	$(49,130)	$(55,237)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2009	2008
Current liabilities	$(959)	$(6,800)
Noncurrent liabilities	(48,171)	(48,437)

	$(49,130)	$(55,237)

The following amounts have been recognized in accumulated other comprehensive loss at December 31:

In thousands	2009	2008
Net loss	$36,762	$45,168
Transition obligation	–	7
Prior service cost	64	97

	$36,826	$45,272

We plan to make total contributions of $6.1 million to our frozen pension plan in 2010 in order to obtain the Pension Protection Act of 2006 full funding limit exemption. We are not required to make and do not intend to make any contributions to our unfunded pension plan in 2010 other than to the extent needed to cover benefit payments.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
In thousands	2009	2008
Projected benefit obligation	$135,145	$130,535
Accumulated benefit obligation	$133,519	$128,992
Fair value of plan assets	$86,015	$75,298

The non-qualified, unfunded pension plan had an accumulated benefit obligation of $19.0 million and $16.1 million at December 31, 2009 and 2008, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

	Year Ended December 31,
In thousands	2009	2008	2007
Net Period Benefit Cost (Pre-tax)
Service cost	$548	$671	$766
Interest cost	8,153	7,967	7,778
Expected return on plan assets	(5,603)	(8,976)	(8,964)
Amortization of prior service cost	54	61	61
Transition obligation	10	96	96
Recognized actuarial loss	5,744	2,008	2,442

Net periodic benefit cost	$8,906	$1,827	$2,179

Amounts Recognized in Other Comprehensive Loss (Pre-tax)
Net gain	$14,013
Transition obligation	10
Prior service cost	54

Total benefit recognized in other comprehensive loss	$14,077

Net benefit recognized in net periodic benefit cost and other comprehensive loss	$5,170

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $4.2 million and $0.1 million, respectively.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2009	2008	2007
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.25%	6.25%	6.00%
Expected return on plan assets	7.75%	8.00%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%

	December 31,
	2009	2008
Weighted-average assumptions used to determine benefit obligations
Discount rate	6.20%	6.25%
Rate of compensation increase	4.00%	4.00%

The discount rate assumptions are based on current yields of investment-grade corporate long-term bonds. The expected long-term return on plan assets is based on the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity investments) over a long-term horizon. In determining the expected long-term rate of return on plan assets, we evaluated input from our investment consultants, actuaries, and investment management firms, including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, we considered our historical 15-year compounded returns, which have been in excess of the forward-looking return expectations.

The funded pension plan assets as of December 31, 2009 and 2008, by asset category, are as follows:

In thousands	2009	%	2008	%
Equity securities	$59,866	70%	$48,793	65%
Debt securities	24,222	28%	26,505	35%
Other	1,927	2%	–	0%

Total plan assets	$86,015	100%	$75,298	100%

The current economic environment presents employee benefit plans with unprecedented circumstances and challenges, which, in some cases over the last several years, have resulted in large declines in the fair value of investments. The fair values presented have been prepared using values and information available as of December 31, 2009.

The following tables present the fair value measurements of the assets in our funded pension plan:

In thousands	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities	$59,866	$59,866	$–	$–
Debt securities	24,222	24,222	–	–
Other	1,927	1,927	–	–

Total	$86,015	$86,015	$–	$–

In thousands	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities	$48,793	$48,584	$209	$–
Debt securities	26,505	26,505	–	–

Total	$75,298	$75,089	$209	$–

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

The investment policy’s goals and objectives are to meet or exceed the representative indices over a full market cycle (3-5 years). The policy establishes the following investment mix, which is intended to subject the principal to an acceptable level of volatility while still meeting the desired return objectives:

	Target	Acceptable Range	Benchmark Index
Domestic Equities	50.0%	35% - 75%	S&P 500
Large Cap Growth	22.5%	15% - 30%	Russell 1000 Growth
Large Cap Value	22.5%	15% - 30%	Russell 1000 Value
Mid Cap Value	5.0%	5% - 15%	Russell Mid Cap Value
Mid Cap Growth	0.0%	0% - 10%	Russell Mid Cap Growth

Domestic Fixed Income	35.0%	15% - 50%	LB Aggregate
International Equities	15.0%	10% - 25%	MSC1 EAFE

The funded pension plan provides for investment in various investment types. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risk. Due to the level of risk associated with investments, it is reasonably possible that changes in the value of investments will occur in the near term and may impact the funded status of the plan. To address the issue of risk, the investment policy places high priority on the preservation of the value of capital (in real terms) over a market cycle. Investments are made in companies with a minimum five-year operating history and sufficient trading volume to facilitate, under most market conditions, prompt sale without severe market effect. Investments are diversified; reasonable concentration in any one issue, issuer, industry or geographic area is allowed if the potential reward is worth the risk.

The following table presents the investments that represented 5% or more of the funded pension plan’s assets as of December 31, 2009 and 2008:

In thousands	2009	%	2008	%
LM Institutional Fund Advisors I, Inc. Western Asset Core Plus	$12,961	15%	$23,433	31%
PIMCO Total Return Fund Institutional Class	$11,261	13%	$–	0%
State Street Government STIF 15	$3,286	4%	$4,143	6%

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

The expected future pension benefit payments for the next ten years as of December 31, 2009 are as follows:

In thousands
2010	$7,131
2011	7,288
2012	7,714
2013	8,121
2014	8,596
2015 - 2019	47,444

$86,294

We also sponsor a 401(k) retirement plan in which we match a portion of employees’ voluntary before-tax contributions. Under this plan, both employee and matching contributions vest immediately. Total 401(k) expense recognized in 2009, 2008 and 2007 was $5.8 million, $6.7 million and $7.2 million, respectively.

Note I – Stockholders’ Equity

We paid a quarterly dividend of 7.5 cents per common share in each of the quarters in the years ended December 31, 2009 and 2008. We currently plan to pay a quarterly dividend of 7.5 cents per common share in each of the quarters in 2010, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

We did not repurchase any shares of our common stock under our stock repurchase program in 2009. As of December 31, 2009, we have repurchased 63.9 million shares since the beginning of our January 1997 stock repurchase program. Under this program, we had authorization to repurchase 10.5 million additional shares at December 31, 2009.

During 2009, we received 17,781 shares of our common stock, with an estimated market value of $0.1 million, in connection with stock option exercises and the vesting of non-vested shares. Since January 1997, we have received 1.6 million shares in connection with stock option exercises and the vesting of non-vested shares.

Note J – Stock-Based Compensation

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statement of Operations. For the years ended December 31, 2009, 2008 and 2007, we recorded total stock-based compensation expense of $3.9 million ($2.6 million, net of tax), $5.8 million ($3.6 million, net of tax) and $7.1 million ($4.3 million, net of tax), respectively.

In May 2005, we adopted the 2005 Omnibus Incentive Plan (2005 Plan), a shareholder approved plan, pursuant to which we may issue equity securities to directors, officers and key employees. Under the 2005 Plan we have awarded stock options, non-vested shares and performance stock units. The 2005 Plan replaced the 1991 Stock Option Plan (1991 Plan), a shareholder approved plan, pursuant to which we issued stock options to directors, officers and key employees. No additional options will be granted under the 1991 Plan. In May 2009 our stockholders approved an amendment to the 2005 Plan to increase the maximum number of authorized shares that may be issued thereunder by 4.6 million shares, from 4.6 million shares to 9.2 million shares. As of December 31, 2009, there were 5.2 million shares available for grant under the 2005 Plan.

Stock Options

Under the 2005 Plan, all options have been granted at exercise prices equal to the market value of the common stock on the grant date (2005 Plan options). All 2005 Plan options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of December 31, 2009, 2005 Plan options to purchase 3.6 million shares were outstanding with exercise prices ranging from $6.04 to $28.85 per share.

Under the 1991 Plan, options were granted at exercise prices equal to the market value of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market value of the common stock (1991 Plan performance options). 1991 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of December 31, 2009, 1991 Plan market price options to purchase 3.4 million shares were outstanding with exercise prices ranging from $13.38 to $26.55 per share.

The 1991 Plan performance options became exercisable in whole or in part after three years, and the extent to which they became exercisable at that time depended upon the extent to which we achieved certain goals established at the time the options were granted. No 1991 Plan performance options have been granted since January 1999, and all remaining 1991 Plan performance options were exercised in January 2009.

The following summarizes all stock option activity during 2009, 2008 and 2007:

	Number of Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at December 31, 2006	7,151,971	$19.44

Granted	1,028,125	24.91
Exercised	(979,545)	14.16		$9,009
Cancelled	(416,907)	24.67

Options outstanding at December 31, 2007	6,783,644	$20.71

Granted	1,083,550	15.73
Exercised	(89,707)	12.57		$327
Cancelled	(1,069,797)	20.68

Options outstanding at December 31, 2008	6,707,690	$20.02

Granted	1,946,000	6.09
Exercised	(7,312)	3.43		$34
Cancelled	(1,650,729)	18.03

Options outstanding at December 31, 2009	6,995,649	$16.63	5.56	$8,497

Exercisable at December 31, 2009	3,642,398	$20.10	3.07	$–

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2009. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2009 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

Cancelled stock-based compensation awards include:

•	unvested options and awards forfeited upon employee termination;

•	vested options cancelled upon employee termination;

•	vested options expired on the tenth anniversary of their date of grant; and

•	performance awards for which performance criteria were not met.

The following table summarizes information about stock options outstanding at December 31, 2009:

		Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 6.04 – 6.99	1,792,000	9.10	$6.04	–	$–
$ 7.00 – 14.99	722,052	1.00	$14.11	692,052	$14.20
$15.00 – 15.99	757,550	7.68	$15.89	42,000	$15.75
$16.00 – 18.99	987,876	2.20	$17.79	950,376	$17.81
$19.00 – 22.99	955,969	3.48	$21.16	955,969	$21.16
$23.00 – 25.70	914,662	5.39	$25.06	641,452	$25.18
$25.71 – 28.85	865,540	6.49	$26.08	360,549	$26.11

	6,995,649	5.56	$16.63	3,642,398	$20.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Expected term (in years)	6.75	6.75	6.75
Expected stock price volatility	31.28%	24.60%	21.43%
Risk-free interest rate	2.32%	3.13%	4.59%
Expected dividend yield	2.93%	1.66%	1.11%

Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. Expected dividend yield is based on historical stock price movement and anticipated future annual dividends over the expected term. Future annual dividends over the expected term are estimated to range between $0.30 and $0.40 per share, with a weighted-average annual dividend of $0.34 per share.

The weighted-average fair value of options granted during 2009, 2008 and 2007 was $1.51, $4.05 and $7.32, respectively. As of December 31, 2009, there was $7.3 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.92 years.

Non-vested Shares

All non-vested shares have been granted under the 2005 Plan. In general, non-vested shares vest 100% on the third anniversary of their date of grant.

The following summarizes all non-vested share activity during 2009, 2008 and 2007:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2006	79,423	$25.82

Granted	81,584	25.01
Vested	–	–
Cancelled	(7,048)	25.27

Non-vested shares outstanding at
December 31, 2007	153,959	$25.41

Granted	57,730	15.90
Vested	(4,335)	17.30
Cancelled	(26,968)	23.30

Non-vested shares outstanding at
December 31, 2008	180,386	$22.88

Granted	54,668	6.04
Vested	(65,232)	25.82
Cancelled	(16,082)	21.50

Non-vested shares outstanding at
December 31, 2009	153,740	$15.76

The fair value of each non-vested share is estimated on the date of grant as the closing market price of our common stock on the date of grant. As of December 31, 2009, there was $0.7 million of total unrecognized compensation cost related to non-vested shares. This cost is expected to be recognized over a weighted average period of approximately 1.30 years.

Performance Stock Units

All performance stock units have been granted under the 2005 Plan. Performance stock units are a form of share-based awards similar to non-vested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over a three-year period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 125%.

The following summarizes all performance stock unit activity during 2009, 2008 and 2007:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at December 31, 2006	45,150	$25.03

Granted	48,900	25.29
Issued	–	–
Cancelled	(5,600)	25.08

Performance stock units outstanding at December 31, 2007	88,450	$25.17

Granted	38,875	15.90
Issued	–	–
Cancelled	(21,975)	21.84

Performance stock units outstanding at December 31, 2008	105,350	$22.44

Granted	–	–
Issued	–	–
Cancelled	(47,900)	24.01

Performance stock units outstanding at December 31, 2009	57,450	$20.52

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2009, none of the performance goals associated with outstanding performance stock units are expected to be achieved. As a result, no compensation expense related to performance stock awards has been recorded since June 30, 2007, and we reversed $0.5 million of previously recorded stock-based compensation related to performance stock units in the third quarter of 2007.

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

Note K – Commitments and Contingencies

At December 31, 2009, we had letters of credit in the amount of $13.9 million. No amounts were drawn against these letters of credit at December 31, 2009. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile and general liability.

On January 25, 2010, Harte-Hanks Shoppers, Inc. (Shoppers), a California corporation and a subsidiary of Harte-Hanks, Inc. (Harte-Hanks), reached an agreement in principle with Shoppers employee Frank Gattuso and former employee Ernest Sigala, individually and on behalf of a certified class, to settle and resolve a previously disclosed class action lawsuit filed in 2001. The lawsuit, including the class period, is described further below. Under the terms of the agreement in principle, Shoppers, without any admission of liability, agreed, subject to certain conditions, that it will pay to the class settlement fund a total of $7.0 million. The agreement in principle is subject to the entry of an order of the trial court granting preliminary approval and, following notice to class members, final approval of the settlement and providing for the dismissal of the lawsuit with prejudice against all class members. The parties have agreed in principle to promptly negotiate, sign and submit a formal, binding stipulation of settlement to the trial court to resolve this matter. Pursuant to the agreement in principle, in return for the above consideration, each member of the class, including Gattuso and Sigala, will release all claims against Shoppers and its affiliates that in any way arose from or related to the matters which were the subject of, or could have been the subject of, the claims alleged in the class action lawsuit.

As previously disclosed in Harte-Hanks filings with the Securities and Exchange Commission, on March 23, 2001, Shoppers employee Frank Gattuso and former employee Ernest Sigala filed a putative class action against Shoppers, claiming that Shoppers failed to comply with a California statutory provision requiring an employer to indemnify employees for expenses incurred on behalf of the employer. The plaintiffs allege that Shoppers failed to reimburse them for expenses of using their automobiles as outside sales representatives and failed to accurately itemize these expenses on plaintiffs’ wage statements. The suit was filed in Los Angeles County Superior Court. The class that plaintiffs seek to represent has been limited to all California Harte-Hanks outside sales representatives who were not separately reimbursed apart from their base salary and commissions for the expenses they incurred in using their own automobiles after early 1998. The plaintiffs seek indemnification and compensatory damages, statutory damages, exemplary damages, penalties, interest, costs of suit, and attorneys’ fees. Shoppers filed a cross-complaint seeking a declaratory judgment that the plaintiffs have been indemnified for their automobile expenses by the higher salaries and commissions paid to them as outside sales representatives. The cross-complaint also alleges conversion, unjust enrichment, constructive trust and rescission and restitution based on mutual mistake. On January 30, 2002, the trial court ruled that California Labor Code Section 2802 requires employers to reimburse employees for mileage and other expenses incurred in the course of employment, but that an employer is permitted to pay increased wages or commissions instead of indemnifying actual expenses. On May 28, 2003, the trial court denied the plaintiffs’ motion for class certification. On October 27, 2005, the California Court of Appeal issued a unanimous opinion affirming the trial court’s rulings, including the interpretation of Labor Code Section 2802 and denial of class certification. On November 23, 2005, the Court of Appeal denied the plaintiffs’ petition for rehearing. On November 5, 2007, the California Supreme Court affirmed the trial court’s ruling that Labor Code Section 2802 permits lump sum reimbursement and that an employer may satisfy its obligations to indemnify employees for reasonable and necessary business expenses under Labor Code Section 2802 by paying enhanced taxable compensation. The Supreme Court remanded the matter back to the trial court for further proceedings related to the class certification issue and directed the trial court to consider whether the following issues could properly be resolved on a class-wide basis: (1) did Shoppers adopt a practice or policy of reimbursing outside sales representatives for automobile expenses by paying them higher commission rates and base salaries than it paid to inside sales representatives, (2) did Shoppers establish a method to apportion the enhanced compensation payments between compensation for labor performed and expense reimbursement and (3) was the amount paid for expense reimbursement sufficient to fully reimburse the employees for the automobile expenses they reasonably and necessarily incurred. On July 29, 2008, the trial court stated its intention to issue a split class action certification ruling, certifying a class action with respect to the first two questions listed immediately above (adoption of a policy or practice, and establishment of an apportionment method) and denying class certification on the third question listed immediately above (sufficiency of reimbursement). On May 19, 2009, the trial court issued its written partial class certification order, as described in the immediately preceding sentence. This matter was set for a class trial in April 2010 on the first two questions noted above (adoption of a policy or practice, and establishment of an apportionment method).

In the fourth quarter of 2009, we accrued $7.0 million associated with this agreement in principle. Prior to the fourth quarter of 2009, we had made no accrual related to this lawsuit as we believed that the conditions for a loss accrual had not been met. We cannot predict the impact of future developments in this lawsuit or agreement in principle, and any further developments within a particular fiscal quarter may adversely impact our results of operations for that quarter.

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

Note L – Leases

We lease certain real estate and equipment under various operating leases. Most of the leases contain renewal options for varying periods of time. The total rent expense applicable to operating leases was $27.9 million, $30.5 million and $31.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Step rent provisions and escalation clauses, capital improvement funding, rent holidays and other lease concessions are taken into account in computing minimum lease payments. We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2009 are as follows:

In thousands
2010	$21,068
2011	14,402
2012	11,131
2013	8,285
2014	5,244
After 2014	4,170

$64,300

We also lease certain equipment and software under capital leases. Our capital lease obligations at year-end were as follows:

	December 31,
In thousands	2009	2008
Current portion of capital leases	$757	$678
Long-term portion of capital leases	1,196	1,669

Total capital lease obligations	$1,953	$2,347

The future minimum lease payments for all capital leases operating as of December 31, 2009 are as follows:

In thousands
2010	$826
2011	616
2012	397
2013	205
2014	39
After 2014	–

$2,083

Note M – Selected Quarterly Data (Unaudited)

In thousands, except per share amounts	2009 Quarter Ended				2008 Quarter Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$217,489	$209,318	$215,662	$217,674	$269,643	$269,913	$274,756	$268,509
Operating income	19,827	23,913	24,932	13,758	25,520	31,246	34,740	25,811
Net income	13,492	14,050	13,058	7,115	14,326	16,615	18,214	13,586
Basic earnings per share	$0.21	$0.22	$0.21	$0.11	$0.23	$0.26	$0.29	$0.21
Diluted earnings per share	$0.21	$0.22	$0.20	$0.11	$0.23	$0.26	$0.29	$0.21

Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share.

Note N – Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and non-vested shares.

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Year Ended December 31,
In thousands, except per share amounts	2009	2008	2007
Basic EPS
Net income	$47,715	$62,741	$92,640

Weighted-average common shares outstanding used in earnings per share computations	63,557	63,933	72,524

Earnings per share	$0.75	$0.98	$1.28

Diluted EPS
Net income	$47,715	$62,741	$92,640

Shares used in diluted earnings per share computations	63,885	64,104	73,703

Earnings per share	$0.75	$0.98	$1.26

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	63,557	63,933	72,524
Weighted-average common equivalent shares—dilutive effect of options and non-vested shares	328	171	1,179

Shares used in diluted earnings per share computations	63,885	64,104	73,703

For the purpose of calculating the shares used in the diluted EPS calculations, 5.3 million, 7.3 million and 2.5 million anti-dilutive options have been excluded from the EPS calculations for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. Our Shoppers clients range from large national companies to local neighborhood businesses to individuals with a single item for sale. The segment’s core clients are local service businesses and small retailers. Shoppers client base is entirely domestic. At December 31, 2009, our Shoppers publications were zoned into more than 950 separate editions with total circulation of approximately 11.5 million shopper packages in California and Florida each week.

Included in Corporate Activities are general corporate expenses. Assets of Corporate Activities primarily include unallocated cash, investments and deferred income taxes.

Information about our operations in different business segments is set forth below based on the nature of the products and services offered. We evaluate performance based on several factors, of which the primary financial measures are segment revenues and operating income. The accounting policies of the business segments are the same as those described in Note A, Significant Accounting Policies.

	Year Ended December 31,
In thousands	2009	2008	2007
Revenues
Direct Marketing	$585,988	$732,740	$732,461
Shoppers	274,155	350,081	430,425

Total revenues	$860,143	$1,082,821	$1,162,886

Operating income
Direct Marketing	$95,812	$103,121	$108,796
Shoppers	(1,354)	25,884	70,784
Corporate Activities	(12,028)	(11,688)	(14,653)

Total operating income	$82,430	$117,317	$164,927

Income before income taxes
Operating income	$82,430	$117,317	$164,927
Interest expense	(8,150)	(14,201)	(12,992)
Interest income	182	378	539
Other, net	(2,520)	(1,925)	(1,337)

Income before income taxes	$71,942	$101,569	$151,137

Depreciation
Direct Marketing	$20,489	$25,350	$25,569
Shoppers	7,750	8,056	7,606
Corporate Activities	26	23	20

Total depreciation	$28,265	$33,429	$33,195

Other intangible amortization
Direct Marketing	$716	$1,903	$2,347
Shoppers	996	1,047	1,162

Total intangible amortization	$1,712	$2,950	$3,509

Capital expenditures
Direct Marketing	$7,475	$17,116	$21,270
Shoppers	1,536	2,814	6,947
Corporate Activities	–	17	–

Total capital expenditures	$9,011	$19,947	$28,217

	December 31,
In thousands	2009	2008
Total assets
Direct Marketing	$579,821	$617,926
Shoppers	237,159	252,766
Corporate Activities	91,171	42,874

Total assets	$908,151	$913,566

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2009	2008	2007
Revenues [a]
United States	$772,314	$980,236	$1,078,795
Other countries	87,829	102,585	84,091

Total revenues	$860,143	$1,082,821	$1,162,886

	December 31,
In thousands	2009	2008
Long-lived net assets [b]
United States	$69,864	$86,288
Other countries	8,535	11,145

Total long-lived assets	$78,399	$97,433

a	Geographic revenues are based on the location of the service being performed.
b	Long-lived assets are based on physical location.

Note P – Subsequent Events

We have evaluated subsequent events from December 31, 2009 through the filing of this Form 10-K, the date the financial statements were issued. Other than the agreement in principle discussed on Note K, Commitments and Contingencies, no material subsequent events have occurred during this time which would require recognition in the financial statements or disclosure in the footnotes.

INDEX TO EXHIBITS

We are incorporating certain exhibits listed below by reference to other Harte-Hanks filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Exhibit No.	Description of Exhibit
Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Second Amended and Restated Bylaws (filed as Exhibit 3(b) to the Company’s Form 10-Q for the nine months ended September 30, 2001).

Credit Agreements

10.1(a)	Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., as administrative agent, dated August 12, 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K dated August 12, 2005).

10.1(b)	Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative agent, dated September 6, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 6, 2006).

10.1(c)	First Amendment to Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative Agent, dated September 18, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 18, 2006).

10.1(d)	Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A, as administrative agent, dated March 7, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2008).

Management and Director Compensatory Plans and Forms of Award Agreements

10.2(a)	Harte-Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 27, 2008).

10.2(b)	Harte-Hanks, Inc. Deferred Compensation Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.3 to the Company’s Form 10-K dated June 27, 2008).

10.2(c)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998).

1

10.2(d)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the six months ended June 30, 1996).

10.2(e)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998).

10.2(f)	Form of Non Qualified Stock Option Agreement for employees granted under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(g)	Form of Non Qualified Stock Option Agreement for directors granted Under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(h)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 6, 1997, September 24, 1997, January 7, 1998 and January 28, 1998 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005).

10.2(i)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 12, 1999 and January 25, 1999 (filed as Exhibit 10.2.b to the Company’s Form 8-K dated December 15, 2005).

10.2(j)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for certain officers (filed as Exhibit 10.1.a to the Company’s Form 8-K dated December 15, 2005).

10.2(k)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for non-officers (filed as Exhibit 10.1.b to the Company’s Form 8-K dated December 15, 2005).

10.2(l)	Harte-Hanks, Inc. 2005 Omnibus Incentive Plan (As Amended and Restated Effective February 13, 2009) (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 13, 2009).

10.2(m)	Amendment to Harte-Hanks, Inc. 2005 Omnibus Incentive Plan, dated as of May 12, 2009 (incorporated by reference to Exhibit 4.4 to Harte-Hanks Registration Statement on Form S-8, filed on May 12, 2009).

10.2(n)	Form of 2005 Omnibus Non-Qualified Stock Option Agreement (filed as Exhibit 10(p) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(o)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 25, 2006).

2

10.2(p)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 25, 2006).

10.2(q)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated January 25, 2006).

10.2(r)	Summary of Non-Employee Directors’ Compensation (filed as Exhibit 10.1(q) to the Company’s Form 10-K for the fiscal year ended December 31, 2008).

Executive Officer Employment and Separation Agreements

10.3(a)	Transition and Consulting Agreement, dated as of August 29, 2007, by and between the Company and Richard Hochhauser (filed as Exhibit 10.1 to the Company’s Form 8-K dated August 29, 2007).

10.3(b)	Form of Change of Control Severance Agreement between the Company and its President and Chief Executive Officer and its Executive Vice Presidents (other than Peter E. Gorman) and Senior Vice Presidents, dated as of June 27, 2008 (filed as Exhibit 10.4 to the Company’s Form 8-K, dated June 27, 2008).

10.3(c)	Form of Severance Agreement between the Company and Peter E. Gorman, dated as of June 27, 2008 (filed as Exhibit 10.5 to the Company’s Form 8-K, dated June 27, 2008).

10.3(d)	Form of Change of Control Severance Agreement between the Company and its Vice Presidents, dated as of June 27, 2008 (filed as Exhibit 10.6 to the Company’s Form 8-K, dated June 27, 2008).

10.3(e)	Form of Non-Compete Agreement signed by certain officers and certain employees of the Company (filed as Exhibit 10.4 to the Company’s Form 8-K dated January 25, 2006).

10.3(f)	Transition Agreement, dated as of December 15, 2008, by and between the Company and Dean Blythe (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 15, 2008).

3

Other Exhibits

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable

4