Form 10-Q
period 2010-03-31
HARTE HANKS INC
filed 2010-04-29
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2010 was 63,613,985 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2010

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$100,464	$86,598
Accounts receivable (less allowance for doubtful accounts of $3,152 at March 31, 2010 and $2,827 at December 31, 2009)	129,354	140,062
Inventory	5,771	4,846
Prepaid expenses	15,591	12,790
Current deferred income tax asset	10,020	9,905
Other current assets	2,168	2,398

Total current assets	263,368	256,599
Property, plant and equipment (less accumulated depreciation of $246,456 at March 31, 2010 and $243,873 at December 31, 2009)	75,775	78,399
Goodwill, net	552,886	552,886
Other intangible assets (less accumulated amortization of $14,260 at March 31, 2010 and $13,953 at December 31, 2009)	15,970	16,277
Other assets	4,320	3,990

Total assets	$912,319	$908,151

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$49,375	$46,688
Accounts payable	48,252	42,386
Accrued payroll and related expenses	13,458	15,290
Customer deposits and deferred revenue	56,241	54,055
Income taxes payable	6,766	6,114
Other current liabilities	9,450	8,670

Total current liabilities	183,542	173,203
Long-term debt	179,250	193,000
Other long-term liabilities (including deferred income taxes of $80,532 at March 31, 2010 and $77,980 at December 31, 2009)	142,419	140,305

Total liabilities	505,211	506,508

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,283,284 shares issued at March 31, 2010 and 118,242,582 shares issued at December 31, 2009	118,283	118,243
Additional paid-in capital	334,248	333,612
Retained earnings	1,223,958	1,217,975
Less treasury stock: 54,672,409 shares at cost at March 31, 2010 and 54,668,032 shares at cost at December 31, 2009	(1,236,230)	(1,236,217)
Accumulated other comprehensive loss	(33,151)	(31,970)

Total stockholders’ equity	407,108	401,643

Total liabilities and stockholders’ equity	$912,319	$908,151

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating revenues	$200,179	$217,674

Operating expenses
Labor	85,642	99,242
Production and distribution	73,004	80,427
Advertising, selling, general and administrative	17,210	15,357
Depreciation and software amortization	5,700	8,437
Intangible asset amortization	307	453

Total operating expenses	181,863	203,916

Operating income	18,316	13,758

Other expenses (income)
Interest expense	713	2,478
Interest income	(26)	(25)
Other, net	(341)	18

	346	2,471

Income before income taxes	17,970	11,287
Income tax expense	7,201	4,172

Net income	$10,769	$7,115

Basic earnings per common share	$0.17	$0.11

Weighted-average common shares outstanding	63,598	63,515

Diluted earnings per common share	$0.17	$0.11

Weighted-average common and common equivalent shares outstanding	64,098	63,593

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$10,769	$7,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	5,700	8,437
Intangible asset amortization	307	453
Stock-based compensation	950	320
Excess tax benefits from stock-based compensation	—	(13)
Net pension cost	1,574	2,227
Deferred income taxes	1,783	78
Other, net	1	3
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	10,708	25,394
(Increase) decrease in inventory	(925)	1,682
(Increase) decrease in prepaid expenses and other current assets	(2,571)	1,435
Increase (decrease) in accounts payable	6,263	(7,316)
Increase (decrease) in other accrued expenses and other current liabilities	1,691	(6,342)
Other, net	2,242	(287)

Net cash provided by operating activities	34,008	33,186

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,941)	(2,169)
Proceeds from sale of property, plant and equipment	111	77

Net cash used in investing activities	(3,830)	(2,092)

Cash Flows from Financing Activities
Repayment of borrowings	(11,063)	(7,125)
Issuance of common stock	—	538
Excess tax benefits from stock-based compensation	—	13
Dividends paid	(4,786)	(4,778)

Net cash used in financing activities	(15,849)	(11,352)

Effect of exchange rate changes on cash and cash equivalents	(463)	(188)
Net increase in cash and cash equivalents	13,866	19,554
Cash and cash equivalents at beginning of year	86,598	30,161

Cash and cash equivalents at end of period	$100,464	$49,715

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2010 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	$118,085	$331,227	$1,189,376	$(1,236,581)	$(45,735)	$356,372
Common stock issued - employee stock purchase plan	85	402	—	—	—	487
Exercise of stock options and release of nonvested shares	73	44	—	(129)	—	(12)
Net tax effect of options exercised and release of nonvested shares	—	(1,621)	—	—	—	(1,621)
Stock-based compensation	—	3,889	—	—	—	3,889
Dividends paid ($0.30 per share)	—	—	(19,116)	—	—	(19,116)
Treasury stock issued	—	(329)	—	493	—	164
Comprehensive income:
Net income	—	—	47,715	—	—	47,715
Adjustment to pension liability (net of tax expense of $5,631)	—	—	—	—	8,446	8,446
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $1,800)	—	—	—	—	2,703	2,703
Foreign currency translation adjustment	—	—	—	—	2,616	2,616

Total comprehensive income						61,480

Balance at December 31, 2009	118,243	333,612	1,217,975	(1,236,217)	(31,970)	401,643
Exercise of stock options and release of nonvested shares	40	(40)	—	(95)	—	(95)
Net tax effect of options exercised and release of nonvested shares	—	(231)	—	—	—	(231)
Stock-based compensation	—	950	—	—	—	950
Dividends paid ($0.075 per share)	—	—	(4,786)	—	—	(4,786)
Treasury stock issued	—	(43)	—	82	—	39
Comprehensive income:
Net income	—	—	10,769	—	—	10,769
Adjustment to pension liability (net of tax expense of $414)	—	—	—	—	620	620
Foreign currency translation adjustment	—	—	—	—	(1,801)	(1,801)

Total comprehensive income						9,588

Balance at March 31, 2010	$118,283	$334,248	$1,223,958	$(1,236,230)	$(33,151)	$407,108

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and its subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparative purposes. In the Consolidated Statements of Cash Flows, net pension cost has been reclassified from the line item “Other, net”, in the Changes in operating assets and liabilities, to the line item “Net pension cost” in the Adjustments to reconcile net income to cash provided by operating activities.

As used in this report, the terms “Harte-Hanks,” “we,” “us,” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

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

Note B - Recent Accounting Pronouncements

In the fourth quarter of 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition - Multiple-Element Arrangements, (ASC Subtopic 605-25). ASC Subtopic 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for revenue from separate deliverables under an arrangement. ASC Subtopic 605-25 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt ASC Subtopic 605-25 in the first quarter of 2011. The adoption of ASC Subtopic 605-25 will not have a material effect on our consolidated financial statements.

In the first quarter of 2010, the FASB issued Accounting Standards Updates (ASU) 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, and requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 rollforward disclosures, we adopted the provisions of ASU 2010-06 in the first quarter of 2010. This adoption did not affect our consolidated financial statements. We will adopt the provisions of ASU 2010-06 related to the new Level 3 rollforward disclosures in the first quarter of 2011. This adoption in 2011 will not affect our consolidated financial statements.

In the first quarter of 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). ASU 2010-09 amends ASC 855, Subsequent Events, so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in financial statements. We adopted the provisions of ASU 2010-09 in the first quarter of 2010. This adoption did not affect our consolidated financial statements.

Note C - Income Taxes

Our first quarter 2010 income tax provision of $7.2 million resulted in an effective income tax rate of 40.1%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2010. The effective income tax rate calculated for the first quarter of 2010 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2005. For U.S. federal returns, we are no longer subject to tax examinations for the years prior to 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$1,513
Additions for current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	(264)
Lapse of statute	—
Settlements	—

Balance at March 31, 2010	$1,249

Included in the balance of unrecognized tax benefits as of March 31, 2010 are $1.0 million of federally effected tax benefits that, if recognized, would impact the effective tax rate. We had approximately $1.2 million of interest and penalties accrued at March 31, 2010 and December 31, 2009.

We anticipate that it is reasonably possible that we will have a reduction in the liability related to filing positions in the range of $0.9 million to $1.1 million during 2010 as a result of lapsing statutes.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Note D – Stock-Based Compensation

We recognized $1.0 million and $0.3 million of stock-based compensation during the three months ended March 31, 2010 and 2009, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2010, which is consistent with the timing of previous annual grants. These grants consisted of:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Stock options	1,409,500	$3.70
Nonvested shares	82,247	$11.90

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

All stock options granted in the first quarter of 2010 have exercise prices equal to the market value of the common stock on the date of grant. Market value is defined by the 2005 Omnibus Incentive Plan as the closing price on the previous trading day. The weighted-average exercise price of options granted in the first quarter of 2010 was $11.90.

Note E – Interest Rate Risk

We assess interest rate risk by regularly identifying and monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Prior to September 30, 2009, we used a derivative instrument to manage the risk of changes in prevailing interest rates adversely affecting future cash flows associated with our credit facilities. The derivative instrument used to manage such risk was an interest rate swap. Our only interest rate swap matured on September 30, 2009. We have not entered into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

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

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changed the variable rate cash flow exposure on the $150.0 million notional amount to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we received London Interbank Offered Rate (LIBOR) based variable interest rate payments and made fixed interest rate payments, thereby creating fixed rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 Revolving Credit Facility and 2006 Term Loan Facility. As such, we reported the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value was determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). This swap agreement ended on September 30, 2009 and is no longer recorded on our Consolidated Balance Sheet. We reclassified into earnings losses of $1.6 million for the three months ended March 31, 2009, which were related to the swap and previously reported in other comprehensive loss.

The following table presents the impact of our derivative instrument on the Consolidated Statements of Operations for the three months ended March 31:

In thousands	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009
Derivatives in Cash Flow
Hedging Relationships
Interest rate swap	$—	$163	Interest expense	$—	$1,576

Total	$—	$163		$—	$1,576

Note F - Fair Value of Financial Instruments

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

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The carrying values and estimated fair values of our outstanding debt were as follows:

	March 31, 2010		December 31, 2009
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$228,625	$222,321	$239,688	$230,555

Fair values at March 31, 2010 and December 31, 2009 were determined using Level 2 inputs of the ASC 820 fair value hierarchy as described above. The estimated fair values were calculated using current rates proposed to us by our bankers for debt of the same remaining maturity and characteristics.

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2010	2009
BASIC EPS
Net Income	$10,769	$7,115

Weighted-average common shares outstanding used in earnings per share computations	63,598	63,515

Earnings per common share	$0.17	$0.11

DILUTED EPS
Net Income	$10,769	$7,115

Shares used in diluted earnings per share computations	64,098	63,593

Earnings per common share	$0.17	$0.11

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,598	63,515
Weighted-average common equivalent shares - dilutive effect of stock options and awards	500	78

Shares used in diluted earnings per share computations	64,098	63,593

5.8 million and 7.3 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2010 and 2009, respectively.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Note H – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended March 31,
In thousands	2010	2009
Operating revenues
Direct Marketing	$134,495	$146,821
Shoppers	65,684	70,853

Total operating revenues	$200,179	$217,674

Operating income (loss)
Direct Marketing	$16,852	$19,224
Shoppers	4,168	(2,485)
Corporate Activities	(2,704)	(2,981)

Total operating income	$18,316	$13,758

Income before income taxes
Operating income	$18,316	$13,758
Interest expense	(713)	(2,478)
Interest income	26	25
Other, net	341	(18)

Total income before income taxes	$17,970	$11,287

Note I – Components of Net Periodic Pension Benefit Cost

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible. In conjunction with significant enhancements to our 401(k) plan, we elected to freeze benefits under this defined benefit pension plan as of December 31, 1998.

In 1994, we adopted a non-qualified, supplemental pension plan covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from our principal pension plan if it were not for limitations imposed by income tax regulations. The benefits under this supplemental pension plan continue to accrue as if the principal pension plan had not been frozen.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2010	2009
Service cost	$85	$137
Interest cost	1,996	2,038
Expected return on plan assets	(1,541)	(1,401)
Amortization of prior service cost	14	14
Transition obligation	—	3
Recognized actuarial loss	1,020	1,436

Net periodic benefit cost	$1,574	$2,227

We plan to make total contributions of approximately $6.9 million to our frozen pension plan in 2010 in order to obtain the Pension Protection Act of 2006 full funding limit exemption. These planned contributions include $0.8 million to be paid in the second and fourth quarters and $5.3 million to be paid in the third quarter. We are not required to make and do not intend to make any contributions to our unfunded pension plan in 2010 other than to the extent needed to cover benefit payments.

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended March 31,
In thousands	2010	2009
Net income	$10,769	$7,115
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $414 in 2010 and $581 in 2009)	620	871
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $565 in 2009)	—	848
Foreign currency translation adjustment	(1,801)	(734)

Total comprehensive income	$9,588	$8,100

Note K – Goodwill

As of March 31, 2010 and December 31, 2009, we had goodwill of approximately $552.9 million. Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired. Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance. We perform our annual goodwill impairment assessment as of November 30th of each year.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Due to the continued uncertainty in the overall economic climate, we reviewed the significant assumptions in our goodwill analysis during the first quarter of 2010 in order to determine if it was more likely than not that our reporting units’ fair values were less than their carrying values. The analyses focused on our current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing our reporting units’ fair values. Based on these analyses, we determined that we did not have any triggering events requiring us to perform a goodwill assessment during the three months ended March 31, 2010.

Note L – Litigation Contingencies

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

As previously disclosed in Harte-Hanks filings with the Securities and Exchange Commission, on March 23, 2001, Shoppers employee Frank Gattuso and former employee Ernest Sigala filed a putative class action against Shoppers, claiming that Shoppers failed to comply with a California statutory provision requiring an employer to indemnify employees for expenses incurred on behalf of the employer. The plaintiffs allege that Shoppers failed to reimburse them for expenses of using their automobiles as outside sales representatives and failed to accurately itemize these expenses on plaintiffs’ wage statements. The suit was filed in Los Angeles County Superior Court. The class that the plaintiffs represent has been limited to all California Harte-Hanks outside sales representatives who were not separately reimbursed apart from their base salary and commissions for the expenses they incurred in using their own automobiles after early 1998. The plaintiffs seek indemnification and compensatory damages, statutory damages, exemplary damages, penalties, interest, costs of suit, and attorneys’ fees. Shoppers filed a cross-complaint seeking a declaratory judgment that the plaintiffs have been indemnified for their automobile expenses by the higher salaries and commissions paid to them as outside sales representatives. The cross-complaint also alleges conversion, unjust enrichment, constructive trust and rescission and restitution based on mutual mistake. On January 30, 2002, the trial court ruled that California Labor Code Section 2802 requires employers to reimburse employees for mileage and other expenses incurred in the course of employment, but that an employer is permitted to pay increased wages or commissions instead of indemnifying actual expenses. On May 28, 2003, the trial court denied the plaintiffs’ motion for class certification. On October 27, 2005, the California Court of Appeal issued a unanimous opinion affirming the trial court’s rulings, including the interpretation of Labor Code Section 2802 and denial of class certification. On November 23, 2005, the Court of Appeal denied the plaintiffs’ petition for rehearing. On November 5, 2007, the California Supreme Court affirmed the trial court’s ruling that Labor Code Section 2802 permits lump sum reimbursement and that an employer may satisfy its obligations to indemnify employees for reasonable and necessary business expenses under Labor Code Section 2802 by paying enhanced taxable compensation. The Supreme Court remanded the matter back to the trial court for further proceedings related to the class certification issue and directed the trial court to consider whether the following issues could properly be resolved on a class-wide basis: (1) did Shoppers adopt a practice or policy of reimbursing outside sales representatives for

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

automobile expenses by paying them higher commission rates and base salaries than it paid to inside sales representatives, (2) did Shoppers establish a method to apportion the enhanced compensation payments between compensation for labor performed and expense reimbursement and (3) was the amount paid for expense reimbursement sufficient to fully reimburse the employees for the automobile expenses they reasonably and necessarily incurred. On July 29, 2008, the trial court stated its intention to issue a split class action certification ruling, certifying a class action with respect to the first two questions listed immediately above (adoption of a policy or practice, and establishment of an apportionment method) and denying class certification on the third question listed immediately above (sufficiency of reimbursement). On May 19, 2009, the trial court issued its written partial class certification order, as described in the immediately preceding sentence.

During the fourth quarter of 2009 we accrued the full $7.0 million associated with this agreement in principle. We cannot predict the impact of future developments in this lawsuit or agreement in principle, and any further developments within a particular fiscal quarter may adversely impact our results of operations for that quarter.

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

Note M – Subsequent Events

We have evaluated subsequent events from March 31, 2010 through the filing of this Form 10-Q, the date the financial statements were issued. No material subsequent events have occurred during this time which would require recognition in the financial statements or disclosure in the footnotes.

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

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2010 earnings release issued on April 29, 2010. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte-Hanks, Inc. (Harte-Hanks). This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2009 Form 10-K. Our 2009 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

Harte-Hanks® is a worldwide direct and targeted marketing company that provides direct marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. We manage our operations through two operating segments: Direct Marketing and Shoppers.

Direct Marketing services are targeted to specific industries or markets with services and software products tailored to each targeted industry or market. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We believe that we are generally able to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Depending on the needs of our clients, we provide our Direct Marketing capabilities through an integrated approach using more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients. We use various capabilities and technologies to enable our clients to capture, analyze and disseminate customer and prospect data across all points of customer contact.

We offer a full complement of capabilities and resources, including:

•	agency and creative services;

•	database marketing solutions;

•	data quality software and services with Trillium Software;

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

•	digital marketing;

•	direct mail and supply chain management;

•	fulfillment and contact centers; and

•	lead generation.

Revenues from the Direct Marketing segment represented approximately 67% of our total revenue for the three months ended March 31, 2010.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. These sites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and Power Sites. Power Sites are templated web sites for our customers, optimized to help small and medium sized business owners establish a web presence and improve their lead generation.

At March 31, 2010, our Shoppers were zoned into more than 950 separate editions with total circulation of approximately 11.5 million in California and Florida each week. As a result of the difficult economic environment in California and Florida, we curtailed more than 1.4 million of unprofitable or marginal circulation in 2008 and 2009. This consisted of approximately 850,000 of circulation in California and 550,000 of circulation in Florida. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Revenues from the Shoppers segment represented approximately 33% of our total revenue for the three months ended March 31, 2010.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, Direct Marketing is affected by general national and international economic trends. Direct Marketing revenues are also affected by economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors. Our Shoppers operate in regional markets in California and Florida and are greatly affected by the strength of the local economies.

Our businesses continued to face challenging economic environments in the first quarter of 2010, which negatively impacted our financial performance. Marketing budgets are often more discretionary in nature, and are easier to reduce in the short-term than other expenses in response to weak economic conditions. Difficult economic conditions and consolidation and bankruptcies of customers and prospective customers in the industry verticals that we serve have resulted in pricing pressures and in reduced demand for our products and services.

Direct Marketing revenues are dependent on, among other things, national, regional and international economic and business conditions. During the first quarter of 2010, the difficult economic conditions in the United States and other economies continued to adversely impact the marketing expenditures and activities of our customers, resulting in pricing pressures, volume reductions and delays in spending by clients and prospective clients.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California and Florida in which we operate. Such expenditures are substantially affected by the strength of the local economies in those markets. During the first quarter of 2010, the negative trends and economic conditions that we have experienced since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread across virtually all categories.

Although economic uncertainty remains, and we believe that 2010 will continue to be challenging, we have seen slight improvement in both businesses over the last two quarters. Due to the structural changes we have made across our entire company, we believe that we are well positioned for an improved economic environment.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

	Three months ended
In thousands, except per share amounts	March 31, 2010	March 31, 2009	Change
Revenues	$200,179	$217,674	-8.0%
Operating expenses	181,863	203,916	-10.8%

Operating income	$18,316	$13,758	33.1%

Net income	$10,769	$7,115	51.4%

Diluted earnings per share	$0.17	$0.11	54.5%

1st Quarter 2010 vs. 1st Quarter 2009

Revenues

Consolidated revenues decreased 8.0%, to $200.2 million, and operating income increased 33.1% to $18.3 million in the first quarter of 2010 compared to the first quarter of 2009. Our overall results reflect decreased revenues of $12.3 million, or 8.4%, from our Direct Marketing segment and decreased revenues of $5.2 million, or 7.3%, from our Shoppers segment. Direct Marketing revenues from all of our vertical markets experienced revenue declines in the first quarter of 2010 compared to the first quarter of 2009. These results reflect the effects of the difficult economic environment, including reduced volumes and price reductions, on our Direct Marketing business. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in comparable circulation, including declines in most revenue categories, and curtailment of circulation of approximately 700,000 in February of 2009. Excluding revenues from discontinued circulation, Shoppers revenues decreased approximately 6.6%.

Operating Expenses

Overall operating expenses decreased 10.8%, to $181.9 million, in the first quarter of 2010 compared to the first quarter of 2009. The overall decrease in operating expenses was driven by decreased operating expenses in Shoppers of $11.8 million, or 16.1%, decreased operating expenses in Direct Marketing of $10.0 million, or 7.8%, and a decrease in general corporate expense of $0.3 million, or 9.3%. The decrease at Shoppers was primarily due to headcount reductions, $1.6 million in lease write-offs in the first quarter of 2009, lower severance costs, decreased paper costs and decreased outsourced printing costs. The Direct Marketing decrease was primarily a result of headcount reductions, lower severance costs, lower logistics-related transportation costs and less lease expense.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Net Income/Earnings Per Share

Net income increased 51.4%, to $10.8 million, and diluted earnings per share increased 54.5%, to $0.17 per share, in the first quarter of 2010 when compared to the first quarter of 2009. The increase in net income was a result of increased operating income from Shoppers and less operating expense, partially offset by decreased operating income from Direct Marketing and a higher effective tax rate.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended
In thousands	March 31, 2010	March 31, 2009	Change
Revenues	$134,495	$146,821	-8.4%
Operating expenses	117,643	127,597	-7.8%

Operating income	$16,852	$19,224	-12.3%

1st Quarter 2010 vs. 1st Quarter 2009

Revenues

Direct Marketing revenues decreased $12.3 million, or 8.4%, in the first quarter of 2010 compared to the first quarter of 2009. Revenues from all of our vertical markets experienced revenue declines in the first quarter of 2010 compared to the first quarter of 2009. Our financial services vertical and our select verticals each declined in the low single digits. Our retail vertical declined in the high single digits, our high-tech vertical declined in the mid-teens and our pharma/healthcare vertical declined in the high-teens. These results reflect the effects of the difficult economic environment, including reduced volumes and price reductions, on our Direct Marketing business. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Future revenue performance will depend on, among other factors, the overall strength of the national and international economies and how successful we are at maintaining and growing business with existing clients, acquiring new clients and meeting client demands. We believe that in the long-term an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment, and that our business will benefit as a result.

Operating Expenses

Operating expenses decreased $10.0 million, or 7.8%, in the first quarter of 2010 compared to the first quarter of 2009. Labor costs decreased $8.0 million, or 11.2%, due to lower headcounts and lower severance costs. The decrease in labor costs was partially offset by an increase in stock-based compensation. Production and distribution costs decreased $2.2 million, or 5.3%, due to lower logistics-related transportation costs resulting from reduced transportation volumes, and less lease expense due to prior year facility consolidations. General and administrative expense increased $1.8 million, or 18.9%, due primarily to an increase in bad debt expense, travel and taxes. Depreciation and software amortization expense decreased $1.4 million, or 25.1%, due to decreased capital expenditures over the last few years. Intangible asset amortization decreased $0.1 million, or 71.3%, as certain intangible assets became fully amortized.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Fuel costs have varied widely in the last few years. Future changes in fuel costs will continue to impact Direct Marketing’s total production costs and total operating expenses, and may have an impact on future demand for our supply chain management.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Shoppers

	Three months ended
In thousands	March 31, 2010	March 31, 2009	Change
Revenues	$65,684	$70,853	-7.3%
Operating expenses	61,516	73,338	-16.1%

Operating income (loss)	$4,168	$(2,485)	267.7%

1st Quarter 2010 vs. 1st Quarter 2009

Revenues

Shoppers revenues decreased $5.2 million, or 7.3%, in the first quarter of 2010 compared to the first quarter of 2009. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories, and curtailment of circulation of approximately 700,000 in February of 2009. The net impact of this circulation curtailment was a reduction in Shoppers revenues of $0.5 million in the first quarter of 2010 compared to the first quarter of 2009. On a comparable circulation basis, Shoppers revenues decreased approximately 6.6%. At March 31, 2010, our Shoppers circulation reached approximately 11.5 million addresses each week. We continue to evaluate our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Future revenue performance will depend on, among other factors, the overall strength of the California and Florida economies, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Operating expenses decreased $11.8 million, or 16.1%, in the first quarter of 2010 compared to the first quarter of 2009. At the end of the first quarter of 2009, we completed the consolidation of our two Florida production facilities into one facility. We incurred approximately $2.0 million in costs in the first quarter of 2009 related to this action. Excluding these costs, operating expenses decreased $9.8 million, or 13.8%. Total labor costs decreased $5.2 million, or 20.2%, as a result of reductions in our Shoppers workforce due to plant consolidations, administrative staff reductions, lower variable payroll costs from lower ad sales and volumes, circulation curtailments and lower severance costs. Total production costs decreased $5.2 million, or 13.3%, due primarily to decreased facility lease costs as a result of the $1.6 million lease write-off in the first quarter of 2009 related to consolidations and circulation curtailments, lower outsourced printing costs due to lower volumes, and decreased paper costs due to lower paper rates and circulation reductions. Total general and administrative costs decreased $0.1 million, or 1.6%, due primarily to decreased facility costs and bad debt expense, partially offset by an increase in workers compensation insurance expense. Depreciation and software amortization expense decreased $1.3 million, or 46.8%, due to an accelerated depreciation charge in the first quarter of 2009 related to the Florida facility consolidation, and decreased capital expenditures in the last few years.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Shoppers realized a positive effect in labor costs in the first quarter of 2010 due to headcount reductions as a result of plant consolidations, overall administrative staff reductions, and the circulation reductions in 2008 and 2009. Standard postage rates have increased in recent years, and increased again in May 2009. Shoppers’ postage rates increased by approximately 1.4% as a result of the May 2009 rate increase. We do not expect standard postage rates to change in 2010. Any future changes in postage rates will affect Shoppers’ production costs. The U. S. Postal service has

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

proposed various changes in its services to address its financial performance, such as delivery frequency and facility access. We do not believe the proposed changes will have a material impact on our Shoppers business. Newsprint prices decreased over the second half of 2009 and continued to decrease in the first quarter of 2010, contributing to the decrease in Shoppers paper costs. Newsprint prices are expected to increase in second half of 2010. Any future changes in newsprint prices will affect Shoppers’ production costs. At the end of the first quarter of 2009, we completed the consolidation of our two Florida production facilities into one facility. We incurred approximately $2.0 million in costs in the first quarter related to this action. The 2009 savings from this consolidation was offset by the 2009 first quarter charges.

General Corporate Expense

General corporate expense decreased $0.3 million, or 9.3%, in the first quarter of 2010 compared to the first quarter of 2009. This decrease was due primarily to a decrease in pension expense resulting from the increase in the market values of our pension plan assets during the calendar year 2009.

Interest Expense

Interest expense decreased $1.8 million, or 71.2%, in the first quarter of 2010 compared to the first quarter of 2009. This decrease was primarily due to lower interest rates as a result of the expiration of our interest rate swap on September 30, 2009. Also contributing to this decrease were lower outstanding debt levels during the first quarter of 2010 compared to the first quarter of 2009.

Interest Income

Interest income was flat in the first quarter of 2010 compared to the first quarter of 2009 as lower interest rates offset the increase in average cash and cash equivalents.

Other Income and Expense

Other net income increased $0.4 million, to $0.3 million, in the first quarter of 2010 compared to the first quarter of 2009, primarily due to an increase in net foreign currency transaction gains.

Income Taxes

Income tax expense increased $3.0 million in the first quarter of 2010 compared to the first quarter of 2009. The effective tax rate was 40.1% for the first quarter of 2010, increasing from 37.0% for the first quarter of 2009. The increase in the effective tax rate is primarily due to a discrete increase in state income tax.

Economic Climate and Impact on our Financial Statements

The current economic climate has had a negative impact on our operations and cash flows for the three months ended March 31, 2010, and our financial position at March 31, 2010. We cannot predict the timing, strength or duration of the current difficult economic environment or any subsequent improvement. If the economic climate and markets we serve deteriorate, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2010, cash and cash equivalents were $100.5 million, increasing $13.9 million from December 31, 2009. This net increase was a result of net cash provided by operating activities of $34.0 million, partially offset by cash used in investing activities of $3.8 million and net cash used in financing activities of $15.8 million.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2010 was $34.0 million, compared to $33.2 million for the three months ended March 31, 2009. The $0.8 million year-over-year increase was attributable to higher net income in the first quarter of 2010, partially offset by changes within working capital assets and liabilities.

For the three months ended March 31, 2010, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the first quarter of 2010 than in the fourth quarter of 2009. Days sales outstanding of approximately 60 days at March 31, 2010 decreased from 61 days at March 31, 2009 and increased from 59 days at December 31, 2009;

•	An increase in inventory due to holding higher levels of newsprint inventory in advance of expected increases in newsprint prices.

•	An increase in prepaid expenses and other current assets due to timing of payments which are typically higher in the first part of the year;

•

An increase in accounts payable due to higher production and distribution costs and selling, general and administrative expenses in March of 2010 than in December of 2009, as well as the timing of processing accounts payable checks;

•	A decrease in accrued payroll and related expenses due to the timing of bonus payments;

•	An increase in customer deposits and unearned revenue due to timing of receipts; and

•	A decrease in income taxes payable due to the timing of tax payments.

Investing Activities

Net cash used in investing activities was $3.8 million for the three months ended March 31, 2010, compared to $2.1 million for the three months ended March 31, 2009. The difference is primarily the result of higher capital expenditures in the first quarter of 2010 than in the first quarter of 2009.

Financing Activities

Net cash outflows from financing activities were $15.8 million for the three months ended March 31, 2010, compared to net cash outflows of $11.4 million for the three months ended March 31, 2009. The difference is attributable primarily to $3.9 million more debt repayments in the first quarter of 2010 than in the first quarter of 2009.

Credit Facilities

Our five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At March 31, 2010, we did not have any outstanding amounts drawn against our Revolving Credit Facility. At March 31, 2010 we had letters of credit totaling $12.8 million issued under the Revolving Credit Facility, decreasing the amount available for borrowing to $112.2 million. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At March 31, 2010, our debt balance related to the 2006 Term Loan Facility was $141.4 million. The four-year $100 million 2008 Term Loan Facility has a maturity date of March 7, 2012. At March 31, 2010, our debt balance related to the 2008 Term Loan Facility was $87.3 million.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries to $20 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of March 31, 2010, we were in compliance with all of the covenants of our credit facilities.

Outlook

We consider such factors as total cash and cash equivalents, current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities and financing activities when assessing our liquidity. Our primary sources of liquidity have been cash and cash equivalents on hand and cash generated from operating activities. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing and financing requirements as they arise. Capital resources are also available from and provided through our Revolving Credit Facility, subject to the terms and conditions of that facility.

The amount of cash on hand and borrowings available under our Revolving Credit Facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, working capital changes, capital expenditures, tax payments, share repurchases, pension plan contributions, acquisitions and dividends.

Developments in the financial markets have increased our exposure to the possible liquidity and credit risks of counterparties to our Revolving Credit Facility. As of March 31, 2010, we had $112.2 million of unused borrowing capacity under our Revolving Credit Facility, and we have not experienced any limitations to date on our ability to access this source of liquidity. We have not had any borrowings against the Revolving Credit Facility since November of 2008. At March 31, 2010, we had a cash balance of $100.5 million. Based on our current operational plans, we believe that our Revolving Credit Facility, together with cash on hand and cash provided by operating activities, will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next 12 months. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the United States and other economies. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

Our Revolving Credit Facility matures in August 2010. We believe that we will obtain a replacement revolver facility in the second quarter of 2010. However, if the ongoing disruptions in the credit markets continue for an extended period of time, we may be unable to obtain a replacement facility on acceptable terms or at all. In that event, depending on our ability to generate sufficient cash flow from operations, our overall liquidity and ability to make payments on our indebtedness under our 2006 Term Loan Facility (which matures in September 2011) and our 2008 Term Loan Facility (which matures in March 2012) may be adversely impacted, and we may be required to seek one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise debt or equity capital. We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms, if at all. In addition, our existing debt agreements contain restrictive covenants that may prohibit us from adopting one or more of these alternatives.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We consider the following to be our critical accounting policies, as described in detail in our 2009 Form 10-K:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Reserve for healthcare, workers’ compensation, automobile and general liability;

•	Goodwill; and

•	Stock-based compensation.

There have been no material changes to the critical accounting policies described in our 2009 Form 10-K.

As discussed in Note B, Recent Accounting Pronouncements, of the Notes to Unaudited Condensed Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. The adoptions of these new accounting pronouncements have not and are not expected to have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risks related to interest rate variations and to foreign exchange rate variations. From time to time, we may utilize derivative financial instruments as described below to manage our exposure to such risks.

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective 30 day rate of 0.25% at March 31, 2010). The five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At March 31, 2010, we did not have any debt outstanding under the Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At March 31, 2010, our debt balance related to the 2006 Term Loan Facility was $141.4 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At March 31, 2010, our debt balance related to the 2008 Term Loan Facility was $87.3 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt. This interest rate swap expired on September 30, 2009.

Assuming the actual level of borrowing throughout the first quarter of 2010, and assuming a one percentage point change in the year’s average interest rates, we estimate that our first quarter 2010 net income would have changed by approximately $0.4 million. Due to our overall debt level and cash balance at March 31, 2010, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Statement of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions results in an adjustment to income, which is recorded in “Other, net” in our Statement of Operations. Transactions such as these amounted to $0.7 million in pre-tax currency transaction gains in the first quarter of 2010. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is set forth in Note L to the Notes to Unaudited Condensed Consolidated Financial Statements, Litigation Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2009 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2009 Form 10-K. Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q, for a discussion of the ongoing economic downturn in the United States and other economies and its adverse impact on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2010:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2010	8,019	$11.90	—	10,475,491
February 1 – 28, 2010	—	$—	—	10,475,491
March 1 – 31, 2010	—	$—	—	10,475,491

Total	8,019	$11.90	—

(1)	During the first quarter of 2010, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of March 31, 2010, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program.
(2)	Total number of shares purchased includes shares, if any, purchased as part of our publicly announced stock repurchase program, plus shares withheld to pay applicable withholding taxes and the exercise price related to stock options, and shares withheld to pay applicable withholding taxes related to the vesting of nonvested shares, pursuant to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan.

Item 6.	Exhibits

See Index to Exhibits on Page 28.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

April 29, 2010	/s/ LARRY FRANKLIN
Date	Larry Franklin
President and Chief Executive Officer

April 29, 2010	/s/ DOUGLAS SHEPARD
Date	Douglas Shepard
Executive Vice President and
Chief Financial Officer

April 29, 2010	/s/ JESSICA HUFF
Date	Jessica Huff
Vice President, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith