Form 10-Q/A
period 2010-03-31
HARTE HANKS INC
filed 2010-05-03
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

May 3, 2010

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

Explanatory Note

Pursuant to this Form 10-Q/A, the registrant amends “Item 1. Financial Statements – Consolidated Statements of Cash Flows – Three months ended March 31, 2010 and 2009” of Part I – Financial Information of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 to correct a clerical error in the amount of Other, net Changes in operating assets and liabilities, net of acquisitions formerly reported as $2,242 million for the Three Months Ended March 31, 2010. The amount of “Other, net” within the “Changes in operating assets and liabilities, net of acquisitions” for the Three Months Ended March 31, 2010 has been changed to $(2,242) for this Form 10-Q/A. This change had no impact on Net cash provided by operating activities. Besides this change to the Consolidated Statements of Cash Flows, no other changes have been made to the Form 10-Q for the quarterly period ended March 31, 2010.

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$10,769	$7,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	5,700	8,437
Intangible asset amortization	307	453
Stock-based compensation	950	320
Excess tax benefits from stock-based compensation	—	(13)
Net pension cost	1,574	2,227
Deferred income taxes	1,783	78
Other, net	1	3
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	10,708	25,394
(Increase) decrease in inventory	(925)	1,682
(Increase) decrease in prepaid expenses and other current assets	(2,571)	1,435
Increase (decrease) in accounts payable	6,263	(7,316)
Increase (decrease) in other accrued expenses and other current liabilities	1,691	(6,342)
Other, net	(2,242)	(287)

Net cash provided by operating activities	34,008	33,186

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,941)	(2,169)
Proceeds from sale of property, plant and equipment	111	77

Net cash used in investing activities	(3,830)	(2,092)

Cash Flows from Financing Activities
Repayment of borrowings	(11,063)	(7,125)
Issuance of common stock	—	538
Excess tax benefits from stock-based compensation	—	13
Dividends paid	(4,786)	(4,778)

Net cash used in financing activities	(15,849)	(11,352)

Effect of exchange rate changes on cash and cash equivalents	(463)	(188)
Net increase in cash and cash equivalents	13,866	19,554
Cash and cash equivalents at beginning of year	86,598	30,161

Cash and cash equivalents at end of period	$100,464	$49,715

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