Form 10-Q
period 2010-06-30
HARTE HANKS INC
filed 2010-07-30
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2010 was 63,621,968 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2010

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except per share and share amounts)

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current assets
Cash and cash equivalents	$83,833	$86,598
Accounts receivable (less allowance for doubtful accounts of $2,952 at June 30, 2010 and $2,827 at December 31, 2009)	133,469	140,062
Inventory	6,003	4,846
Prepaid expenses	14,374	12,790
Current deferred income tax asset	9,807	9,905
Other current assets	2,172	2,398

Total current assets	249,658	256,599

Property, plant and equipment (less accumulated depreciation of $248,139 at June 30, 2010 and $243,873 at December 31, 2009)	74,004	78,399
Goodwill, net	552,886	552,886
Other intangible assets (less accumulated amortization of $14,485 at June 30, 2010 and $13,953 at December 31, 2009)	15,745	16,277
Other assets	3,930	3,990

Total assets	$896,223	$908,151

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$52,063	$46,688
Accounts payable	43,358	42,386
Accrued payroll and related expenses	15,552	15,290
Customer deposits and deferred revenue	50,062	54,055
Income taxes payable	2,639	6,114
Other current liabilities	7,864	8,670

Total current liabilities	171,538	173,203

Long-term debt	165,500	193,000
Other long-term liabilities (including deferred income taxes of $82,951 at June 30, 2010 and $77,980 at December 31, 2009)	143,005	140,305

Total liabilities	480,043	506,508

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,287,583 shares issued at June 30, 2010 and 118,242,582 shares issued at December 31, 2009	118,288	118,243
Additional paid-in capital	335,231	333,612
Retained earnings	1,232,590	1,217,975
Less treasury stock: 54,669,299 shares at cost at June 30, 2010 and 54,668,032 shares at cost at December 31, 2009	(1,236,160)	(1,236,217)
Accumulated other comprehensive loss	(33,769)	(31,970)

Total stockholders’ equity	416,180	401,643

Total liabilities and stockholders’ equity	$896,223	$908,151

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2010	2009

Operating revenues	$207,609	$215,662

Operating expenses
Labor	84,893	90,004
Production and distribution	78,496	76,732
Advertising, selling, general and administrative	15,877	16,672
Depreciation and software amortization	5,545	6,869
Intangible asset amortization	225	453

Total operating expenses	185,036	190,730

Operating income	22,573	24,932

Other expenses (income)
Interest expense	684	2,513
Interest income	(41)	(65)
Other, net	(18)	1,684

	625	4,132

Income before income taxes	21,948	20,800
Income tax expense	8,532	7,742

Net income	$13,416	$13,058

Basic earnings per common share	$0.21	$0.21

Weighted-average common shares outstanding	63,616	63,566

Diluted earnings per common share	$0.21	$0.20

Weighted-average common and common equivalent shares outstanding	64,183	63,737

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2010	2009

Operating revenues	$407,788	$433,336

Operating expenses
Labor	170,535	189,246
Production and distribution	151,500	157,159
Advertising, selling, general and administrative	33,087	32,029
Depreciation and software amortization	11,245	15,306
Intangible asset amortization	532	906

Total operating expenses	366,899	394,646

Operating income	40,889	38,690

Other expenses (income)
Interest expense	1,397	4,991
Interest income	(67)	(90)
Other, net	(359)	1,702

	971	6,603

Income before income taxes	39,918	32,087
Income tax expense	15,733	11,914

Net income	$24,185	$20,173

Basic earnings per common share	$0.38	$0.32

Weighted-average common shares outstanding	63,607	63,541

Diluted earnings per common share	$0.38	$0.32

Weighted-average common and common equivalent shares outstanding	64,141	63,665

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$24,185	$20,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	11,245	15,306
Intangible asset amortization	532	906
Stock-based compensation	1,906	1,507
Excess tax benefits from stock-based compensation	—	(13)
Net pension cost	3,148	4,453
Deferred income taxes	4,002	3,743
Other, net	42	38
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	6,593	37,531
(Increase) decrease in inventory	(1,157)	2,391
(Increase) decrease in prepaid expenses and other current assets	(1,358)	4,121
Increase (decrease) in accounts payable	1,369	(13,140)
Decrease in other accrued expenses and other current liabilities	(8,107)	(7,525)
Other, net	(4,664)	1,790

Net cash provided by operating activities	37,736	71,281

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(8,266)	(3,918)
Proceeds from sale of property, plant and equipment	129	71

Net cash used in investing activities	(8,137)	(3,847)

Cash Flows from Financing Activities
Repayment of borrowings	(22,125)	(14,250)
Issuance of common stock	63	538
Excess tax benefits from stock-based compensation	—	13
Dividends paid	(9,570)	(9,557)

Net cash used in financing activities	(31,632)	(23,256)

Effect of exchange rate changes on cash and cash equivalents	(732)	599
Net (decrease) increase in cash and cash equivalents	(2,765)	44,777
Cash and cash equivalents at beginning of year	86,598	30,161

Cash and cash equivalents at end of period	$83,833	$74,938

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2010 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	$118,085	$331,227	$1,189,376	$(1,236,581)	$(45,735)	$356,372
Common stock issued - employee stock purchase plan	85	402	—	—	—	487
Exercise of stock options and release of nonvested shares	73	44	—	(129)	—	(12)
Net tax effect of options exercised and release of nonvested shares	—	(1,621)	—	—	—	(1,621)
Stock-based compensation	—	3,889	—	—	—	3,889
Dividends paid ($0.30 per share)	—	—	(19,116)	—	—	(19,116)
Treasury stock issued	—	(329)	—	493	—	164
Comprehensive income:
Net income	—	—	47,715	—	—	47,715
Adjustment to pension liability (net of tax expense of $5,631)	—	—	—	—	8,446	8,446
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $1,800)	—	—	—	—	2,703	2,703
Foreign currency translation adjustment	—	—	—	—	2,616	2,616

Total comprehensive income						61,480

Balance at December 31, 2009	118,243	333,612	1,217,975	(1,236,217)	(31,970)	401,643
Exercise of stock options and release of nonvested shares	45	18	—	(95)	—	(32)
Net tax effect of options exercised and release of nonvested shares	—	(232)	—	—	—	(232)
Stock-based compensation	—	1,906	—	—	—	1,906
Dividends paid ($0.15 per share)	—	—	(9,570)	—	—	(9,570)
Treasury stock issued	—	(73)	—	152	—	79
Comprehensive income:
Net income	—	—	24,185	—	—	24,185
Adjustment to pension liability (net of tax expense of $827)	—	—	—	—	1,240	1,240
Foreign currency translation adjustment	—	—	—	—	(3,039)	(3,039)

Total comprehensive income						22,386

Balance at June 30, 2010	$118,288	$335,231	$1,232,590	$(1,236,160)	$(33,769)	$416,180

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

As used in this report, the terms “Harte-Hanks,” “we,” “us” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

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

Note B - Recent Accounting Pronouncements

In the fourth quarter of 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, (ASC Subtopic 605-25). ASC Subtopic 605-25 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for revenue from separate deliverables under an arrangement. ASC Subtopic 605-25 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt ASC Subtopic 605-25 in the first quarter of 2011. The adoption of ASC Subtopic 605-25 will not have a material effect on our consolidated financial statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Note C - Income Taxes

Our second quarter 2010 income tax provision of $8.5 million resulted in an effective income tax rate of 38.9%. Our first half 2010 income tax provision of $15.7 million resulted in an effective income tax rate of 39.4%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2010. The effective income tax rate calculated for the second quarter and first half of 2010 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2005. For U.S. federal returns, we are no longer subject to tax examinations for the years prior to 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$1,513
Additions for current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	(608)
Lapse of statute	—
Settlements	—

Balance at June 30, 2010	$905

Included in the balance of unrecognized tax benefits as of June 30, 2010 are $0.7 million of federally effected tax benefits that, if recognized, would impact the effective tax rate. We had approximately $1.3 million and $1.2 million of interest and penalties accrued at June 30, 2010 and December 31, 2009, respectively.

We anticipate that it is reasonably possible that we will have a reduction in the liability related to filing positions in the range of $0.5 million to $0.8 million during the last six months of 2010 as a result of lapsing statutes.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Note D – Stock-Based Compensation

We recognized $1.0 million and $1.2 million of stock-based compensation during the three months ended June 30, 2010 and 2009, respectively. We recognized $1.9 million and $1.5 million of stock-based compensation during the six months ended June 30, 2010 and 2009, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2010, which is consistent with the timing of previous annual grants. We did not have any significant stock-based compensation activity in the second quarter of 2010.

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

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changed the variable rate cash flow exposure on the $150.0 million notional amount to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we received London Interbank Offered Rate (LIBOR) based variable interest rate payments and made fixed interest rate payments, thereby creating fixed rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 Revolving Credit Facility and 2006 Term Loan Facility. As such, we reported the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value was determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). This swap agreement ended on September 30, 2009 and is no longer recorded on our Consolidated Balance Sheet. We reclassified into earnings losses of $1.6 million for the three months ended June 30, 2009, which were related to the swap and previously reported in other comprehensive loss. We reclassified into earnings losses of $3.2 million for the six months ended June 30, 2009, which were related to the swap and previously reported in other comprehensive loss.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table presents the impact of our derivative instrument on the Consolidated Statements of Operations for the three months ended June 30:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
In thousands	2010	2009		2010	2009
Derivatives in Cash Flow
Hedging Relationships
Interest rate swap	$—	$160	Interest expense	$—	$1,606

Total	$—	$160		$—	$1,606

The following table presents the impact of our derivative instrument on the Consolidated Statements of Operations for the six months ended June 30:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
In thousands	2010	2009		2010	2009
Derivatives in Cash Flow
Hedging Relationships
Interest rate swap	$—	$323	Interest expense	$—	$3,182

Total	$—	$323		$—	$3,182

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

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The carrying values and estimated fair values of our outstanding debt were as follows:

	June 30, 2010		December 31, 2009
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$217,563	$211,959	$239,688	$230,555

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2010	2009

BASIC EPS
Net Income	$13,416	$13,058

Weighted-average common shares outstanding used in earnings per share computations	63,616	63,566

Earnings per common share	$0.21	$0.21

DILUTED EPS
Net Income	$13,416	$13,058

Shares used in diluted earnings per share computations	64,183	63,737

Earnings per common share	$0.21	$0.20

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,616	63,566
Weighted-average common equivalent shares - dilutive effect of stock options and awards	567	171

Shares used in diluted earnings per share computations	64,183	63,737

6.2 million and 5.7 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2010 and 2009, respectively.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
In thousands, except per share amounts	2010	2009

BASIC EPS
Net Income	$24,185	$20,173

Weighted-average common shares outstanding used in earnings per share computations	63,607	63,541

Earnings per common share	$0.38	$0.32

DILUTED EPS
Net Income	$24,185	$20,173

Shares used in diluted earnings per share computations	64,141	63,665

Earnings per common share	$0.38	$0.32

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,607	63,541
Weighted-average common equivalent shares - dilutive effect of stock options and awards	534	124

Shares used in diluted earnings per share computations	64,141	63,665

6.0 million and 7.5 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2010 and 2009, respectively.

Note H – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Information about the operations of our two business segments follows:

	Three Months Ended June 30,
In thousands	2010	2009

Operating revenues
Direct Marketing	$140,926	$145,341
Shoppers	66,683	70,321

Total operating revenues	$207,609	$215,662

Operating income
Direct Marketing	$20,000	$24,708
Shoppers	5,275	3,173
Corporate Activities	(2,702)	(2,949)

Total operating income	$22,573	$24,932

Income before income taxes
Operating income	$22,573	$24,932
Interest expense	(684)	(2,513)
Interest income	41	65
Other, net	18	(1,684)

Total income before income taxes	$21,948	$20,800

	Six Months Ended June 30,
In thousands	2010	2009

Operating revenues
Direct Marketing	$275,421	$292,162
Shoppers	132,367	141,174

Total operating revenues	$407,788	$433,336

Operating income
Direct Marketing	$36,852	$43,932
Shoppers	9,443	688
Corporate Activities	(5,406)	(5,930)

Total operating income	$40,889	$38,690

Income before income taxes
Operating income	$40,889	$38,690
Interest expense	(1,397)	(4,991)
Interest income	67	90
Other, net	359	(1,702)

Total income before income taxes	$39,918	$32,087

Note I – Components of Net Periodic Pension Benefit Cost

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible. In conjunction with significant enhancements to our 401(k) plan, we elected to freeze benefits under this defined benefit pension plan as of December 31, 1998.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

In 1994, we adopted a non-qualified, unfunded, supplemental pension plan covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from our principal pension plan if it were not for limitations imposed by income tax regulations. The benefits under this supplemental pension plan continue to accrue as if the principal pension plan had not been frozen.

Net pension cost for both plans included the following components:

	Three Months Ended June 30,
In thousands	2010	2009

Service cost	$85	$137
Interest cost	1,996	2,038
Expected return on plan assets	(1,541)	(1,401)
Amortization of prior service cost	14	14
Transition obligation	—	3
Recognized actuarial loss	1,020	1,436

Net periodic benefit cost	$1,574	$2,227

	Six Months Ended June 30,
In thousands	2010	2009

Service cost	$170	$274
Interest cost	3,992	4,077
Expected return on plan assets	(3,082)	(2,802)
Amortization of prior service cost	27	27
Transition obligation	—	5
Recognized actuarial loss	2,041	2,872

Net periodic benefit cost	$3,148	$4,453

We plan to make total contributions of approximately $6.9 million to our frozen pension plan in 2010 in order to obtain the Pension Protection Act of 2006 full funding limit exemption. We made a $0.8 million contribution in the second quarter of 2010. The remaining planned contributions include $5.3 million to be paid in the third quarter and $0.8 million to be paid in fourth quarter. We are not required to make and do not intend to make any contributions to our unfunded pension plan in 2010 other than to the extent needed to cover benefit payments.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended June 30,
In thousands	2010	2009

Net income	$13,416	$13,058
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $414 in 2010 and $581 in 2009)	620	871
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $578 in 2009)	—	868
Foreign currency translation adjustment	(1,238)	2,787

Total comprehensive income	$12,798	$17,584

	Six Months Ended June 30,
In thousands	2010	2009

Net income	$24,185	$20,173
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $827 in 2010 and $1,162 in 2009)	1,240	1,742
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $1,143 in 2009)	—	1,716
Foreign currency translation adjustment	(3,039)	2,053

Total comprehensive income	$22,386	$25,684

Note K – Goodwill

As of June 30, 2010 and December 31, 2009, we had goodwill of approximately $552.9 million. Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired. Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance. We perform our annual goodwill impairment assessment as of November 30th of each year.

Due to the continued uncertainty in the overall economic climate, we reviewed the significant assumptions in our goodwill analysis during the second quarter of 2010 in order to determine if it was more likely than not that our reporting units’ fair values were less than their carrying values. The analyses focused on our current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing our reporting units’ fair values. Based on these analyses, we determined that we did not have any triggering events requiring us to perform a goodwill assessment during the three months ended June 30, 2010.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Note M – Subsequent Events

We have evaluated subsequent events from June 30, 2010 through the filing of this Form 10-Q, the date the financial statements were issued. No material subsequent events have occurred during this time which would require recognition in the financial statements or disclosure in the footnotes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including with regard to the negative performance trends in our Shoppers business and the adverse impact of continuting economic uncertainty in the United States and other economies on the marketing expenditures and activities of our Direct Marketing clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes.

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2010 earnings release issued on July 29, 2010. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Harte-Hanks® is a worldwide direct and targeted marketing company that provides multichannel direct and digital marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. We manage our operations through two operating segments: Direct Marketing and Shoppers.

Direct Marketing services are targeted to specific industries or markets with services and software products tailored to each targeted industry or market. We provide our customers insight driven, multichannel direct and digital marketing solutions. Currently, our Direct Marketing business services various vertical markets including retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We believe that we are generally able to provide services to new industries and markets by modifying our services and applications as opportunities are presented. Depending on the needs of our clients, we provide our Direct Marketing capabilities through an integrated approach using more than 30 facilities worldwide, more than 10 of which are located outside of the United States. Each of these centers possesses some specialization and is linked with others to support the needs of our clients. We use various capabilities and technologies to enable our clients to capture, analyze and disseminate customer and prospect data across all points of customer contact.

We offer a full complement of capabilities and resources, including:

•	agency and creative services;

•	database marketing solutions;

•	data quality software and services with Trillium Software;

•	digital marketing and social networking services;

•	direct mail and supply chain management;

•	fulfillment and contact centers; and

•	lead generation.

Revenues from the Direct Marketing segment represented approximately 68% of our total revenue for the three months and six months ended June 30, 2010.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow. Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. These sites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and Power Sites. Power Sites are templated web sites for our customers, optimized to help small and medium sized business owners establish a web presence and improve their lead generation.

At June 30, 2010, our Shoppers were zoned into more than 950 separate editions with total circulation of approximately 11.5 million in California and Florida each week. As a result of the difficult economic environment in California and Florida, we curtailed more than 1.4 million of unprofitable or marginal circulation in 2008 and 2009. This consisted of circulations of approximately 850,000 in California and 550,000 in Florida. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Revenues from the Shoppers segment represented approximately 32% of our total revenue for the three months and six months ended June 30, 2010.

We derive revenues from the sale of direct marketing services and shopper advertising services. As a worldwide business, Direct Marketing is affected by general national and international economic trends. Direct Marketing revenues are also affected by economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors. Our Shoppers operate in regional markets in California and Florida and are greatly affected by the strength of the state and local economies.

Our businesses continued to face challenging economic environments in the first half of 2010, which negatively impacted our financial performance. Marketing budgets are often more discretionary in nature, and are easier to reduce in the short-term than other expenses in response to weak economic conditions. Difficult economic conditions and consolidation and bankruptcies of customers and prospective customers in the industry verticals that we serve have resulted in pricing pressures and in reduced demand for our products and services.

Direct Marketing revenues are dependent on, among other things, national, regional and international economic and business conditions. During the first half of 2010, the difficult economic conditions in the United States and other economies continued to adversely impact the marketing expenditures and activities of our customers, resulting in pricing pressures, volume reductions and delays in spending by clients and prospective clients.

Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California and Florida in which we operate. Such expenditures are substantially affected by the strength of the local economies in those markets. During the first half of 2010, the negative trends and economic conditions that we have experienced since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread across virtually all categories.

Although economic uncertainty remains, and we believe that 2010 will continue to be challenging, we have seen slight improvement in both businesses over the last few quarters. Due to the structural changes we have made across our entire company, we believe that we are well positioned for an improved economic environment.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands, except per share amounts	Three months ended			Six months ended
	June 30, 2010	June 30, 2009	Change	June 30, 2010	June 30, 2009	Change

Revenues	$207,609	$215,662	-3.7%	$407,788	$433,336	-5.9%
Operating expenses	185,036	190,730	-3.0%	366,899	394,646	-7.0%

Operating income	$22,573	$24,932	-9.5%	$40,889	$38,690	5.7%

Net income	$13,416	$13,058	2.7%	$24,185	$20,173	19.9%

Diluted earnings per share	$0.21	$0.20	5.0%	$0.38	$0.32	18.8%

2nd Quarter 2010 vs. 2nd Quarter 2009

Revenues

Consolidated revenues decreased 3.7%, to $207.6 million, while operating income decreased 9.5% to $22.6 million in the second quarter of 2010 compared to the second quarter of 2009. Our overall results reflect decreased revenues of $4.4 million, or 3.0%, from our Direct Marketing segment and decreased revenues of $3.6 million, or 5.2%, from our Shoppers segment. Direct Marketing experienced revenue declines from our high-tech and pharma/healthcare vertical markets, which were partially offset by increased revenues from our select, financial and retail vertical markets. While these results are mixed, the overall second quarter 2010 Direct Marketing results reflect the continued effects of the difficult economic environment, including reduced volumes and price reductions, on our Direct Marketing business. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses decreased 3.0%, to $185.0 million, in the second quarter of 2010 compared to the second quarter of 2009. The overall decrease in operating expenses was driven by decreased operating expenses in Shoppers of $5.7 million, or 8.5%, and a decrease in general corporate expense of $0.2 million, or 8.4%, partially offset by an increase in operating expenses in Direct Marketing of $0.3 million, or 0.2%. The decrease at Shoppers was primarily due to headcount reductions, decreased paper costs, decreased facility costs and decreased postage. The decrease in general corporate expense was driven by lower pension expense resulting from the increase in the market values of our pension plan assets during the calendar year 2009. The increase at Direct Marketing was primarily due to higher mail supply chain costs and increased outsourced costs resulting from increased outsourced volumes.

Net Income/Earnings Per Share

Net income increased 2.7%, to $13.4 million, and diluted earnings per share increased 5.0%, to $0.21 per share, in the second quarter of 2010 when compared to the second quarter of 2009. The increase in net income was a result of increased operating income from Shoppers, less interest expense and the change in other nonoperating expense. This increase was partially offset by decreased operating income from Direct Marketing and a higher effective tax rate.

First Half 2010 vs. First Half 2009

Revenues

Consolidated revenues decreased 5.9%, to $407.8 million, while operating income increased 5.7% to $40.9 million in the first half of 2010 compared to the first half of 2009. Our overall results reflect decreased revenues of $16.7 million, or 5.7%, from our Direct Marketing segment and decreased revenues of $8.8 million, or 6.2%, from our Shoppers segment. Direct Marketing experienced revenue declines from our pharma/healthcare, high-tech and retail vertical markets, which were partially offset by increased revenues from our select and financial vertical markets. While these results are mixed, the overall first half 2010 Direct Marketing results reflect the continued effects of the difficult economic environment, including reduced volumes and price reductions, on our Direct Marketing business. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in Shoppers revenues was the result of decreased sales in established markets, including declines in most revenue categories, and curtailment of circulation of approximately 700,000 addresses in February of 2009. On a comparable circulation basis, Shoppers revenues decreased approximately 5.9%.

Operating Expenses

Overall operating expenses decreased 7.0%, to $366.9 million, in the first half of 2010 compared to the first half of 2009. The overall decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $9.7 million, or 3.9%, decreased operating expenses in Shoppers of $17.6 million, or 12.5%, and decreased general corporate expense of $0.5 million, or 8.8%. The Direct Marketing decrease was primarily a result of headcount reductions, lower severance costs, lower healthcare costs and decreased lease expense. The decrease at Shoppers was primarily due to headcount reductions, lower severance costs, lower healthcare costs, decreased paper costs, decreased facility lease costs due to lease write-offs in 2009, decreased outsource costs, decreased postage expense and decreased promotion-related expense. The decrease in general corporate expense was driven by lower pension expense resulting from the increase in the market values of our pension plan assets during the calendar year 2009.

Net Income/Earnings Per Share

Net income increased 19.9%, to $24.2 million, and diluted earnings per share increased 18.8%, to $0.38 per share, in the first half of 2010 when compared to the first half of 2009. The increase in net income was a result of increased operating income from Shoppers, less interest expense and the change in other nonoperating expense. This increase was partially offset by decreased operating income from Direct Marketing and a higher effective tax rate.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2010	June 30, 2009	Change	June 30, 2010	June 30, 2009	Change

Revenues	$140,926	$145,341	-3.0%	$275,421	$292,162	-5.7%
Operating expenses	120,926	120,633	0.2%	238,569	248,230	-3.9%

Operating income	$20,000	$24,708	-19.1%	$36,852	$43,932	-16.1%

2nd Quarter 2010 vs. 2nd Quarter 2009

Revenues

Direct Marketing revenues decreased $4.4 million, or 3.0%, in the second quarter of 2010 compared to the second quarter of 2009. These results reflect a rate of revenue decline (as a percentage) in the low teens from our high-tech vertical and declines in the high single digits from our pharma/healthcare vertical. Our select and financial verticals increased in the mid single digits and our retail vertical increased in the low single digits. While the results from our verticals are mixed, the overall results reflect the continued effects of the difficult economic environment, including reduced volumes and price reductions, on our Direct Marketing business. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

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

Operating Expenses

Operating expenses increased $0.3 million, or 0.2%, in the second quarter of 2010 compared to the second quarter of 2009. Labor costs decreased $2.1 million, or 3.3%, due to decreased severance costs, lower headcounts, decreased healthcare expense and decreased stock-based compensation. Production and distribution costs increased $4.1 million, or 10.3%, due to higher mail supply chain costs and increased outsourced costs resulting from increased outsourced volumes. This increase was partially offset by decreased lease expense due to prior year facility consolidations. General and administrative expense decreased $0.5 million, or 4.2%, due primarily to a decrease in bad debt expense and outside sales commissions. Depreciation and software amortization expense decreased $1.0 million, or 19.6%, due to decreased capital expenditures over the last few years. Intangible asset amortization decreased $0.1 million, or 71.3%, as certain intangible assets became fully amortized.

Direct Marketing’s largest cost components are labor, outsourced costs and transportation costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Transportation costs have varied widely in the last few years. Future changes in transportation costs will continue to impact Direct Marketing’s total production costs and total operating expenses, and may have an impact on future demand for our supply chain management.

First Half 2010 vs. First Half 2009

Revenues

Direct Marketing revenues decreased $16.7 million, or 5.7%, in the first half of 2010 compared to the first half of 2009. These results reflect a rate of revenue decline (as a percentage) in the mid teens from our pharma/healthcare vertical, declines in the low teens from our high-tech vertical and declines in the low single digits from our retail vertical. Our select and financial verticals increased in the low single digits. While the results from our verticals are mixed, the overall results reflect the continued effects of the difficult economic environment, including reduced volumes and price reductions, on our Direct Marketing business.

Operating Expenses

Operating expenses decreased $9.7 million, or 3.9%, in the first half of 2010 compared to the first half of 2009. Labor costs decreased $10.1 million, or 7.5%, due to lower headcount, decreased severance and decreased healthcare expense. Production and distribution costs increased $1.9 million, or 2.3%, due to higher mail supply chain costs and increased outsourced costs resulting from increased outsourced volumes. This increase was partially offset by decreased lease expense due to prior year facility consolidations. General and administrative expense increased $1.3 million, or 6.4%, due primarily to an increase in bad debt expense, travel and nonincome-based taxes. Depreciation and software amortization expense decreased $2.4 million, or 22.4%, due to decreased capital expenditures over the last few years. Intangible asset amortization decreased $0.3 million, or 71.3%, as certain intangible assets became fully amortized.

Shoppers

	Three months ended			Six months ended
In thousands	June 30, 2010	June 30, 2009	Change	June 30, 2010	June 30, 2009	Change

Revenues	$66,683	$70,321	-5.2%	$132,367	$141,174	-6.2%
Operating expenses	61,408	67,148	-8.5%	122,924	140,486	-12.5%

Operating income	$5,275	$3,173	66.2%	$9,443	$688	1,272.5%

2nd Quarter 2010 vs. 2nd Quarter 2009

Revenues

Shoppers revenues decreased $3.6 million, or 5.2%, in the second quarter of 2010 compared to the second quarter of 2009. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories. At June 30, 2010, our Shoppers circulation reached approximately 11.5 million addresses each week. We curtailed a significant portion of our circulation from 2007 through the first quarter of 2009. While we have not made any significant changes to our circulation since February of 2009, we continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Future revenue performance will depend on, among other factors, the overall strength of the California and Florida economies, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Operating expenses decreased $5.7 million, or 8.5%, in the second quarter of 2010 compared to the second quarter of 2009. Total labor costs decreased $2.5 million, or 10.9%, as a result of reductions in our Shoppers workforce due to plant consolidations, administrative staff reductions, lower variable payroll costs from lower ad sales and volumes, and lower severance costs. Total production costs decreased $2.3 million, or 6.1%, due primarily to decreased paper costs resulting from lower paper rates and declines in volumes, decreased facility lease costs due to facility consolidations, and decreased postage expense due to a decline in distribution volumes. Total general and administrative costs decreased $0.5 million, or 11.2%, due primarily to decreased legal fees, decreased workers compensation insurance expense, and decreased promotion-related expense. Depreciation and software amortization expense decreased $0.3 million, or 18.2%, due to decreased capital expenditures in the last few years.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Shoppers realized a positive effect in labor costs in the second quarter of 2010 due to headcount reductions as a result of plant consolidations, overall administrative staff reductions, and the circulation reductions in 2008 and 2009. Standard postage rates have increased in recent years, and increased again in May 2009. Shoppers’ postage rates increased by approximately 1.4% as a result of the May 2009 rate increase. We do not expect standard postage rates to change in 2010. In July 2010, the U.S. Postal Service proposed an exigent price increase to go into effect in January 2011 by an average of 5.6%. The Postal Regulatory Commission must approve any price increase and that approval is currently under consideration. If this exigent price increase is approved at this level, we believe postage rates for Shoppers would increase by approximately 5%. This proposed rate increase and any future changes in postage rates will affect Shoppers’ production costs. The U. S. Postal service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access. We do not believe the proposed changes will have a material impact on our Shoppers business. Shoppers’ newsprint prices decreased over the second half of 2009 and continued to decrease in the first half of 2010, contributing to the decrease in Shoppers paper costs. Newsprint prices are expected to increase in second half of 2010. Any future changes in newsprint prices will affect Shoppers’ production costs.

First Half 2010 vs. First Half 2009

Revenues

Shoppers revenues decreased $8.8 million, or 6.2%, in the first half of 2010 compared to the first half of 2009. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories, and curtailment of circulation of approximately 700,000 in February of 2009. The net impact of this circulation curtailment was a reduction in Shoppers revenues of $0.5 million in the first half of 2010 compared to the first half of 2009. On a comparable circulation basis, Shoppers revenues decreased approximately 5.9%.

Operating Expenses

Operating expenses decreased $17.6 million, or 12.5%, in the first half of 2010 compared to the first half of 2009. At the end of the first quarter of 2009, we completed the consolidation of our two Florida production facilities into one facility. We incurred approximately $2.0 million in costs in the first quarter of 2009 related to this action. The 2009 savings from this consolidation was offset by the 2009 first quarter charges. Excluding these costs, operating expenses decreased $15.6 million, or 11.2%. Total labor costs decreased $7.7 million, or 15.8%, as a result of reductions in our Shoppers workforce due to plant consolidations, administrative staff reductions, lower variable payroll costs from lower ad sales and volumes, and lower healthcare costs and lower severance costs. Total production costs decreased $7.5 million, or 9.8%, due primarily to decreased paper costs resulting from lower paper rates and declines in volumes, decreased facility lease costs as a result of a $1.6 million lease write-off in the first quarter of 2009 related to consolidations and circulation curtailments, lower outsourced printing costs due to lower volumes, and decreased postage expense due to a decline in distribution volumes. Total general and administrative costs decreased $0.6 million, or 6.2%, due primarily to decreased promotion-related expense, decreased facilities costs, decreased legal fees and decreased bad debt expense. Depreciation and software amortization expense decreased $1.6 million, or 36.1%, due to an accelerated depreciation charge in the first quarter of 2009 related to the Florida facility consolidation, and decreased capital expenditures in the last few years.

General Corporate Expense

General corporate expense decreased $0.2 million, or 8.4%, in the second quarter of 2010 and $0.5 million, or 8.8%, in the first half of 2010 compared to the same periods in 2009. These decreases were due primarily to decreases in pension expense resulting from the increase in the market values of our pension plan assets during the calendar year 2009.

Interest Expense

Interest expense decreased $1.8 million, or 72.8%, in the second quarter of 2010, and $3.6 million, or 72.0% in the first half of 2010 compared to the same periods in 2009. These decreases are primarily due to lower interest rates as a result of the expiration of our interest rate swap on September 30, 2009. Also contributing to these decreases were lower outstanding debt levels during the second quarter and first half of 2010 compared to the same periods in 2009.

Interest Income

Interest income was down slightly in the second quarter of 2010 and first half of 2010 compared to the same periods in 2009 as lower interest rates offset the increase in average cash and cash equivalents.

Other Income and Expense

Other income, net, increased $1.7 million in the second quarter of 2010, from a net expense of $1.7 million in the second quarter of 2009. Other income, net, increased $2.1 million in the first half of 2010, from a net expense of $1.7 million in the first half of 2009. These changes were primarily due to changes in net foreign currency transaction gains and losses.

Income Taxes

Income tax expense increased $0.8 million in the second quarter of 2010, and $3.8 million in the first half of 2010 compared to the same periods in 2009. Our effective tax rate was 38.9% for the second quarter of 2010, increasing from 37.2% for the second quarter of 2009. Our effective tax rate was 39.4% for the first half of 2010, increasing from 37.1% for the first half of 2009. The increase in our effective tax rate is primarily due to a discrete increase in state income tax.

Economic Climate and Impact on our Financial Statements

The current economic climate has had a negative impact on our operations and cash flows for the three months and six months ended June 30, 2010, and our financial position at June 30, 2010. We cannot predict the timing, strength or duration of the current difficult economic environment or any subsequent improvement. If the economic climate and markets we serve deteriorate, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2010, cash and cash equivalents were $83.8 million, decreasing $2.8 million from December 31, 2009. This net decrease was a result of net cash provided by operating activities of $37.7 million, offset by cash used in investing activities of $8.1 million and net cash used in financing activities of $31.6 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2010 was $37.7 million, compared to $71.3 million for the six months ended June 30, 2009. The $33.5 million year-over-year decrease was primarily attributable to changes within working capital assets and liabilities.

For the six months ended June 30, 2010, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to lower revenues in the second quarter of 2010 than in the fourth quarter of 2009. Days sales outstanding of approximately 59 days at June 30, 2010 increased from 56 days at June 30, 2009 and was unchanged from 59 days at December 31, 2009;

•	An increase in inventory due to holding higher levels of newsprint inventory in advance of expected increases in newsprint prices.

•	An increase in prepaid expenses and other current assets due to timing of payments which are typically higher in the first part of the year;

•	An increase in accounts payable due to higher production and distribution costs in June of 2010 than in December of 2009;

•	A decrease in customer deposits and unearned revenue due to timing of receipts; and

•	A decrease in income taxes payable due to the timing of tax payments.

Investing Activities

Net cash used in investing activities was $8.1 million for the six months ended June 30, 2010, compared to $3.8 million for the six months ended June 30, 2009. The difference is primarily the result of higher capital expenditures in the first half of 2010 than in the first half of 2009.

Financing Activities

Net cash outflows from financing activities were $31.6 million for the six months ended June 30, 2010, compared to net cash outflows of $23.3 million for the six months ended June 30, 2009. The difference is attributable primarily to $7.9 million more debt repayments in the first half of 2010 than in the first half of 2009.

Credit Facilities

Our five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At June 30, 2010, we did not have any outstanding amounts drawn against our Revolving Credit Facility. At June 30, 2010 we had letters of credit totaling $12.8 million issued under the Revolving Credit Facility, decreasing the amount available for borrowing to $112.2 million. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At June 30, 2010, our debt balance related to the 2006 Term Loan Facility was $134.1 million. The four-year $100 million 2008 Term Loan Facility has a maturity date of March 7, 2012. At June 30, 2010, our debt balance related to the 2008 Term Loan Facility was $83.5 million.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of June 30, 2010, we were in compliance with all of the covenants of our credit facilities.

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

Developments in the financial markets have increased our exposure to the possible liquidity and credit risks of counterparties to our Revolving Credit Facility. As of June 30, 2010, we had $112.2 million of unused borrowing capacity under our Revolving Credit Facility, and we have not experienced any limitations to date on our ability to access this source of liquidity. We have not had any borrowings against the Revolving Credit Facility since November of 2008. At June 30, 2010, we had a cash balance of $83.8 million. Based on our current operational plans, we believe that our cash on hand and cash provided by operating activities, will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next 12 months. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the United States and other economies. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

Our $125 million Revolving Credit Facility matures in August 2010. We believe that we will obtain a replacement revolver facility in a smaller amount in August 2010. However, if there are disruptions in the credit markets, we may be unable to obtain a replacement facility on acceptable terms or at all. In that event, depending on our ability to generate sufficient cash flow from operations, our overall liquidity and ability to make payments on our indebtedness under our 2006 Term Loan Facility (which matures in September 2011) and our 2008 Term Loan Facility (which matures in March 2012) may be adversely impacted, and we may be required to seek one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise debt or equity capital. We cannot assure you that any of these actions could be affected on a timely basis or on satisfactory terms, if at all. In addition, our existing debt agreements contain restrictive covenants that may prohibit us from adopting one or more of these alternatives.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective 30 day rate of 0.35% at June 30, 2010). The five-year $125 million Revolving Credit Facility has a maturity date of August 12, 2010. At June 30, 2010, we did not have any debt outstanding under the Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At June 30, 2010, our debt balance related to the 2006 Term Loan Facility was $134.1 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At June 30, 2010, our debt balance related to the 2008 Term Loan Facility was $83.5 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt. This interest rate swap expired on September 30, 2009.

Assuming the actual level of borrowing throughout the second quarter and first half of 2010, and assuming a one percentage point change in the average interest rates, we estimate that our second quarter and first half of 2010 net income would have changed by approximately $0.3 million and $0.7 million, respectively. Due to our overall debt level and cash balance at June 30, 2010, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Statement of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions results in an adjustment to income, which is recorded in “Other, net” in our Statement of Operations. Transactions such as these amounted to $0.3 million and $1.0 million in pre-tax currency transaction gains in the second quarter and first half of 2010, respectively. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

During the second quarter of 2010, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of June 30, 2010, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program. The maximum number of shares that may yet be purchased under this program was 10,475,491 at June 30, 2010.

Item 6.	Exhibits

See Index to Exhibits on Page 33.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

July 30, 2010	/S/ LARRY FRANKLIN
Date	Larry Franklin
President and Chief Executive Officer

July 30, 2010	/S/ DOUGLAS SHEPARD
Date	Douglas Shepard
Executive Vice President and
Chief Financial Officer

July 30, 2010	/S/ JESSICA HUFF
Date	Jessica Huff
Vice President, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith