Form 10-Q
period 2010-09-30
HARTE HANKS INC
filed 2010-11-01
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 15, 2010 was 63,625,589 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2010

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$76,305	$86,598
Accounts receivable (less allowance for doubtful accounts of $3,024 at September 30, 2010 and $2,827 at December 31, 2009)	149,812	140,062
Inventory	5,854	4,846
Prepaid expenses	13,552	12,790
Current deferred income tax asset	9,610	9,905
Other current assets	2,939	2,398

Total current assets	258,072	256,599

Property, plant and equipment (less accumulated depreciation of $252,214 at September 30, 2010 and $243,873 at December 31, 2009)	73,730	78,399
Goodwill, net	565,895	552,886
Other intangible assets (less accumulated amortization of $14,686 at September 30, 2010 and $13,953 at December 31, 2009)	15,544	16,277
Other assets	4,655	3,990

Total assets	$917,896	$908,151

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$142,500	$46,688
Accounts payable	57,334	42,386
Accrued payroll and related expenses	17,341	15,290
Customer deposits and deferred revenue	51,819	54,055
Income taxes payable	5,681	6,114
Other current liabilities	9,792	8,670

Total current liabilities	284,467	173,203

Long-term debt	64,000	193,000
Other long-term liabilities (including deferred income taxes of $84,923 at September 30, 2010 and $77,980 at December 31, 2009)	139,653	140,305

Total liabilities	488,120	506,508

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,287,583 shares issued at September 30, 2010 and 118,242,582 shares issued at December 31, 2009	118,288	118,243
Additional paid-in capital	336,234	333,612
Retained earnings	1,241,619	1,217,975
Less treasury stock: 54,665,616 shares at cost at September 30, 2010 and 54,668,032 shares at cost at December 31, 2009	(1,236,076)	(1,236,217)
Accumulated other comprehensive loss	(30,289)	(31,970)

Total stockholders’ equity	429,776	401,643

Total liabilities and stockholders’ equity	$917,896	$908,151

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2010	2009

Operating revenues	$216,745	$209,318

Operating expenses
Labor	88,038	87,331
Production and distribution	81,019	76,543
Advertising, selling, general and administrative	16,854	14,445
Depreciation and software amortization	5,578	6,633
Intangible asset amortization	201	453

Total operating expenses	191,690	185,405

Operating income	25,055	23,913

Other expenses (income)
Interest expense	705	2,456
Interest income	(69)	(55)
Other, net	1,865	457

	2,501	2,858

Income before income taxes	22,554	21,055
Income tax expense	8,739	7,005

Net income	$13,815	$14,050

Basic earnings per common share	$0.22	$0.22

Weighted-average common shares outstanding	63,622	63,570

Diluted earnings per common share	$0.22	$0.22

Weighted-average common and common equivalent shares outstanding	64,076	64,108

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Operating revenues	$624,533	$642,654

Operating expenses
Labor	258,573	276,577
Production and distribution	232,519	233,702
Advertising, selling, general and administrative	49,941	46,474
Depreciation and software amortization	16,823	21,939
Intangible asset amortization	733	1,359

Total operating expenses	558,589	580,051

Operating income	65,944	62,603

Other expenses (income)
Interest expense	2,102	7,447
Interest income	(136)	(145)
Other, net	1,506	2,159

	3,472	9,461

Income before income taxes	62,472	53,142
Income tax expense	24,472	18,919

Net income	$38,000	$34,223

Basic earnings per common share	$0.60	$0.54

Weighted-average common shares outstanding	63,612	63,550

Diluted earnings per common share	$0.59	$0.54

Weighted-average common and common equivalent shares outstanding	64,119	63,813

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$38,000	$34,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	16,823	21,939
Intangible asset amortization	733	1,359
Stock-based compensation	2,954	3,072
Excess tax benefits from stock-based compensation	—	(13)
Net pension cost	4,722	6,680
Deferred income taxes	5,763	5,174
Other, net	123	108
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(7,548)	40,270
(Increase) decrease in inventory	(1,008)	2,399
(Increase) decrease in prepaid expenses and other current assets	(1,533)	4,578
Increase (decrease) in accounts payable	13,912	(11,855)
Decrease in other accrued expenses and other current liabilities	(757)	(16,364)
Other, net	(9,467)	3,060

Net cash provided by operating activities	62,717	94,630

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(12,904)	—
Purchases of property, plant and equipment	(12,631)	(7,402)
Proceeds from sale of property, plant and equipment	143	71

Net cash used in investing activities	(25,392)	(7,331)

Cash Flows from Financing Activities
Repayment of borrowings	(33,188)	(21,375)
Issuance of common stock	63	538
Excess tax benefits from stock-based compensation	—	13
Dividends paid	(14,356)	(14,336)

Net cash used in financing activities	(47,481)	(35,160)

Effect of exchange rate changes on cash and cash equivalents	(137)	736
Net (decrease) increase in cash and cash equivalents	(10,293)	52,875
Cash and cash equivalents at beginning of year	86,598	30,161

Cash and cash equivalents at end of period	$76,305	$83,036

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2010 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	$118,085	$331,227	$1,189,376	$(1,236,581)	$(45,735)	$356,372
Common stock issued - employee stock purchase plan	85	402	—	—	—	487
Exercise of stock options and release of nonvested shares	73	44	—	(129)	—	(12)
Net tax effect of options exercised and release of nonvested shares	—	(1,621)	—	—	—	(1,621)
Stock-based compensation	—	3,889	—	—	—	3,889
Dividends paid ($0.30 per share)	—	—	(19,116)	—	—	(19,116)
Treasury stock issued	—	(329)	—	493	—	164
Comprehensive income:
Net income	—	—	47,715	—	—	47,715
Adjustment to pension liability (net of tax expense of $5,631)	—	—	—	—	8,446	8,446
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $1,800)	—	—	—	—	2,703	2,703
Foreign currency translation adjustment	—	—	—	—	2,616	2,616

Total comprehensive income						61,480

Balance at December 31, 2009	118,243	333,612	1,217,975	(1,236,217)	(31,970)	401,643
Exercise of stock options and release of nonvested shares	45	18	—	(95)	—	(32)
Net tax effect of options exercised and release of nonvested shares	—	(232)	—	—	—	(232)
Stock-based compensation	—	2,954	—	—	—	2,954
Dividends paid ($0.225 per share)	—	—	(14,356)	—	—	(14,356)
Treasury stock issued	—	(118)	—	236	—	118
Comprehensive income:
Net income	—	—	38,000	—	—	38,000
Adjustment to pension liability (net of tax expense of $1,242)	—	—	—	—	1,860	1,860
Foreign currency translation adjustment	—	—	—	—	(179)	(179)

Total comprehensive income						39,681

Balance at September 30, 2010	$118,288	$336,234	$1,241,619	$(1,236,076)	$(30,289)	$429,776

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

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

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

Note B – Recent Accounting Pronouncements

In the fourth quarter of 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition - Multiple-Element Arrangements, (ASC Subtopic 605-25). ASC Subtopic 605-25 provides principles for allocation of consideration among multiple-elements in an arrangement, allowing more flexibility in identifying and accounting for revenue from separate deliverables under an arrangement. ASC Subtopic 605-25 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt ASC Subtopic 605-25 in the first quarter of 2011. The adoption of ASC Subtopic 605-25 will not have a material effect on our consolidated financial statements.

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

Note C – Acquisition

On August 31, 2010, we acquired Information Arts (UK) Limited (Information Arts). Based in the United Kingdom, Information Arts is a provider of data-driven marketing insight to business-to-business marketers across Europe – and increasingly across the globe. Information Arts delivers data to improve multichannel marketing effectiveness. This insight is derived from profiling, segmentation, modeling and other analytics, and drives engagements that include marketing data management, data hygiene, data acquisition and data planning. Information Arts and Harte-Hanks’ other marketing offerings in Europe are being combined to deliver multichannel Demand Center solutions - integrated lead generation and lead management programs. Goodwill of $13.0 million has been preliminarily recognized in this transaction, pending the finalization of valuation of acquired assets and liabilities. All of the recognized goodwill has been assigned to the Direct Marketing segment. The operating results of this acquisition have been included in the accompanying Consolidated Financial Statements from the date of the acquisition. This acquisition is not expected to have a material impact on our results of operations for 2010.

Note D – Income Taxes

Our third quarter 2010 income tax provision of $8.7 million resulted in an effective income tax rate of 38.7%. Our income tax provision of $24.5 million for the first nine months of 2010 resulted in an effective income tax rate of 39.2%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2010. The effective income tax rate calculated for the third quarter and first nine months of 2010 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2005. For U.S. federal returns, we are no longer subject to tax examinations for the years prior to 2007.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a reconciliation of the change in unrecognized tax benefits, excluding the effect of related penalties and interest and the federal effect of state unrecognized tax benefits (in thousands):

Balance at January 1, 2010	$1,513
Additions for current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	(737)
Lapse of statute	(100)
Settlements	—

Balance at September 30, 2010	$676

Included in the balance of unrecognized tax benefits as of September 30, 2010 are $0.6 million of federally effected tax benefits that, if recognized, would impact the effective tax rate. We anticipate that it is reasonably possible that we will have a reduction in the liability related to filing positions in the range of $0.4 million to $0.7 million within the next twelve months as a result of lapsing statutes.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Operations. We had approximately $1.3 million and $1.2 million of interest and penalties accrued at September 30, 2010 and December 31, 2009, respectively.

Note E – Stock-Based Compensation

We recognized $1.0 million and $1.6 million of stock-based compensation during the three months ended September 30, 2010 and 2009, respectively. We recognized $3.0 million and $3.1 million of stock-based compensation during the nine months ended September 30, 2010 and 2009, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2010, which is consistent with the timing of previous annual grants. We did not have any significant stock-based compensation activity in the third quarter of 2010.

Note F – New Credit Facility

On August 12, 2010, we entered into a new three-year $70 million revolving credit facility (2010 Revolving Credit Facility) with Bank of America, N.A., as Administrative Agent. The 2010 Revolving Credit Facility replaced our $125 million Revolving Credit Facility, under which we had no borrowings as of August 12, 2010. The 2010 Revolving Credit Facility did not replace, and is in addition to, our existing $200 million 2006 Term Loan Facility and our existing $100 million 2008 Term Loan Facility. We plan to utilize the availability under the 2010 Revolving Credit Facility for general corporate purposes. As of September 30, 2010 we had $206.5 million of debt outstanding under our credit facilities.

Note G – Interest Rate Risk

We assess interest rate risk by regularly identifying and monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Prior to September 30, 2009, we used a derivative instrument to manage the risk of changes in prevailing interest rates adversely affecting future cash flows associated with our credit facilities. The derivative instrument used to manage such risk was an interest rate swap, as discussed further below. Our only interest rate swap matured on September 30, 2009. We have not entered into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

As noted above, in September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changed the variable rate cash flow exposure on the $150.0 million notional amount to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we received London Interbank Offered Rate (LIBOR) based variable interest rate payments and made fixed interest rate payments, thereby creating fixed rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 Revolving Credit Facility and 2006 Term Loan Facility. As such, we reported the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value was determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). This swap agreement ended on September 30, 2009 and is no longer recorded on our Consolidated Balance Sheet. We reclassified into earnings losses of $1.7 million for the three months ended September 30, 2009, which were related to the swap and previously reported in other comprehensive loss. We reclassified into earnings losses of $4.9 million for the nine months ended September 30, 2009, which were related to the swap and previously reported in other comprehensive loss.

The following table presents the impact of our derivative instrument on the Consolidated Statements of Operations for the three months ended September 30:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
In thousands	2010	2009		2010	2009
Derivatives in Cash Flow
Hedging Relationships
Interest rate swap	$—	$31	Interest expense	$—	$1,675

Total	$—	$31		$—	$1,675

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table presents the impact of our derivative instrument on the Consolidated Statements of Operations for the nine months ended September 30:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
In thousands	2010	2009		2010	2009
Derivatives in Cash Flow
Hedging Relationships
Interest rate swap	$—	$355	Interest expense	$—	$4,857

Total	$—	$355		$—	$4,857

Note H – Fair Value of Financial Instruments

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

The carrying values and estimated fair values of our outstanding debt were as follows:

	September 30, 2010		December 31, 2009
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$206,500	$203,301	$239,688	$230,555

The estimated fair values were calculated using current rates proposed to us by our bankers for debt of the same remaining maturity and characteristics.

Note I – Earnings Per Share

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

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2010	2009

BASIC EPS
Net Income	$13,815	$14,050

Weighted-average common shares outstanding used in earnings per share computations	63,622	63,570

Earnings per common share	$0.22	$0.22

DILUTED EPS
Net Income	$13,815	$14,050

Shares used in diluted earnings per share computations	64,076	64,108

Earnings per common share	$0.22	$0.22

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,622	63,570
Weighted-average common equivalent shares - dilutive effect of stock options and awards	454	538

Shares used in diluted earnings per share computations	64,076	64,108

6.1 million and 5.5 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2010 and 2009, respectively.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
In thousands, except per share amounts	2010	2009
BASIC EPS
Net Income	$38,000	$34,223

Weighted-average common shares outstanding used in earnings per share computations	63,612	63,550

Earnings per common share	$0.60	$0.54

DILUTED EPS
Net Income	$38,000	$34,223

Shares used in diluted earnings per share computations	64,119	63,813

Earnings per common share	$0.59	$0.54

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,612	63,550
Weighted-average common equivalent shares - dilutive effect of stock options and awards	507	263

Shares used in diluted earnings per share computations	64,119	63,813

6.1 million and 6.8 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2010 and 2009, respectively.

Note J – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Information about the operations of our two business segments follows:

	Three Months Ended September 30,
In thousands	2010	2009
Operating revenues
Direct Marketing	$151,104	$140,816
Shoppers	65,641	68,502

Total operating revenues	$216,745	$209,318

Operating income
Direct Marketing	$22,993	$23,948
Shoppers	5,272	3,328
Corporate Activities	(3,210)	(3,363)

Total operating income	$25,055	$23,913

Income before income taxes
Operating income	$25,055	$23,913
Interest expense	(705)	(2,456)
Interest income	69	55
Other, net	(1,865)	(457)

Total income before income taxes	$22,554	$21,055

	Nine Months Ended September 30,
In thousands	2010	2009
Operating revenues
Direct Marketing	$426,525	$432,978
Shoppers	198,008	209,676

Total operating revenues	$624,533	$642,654

Operating income
Direct Marketing	$59,845	$67,880
Shoppers	14,715	4,016
Corporate Activities	(8,616)	(9,293)

Total operating income	$65,944	$62,603

Income before income taxes
Operating income	$65,944	$62,603
Interest expense	(2,102)	(7,447)
Interest income	136	145
Other, net	(1,506)	(2,159)

Total income before income taxes	$62,472	$53,142

Note K – Components of Net Periodic Pension Benefit Cost

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands	2010	2009

Service cost	$85	$137
Interest cost	1,996	2,038
Expected return on plan assets	(1,541)	(1,401)
Amortization of prior service cost	14	14
Transition obligation	—	3
Recognized actuarial loss	1,020	1,436

Net periodic benefit cost	$1,574	$2,227

	Nine Months Ended September 30,
In thousands	2010	2009

Service cost	$256	$411
Interest cost	5,987	6,114
Expected return on plan assets	(4,623)	(4,202)
Amortization of prior service cost	41	41
Transition obligation	—	8
Recognized actuarial loss	3,061	4,308

Net periodic benefit cost	$4,722	$6,680

We plan to make total contributions of approximately $6.9 million to our frozen pension plan in 2010 in order to obtain the Pension Protection Act of 2006 full funding limit exemption. We made contributions of $0.8 million in the second quarter of 2010 and $5.3 million in the third quarter of 2010. We plan to make another contribution of $0.8 million in the fourth quarter of 2010. We are not required to make and do not intend to make any contributions to our unfunded pension plan in 2010 other than to the extent needed to cover benefit payments.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Note L – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended September 30,
In thousands	2010	2009

Net income	$13,815	$14,050
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $414 in 2010 and $581 in 2009)	620	870
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $657 in 2009)	—	988
Foreign currency translation adjustment	2,860	575

Total comprehensive income	$17,295	$16,483

	Nine Months Ended September 30,
In thousands	2010	2009

Net income	$38,000	$34,223
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $1,242 in 2010 and $1,743 in 2009)	1,860	2,612
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $1,799 in 2009)	—	2,703
Foreign currency translation adjustment	(179)	2,629

Total comprehensive income	$39,681	$42,167

Note M – Goodwill

As of September 30, 2010 and December 31, 2009, we had goodwill of $565.9 million and $552.9 million, respectively. Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired. Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance. We perform our annual goodwill impairment assessment as of November 30th of each year.

Due to the continued uncertainty in the overall economic climate, we reviewed the significant assumptions in our goodwill analysis during the third quarter of 2010 in order to determine if it was more likely than not that our reporting units’ fair values were less than their carrying values. The analyses focused on our current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing our reporting units’ fair values. Based on these analyses, we determined that we did not have any triggering events requiring us to perform a goodwill assessment during the three months ended September 30, 2010.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Note N – Litigation Contingencies

On January 25, 2010, Harte-Hanks Shoppers, Inc. (Shoppers), a California corporation and a subsidiary of Harte-Hanks, Inc. (Harte-Hanks), reached an agreement in principle with Shoppers employee Frank Gattuso and former employee Ernest Sigala, individually and on behalf of a certified class, to settle and resolve a previously disclosed class action lawsuit filed in 2001. The lawsuit, including the class period, is described further below. Under the terms of the agreement in principle, Shoppers, without any admission of liability, agreed (subject to certain conditions) that it will pay to the class settlement fund a total of $7.0 million. The agreement in principle is subject to the entry of an order of the trial court granting preliminary approval and, following notice to class members, final approval of the settlement and providing for the dismissal of the lawsuit with prejudice against all class members. The parties have agreed in principle to promptly negotiate, sign and submit a formal, binding stipulation of settlement to the trial court to resolve this matter. Pursuant to the agreement in principle, in return for the above consideration, each member of the class, including Gattuso and Sigala, will release all claims against Shoppers and its affiliates that in any way arose from or related to the matters which were the subject of, or could have been the subject of, the claims alleged in the class action lawsuit.

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

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including with regard to the negative performance trends in our Shoppers business and the adverse impact of continuing economic uncertainty in the United States and other economies on the marketing expenditures and activities of our Direct Marketing clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes.

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our third quarter 2010 earnings release issued on October 28, 2010. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Revenues from the Direct Marketing segment represented approximately 70% and 68% of our total revenue for the three months and nine months ended September 30, 2010, respectively.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by mail to households and businesses in a particular geographic area. Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow. Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers business also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. These sites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites®. PowerSites are templated websites for our customers, optimized to help small and medium sized business owners establish a web presence and improve their lead generation.

At September 30, 2010, our Shoppers were zoned into more than 950 separate editions with total circulation of approximately 11.5 million in California and Florida each week. As a result of the difficult economic environment in California and Florida, we curtailed more than 1.4 million of unprofitable or marginal circulation in 2008 and 2009. This consisted of circulations of approximately 850,000 in California and 550,000 in Florida. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Revenues from the Shoppers segment represented approximately 30% and 32% of our total revenue for the three months and nine months ended September 30, 2010, respectively.

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

Our businesses continued to face challenging economic environments in the first nine months of 2010, which negatively impacted our financial performance. Marketing budgets are often more discretionary in nature, and are easier to reduce in the short-term than other expenses in response to weak economic conditions. Difficult economic conditions and consolidation and bankruptcies of customers and prospective customers in the industry verticals that we serve have resulted in pricing pressures and in reduced demand for our products and services.

Direct Marketing revenues are dependent on, among other things, national, regional and international economic and business conditions. While we did see revenue growth in our Direct Marketing business in the third quarter of 2010, economic conditions remain difficult both in the United States and internationally.

Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California and Florida in which we operate. Such expenditures are substantially affected by the strength of the local economies in those markets. During the first nine months of 2010, the negative trends and economic conditions that we have experienced since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread across virtually all categories.

Although economic uncertainty remains, and we believe that the remainder of 2010 will continue to be challenging, we have seen improvement in both businesses over the last few quarters. Due to the structural changes we have made across our entire company, we believe that we are well positioned for an improved economic environment.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands, except	Three months ended			Nine months ended
per share amounts	Sept. 30, 2010	Sept. 30, 2009	Change	Sept. 30, 2010	Sept. 30, 2009	Change

Revenues	$216,745	$209,318	3.5%	$624,533	$642,654	-2.8%
Operating expenses	191,690	185,405	3.4%	558,589	580,051	-3.7%

Operating income	$25,055	$23,913	4.8%	$65,944	$62,603	5.3%

Net income	$13,815	$14,050	-1.7%	$38,000	$34,223	11.0%

Diluted earnings per share	$0.22	$0.22	0.0%	$0.59	$0.54	9.3%

3rd Quarter 2010 vs. 3rd Quarter 2009

Revenues

Consolidated revenues increased 3.5%, to $216.7 million, and operating income increased 4.8% to $25.1 million in the third quarter of 2010 compared to the third quarter of 2009. Our overall results reflect increased revenues of $10.3 million, or 7.3%, from our Direct Marketing segment and decreased revenues of $2.9 million, or 4.2%, from our Shoppers segment. A significant portion of the overall revenue growth was attributable to a large, one-time project for an existing Direct Marketing customer that started in the third quarter of 2010. This project is expected to be completed early in the fourth quarter of 2010. The August 31, 2010 acquisition of Information Arts also contributed slightly to Direct Marketing’s third quarter revenue growth. Direct Marketing experienced increased revenues from our pharma/healthcare, retail, select and high-tech verticals, which were partially offset by decreased revenues from our financial vertical market. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in many revenue categories.

Operating Expenses

Overall operating expenses increased 3.4%, to $191.7 million, in the third quarter of 2010 compared to the third quarter of 2009. The overall increase in operating expenses was driven by increased operating expenses in Direct Marketing of $11.2 million, or 9.6%, partially offset by decreased operating expenses in Shoppers of $4.8 million, or 7.4%, and a decrease in general corporate expense of $0.2 million, or 4.5%. The large, one-time project described above and the August 31, 2010, acquisition of Information Arts contributed to the third quarter increase in Direct Marketing operating expenses. The remaining increase at Direct Marketing was primarily due to higher mail supply chain costs, increased outsourced costs resulting from increased outsourced volumes, increased headcounts to support revenues, and increased incentive compensation. The decrease at Shoppers was primarily due to lower payroll expenses as a result of headcount reductions, a non-recurring postal incentive rebate, and decreased paper costs. The decrease in general corporate expense was driven by lower pension expense resulting from the increase in the market values of our pension plan assets during the calendar year 2009.

Net Income/Earnings Per Share

Net income decreased 1.7%, to $13.8 million, and diluted earnings per share were flat, at $0.22 per share, in the third quarter of 2010 when compared to the third quarter of 2009. The decrease in net income was a result of decreased operating income from Direct Marketing, changes in net foreign currency transaction gains and losses, and a higher effective tax rate. This decrease was partially offset by increased operating income from Shoppers and less interest expense.

First Nine Months 2010 vs. First Nine Months 2009

Revenues

Consolidated revenues decreased 2.8%, to $624.5 million, while operating income increased 5.3% to $65.9 million in the first nine months of 2010 compared to the first nine months of 2009. Our overall results reflect decreased revenues of $11.7 million, or 5.6%, from our Shoppers segment and $6.5 million, or 1.5%, from our Direct Marketing segment. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in Shoppers revenues was the result of decreased sales in established markets, including declines in most revenue categories, and curtailment of circulation of approximately 700,000 addresses in February of 2009. On a comparable circulation basis, Shoppers revenues decreased approximately 5.3%. Direct Marketing experienced revenue declines from our high-tech and financial vertical markets, which were partially offset by increased revenues from our pharma/healthcare and select vertical markets. Direct Marketing revenues were helped by the one-time project described previously. While these results are mixed, the overall Direct Marketing results reflect the continued effects of the difficult economic environment on our Direct Marketing business.

Operating Expenses

Overall operating expenses decreased 3.7%, to $558.6 million, in the first nine months of 2010 compared to the first nine months of 2009. The overall decrease in operating expenses was driven by decreased operating expenses in Shoppers of $22.4 million, or 10.9%, and decreased general corporate expense of $0.7 million, or 7.3%, partially offset by increased operating expenses in Direct Marketing of $1.6 million, or 0.4%. The decrease at Shoppers was primarily due to lower payroll expenses as a result of headcount reductions, decreased postage costs as a result of a non-recurring postal incentive rebate, and a decline in distribution volumes, and decreased facility lease costs as a result of a lease write-off in the first quarter of 2009 related to consolidations and circulation curtailments. The decrease in general corporate expense was driven by lower pension expense resulting from the increase in the market values of our pension plan assets during the calendar year 2009. The Direct Marketing increase was primarily due to the one-time project described previously, increased outsourced costs resulting from increased outsourced volumes, and higher mail supply chain costs on higher transportation volumes.

Net Income/Earnings Per Share

Net income increased 11.0%, to $38.0 million, and diluted earnings per share increased 9.3%, to $0.59 per share, in the first nine months of 2010 when compared to the first nine months of 2009. The increase in net income was a result of increased operating income from Shoppers and less interest expense. This increase was partially offset by decreased operating income from Direct Marketing and a higher effective tax rate.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Nine months ended
In thousands	Sept. 30, 2010	Sept. 30, 2009	Change	Sept. 30, 2010	Sept. 30, 2009	Change

Revenues	$151,104	$140,816	7.3%	$426,525	$432,978	-1.5%
Operating expenses	128,111	116,868	9.6%	366,680	365,098	0.4%

Operating income	$22,993	$23,948	-4.0%	$59,845	$67,880	-11.8%

3rd Quarter 2010 vs. 3rd Quarter 2009

Revenues

Direct Marketing revenues increased $10.3 million, or 7.3%, in the third quarter of 2010 compared to the third quarter of 2009. These results reflect an increase of over 40% from our pharma/healthcare vertical compared to the third quarter of 2009. The growth in the pharma/healthcare vertical was helped by a large, one-time project for a customer that accounted for about 60% of the revenue increase. This project is expected to be completed early in the fourth quarter of 2010. Our retail vertical experienced revenue growth in the high single digits (as a percentage), our select vertical grew in the mid single digits, and our high-tech vertical was up in the low single digits. Our financial vertical declined in the mid single digits. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. The August 31, 2010, acquisition of Information Arts also contributed slightly to the third quarter revenue growth.

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

Operating Expenses

Operating expenses increased $11.2 million, or 9.6%, in the third quarter of 2010 compared to the third quarter of 2009. The one-time project described above contributed to this increase. The August 31, 2010 acquisition of Information Arts also contributed slightly to the third quarter increase in operating expenses. Labor costs increased $3.3 million, or 5.4%, due to increased headcounts to support revenues, increased incentive compensation, increased commissions and higher stock-based compensation. These increases were partially offset by lower severance costs and decreased healthcare expense. Production and distribution costs increased $7.0 million, or 17.5%, due to increased outsourced costs resulting from increased outsourced volumes and higher mail supply chain costs on higher transportation volumes. This increase was partially offset by decreased lease expense due to prior year facility consolidations. General and administrative expense increased $1.8 million, or 19.4%, due primarily to an increase in facility costs, outside sales commissions, bad debt expense, travel, and employee recruiting. Depreciation and software amortization expense decreased $0.8 million, or 16.1%, due to decreased capital expenditures over the last few years. Intangible asset amortization decreased $0.1 million, or 71.3%, as certain intangible assets became fully amortized.

Direct Marketing’s largest cost components are labor, outsourced costs and mail supply chain costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Mail supply chain costs have increased significantly in 2010, contributing to the overall increase in operating expenses. Future changes in mail supply chain costs will continue to impact Direct Marketing’s total production costs and total operating expenses, and may have an impact on future demand for our supply chain management.

First Nine Months 2010 vs. First Nine Months 2009

Revenues

Direct Marketing revenues decreased $6.5 million, or 1.5%, in the first nine months of 2010 compared to the first nine months of 2009. These results reflect a rate of revenue decline (as a percentage) in the high single digits from our high-tech vertical and a decline in the low single digits from our financial vertical. Our retail vertical was flat, while our pharma/healthcare and select verticals both increased in the low single digits. The growth in the pharma/healthcare vertical was helped by the one-time project described previously. While the results from our verticals are mixed, the overall results reflect the effects of the difficult economic environment, including reduced volumes and price reductions, on our Direct Marketing business during the first nine months of 2010.

Operating Expenses

Operating expenses increased $1.6 million, or 0.4%, in the first nine months of 2010 compared to the first nine months of 2009. The one-time project described previously contributed to this increase. Labor costs decreased $6.8 million, or 3.4%, due to lower average headcount, decreased severance and decreased healthcare expense. Production and distribution costs increased $8.9 million, or 7.4%, due to increased outsourced costs resulting from increased outsourced volumes, and higher mail supply chain costs on higher transportation volumes. This increase was partially offset by decreased lease expense due to prior year facility consolidations. General administrative expense increased $3.1 million, or 10.4%, due primarily to an increase in travel, employee recruiting, facilities costs, bad debt expense, and non income-based taxes. Depreciation and software amortization expense decreased $3.2 million, or 20.4%, due to decreased capital expenditures over the last few years. Intangible asset amortization decreased $0.4 million, or 71.3%, as certain intangible assets became fully amortized.

Shoppers

	Three months ended			Nine months ended
In thousands	Sept. 30, 2010	Sept. 30, 2009	Change	Sept. 30, 2010	Sept. 30, 2009	Change

Revenues	$65,641	$68,502	-4.2%	$198,008	$209,676	-5.6%
Operating expenses	60,369	65,174	-7.4%	183,293	205,660	-10.9%

Operating income	$5,272	$3,328	58.4%	$14,715	$4,016	266.4%

3rd Quarter 2010 vs. 3rd Quarter 2009

Revenues

Shoppers revenues decreased $2.9 million, or 4.2%, in the third quarter of 2010 compared to the third quarter of 2009. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories. Our services, automotive and communications sectors showed revenue improvement during the quarter while our real estate and consumer spending categories declined. At September 30, 2010, our Shoppers circulation reached approximately 11.5 million addresses each week. We curtailed a significant portion of our circulation from 2007 through the first quarter of 2009. While we have not made any significant changes to our circulation since February of 2009, we continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Future revenue performance will depend on, among other factors, the overall strength of the California and Florida economies, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Operating expenses decreased $4.8 million, or 7.4%, in the third quarter of 2010 compared to the third quarter of 2009. Total labor costs decreased $2.3 million, or 10.3%, as a result of reductions in our Shoppers workforce due to plant consolidations, administrative staff reductions, lower variable payroll costs from lower ad sales and volumes, lower stock-based compensation and decreased healthcare expense. Total production costs decreased $2.6 million, or 7.1%, due primarily to decreased postage costs as a result of a non-recurring postal incentive rebate received in the third quarter of 2010 and a decline in distribution volumes, and decreased paper costs resulting from lower paper rates and declines in volumes. Total general and administrative costs increased $0.5 million, or 9.6%, due primarily to increased workers compensation insurance expense and increased programming expenses related to PennysaverUSA.com and PowerSites. Depreciation and software amortization expense decreased $0.2 million, or 15.1%, due to decreased capital expenditures in the last few years. Intangible asset amortization decreased $0.1 million, or 42.8%, as certain intangible assets became fully amortized.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Shoppers realized a positive effect on labor costs in the third quarter of 2010 due to headcount reductions as a result of plant consolidations, overall administrative staff reductions, and the circulation reductions in 2008 and 2009. Standard postage rates have increased in recent years, and increased again in May 2009. Shoppers’ postage rates increased by approximately 1.4% as a result of the May 2009 rate increase. In July 2010, the U.S. Postal Service proposed an exigent price increase to go into effect in January 2011 by an average of 5.6%. In September 2010, the Postal Regulatory Commission denied the proposal in its entirety. At this point we believe the next postal rate increase will likely occur in May 2011 and will be capped at the consumer price index level in accordance with the legal regulations in effect at this time. Any future changes in postage rates will affect Shoppers’ production costs. The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access. We do not believe the proposed changes will have a material impact on our Shoppers business. Shoppers’ newsprint prices decreased in the first half of 2010, contributing to the decrease in Shoppers paper costs. Newsprint prices increased in the third quarter of 2010 and are expected to continue to increase in the fourth quarter of 2010. Any future changes in newsprint prices will affect Shoppers’ production costs.

First Nine Months 2010 vs. First Nine Months 2009

Revenues

Shoppers revenues decreased $11.7 million, or 5.6%, in the first nine months of 2010 compared to the first nine months of 2009. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories, and curtailment of circulation of approximately 700,000 addresses in February of 2009. Our communications sectors showed revenue improvement, while our real estate, consumer spending and automotive categories declined. The net impact of this circulation curtailment was a reduction in Shoppers revenues of $0.5 million in the first nine months of 2010 compared to the first nine months of 2009. On a comparable circulation basis, Shoppers revenues decreased approximately 5.3%.

Operating Expenses

Operating expenses decreased $22.4 million, or 10.9%, in the first nine months of 2010 compared to the first nine months of 2009. At the end of the first quarter of 2009, we completed the consolidation of our two Florida production facilities into one facility. We incurred approximately $2.0 million in costs in the first quarter of 2009 related to this action. The 2009 savings from this consolidation was offset by the 2009 first quarter charges. Excluding these costs, operating expenses decreased $20.4 million, or 10.0%. Total labor costs decreased $10.0 million, or 14.0%, as a result of reductions in our Shoppers workforce due to plant consolidations, administrative staff reductions, lower variable payroll costs from lower ad sales and volumes, and lower healthcare costs and lower severance costs. Total production costs decreased $10.1 million, or 8.9%, due primarily to decreased postage costs as a result of a non-recurring postal incentive rebate received in the third quarter of 2010 and a decline in distribution volumes, and decreased facility lease costs as a result of a lease write-off in the first quarter of 2009 related to consolidations and circulation curtailments. Total general and administrative costs decreased $0.2 million, or 1.4%, due primarily to decreased promotion-related expense, decreased facilities costs, decreased legal fees and decreased bad debt expense. Depreciation and software amortization expense decreased $1.9 million, or 30.6%, due to an accelerated depreciation charge in the first quarter of 2009 related to the Florida facility consolidation, and decreased capital expenditures in the last few years. Intangible asset amortization decreased $0.2 million, or 25.3%, as certain intangible assets became fully amortized.

General Corporate Expense

General corporate expense decreased $0.2 million, or 4.5%, in the third quarter of 2010 and $0.7 million, or 7.3%, in the first nine months of 2010 compared to the same periods in 2009. These decreases were due primarily to decreases in pension expense resulting from the increase in the market values of our pension plan assets during the calendar year 2009.

Interest Expense

Interest expense decreased $1.8 million, or 71.3%, in the third quarter of 2010, and $5.3 million, or 71.8% in the first nine months of 2010 compared to the same periods in 2009. These decreases are primarily due to lower interest rates as a result of the expiration of our interest rate swap on September 30, 2009. Also contributing to these decreases were lower outstanding debt levels during the third quarter and first nine months of 2010 compared to the same periods in 2009.

Interest Income

Interest income was up slightly in the third quarter of 2010 and down slightly during the first nine months of 2010 compared to the same periods in 2009 as lower interest rates offset the increase in average cash and cash equivalents.

Other Income and Expense

Other expense, net, increased $1.4 million, or 308.1%, in the third quarter of 2010 compared to the third quarter of 2009. Other expense, net, decreased $0.7 million, or 30.2%, in the first nine months of 2010 compared to the first nine months of 2009. These changes were primarily due to changes in net foreign currency transaction gains and losses.

Income Taxes

Income tax expense increased $1.7 million in the third quarter of 2010, and $5.6 million in the first nine months of 2010 compared to the same periods in 2009. Our effective tax rate was 38.7% for the third quarter of 2010, increasing from 33.3% for the third quarter of 2009. Our effective tax rate was 39.2% for the first nine months of 2010, increasing from 35.6% for the first nine months of 2009. The increase in the effective tax rate is primarily due to an increase in our state income tax. This increase resulted from a reduction of a tax accrual in the third quarter of 2009 based upon a settlement reached with the respective taxing authority in the third quarter of 2009.

Economic Climate and Impact on our Financial Statements

The current economic climate has had a negative impact on our operations and cash flows for the three months and nine months ended September 30, 2010, and our financial position at September 30, 2010. We cannot predict the timing, strength or duration of the current difficult economic environment or any subsequent improvement. If the economic climate and markets we serve deteriorate, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2010, cash and cash equivalents were $76.3 million, decreasing $10.3 million from December 31, 2009. This net decrease was a result of net cash provided by operating activities of $62.7 million, offset by cash used in investing activities of $25.4 million and net cash used in financing activities of $47.5 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 was $62.7 million, compared to $94.6 million for the nine months ended September 30, 2009. The $31.9 million year-over-year decrease was primarily attributable to changes within working capital assets and liabilities.

For the nine months ended September 30, 2010, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

An increase in accounts receivable attributable to higher revenue in September 2010 than in December 2009, and an increase in days sales outstanding at September 30, 2010 compared December 31, 2009. Days sales outstanding of approximately 63 days at September 30, 2010 increased from 57 days at September 30, 2009 and 59 days at December 31, 2009;

•	An increase in inventory due to holding higher levels of newsprint inventory in advance of expected increases in newsprint prices.

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	An increase in accounts payable due to higher production and distribution costs in the third quarter of 2010 than in the fourth quarter of 2009; and

•	A decrease in income taxes payable due to the timing of tax payments.

Investing Activities

Net cash used in investing activities was $25.4 million for the nine months ended September 30, 2010, compared to $7.3 million for the nine months ended September 30, 2009. The difference is primarily the result of the August acquisition of Information Arts and higher capital expenditures in the first nine months of 2010 than in the first nine months of 2009.

Financing Activities

Net cash outflows from financing activities were $47.5 million for the nine months ended September 30, 2010, compared to net cash outflows of $35.2 million for the nine months ended September 30, 2009. The difference is attributable primarily to $11.8 million more debt repayments in the first nine months of 2010 than in the first nine months of 2009.

Credit Facilities

On August 12, 2010, we entered into a new three-year $70 million term loan facility, which includes a $25 million letter of credit sub-facility and a $5 million swingline loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent. The 2010 Revolving Credit Facility also permits us to request up to a $25 million increase in the amount of the facility. The 2010 Revolving Credit Facility matures on August 12, 2013. We intend to utilize the availability under the 2010 Revolving Credit Facility for general corporate purposes. The 2010 Revolving Credit Facility replaces the five-year $125 million revolving credit facility which we entered into on August 12, 2005, under which we had no borrowings as of August 12, 2010. The 2010 Revolving Credit Facility will not replace, and is in addition to, the $200 million term loan facility which we entered into on September 6, 2006 (2006 Term Loan Facility) and the $100 million term loan facility which we entered into on March 7, 2008 (2008 Term Loan Facility).

For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either:

•	the LIBOR rate for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which spread ranges from 2.25% to 3.00% per annum; or

•

the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the Eurodollar Rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which spread ranges from 1.25% to 2.00% per annum.

There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility. The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect.

In addition, there is a letter of credit fee with respect to outstanding letters of credit. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.

We may elect to prepay the 2010 Revolving Credit Facility at any time.

Under the 2010 Revolving Credit Facility, we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The 2010 Revolving Credit Facility also contains covenants restricting our and our subsidiaries’ ability to:

•	grant liens;

•	enter into certain merger or liquidation transactions;

•	enter into certain sale and leaseback transactions;

•	enter into certain transactions with affiliates; and

•	allow the total indebtedness of Harte-Hanks’ subsidiaries to exceed $20.0 million.

The 2010 Revolving Credit Facility also includes customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining Harte-Hanks’ corporate existence, payment of obligations, maintenance of properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.

The 2010 Revolving Credit Facility provides for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. Upon the occurrence of any such event of default, the Administrative Agent may terminate the commitment and declare the loans made under the Revolving Credit Facility immediately due and payable.

At September 30, 2010, we did not have any outstanding amounts drawn against our 2010 Revolving Credit Facility. At September 30, 2010 we had letters of credit totaling $12.8 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $57.2 million.

The 2006 Term Loan Facility has a maturity date of September 6, 2011. At September 30, 2010, our debt balance related to the 2006 Term Loan Facility was $126.8 million. The 2008 Term Loan Facility has a maturity date of March 7, 2012. At September 30, 2010, our debt balance related to the 2008 Term Loan Facility was $79.8 million.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of September 30, 2010, we were in compliance with all of the covenants of our credit facilities.

Outlook

We consider such factors as total cash and cash equivalents, current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities and financing activities when assessing our liquidity. Our primary sources of liquidity have been cash and cash equivalents on hand and cash generated from operating activities. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing and financing requirements as they arise. Capital resources are also available from and provided through our 2010 Revolving Credit Facility, subject to the terms and conditions of that facility.

The amount of cash on hand and borrowings available under our 2010 Revolving Credit Facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, working capital changes, capital expenditures, tax payments, share repurchases, pension plan contributions, acquisitions and dividends.

Developments in the financial markets have increased our exposure to the possible liquidity and credit risks of counterparties to our 2010 Revolving Credit Facility. As of September 30, 2010, we had $57.2 million of unused borrowing capacity under our 2010 Revolving Credit Facility, and we have not experienced any limitations to date on our ability to access this source of liquidity. At September 30, 2010, we had a cash balance of $76.3 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next 12 months. When the 2006 Term Loan Facility matures in September 2011, we will have to pay the final scheduled principal payment of $97.5 million. We plan to make this payment using a combination of cash on hand at that time and availability under the 2010 Revolving Credit Facility. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the United States and other economies. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective 30 day rate of 0.26% at September 30, 2010). The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013. At September 30, 2010, we did not have any debt outstanding under the 2010 Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At September 30, 2010, our debt balance related to the 2006 Term Loan Facility was $126.8 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At September 30, 2010, our debt balance related to the 2008 Term Loan Facility was $79.8 million. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt. This interest rate swap expired on September 30, 2009.

Assuming the actual level of borrowing throughout the third quarter and first nine months of 2010, and assuming a one percentage point change in the average interest rates, we estimate that our third quarter and first nine months of 2010 net income would have changed by approximately $0.3 million and $1.0 million, respectively. Due to our overall debt level and cash balance at September 30, 2010, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Statement of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions results in an adjustment to income, which is recorded in “Other, net” in our Statement of Operations. Transactions such as these amounted to $1.4 million and $0.5 million in pre-tax currency transaction losses in the third quarter and first nine months of 2010, respectively. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is set forth in Note N to the Notes to Unaudited Condensed Consolidated Financial Statements, Litigation Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

During the third quarter of 2010, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of September 30, 2010, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program. The maximum number of shares that may yet be purchased under this program was 10,475,491 at September 30, 2010.

Item 6.	Exhibits

See Index to Exhibits on Page 35.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 1, 2010	/S/ LARRY FRANKLIN
Date	Larry Franklin
President and Chief Executive Officer

November 1, 2010	/S/ DOUGLAS SHEPARD
Date	Douglas Shepard
Executive Vice President and Chief Financial Officer

November 1, 2010	/S/ JESSICA HUFF
Date	Jessica Huff
Vice President, Finance and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Revolving Credit Agreement dated as of August 12, 2010 between Harte-Hanks, Inc., each lender from time to time party hereto, and Bank of America, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Harte-Hanks Form 8-K, dated August 12, 2010).

10.2	First Amendment to Term Loan Agreement dated as of August 12, 2010 between Harte-Hanks, Inc., and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Harte-Hanks Form 8-K, dated August 12, 2010).

10.3	Second Amendment to Term Loan Agreement dated as of August 12, 2010 between Harte-Hanks, Inc., and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Harte-Hanks Form 8-K, dated August 12, 2010).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith