Form 10-K
period 2010-12-31
HARTE HANKS INC
filed 2011-03-02
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($10.45) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010), was approximately $442,228,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2011 was 63,678,809 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the Company’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

Harte-Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2010

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

Marketing remains under intense focus in many organizations. Many businesses have a chief-level executive charged with marketing who is charged with combining data, technology, channels and resources to demonstrate a return on marketing investment. This has led many businesses to use direct and targeted marketing, which offer accountability and measurability of marketing programs, allowing customer insight to be leveraged to create and accelerate value. Direct Marketing, which represented 70% of our total revenues in 2010, is a leader in the movement toward highly targeted, multichannel marketing. Our Shoppers business applies geographic targeting principles.

Harte-Hanks® is the successor to a newspaper business which began in Texas in the early 1920s by Houston Harte and Bernard Hanks. In 1972, Harte-Hanks went public and was listed on the New York Stock Exchange (NYSE). We became private in a leveraged buyout initiated by management in 1984. In 1993, we again went public and listed our common stock on the NYSE. In 1997, we sold all of our remaining traditional media operations (consisting of newspapers, television and radio companies) in order to focus all of our efforts on two business segments - Direct Marketing and Shoppers. See segment financial information in Note O Business Segments in the Notes to Consolidated Financial Statements.

Harte-Hanks provides public access to all reports filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the 1934 Act). These documents may be accessed free of charge on our website at http://www.harte-hanks.com. These documents are provided as soon as practical after they are filed with the SEC and may also be found at the SEC’s website at http://www.sec.gov. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and nominating and corporate governance committees. We will provide a printed copy of any of the aforementioned documents to any requesting stockholder.

DIRECT MARKETING

General

Our Direct Marketing services offer a wide variety of integrated, multichannel, data-driven solutions for top brands around the globe. We help our customers gain insight into their customers’ behaviors from their data and use that insight to create innovative multichannel marketing programs to deliver a return on marketing investment. We believe our customer’s success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers.

We offer a full complement of capabilities and resources to provide a broad range of marketing services and data management software, in media from direct mail to e-mail.

•	Agency & Creative Services. The Agency Inside Harte-Hanks® (The Agency) is a full-service, multichannel relationship marketing agency specializing in direct and digital communications. With strategy, creative and implementation services, we help marketers within targeted industries understand, identify, and engage prospects and customers in their channel of choice. The Agency’s mission is to deploy world-class, data-driven, multichannel relationship marketing programs that address each client’s acquisition, cross-selling, retention and loyalty needs.

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

•

Data Quality Software and Service Solutions with Trillium Software®. Our proprietary software has helped global customers more effectively analyze, enrich, cleanse and report on their product, financial and customer data as part of master data management, data governance, CRM, data warehousing and integration initiatives. With industry-leading Trillium Software System®, Global Locator™ geocoding product, and associated data governance services, business users can optimize data-based business processes and transactions, realize efficiencies, and enhance the accuracy of their master set of data-improving program results.

•

Digital Marketing and Social Networking Services. Our digital solutions integrate online services within the marketing mix and include: site development and design, social media marketing, e-mail marketing through our Postfuture® e-mail marketing solutions, e-commerce and interactive relationship management and a host of other services that support our core businesses.

•

Direct Mail and Supply Chain Management. As a full-service direct marketing provider and one of the largest mailing partners of the United States Postal Service (USPS®), our operational mandate is to ensure creativity and quality, provide an understanding of the options available in technologies and segmentation strategies and capitalize on economies of scale with our variety of execution options. Our services include advanced mail optimization, logistics and transportation optimization, tracking, commingling, shrink wrapping and specialized mailings. With facilities strategically placed nationwide, we are among the largest solo mailers in the country other than the U.S. government.

•

Fulfillment and Contact Centers. We deliver teleservices and fulfillment operations in both consumer and business-to-business markets. We operate teleservice workstations around the globe providing advanced contact center solutions such as: speech, chat, integrated voice response, e-mail, social cloud monitoring and web self-service. We also maintain fulfillment centers strategically located throughout the United States allowing our customers to distribute literature and other marketing materials, custom kitting services, print on demand, product recalls and obtain freight optimization.

•

Lead Generation. Our CI Technology Database™ tracks technology installations, business demographics and over 5 million key decision makers at more than 4.5 million business locations in twenty five countries in North America, Latin America, Europe and China. Our clients use the data to gain insight into their prospect’s and client’s technology buying cycles. Our Aberdeen Group is a provider of fact-based research to identify and educate technology buyers across numerous industries and product categories. Leading technology providers use Aberdeen’s proprietary research content for use in their demand creation programs, online marketing campaigns and Web-based sales and marketing tools.

Many of our client relationships start with an offering from the list above on an individual solution basis to the client or a combination of our offerings from across our portfolio of businesses. Multichannel marketing is communicating through different marketing solutions or channels in an integrated form to reach a consumer so it is easy for a consumer to buy in whatever manner the consumer chooses. During our client relationship we try to move our clients from marketing through multiple channels to multichannel marketing. Many of our new client relationships have started with a multichannel strategy as opposed to a single solution and management believes many of its clients will increase their multichannel strategy focus in the future.

In 2010, 2009 and 2008, Harte-Hanks Direct Marketing had revenues of $601.3 million, $586.0 million, and $732.7 million, respectively, which accounted for approximately 70%, 68%, and 68% of our total revenues, respectively.

Customers

Direct marketing services are marketed to specific industries or markets with services and software products tailored to each industry or market. We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications. We currently provide direct marketing services to the retail, high-tech/telecom, financial services and pharmaceutical/healthcare vertical markets, in addition to a range of selected markets. The largest Direct Marketing client, measured in revenue, comprised 7% of total Direct Marketing revenues in 2010 and 5% of our total revenues in 2010. The largest 25 clients, measured in revenue, comprised 43% of total Direct Marketing revenues in 2010 and 30% of our total revenues in 2010.

Sales and Marketing

Our national direct marketing sales force is organized around the five verticals we service: retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets. We also maintain product-specific sales forces and sales groups in North America, Europe, Australia, South America and Asia. Our sales forces, with industry-specific knowledge and experience, emphasize the cross-selling of a full range of direct marketing services and are supported by employees in each sector. The overall sales focus is to position Harte-Hanks as a marketing partner offering various services and solutions (including end-to-end) as required to meet our client’s targeted marketing needs.

Direct Marketing Facilities

Direct marketing services are provided at the following facilities, all of which are leased except as otherwise noted:

National Offices	Texarkana, Texas
Austin, Texas	Troy, Michigan
Baltimore, Maryland	Wilkes-Barre, Pennsylvania
Billerica, Massachusetts	Yardley, Pennsylvania
Boston, Massachusetts
Cincinnati, Ohio	International Offices
Deerfield Beach, Florida	Bristol, United Kingdom
East Bridgewater, Massachusetts	Buckinghamshire, United Kingdom
Fort Worth, Texas	Hasselt, Belgium – owned site
Fullerton, California	Les Ulis, France
Grand Prairie, Texas	Madrid, Spain
Jacksonville, Florida	Manila, Philippines
Lake Mary, Florida	Melbourne, Australia
Langhorne, Pennsylvania	São Paulo, Brazil
Linthicum Heights, Maryland	Stuttgart, Germany
New York, New York	Sydney, Australia
Ontario, California	Theale, United Kingdom
San Diego, California	Uxbridge, United Kingdom
Shawnee, Kansas

For more information please refer to Item 2, “ Properties”.

Competition

Our Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. Direct marketing is a dynamic business, subject to technological advancements, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services and an evolving competitive landscape. Our competition comes from numerous local, national and international direct marketing and advertising companies against whom we compete for individual projects, entire client relationships and marketing expenditures. Competitive factors in our industry include the quality and scope of services, technical and strategic expertise, the perceived value of the services provided, reputation and brand recognition. We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general. Failure to continually improve our current processes, advance and upgrade our technology applications, and to develop new products and services in a timely and cost-effective manner, could result in the loss of our clients or prospective clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth. Although we believe that our capabilities and breadth of services, combined with our national and worldwide production capability, industry focus and ability to offer a broad range of integrated services, enable us to compete effectively, our business results may be adversely impacted by competition. Please refer to Item 1A, “Risk Factors”, for additional information regarding risks related to competition.

Seasonality

Our Direct Marketing business is somewhat seasonal as revenues in the fourth quarter tend to be higher than revenues in other quarters during a given year. This increased revenue is a result of overall increased marketing activity prior to and during the holiday season, primarily related to our retail vertical.

SHOPPERS

General

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications (based on weekly circulation and revenues). Shoppers are weekly advertising publications distributed free by mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their areas of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides search-engine marketing, as well as online advertising and other services through our websites, PennySaverUSA.com™ and TheFlyer.com™. These sites serve as advertising portals, bringing buyers and sellers together through our online offerings, including local classifieds, business listings, coupons, special offers and PowerSites®. PowerSites are templated web sites for our customers, optimized to help small and medium sized business owners establish a web presence and improve their lead generation through call tracking. At December 31, 2010, we are publishing approximately 6,000 PowerSites weekly.

As of December 31, 2010, Shoppers delivered approximately 11.2 million shopper packages in five major markets each week covering the greater Los Angeles market, the greater San Diego market, Northern California, South Florida and the greater Tampa market. Our California publications account for approximately 80% of Shoppers weekly circulation.

As of December 31, 2010, Harte-Hanks published approximately 950 individual shopper editions each week, distributed to zones with circulation of approximately 12,000 in each zone. This allows single-location, local advertisers to saturate a single relevant geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique distribution system gives large and small advertisers alike a cost-effective way to reach their target markets. Our zoning capabilities and production technologies have enabled us to saturate and target areas in a number of ways, including geographic, demographic, lifestyle, behavioral and language, which we believe allows our advertisers to effectively target their customers.

In 2010, 2009, and 2008, Harte-Hanks Shoppers had revenues of $259.2 million, $274.2 million, and $350.1 million, respectively, accounting for approximately 30%, 32%, and 32% of our total revenues, respectively.

As a result of the difficult economic environments in California and Florida, we curtailed more than 1.4 million of circulation from July 2008 to February 2009. This consisted of approximately 850,000 of circulation in California and approximately 550,000 of circulation in Florida. We continue to evaluate our circulation performance and may make further circulation reductions in the future as part of our efforts to address local economic conditions in the California and Florida markets we serve.

Publications

The following table sets forth certain publication information with respect to Shoppers:

		December 31, 2010
Market	Publication Name	Weekly Circulation	Number of Zones
Greater Los Angeles	PennySaverUSA.com	5,120,900	458

Northern California	PennySaverUSA.com	2,275,400	189

Greater San Diego	PennySaverUSA.com	1,641,000	136

South Florida	TheFlyer.com	1,150,900	93

Greater Tampa	TheFlyer.com	1,026,400	72

Total		11,214,600	948

Our shopper publications contain classified and display advertising and are delivered by saturation mail. The typical shopper publication contains approximately 37 pages and is 7 by 10 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers, including “print and deliver” single-sheet inserts designed and printed by us, and coupon books, preprinted inserts, and four-color glossy flyers printed by third party printers. During 2010, we distributed approximately 4.9 billion insert pieces. In addition, our shoppers also provide advertising and other services online through our websites – PennySaverUSA.com and TheFlyer.com.

We have acquired, developed and applied innovative technology and customized equipment in the publication of our shoppers, contributing to our efficiency. A proprietary pagination system has made it possible for over a thousand weekly zoned editions to be designed, built and output direct-to-plate in a fully digital environment. Automating the production process saves on labor, newsprint, and overweight postage. This software also allows for better ad tracking, immediate checks on individual zone and ad status, and more on-time press starts with less manpower.

Customers

Shoppers serves both business and individual advertisers in a wide range of industries, including real estate, employment, automotive, retail, grocery, education, telecom, financial services, and a number of other industries. The largest client, measured in revenue, comprised 2% of Shoppers revenues in 2010 and 1% of our total revenues in 2010. The top 25 clients in terms of revenue comprised 22% of Shoppers revenues in 2010 and 7% of our total revenues in 2010.

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

Shoppers Facilities

Our shoppers are produced at owned or leased facilities in the markets they serve. At December 31, 2010, we had five production facilities – three in Southern California, one in Northern California, and one in Tampa, Florida – and approximately 13 sales offices.

For more information please refer to Item 2, “Properties”.

Competition

Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast, satellite and cable television, other shoppers, the internet, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Failure to continually improve our current processes, advance and upgrade our technology applications, and develop new products and services in a timely and cost-effective manner, could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services, and in geographic areas, could adversely affect our growth. We believe that our production systems and technology, which enable us to publish separate editions in narrowly targeted zones, our local ad content, and our integrated online offering allow us to compete effectively, particularly in large markets with high media fragmentation. However, our business results may be adversely impacted by competition. Please refer to Item 1A, “Risk Factors”, for additional information regarding risks related to competition.

Seasonality

Our Shoppers business has been somewhat seasonal in that revenues from the last two publication dates in December and the first two to three publication dates in January each year have been affected by a slowdown in advertising by businesses and individuals after the holidays. Historically, the second and third quarters have been the highest revenue quarters for our Shoppers business. As a result of the ongoing economic difficulties in California and Florida, our Shoppers revenues did not follow this general historical pattern in 2010, 2009 or 2008.

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

We are also subject to, or affected by, numerous domestic and foreign laws, regulations and industry standards that regulate direct marketing activities, including those that address privacy, data security and unsolicited marketing communications. Examples of some of these laws and regulations that may be applied to, or affect, our business or the businesses of our clients include the following:

•

Federal and state laws governing the use of the internet and regulating telemarketing, including the U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM), which regulates commercial email and requires that commercial emails give recipients an opt-out method. The Canadian Fighting Internet and Wireless Spam Act will apply in a comparable manner for our activities in Canada. Telemarketing activities are regulated by, among other requirements, the Federal Trade Commission’s Telemarketing Sales Rule (TSR), the Federal Communications Commission’s Telephone Consumer Protection Act (TCPA) and various state do-not-call laws.

•	The U.S. Department of Commerce’s proposed Dynamic Privacy Framework, which is intended to address consumer privacy fears relating to the use of personal information.

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

We cannot predict the scope of any new legislation, regulations or industry guidelines or how courts may interpret existing and new laws. Additionally, enforcement priorities by governmental authorities may change and also impact our business either directly or through requiring our customers to alter their practices. Compliance with regulations is costly and time-consuming for us and our clients, and we may encounter difficulties, delays or significant expenses in connection with our compliance. We may also be exposed to significant penalties, liabilities, reputational harm and loss of business in the event that we fail to comply with applicable regulations. There could be a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations, the issuance of judicial or governmental interpretations, enforcement priorities of governmental agencies or a change in customs arising from public concern over consumer privacy and data security issues.

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

EMPLOYEES

As of December 31, 2010, Harte-Hanks employed approximately 4,850 full-time employees and 300 part-time employees. Approximately 3,450 full-time and 75 part-time employees were in the Direct Marketing segment and 1,400 full-time and 225 part-time employees were in the Shoppers segment. A portion of our workforce is provided to us through staffing companies. None of the workforce is represented by labor unions. We consider our relations with our employees to be good.

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

Economic downturns and turmoil severely affect the marketing services industry. Throughout this recent recession, and in other previous economic downturns, our customers have responded, and may respond in the future, to weak economic conditions by reducing their marketing budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses. In addition, revenues from our Shoppers business are largely dependent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national, regional and international economies and business conditions. A lasting economic recession or anemic recovery in the United States economy and the other markets in which we operate, such as the recent recession and recovery, could have material adverse effects on our business, financial position or operating results. Similarly, there may be industry or company-specific factors that negatively impact our clients and prospective clients or their industries and result in reduced demand for our products and services, client bankruptcies or other collection difficulties and bankruptcy preference actions to recover certain amounts previously paid to us by our clients. We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information about the adverse impact on our financial performance of the ongoing difficult economic environment in the United States and other economies.

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

As a result of increasing public awareness and interest in individual privacy rights, data security and environmental and other concerns regarding unsolicited marketing communications, federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products. Examples include data encryption standards, data breach notification requirements, registration requirements, consumer choice and consent restrictions and increased penalties against offending parties, among others. We anticipate that additional proposals will continue to be introduced in the future, some of which may be adopted. In addition, our business may be affected by the impact of these restrictions on our clients and their marketing activities. These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications. For example, many states have considered implementing do not contact legislation that could impact our Direct Marketing and Shoppers businesses and the businesses of our clients and customers. In addition, continued public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

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

Pursuant to various federal, state, foreign and industry regulations, consumers have control as to how certain data regarding them is collected, used and shared for marketing purposes. If, due to privacy or security concerns, consumers exercise their ability to prevent such data collection, use or sharing, this may impair our ability to provide direct marketing to those consumers and limit our clients’ requirements for our services. Additionally, privacy and security concerns may limit consumers’ willingness to voluntarily provide data to our customers or marketing companies. Some of our services depend on voluntarily provided data and may be impaired without such data.

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

Our Shoppers and Direct Marketing services depend on the USPS to deliver products. Our shoppers are delivered by Standard Mail, and postage is the second largest expense, behind labor, in our Shoppers business. Standard postage rates have increased in recent years, most recently in May 2009, and rates remain subject to further increases. For example, in July 2010, the U.S. Postal Service proposed an exigent price increase to go into effect in January 2011 by an average of 5.6%. (The Postal Regulatory Commission denied the proposal in its entirety.) Under the Postal Accountability and Enhancement Act of 2006, the USPS can file for a rate increase in February of each year, and any increase will take effect the following April. Any such rate increase is capped at the average of the consumer price index from the previous December. At this point we believe the next postal rate increase will likely occur in April 2011 and will be less than 1%. Overall Shoppers postage costs will be affected by any future increases in postage rates. Postage rates also influence the demand for our Direct Marketing services even though the cost of mailings is typically borne by our clients and is not directly reflected in our revenues or expenses. Accordingly, future postal increases or disruptions in the operations of the USPS may have an adverse impact on us.

Our financial results could be negatively impacted by impairments of goodwill or other intangible assets with indefinite useful lives.

As of December 31, 2010, the net book value of our goodwill and other intangibles, represented approximately $581.4 million out of our total assets of $926.9 million. We test goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and on an interim date should factors or indicators become apparent that would require an interim test. A downward revision in the fair value of either of our reporting units or any of the other intangible assets could result in impairments and non-cash charges. Any such impairment charges could have a significant negative effect on our reported net income.

Scheduled debt maturities and liquidity

All of our $193.0 million outstanding debt is scheduled to mature over the next fifteen months. As of December 31, 2010 we had $86.0 million in cash and had $58.2 million of unused borrowing capacity under our 2010 Revolving Credit Facility. Depending on our ability to generate sufficient cash flow from operations, our overall liquidity and ability to make payments on our indebtedness may be adversely impacted, and we may be required to seek one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise debt or equity capital. We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms, if at all. In addition, our existing debt agreements contain restrictive covenants that may prohibit us from adopting one or more of these alternatives.

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

Interest rate movements in Europe and the United States can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents. Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically Eurodollar rates, due to their impact on interest related to our credit facilities. As of December 31, 2010, we had $193.0 million of debt outstanding, all of which was at variable interest rates. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates. We also have exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position or operating results.

Our international operations subject us to risks associated with operations outside the U.S.

Harte-Hanks Direct Marketing conducts business outside of the United States. During 2010, approximately 15.4% of Harte-Hanks Direct Marketing’s revenues and 10.7% of Harte-Hanks total revenues were derived from businesses outside the United States, primarily Europe, Asia and South America. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

•	social, economic and political instability;

•	changes in U.S. and foreign governmental legal requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	inflation;

•	the potential for nationalization of enterprises;

•	less favorable labor laws that may increase employment costs and decrease work force flexibility;

•	potentially adverse tax treatment;

•	less favorable foreign intellectual property laws that would make it more difficult to protect our intellectual properties from appropriation by competitors;

•	more onerous or differing data privacy and security requirements or other marketing regulations;

•	longer payment cycles for sales in foreign countries; and

•	the costs and difficulties of managing international operations.

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

Our headquarters are located in San Antonio, Texas, and we occupy approximately 8,000 square feet of leased premises at that location. Our business is conducted in facilities worldwide containing aggregate space of approximately 3.2 million square feet. Approximately 3.0 million square feet are held under leases, which expire at dates through 2020. The balance of the properties, used in our Southern California Shoppers operations and Hasselt, Belgium Direct Marketing operations, are owned.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note K, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE (symbol: HHS). The reported high and low quarterly sales price ranges for 2010 and 2009 were as follows:

	2010		2009
	High	Low	High	Low
First Quarter	13.30	10.25	7.98	4.50
Second Quarter	15.84	10.37	10.14	5.21
Third Quarter	11.90	9.60	14.22	8.31
Fourth Quarter	13.65	11.14	14.48	9.25

In 2010 and 2009, quarterly dividends were paid at the rate of 7.5 cents per share.

We currently plan to pay a quarterly dividend of 8.0 cents per common share in each of the quarters in 2011, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

As of January 31, 2011, there are approximately 2,300 holders of record.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the fourth quarter of 2010:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – 31, 2010	–	$–	–	10,475,491
November 1 – 30, 2010	–	$–	–	10,475,491
December 1 – 31, 2010	2,298	$12.72	–	10,475,491

Total	2,298	$12.72	–

(1)	During the fourth quarter of 2010, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of December 31, 2010, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program.
(2)	Total number of shares purchased includes shares, if any, purchased as part of our publicly announced stock repurchase program, plus shares withheld to pay applicable withholding taxes and the exercise price related to stock options, and shares withheld to pay applicable withholding taxes related to the vesting of nonvested shares, pursuant to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan.

Comparison of Stockholder Returns

The material under this heading is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

The following graph compares the cumulative total return of our common stock during the period December 31, 2005 to December 31, 2010 with the Standard & Poor’s 500 Stock Index (S&P 500 Index) and with two peer groups. We made modifications to our peer group in this 2010 Annual Report on Form 10-K compared to our previous peer group in order to be consistent with the modified 2011 peer group used by our Compensation Committee in evaluating management compensation.

Our former peer group included Acxiom Corporation, Alliance Data Systems Corporation, Consolidated Graphics, Inc., Dun & Bradstreet Corporation, Equifax, Inc., Fair Isaac and Company, Inc., ICT Group, Inc., Infogroup, Inc., Interpublic Group of Companies, Inc., PC Mall, Inc., Sykes Enterprises, Inc., Teletech Holdings, Inc., Valassis Communications, Inc., ValueClick, Inc., and Viad Corp.

Our current peer group includes Acxiom Corporation, Alliance Data Systems Corporation, Cenveo, Inc., Consolidated Graphics, Inc., Convergys Corp., Dun & Bradstreet Corporation, Equifax, Inc., Gartner, Inc., GSI Commerce, Inc., Interpublic Group of Companies, Inc., Meredith Corp., Sykes Enterprises, Inc., Teletech Holdings, Inc., Valassis Communications, Inc., and ValueClick, Inc.

The S&P Index includes 500 United States companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The peer groups are also weighted by market capitalization.

The graph depicts the results of investing $100 in our common stock, the S&P 500 Index and the peer groups at closing prices on December 31, 2005 and assumes the reinvestment of dividends.

	Base Period	Years Ending
	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
Harte-Hanks, Inc.	100	105.93	66.99	24.88	44.48	53.98
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
Current Peer Group	100	125.88	112.74	68.54	97.48	118.47
Former Peer Group	100	122.70	108.82	68.53	96.93	115.19

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K. The fiscal year financial information included in the table below for the years ended December 31, 2010, 2009, and 2008 is derived from audited financial statements contained in this Form 10-K. Information for the years ended December 31, 2007 and 2006 can be found in our previously filed Annual Reports on Form 10-K.

In thousands, except per share amounts	2010	2009	2008	2007	2006
Statement of Operations Data
Revenues	$860,526	$860,143	$1,082,821	$1,162,886	$1,184,688
Operating expenses
Labor, production and distribution	679,254	678,307	847,470	871,468	874,088
Advertising, selling, general and administrative	66,792	62,479	81,655	89,787	90,516
Shoppers legal settlement	–	6,950	–	–	–
Depreciation and amortization	22,437	28,265	33,429	33,195	31,566
Intangible amortization	990	1,712	2,950	3,509	2,466

Total operating expenses	769,473	777,713	965,504	997,959	998,636

Operating income	91,053	82,430	117,317	164,927	186,052
Interest expense, net	2,624	7,968	13,823	12,453	6,102
Net income	$53,604	$47,715	$62,741	$92,640	$111,792
Earnings per common share—diluted	$0.84	$0.75	$0.98	$1.26	$1.39
Cash dividends per common share	$0.30	$0.30	$0.30	$0.28	$0.24
Weighted-average common and common equivalent shares outstanding—diluted	64,139	63,885	64,104	73,703	80,646

Segment Data
Revenues
Direct Marketing	$601,283	$585,988	$732,740	$732,461	$709,728
Shoppers	259,243	274,155	350,081	430,425	474,960

Total revenues	$860,526	$860,143	$1,082,821	$1,162,886	$1,184,688

Operating income (loss)
Direct Marketing	$86,748	$95,812	$103,121	$108,796	$109,458
Shoppers	15,602	(1,354)	25,884	70,784	88,814
General corporate	(11,297)	(12,028)	(11,688)	(14,653)	(12,220)

Total operating income	$91,053	$82,430	$117,317	$164,927	$186,052

Capital expenditures	$17,449	$9,011	$19,947	$28,217	$33,708

Balance sheet data (at end of period)
Current assets	$268,463	$256,599	$241,203	$265,680	$279,975
Property, plant and equipment, net	72,659	78,399	97,433	112,354	116,591
Goodwill and other intangibles, net	581,439	569,163	570,866	564,522	568,795
Total assets	926,880	908,151	913,566	951,926	969,285
Total debt	193,000	239,688	270,625	259,125	205,000
Total stockholders’ equity	$437,823	$401,643	$356,372	$408,512	$493,476

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Direct Marketing services offer a wide variety of integrated, multichannel, data-driven solutions for top brands around the globe. We help our customers gain insight into their customers’ behaviors from their data and use that insight to create innovative multichannel marketing programs to deliver a return on marketing investment. We believe our customer’s success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers. We offer a full complement of capabilities and resources to provide a broad range of marketing services and data management software, in media from direct mail to e-mail, including:

•	agency and creative services;

•	database marketing solutions;

•	data quality software and services with Trillium Software;

•	digital marketing and social networking services;

•	direct mail and supply chain management;

•	fulfillment and contact centers; and

•	lead generation.

In 2010, our Direct Marketing segment had revenues of $601.3 million, which represented 70% of our total revenues.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by mail to households and businesses in a particular geographic area. Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow. Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers business also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. These sites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites®. PowerSites are templated websites for our customers, optimized to help small and medium sized business owners establish a web presence and improve their lead generation. At December 31, 2010, we are publishing approximately 6,000 PowerSites weekly. In 2010, our Shoppers segment had revenues of $259.2 million, which represented 30% of our total revenues.

At December 31, 2010, our Shoppers publications were zoned into approximately 950 separate editions with total circulation of approximately 11.2 million shopper packages in California and Florida each week. As a result of the difficult economic environment in California and Florida, we curtailed more than 1.4 million of unprofitable or marginal circulation in 2008 and 2009. This consisted of circulations of approximately 850,000 in California and 550,000 in Florida. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

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

Our businesses continued to face challenging economic environments in 2010, which negatively impacted our financial performance. Marketing budgets are often more discretionary in nature, and are easier to reduce in the short-term than other expenses in response to weak economic conditions. Difficult economic conditions and consolidation and bankruptcies of customers and prospective customers in the industry verticals that we serve have resulted in pricing pressures and in reduced demand for our products and services.

Direct Marketing revenues are dependent on, among other things, national, regional and international economic and business conditions. While we did see revenue growth in our Direct Marketing business in 2010, economic conditions remain difficult both in the United States and internationally. The economic environment in the United States and other economies continue to adversely impact the marketing expenditures and activities of our customers, resulting in pricing pressures, significant reductions and delays in spending by clients and prospective clients.

Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California and Florida in which we operate. Such expenditures are substantially affected by the strength of the local economies in those markets. During 2010, the negative trends and economic conditions that we have experienced since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread across virtually all categories.

Although economic uncertainty remains, and we believe that 2011 will continue to be challenging, we have seen some signs of improvement in both businesses over the last few quarters. Due to the structural changes we have made across our entire company, we believe that we are well positioned for an improved economic environment.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands except per share amounts	2010	% Change	2009	% Change	2008
Revenues	$860,526	0.0	$860,143	-20.6	$1,082,821
Operating expenses	769,473	-1.1	777,713	-19.5	965,504

Operating income	$91,053	10.5	$82,430	-29.7	$117,317

Net income	$53,604	12.3	$47,715	-23.9	$62,741

Diluted earnings per share	$0.84	12.0	$0.75	-23.5	$0.98

Year ended December 31, 2010 vs. Year ended December 31, 2009

Revenues

Consolidated revenues increased $0.4 million, to $860.5 million, and operating income increased 10.5%, to $91.1 million, in 2010 compared to 2009. Our overall results reflect increased revenues of $15.3 million, or 2.6%, from our Direct Marketing segment and decreased revenues of $14.9 million, or 5.4%, from our Shoppers segment. Direct Marketing experienced increased revenues from our pharma/healthcare, select, retail and financial verticals, which were partially offset by decreased revenues from our high-tech vertical. Direct Marketing revenues were helped by a large, one-time, voluntary recall project for a long time Direct Marketing customer during the second half of 2010. While the results from our verticals are mixed, the overall results reflect the effects of the difficult economic environment, including reduced volumes and price reductions, on our Direct Marketing business during 2010. The August 2010 acquisition of Information Arts also contributed to the 2010 revenue growth. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in Shoppers revenues was the result of decreased sales in established markets, including declines in most revenue categories, and curtailment of circulation of approximately 700,000 addresses in February of 2009. On a comparable circulation basis, Shoppers revenues decreased approximately 5.3%.

Operating Expenses

Overall operating expenses decreased 1.1%, to $769.5 million, in 2010 compared to 2009. The overall decrease in operating expenses was driven by decreased operating expenses in Shoppers of $31.9 million, or 11.6%, and decreased general corporate expense of $0.7 million, or 6.1%, partially offset by an increase of $24.4 million, or 5.0%, in Direct Marketing. The decrease at Shoppers was primarily due to a $7.0 million legal settlement in 2009, lower payroll expense as a result of headcount reductions, decreased paper costs resulting from lower average paper rates and declines in volumes, decreased facility lease costs as a result of a lease write-off in 2009, and decreased postage costs as a result of a non-recurring postal incentive rebate received in 2010 and a decline in distribution volumes. The Direct Marketing increase was primarily due to the one-time project described previously, increased outsourced costs resulting from increased outsourced volumes, higher mail supply chain costs along with higher transportation volumes, and increased incentive compensation. A $2.6 million decrease in pension expense, resulting from the increase in the market value of our pension plan assets during the calendar year 2009, also contributed to the overall decrease in operating expenses.

Net Income/Earnings Per Share

Net income increased 12.3%, to $53.6 million, and diluted earnings per share increased 12.0%, to $0.84 per share, in 2010 compared to 2009. The increases in net income and diluted earnings per share were a result of increased operating income from Shoppers, decreased general corporate expense and lower interest expense, partially offset by decreased operating income from Direct Marketing and a higher effective tax rate in 2010 compared to 2009.

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

Operating Expenses

Overall operating expenses decreased 19.5%, to $777.7 million, in 2009 compared to 2008. The overall decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $139.4 million, or 22.1%, decreased operating expenses in Shoppers of $48.7 million, or 15.0%, and increased general corporate expense of $0.3 million, or 2.9%. The Direct Marketing decrease was primarily a result of headcount reductions, lower outsourced costs, lower mail supply chain costs, lower commissions and less travel expense. The decrease at Shoppers was primarily due to headcount reductions, decreases in postage and paper costs, lower bad debt expense, and lower promotion-related expense. This decrease at Shoppers was partially offset by a 2009 fourth quarter $7.0 million legal settlement. The overall decrease in operating expenses was partially offset by a $7.1 million increase in pension expense due to the 2008 decline in the market value of our pension plan assets.

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

Direct Marketing

Direct Marketing operating results were as follows:

In thousands	2010	% Change	2009	% Change	2008
Revenues	$601,283	2.6	$585,988	-20.0	$732,740
Operating expenses	514,535	5.0	490,176	-22.1	629,619

Operating income	$86,748	-9.5	$95,812	-7.1	$103,121

Year ended December 31, 2010 vs. Year ended December 31, 2009

Revenues

Direct Marketing revenues increased $15.3 million, or 2.6%, in 2010 compared to 2009. These results reflect an increase of over 15% from our pharma/healthcare vertical compared to 2009. The growth in the pharma/healthcare vertical was helped by a large, one-time, voluntary recall project for a long time Direct Marketing customer during the second half of 2010. Our select and retail verticals experienced revenue growth in the mid single digits (as a percentage) and our financial vertical grew in the low single digits. Our high-tech vertical declined in the mid single digits. While the results from our verticals are mixed, the overall results reflect the effects of the difficult economic environment, including reduced volumes and price reductions, on our Direct Marketing business during 2010. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. The August 2010 acquisition of Information Arts also contributed to the 2010 revenue growth.

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

The postage cost of program mailings is borne by our clients and is not directly reflected in our revenues or expenses.

Operating Expenses

Operating expenses increased $24.4 million, or 5.0%, in 2010 compared to 2009. The one-time project described previously contributed to this increase. Labor costs increased $2.9 million, or 1.1%, due to increased incentive compensation and commissions as a result of revenue performance. This increase was partially offset by lower payrolls due to lower average headcount, decreased severance, decreased healthcare expense and decreased pension expense. Production and distribution costs increased $20.8 million, or 12.7%, due to increased outsourced costs resulting from increased outsourced volumes, and higher mail supply chain costs along with higher transportation volumes. This increase was partially offset by decreased lease expense due to facility consolidations. General and administrative expense increased $4.8 million, or 11.9%, due primarily to an increase in travel, employee recruiting, facilities costs and bad debt expense. Depreciation and software amortization expense decreased $3.7 million, or 18.0%, due to decreased capital expenditures over the last few years. Intangible asset amortization decreased $0.4 million, or 59.6%, as certain intangible assets became fully amortized.

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

Operating Expenses

Operating expenses decreased $139.4 million, or 22.1%, in 2009 compared to 2008. Labor costs decreased $62.2 million, or 19.1%, due to headcount reductions, lower commissions as a result of revenue performance, lower healthcare costs due to reduced headcount and claims, decreased stock-based compensation and lower severance costs. This decrease was partially offset by an increase in pension expense. Production and distribution costs decreased $60.2 million, or 26.8%, due to lower outsourced costs as a result of lower outsourced volumes, lower mail supply chain costs resulting from reduced transportation volumes and decreased transportation costs. General and administrative expense decreased $11.0 million, or 21.4%, due primarily to less travel, less expense related to business and professional services, and a decrease in bad debt expense. Depreciation and software amortization expense decreased $4.9 million, or 19.2%, due to decreased capital expenditures in the last several quarters and assets becoming fully depreciated. Intangible asset amortization decreased $1.2 million, or 62.4%, due to certain intangible assets becoming fully amortized.

Shoppers

Shoppers operating results were as follows:

In thousands	2010	% Change	2009	% Change	2008
Revenues	$259,243	-5.4	$274,155	-21.7	$350,081
Operating expenses	243,641	-11.6	275,509	-15.0	324,197

Operating income	$15,602	1,252.3	$(1,354)	-105.2	$25,884

Year ended December 31, 2010 vs. Year ended December 31, 2009

Revenues

Shoppers revenues decreased $14.9 million, or 5.4%, in 2010 compared to 2009. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories, and curtailment of circulation of approximately 700,000 addresses in February of 2009. The net impact of this circulation curtailment was a reduction in Shoppers revenues of $0.5 million in 2010 compared to 2009. On a comparable circulation basis, Shoppers revenues decreased approximately 5.3%. Our real estate, grocery, and automotive sectors all declined in 2010, while our educational services, health services, and communications sectors all showed revenue improvement. Our digital revenues continue to grow, primarily as a result of our PowerSite sales. At December 31, 2010, our Shoppers circulation reached approximately 11.2 million shopper packages in California and Florida each week. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Future revenue performance will depend on, among other factors, the overall strength of the California and Florida economies, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Operating expenses decreased $31.9 million, or 11.6%, in 2010 compared to 2009. A $7.0 million legal settlement in the fourth quarter of 2009 contributed to this decrease. Excluding this legal settlement, operating expenses decreased $24.9 million, or 9.3%. Total labor costs decreased $11.9 million, or 12.8%, as a result of reductions in our Shoppers workforce due to plant consolidations, administrative staff reductions, lower variable payroll costs from lower ad sales and volumes, lower severance costs, lower healthcare costs and lower pension expense. Total production costs decreased $9.8 million, or 6.7%, due primarily to decreased paper costs resulting from lower average paper rates and declines in volumes, decreased facility lease costs as a result of a lease write-off in the first quarter of 2009 related to consolidations and circulation curtailments, decreased postage costs as a result of a non-recurring postal incentive rebate received in the third quarter of 2010 and a decline in distribution volumes. Total general and administrative costs decreased $7.7 million, or 29.4%, due to the $7.0 legal settlement in the fourth quarter of 2009, and lower bad debt expense. Depreciation and software amortization expense decreased $2.1 million, or 27.3%, due to an accelerated depreciation charge in the first quarter of 2009 related to a facility consolidation in Florida, and decreased capital expenditures in the last few years. Intangible asset amortization decreased $0.3 million, or 29.7%, as certain intangible assets became fully amortized.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Shoppers realized a positive effect on labor costs in 2010 due to headcount reductions as a result of plant consolidations, overall administrative staff reductions, and the circulation reductions in 2008 and 2009. Standard postage rates have increased in recent years, most recently in May 2009. Shoppers’ postage rates increased by approximately 1.4% as a result of the May 2009 rate increase. Under the Postal Accountability and Enhancement Act of 2006, the USPS can file for a rate increase in February of each year, and any increase will take effect the following April. Any such rate increase is capped at the average of the consumer price index from the previous December. At this point we believe the next postal rate increase will likely occur in April 2011 and will be less than 1%. Overall Shoppers postage costs will be affected by any future increases in postage rates. The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access. We do not believe the proposed changes will have a material impact on our Shoppers business. Shoppers’ newsprint prices decreased in the first half of 2010, contributing to the overall decrease in Shoppers 2010 paper costs. Newsprint prices increased over the second half of 2010 and are expected to continue to increase in the first half of 2011. Any future changes in newsprint prices will affect Shoppers’ production costs.

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

Operating Expenses

Operating expenses decreased $48.7 million, or 15.0%, in 2009 compared to 2008. This decrease was partially offset by a $7.0 million legal settlement in the fourth quarter of 2009. Excluding this settlement, total operating expenses would have decreased by $55.6 million, or 17.2%. Total labor costs decreased $22.4 million, or 19.4%, as a result of reductions in our Shoppers workforce due to consolidations and circulation curtailments. Total production costs decreased $26.3 million, or 15.1%, due primarily to decreased postage costs resulting from circulation curtailments and decreased distribution volumes, decreased outsourced printing costs due to lower distribution volumes and decreased paper costs due to circulation reductions and a decline in ad placements. This decrease was partially offset by $1.6 million in lease write-offs in the first quarter of 2009 related to the consolidations and circulation curtailments. Total general and administrative costs increased $0.3 million, or 1.3%, due primarily to the $7.0 million legal settlement. Excluding this settlement, general and administrative costs decreased $6.6 million, or 25.5%, due primarily to lower bad debt expense and lower promotion-related expense due to revenue levels. Depreciation and software amortization expense decreased $0.3 million, or 3.8%, due to decreased capital expenditures in the last several quarters and assets becoming fully depreciated. Intangible asset amortization decreased $0.1 million, or 4.9%.

Incremental expenses associated with the 53rd week of publication in 2008 also slightly contributed to the overall decline in operating expenses in 2009.

General Corporate Expense

Year ended December 31, 2010 vs. Year ended December 31, 2009

General corporate expense decreased $0.7 million, or 6.1%, during 2010 compared to 2009. This decrease was primarily due to decreased pension expense resulting from the increase in the market value of our pension plan assets during the calendar year 2009.

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

Interest Expense

Interest expense decreased $5.3 million, or 65.3%, in 2010 compared to 2009, due to lower outstanding debt levels and lower interest rates in 2010 compared to 2009. Interest expense decreased $6.1 million, or 42.6%, in 2009 compared to 2008, due to lower outstanding debt levels and lower interest rates in 2009 compared to 2008. The decrease in interest rates is a result of the expiration of our interest rate swap on September 30, 2009. Our debt at December 31, 2010 and 2009 is described in Note D, Long-Term Debt, of the “Notes to Consolidated Financial Statements,” included herein.

Interest Income

Interest income was up slightly in 2010 compared to 2009 as lower interest rates offset the increase in average cash and cash equivalents. Interest income decreased $0.2 million, or 51.9%, in 2009 compared to 2008 due to lower interest rates on investments in 2009 than in 2008.

Other Income and Expense

Other net expense for 2010 and 2009 primarily consists of currency transaction losses and balance-based bank charges.

Income Taxes

Year ended December 31, 2010 vs. Year ended December 31, 2009

Income taxes increased $8.5 million in 2010 compared to 2009 due to higher pretax income levels and a higher effective tax rate. The effective income tax rate for 2010 was 37.9% compared to 33.7% in 2009. The increase in the effective tax rate is primarily due to a reduction to our uncertain tax liabilities related to state income taxes in 2009.

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

Economic Climate and Impact on our Financial Statements

The current economic climate has had a negative impact on our operations and cash flows for the year ended December 31, 2010, and our financial position at December 31, 2010. We cannot predict the timing, strength or duration of the current difficult economic environment or any subsequent improvement. If the economic climate and markets we serve deteriorate, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2010, cash and cash equivalents were $86.0 million, decreasing $0.6 million from cash and cash equivalents at December 31, 2009. This net decrease was a result of net cash provided by operating activities of $95.4 million, offset by net cash used in investing activities of $30.1 million and net cash used in financing activities of $65.8 million.

Operating Activities

Net cash provided by operating activities in 2010 was $95.4 million, compared to $114.0 million in 2009. The $18.6 million year-over-year decrease was primarily attributable to changes within working capital assets and liabilities.

In 2010, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

An increase in accounts receivable attributable to higher revenues in the fourth quarter of 2010 than in the fourth quarter of 2009. Days sales outstanding were approximately 59 days at December 31, 2010 and December 31, 2009;

•	An increase in inventory due to purchasing and holding higher levels of newsprint inventory in advance of increases in newsprint prices;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	An increase in accounts payable due to higher overall operating expenses in the fourth quarter of 2010 than in the fourth quarter of 2009;

•	An increase in accrued payroll and related expenses due to higher accrued incentive compensation at December 31, 2010 than at December 31, 2009;

•	An increase in customer deposits, unearned revenue and other current liabilities due to timing of receipts and increase in revenue levels; and

•	A decrease in income taxes payable due to the reversal of a prior year provision related to a tax statute that expired in 2010 and higher quarterly estimated taxes payments in 2010 than 2009.

Investing Activities

Net cash used in investing activities was $30.1 million in 2010, compared to $8.9 million in 2009. The $21.3 million increase is the result of the August 2010 acquisition of Information Arts and an $8.4 million increase in capital spending in 2010 compared to 2009.

Financing Activities

Net cash used in financing activities was $65.8 million in 2010 compared to $49.5 million in 2009. The $16.3 million increase is attributable primarily to $15.8 million more net debt repayments in 2010 than in 2009.

Credit Facilities

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

The 2006 Term Loan Facility matures on September 6, 2011. For each borrowing under the 2006 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2006 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2006 Term Loan Facility) then in effect, and ranges from .315%

to .60% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the 2006 Term Loan Facility that is based on a facility fee rate applied to the outstanding principal balance owed under the 2006 Term Loan Facility. The facility fee rate ranges from .085% to .15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2006 Term Loan Facility at any time without incurring any prepayment penalties. At December 31, 2010, we had $117.0 million outstanding under the 2006 Term Loan Facility.

On March 7, 2008, we entered into a new four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. On March 31, 2009, we began making the scheduled quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amount
1 – 4	2.25% each
5 – 8	3.75% each
9 – 12	4.00% each
Maturity Date	Remaining Principal Balance

The 2008 Term Loan Facility matures on March 7, 2012. For each borrowing under the 2008 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2008 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2008 Term Loan Facility) then in effect, and ranges from .40% to .75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus .50%. There is a facility fee that we are also required to pay under the 2008 Term Loan Facility that is based on a rate applied to the outstanding principal balance owed under the 2008 Term Loan Facility. The facility fee rate ranges from .10% to .25% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2008 Term Loan Facility at any time without incurring any prepayment penalties. At December 31, 2010, we had $76.0 million outstanding under the 2007 Term Loan Facility.

On August 12, 2010, we entered into a new three-year $70 million term loan facility, which includes a $25 million letter of credit sub-facility and a $5 million swingline loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent. The 2010 Revolving Credit Facility also permits us to request up to a $25 million increase in the total amount of the facility. The 2010 Revolving Credit Facility matures on August 12, 2013. We intend to utilize the availability under the 2010 Revolving Credit Facility for general corporate purposes, including future repayments on our term loans. The 2010 Revolving Credit Facility replaced the five-year $125 million revolving credit facility which we entered into on August 12, 2005 (2005 Revolving Credit Facility), under which we had no borrowings as of its expiration on August 12, 2010. For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which spread ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the Eurodollar Rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which spread ranges from 1.25% to 2.00% per annum. There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility. The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect. In addition, there is a letter of credit fee with respect to outstanding letters of credit. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit. We may elect to prepay the 2010 Revolving Credit Facility at any time. At December 31, 2010, we did not have any outstanding amounts drawn against our 2010

Revolving Credit Facility. At December 31, 2010 we had letters of credit totaling $11.8 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $58.2 million.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of December 31, 2010, we were in compliance with all of the covenants of our credit facilities.

Contractual Obligations

Contractual obligations at December 31, 2010 are as follows:

In thousands,	Total	2011	2012	2013	2014	2015	Thereafter
Debt	$193,000	$133,000	$60,000	$–	$–	$–	$–
Operating leases	58,368	16,876	13,838	10,463	6,724	4,289	6,178
Capital leases	1,266	621	404	202	39	–	–
Deferred compensation liability	3,734	702	702	702	702	352	574
Unfunded pension plan benefit payments	22,642	1,004	1,097	1,121	1,299	1,355	16,766
Other long-term obligations	3,109	1,471	1,444	194	–	–	–

Total contractual cash obligations	$282,119	$153,674	$77,485	$12,682	$8,764	$5,996	$23,518

At December 31, 2010, we had letters of credit in the amount of $12.6 million. No amounts were drawn against these letters of credit at December 31, 2010. These letters of credit renew annually and exist to support insurance programs relating to workers’ compensation, automobile and general liability. We had no other off-balance sheet arrangements at December 31, 2010.

Dividends

We paid a quarterly dividend of 7.5 cents per common share in each of the quarters in the years ended December 31, 2010 and 2009. We currently plan to pay a quarterly dividend of 8.0 cents per common share in each of the quarters in 2011, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

Share Repurchase

We did not repurchase any shares of our common stock under our stock repurchase program in 2010. As of December 31, 2010, we have repurchased 63.9 million shares since the beginning of our January 1997 stock repurchase program. As of December 31, 2010, we had authorization to repurchase 10.5 million additional shares under this program.

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

Developments in the financial markets have increased our exposure to the possible liquidity and credit risks of counterparties to our 2010 Revolving Credit Facility. As of December 31, 2010, we had $58.2 million of unused borrowing capacity under our 2010 Revolving Credit Facility, and we have not experienced any limitations to date on our ability to access this source of liquidity. At December 31, 2010, we had a cash balance of $86.0 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for at least the next 12 months. When the 2006 Term Loan Facility matures in September 2011, we will have to pay the final scheduled principal payment of $97.5 million. We plan to make this payment using a combination of cash on hand at that time and availability under the 2010 Revolving Credit Facility. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the United States and other economies. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

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

Revenue from agency and creative services, analytical services and market research is typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. In most cases, proportional performance is based on the ratio of direct costs incurred to total estimated costs where the costs incurred, primarily labor hours and outsourced services, represent a reasonable surrogate for output measures or contract performance. For fixed fee market research revenue streams, revenue is recognized in proportion to the value of service provided based on output criteria. Contracts accounted for under the proportional performance method constituted less than 6.0% of total Direct Marketing revenue and less than 4.0% of our total revenue for each of the years ended December 31, 2010, 2009 and 2008.

Revenue from email marketing, social media marketing and other digital solutions is recognized as the work is performed. Revenue from these services is typically based on a fixed price or rate given to the client.

Revenue associated with new marketing database builds is deferred until complete or until client acceptance. Upon completion or acceptance, revenue and direct build costs are then recognized over the term of the related arrangement as the services are provided. Revenue from database and website hosting services is recognized ratably over the contractual hosting period. Pricing for database builds are typically based on a fixed price and hosting fees are typically based on a fixed price per month or per contract.

Revenue from technology database subscriptions is based on a fixed price and is recognized ratably over the term of the subscription. Revenue from stand-alone technology data sales is recognized at the time of delivery.

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

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific clients’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. We recorded bad debt expense of $1.7 million, $2.1 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009 our allowance for doubtful accounts was $3.1 million and $2.8 million, respectively. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. Current economic conditions increase the difficulty and level of management judgment in setting the reserve. Given the significance of accounts receivable to the consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. Our deductible for individual healthcare claims is $0.2 million. Our deductible for workers’ compensation is $0.5 million per claim. We have a $0.3 million deductible per claim automobile and general liability. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations. At December 31, 2010 and 2009, our reserve for healthcare, workers’ compensation, automobile and general liability was $12.4 million and $12.3 million, respectively. If ultimate losses were 10% higher than our estimate at December 31, 2010, net income would be impacted by approximately $0.8 million, net of taxes. The amount that earnings would be impacted is dependent on the claim year and our deductible levels for that plan year. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Operations.

Goodwill

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired. We assess the impairment of our goodwill by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit. We have identified our reporting units as Direct Marketing and Shoppers. At December 31, 2010 and 2009, the net book value of our goodwill was allocated to our reporting units as follows:

	December 31,
In thousands	2010	2009
Direct Marketing	$398,164	$385,399
Shoppers	167,487	167,487

Total goodwill	$565,651	$552,886

We performed our annual goodwill impairment testing for both the Direct Marketing and Shoppers segments as of November 30, 2010. As quoted market prices are not available for our reporting units, estimated fair value was determined using a discounted cash flow (DCF) model and a cash flow multiple (CFM) model, with consideration of our overall market capitalization. The DCF and CFM models utilize projected financial results based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, the amount and timing of expected future cash flows, and perpetual growth rates. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

A summary of the critical assumptions utilized for our annual impairment test in 2010 are outlined below. We believe this information, coupled with our sensitivity analysis, provide relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

For the annual goodwill impairment test performed on November 30, 2010, we did not significantly change the methodology from 2009 to determine the fair value of our reporting units. We made changes to certain assumptions utilized in the models for 2010 compared with the prior year due to the U.S. and global economic environments, which affect Direct Marketing, and the economic environments in California and Florida, which affect Shoppers. The following is a summary analysis of the significant assumptions used in our models, as well as a sensitivity analysis on the impact of changes in certain assumptions to our overall conclusion concerning impairment of our goodwill balances.

Discount Rate

The discount rate represents the expected return on capital. The discount rate was determined using a target structure of 30% debt and 70% equity. We used the interest rate of a 30-year government security to determine the risk-free rate in our weighted average cost of capital calculation.

Growth Assumptions

Projected annual growth rates and terminal growth rates are primarily driven by management’s best estimate of future performance, giving consideration to historical performance and existing and anticipated economic and competitive conditions. These assumptions also take into account expense reductions and restructuring measures taken in 2009 in both businesses. The assumed growth rates used in our 2010 calculations were lower than historical growth rates for the respective businesses.

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

The determination of the recoverability of goodwill requires significant judgment and estimates regarding future cash flows and fair values. These estimates are subject to change and could result in impairment losses being recognized in the future. If different reporting units or different valuation methodologies had been used, the impairment test results could have differed.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards requires judgment, including in some cases estimating expected term, volatility and dividend yield. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from some of these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the years ended December 31, 2010, 2009 and 2008, we recorded total stock-based compensation expense of $3.9 million, $3.9 million and $5.8 million, respectively.

Recent Accounting Pronouncements

As discussed in Note A of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future. The adoption of these new accounting pronouncements have not and are not expected to have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risks related to interest rate variations and to foreign currency exchange rate variations. From time to time, we may utilize derivative financial instruments as described below to manage our exposure to such risks.

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective 30 day Euro dollar rate of 0.26% at December 31, 2010). The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At December 31, 2010, our debt balance related to the 2006 Term Loan Facility was $117.0 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At December 31, 2010, our debt balance related to the 2008 Term Loan Facility was $76.0 million. The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013. At December 31, 2010, we did not have any debt outstanding under the 2010 Revolving Credit Facility. In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt. This interest rate swap expired on September 30, 2009.

Assuming the actual level of borrowing throughout 2010, and assuming a one percentage point change in the year’s average interest rates, it is estimated that our 2010 net income would have changed by approximately $1.3 million. Due to our overall debt level and cash balance at December 31, 2010, anticipated cash flows from operations, and the various financial alternatives available to management should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Operations. Transactions such as these amounted to $0.7 million in pre-tax currency transaction losses in 2010. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control Over Financial Reporting are set forth in the Consolidated Financial Statements beginning on page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Some of the information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2011 annual meeting of stockholders (2011 Proxy Statement), as indicated below. Our 2011 Proxy Statement will be filed with the SEC not later than 120 days after December 31, 2010. Because the 2011 Proxy Statement has not yet been finalized and filed, there may be certain discrepancies between the currently anticipated section headings specified below and the final section headings contained in the 2011 Proxy Statement.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item regarding our directors and executive officers will be set forth in our 2011 Proxy Statement under the caption “Directors and Executive Officers”, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2011 Proxy Statement under the caption “General Information—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (Code of Ethics), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2011 Proxy Statement under the caption “Corporate Governance”, which information is incorporated herein by reference.

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

Management Certifications

In accordance with the Sarbanes-Oxley Act of 2002 and SEC rules thereunder, our Chief Executive Officer and Chief Financial Officer have signed certifications under Sarbanes-Oxley Section 302, which have been filed as exhibits to this Form 10-K. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE under Section 303A.12(a) of the NYSE listing standards on August 18, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2011 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2011 Proxy Statement under the caption “Compensation Committee Report” is not deemed to be “filed” with the SEC or subject to the liabilities of the 1934 Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners, management and directors will be set forth in our 2011 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2011 Proxy Statement under the caption “Executive Compensation—Equity Compensation Plan Information at Year-End 2010,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The information required by this item regarding transactions with related persons, including our policies and procedures for the review, approval or ratification of related person transactions that are required to be disclosed under the SEC’s rules and regulations, will be set forth in our 2011 Proxy Statement under the caption “Corporate Governance—Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2011 Proxy Statement under the caption “Corporate Governance—Independence of Directors,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2011 Proxy Statement under the caption “Audit Committee and Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

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

Date: March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry Franklin	/s/ Douglas Shepard
Larry Franklin	Douglas Shepard
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: March 2, 2011	Date: March 2, 2011

/s/ Jessica Huff	/s/ William K. Gayden
Jessica Huff	William K. Gayden, Director
Vice President, Finance and Chief Accounting Officer	Date: March 2, 2011
Date: March 2, 2011

/s/ Houston H. Harte	/s/ Christopher M. Harte
Houston H. Harte, Vice Chairman	Christopher M. Harte, Director
Date: March 2, 2011	Date: March 2, 2011

/s/ David L. Copeland	/s/ Judy C. Odom
David L. Copeland, Director	Judy C. Odom, Director
Date: March 2, 2011	Date: March 2, 2011

/s/ William F. Farley	/s/ Karen A. Puckett
William F. Farley, Director	Karen A. Puckett, Director
Date: March 2, 2011	Date: March 2, 2011

Harte-Hanks, Inc. and Subsidiaries

All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harte-Hanks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Harte-Hanks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Antonio, Texas

March 2, 2011

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included on page F-2 of this Form 10-K.

March 2, 2011

/s/ Larry Franklin
Larry Franklin
President and Chief Executive Officer

/s/ Douglas Shepard
Douglas Shepard
Executive Vice President and
Chief Financial Officer

/s/ Jessica Huff
Jessica Huff
Vice President, Finance and
Chief Accounting Officer

Harte-Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$85,996	$86,598
Accounts receivable (less allowance for doubtful accounts of $3,103 in 2010 and $2,827 in 2009)	151,006	140,062
Inventory	7,324	4,846
Prepaid expenses	11,860	12,790
Deferred income tax asset	8,911	9,905
Other current assets	3,366	2,398

Total current assets	268,463	256,599

Property, plant and equipment
Land	3,325	3,365
Buildings and improvements	37,383	38,615
Software	97,926	93,553
Equipment and furniture	185,066	182,832

	323,700	318,365
Less accumulated depreciation and amortization	(253,730)	(243,873)

	69,970	74,492
Software development and equipment installations in progress	2,689	3,907

Net property, plant and equipment	72,659	78,399

Intangible and other assets
Goodwill, net	565,651	552,886
Other intangible assets (less accumulated amortization of $14,942 in 2010 and $13,953 in 2009)	15,788	16,277
Other assets	4,319	3,990

Total intangible and other assets	585,758	573,153

Total assets	$926,880	$908,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$133,000	$46,688
Accounts payable	56,085	42,386
Accrued payroll and related expenses	24,780	15,290
Customer deposits and deferred revenue	54,622	54,055
Income taxes payable	2,247	6,114
Other current liabilities	10,229	8,670

Total current liabilities	280,963	173,203
Long-term debt	60,000	193,000
Other long-term liabilities (including deferred income taxes of $85,655 in 2010 and $77,980 in 2009)	148,094	140,305

Total liabilities	489,057	506,508

Stockholders’ equity
Common stock, $1 par value, authorized: 250,000,000 shares
Issued 2010: 118,296,334; Issued 2009: 118,242,582 shares	118,296	118,243
Additional paid-in capital	336,795	333,612
Retained earnings	1,252,438	1,217,975
Less treasury stock, 2010: 54,664,293; 2009: 54,668,032 shares at cost	(1,236,024)	(1,236,217)
Accumulated other comprehensive loss	(33,682)	(31,970)

Total stockholders’ equity	437,823	401,643

Total liabilities and stockholders’ equity	$926,880	$908,151

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Operations

	Year Ended December 31,
In thousands, except per share amounts	2010	2009	2008
Operating revenues	$860,526	$860,143	$1,082,821
Operating expenses
Labor	356,037	366,077	448,769
Production and distribution	323,217	312,230	398,701
Advertising, selling, general and administrative	66,792	62,479	81,655
Shoppers legal settlement	–	6,950	–
Depreciation and amortization of property, plant and equipment	22,437	28,265	33,429
Intangible asset amortization	990	1,712	2,950

Total operating expenses	769,473	777,713	965,504

Operating income	91,053	82,430	117,317
Other expenses (income)
Interest expense	2,824	8,150	14,201
Interest income	(200)	(182)	(378)
Other, net	2,102	2,520	1,925

	4,726	10,488	15,748

Income before income taxes	86,327	71,942	101,569
Income tax expense	32,723	24,227	38,828

Net income	$53,604	$47,715	$62,741

Basic earnings per common share	$0.84	$0.75	$0.98

Weighted-average common shares outstanding	63,616	63,557	63,933

Diluted earnings per common share	$0.84	$0.75	$0.98

Weighted-average common and common equivalent shares outstanding	64,139	63,885	64,104

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2010	2009	2008
Cash Flows from Operating Activities
Net income	$53,604	$47,715	$62,741
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	22,437	28,265	33,429
Intangible asset amortization	990	1,712	2,950
Stock-based compensation	3,907	3,889	5,827
Excess tax benefits from stock-based compensation	–	(13)	(342)
Pension expense	6,297	8,906	1,827
Deferred income taxes	8,922	6,092	13,529
Other, net	275	163	192
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable, net	(8,742)	29,356	31,477
(Increase) decrease in inventory	(2,478)	2,635	(1,474)
(Increase) decrease in prepaid expenses and other current assets	(268)	5,955	4,063
Increase (decrease) in accounts payable	12,663	(5,796)	(21,548)
Increase (decrease) in other accrued expenses and other liabilities	6,342	(14,060)	(16,034)
Other, net	(8,571)	(797)	64

Net cash provided by operating activities	95,378	114,022	116,701

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(12,904)	–	(8,688)
Purchases of property, plant and equipment	(17,449)	(9,011)	(19,947)
Proceeds from the sale of property, plant and equipment	207	142	339

Net cash used in investing activities	(30,146)	(8,869)	(28,296)

Cash Flows from Financing Activities
Borrowings	–	–	197,000
Payments on borrowings	(46,688)	(30,937)	(185,500)
Issuance of common stock	75	555	4,203
Excess tax benefits from stock-based compensation	–	13	342
Purchase of treasury stock	–	–	(76,649)
Dividends paid	(19,141)	(19,116)	(19,101)

Net cash used in financing activities	(65,754)	(49,485)	(79,705)

Effect of exchange rate changes on cash and cash equivalents	(80)	769	(1,386)
Net (decrease) increase in cash and cash equivalents	(602)	56,437	7,314
Cash and cash equivalents at beginning of year	86,598	30,161	22,847

Cash and cash equivalents at end of year	$85,996	$86,598	$30,161

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity and Comprehensive Income

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	$117,693	$323,182	$1,145,736	$(1,160,205)	$(17,894)	$408,512

Common stock issued — employee stock purchase plan	298	2,639	–	–	–	2,937
Exercise of stock options and release of non-vested shares	94	1,267	–	(49)	–	1,312
Net tax effect of stock options and non-vested shares	–	(1,550)	–	–	–	(1,550)
Stock-based compensation	–	5,827	–	–	–	5,827
Dividends paid ($0.30 per share)	–	–	(19,101)	–	–	(19,101)
Treasury stock issued	–	(138)	–	322	–	184
Treasury stock repurchased	–	–	–	(76,649)	–	(76,649)
Comprehensive income, net of tax:
Net income	–	–	62,741	–	–	62,741
Adjustment to pension liability (net of tax benefit of $15,259)	–	–	–	–	(22,886)	(22,886)
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax benefit of $762)	–	–	–	–	(1,146)	(1,146)
Foreign currency translation adjustment	–	–	–	–	(3,809)	(3,809)

Total comprehensive income	–	–	–	–	–	34,900

Balance at December 31, 2008	$118,085	$331,227	$1,189,376	$(1,236,581)	$(45,735)	$356,372
Common stock issued — employee stock purchase plan	85	402	–	–	–	487
Exercise of stock options and release of non-vested shares	73	44	–	(129)	–	(12)
Net tax effect of stock options and non-vested shares	–	(1,621)	–	–	–	(1,621)
Stock-based compensation	–	3,889	–	–	–	3,889
Dividends paid ($0.30 per share)	–	–	(19,116)	–	–	(19,116)
Treasury stock issued	–	(329)	–	493	–	164
Comprehensive income, net of tax:
Net income	–	–	47,715	–	–	47,715
Adjustment to pension liability (net of tax expense of $5,631)	–	–	–	–	8,446	8,446
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $1,800)	–	–	–	–	2,703	2,703
Foreign currency translation adjustment	–	–	–	–	2,616	2,616

Total comprehensive income	–	–	–	–	–	61,480

Balance at December 31, 2009	$118,243	$333,612	$1,217,975	$(1,236,217)	$(31,970)	$401,643
Exercise of stock options and release of non-vested shares	53	22	–	(124)	–	(49)
Net tax effect of stock options and non-vested shares	–	(588)	–	–	–	(588)
Stock-based compensation	–	3,907	–	–	–	3,907
Dividends paid ($0.30 per share)	–	–	(19,141)	–	–	(19,141)
Treasury stock issued	–	(158)	–	317	–	159
Comprehensive income, net of tax:
Net income	–	–	53,604	–	–	53,604
Adjustment to pension liability (net of tax benefit of $1,051)	–	–	–	–	(1,576)	(1,576)
Foreign currency translation adjustment	–	–	–	–	(136)	(136)

Total comprehensive income	–	–	–	–	–	51,892

Balance at December 31, 2010	$118,296	$336,795	$1,252,438	$(1,236,024)	$(33,682)	$437,823

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

Operating Expense Presentation in Consolidated Statements of Operations

The “Labor” line in the Consolidated Statements of Operations includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation or amortization.

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

Revenue from agency and creative services, analytical services and market research is typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. In most cases, proportional performance is based on the ratio of direct costs incurred to total estimated costs where the costs incurred, primarily labor hours and outsourced services, represent a reasonable surrogate for output measures or contract performance. For fixed fee market research revenue streams, revenue is recognized in proportion to the value of service provided based on output criteria. Contracts accounted for under the proportional performance method constituted less than 6.0% of total Direct Marketing revenue and less than 4.0% of our total revenue for each of the years ended December 31, 2010, 2009 and 2008.

Revenue from email marketing, social media marketing and other digital solutions is recognized as the work is performed. Revenue from these services is typically based on a fixed price or rate given to the client.

Revenue associated with new marketing database builds is deferred until complete or until client acceptance. Upon completion or acceptance, revenue and direct build costs are then recognized over the term of the related arrangement as the services are provided. Revenue from database and website hosting services is recognized ratably over the contractual hosting period. Pricing for database builds are typically based on a fixed price and hosting fees are typically based on a fixed price per month or per contract.

Revenue from technology database subscriptions is based on a fixed price and is recognized ratably over the term of the subscription. Revenue from stand-alone technology data sales is recognized at the time of delivery.

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

	Year Ended December 31,
In thousands	2010	2009	2008
Balance at beginning of year	$2,827	$4,191	$3,556
Additions charged to expense	1,658	2,083	5,793
Amounts charged against the allowance, net of recoveries	(1,382)	(3,447)	(5,158)

Balance at end of year	$3,103	$2,827	$4,191

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

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record an impairment on long-lived assets in any of the years in the three year period ended December 31, 2010.

Property, plant and equipment includes capital lease assets. Capital lease assets at December 31, 2010 and 2009 consisted of:

	December 31,
In thousands	2010	2009
Equipment and furniture	$3,431	$3,378
Less accumulated amortization	(1,998)	(1,431)

Net book value	$1,433	$1,947

Amortization expense related to capital lease assets was $0.6 million, $0.7 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Depreciation and amortization on the remaining property plant and equipment was $21.8 million, $27.6 million and $32.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Goodwill and Other Intangibles

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired. Other intangibles with definite and indefinite useful lives are recorded at fair value at the date of the acquisition. Goodwill and other intangibles with indefinite useful lives were tested for impairment as of November 30, 2010. Fair values of our reporting units and other intangibles with indefinite useful lives have been determined using discounted cash flow and cash flow multiple methodologies. Our overall market capitalization also was considered when evaluating the fair values of our reporting units. Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value. We have determined that no impairment of goodwill or other intangibles existed in any of the years during the three year period ended December 31, 2010.

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

Stock-Based Compensation

All share-based awards are recognized as operating expense in the “Labor” line of the Consolidated Statements of Operations. Calculated expense is based on the fair values of the awards on the date of grant and is recognized over the requisite service period.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. Our deductible for individual healthcare claims is $0.2 million. Our deductible for workers’ compensation is $0.5 million. We have a $0.3 million deductible for automobile and general liability claims. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations. At December 31, 2010 and 2009, our reserve for healthcare, workers’ compensation, automobile and general liability was $12.4 million and $12.3 million, respectively. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Operations.

Accounting for Derivative Instruments and Hedging Activities

We have used derivative instruments to manage the risk of changes in prevailing interest rates adversely affecting future cash flows associated with our credit facilities. The derivative instrument used to manage such risk was an interest rate swap. We designated our interest rate swap as a cash flow hedge. As such, we reported the fair value of the swap as an asset or liability on our balance sheet. The effective portion of changes in the fair value of the swap was recorded in other comprehensive loss and was recognized as a component of interest expense in the Consolidated Statements of Operations when the hedged item affected results of operations. Cash flows from derivatives accounted for as cash flow hedges were reported as cash flow from operating activities, in the same category as the cash flows from the items being hedged. Our most recent interest rate swap expired in September 2009.

Foreign Currencies

In most instances the functional currencies of our foreign operations are the local currencies. Assets and liabilities recorded in foreign currencies are translated in U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during a given month. Adjustments resulting from this translation are charged or credited to other comprehensive loss.

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

Note B – Acquisitions

On August 31, 2010, we acquired Information Arts (UK) Limited (Information Arts). Based in the United Kingdom, Information Arts is a provider of data-driven marketing insight to business-to-business marketers across Europe – and increasingly across the globe. Information Arts delivers data to improve multichannel marketing effectiveness. This insight is derived from profiling, segmentation, modeling and other analytics, and drives engagements that include marketing data management, data hygiene, data acquisition and data planning. Information Arts and Harte-Hanks’ other marketing offerings in Europe are being combined to deliver multichannel Demand Center solutions—integrated lead generation and lead management programs. Goodwill of $12.8 million and intangible assets subject to amortization of $0.5 million have been recognized in this transaction and assigned to the Direct Marketing segment.

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

The total cost of the acquisitions in 2010 and 2008 were $12.9 million and $8.7 million, respectively, all paid in cash. The operating results of these acquisitions have been included in the accompanying Consolidated Financial Statements from the date of the acquisition. We did not make any acquisitions in 2009.

We have not disclosed proforma amounts including the operating results of these acquisitions as the effect on our operating results is not considered material.

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

Note D – Long-Term Debt

Our long-term debt obligations at year-end were as follows:

	December 31,
In thousands	2010	2009
2006 Term Loan Facility, various interest rates based on Eurodollar (effective rate of 0.76% at December 31, 2010), due September 6, 2011	$117,000	$148,688
2008 Term Loan Facility, various interest rates based on Eurodollar (effective rate of 0.76% at December 31, 2010), due March 7, 2012	76,000	91,000

Total debt	193,000	239,688
Less current maturities	133,000	46,688

Total long-term debt	$60,000	$193,000

The carrying values and estimated fair values of our outstanding debt at year-end were as follows:

	December 31,
	2010		2009
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$193,000	$190,583	$239,688	$230,555

The estimated fair values were calculated using current rates provided to us by our bankers for debt of the same remaining maturity and characteristics.

Credit Facilities

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

On August 12, 2010, we entered into a new three-year $70 million term loan facility, which includes a $25 million letter of credit sub-facility and a $5 million swingline loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent. The 2010 Revolving Credit Facility also permits us to request up to a $25 million increase in the total amount of the facility. The 2010 Revolving Credit Facility matures on August 12, 2013. We intend to utilize the availability under the 2010 Revolving Credit Facility for general corporate purposes, including future repayments on our term loans. The 2010 Revolving Credit Facility replaced the five-year $125 million revolving credit facility which we entered into on August 12, 2005 (2005 Revolving Credit Facility), under which we had no borrowings as of its expiration on August 12, 2010. For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the London Interbank Offered Rate (LIBOR) for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which spread ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the Eurodollar Rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which spread ranges from 1.25% to 2.00% per annum. There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility. The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect. In addition, there is a letter of credit fee with respect to outstanding letters of credit. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit. We may elect to prepay the 2010 Revolving Credit Facility at any time. At December 31, 2010, we did not have any outstanding amounts drawn against our 2010 Revolving Credit Facility. At December 31, 2010 we had letters of credit totaling $11.8 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $58.2 million.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of December 31, 2010, we were in compliance with all of the covenants of our credit facilities.

The future minimum principal payments related to our debt at December 31, 2010 are as follows:

In thousands
2011	$133,000
2012	60,000

$193,000

Cash payments for interest were $2.8 million, $8.1 million, and $14.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed as part of our overall market risk monitoring process by establishing and monitoring limits as to the degree of risk that may be undertaken. Credit risk occurs when the counterparty to a derivative contract in which we have an unrealized gain fails to perform according to the terms of the agreement. We seek to minimize our credit risk by entering into transactions with counterparties that maintain high credit ratings.

We designated our interest rate swap as a cash flow hedge. For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded in other comprehensive loss and is recognized as a component of interest expense in the Consolidated Statements of Operations when the hedged item affects results of operations. On a quarterly basis, we assessed the ineffectiveness of the hedging relationship, and any gains or losses related to the ineffectiveness would have been recorded as interest expense in our Consolidated Statements of Operations. There were no components of the derivative instrument that were excluded from the assessment of hedge effectiveness.

As noted above, in September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changed the variable rate cash flow exposure on the $150.0 million notional amount to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we received LIBOR based variable interest rate payments and made fixed interest rate payments, thereby creating fixed rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 Revolving Credit Facility and 2006 Term Loan Facility. As such, we reported the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value was determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). This swap agreement ended on September 30, 2009 and is no longer recorded on our Consolidated Balance Sheet. We reclassified into earnings losses of $4.9 million and $2.7 million for the years ended December 31, 2009 and 2008, respectively, which were related to the swap and previously reported in other comprehensive loss.

Our interest rate derivative did not have any impact on our Consolidated Statement of Operations for the year ended December 31, 2010. The following table presents the impact of our derivative instrument on the Consolidated Statements of Operations for the 2 previous years ended December 31:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
In thousands	2009	2008		2009	2008
Derivatives in Cash Flow
Hedging Relationships
Interest rate swap	$(355)	$(4,591)	Interest expense	$(4,857)	$(2,684)

Total	$(355)	$(4,591)		$(4,857)	$(2,684)

Note F – Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2010	2009	2008
Current
Federal	$18,535	$16,732	$19,502
State and local	3,648	(1,018)	4,153
Foreign	1,618	2,421	1,644

Total current	$23,801	$18,135	$25,299

Deferred
Federal	$8,797	$5,160	$11,703
State and local	441	475	1,555
Foreign	(316)	457	271

Total deferred	$8,922	$6,092	$13,529

Total income tax expense	$32,723	$24,227	$38,828

The United States and foreign components of income before income taxes were as follows:

	Year Ended December 31,
In thousands	2010	2009	2008
United States	$81,230	$63,738	$95,826
Foreign	5,097	8,204	5,743

Total income before income taxes	$86,327	$71,942	$101,569

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2010	Rate	2009	Rate	2008	Rate
Computed expected income tax expense	$30,214	35%	$25,180	35%	$35,550	35%
Net effect of state income taxes	2,437	3%	(935)	-1%	4,081	4%
Production activities deduction	(469)	-1%	(75)	0%	(479)	-1%
Change in beginning of year valuation allowance	40	0%	422	1%	48	0%
Other, net	501	1%	(365)	-1%	(372)	0%

Income tax expense for the period	$32,723	38%	$24,227	34%	$38,828	38%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2010	2009	2008
Results of operations	$32,723	$24,227	$38,828
Stockholders’ equity	(463)	9,052	(14,471)

Total	$32,260	$33,279	$24,357

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2010	2009
Deferred tax assets
Deferred compensation and retirement plan	$22,097	$20,527
Accrued expenses not deductible until paid	8,879	10,022
Employee stock-based compensation	5,980	5,240
State income tax	674	1,215
Accounts receivable, net	1,095	986
Other, net	189	201
Federal net operating loss carryforwards	173	244
Foreign net operating loss carryforwards	2,777	1,127
State net operating loss carryforwards	1,218	798

Total gross deferred tax assets	43,082	40,360
Less valuation allowance	(3,698)	(1,708)

Net deferred tax assets	$39,384	$38,652

Deferred tax liabilities
Property, plant and equipment	$(13,127)	$(12,920)
Goodwill and other intangibles	(102,990)	(93,611)
Other, net	(11)	(196)

Total gross deferred tax liabilities	(116,128)	(106,727)

Net deferred tax liabilities	$(76,744)	$(68,075)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2010 and 2009.

Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related assets and liabilities that give rise to the temporary difference. There are approximately $30.5 million and $28.7 million of deferred tax assets related to non-current items that are netted with long-term deferred tax liabilities at December 31, 2010 and 2009, respectively.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. federal, U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at January 1, 2009	$7,081
Additions for current year tax positions	–
Additions for prior year tax positions	39
Reductions for prior year tax positions	(2,286)
Lapse of statute	(2,247)
Settlements	(1,074)

Balance at December 31, 2009	$1,513

Additions for current year tax positions	$–
Additions for prior year tax positions	24
Reductions for prior year tax positions	(737)
Lapse of statute	(429)

Balance at December 31, 2010	$371

Included in the balance as of December 31, 2010 are $0.4 million of federally effected unrecognized tax benefits that, if recognized, would impact the effective tax rate. We anticipate that it is reasonably possible that we will have a reduction in the liability in the range of $0.2 million to $0.3 million during 2011 as a result of lapsing statutes.

We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Operations. During each of the years ended December 31, 2010 and 2009, we recognized approximately $1.2 million in tax benefits for the reduction of accrued interest and penalties associated with the reduction of the liability for unrecognized tax benefits. We had approximately $0.1 million and $1.2 million of interest and penalties accrued at December 31, 2010 and 2009, respectively.

As of December 31, 2010, we had net operating loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2026.

The valuation allowance for deferred tax assets as of January 1, 2009, was $0.7 million. The valuation allowance at December 31, 2010 and 2009 relates to foreign and state net operating loss carryforwards, which are not expected to be realized.

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

Cash payments for income taxes were $28.2 million, $17.4 million and $28.5 million in 2010, 2009 and 2008, respectively.

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

We performed our annual goodwill impairment testing for both the Direct Marketing and Shoppers segments as of November 30, 2010. As quoted market prices are not available for our reporting units, estimated fair value was determined using a discounted cash flow (DCF) model, a cash flow multiple (CFM) model and with consideration of our overall market capitalization. The DCF and CFM models utilize projected financial results based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, the amount and timing of expected future cash flows, and perpetual growth rates. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

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

Both the Direct Marketing and Shoppers reporting units and all other intangibles with indefinite lives were tested for impairment as of November 30, 2010. Based on the results of our impairment test, we have not recorded an impairment loss related to goodwill or other intangibles with indefinite useful lives in any of the years in the three year period ended December 31, 2010.

The changes in the carrying amount of goodwill are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2008	$385,390	$167,487	$552,877

Purchase accounting adjustments	9	–	9
Balance at December 31, 2009	$385,399	$167,487	$552,886

Purchase consideration	12,765	–	12,765

Balance at December 31, 2010	$398,164	$167,487	$565,651

Other intangibles with indefinite useful lives all relate to trademarks and trade names associated with the Tampa Flyer acquisition in April 2005 and the Aberdeen acquisition in September 2006, and were recorded at fair value.

The carrying amount of other intangibles with indefinite lives for the years ended December 31, 2010 and 2009 was $5.0 million in Direct Marketing and $7.6 million in Shoppers.

Other intangibles with definite useful lives all relate to contact databases, client relationships and non-compete agreements. Other intangibles with definite useful lives are recorded at fair value at the date of the acquisition. Other intangible assets with definite useful lives are amortized on a straight-line basis over their respective estimated useful lives, typically a period of 3 to 10 years, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A $0.5 million other intangible asset was recorded in connection with the August 2010 acquisition of Information Arts. This intangible asset relates to customer relationships existing at the date of the acquisition and is being amortized over a period of 3 years. We have not recorded an impairment loss related to other intangibles with definite useful lives in any of the years during the three year period ended December 31, 2010.

The changes in the carrying amount of other intangibles with definite lives are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2008	$1,239	$4,150	$5,389

Amortization	(716)	(996)	(1,712)

Balance at December 31, 2009	$523	$3,154	$3,677

Purchase consideration	500	–	500
Amortization	(290)	(700)	(990)

Balance at December 31, 2010	$733	$2,454	$3,187

Amortization expense related to other intangibles with definite useful lives was $1.0 million, $1.7 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Expected amortization expense for the next five years is as follows:

In thousands
2011	$841
2012	$815
2013	$735
2014	$622
2015	$175

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

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$135,145	$130,535
Service cost	341	548
Interest cost	7,984	8,153
Actuarial loss	12,493	3,935
Administrative expenses paid	(937)	(904)
Benefits paid	(7,305)	(7,122)

Benefit obligation at end of year	$147,721	$135,145

Change in plan assets
Fair value of plan assets at beginning of year	$86,015	$75,298
Actual return on plan assets	11,897	17,805
Contributions	7,827	938
Administrative expenses paid	(937)	(904)
Benefits paid	(7,305)	(7,122)

Fair value of plan assets at end of year	$97,497	$86,015

Funded status at end of year	$(50,224)	$(49,130)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2010	2009
Current liabilities	$(976)	$(959)
Noncurrent liabilities	(49,248)	(48,171)

	$(50,224)	$(49,130)

The following amounts have been recognized in accumulated other comprehensive loss at December 31:

In thousands	2010	2009
Net loss	$38,370	$36,762
Prior service cost	32	64

	$38,402	$36,826

We plan to make total contributions of $5.2 million to our frozen pension plan in 2011 in order to obtain the Pension Protection Act of 2006 full funding limit exemption. We are not required to make and do not intend to make any contributions to our unfunded pension plan in 2011 other than to the extent needed to cover benefit payments.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
In thousands	2010	2009
Projected benefit obligation	$147,721	$135,145
Accumulated benefit obligation	$146,366	$133,519
Fair value of plan assets	$97,497	$86,015

The non-qualified, unfunded pension plan had an accumulated benefit obligation of $21.3 million and $19.0 million at December 31, 2010 and 2009, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

	Year Ended December 31,
In thousands	2010	2009	2008
Net Periodic Benefit Cost (Pre-tax)
Service cost	$341	$548	$671
Interest cost	7,984	8,153	7,967
Expected return on plan assets	(6,163)	(5,603)	(8,976)
Amortization of prior service cost	54	54	61
Transition obligation	–	10	96
Recognized actuarial loss	4,081	5,744	2,008

Net periodic benefit cost	$6,297	$8,906	$1,827

Amounts Recognized in Other Comprehensive Loss (Pre-tax)
Net loss	$2,681
Prior service cost	(54)

Total benefit recognized in other comprehensive loss	$2,627

Net benefit recognized in net periodic benefit cost and other comprehensive loss	$8,921

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $4.5 million and $0.1 million, respectively.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.20%	6.25%	6.25%
Expected return on plan assets	7.25%	7.75%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

	December 31,
	2010	2009
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.62%	6.20%
Rate of compensation increase	4.00%	4.00%

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

The funded pension plan assets as of December 31, 2010 and 2009, by asset category, are as follows:

In thousands	2010	%	2009	%
Equity securities	$65,388	67%	$59,866	70%
Debt securities	26,766	27%	24,222	28%
Other	5,343	6%	1,927	2%

Total plan assets	$97,497	100%	$86,015	100%

The current economic environment presents employee benefit plans with unprecedented circumstances and challenges, which, in some cases over the last several years, have resulted in large declines in the fair value of investments. The fair values presented have been prepared using values and information available as of December 31, 2010.

The following tables present the fair value measurements of the assets in our funded pension plan:

In thousands	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$65,388	$65,388	$—	$—
Debt securities	26,766	26,766	—	—
Other	5,343	5,343	—	—

Total	$97,497	$97,497	$—	$—

In thousands	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$59,866	$59,866	$—	$—
Debt securities	24,222	24,222	—	—
Other	1,927	1,927	—	—

Total	$86,015	$86,015	$—	$—

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

The following table presents the investments that represented 5% or more of the funded pension plan’s assets as of December 31, 2010 and 2009:

In thousands	2010	%	2009	%
LM Institutional Fund Advisors I, Inc. Western Asset Core Plus	$14,508	15%	$12,961	15%
PIMCO Total Return Fund Institutional Class	$12,255	13%	$11,261	13%

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

The expected future pension benefit payments for the next ten years as of December 31, 2010 are as follows:

In thousands
2011	$7,459
2012	7,823
2013	8,115
2014	8,559
2015	8,859
2016 - 2020	47,994

$88,809

We also sponsor a 401(k) retirement plan in which we match a portion of employees’ voluntary before-tax contributions. Under this plan, both employee and matching contributions vest immediately. Total 401(k) expense recognized in 2010, 2009 and 2008 was $5.3 million, $5.8 million and $6.7 million, respectively.

Note I – Stockholders’ Equity

We paid a quarterly dividend of 7.5 cents per common share in each of the quarters in the years ended December 31, 2010 and 2009. We currently plan to pay a quarterly dividend of 8.0 cents per common share in each of the quarters in 2011, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

We did not repurchase any shares of our common stock under our stock repurchase program in 2010. As of December 31, 2010, we have repurchased 63.9 million shares since the beginning of our January 1997 stock repurchase program. Under this program, we had authorization to repurchase 10.5 million additional shares at December 31, 2010.

During 2010, we received 10,317 shares of our common stock, with an estimated market value of $0.1 million, in connection with stock option exercises and the vesting of non-vested shares. Since January 1997, we have received 1.6 million shares in connection with stock option exercises and the vesting of non-vested shares.

Note J – Stock-Based Compensation

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Operations. For the years ended December 31, 2010, 2009 and 2008, we recorded total stock-based compensation expense of $3.9 million ($2.4 million, net of tax), $3.9 million ($2.6 million, net of tax) and $5.8 million ($3.6 million, net of tax), respectively.

In May 2005, we adopted the 2005 Omnibus Incentive Plan (2005 Plan), a shareholder approved plan, pursuant to which we may issue equity securities to directors, officers and key employees. Under the 2005 Plan we have awarded stock options, non-vested shares and performance stock units. The 2005 Plan replaced the 1991 Stock Option Plan (1991 Plan), a shareholder approved plan, pursuant to which we issued stock options to directors, officers and key employees. No additional options will be granted under the 1991 Plan. As of December 31, 2010, there were 4.0 million shares available for grant under the 2005 Plan.

Stock Options

Under the 2005 Plan, all options have been granted at exercise prices equal to the market value of the common stock on the grant date (2005 Plan options). All 2005 Plan options granted through December 31, 2010 become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of December 31, 2010, 2005 Plan options to purchase 4.8 million shares were outstanding with exercise prices ranging from $6.04 to $28.85 per share.

Under the 1991 Plan, options were granted at exercise prices equal to the market value of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market value of the common stock (1991 Plan performance options). 1991 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of December 31, 2010, 1991 Plan market price options to purchase 2.8 million shares were outstanding with exercise prices ranging from $13.77 to $26.55 per share.

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

The following summarizes all stock option activity during 2010, 2009 and 2008:

	Number of Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at December 31, 2007	6,783,644	$20.71

Granted	1,083,550	15.73
Exercised	(89,707)	12.57		$327
Unvested options forfeited	(535,480)	22.25
Vested options expired	(534,317)	19.04

Options outstanding at December 31, 2008	6,707,690	$20.02

Granted	1,946,000	6.09
Exercised	(7,312)	3.43		$34
Unvested options forfeited	(569,513)	17.35
Vested options expired	(1,081,216)	18.38

Options outstanding at December 31, 2009	6,995,649	$16.63

Granted	1,514,500	11.89
Exercised	(5,550)	13.64		$7
Unvested options forfeited	(282,196)	12.60
Vested options expired	(649,393)	16.50

Options outstanding at December 31, 2010	7,573,010	$15.85	5.43	$12,436

Exercisable at December 31, 2010	3,578,734	$21.17	2.80	$2

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2010. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2010 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2010:

		Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 6.04 – 6.99	1,676,500	7.72	$6.04	–	$–
$ 7.00 – 11.99	1,421,500	8.75	$11.85	625	$11.73
$12.00 – 15.99	1,110,300	4.38	$15.28	571,722	$15.00
$16.00 – 18.99	768,003	1.59	$18.08	743,003	$18.11
$19.00 – 22.99	928,594	2.40	$21.15	928,594	$21.15
$23.00 – 25.70	883,112	3.87	$25.05	809,112	$25.18
$25.71 – 28.85	785,001	5.15	$26.03	525,678	$26.06

	7,573,010	5.43	$15.85	3,578,734	$21.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Expected term (in years)	6.75	6.75	6.75
Expected stock price volatility	36.03%	31.28%	24.60%
Risk-free interest rate	2.70%	2.32%	3.13%
Expected dividend yield	2.42%	2.93%	1.66%

Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. Expected dividend yield is based on historical stock price movement and anticipated future annual dividends over the expected term. Future annual dividends over the expected term are estimated to range between $0.32 and $0.42 per share, with a weighted-average annual dividend of $0.36 per share.

The weighted-average fair value of options granted during 2010, 2009 and 2008 was $3.70, $1.51 and $4.05, respectively. As of December 31, 2010, there was $8.6 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.26 years.

Non-vested Shares

All non-vested shares have been granted under the 2005 Plan. In general, all non-vested shares granted through December 31, 2010 vest 100% on the third anniversary of their date of grant.

The following summarizes all non-vested share activity during 2010, 2009 and 2008:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2007	153,959	$25.41

Granted	57,730	15.90
Vested	(4,335)	17.30
Forfeited	(26,968)	23.30

Non-vested shares outstanding at December 31, 2008	180,386	$22.88

Granted	54,668	6.04
Vested	(65,232)	25.82
Forfeited	(16,082)	21.50

Non-vested shares outstanding at December 31, 2009	153,740	$15.76

Granted	85,747	11.93
Vested	(48,201)	24.79
Forfeited	(10,000)	24.86

Non-vested shares outstanding at December 31, 2010	181,286	$11.05

The fair value of each non-vested share is estimated on the date of grant as the closing market price of our common stock on the date of grant. As of December 31, 2010, there was $0.9 million of total unrecognized compensation cost related to non-vested shares. This cost is expected to be recognized over a weighted average period of approximately 1.89 years.

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

The following summarizes all performance stock unit activity during 2010, 2009 and 2008:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at December 31, 2007	88,450	$25.17

Granted	38,875	15.90
Issued	–	–
Forfeited	(21,975)	21.84

Performance stock units outstanding at December 31, 2008	105,350	$22.44

Granted	–	–
Issued	–	–
Forfeited	(47,900)	24.01

Performance stock units outstanding at December 31, 2009	57,450	$20.52

Granted	–	–
Issued	–	–
Forfeited	(33,200)	24.56

Performance stock units outstanding at December 31, 2010	24,250	$14.98

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2010, none of the performance goals associated with outstanding performance stock units are expected to be achieved. As a result, no compensation expense related to performance stock awards has been recorded in any of the years in the three year period ended December 31, 2010.

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

Note K – Commitments and Contingencies

At December 31, 2010, we had letters of credit in the amount of $12.6 million. No amounts were drawn against these letters of credit at December 31, 2010. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile and general liability.

On January 25, 2010, Harte-Hanks Shoppers, Inc. (Shoppers), a California corporation and a subsidiary of Harte-Hanks, Inc. (Harte-Hanks), reached an agreement in principle with Shoppers employee Frank Gattuso and former employee Ernest Sigala, individually and on behalf of a certified class, to settle and resolve a previously disclosed class action lawsuit filed in 2001 (Frank Gattuso et al. v. Harte-Hanks Inc. et al., as further described below). This agreement in principle has now been reduced to a class settlement agreement which has been executed by the parties, but for which the trial court has not issued a final approval order. Pursuant to the settlement agreement (and subject to certain conditions), Shoppers has agreed to establish a class settlement fund of $7.0 million. In return, each member of the class, including Gattuso and Sigala, has agreed to release all claims against Shoppers and its affiliates that in any way arose from or related to the matters which were the subject of, or could have been the subject of, the claims alleged in the class action lawsuit. Notices to most class members were sent in mid-January.

On March 23, 2001, Shoppers employee Frank Gattuso and former employee Ernest Sigala filed a class action against Shoppers in Los Angeles County Superior Court, claiming, among other related allegations, that Shoppers failed to comply with California Labor Code Section 2802 (“CLC 2802”), which requires an employer to indemnify employees for expenses incurred on behalf of the employer. The plaintiffs alleged that Shoppers failed to reimburse them for expenses of using their automobiles as outside sales representatives, and failed to accurately itemize these expenses on plaintiffs’ wage statements. The class, as certified by the trial court, was limited to California Harte-Hanks outside sales representatives who were not separately reimbursed apart from their base salary and commissions for the expenses they incurred in using their own automobiles after early 1998. The plaintiffs sought indemnification and compensatory damages, statutory damages, exemplary damages, penalties, interest, costs of suit, and attorneys’ fees. Shoppers filed a cross-complaint seeking a declaratory judgment that the plaintiffs were indemnified for their automobile expenses by the higher salaries and commissions paid to them as outside sales representatives. On January 30, 2002, the trial court ruled that CLC 2802 requires employers to reimburse employees for mileage and other expenses incurred in the course of employment, but that an employer is permitted to pay increased wages or commissions instead of indemnifying actual expenses. On May 28, 2003, the trial court denied the plaintiffs’ motion for class certification. On October 27, 2005, the California Court of Appeal issued a unanimous opinion affirming the trial court’s rulings, including the interpretation of CLC 2802 and denial of class certification. On November 23, 2005, the Court of Appeal denied the plaintiffs’ petition for rehearing. On November 5, 2007, the California Supreme Court affirmed the trial court’s ruling that CLC 2802 permits lump sum reimbursement and that an employer may satisfy its obligations to indemnify employees for reasonable and necessary business expenses under CLC 2802 by paying enhanced taxable compensation. The Supreme Court remanded the matter back to the trial court for further proceedings related to class certification and directed the trial court to consider whether the following issues could properly be resolved on a class-wide basis: (1) did Shoppers adopt a practice or policy of reimbursing outside sales representatives for automobile expenses by paying them higher commission rates and base salaries than it paid to inside sales representatives, (2) did Shoppers establish a method to apportion the enhanced compensation payments between compensation for labor performed and expense reimbursement and (3) was the amount paid for expense reimbursement sufficient to fully reimburse the employees for the automobile expenses they reasonably and necessarily incurred. On May 19, 2009, the trial court issued a partial class certification order certifying a class action with respect to the first two foregoing questions and denying class certification on the third foregoing question.

During the fourth quarter of 2009 we accrued the full $7.0 million associated with this agreement. We cannot predict the impact of future developments in this lawsuit or agreement in principle, and any further developments within a particular fiscal quarter may adversely impact our results of operations for that quarter.

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

Note L – Leases

We lease certain real estate and equipment under various operating leases. Most of the leases contain renewal options for varying periods of time. The total rent expense applicable to operating leases was $23.5 million, $27.9 million and $30.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Step rent provisions and escalation clauses, capital improvement funding, rent holidays and other lease concessions are taken into account in computing minimum lease payments. We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2010 are as follows:

In thousands
2011	$16,876
2012	13,838
2013	10,463
2014	6,724
2015	4,289
After 2015	6,178

$58,368

We also lease certain equipment and software under capital leases. Our capital lease obligations at year-end were as follows:

	December 31,
In thousands	2010	2009
Current portion of capital leases	$577	$757
Long-term portion of capital leases	619	1,196

Total capital lease obligations	$1,196	$1,953

The future minimum lease payments for all capital leases operating as of December 31, 2010 are as follows:

In thousands
2011	$621
2012	404
2013	202
2014	39
2015	–
After 2015	–

$1,266

Note M – Selected Quarterly Data (Unaudited)

In thousands, except per share amounts	2010 Quarter Ended				2009 Quarter Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$235,993	$216,745	$207,609	$200,179	$217,489	$209,318	$215,662	$217,674
Operating income	25,109	25,055	22,573	18,316	19,827	23,913	24,932	13,758
Net income	15,604	13,815	13,416	10,769	13,492	14,050	13,058	7,115
Basic earnings per share	$0.25	$0.22	$0.21	$0.17	$0.21	$0.22	$0.21	$0.11
Diluted earnings per share	$0.24	$0.22	$0.21	$0.17	$0.21	$0.22	$0.20	$0.11

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Year Ended December 31,
In thousands, except per share amounts	2010	2009	2008
Basic EPS
Net income	$53,604	$47,715	$62,741

Weighted-average common shares outstanding used in earnings per share computations	63,616	63,557	63,933

Earnings per share	$0.84	$0.75	$0.98

Diluted EPS
Net income	$53,604	$47,715	$62,741

Shares used in diluted earnings per share computations	64,139	63,885	64,104

Earnings per share	$0.84	$0.75	$0.98

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	63,616	63,557	63,933
Weighted-average common equivalent shares—dilutive effect of options and non-vested shares	523	328	171

Shares used in diluted earnings per share computations	64,139	63,885	64,104

For the purpose of calculating the shares used in the diluted EPS calculations, 6.0 million, 5.3 million and 7.3 million anti-dilutive options have been excluded from the EPS calculations for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. Our Shoppers clients range from large national companies to local neighborhood businesses to individuals with a single item for sale. The segment’s core clients are local service businesses and small retailers. Shoppers client base is entirely domestic. At December 31, 2010, our Shoppers publications were zoned into approximately 950 separate editions with total circulation of approximately 11.2 million shopper packages in California and Florida each week.

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

	Year Ended December 31,
In thousands	2010	2009	2008
Revenues
Direct Marketing	$601,283	$585,988	$732,740
Shoppers	259,243	274,155	350,081

Total revenues	$860,526	$860,143	$1,082,821

Operating income
Direct Marketing	$86,748	$95,812	$103,121
Shoppers	15,602	(1,354)	25,884
Corporate Activities	(11,297)	(12,028)	(11,688)

Total operating income	$91,053	$82,430	$117,317

Income before income taxes
Operating income	$91,053	$82,430	$117,317
Interest expense	(2,824)	(8,150)	(14,201)
Interest income	200	182	378
Other, net	(2,102)	(2,520)	(1,925)

Income before income taxes	$86,327	$71,942	$101,569

Depreciation
Direct Marketing	$16,792	$20,489	$25,350
Shoppers	5,632	7,750	8,056
Corporate Activities	13	26	23

Total depreciation	$22,437	$28,265	$33,429

Other intangible amortization
Direct Marketing	$290	$716	$1,903
Shoppers	700	996	1,047

Total intangible amortization	$990	$1,712	$2,950

Capital expenditures
Direct Marketing	$15,992	$7,475	$17,116
Shoppers	1,388	1,536	2,814
Corporate Activities	69	–	17

Total capital expenditures	$17,449	$9,011	$19,947

	December 31,
In thousands	2010	2009
Total assets
Direct Marketing	$603,788	$579,821
Shoppers	235,408	237,159
Corporate Activities	87,684	91,171

Total assets	$926,880	$908,151

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2010	2009	2008
Revenues [a]
United States	$768,011	$772,314	$980,236
Other countries	92,515	87,829	102,585

Total revenues	$860,526	$860,143	$1,082,821

	December 31,
In thousands	2010	2009
Property, plant and equipment [b]
United States	$65,764	$69,864
Other countries	6,895	8,535

Total long-lived assets	$72,659	$78,399

a	Geographic revenues are based on the location of the service being performed.
b	Property, plant and equipment are based on physical location.

INDEX TO EXHIBITS

We are incorporating certain exhibits listed below by reference to other Harte-Hanks filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Exhibit No.	Description of Exhibit
Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K dated December 6, 2010).

Credit Agreements

10.1(a)	Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative agent, dated September 6, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 6, 2006).

10.1(b)	First Amendment to Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A., as administrative Agent, dated September 18, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 18, 2006).

10.1(c)	Term Loan Agreement by and between the Company and Wells Fargo Bank, N.A, as administrative agent, dated March 7, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2008).

10.1(d)	Revolving Credit Agreement dated as of August 12, 2010 between Harte-Hanks, Inc., each lender from time to time party hereto, and Bank of America, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K, dated August 12, 2010).

10.1(e)	First Amendment to Term Loan Agreement dated as of August 12, 2010 between Harte- Hanks, Inc., and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Form 8-K, dated August 12, 2010).

10.1(f)	Second Amendment to Term Loan Agreement dated as of August 12, 2010 between Harte-Hanks, Inc., and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.3 to the Company’s Form 8-K, dated August 12, 2010).

Management and Director Compensatory Plans and Forms of Award Agreements

10.2(a)	Harte-Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 27, 2008).

10.2(b)	Harte-Hanks, Inc. Deferred Compensation Plan (As Amended and Restated

1

Effective January 1, 2008) (filed as Exhibit 10.3 to the Company’s Form 10-K dated June 27, 2008).

10.2(c)	Harte-Hanks, Inc. 1998 Director Stock Plan (filed as Exhibit 10(h) to the Company’s Form 10-Q for the six months ended June 30, 1998).

10.2(d)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the six months ended June 30, 1996).

10.2(e)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998).

10.2(f)	Form of Non Qualified Stock Option Agreement for employees granted under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(g)	Form of Non Qualified Stock Option Agreement for directors granted Under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(h)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 6, 1997, September 24, 1997, January 7, 1998 and January 28, 1998 (filed as Exhibit 10.2.a to the Company’s Form 8-K dated December 15, 2005).

10.2(i)	Form of Non-Qualified Performance Stock Option Agreement for grants dated January 12, 1999 and January 25, 1999 (filed as Exhibit 10.2.b to the Company’s Form 8-K dated December 15, 2005).

10.2(j)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for certain officers (filed as Exhibit 10.1.a to the Company’s Form 8-K dated December 15, 2005).

10.2(k)	Form of Amendment to Harte-Hanks, Inc. Non-Qualified Performance Stock Option Agreement for non-officers (filed as Exhibit 10.1.b to the Company’s Form 8-K dated December 15, 2005).

10.2(l)	Harte-Hanks, Inc. 2005 Omnibus Incentive Plan (As Amended and Restated Effective February 13, 2009) (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 13, 2009).

10.2(m)	Amendment to Harte-Hanks, Inc. 2005 Omnibus Incentive Plan, dated as of May 12, 2009 (incorporated by reference to Exhibit 4.4 to Harte-Hanks Registration Statement on Form S-8, filed on May 12, 2009).

10.2(n)	Form of 2005 Omnibus Non-Qualified Stock Option Agreement (filed as Exhibit 10(p) to the Company’s Form 10-K for the year ended December 31, 2005).

2

10.2(o)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 25, 2006).

10.2(p)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 25, 2006).

10.2(q)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated January 25, 2006).

10.2(r)	Summary of Non-Employee Directors’ Compensation (filed as Exhibit 10.1(q) to the Company’s Form 10-K for the fiscal year ended December 31, 2008).

Executive Officer Employment and Separation Agreements

10.3(a)	Transition and Consulting Agreement, dated as of August 29, 2007, by and between the Company and Richard Hochhauser (filed as Exhibit 10.1 to the Company’s Form 8-K dated August 29, 2007).

10.3(b)	Form of Change of Control Severance Agreement between the Company and its President and Chief Executive Officer and its Executive Vice Presidents (other than Peter E. Gorman) and Senior Vice Presidents, dated as of June 27, 2008 (filed as Exhibit 10.4 to the Company’s Form 8-K, dated June 27, 2008).

10.3(c)	Form of Severance Agreement between the Company and Peter E. Gorman, dated as of June 27, 2008 (filed as Exhibit 10.5 to the Company’s Form 8-K, dated June 27, 2008).

10.3(d)	Form of Change of Control Severance Agreement between the Company and its Vice Presidents, dated as of June 27, 2008 (filed as Exhibit 10.6 to the Company’s Form 8-K, dated June 27, 2008).

10.3(e)	Form of Non-Compete Agreement signed by certain officers and certain employees of the Company (filed as Exhibit 10.4 to the Company’s Form 8-K dated January 25, 2006).

10.3(f)	Transition Agreement, dated as of December 15, 2008, by and between the Company and Dean Blythe (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 15, 2008).

3

Other Exhibits

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable

4