Form 10-Q
period 2011-03-31
HARTE HANKS INC
filed 2011-05-02
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2011 was 63,776,043 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2011

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$63,112	$85,996
Accounts receivable (less allowance for doubtful accounts of $2,860 at March 31, 2011 and $3,103 at December 31, 2010)	142,916	151,006
Inventory	8,593	7,324
Prepaid expenses	10,569	8,943
Current deferred income tax asset	8,256	8,911
Other current assets	6,699	6,283

Total current assets	240,145	268,463

Property, plant and equipment (less accumulated depreciation of $252,488 at March 31, 2011 and $253,730 at December 31, 2010)	71,637	72,659
Goodwill, net	565,651	565,651
Other intangible assets (less accumulated amortization of $15,152 at March 31, 2011 and $14,942 at December 31, 2010)	15,578	15,788
Other assets	4,362	4,319

Total assets	$897,373	$926,880

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$179,250	$133,000
Accounts payable	47,206	56,085
Accrued payroll and related expenses	14,080	24,780
Customer advances and deferred revenue	37,267	36,384
Income taxes payable	2,890	2,247
Other current liabilities	22,383	28,017

Total current liabilities	303,076	280,963

Long-term debt	—	60,000
Other long-term liabilities (including deferred income taxes of $89,798 at March 31, 2011 and $85,655 at December 31, 2010)	151,049	148,094

Total liabilities	454,125	489,057

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,439,954 shares issued at March 31, 2011 and 118,296,334 shares issued at December 31, 2010	118,440	118,296
Additional paid-in capital	337,851	336,795
Retained earnings	1,255,219	1,252,438
Less treasury stock: 54,669,024 shares at cost at March 31, 2011 and 54,664,293 shares at cost at December 31, 2010	(1,236,049)	(1,236,024)
Accumulated other comprehensive loss	(32,213)	(33,682)

Total stockholders’ equity	443,248	437,823

Total liabilities and stockholders’ equity	$897,373	$926,880

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating revenues	$200,306	$200,179

Operating expenses
Labor	89,009	85,642
Production and distribution	76,269	73,004
Advertising, selling, general and administrative	15,340	17,210
Depreciation and software amortization	5,159	5,700
Intangible asset amortization	210	307

Total operating expenses	185,987	181,863

Operating income	14,319	18,316

Other expenses (income)
Interest expense	636	713
Interest income	(69)	(26)
Other, net	642	(341)

	1,209	346

Income before income taxes	13,110	17,970
Income tax expense	5,193	7,201

Net income	$7,917	$10,769

Basic earnings per common share	$0.12	$0.17

Weighted-average common shares outstanding	63,705	63,598

Diluted earnings per common share	$0.12	$0.17

Weighted-average common and common equivalent shares outstanding	64,244	64,098

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$7,917	$10,769
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation and software amortization	5,159	5,700
Intangible asset amortization	210	307
Stock-based compensation	1,089	950
Excess tax benefits from stock-based compensation	(206)	—
Net pension cost	1,530	1,574
Deferred income taxes	3,656	1,783
Other, net	(26)	1
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	8,090	10,708
Increase in inventory	(1,269)	(925)
Increase in prepaid expenses and other current assets	(2,042)	(2,571)
(Decrease) increase in accounts payable	(8,879)	6,263
(Decrease) increase in other accrued expenses and other current liabilities	(15,189)	1,691
Other, net	(1,228)	(2,242)

Net cash (used in) provided by operating activities	(1,188)	34,008

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,372)	(3,941)
Proceeds from sale of property, plant and equipment	450	111

Net cash used in investing activities	(3,922)	(3,830)

Cash Flows from Financing Activities
Repayment of borrowings	(13,750)	(11,063)
Issuance of common stock	621	—
Excess tax benefits from stock-based compensation	206	—
Dividends paid	(5,136)	(4,786)

Net cash used in financing activities	(18,059)	(15,849)

Effect of exchange rate changes on cash and cash equivalents	285	(463)
Net (decrease) increase in cash and cash equivalents	(22,884)	13,866
Cash and cash equivalents at beginning of year	85,996	86,598

Cash and cash equivalents at end of period	$63,112	$100,464

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2011 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2009	$118,243	$333,612	$1,217,975	$(1,236,217)	$(31,970)	$401,643
Exercise of stock options and release of nonvested shares	53	22	—	(124)	—	(49)
Net tax effect of options exercised and release of nonvested shares	—	(588)	—	—	—	(588)
Stock-based compensation	—	3,907	—	—	—	3,907
Dividends paid ($0.30 per share)	—	—	(19,141)	—	—	(19,141)
Treasury stock issued	—	(158)	—	317	—	159
Comprehensive income:
Net income	—	—	53,604	—	—	53,604
Adjustment to pension liability (net of tax benefit of $1,051)	—	—	—	—	(1,576)	(1,576)
Foreign currency translation adjustment	—	—	—	—	(136)	(136)

Total comprehensive income						51,892

Balance at December 31, 2010	118,296	336,795	1,252,438	(1,236,024)	(33,682)	437,823
Exercise of stock options and release of nonvested shares	144	477	—	(98)	—	523
Net tax effect of options exercised and release of nonvested shares	—	(479)	—	—	—	(479)
Stock-based compensation	—	1,089	—	—	—	1,089
Dividends paid ($0.08 per share)	—	—	(5,136)	—	—	(5,136)
Treasury stock issued	—	(31)	—	73	—	42
Comprehensive income:
Net income	—	—	7,917	—	—	7,917
Adjustment to pension liability (net of tax expense of $457)	—	—	—	—	685	685
Foreign currency translation adjustment	—	—	—	—	784	784

Total comprehensive income						9,386

Balance at March 31, 2011	$118,440	$337,851	$1,255,219	$(1,236,049)	$(32,213)	$443,248

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A – Basis of Presentation

Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and its subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparative purposes. In the Condensed Consolidated Balance Sheets, amounts related to postage deposits in our Direct Marketing business have been reclassified from the line item “Prepaid expenses” to the line item “Other current assets”, and amounts related to postage advances from our Direct Marketing customers have been reclassified from the line item “Customer advances and deferred revenue” to the line item “Other current liabilities”. We believe the new classification more accurately reflects each of these postage items as the cost of mailings in our Direct Marketing business is borne by our clients and is not directly reflected in our revenues or expenses.

As used in this report, the terms “Harte-Hanks,” “we,” “us” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Note B – Recent Accounting Pronouncements

In the first quarter of 2011, we adopted Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition - Multiple-Element Arrangements (ASC Subtopic 605-25). ASC Subtopic 605-25 provides principles for allocation of consideration among multiple-elements in an arrangement, allowing more flexibility in identifying and accounting for revenue from separate deliverables under an arrangement. ASC Subtopic 605- 25 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASC Subtopic 605-25 did not have a material effect on our consolidated financial statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

In the first quarter of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, and requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 roll forward disclosures, we adopted the provisions of ASU 2010-06 in the first quarter of 2010. This adoption did not affect our consolidated financial statements. We adopted the provisions of ASU 2010-06 related to the new Level 3 roll forward disclosures in the first quarter of 2011. This adoption did not affect our consolidated financial statements.

In the first quarter of 2011, we adopted ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires public entities to disclose certain pro forma information about the revenue and earnings of the combined entity within the notes to the financial statements when a business combination occurs. The pro forma revenue and earnings of the combined entity must be presented as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also requires that this disclosure include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This adoption did not affect our consolidated financial statements.

Note C – Income Taxes

Our first quarter 2011 income tax provision of $5.2 million resulted in an effective income tax rate of 39.6%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2011. The effective income tax rate calculated for the first quarter of 2011 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte-Hanks or one of our subsidiaries files income tax returns at the federal level in the U.S., as well as in various U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2006. For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2007.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a reconciliation of the change in unrecognized tax benefits, excluding the effect of related penalties and interest and the federal effect of state unrecognized tax benefits (in thousands):

Balance at January 1, 2011	$371
Additions for current year tax positions	—
Additions for prior year tax positions	41
Reductions for prior year tax positions	—
Lapse of statute	—
Settlements	—

Balance at March 31, 2011	$412

Included in the balance of unrecognized tax benefits as of March 31, 2011 are $0.4 million of federally effected tax benefits that, if recognized, would impact our effective tax rate. We anticipate that it is reasonably possible that we will have a reduction in our liability related to filing positions in the range of $0.2 million to $0.3 million within the next twelve months as a result of lapsing statutes.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Operations. We had approximately $0.1 million of interest and penalties accrued at March 31, 2011 and December 31, 2010.

Note D – Stock-Based Compensation

We recognized $1.1 million and $1.0 million of stock-based compensation during the three months ended March 31, 2011 and 2010, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2011, consistent with the timing of previous annual grants. These grants consisted of:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Stock options	360,500	$4.10
Non-vested shares	300,224	$12.32
Performance stock units	188,800	$11.34

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

All stock options granted in the first quarter of 2011 have exercise prices equal to the market value of the common stock on the date of grant. Market value is defined by the 2005 Omnibus Incentive Plan (2005 Plan) as the closing price on the previous trading day. The weighted-average exercise price of options granted in the first quarter of 2011 was $12.32.

All options granted in the first quarter of 2011 were granted under the 2005 Plan. These options become exercisable in 25% increments on the first, second, third and fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. All 2005 Plan options granted prior to 2011 become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

All non-vested shares have been granted under the 2005 Plan. In general, all non-vested shares granted prior to 2011 vest 100% on the third anniversary of their date of grant. 238,666 of the non-vested shares granted in the first quarter of 2011 vest in three equal increments on the first, second and third anniversaries of their date of grant. The remaining 61,558 non-vested shares granted in the first quarter of 2011 vest 100% on the third anniversary of their date of grant.

All performance stock units have been granted under the 2005 Plan. Performance stock units are a form of share-based awards similar to non-vested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over a three-year period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the maximum in a range between 0% and 100%.

Note E – Fair Value of Financial Instruments

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

The carrying values and estimated fair values of our outstanding debt were as follows:

	March 31, 2011		December 31, 2010
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$179,250	$178,079	$193,000	$190,583

The estimated fair values were calculated using current rates proposed to us by our bankers for debt of the same remaining maturity and characteristics.

Note F – Earnings Per Share

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

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2011	2010
BASIC EPS
Net Income	$7,917	$10,769

Weighted-average common shares outstanding used in earnings per share computations	63,705	63,598

Earnings per common share	$0.12	$0.17

DILUTED EPS
Net Income	$7,917	$10,769

Shares used in diluted earnings per share computations	64,244	64,098

Earnings per common share	$0.12	$0.17

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,705	63,598
Weighted-average common equivalent shares - dilutive effect of stock options and awards	539	500

Shares used in diluted earnings per share computations	64,244	64,098

5.6 million and 5.8 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2011 and 2010, respectively.

Note G – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Information about the operations of our two business segments follows:

	Three Months Ended March 31,
In thousands	2011	2010
Operating revenues
Direct Marketing	$141,081	$134,495
Shoppers	59,225	65,684

Total operating revenues	$200,306	$200,179

Operating income
Direct Marketing	$15,980	$16,852
Shoppers	1,247	4,168
Corporate Activities	(2,908)	(2,704)

Total operating income	$14,319	$18,316

Income before income taxes
Operating income	$14,319	$18,316
Interest expense	(636)	(713)
Interest income	69	26
Other, net	(642)	341

Total income before income taxes	$13,110	$17,970

Note H – Components of Net Periodic Pension Benefit Cost

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2011	2010

Service cost	$114	$85
Interest cost	2,030	1,996
Expected return on plan assets	(1,756)	(1,541)
Amortization of prior service cost	12	14
Recognized actuarial loss	1,130	1,020

Net periodic benefit cost	$1,530	$1,574

We plan to make total contributions of approximately $5.2 million to our funded, frozen pension plan in 2011 in order to obtain the Pension Protection Act of 2006 full funding limit exemption. We made contributions of $0.8 million in the first quarter of 2011. We plan to make contributions of $1.1 million in the second quarter, $2.3 million in the third quarter and $1.1 million in the fourth quarter of 2011, respectively.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2011 other than to the extent needed to cover benefit payments. We expect benefit payments under this supplemental pension plan to total $1.0 million in 2011.

Note I – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended March 31,
In thousands	2011	2010

Net income	$7,917	$10,769
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $457 in 2011 and $414 in 2010)	685	620
Foreign currency translation adjustment	784	(1,801)

Total comprehensive income	$9,386	$9,588

Note J – Goodwill

As of March 31, 2011 and December 31, 2010, we had goodwill of $565.7 million. Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired. Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance. We perform our annual goodwill impairment assessment as of November 30th of each year.

Due to the continued difficult economic climates in California and Florida, we reviewed the significant assumptions in our Shoppers’ goodwill analysis during the first quarter of 2011 in order to determine if it was more likely than not that our reporting units’ fair values were less than their carrying values. The analyses focused on our current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing our reporting units’ fair values. Based on these analyses, we determined that we did not have any triggering events requiring us to perform a goodwill assessment during the three months ended March 31, 2011.

Note K – Litigation Contingencies

On January 25, 2010, Harte-Hanks Shoppers, Inc. (Shoppers), a California corporation and a subsidiary of Harte-Hanks, Inc. (Harte-Hanks), reached an agreement in principle with Shoppers employee Frank Gattuso and former employee Ernest Sigala, individually and on behalf of a certified class, to settle and resolve a previously disclosed class action lawsuit filed in 2001 (Frank Gattuso et al. v. Harte-Hanks Inc. et al., as further described below). This agreement in principle has now been reduced to a class settlement agreement which has been executed by the parties, but for which the trial court has not issued a final approval order. Pursuant to the settlement agreement (and subject to certain conditions), Shoppers has agreed to establish a class settlement fund of $7.0 million. In return, each member of the class, including Gattuso and Sigala, has agreed to release all claims against Shoppers and its affiliates that in any way arose from or related to the matters which were the subject of, or could have been the subject of, the claims alleged in the class action lawsuit. Notices to the class members were sent in the first quarter of 2011.

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

During the fourth quarter of 2009 we accrued the full $7.0 million associated with this agreement. Based upon the claims received from the class members through March 31, 2011 and projections of claims to be received in the future, we reversed $0.8 million of this accrual in the first quarter of 2011. We cannot predict the impact of future developments in this lawsuit or agreement in principle, and any further developments within a particular fiscal quarter may adversely impact our results of operations for that quarter.

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2011 earnings release issued on April 28, 2011. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte-Hanks, Inc. (Harte-Hanks). This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2010 Form 10-K. Our 2010 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

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

Revenues from the Direct Marketing segment represented approximately 70% of our total revenue for the three months ended March 31, 2011.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by mail to households and businesses in a particular geographic area. Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow. Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers business also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. These sites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites®. PowerSites are templated websites for our customers, optimized to help small and medium sized business owners establish a web presence and improve their lead generation. At March 31, 2011, we are publishing approximately 6,000 PowerSites weekly. At March 31, 2011, our Shoppers publications were zoned into approximately 950 separate editions with total circulation of approximately 11.2 million shopper packages in California and Florida each week.

Revenues from the Shoppers segment represented approximately 30% of our total revenue for the three months ended March 31, 2011.

We derive revenues from the sale of direct marketing services and shopper advertising services.

As a worldwide business, Direct Marketing is affected by general national and international economic trends. Direct Marketing revenues are also affected by economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors. The first quarter of 2011 was the third consecutive quarter that Direct Marketing has shown good year-over-year growth. We remain committed to making the investments necessary to execute our multichannel strategy while also adjusting our cost structure to reduce costs in the parts of the business that are not growing as fast. We believe these actions will improve our profitability in future periods.

Our Shoppers operate in regional markets in California and Florida and are greatly affected by the strength of the state and local economies. Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California and Florida in which we operate. During the first quarter of 2011, the negative trends and economic conditions that we have experienced since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread and persist across virtually all categories. We see no noticeable improvement in the California and Florida economies and we expect to have further challenges before performance improves. In response, we are making additional staff reductions and evaluating our current structure. We continue to invest in our digital strategy where we are seeing excellent revenue growth while adding tremendous value for our advertisers. We believe that the steps we are taking to improve overall efficiency, combined with our digital strategy, will make our Shoppers business well positioned when the economies in California and Florida improve.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands, except per share amounts	Three months ended
	March 31, 2011	March 31, 2010	Change

Revenues	$200,306	$200,179	0.1%
Operating expenses	185,987	181,863	2.3%

Operating income	$14,319	$18,316	-21.8%

Net income	$7,917	$10,769	-26.5%

Diluted earnings per share	$0.12	$0.17	-29.4%

1st Quarter 2011 vs. 1st Quarter 2010

Revenues

Consolidated revenues increased 0.1%, to $200.3 million, and operating income decreased 21.8% to $14.3 million in the first quarter of 2011 compared to the first quarter of 2010. Our overall results reflect increased revenues of $6.6 million, or 4.9%, from our Direct Marketing segment and decreased revenues of $6.5 million, or 9.8%, from our Shoppers segment. Direct Marketing experienced increased revenues from our select, retail and financial verticals, which were partially offset by decreased revenues from our high-tech and healthcare vertical markets. The August 31, 2010 acquisition of Information Arts also contributed to Direct Marketing’s first quarter revenue growth. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses increased 2.3%, to $186.0 million, in the first quarter of 2011 compared to the first quarter of 2010. The overall increase in operating expenses was driven by increased operating expenses in Direct Marketing of $7.5 million, or 6.3%, and an increase in general corporate expense of $0.2 million, or 7.5%, partially offset by decreased operating expenses in Shoppers of $3.5 million, or 5.8%. The acquisition of Information Arts contributed to the first quarter increase in Direct Marketing operating expenses. The remaining increase at Direct Marketing was primarily due to higher mail supply chain costs, increased outsourced costs resulting from increased outsourced volumes, and increased headcounts to support revenues. The decrease at Shoppers was primarily due to lower postage costs from a decline in distribution volumes and the elimination of the second day edition in southern California, decreased bad debt expense due to recoveries and reductions of reserves, lower payroll expenses as a result of lower ad sales and headcount reductions, and a reduction in a legal accrual based upon projected claims receipts in a legal settlement. These decreases at Shoppers were partially offset by an increase in severance.

Net Income/Earnings Per Share

Net income decreased 26.5%, to $7.9 million, and diluted earnings per share decreased 29.4%, to $0.12 per share, in the first quarter of 2011 when compared to the first quarter of 2010. The decrease in net income was a result of decreased operating income from Shoppers and Direct Marketing, changes in net foreign currency transaction gains and losses, and higher general corporate expense. This decrease was partially offset by less interest expense and a lower tax rate.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended
In thousands	March 31, 2011	March 31, 2010	Change

Revenues	$141,081	$134,495	4.9%
Operating expenses	125,101	117,643	6.3%

Operating income	$15,980	$16,852	-5.2%

1st Quarter 2011 vs. 1st Quarter 2010

Revenues

Direct Marketing revenues increased $6.6 million, or 4.9%, in the first quarter of 2011 compared to the first quarter of 2010. These results reflect an increase of over 20% from our select vertical compared to the first quarter of 2010. Our retail vertical experienced revenue growth in the low double digits (as a percentage) and our financial vertical grew in the mid single digits. Our high-tech and healthcare verticals declined in the high single digits. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. The acquisition of Information Arts also contributed to the first quarter revenue growth.

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

Operating Expenses

Operating expenses increased $7.5 million, or 6.3%, in the first quarter of 2011 compared to the first quarter of 2010. The acquisition of Information Arts contributed to the first quarter increase in operating expenses. Labor costs increased $3.4 million, or 5.4%, due to increased headcounts to support revenues. This increase was partially offset by decreased healthcare expense and lower stock-based compensation. Production and distribution costs increased $4.0 million, or 10.3%, due to higher mail supply chain costs on higher transportation volumes and increased outsourced costs resulting from increased outsourced volumes. General and administrative expense increased $0.3 million, or 2.8%, due primarily to an increase in travel, employee recruiting and outside sales commissions. Depreciation and software amortization expense decreased $0.3 million, or 7.3%, due to decreased capital expenditures over the last few years. Intangible asset amortization was up slightly due to the Information Arts acquisition in August 2010.

Direct Marketing’s largest cost components are labor, outsourced costs and mail supply chain costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Mail supply chain costs have increased significantly over the last several quarters due to demand and supply issues within the transportation industry, contributing to the overall increase in operating expenses. Future changes in mail supply chain costs will continue to impact Direct Marketing’s total production costs and total operating expenses, and may have an impact on future demand for our supply chain management.

Shoppers

	Three months ended
In thousands	March 31, 2011	March 31, 2010	Change

Revenues	$59,225	$65,684	-9.8%
Operating expenses	57,978	61,516	-5.8%

Operating income	$1,247	$4,168	-70.1%

1st Quarter 2011 vs. 1st Quarter 2010

Revenues

Shoppers revenues decreased $6.5 million, or 9.8%, in the first quarter of 2011 compared to the first quarter of 2010. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories. At March 31, 2011, our Shoppers circulation reached approximately 11.2 million addresses each week. While we have not made any significant changes to our circulation since February of 2009, we continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Future revenue performance will depend on, among other factors, the overall strength of the California and Florida economies, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Operating expenses decreased $3.5 million, or 5.8%, in the first quarter of 2011 compared to the first quarter of 2010. Total labor costs decreased $0.5 million, or 2.3%, due to lower variable payroll costs from lower ad sales, headcount reductions, lower incentive compensation and decreased healthcare expense, partially offset by higher severance costs. Total production costs decreased $0.7 million, or 2.1%, due primarily to decreased postage costs as a result of a decline in distribution volumes and the elimination of the second day edition in southern California, and decreased facility lease costs due to sales office closures. These decreases were partially offset by increased outside printing costs and newsprint expense, both a result of higher paper rates. Total general and administrative costs decreased $2.0 million, or 39.2%, due primarily to a reduction in a legal accrual and a decrease in bad debt expense, primarily due to recoveries and reductions of reserves related to a specific customer. Depreciation and software amortization expense decreased $0.2 million, or 15.4%, due to decreased capital expenditures in the last few years. Intangible asset amortization decreased $0.1 million, or 42.8%, as certain intangible assets became fully amortized.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates have increased in recent years, and increased again in April 2011. Shoppers’ postage rates increased by less than 1.0% as a result of the April 2011 rate increase. We believe the next postal rate increase will likely occur in the first quarter of 2012 and will be capped at the consumer price index level in accordance with the regulations in effect at this time. Any future changes in postage rates will affect Shoppers’ production costs. The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access. We do not believe the proposed changes will have a material impact on our Shoppers business. Shoppers’ newsprint prices increased in the second half of 2010 and continued to increase in the first quarter of 2011, contributing to the increase in Shoppers paper costs. Newsprint prices are expected to continue to increase in the second quarter of 2011 and then remain at those levels for the second half of 2011. Any future changes in newsprint prices will affect Shoppers’ production costs.

General Corporate Expense

General corporate expense increased $0.2 million, or 7.5%, in the first quarter of 2011 compared to the first quarter of 2010. This increase was due primarily to an increase in stock-based compensation.

Interest Expense

Interest expense decreased $0.1 million, or 10.8%, in the first quarter of 2011 compared to the first quarter of 2010. This decrease is primarily due to lower outstanding debt levels during the first quarter of 2011 compared to the first quarter of 2010.

Interest Income

Interest income was up slightly in the first quarter of 2011 compared to the first quarter of 2010 due to higher returns on invested cash and cash equivalents.

Other Income and Expense

Other expense, net, increased $1.0 million, or 288.3%, in the first quarter of 2011 compared to the first quarter of 2010. This change was primarily due to changes in net foreign currency transaction gains and losses.

Income Taxes

Income tax expense decreased $2.0 million in the first quarter of 2011 compared to the first quarter of 2010. Our effective tax rate was 39.6% for the first quarter of 2011, decreasing from 40.1% for the first quarter of 2010. The decrease in the effective tax rate is primarily due to a discrete increase in state income tax that occurred in the first quarter of 2010.

Economic Climate and Impact on our Financial Statements

The current economic climate in California and Florida has had a negative impact on our Shoppers’ operations and cash flows for the three months ended March 31, 2011, and our financial position at March 31, 2011. We cannot predict the timing, strength or duration of the current difficult economic environment in California and Florida or any subsequent improvement. If the economic climate and markets we serve deteriorate, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2011, cash and cash equivalents were $63.1 million, decreasing $22.9 million from cash and cash equivalents at December 31, 2010. This net decrease was a result of net cash used in operating activities of $1.2 million, net cash used in investing activities of $3.9 million, net cash used in financing activities of $18.1 million and $0.3 million from the effect of exchange rate changes.

Operating Activities

Net cash used in operating activities in the first quarter of 2011 was $1.2 million, compared to cash provided by operating activities of $34.0 million in the first quarter of 2010. The $35.2 million year-over-year decrease was primarily attributable to changes within working capital assets and liabilities and a decrease in net income.

In the first quarter of 2011, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to higher revenues in the fourth quarter of 2010 than in the first quarter of 2011. Days sales outstanding of approximately 65 days at March 31, 2011 increased from 60 days at March 31, 2010 and 59 days at December 31, 2010;

•	An increase in inventory due to increased newsprint prices as well as purchasing and holding higher levels of newsprint inventory in advance of anticipated future increases in newsprint prices;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable due to higher overall operating expenses in the fourth quarter of 2010 than in the first quarter of 2011;

•	A decrease in accrued payroll and related expenses due to the payment of 2010 incentive compensation;

•	A decrease in customer deposits, unearned revenue and other current liabilities due to timing of receipts; and

•	An increase in income taxes payable due to the timing of payments.

Investing Activities

Net cash used in investing activities was $3.9 million in the first quarter of 2011, compared to $3.8 million in the first quarter of 2010. The $0.1 million increase is the result of a $0.4 million increase in capital spending, partially offset by an increase in proceeds from the sale of property, plant and equipment in the first quarter of 2011 compared to the first quarter of 2010.

Financing Activities

Net cash used in financing activities was $18.1 million in the first quarter of 2011 compared to $15.8 million in the first quarter of 2010. The $2.2 million increase is attributable primarily to $2.7 million more net debt repayments in the first quarter of 2011 than in the first quarter of 2010.

Credit Facilities

On September 6, 2006, we entered into a five-year $200 million term loan facility (2006 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2006 Term Loan Facility matures on September 6, 2011. For each borrowing under the 2006 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2006 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2006 Term Loan Facility) then in effect, and ranges from 0.315% to 0.60% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus 0.50%. There is a facility fee that we are also required to pay under the 2006 Term Loan Facility that is based on a facility fee rate applied to the outstanding principal balance owed under the 2006 Term Loan Facility. The facility fee rate ranges from 0.085% to 0.15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2006 Term Loan Facility at any time without incurring any prepayment penalties. At March 31, 2011, we had $107.3 million outstanding under the 2006 Term Loan Facility.

On March 7, 2008, we entered into a new four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2008 Term Loan Facility matures on March 7, 2012. For each borrowing under the 2008 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2008 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2008 Term Loan Facility) then in effect, and ranges from 0.40% to 0.75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus 0.50%. There is a facility fee that we are also required to pay under the 2008 Term Loan Facility that is based on a rate applied to the outstanding principal balance owed under the 2008 Term Loan Facility. The facility fee rate ranges from 0.10% to 0.25% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2008 Term Loan Facility at any time without incurring any prepayment penalties. At March 31, 2011, we had $72.0 million outstanding under the 2008 Term Loan Facility.

On August 12, 2010, we entered into a new three-year $70 million revolving credit facility, which includes a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent. The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility. The 2010 Revolving Credit Facility matures on August 12, 2013. For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the Eurodollar Rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum. There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility. The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect. In addition, there is a letter of credit fee with respect to outstanding letters of credit. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit. We may elect to prepay the 2010 Revolving Credit Facility at any time. At March 31, 2011, we did not have any outstanding amounts drawn against our 2010 Revolving Credit Facility. At March 31, 2011 we had letters of credit totaling $11.8 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $58.2 million.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of March 31, 2011, we were in compliance with all of the covenants of our credit facilities.

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

As of March 31, 2011, we had $58.2 million of unused borrowing capacity under our 2010 Revolving Credit Facility and a cash balance of $63.1 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock through the end of 2011. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the United States and other economies. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results. Both the 2006 Term Loan Facility and the 2008 Term Loan Facility mature in the next 12 months, and we are scheduled to make principal payments of $179.3 million during this period. We may refinance this debt, but to the extent that we do not refinance, we will make these payments using cash on hand, cash provided by operating activities or availability under the 2010 Revolving Credit Facility.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We consider the following to be our critical accounting policies, as described in detail in our 2010 Form 10-K:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Reserve for healthcare, workers’ compensation, automobile and general liability;

•	Goodwill; and

•	Stock-based compensation.

There have been no material changes to the critical accounting policies described in our 2010 Form 10-K.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective 30 day Euro dollar rate of 0.25% at March 31, 2011). The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013. At March 31, 2011, we did not have any debt outstanding under the 2010 Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At March 31, 2011, our debt balance related to the 2006 Term Loan Facility was $107.3 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At March 31, 2011, our debt balance related to the 2008 Term Loan Facility was $72.0 million.

Assuming the actual level of borrowing throughout the first quarter of 2011, and assuming a one percentage point change in the average interest rates, we estimate that our first quarter 2011 net income would have changed by approximately $0.3 million. Due to our overall debt level and cash balance at March 31, 2011, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Operations. Transactions such as these amounted to $0.3 million in pre-tax currency transaction losses in the first quarter of 2011. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is set forth in Note K to the Notes to Unaudited Condensed Consolidated Financial Statements, Litigation Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2010 Form 10-K. Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q, for a discussion of the ongoing economic downturn in the United States and other economies and its adverse impact on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2011:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2011	7,951	$12.30	—	10,475,491
February 1 – 28, 2011	—	$—	—	10,475,491
March 1 – 31, 2011	—	$—	—	10,475,491

Total	7,951	$12.30	—

(1)	During the first quarter of 2011, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of March 31, 2011, we had repurchased a total of 63,924,509 shares at an average price of $18.83 per share under this program.
(2)	Total number of shares purchased includes shares, if any, purchased as part of our publicly announced stock repurchase program, plus shares withheld to pay applicable withholding taxes and the exercise price related to stock options, and shares withheld to pay applicable withholding taxes related to the vesting of nonvested shares, pursuant to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan.

Item 6.	Exhibits

See Index to Exhibits on Page 28.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 2, 2011	/S/ LARRY FRANKLIN
Date	Larry Franklin
President and Chief Executive Officer

May 2, 2011	/S/ DOUGLAS SHEPARD
Date	Douglas Shepard
Executive Vice President and Chief Financial Officer

May 2, 2011	/S/ JESSICA HUFF
Date	Jessica Huff
Vice President, Finance and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith