Form 10-Q
period 2011-06-30
HARTE HANKS INC
filed 2011-08-01
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2011 was 62,790,280 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2011

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$47,860	$85,996
Accounts receivable (less allowance for doubtful accounts of $2,421 at June 30, 2011 and $3,103 at December 31, 2010)	147,166	151,006
Inventory	7,578	7,324
Prepaid expenses	9,940	8,943
Prepaid income taxes	2,285	0
Current deferred income tax asset	6,495	8,911
Other current assets	6,181	6,283

Total current assets	227,505	268,463
Property, plant and equipment (less accumulated depreciation of $252,637 at June 30, 2011 and $253,730 at December 31, 2010)	73,381	72,659
Goodwill, net	565,651	565,651
Other intangible assets (less accumulated amortization of $15,362 at June 30, 2011 and $14,942 at December 31, 2010)	15,368	15,788
Other assets	3,998	4,319

Total assets	$885,903	$926,880

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$165,500	$133,000
Accounts payable	45,979	56,085
Accrued payroll and related expenses	18,558	24,780
Customer advances and deferred revenue	38,444	36,834
Income taxes payable	1,239	2,247
Other current liabilities	21,462	28,017

Total current liabilities	291,182	280,963
Long-term debt	0	60,000
Other long-term liabilities (including deferred income taxes of $92,885 at June 30, 2011 and $85,655 at December 31, 2010)	153,028	148,094

Total liabilities	444,210	489,057

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,450,705 shares issued at June 30, 2011 and 118,296,334 shares issued at December 31, 2010	118,451	118,296
Additional paid-in capital	339,339	336,795
Retained earnings	1,259,527	1,252,438
Less treasury stock: 55,665,662 shares at cost at June 30, 2011 and 54,664,293 shares at cost at December 31, 2010	(1,244,336)	(1,236,024)
Accumulated other comprehensive loss	(31,288)	(33,682)

Total stockholders’ equity	441,693	437,823

Total liabilities and stockholders’ equity	$885,903	$926,880

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2011	2010
Operating revenues	$213,047	$207,609

Operating expenses
Labor	91,274	84,893
Production and distribution	82,523	78,496
Advertising, selling, general and administrative	17,341	15,877
Depreciation and software amortization	5,153	5,545
Intangible asset amortization	210	225

Total operating expenses	196,501	185,036

Operating income	16,546	22,573

Other expenses (income)
Interest expense	626	684
Interest income	(67)	(41)
Other, net	473	(18)

	1,032	625

Income before income taxes	15,514	21,948
Income tax expense	6,089	8,532

Net income	$9,425	$13,416

Basic earnings per common share	$0.15	$0.21

Weighted-average common shares outstanding	63,371	63,616

Diluted earnings per common share	$0.15	$0.21

Weighted-average common and common equivalent shares outstanding	63,703	64,183

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating revenues	$413,353	$407,788

Operating expenses
Labor	180,283	170,535
Production and distribution	158,792	151,500
Advertising, selling, general and administrative	32,681	33,087
Depreciation and software amortization	10,312	11,245
Intangible asset amortization	420	532

Total operating expenses	382,488	366,899

Operating income	30,865	40,889

Other expenses (income)
Interest expense	1,262	1,397
Interest income	(136)	(67)
Other, net	1,115	(359)

	2,241	971

Income before income taxes	28,624	39,918
Income tax expense	11,282	15,733

Net income	$17,342	$24,185

Basic earnings per common share	$0.27	$0.38

Weighted-average common shares outstanding	63,538	63,607

Diluted earnings per common share	$0.27	$0.38

Weighted-average common and common equivalent shares outstanding	63,974	64,141

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$17,342	$24,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	10,312	11,245
Intangible asset amortization	420	532
Stock-based compensation	2,812	1,906
Excess tax benefits from stock-based compensation	(213)	0
Net pension cost	710	1,866
Deferred income taxes	7,787	4,002
Other, net	86	42
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	3,840	6,593
Increase in inventory	(254)	(1,157)
Increase in prepaid expenses and other current assets	(895)	(1,358)
(Decrease) increase in accounts payable	(10,106)	1,369
Decrease in other accrued expenses and other current liabilities	(14,384)	(8,107)
Other, net	555	(3,382)

Net cash provided by operating activities	18,012	37,736

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(11,408)	(8,266)
Proceeds from sale of property, plant and equipment	104	129

Net cash used in investing activities	(11,304)	(8,137)

Cash Flows from Financing Activities
Net repayment of borrowings	(27,500)	(22,125)
Issuance of common stock	686	63
Excess tax benefits from stock-based compensation	213	0
Purchase of treasury stock	(8,363)	0
Dividends paid	(10,253)	(9,570)

Net cash used in financing activities	(45,217)	(31,632)

Effect of exchange rate changes on cash and cash equivalents	373	(732)
Net decrease in cash and cash equivalents	(38,136)	(2,765)
Cash and cash equivalents at beginning of year	85,996	86,598

Cash and cash equivalents at end of period	$47,860	$83,833

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2011 Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at December 31, 2009	$118,243	$333,612	$1,217,975	$(1,236,217)	$(31,970)	$401,643
Exercise of stock options and release of nonvested shares	53	22	0	(124)	0	(49)
Net tax effect of options exercised and release of nonvested shares	0	(588)	0	0	0	(588)
Stock-based compensation	0	3,907	0	0	0	3,907
Dividends paid ($0.30 per share)	0	0	(19,141)	0	0	(19,141)
Treasury stock issued	0	(158)	0	317	0	159
Comprehensive income:
Net income	0	0	53,604	0	0	53,604
Adjustment to pension liability (net of tax benefit of $1,051)	0	0	0	0	(1,576)	(1,576)
Foreign currency translation adjustment	0	0	0	0	(136)	(136)

Total comprehensive income						51,892

Balance at December 31, 2010	118,296	336,795	1,252,438	(1,236,024)	(33,682)	437,823
Exercise of stock options and release of nonvested shares	155	531	0	(98)	0	588
Net tax effect of options exercised and release of nonvested shares	0	(732)	0	0	0	(732)
Stock-based compensation	0	2,812	0	0	0	2,812
Dividends paid ($0.16 per share)	0	0	(10,253)	0	0	(10,253)
Treasury stock issued	0	(67)	0	149	0	82
Purchase of treasury stock	0	0	0	(8,363)	0	(8,363)
Comprehensive income:
Net income	0	0	17,342	0	0	17,342
Adjustment to pension liability (net of tax expense of $913) .	0	0	0	0	1,370	1,370
Foreign currency translation adjustment	0	0	0	0	1,024	1,024

Total comprehensive income						19,736

Balance at June 30, 2011	$118,451	$339,339	$1,259,527	$(1,244,336)	$(31,288)	$441,693

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

In the Consolidated Statements of Cash Flows, contributions to our pension plans have been reclassified from the line item “Other, net” within the Changes in operating assets and liabilities, to the line item “Net pension cost” within the Adjustments to reconcile net income to net cash provided by operations. We believe the new classification more appropriately presents the net cash flow impact of activity related to our pension plans.

As used in this report, the terms “Harte-Hanks,” “we,” “us” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

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

In the second quarter of 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and provides the option to present the components of net income and comprehensive income in either one combined financial statement or two consecutive financial statements. We currently present the components of comprehensive income in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income. We will adopt ASU 2011-05 in the first quarter of 2012, at which point we plan to include one combined financial statement presenting the components of net income and comprehensive income. The adoption of ASU 2011-05 will not affect our operating results, cash flows or financial position.

Note C – Income Taxes

Our second quarter 2011 income tax provision of $6.1 million resulted in an effective income tax rate of 39.2%. Our first half 2011 income tax provision of $11.3 million resulted in an effective income tax rate of 39.4%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2011. The effective income tax rate calculated for the second quarter and first half of 2011 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

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

The following is a reconciliation of the change in unrecognized tax benefits, excluding the effect of related penalties and interest and the federal effect of state unrecognized tax benefits (in thousands):

Balance at January 1, 2011	$371
Additions for current year tax positions	0
Additions for prior year tax positions	41
Reductions for prior year tax positions	0
Lapse of statute	0
Settlements	(77)

Balance at June 30, 2011	$335

Included in the balance of unrecognized tax benefits as of June 30, 2011 are $0.3 million of federally effected tax benefits that, if recognized, would impact our effective tax rate. We anticipate that it is reasonably possible that we will have a reduction in our liability related to filing positions in the range of $0.2 million to $0.3 million within the next twelve months as a result of lapsing statutes.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Operations. We had approximately $0.1 million of interest and penalties accrued at June 30, 2011 and December 31, 2010.

Note D – Stock-Based Compensation

We recognized $1.7 million and $1.0 million of stock-based compensation during the three months ended June 30, 2011 and 2010, respectively. We recognized $2.8 million and $1.9 million of stock-based compensation during the six months ended June 30, 2011 and 2010, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2011, which is consistent with the timing of previous annual grants.

$0.5 million of stock-based compensation related to the retirement of the President of Harte-Hanks Shoppers was recorded in the second quarter of 2011. On the date of his retirement, August 31, 2011, all of his unvested stock-based awards will vest. We did not have any additional significant stock-based compensation activity in the second quarter of 2011.

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

The carrying values and estimated fair values of our outstanding debt were as follows:

	June 30, 2011		December 31, 2010
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$165,500	$164,658	$193,000	$190,583

The estimated fair values were calculated using current rates proposed to us by our bankers for debt with similar characteristics.

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2011	2010
BASIC EPS
Net Income	$9,425	$13,416

Weighted-average common shares outstanding used in earnings per share computations	63,371	63,616

Earnings per common share	$0.15	$0.21

DILUTED EPS
Net Income	$9,425	$13,416

Shares used in diluted earnings per share computations	63,703	64,183

Earnings per common share	$0.15	$0.21

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,371	63,616
Weighted-average common equivalent shares - dilutive effect of stock options and awards	332	567

Shares used in diluted earnings per share computations	63,703	64,183

5.5 million and 6.2 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30,
In thousands, except per share amounts	2011	2010
BASIC EPS
Net Income	$17,342	$24,185

Weighted-average common shares outstanding used in earnings per share computations	63,538	63,607

Earnings per common share	$0.27	$0.38

DILUTED EPS
Net Income	$17,342	$24,185

Shares used in diluted earnings per share computations	63,974	64,141

Earnings per common share	$0.27	$0.38

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,538	63,607
Weighted-average common equivalent shares - dilutive effect of stock options and awards	436	534

Shares used in diluted earnings per share computations	63,974	64,141

5.6 million and 6.0 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2011 and 2010, respectively.

Note G – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended June 30,
In thousands	2011	2010
Operating revenues
Direct Marketing	$152,721	$140,926
Shoppers	60,326	66,683

Total operating revenues	$213,047	$207,609

Operating income
Direct Marketing	$20,356	$20,000
Shoppers	(1,118)	5,275
Corporate Activities	(2,692)	(2,702)

Total operating income	$16,546	$22,573

Income before income taxes
Operating income	$16,546	$22,573
Interest expense	(626)	(684)
Interest income	67	41
Other, net	(473)	18

Total income before income taxes	$15,514	$21,948

	Six Months Ended June 30,
In thousands	2011	2010
Operating revenues
Direct Marketing	$293,802	$275,421
Shoppers	119,551	132,367

Total operating revenues	$413,353	$407,788

Operating income
Direct Marketing	$36,336	$36,852
Shoppers	129	9,443
Corporate Activities	(5,600)	(5,406)

Total operating income	$30,865	$40,889

Income before income taxes
Operating income	$30,865	$40,889
Interest expense	(1,262)	(1,397)
Interest income	136	67
Other, net	(1,115)	359

Total income before income taxes	$28,624	$39,918

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,
In thousands	2011	2010
Service cost	$114	$85
Interest cost	2,030	1,996
Expected return on plan assets	(1,756)	(1,541)
Amortization of prior service cost	12	14
Recognized actuarial loss	1,130	1,020

Net periodic benefit cost	$1,530	$1,574

	Six Months Ended June 30,
In thousands	2011	2010
Service cost	$229	$170
Interest cost	4,059	3,992
Expected return on plan assets	(3,511)	(3,082)
Amortization of prior service cost	24	27
Recognized actuarial loss	2,259	2,041

Net periodic benefit cost	$3,060	$3,148

We plan to make total contributions of approximately $5.2 million to our funded, frozen pension plan in 2011 in order to obtain the Pension Protection Act of 2006 full funding limit exemption. We made contributions of $1.9 million in the first half of 2011. We plan to make contributions of $2.3 million in the third quarter and $1.1 million in the fourth quarter of 2011, respectively.

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

Note I – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended June 30,
In thousands	2011	2010
Net income	$9,425	$13,416
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $457 in 2011 and $414 in 2010)	685	620
Foreign currency translation adjustment	240	(1,238)

Total comprehensive income	$10,350	$12,798

	Six Months Ended June 30,
In thousands	2011	2010
Net income	$17,342	$24,185
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $913 in 2011 and $827 in 2010)	1,370	1,240
Foreign currency translation adjustment	1,024	(3,039)

Total comprehensive income	$19,736	$22,386

Note J – Goodwill

As of June 30, 2011 and December 31, 2010, we had goodwill of $565.7 million. Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired. Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance. We perform our annual goodwill impairment assessment as of November 30th of each year.

Due to the continued difficult economic climates in California and Florida, the continued decline in Shoppers’ revenues and the significant charges incurred during the second quarter of 2011, management concluded that this environment could impact the valuation of the Shoppers reporting segment during the three months ended June 30, 2011. Accordingly, management performed a review for impairment focusing on current expectations of future cash flows and concluded that no impairment existed as the recent actions taken are expected to result in significant annualized savings going forward. Management will continue to monitor results and perform another interim test for impairment, if necessary.

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

This agreement in principle was reduced to a class settlement agreement executed by the parties, and received final approval from the court on May 26, 2011. Pursuant to the settlement agreement, Shoppers has established a class settlement fund of $7.0 million. In return, each member of the class, including Gattuso and Sigala, have released all claims against Shoppers and its affiliates that in any way arose from or related to the matters which were the subject of, or could have been the subject of, the claims alleged in the class action lawsuit. Notices to the class members were sent in the first and second quarters of 2011. Payments under the class settlement agreement from the class settlement fund began in late July 2011, and any unclaimed portion will revert back to Shoppers.

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

During the fourth quarter of 2009 we accrued the full $7.0 million associated with this agreement. In June of 2011 we paid $7.0 million to establish the class settlement fund. Based upon the claims received from the class members, we reduced the accrual by $0.8 million and $0.5 million in the first and second quarters of 2011, respectively, and have a $1.3 million receivable on our Consolidated Balance Sheet at June 30, 2011. We cannot predict the impact of future developments relating to the settlement agreement and matters covered therein, and any further developments within a particular fiscal quarter may adversely impact our results of operations for that quarter.

We are also currently subject to various other legal proceedings in the course of conducting our businesses and, from time to time, we may become involved in additional claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, none of these matters is currently considered to be reasonably possible of resulting in a material adverse effect on our consolidated financial position or results of operations. Nevertheless, we cannot predict the impact of future developments affecting our pending or future claims and lawsuits and any resolution of a claim or lawsuit within a particular fiscal quarter may adversely impact our results of operations for that quarter. We expense legal costs as incurred, and all recorded legal liabilities are adjusted as required as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints.

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2011 earnings release issued on July 28, 2011. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Our Direct Marketing services offer a wide variety of integrated, multichannel, data-driven solutions for top brands around the globe. We help our customers gain insight into their customers’ behaviors from their data and use that insight to create innovative multichannel marketing programs to deliver a return on marketing investment. We believe our customers’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers. We offer a full complement of capabilities and resources to provide a broad range of marketing services and data management software, in media from direct mail to e-mail, including:

•	agency and creative services;

•	database marketing solutions;

•	data quality software and services with Trillium Software;

•	digital marketing and social networking services;

•	direct mail and supply chain management;

•	fulfillment and contact centers; and

•	lead generation.

Revenues from the Direct Marketing segment represented approximately 72% and 71% of our total revenue for the three months and six months ended June 30, 2011, respectively.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by mail to households and businesses in a particular geographic area. Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow. Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers business also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. These sites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites®. PowerSites are templated websites for our customers, optimized to help small and medium sized business owners establish a web presence and improve their lead generation. At June 30, 2011, we are publishing approximately 6,500 PowerSites weekly. At June 30, 2011, our Shoppers publications were zoned into approximately 950 separate editions with total circulation of approximately 11.2 million shopper packages in California and Florida each week.

Revenues from the Shoppers segment represented approximately 28% and 29% of our total revenue for the three months and six months ended June 30, 2011, respectively.

We derive revenues from the sale of direct marketing services and shopper advertising services.

As a worldwide business, Direct Marketing is affected by general national and international economic trends. Direct Marketing revenues are also affected by economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors. The second quarter of 2011 was the fourth consecutive quarter that Direct Marketing has shown good year-over-year growth. We remain committed to making the investments necessary to execute our multichannel strategy while also adjusting our cost structure to reduce costs in the parts of the business that are not growing as fast. We believe these actions will improve our profitability in future periods.

Our Shoppers operate in regional markets in California and Florida and are greatly affected by the strength of the state and local economies. Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California and Florida in which we operate. During the second quarter of 2011, the negative trends and economic conditions that we have experienced since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread and persist across virtually all categories. We see no noticeable improvement in the California and Florida economies and we expect to have further challenges before performance improves. In response, during the second quarter, we incurred $3.3 million of charges through our efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring and headcount reductions. Of these charges, $3.1 million were related to the recently announced retirement of our Shoppers President, Pete Gorman and severance due to the headcount reductions. The remaining charges were related to facilities and other miscellaneous items. We continue to invest in our digital strategy where we are seeing good revenue growth and are adding capabilities that add value for our readers and advertisers. We believe the steps we are taking to improve overall efficiency, combined with our digital strategy, will make our Shoppers business well positioned when the economies in California and Florida improve.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands, except per share amounts	Three months ended			Six months ended
	June 30, 2011	June 30, 2010	Change	June 30, 2011	June 30, 2010	Change
Revenues	$213,047	$207,609	2.6%	$413,353	$407,788	1.4%
Operating expenses	196,501	185,036	6.2%	382,488	366,899	4.2%

Operating income	$16,546	$22,573	-26.7%	$30,865	$40,889	-24.5%

Net income	$9,425	$13,416	-29.7%	$17,342	$24,185	-28.3%

Diluted earnings per share	$0.15	$0.21	-28.6%	$0.27	$0.38	-28.9%

2nd Quarter 2011 vs. 2nd Quarter 2010

Revenues

Consolidated revenues increased 2.6%, to $213.0 million, and operating income decreased 26.7% to $16.5 million in the second quarter of 2011 compared to the second quarter of 2010. Our overall results reflect increased revenues of $11.8 million, or 8.4%, from our Direct Marketing segment and decreased revenues of $6.4 million, or 9.5%, from our Shoppers segment. Direct Marketing experienced increased revenues from our select, retail, financial and healthcare verticals, which were partially offset by decreased revenues from our high-tech vertical market. The August 31, 2010 acquisition of Information Arts also contributed to Direct Marketing’s second quarter revenue growth. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses increased 6.2%, to $196.5 million, in the second quarter of 2011 compared to the second quarter of 2010. The overall increase in operating expenses was driven by increased operating expenses in Direct Marketing of $11.4 million, or 9.5%. The increase at Direct Marketing was primarily due to increased headcount to support revenues, increased outsourced costs resulting from increased outsourced volumes, and higher mail supply chain costs on higher transportation volumes. The acquisition of Information Arts also contributed to the second quarter increase in Direct Marketing operating expenses. Shoppers operating expenses were up slightly, 0.1%, due to $3.3 million of charges recognized in the second quarter of 2011 related to our efforts to reduce expenses in the Shoppers business. Of these charges, $3.1 million were related to the recently announced retirement of our Shoppers President and severance due to headcount reductions. These charges were partially offset by lower variable payroll costs, decreased postage, decreased outsourced costs and a $0.5 million reduction of a legal accrual. Excluding the retirement, severance and other charges, and the legal accrual reduction, Shoppers operating expenses decreased $2.8 million, or 4.5%, and consolidated operating expenses increased $8.7 million, or 4.7%.

Net Income/Earnings Per Share

Net income decreased 29.7%, to $9.4 million, and diluted earnings per share decreased 28.6%, to $0.15 per share, in the second quarter of 2011 when compared to the second quarter of 2010. The decrease in net income was a result of decreased operating income from Shoppers, changes in net foreign currency transaction gains and losses and a higher effective tax rate.

First Half 2011 vs. First Half 2010

Revenues

Consolidated revenues increased 1.4%, to $413.4 million, while operating income decreased 24.5% to $30.9 million in the first half of 2011 compared to the first half of 2010. Our overall results reflect increased revenues of $18.4 million, or 6.7%, from our Direct Marketing segment and decreased revenues of $12.8 million, or 9.7%, from our Shoppers segment. Direct Marketing experienced increased revenues from our select, retail and financial verticals, which were partially offset by decreased revenues from our high-tech and healthcare vertical markets. The acquisition of Information Arts also contributed to Direct Marketing’s first half revenue growth. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses increased 4.2%, to $382.5 million, in the first half of 2011 compared to the first half of 2010. The overall increase in operating expenses was driven by increased operating expenses in Direct Marketing of $18.9 million, or 7.9%, and increased general corporate expense of $0.2 million, or 0.4%, partially offset by decreased operating expenses in Shoppers of $3.5 million, or 2.8%. The Direct Marketing increase was primarily due to increased headcount to support revenues, increased outsourced costs resulting from increased outsourced volumes, higher mail supply chain costs on higher transportation volumes, increased travel and increased employee recruiting. The acquisition of Information Arts also contributed to the first half increase in Direct Marketing operating expenses. The decrease at Shoppers was primarily due to lower variable payroll costs, decreased postage due to lower distribution volumes and the elimination of the second day edition, decreased outsourced costs on lower volumes, and a $1.3 million reduction of a legal accrual. The decrease at Shoppers was partially offset by $4.1 million of charges recognized in the first half of 2011 related to our efforts to reduce expenses in the Shoppers business. Of these charges, $3.9 million were related to the recently announced retirement of our Shoppers President and severance due to headcount reductions. The decrease at Shoppers was also partially offset by increased newsprint expense and outside printing costs, both a result of higher paper rates. The increase in general corporate expense was driven by higher stock-based compensation, partially offset by lower incentive-based compensation and acquisition-related expenses. Excluding the retirement, severance and other charges, and the legal accrual reduction, Shoppers operating expenses decreased $6.3 million, or 5.1%, and consolidated operating expenses increased $12.8 million, or 3.5%.

Net Income/Earnings Per Share

Net income decreased 28.3%, to $17.3 million, and diluted earnings per share decreased 28.9%, to $0.27 per share, in the first half of 2011 when compared to the first half of 2010. The decrease in net income was a result of decreased operating income from Shoppers and Direct Marketing, increased general corporate expense and changes in net foreign currency transaction gains and losses.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2011	June 30, 2010	Change	June 30, 2011	June 30, 2010	Change

Revenues	$152,721	$140,926	8.4%	$293,802	$275,421	6.7%
Operating expenses	132,365	120,926	9.5%	257,466	238,569	7.9%

Operating income	$20,356	$20,000	1.8%	$36,336	$36,852	-1.4%

2nd Quarter 2011 vs. 2nd Quarter 2010

Revenues

Direct Marketing revenues increased $11.8 million, or 8.4%, in the second quarter of 2011 compared to the second quarter of 2010. These results reflect an increase (as a percentage) in the high teens from our select vertical compared to the second quarter of 2010. Our retail and financial verticals experienced revenue growth in the low double digits, while our healthcare vertical was up slightly. Our high-tech vertical declined in the low single digits. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. The acquisition of Information Arts also contributed to the second quarter revenue growth.

Future revenue performance will depend on, among other factors, the overall strength of the national and international economies and how successful we are at maintaining and growing business with existing clients, acquiring new clients and meeting client demands. We believe that in the long-term an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to the targeted media space, and that our business will benefit as a result. Targeted media advertising results can be more effectively tracked, enabling measurement of the return on marketing investment.

Operating Expenses

Operating expenses increased $11.4 million, or 9.5%, in the second quarter of 2011 compared to the second quarter of 2010. Labor costs increased $5.1 million, or 8.2%, due to increased headcounts to support revenues and increased commissions due to increased revenues. Production and distribution costs increased $4.9 million, or 11.3%, due to increased outsourced costs resulting from increased outsourced volumes, and higher mail supply chain costs on higher transportation volumes. General and administrative expense increased $1.7 million, or 15.5%, due primarily to an increase in travel, employee recruiting and bad debt expense. Depreciation and software amortization expense decreased $0.3 million, or 7.1%, due to decreased capital expenditures over the last few years. Intangible asset amortization was up slightly due to the Information Arts acquisition. The acquisition of Information Arts also contributed to the total increase in operating expenses in Direct Marketing in the second quarter of 2011.

Direct Marketing’s largest cost components are labor, outsourced costs and mail supply chain costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Mail supply chain costs have increased significantly over the last several quarters due to demand and supply issues within the transportation industry, contributing to the overall increase in operating expenses. Future changes in mail supply chain costs will continue to impact Direct Marketing’s total production costs and total operating expenses, and may have an impact on future demand for our supply chain management. Postage costs of mailings in our Direct Marketing business are borne by our clients and are not directly reflected in our revenues or expenses.

First Half 2011 vs. First Half 2010

Revenues

Direct Marketing revenues increased $18.4 million, or 6.7%, in the first half of 2011 compared to the first half of 2010. These results reflect an increase of 20% from our select vertical compared to the first half of 2010. Our retail vertical experienced revenue growth (as a percentage) in the low double digits and our financial vertical grew in the high single digits. Our high-tech and healthcare verticals both declined in the mid single digits. The acquisition of Information Arts also contributed to the first half revenue growth.

Operating Expenses

Operating expenses increased $18.9 million, or 7.9%, in the first half of 2011 compared to the first half of 2010. Labor costs increased $8.6 million, or 6.8%, due to increased headcounts to support revenues. Production and distribution costs increased $8.9 million, or 10.8%, due to increased outsourced costs resulting from increased outsourced volumes, and higher mail supply chain costs on higher transportation volumes. General and administrative expense increased $2.0 million, or 9.0%, due primarily to an increase in travel, employee recruiting and outside sales commissions. Depreciation and software amortization expense decreased $0.6 million, or 7.2%, due to decreased capital expenditures over the last few years. Intangible asset amortization was up slightly due to the Information Arts acquisition. The acquisition of Information Arts also contributed to the total increase in operating expenses in Direct Marketing in the first half of 2011.

Shoppers

	Three months ended			Six months ended
In thousands	June 30, 2011	June 30, 2010	Change	June 30, 2011	June 30, 2010	Change

Revenues	$60,326	$66,683	-9.5%	$119,551	$132,367	-9.7%
Operating expenses	61,444	61,408	0.1%	119,422	122,924	-2.8%

Operating income	$(1,118)	$5,275	-121.2%	$129	$9,443	-98.6%

2nd Quarter 2011 vs. 2nd Quarter 2010

Revenues

Shoppers revenues decreased $6.4 million, or 9.5%, in the second quarter of 2011 compared to the second quarter of 2010. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories. At June 30, 2011, our Shoppers circulation reached approximately 11.2 million addresses each week. While we have not made any significant changes to our circulation since the first quarter of 2009, we continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Future revenue performance will depend on, among other factors, the overall strength of the California and Florida economies, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Operating expenses increased slightly, 0.1%, in the second quarter of 2011 compared to the second quarter of 2010. During the second quarter of 2011, we incurred $3.3 million of charges through our efforts to reduce expenses in the Shoppers business primarily through organizational restructuring and headcount reductions. Of these charges, $3.1 million were related to the recently announced retirement of our Shoppers President and severance due to headcount reductions. The remaining charges were related to facilities and other miscellaneous items. Total labor costs increased $1.2 million, or 5.7%, due to severance and the retirement charges. Excluding these charges, total labor costs decreased $1.9 million, or 9.3%, due to lower variable payroll costs from lower ad sales, headcount reductions and lower incentive compensation. Total production costs decreased $0.9 million, or 2.5%, due primarily to decreased postage costs as a result of a decline in distribution volumes and the elimination of the second day edition in southern California, and decreased outsourced costs resulting from decreased outsourced volumes. These decreases were partially offset by increased newsprint expense as a result of higher paper rates. Total general and administrative costs decreased $0.1 million, or 2.7%, due primarily to a $0.5 million reduction of a legal accrual, partially offset by an increase in bad debt expense. Depreciation and software amortization expense decreased $0.1 million, or 7.2%, due to decreased capital expenditures in the last few years. Intangible asset amortization decreased slightly, 14.2%, as certain intangible assets became fully amortized. Excluding the retirement, severance and other charges, and the legal accrual reduction, Shoppers operating expenses decreased $2.8 million, or 4.5%

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates have increased in recent years, and increased again in April 2011. Shoppers’ postage rates increased by less than 1.0% as a result of the April 2011 rate increase. We believe the next postal rate increase will likely occur in the second quarter of 2012 and will be capped at the consumer price index level in accordance with the regulations in effect at that time. Any future changes in postage rates will affect Shoppers’ production costs. The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access. We do not believe the proposed changes will have a material impact on our Shoppers business. Shoppers’ newsprint prices increased in the second half of 2010 and continued to increase in the first half of 2011, causing the increase in Shoppers paper costs. Newsprint prices are expected to continue to increase in the second half of 2011. Any future changes in newsprint prices will affect Shoppers’ production costs.

First Half 2011 vs. First Half 2010

Revenues

Shoppers revenues decreased $12.8 million, or 9.7%, in the first half of 2011 compared to the first half of 2010. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Operating expenses decreased $3.5 million, or 2.8%, in the first half of 2011 compared to the first half of 2010. During the first half of 2011, we incurred $4.1 million of charges through our efforts to reduce expenses in the Shoppers business primarily through organizational restructuring and headcount reductions. Of these charges, $3.9 million were related to the recently announced retirement of our Shoppers President and severance due to headcount reductions. The remaining charges were related to facilities and other miscellaneous items. Total labor costs increased $0.7 million, or 1.7%, due to severance and retirement charges. Excluding these charges, total labor costs decreased $3.1 million, or 7.7%, due to lower variable payroll costs from lower ad sales, headcount reductions and lower incentive compensation. Total production costs decreased $1.6 million, or 2.3%, due primarily to decreased postage costs as a result of a decline in distribution volumes and the elimination of the second day edition in southern California, and decreased outsourced costs resulting from decreased outsourced volumes. These decreases were partially offset by increased newsprint expense and outside printing costs, both a result of higher paper rates. Total general and administrative costs decreased $2.1 million, or 22.4%, due primarily to a $1.3 million reduction of a legal accrual and a decrease in bad debt expense. Depreciation and software amortization expense decreased $0.3 million, or 11.5%, due to decreased capital expenditures in the last few years. Intangible asset amortization decreased $0.1 million, or 31.4%, as certain intangible assets became fully amortized. Excluding the retirement, severance and other charges, and the legal accrual reduction, Shoppers operating expenses decreased $6.3 million, or 5.1%

General Corporate Expense

General corporate expense was down slightly, 0.4%, in the second quarter of 2011 compared to the second quarter of 2010. This decrease was due to lower incentive-based compensation and acquisition-related expenses, partially offset by increased stock-based compensation.

General corporate expense increased $0.2 million, or 3.6%, in the first half of 2011 compared to the first half of 2010. This increase was due to higher stock-based compensation, partially offset by lower incentive-based compensation and acquisition-related expenses.

Interest Expense

Interest expense decreased $0.1 million, or 8.5%, in the second quarter of 2011 and $0.1 million, or 9.7%, in the first half of 2011 compared to the same periods in 2010. These decreases were primarily due to lower outstanding debt levels during the second quarter and first half of 2011 compared to the same periods in 2010.

Interest Income

Interest income was up slightly in the second quarter of 2011 and increased $0.1 million, or 103.0%, in the first half of 2011 compared to the same periods in 2010 due to higher returns on invested cash and cash equivalents in 2011.

Other Income and Expense

Other expense, net, increased $0.5 million in the second quarter of 2011 and $1.5 million in the first half of 2011 compared to the same periods in 2010. These changes were primarily due to changes in net foreign currency transaction gains and losses.

Income Taxes

Income tax expense decreased $2.4 million in the second quarter of 2011 and $4.5 million in the first half of 2011 compared to the same periods in 2010. Our effective tax rate was 39.2% for the second quarter of 2011, increasing from 38.9% for the second quarter of 2010. The increase in the effective tax rate is primarily due to an increase in state income tax. Our effective tax rate was 39.4% for the first half of 2011 and the first half of 2010.

Economic Climate and Impact on our Financial Statements

The current economic climate in California and Florida has had a negative impact on our Shoppers’ operations and cash flows for the three months and six months ended June 30, 2011, and our financial position at June 30, 2011. We cannot predict the timing, strength or duration of the current difficult economic environment in California and Florida or any subsequent improvement. If the economic climate and markets we serve continue to deteriorate, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2011, cash and cash equivalents were $47.9 million, decreasing $38.1 million from cash and cash equivalents at December 31, 2010. This net decrease was a result of net cash provided by operating activities of $18.0 million, net cash used in investing activities of $11.3 million, net cash used in financing activities of $45.2 million and $0.3 million from the effect of exchange rate changes.

Operating Activities

Net cash provided by operating activities in the second quarter of 2011 was $18.0 million, compared to net cash provided by operating activities of $37.7 million in the second quarter of 2010. The $19.7 million year-over-year decrease was primarily attributable to changes within working capital assets and liabilities and a decrease in net income.

In the second quarter of 2011, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to higher revenues in the fourth quarter of 2010 than in the second quarter of 2011. Days sales outstanding of approximately 63 days at June 30, 2011 increased from 59 days at June 30, 2010 and 59 days at December 31, 2010;

•	An increase in inventory due to increased newsprint prices;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable due to higher overall operating expenses in the fourth quarter of 2010 than in the second quarter of 2011;

•	A decrease in accrued payroll and related expenses due to the payment of 2010 incentive compensation;

•	A decrease in customer deposits, unearned revenue and other current liabilities due to timing of receipts; and

•	A decrease in income taxes payable due to the timing of payments.

Investing Activities

Net cash used in investing activities was $11.3 million in the second quarter of 2011, compared to $8.1 million in the second quarter of 2010. The $3.2 million increase is the result of a $3.1 million increase in capital spending in the second quarter of 2011 compared to the second quarter of 2010.

Financing Activities

Net cash used in financing activities was $45.2 million in the second quarter of 2011 compared to $31.6 million in the second quarter of 2010. The $13.6 million increase is attributable primarily to the repurchase of $8.4 of treasury stock in the second quarter of 2011, and $5.4 million more net debt repayments in the second quarter of 2011 than in the second quarter of 2010.

Credit Facilities

On September 6, 2006, we entered into a five-year $200 million term loan facility (2006 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2006 Term Loan Facility matures on September 6, 2011. For each borrowing under the 2006 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2006 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2006 Term Loan Facility)

then in effect, and ranges from 0.315% to 0.60% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus 0.50%. There is a facility fee that we are also required to pay under the 2006 Term Loan Facility that is based on a facility fee rate applied to the outstanding principal balance owed under the 2006 Term Loan Facility. The facility fee rate ranges from 0.085% to 0.15% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2006 Term Loan Facility at any time without incurring any prepayment penalties. At June 30, 2011, we had $97.5 million outstanding under the 2006 Term Loan Facility.

On March 7, 2008, we entered into a four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2008 Term Loan Facility matures on March 7, 2012. For each borrowing under the 2008 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) a Eurodollar (as defined in the 2008 Term Loan Facility) rate, plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2008 Term Loan Facility) then in effect, and ranges from 0.40% to 0.75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus 0.50%. There is a facility fee that we are also required to pay under the 2008 Term Loan Facility that is based on a rate applied to the outstanding principal balance owed under the 2008 Term Loan Facility. The facility fee rate ranges from 0.10% to 0.25% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2008 Term Loan Facility at any time without incurring any prepayment penalties. At June 30, 2011, we had $68.0 million outstanding under the 2008 Term Loan Facility.

On August 12, 2010, we entered into a new three-year $70 million revolving credit facility, which includes a $25 million accordion feature, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent. The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility. The 2010 Revolving Credit Facility matures on August 12, 2013. For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the Eurodollar Rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum. There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility. The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect. In addition, there is a letter of credit fee with respect to outstanding letters of credit. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit. We may elect to prepay the 2010 Revolving Credit Facility at any time. At June 30, 2011, we did not have any outstanding amounts drawn against our 2010 Revolving Credit Facility. At June 30, 2011 we had letters of credit totaling $11.8 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $58.2 million.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain covenants restricting our ability to grant liens and enter into certain transactions and limit the total amount of indebtedness of our subsidiaries.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of June 30, 2011, we were in compliance with all of the covenants of our credit facilities.

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

As of June 30, 2011, we had $58.2 million of unused borrowing capacity under our 2010 Revolving Credit Facility and a cash balance of $47.9 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock through the end of 2011. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the United States and other economies. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

Both the 2006 Term Loan Facility and the 2008 Term Loan Facility mature in the next 9 months, and we are scheduled to make principal payments of $165.5 million during this period. We believe that we will be able to replace the 2006 Term Loan Facility prior to its maturity. However, if there are disruptions in the credit markets, we may be unable to obtain a replacement facility on acceptable terms or at all. In that event, depending on our ability to generate sufficient cash flow from operations, our overall liquidity and ability to make payments on our indebtedness under our 2006 Term Loan Facility (which matures in September 2011) and our 2008 Term Loan Facility (which matures in March 2012) may be adversely impacted, and we may be required to seek one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise debt or equity capital. We cannot assure you that any of these actions could be affected on a timely basis or on satisfactory terms, if at all. In addition, our existing debt agreements contain restrictive covenants that may prohibit us from adopting one or more of these alternatives. To the extent that we do not refinance our current debt, we will make the scheduled principal payments using cash on hand, cash provided by operating activities and availability under the 2010 Revolving Credit Facility.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on Eurodollar rates (effective 30 day Euro dollar rate of 0.19% at June 30, 2011). The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013. At June 30, 2011, we did not have any debt outstanding under the 2010 Revolving Credit Facility. The five-year $200 million 2006 Term Loan Facility has a maturity date of September 6, 2011. At June 30, 2011, our debt balance related to the 2006 Term Loan Facility was $97.5 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At June 30, 2011, our debt balance related to the 2008 Term Loan Facility was $68.0 million.

Assuming the actual level of borrowing throughout the second quarter and first half of 2011, and assuming a one percentage point change in the average interest rates, we estimate that our second quarter and first half 2011 net income would have changed by approximately $0.3 million and $0.5 million, respectively. Due to our overall debt level and cash balance at June 30, 2011, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Operations. Transactions such as these amounted to $38.1 thousand and $282.1 thousand in pre-tax currency transaction losses in the second quarter and first half of 2011, respectively. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the second quarter of 2011:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan

April 1 – 30, 2011	—	$—	—	10,475,491
May 1 – 31, 2011	700,000	$8.56	700,000	9,775,491
June 1 – 30, 2011	300,000	$7.90	300,000	9,475,491

Total	1,000,000	$8.36	1,000,000

(1)	During the second quarter of 2011, 1,000,000 shares were purchased through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of June 30, 2011, we had repurchased a total of 64,924,509 shares at an average price of $18.67 per share under this program.
(2)	Total number of shares purchased includes shares, if any, purchased as part of our publicly announced stock repurchase program, plus shares withheld to pay applicable withholding taxes and the exercise price related to stock options, and shares withheld to pay applicable withholding taxes related to the vesting of nonvested shares, pursuant to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan.

Item 6.	Exhibits

See Index to Exhibits on Page 33.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 1, 2011	/S/ LARRY FRANKLIN
Date	Larry Franklin
President and Chief Executive Officer

August 1, 2011	/S/ DOUGLAS SHEPARD
Date	Douglas Shepard
Executive Vice President and Chief Financial Officer

August 1, 2011	/S/ JESSICA HUFF
Date	Jessica Huff
Vice President, Finance and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document

*Filed	or furnished herewith