Form 10-Q
period 2011-09-30
HARTE HANKS INC
filed 2011-11-01
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 15, 2011 was 62,816,443 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2011

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$71,794	$85,996
Accounts receivable (less allowance for doubtful accounts of $3,169 at September 30, 2011 and $3,103 at December 31, 2010)	147,632	151,006
Inventory	6,957	7,324
Prepaid expenses	9,038	8,943
Current deferred income tax asset	6,769	8,911
Other current assets	6,258	6,283

Total current assets	248,448	268,463
Property, plant and equipment (less accumulated depreciation of $251,793 at September 30, 2011 and $253,730 at December 31, 2010)	73,105	72,659
Goodwill, net	565,651	565,651
Other intangible assets (less accumulated amortization of $15,531 at September 30, 2011 and $14,942 at December 31, 2010)	15,199	15,788
Other assets	4,630	4,319

Total assets	$907,033	$926,880

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$71,656	$133,000
Accounts payable	42,827	56,085
Accrued payroll and related expenses	18,847	24,780
Customer advances and deferred revenue	35,952	36,834
Income taxes payable	828	2,247
Other current liabilities	21,113	28,017

Total current liabilities	191,223	280,963
Long-term debt	113,312	60,000
Other long-term liabilities (including deferred income taxes of $96,102 at September 30, 2011 and $85,655 at December 31, 2010)	154,098	148,094

Total liabilities	458,633	489,057

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,484,579 shares issued at September 30, 2011 and 118,296,334 shares issued at December 31, 2010	118,485	118,296
Additional paid-in capital	340,124	336,795
Retained earnings	1,266,596	1,252,438
Less treasury stock: 55,672,766 shares at cost at September 30, 2011 and 54,664,293 shares at cost at December 31, 2010	(1,244,327)	(1,236,024)
Accumulated other comprehensive loss	(32,478)	(33,682)

Total stockholders’ equity	448,400	437,823

Total liabilities and stockholders’ equity	$907,033	$926,880

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Operating revenues	$212,788	$216,745

Operating expenses
Labor	88,214	88,038
Production and distribution	81,295	81,019
Advertising, selling, general and administrative	17,439	16,854
Depreciation and software amortization	4,957	5,578
Intangible asset amortization	168	201

Total operating expenses	192,073	191,690

Operating income	20,715	25,055

Other expenses (income)
Interest expense	889	705
Interest income	(52)	(69)
Other, net	(540)	1,865

	297	2,501

Income before income taxes	20,418	22,554
Income tax expense	8,290	8,739

Net income	$12,128	$13,815

Basic earnings per common share	$0.19	$0.22

Weighted-average common shares outstanding	62,798	63,622

Diluted earnings per common share	$0.19	$0.22

Weighted-average common and common equivalent shares outstanding	63,059	64,076

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Operations (in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating revenues	$626,141	$624,533

Operating expenses
Labor	268,497	258,573
Production and distribution	240,087	232,519
Advertising, selling, general and administrative	50,120	49,941
Depreciation and software amortization	15,270	16,823
Intangible asset amortization	587	733

Total operating expenses	574,561	558,589

Operating income	51,580	65,944

Other expenses (income)
Interest expense	2,151	2,102
Interest income	(188)	(136)
Other, net	575	1,506

	2,538	3,472

Income before income taxes	49,042	62,472
Income tax expense	19,572	24,472

Net income	$29,470	$38,000

Basic earnings per common share	$0.47	$0.60

Weighted-average common shares outstanding	63,291	63,612

Diluted earnings per common share	$0.46	$0.59

Weighted-average common and common equivalent shares outstanding	63,669	64,119

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$29,470	$38,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	15,270	16,823
Intangible asset amortization	587	733
Stock-based compensation	3,810	2,954
Excess tax benefits from stock-based compensation	(214)	0
Net pension (payments) cost	(358)	4,722
Deferred income taxes	10,272	5,763
Other, net	123	123
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	3,374	(7,548)
Decrease (increase) in inventory	367	(1,008)
Increase in prepaid expenses and other current assets	(70)	(1,533)
(Decrease) increase in accounts payable	(13,258)	13,912
Decrease in other accrued expenses and other current liabilities	(15,312)	(757)
Other, net	(223)	(9,467)

Net cash provided by operating activities	33,838	62,717

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	0	(12,904)
Purchases of property, plant and equipment	(16,444)	(12,631)
Proceeds from sale of property, plant and equipment	59	143

Net cash used in investing activities	(16,385)	(25,392)

Cash Flows from Financing Activities
Net repayment of borrowings	(8,032)	(33,188)
Debt refinancing costs	(782)	0
Issuance of common stock	697	63
Excess tax benefits from stock-based compensation	214	0
Purchase of treasury stock	(8,363)	0
Dividends paid	(15,312)	(14,356)

Net cash used in financing activities	(31,578)	(47,481)

Effect of exchange rate changes on cash and cash equivalents	(77)	(137)
Net decrease in cash and cash equivalents	(14,202)	(10,293)
Cash and cash equivalents at beginning of year	85,996	86,598

Cash and cash equivalents at end of period	$71,794	$76,305

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (in thousands, except per share amounts)

(2011 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2009	$118,243	$333,612	$1,217,975	$(1,236,217)	$(31,970)	$401,643
Exercise of stock options and release of nonvested shares	53	22	0	(124)	0	(49)
Net tax effect of options exercised and release of nonvested shares	0	(588)	0	0	0	(588)
Stock-based compensation	0	3,907	0	0	0	3,907
Dividends paid ($0.30 per share)	0	0	(19,141)	0	0	(19,141)
Treasury stock issued	0	(158)	0	317	0	159
Comprehensive income:
Net income	0	0	53,604	0	0	53,604
Adjustment to pension liability (net of tax benefit of $1,051)	0	0	0	0	(1,576)	(1,576)
Foreign currency translation adjustment	0	0	0	0	(136)	(136)

Total comprehensive income						51,892

Balance at December 31, 2010	118,296	336,795	1,252,438	(1,236,024)	(33,682)	437,823
Exercise of stock options and release of nonvested shares	189	508	0	(193)	0	504
Net tax effect of options exercised and release of nonvested shares	0	(857)	0	0	0	(857)
Stock-based compensation	0	3,810	0	0	0	3,810
Dividends paid ($0.24 per share)	0	0	(15,312)	0	0	(15,312)
Treasury stock issued	0	(132)	0	253	0	121
Purchase of treasury stock	0	0	0	(8,363)	0	(8,363)
Comprehensive income:
Net income	0	0	29,470	0	0	29,470
Adjustment to pension liability (net of tax expense of $1,370)	0	0	0	0	2,055	2,055
Foreign currency translation adjustment	0	0	0	0	(851)	(851)

Total comprehensive income						30,674

Balance at September 30, 2011	$118,485	$340,124	$1,266,596	$(1,244,327)	$(32,478)	$448,400

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

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Note B – Recent Accounting Pronouncements

In the first quarter of 2011, we adopted Accounting Standards Codification (ASC) Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (ASC Subtopic 605-25). ASC Subtopic 605-25 provides principles for allocation of consideration among multiple-elements in an arrangement, allowing more flexibility in identifying and accounting for revenue from separate deliverables under an arrangement. ASC Subtopic 605-25 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASC Subtopic 605-25 did not have a material effect on our consolidated financial statements.

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

In the third quarter of 2011, we adopted ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. Our adoption of ASU 2011-08 did not affect our consolidated financial statements.

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

Note C – New Credit Facility

On August 16, 2011, we entered into a new five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent. The 2011 Term Loan Facility replaced our $200 million 2006 Term Loan Facility, which was scheduled to mature September 6, 2011. The 2011 Term Loan Facility did not replace, and is in addition to, our existing $100 million 2008 Term Loan Facility and our existing $70 million 2010 Revolving Credit Facility. A portion of the proceeds from the 2011 Term Loan Facility were used to pay off the remaining $97.5 million obligation related to the 2006 Term Loan Facility. We plan to use the remaining proceeds for general corporate purposes. As of September 30, 2011 we had $185.0 million of debt outstanding under our credit facilities, as follows:

In thousands	September 30, 2011	December 31, 2010
2006 Term Loan Facility, various interest rates based on LIBOR, due September 6, 2011	$0	$117,000
2008 Term Loan Facility, various interest rates based on LIBOR (effective rate of 0.74% at September 30, 2011), due March 7, 2012	64,000	76,000
2010 Revolving Credit Facility, various interest rates based on LIBOR, due August 12, 2013 ($59.2 million capacity at September 30, 2011)	0	0
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.24% at September 30, 2011), due August 16, 2016	120,968	0

Total debt	184,968	193,000
Less current maturities	71,656	133,000

Total long-term debt	$113,312	$60,000

The covenants related to the new 2011 Term Loan Facility are consistent with the covenants of our other credit facilities. As of September 30, 2011, we were in compliance with all of the covenants of our credit facilities.

Note D – Income Taxes

Our third quarter 2011 income tax provision of $8.3 million resulted in an effective income tax rate of 40.6%. Our income tax provision of $19.6 million for the first nine months of 2011 resulted in an effective income tax rate of 39.9%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2011. The effective income tax rate calculated for the third quarter and first nine months of 2011 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte-Hanks, or one of our subsidiaries, files income tax returns at the federal level in the U.S., as well as in various U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2006. For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2008.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Operations. We did not have a significant amount of interest or penalties accrued at September 30, 2011. We had approximately $0.1 million of interest and penalties accrued at December 31, 2010.

Note E – Stock-Based Compensation

We recognized $1.0 million of stock-based compensation during the three month periods ended September 30, 2011 and 2010. We recognized $3.8 million and $3.0 million of stock-based compensation during the nine months ended September 30, 2011 and 2010, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2011, which is consistent with the timing of previous annual grants.

$0.5 million of stock-based compensation related to the retirement of the President of Harte-Hanks Shoppers was recorded in the second quarter of 2011. In connection with his retirement on August 31, 2011, all of his unvested stock-based awards vested. We did not have any additional significant stock-based compensation activity in the third quarter of 2011.

Note F – Fair Value of Financial Instruments

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

The carrying values and estimated fair values of our outstanding debt were as follows:

	September 30, 2011		December 31, 2010
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$184,968	$184,601	$193,000	$190,583

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2011	2010
BASIC EPS
Net Income	$12,128	$13,815

Weighted-average common shares outstanding used in earnings per share computations	62,798	63,622

Earnings per common share	$0.19	$0.22

DILUTED EPS
Net Income	$12,128	$13,815

Shares used in diluted earnings per share computations	63,059	64,076

Earnings per common share	$0.19	$0.22

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	62,798	63,622
Weighted-average common equivalent shares – dilutive effect of stock options and awards	261	454

Shares used in diluted earnings per share computations	63,059	64,076

5.4 million and 6.1 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2011 and 2010, respectively. 0.3 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2011.

	Nine Months Ended September 30,
In thousands, except per share amounts	2011	2010
BASIC EPS
Net Income	$29,470	$38,000

Weighted-average common shares outstanding used in earnings per share computations	63,291	63,612

Earnings per common share	$0.47	$0.60

DILUTED EPS
Net Income	$29,470	$38,000

Shares used in diluted earnings per share computations	63,669	64,119

Earnings per common share	$0.46	$0.59

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,291	63,612
Weighted-average common equivalent shares – dilutive effect of stock options and awards	378	507

Shares used in diluted earnings per share computations	63,669	64,119

5.4 million and 6.1 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2011 and 2010, respectively. 0.3 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2011.

Note H – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended September 30,
In thousands	2011	2010
Operating revenues
Direct Marketing	$151,974	$151,104
Shoppers	60,814	65,641

Total operating revenues	$212,788	$216,745

Operating income
Direct Marketing	$20,514	$22,993
Shoppers	3,085	5,272
Corporate Activities	(2,884)	(3,210)

Total operating income	$20,715	$25,055

Income before income taxes
Operating income	$20,715	$25,055
Interest expense	(889)	(705)
Interest income	52	69
Other, net	540	(1,865)

Total income before income taxes	$20,418	$22,554

	Nine Months Ended September 30,
In thousands	2011	2010
Operating revenues
Direct Marketing	$445,776	$426,525
Shoppers	180,365	198,008

Total operating revenues	$626,141	$624,533

Operating income
Direct Marketing	$56,850	$59,845
Shoppers	3,214	14,715
Corporate Activities	(8,484)	(8,616)

Total operating income	$51,580	$65,944

Income before income taxes
Operating income	$51,580	$65,944
Interest expense	(2,151)	(2,102)
Interest income	188	136
Other, net	(575)	(1,506)

Total income before income taxes	$49,042	$62,472

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands	2011	2010
Service cost	$114	$85
Interest cost	2,030	1,996
Expected return on plan assets	(1,756)	(1,541)
Amortization of prior service cost	12	14
Recognized actuarial loss	1,130	1,020

Net periodic benefit cost	$1,530	$1,574

	Nine Months Ended September 30,
In thousands	2011	2010
Service cost	$343	$256
Interest cost	6,089	5,987
Expected return on plan assets	(5,267)	(4,623)
Amortization of prior service cost	36	41
Recognized actuarial loss	3,389	3,061

Net periodic benefit cost	$4,590	$4,722

We plan to make total contributions of approximately $5.2 million to our funded, frozen pension plan in 2011 in order to obtain the Pension Protection Act of 2006 full funding limit exemption. We made contributions of $4.2 million in the first nine months of 2011. We plan to make a contribution of $1.1 million in the fourth quarter of 2011.

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

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended September 30,
In thousands	2011	2010
Net income	$12,128	$13,815
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $457 in 2011 and $414 in 2010)	685	620
Foreign currency translation adjustment	(1,875)	2,860

Total comprehensive income	$10,938	$17,295

	Nine Months Ended September 30,
In thousands	2011	2010
Net income	$29,470	$38,000
Other comprehensive income:
Adjustment to pension liability (net of tax expense of $1,370 in 2011 and $1,242 in 2010)	2,055	1,860
Foreign currency translation adjustment	(851)	(179)

Total comprehensive income	$30,674	$39,681

Note K – Goodwill

As of September 30, 2011 and December 31, 2010, we had goodwill of $565.7 million. Under the provisions of FASB ASC 350, Intangibles – Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired. Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance. We perform our annual goodwill impairment assessment as of November 30th of each year.

Due to the continued difficult economic climates in California and Florida, the continued decline in Shoppers’ revenues and the significant charges incurred during the first six months of 2011, management concluded that this environment could impact the valuation of the Shoppers reporting segment during the three months ended June 30, 2011. Accordingly, at the end of the second quarter management performed a review for impairment focusing on current expectations of future cash flows and concluded that no impairment existed as the recent actions taken are expected to result in significant annualized savings going forward. During the third quarter, we performed a qualitative assessment of whether it is more likely than not that the Shoppers reporting segment’s fair value is less than its carrying amount and determined we did not need to perform a goodwill assessment at September 30, 2011.

Note L – Litigation Contingencies

On January 25, 2010, Harte-Hanks Shoppers, Inc. (Shoppers), a California corporation and a subsidiary of Harte-Hanks, Inc. (Harte-Hanks), reached an agreement in principle with Shoppers employee Frank Gattuso and former employee Ernest Sigala, individually and on behalf of a certified class, to settle and resolve a previously disclosed class action lawsuit filed in 2001 (Frank Gattuso et al. v. Harte-Hanks Inc. et al., as further described below). This agreement in principle was reduced to a class settlement agreement executed by the parties, and received final approval from the court on May 26, 2011. Pursuant to the settlement agreement, Shoppers established a class settlement fund of $7.0 million. In return, each member of the class, including Gattuso and Sigala, have released all claims against Shoppers and its affiliates that in any way arose from or related to the matters which were the subject of, or could have been the subject of, the claims alleged in the class action lawsuit. Payments under the class settlement agreement from the class settlement fund concluded in August 2011, and the unclaimed portion reverted back to Shoppers in August of 2011.

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

During the fourth quarter of 2009 we accrued the full $7.0 million associated with this agreement. In June of 2011 we paid $7.0 million to establish the class settlement fund. Based upon the claims received from the class members, we reduced the accrual by $1.3 million in the first half of 2011. In August of 2011 we received unclaimed funds of $1.3 million from the settlement fund.

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

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including with regard to the negative performance trends in our Shoppers business and the adverse impact of continuing economic uncertainty in the United States and other economies on the marketing expenditures and activities of our Direct Marketing clients and prospects, (5) competitive factors, (6) acquisition, disposition of assets and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes.

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our third quarter 2011 earnings release issued on October 27, 2011. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Revenues from the Direct Marketing segment represented approximately 71% of our total revenue for the three months and nine months ended September 30, 2011.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by mail to households and businesses in a particular geographic area. Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow. Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers business also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. These sites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites®. PowerSites are templated websites for our customers, optimized to help small and medium sized business owners establish a web presence and improve their lead generation. At September 30, 2011, we are publishing approximately 6,800 PowerSites weekly. At September 30, 2011, our Shoppers publications were zoned into approximately 950 separate editions with total circulation of approximately 11.2 million shopper packages in California and Florida each week.

Revenues from the Shoppers segment represented approximately 29% of our total revenue for the three months and nine months ended September 30, 2011.

We derive revenues from the sale of direct marketing services and shopper advertising services.

As a worldwide business, Direct Marketing is affected by general national and international economic trends. Direct Marketing revenues are also affected by economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors. The third quarter of 2011 was the fifth consecutive quarter that Direct Marketing has shown good year-over-year growth (excluding the one-time project in 2010 described below). We remain committed to making the investments necessary to execute our multichannel strategy while also adjusting our cost structure to reduce costs in the parts of the business that are not growing as fast. We believe these actions will improve our profitability in future periods.

Our Shoppers operate in regional markets in California and Florida and are greatly affected by the strength of the state and local economies. Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California and Florida in which we operate. During the third quarter of 2011, the negative trends and poor economic conditions that we have experienced since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread and persist across virtually all categories. We see no noticeable improvement in the California and Florida economies and we expect to have further challenges before performance improves. In response, during the second quarter of 2011, we incurred $3.3 million of charges through our efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring and headcount reductions. Of these charges, $3.1 million were related to the recently announced retirement of our Shoppers President, Pete Gorman, and severance due to headcount reductions. The remaining charges were related to facilities and other miscellaneous items. We continue to invest in our digital strategy where we are seeing good revenue growth and are adding capabilities that add value for our readers and advertisers. We believe the steps we are taking to improve overall efficiency, combined with our digital strategy, will make our Shoppers business well positioned when the economies in California and Florida improve.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

	Three months ended		Change	Nine months ended		Change
In thousands, except per share amounts	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Revenues	$212,788	$216,745	-1.8%	$626,141	$624,533	0.3%
Operating expenses	192,073	191,690	0.2%	574,561	558,589	2.9%

Operating income	$20,715	$25,055	-17.3%	$51,580	$65,944	-21.8%

Net income	$12,128	$13,815	-12.2%	$29,470	$38,000	-22.4%

Diluted earnings per share	$0.19	$0.22	-13.6%	$0.46	$0.59	-22.0%

3rd Quarter 2011 vs. 3rd Quarter 2010

Revenues

Consolidated revenues decreased 1.8%, to $212.8 million, and operating income decreased 17.3% to $20.7 million in the third quarter of 2011 compared to the third quarter of 2010. Our overall results reflect increased revenues of $0.9 million, or 0.6%, from our Direct Marketing segment and decreased revenues of $4.8 million, or

7.4%, from our Shoppers segment. The Direct Marketing results were affected by a large, one-time project performed for a long-time customer in our healthcare vertical during the second half of 2010. Excluding the results from this project, total Direct Marketing revenues increased $7.1 million, or 4.9%, in the third quarter of 2011 compared to the third quarter of 2010. Direct Marketing experienced increased revenues from our select, financial and retail verticals, which were partially offset by decreased revenues from our healthcare and high-tech vertical markets. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses increased 0.2%, to $192.1 million, in the third quarter of 2011 compared to the third quarter of 2010. The overall increase in operating expenses was driven by increased operating expenses in Direct Marketing of $3.3 million, or 2.6%. Excluding the costs associated with the one-time project described above, Direct Marketing operating expenses increased $8.4 million, or 6.8%. The increase at Direct Marketing was primarily due to increased headcount to support revenues and improve our database service capabilities, higher mail supply chain costs on higher transportation volumes, increased production service costs due to higher revenues, increased travel and increased employee recruiting. Shoppers operating expenses decreased $2.6 million, or 4.4%, due to lower variable payroll costs resulting from headcount reductions, decreased postage (excluding the third quarter 2010 postage rebate) due to a decline in distribution volumes, the elimination of the second day edition in southern California and temporary postage rate reductions, and decreased outsourced costs resulting from decreased outsourced volumes. The overall decrease at Shoppers was partially offset by the effect of a non-recurring postal incentive rebate earned in the third quarter of 2010, an increase in newsprint expense due to higher paper rates, and higher bad debt expense.

Net Income/Earnings Per Share

Net income decreased 12.2%, to $12.1 million, and diluted earnings per share decreased 13.6%, to $0.19 per share, in the third quarter of 2011 when compared to the third quarter of 2010. The decrease in net income was a result of decreased operating income from both Direct Marketing and Shoppers, increased interest expense and a higher effective tax rate.

First Nine Months 2011 vs. First Nine Months 2010

Revenues

Consolidated revenues increased 0.3%, to $626.1 million, while operating income decreased 21.8% to $51.6 million in the first nine months of 2011 compared to the first nine months of 2010. Our overall results reflect increased revenues of $19.3 million, or 4.5%, from our Direct Marketing segment and decreased revenues of $17.6 million, or 8.9%, from our Shoppers segment. The Direct Marketing results were affected by the large, one-time pharmaceutical project described above. Excluding the results from this project, total Direct Marketing revenues increased $25.4 million, or 6.1%, in the first nine months of 2011 compared to the first nine months of 2010. Direct Marketing experienced increased revenues from our select, financial and retail verticals, which were partially offset by decreased revenues from our healthcare and high-tech vertical markets. The August 31, 2010 acquisition of Information Arts also contributed to Direct Marketing’s revenue growth. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses increased 2.9%, to $574.6 million, in the first nine months of 2011 compared to the first nine months of 2010. The overall increase in operating expenses was driven by increased operating expenses in Direct Marketing of $22.2 million, or 6.1%. The Direct Marketing increase was primarily due to increased headcount to support revenues and improve our database service capabilities, higher mail supply chain costs on higher transportation volumes, increased outsourced costs resulting from increased outsourced volumes, increased travel and increased employee recruiting. The acquisition of Information Arts also contributed to the increase in Direct Marketing operating expenses. Shoppers operating expenses decreased $6.1 million, or 3.4%, due to lower variable payroll costs, decreased postage (excluding the third quarter 2010 postage rebate) due to lower distribution volumes and the elimination of the second day edition, decreased outsourced costs on lower volumes, and a $1.3 million reduction of a legal accrual. The overall decrease at Shoppers was partially offset by $4.1 million of charges recognized in the first half of 2011 related to our efforts to reduce expenses in the Shoppers business. Of these charges, $3.9 million related to the retirement of the President of our Shoppers business and severance due to headcount reductions. The remaining charges related to facilities and other miscellaneous items. The decrease at Shoppers was also partially offset by a non-recurring postal incentive rebate earned in the third quarter of 2010 and an increase in newsprint expense due to higher paper rates. Excluding the retirement, severance and other charges, and the legal accrual reduction, Shoppers operating expenses decreased $11.6 million, or 6.3%.

Net Income/Earnings Per Share

Net income decreased 22.4%, to $29.5 million, and diluted earnings per share decreased 22.0%, to $0.46 per share, in the first nine months of 2011 when compared to the first nine months of 2010. The decrease in net income was a result of decreased operating income from Shoppers and Direct Marketing, changes in net foreign currency transactions and a higher effective tax rate.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended		Change	Nine months ended		Change
In thousands	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010

Revenues	$151,974	$151,104	0.6%	$445,776	$426,525	4.5%
Operating expenses	131,460	128,111	2.6%	388,926	366,680	6.1%

Operating income	$20,514	$22,993	-10.8%	$56,850	$59,845	-5.0%

3rd Quarter 2011 vs. 3rd Quarter 2010

Revenues

Direct Marketing revenues increased $0.9 million, or 0.6%, in the third quarter of 2011 compared to the third quarter of 2010. These results reflect an increase (as a percentage) in the high teens from our select vertical compared to the third quarter of 2010. Our financial vertical experienced revenue growth in the low teens, while our retail vertical was up slightly. Our high-tech vertical declined in the mid single digits and our healthcare vertical declined approximately 25%. The results from our healthcare vertical were affected by a large, one-time project performed for a long-time customer during the second half of 2010. Excluding the results from this project, total Direct Marketing revenues increased 4.9% in the third quarter of 2011 compared to the third quarter of 2010. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

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

Operating Expenses

Operating expenses increased $3.3 million, or 2.6%, in the third quarter of 2011 compared to the third quarter of 2010. Labor costs increased $3.1 million, or 4.7%, due to increased headcounts to support revenues and improve our database service capabilities. Production and distribution costs increased $0.2 million, or 0.5%, due to higher mail supply chain costs on higher transportation volumes and increased production service costs due to higher revenues. This increase was partially offset by decreased outsourced costs resulting from decreased outsourced volumes. General and administrative expense increased $0.6 million, or 5.6%, due primarily to an increase in travel and employee recruiting. Depreciation and software amortization expense decreased $0.5 million, or 12.9%, due to decreased capital expenditures over the last few years. Intangible asset amortization was down slightly due to certain intangible assets becoming fully amortized.

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

First Nine Months 2011 vs. First Nine Months 2010

Revenues

Direct Marketing revenues increased $19.3 million, or 4.5%, in the first nine months of 2011 compared to the first nine months of 2010. These results reflect an increase (as a percentage) in the high teens from our select vertical compared to the first nine months of 2010. Our financial vertical experienced revenue growth in the low teens, while our retail vertical was up in the high single digits. Our healthcare vertical declined in the low teens and our high-tech vertical declined in the mid single digits. The results from our healthcare vertical were affected by the large, one-time project described above. Excluding the results from this project, total Direct Marketing revenues increased $25.4 million, or 6.1%, in the first nine months of 2011 compared to the first nine months of 2010. The August 31, 2010 acquisition of Information Arts also contributed to Direct Marketing’s revenue growth.

Operating Expenses

Operating expenses increased $22.2 million, or 6.1%, in the first nine months of 2011 compared to the first nine months of 2010. Labor costs increased $11.7 million, or 6.1%, due to increased headcounts to support revenues and improve our database service capabilities. Production and distribution costs increased $9.2 million, or 7.1%, due to higher mail supply chain costs on higher transportation volumes, and increased outsourced costs resulting from increased outsourced volumes. General and administrative expense increased $2.6 million, or 7.9%, due primarily to an increase in travel and employee recruiting. Depreciation and software amortization expense decreased $1.1 million, or 9.1%, due to decreased capital expenditures over the last few years. Intangible asset amortization was down slightly due to certain intangible assets becoming fully amortized.

Shoppers

	Three months ended		Change	Nine months ended		Change
In thousands	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010

Revenues	$60,814	$65,641	-7.4%	$180,365	$198,008	-8.9%
Operating expenses	57,729	60,369	-4.4%	177,151	183,293	-3.4%

Operating income	$3,085	$5,272	-41.5%	$3,214	$14,715	-78.2%

3rd Quarter 2011 vs. 3rd Quarter 2010

Revenues

Shoppers revenues decreased $4.8 million, or 7.4%, in the third quarter of 2011 compared to the third quarter of 2010. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories. At September 30, 2011, our Shoppers circulation reached approximately 11.2 million addresses each week. While we have not made any significant changes to our circulation since the first quarter of 2009, we continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Future revenue performance will depend on, among other factors, the overall strength of the California and Florida economies, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Operating expenses decreased $2.6 million, or 4.4%, in the third quarter of 2011 compared to the third quarter of 2010. Total labor costs decreased $2.5 million, or 12.6%, due to lower variable payroll costs from lower ad sales, headcount reductions and lower incentive compensation. Total production costs increased slightly, 0.1%, due primarily to the effect of a non-recurring postal incentive rebate earned in the third quarter of 2010 and an increase in newsprint expense due to higher paper rates. These increases were partially offset by decreased postage costs (excluding the postal incentive rebate) resulting from a decline in distribution volumes, the elimination of the second day edition in southern California and temporary postage rate reductions, and decreased outsourced costs resulting from decreased outsourced volumes. Total general and administrative costs decreased slightly, 0.9%, as small decreases in a number of line items were partially offset by an increase in bad debt expense. Depreciation and software amortization expense decreased $0.1 million, or 5.9%, due to decreased capital expenditures in the last few years. Intangible asset amortization was flat compared to the prior year quarter.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates have increased in recent years, and increased again in April 2011. Shoppers’ postage rates increased by less than 1.0% as a result of the April 2011 rate increase. Based on recent U.S Postal Service announcements, we believe the next postal rate increase will likely occur in January of 2012 and will be approximately 2.0%. This anticipated postage rate increase, and any additional future changes in postage rates will affect Shoppers’ production costs. The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access. We do not believe the proposed changes will have a material impact on our Shoppers business. Shoppers’ newsprint prices increased in the second half of 2010 and continued to increase in the first nine months of 2011, causing the increase in Shoppers paper costs. Newsprint prices in the fourth quarter of 2011 are expected to be consistent with third quarter 2011 prices. Any future changes in newsprint prices will affect Shoppers’ production costs.

First Nine Months 2011 vs. First Nine Months 2010

Revenues

Shoppers revenues decreased $17.6 million, or 8.9%, in the first nine months of 2011 compared to the first nine months of 2010. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Operating expenses decreased $6.1 million, or 3.4%, in the first nine months of 2011 compared to the first nine months of 2010. During the first half of 2011, we incurred $4.1 million of charges through our efforts to reduce expenses in the Shoppers business primarily through organizational restructuring and headcount reductions. Of these charges, $3.9 million related to the retirement of the President of our Shoppers business and severance due to headcount reductions. The remaining charges related to facilities and other miscellaneous items. Total labor costs decreased $1.8 million, or 3.0%, due to lower variable payroll costs from lower ad sales, headcount reductions and lower incentive compensation. Excluding the severance and retirement charges described above, total labor costs decreased $5.9 million, or 9.8%. Total production costs decreased $1.6 million, or 1.5%, due primarily to decreased postage costs as a result of a decline in distribution volumes and the elimination of the second day edition in southern California, and decreased outsourced costs resulting from decreased outsourced volumes. These decreases were partially offset by a non-recurring postal incentive rebate received in the third quarter of 2010 and an increase in newsprint expense due to higher paper rates. Total general and administrative costs decreased $2.2 million, or 15.1%, due primarily to a $1.3 million reduction of a legal accrual. Depreciation and software amortization expense decreased $0.4 million, or 9.7%, due to decreased capital expenditures in the last few years. Intangible asset amortization decreased $0.1 million, or 23.3%, as certain intangible assets became fully amortized. Excluding the retirement, severance and other charges, and the legal accrual reduction, Shoppers operating expenses decreased $11.6 million, or 6.3%.

General Corporate Expense

General corporate expense decreased $0.3 million, or 10.2%, in the third quarter of 2011 compared to the third quarter of 2010. This decrease was due to lower incentive-based compensation and acquisition-related expenses.

General corporate expense decreased $0.1 million, or 1.5%, in the first nine months of 2011 compared to the first nine months of 2010. This decrease was due to lower acquisition-related expenses.

Interest Expense

Interest expense increased $0.2 million, or 26.1%, in the third quarter of 2011 and was up slightly, 2.3%, in the first nine months of 2011 compared to the same periods in 2010. These increases were due to a higher interest rate spread and an increased debt balance as a result of the 2011 Term Loan Facility, which replaced the 2006 Term Loan Facility in August 2011. See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Interest Income

Interest income was down slightly in the third quarter of 2011 due to lower balances on cash and cash equivalents in the third quarter of 2011 than in the third quarter of 2010. Interest income increased $0.1 million, or 38.2%, in the first nine months of 2011 compared to the first nine months of 2010 due to higher returns on invested cash and cash equivalents in 2011.

Other Income and Expense

Other income, net, increased $2.4 million in the third quarter of 2011 compared to the third quarter of 2010. Other expense, net, decreased $0.9 million in the first nine months of 2011 compared to the first nine months of 2010. These changes were primarily due to changes in net foreign currency transaction gains and losses.

Income Taxes

Income tax expense decreased $0.4 million in the third quarter of 2011 and $4.9 million in the first nine months of 2011 compared to the same periods in 2010. Our effective tax rate was 40.6% for the third quarter of 2011, increasing from 38.7% for the third quarter of 2010. Our effective tax rate was 39.9% for the first nine months of 2011, increasing from 39.2% for the first nine months of 2010. The increase in the effective tax rate is primarily due to an increase in state income tax.

Economic Climate and Impact on our Financial Statements

The current economic climate in California and Florida has had a negative impact on our Shoppers’ operations and cash flows for the three months and nine months ended September 30, 2011, and our financial position at September 30, 2011. We cannot predict the timing, strength or duration of the current difficult economic environment in California and Florida or any subsequent improvement. If the economic climate and markets we serve continue to deteriorate, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2011, cash and cash equivalents were $71.8 million, decreasing $14.2 million from cash and cash equivalents at December 31, 2010. This net decrease was a result of net cash provided by operating activities of $33.8 million, net cash used in investing activities of $16.4 million and net cash used in financing activities of $31.6 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was $33.8 million, compared to net cash provided by operating activities of $62.7 million for the nine months ended September 30, 2010. The $28.9 million year-over-year decrease was primarily attributable to changes within working capital assets and liabilities and a decrease in net income.

For the nine months ended September 30, 2011, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to higher revenues in the fourth quarter of 2010 than in the third quarter of 2011. Days sales outstanding of approximately 64 days at September 30, 2011 increased from 63 days at September 30, 2010 and 59 days at December 31, 2010;

•	A decrease in inventory due to purchasing and holding higher levels of newsprint inventory in the fourth quarter of 2010 and first quarter of 2011 in advance of increases in newsprint prices;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable due to higher overall operating expenses in the fourth quarter of 2010 than in the third quarter of 2011;

•	A decrease in accrued payroll and related expenses due to the payment of 2010 incentive compensation;

•	A decrease in customer deposits, unearned revenue and other current liabilities due to timing of receipts; and

•	A decrease in income taxes payable due to the timing of payments.

Investing Activities

Net cash used in investing activities was $16.4 million for the nine months ended September 30, 2011, compared to $25.4 million for the nine months ended September 30, 2010. The $9.0 million decrease is the result of the August 31, 2010 acquisition of Information Arts, and was partially offset by a $3.8 million increase in capital spending in the first nine months of 2011 compared to the first nine months of 2010.

Financing Activities

Net cash used in financing activities was $31.6 million for the nine months ended September 30, 2011 compared to $47.5 million for the nine months ended September 30, 2010. The $15.9 million decrease is attributable primarily to a $25.2 million decrease in net debt repayments in the first nine months of 2011 compared to the first nine months of 2010, as a result of refinancing a term loan in August 2011. This decrease was partially offset by the repurchase of $8.4 million of treasury stock in the second quarter of 2011 and $1.0 million more dividends paid in the first nine months of 2011 than in the first nine months of 2010.

Credit Facilities

On March 7, 2008, we entered into a four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2008 Term Loan Facility matures on March 7, 2012. For each borrowing under the 2008 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2008 Term Loan Facility), plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2008 Term Loan Facility) then in effect, and ranges from 0.40% to 0.75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus 0.50%. There is a facility fee that we are also required to pay under the 2008 Term Loan Facility that is based on a rate applied to the outstanding principal balance owed under the 2008 Term Loan Facility. The facility fee rate ranges from 0.10% to 0.25% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2008 Term Loan Facility at any time without incurring any prepayment penalties. At September 30, 2011, we had $64.0 million outstanding under the 2008 Term Loan Facility.

On August 12, 2010, we entered into a new three-year $70 million revolving credit facility, which includes a $25 million accordion feature, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent. The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility. The 2010 Revolving Credit Facility matures on August 12, 2013. For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate (as defined in the 2010 Revolving Credit Facility) for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio (as defined in the 2010 Revolving Credit Facility) then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the LIBOR rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum. There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility. The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect. In addition, there is a letter of credit fee with respect to outstanding letters of credit. That fee is calculated by applying a rate equal to the spread applicable to LIBOR based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit. We may elect to prepay the 2010 Revolving Credit Facility at any time. At September 30, 2011, we did not have any outstanding amounts drawn against our 2010 Revolving

Credit Facility. At September 30, 2011 we had letters of credit totaling $10.8 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $59.2 million.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent. The 2011 Term Loan Facility matures on August 16, 2016. A portion of the proceeds from the 2011 Term Loan Facility were used to pay off the remaining $97.5 million obligation related to the 2006 Term Loan Facility. We plan to use the remaining proceeds for general corporate purposes. For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on Harte-Hanks’ total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on Harte-Hanks’ total net funded debt-to-EBITDA ratio then in effect. We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties. At September 30, 2011, we had $121.0 million outstanding under the 2011 Term Loan Facility.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 3.0 to 1. The credit facilities also contain customary covenants restricting our and our subsidiaries’ ability to:

•	authorize distributions, dividends, stock redemptions and repurchases if a payment event of default has occurred and is continuing;

•	enter into certain merger or liquidation transactions;

•	grant liens;

•	enter into certain sale and leaseback transactions;

•	have foreign subsidiaries account for more than 20% of the consolidated revenue, assets or EBITDA of Harte-Hanks and its subsidiaries, in the aggregate;

•	enter into certain transactions with affiliates; and

•	allow the total indebtedness of Harte-Hanks’ subsidiaries to exceed $20.0 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of September 30, 2011, we were in compliance with all of the covenants of our credit facilities. Our material domestic subsidiaries have made guarantees for the performance of Harte-Hanks under our credit facilities.

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

As of September 30, 2011, we had $59.2 million of unused borrowing capacity under our 2010 Revolving Credit Facility and a cash balance of $71.8 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for the next 12 months. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the United States and other economies. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

The 2008 Term Loan Facility matures in the next 6 months, and we are scheduled to make principal payments of $71.7 million during this period. We plan to make these scheduled principal payments using cash on hand, cash provided by operating activities and availability under the 2010 Revolving Credit Facility.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We consider the following to be our critical accounting policies, as described in detail in our 2010 Form 10-K:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Reserve for healthcare, workers’ compensation, automobile and general liability insurance;

•	Goodwill; and

•	Stock-based compensation.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.24% at September 30, 2011). The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016. At September 30, 2011, our debt balance related to the 2011 Term Loan Facility was $121.0 million. The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013. At September 30, 2011, we did not have any debt outstanding under the 2010 Revolving Credit Facility. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At September 30, 2011, our debt balance related to the 2008 Term Loan Facility was $64.0 million.

Assuming the actual level of borrowings throughout the third quarter and first nine months of 2011, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the third quarter and first nine months of 2011 would have changed by approximately $0.3 million and $0.8 million, respectively. Due to our overall debt level and cash balance at September 30, 2011, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Operations. Transactions such as these amounted to $0.8 million and $0.5 million in pre-tax currency transaction gains in the third quarter and first nine months of 2011, respectively. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the third quarter of 2011:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 – 31, 2011	0	$0	0	9,475,491
August 1 – 31, 2011	0	$0	0	9,475,491
September 1 – 30, 2011	11,738	$8.10	0	9,475,491

Total	11,738	$8.10	0

(1)	During the third quarter of 2011, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of September 30, 2011, we had repurchased a total of 64,924,509 shares at an average price of $18.67 per share under this program.
(2)	Total number of shares purchased includes shares, if any, purchased as part of our publicly announced stock repurchase program, plus shares withheld to pay applicable withholding taxes and the exercise price related to stock options, and shares withheld to pay applicable withholding taxes related to the vesting of nonvested shares and performance stock units, pursuant to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan.

Item 6.	Exhibits

See Index to Exhibits on Page 34.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

November 1, 2011	/S/ LARRY FRANKLIN
Date	Larry Franklin
President and Chief Executive Officer

November 1, 2011	/S/ DOUGLAS SHEPARD
Date	Douglas Shepard
Executive Vice President and Chief Financial Officer

November 1, 2011	/S/ JESSICA HUFF
Date	Jessica Huff
Vice President, Finance and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document

*Filed	or furnished herewith