Form 10-K
period 2011-12-31
HARTE HANKS INC
filed 2012-03-07
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($8.12) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011), was approximately $365,044,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2012 was 62,826,191 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the Company’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

Harte-Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2011

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

Marketing remains an important function in many organizations. Many businesses have a chief-level executive responsible for marketing who is charged with combining data, technology, channels and resources to demonstrate a return on marketing investment. This has led many businesses to use direct and targeted marketing, which offer accountability and measurability of marketing programs, allowing customer insight to be leveraged to create and accelerate value. Direct Marketing, which represented 72% of our total revenues in 2011, is a leader in the movement toward highly targeted, multichannel marketing. Our Shoppers business applies geographic targeting principles, providing approximately 950 zones for local marketing.

Harte-Hanks® is the successor to a newspaper business started by Houston Harte and Bernard Hanks in Texas in the early 1920s. In 1972, Harte-Hanks went public and was listed on the New York Stock Exchange (NYSE). We became private in a leveraged buyout initiated by management in 1984. In 1993, we again went public and listed our common stock on the NYSE. In 1997, we sold all of our remaining traditional media operations (consisting of newspapers, television and radio companies) in order to focus all of our efforts on two business segments - Direct Marketing and Shoppers. See segment financial information in Note O Business Segments in the Notes to Consolidated Financial Statements.

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

DIRECT MARKETING

General

Our Direct Marketing services offer a wide variety of integrated, multichannel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multichannel marketing programs to deliver a return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers.

We offer a full complement of capabilities and resources to provide a broad range of marketing services and data management software, in media from direct mail to email.

•

Agency & Digital Services. The Agency Inside Harte-Hanks® is a full-service, multichannel relationship marketing agency specializing in direct and digital communications. With strategy, creative and implementation services, we help marketers within targeted industries understand, identify, and engage prospects and customers in their channel of choice. The mission of The Agency Inside Harte-Hanks is to deploy world-class, data-driven, multichannel relationship marketing programs that address each client's acquisition, cross-selling, retention and loyalty needs. Our digital solutions integrate online services within the marketing mix and include: site development and design, social media marketing, email marketing through our Postfuture® email marketing solutions, ecommerce and interactive relationship management and a host of other services that support our core businesses.

•

Database Marketing Solutions. We have successfully delivered marketing database solutions for over 35 years across various industries. Our solutions are built around centralized marketing databases with three core offerings: insight and analytics; customer data integration; and marketing communications tools. Our solutions enable organizations to build and manage customer communication strategies that drive new customer acquisition and retention and maximize the value of existing customer relationships. Through insight, we help clients identify models of their most profitable customer relationships and then apply these models to increase the value of existing customers while also winning profitable new customers. Through customer data integration, data from multiple sources comes together to provide a single customer view of client prospects and customers. Then, utilizing our Allink® suite of customer communication and sales optimization tools, we help clients apply their data and insights to the entire customer lifecycle, to help clients sustain and grow their business, gain deeper customer insights, and continuously refine their customer resource management strategies and tactics.

•

Trillium Software® Data Quality and Service Solutions. Our proprietary software has helped global customers more effectively analyze, enrich, cleanse and report on their product, financial and customer data as part of master data management, data governance, CRM, data warehousing and integration initiatives. With industry-leading Trillium Software System®, Global Locator™ geocoding product, and associated data governance services, business users can optimize data-based business processes and transactions, realize efficiencies, and enhance the accuracy of their master set of data-improving program results.

•

Direct Mail and Supply Chain Management. As a full-service direct marketing provider and one of the largest mailing partners of the United States Postal Service (USPS®), our operational mandate is to ensure creativity and quality, provide an understanding of the options available in technologies and segmentation strategies and capitalize on economies of scale with our variety of execution options. Our services include advanced mail optimization, logistics and transportation optimization, tracking (including our proprietary prEtrack™ solution), commingling, shrink wrapping and specialized mailings. With facilities strategically placed nationwide, we are among the largest solo mailers in the country other than the U.S. government.

•

Fulfillment and Contact Centers. We deliver teleservices and fulfillment operations in both consumer and business-to-business markets. We operate teleservice workstations around the globe providing advanced contact center solutions such as: speech, chat, integrated voice response, email, social cloud monitoring and web self-service. We also maintain fulfillment centers strategically located throughout the United States allowing our customers to distribute literature and other marketing materials, custom kitting services, print on demand, product recalls and obtain freight optimization.

•

Lead Generation. Our CI Technology Database™ tracks technology installations, business demographics and over 5 million key decision makers at more than 4.5 million business locations in 25 countries in North America, Latin America, Europe and China. Our clients use the data to gain insight into their prospect’s and client’s technology buying cycles. Our Aberdeen Group is a provider of fact-based research to identify and educate technology buyers across numerous industries and product categories. Leading technology providers use Aberdeen’s proprietary research content for use in their demand creation programs, online marketing campaigns and Web-based sales and marketing tools.

Many of our client relationships start with an offering from the list above on an individual solution basis to the client or a combination of our offerings from across our portfolio of businesses. Multichannel marketing is communicating through different marketing solutions or channels in an integrated form to reach a consumer so it is easy for a consumer to buy in whatever manner the consumer chooses. During our client relationship we try to move our clients from marketing through multiple channels to multichannel marketing. Many of our recent client relationships have started with a multichannel strategy as opposed to a single solution and management believes many of its clients will increase their multichannel strategy focus in the future.

In 2011, 2010 and 2009, Harte-Hanks Direct Marketing had revenues of $614.3 million, $601.3 million, and $586.0 million, respectively, which accounted for approximately 72%, 70%, and 68% of our total revenues, respectively.

Customers

Direct marketing services are marketed to specific industries or markets with services and software products tailored to each industry or market. We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications. We currently provide direct marketing services to the retail, high-tech/telecom, financial services and pharmaceutical/healthcare vertical markets, in addition to a range of selected markets. The largest Direct Marketing client (measured in revenue) comprised 6% of total Direct Marketing revenues in 2011 and 4% of our total revenues in 2011. The largest 25 clients in terms of revenue comprised 42% of total Direct Marketing revenues in 2011 and 30% of our total revenues in 2011.

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

Direct Marketing Facilities

Direct marketing services are provided at the following facilities, all of which are leased except as otherwise noted:

National Offices	Texarkana, Texas
Austin, Texas	Troy, Michigan
Baltimore, Maryland	Wilkes-Barre, Pennsylvania
Billerica, Massachusetts	Yardley, Pennsylvania
Boston, Massachusetts
Cincinnati, Ohio	International Offices
Deerfield Beach, Florida	Bristol, United Kingdom
East Bridgewater, Massachusetts	Buckinghamshire, United Kingdom
Fort Worth, Texas	Hasselt, Belgium – owned site
Fullerton, California	Madrid, Spain
Grand Prairie, Texas	Manila, Philippines
Jacksonville, Florida	Melbourne, Australia
Lake Mary, Florida	São Paulo, Brazil
Langhorne, Pennsylvania	Stuttgart, Germany
Linthicum Heights, Maryland	Sydney, Australia
New York, New York	Theale, United Kingdom
Ontario, California	Uxbridge, United Kingdom
San Diego, California	Versailles, France
Shawnee, Kansas

For more information please refer to Item 2, “ Properties”.

Competition

Our Direct Marketing business faces competition in all of its offerings and within each of its vertical markets. Direct marketing is a dynamic business, subject to technological advancements, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services and an evolving competitive landscape. Our competition comes from numerous local, national and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships and marketing expenditures. Competitive factors in our industry include the quality and scope of services, technical and strategic expertise, the perceived value of the services provided, reputation and brand recognition. We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general. Failure to continually improve our current processes, advance and upgrade our technology applications, and to develop new products and services in a timely and cost-effective manner, could result in the loss of our clients or prospective clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth. Although we believe that our capabilities and breadth of services, combined with our national and worldwide production capability, industry focus and ability to offer a broad range of integrated services, enable us to compete effectively, our business results may be adversely impacted by competition. Please refer to Item 1A, “Risk Factors”, for additional information regarding risks related to competition.

Seasonality

Our Direct Marketing business is somewhat seasonal as revenues in the fourth quarter tend to be higher than revenues in other quarters during a given year. This increased revenue is a result of overall increased marketing activity prior to and during the holiday season, primarily related to our retail vertical.

SHOPPERS

General

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications (based on weekly circulation and revenues). Shoppers are weekly advertising publications distributed free by mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their areas of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides online advertising and other services through our websites, PennySaverUSA.com® and TheFlyer.com® as well as business websites and search–engine marketing. Our websites serve as advertising portals, bringing buyers and sellers together through our online offerings, including local classifieds, business listings, coupons, special offers and PowerSites®. PowerSites are templated web sites for our customers, optimized to help small and medium-sized business owners establish a web presence and improve their lead generation through call tracking. At December 31, 2011, we were publishing approximately 6,000 PowerSites weekly.

As of December 31, 2011, Shoppers delivered approximately 11.3 million shopper packages in five major markets each week covering the greater Los Angeles market, the greater San Diego market, Northern California, South Florida and the greater Tampa market. Our California publications account for approximately 80% of Shoppers weekly circulation.

As of December 31, 2011, Harte-Hanks published approximately 950 individual shopper editions each week, distributed to zones with circulation of approximately 12,000 in each zone. This allows single-location, local advertisers to saturate a single relevant geographic zone, while enabling multiple-location advertisers to saturate multiple zones. This unique distribution system gives large and small advertisers alike a cost-effective way to reach their target markets. Our zoning capabilities and production technologies have enabled us to saturate and target areas in a number of ways, including geographic, demographic, lifestyle, behavioral and language, which we believe allows our advertisers to effectively target their customers.

In 2011, 2010, and 2009, Harte-Hanks Shoppers had revenues of $236.5 million, $259.2 million, and $274.2 million, respectively, accounting for approximately 28%, 30%, and 32% of our total revenues, respectively.

Publications

The following table sets forth certain publication information with respect to Shoppers:

		December 31, 2011
Market	Publication Name	Weekly Circulation	Number of Zones
Greater Los Angeles	PennySaverUSA.com	5,145,200	458

Northern California	PennySaverUSA.com	2,285,600	189

Greater San Diego	PennySaverUSA.com	1,650,200	136

South Florida	TheFlyer.com	1,160,900	93

Greater Tampa	TheFlyer.com	1,042,500	73

Total		11,284,400	949

Our shopper publications contain classified and display advertising and are delivered by saturation mail. The typical shopper publication contains approximately 37 pages and is 7 by 10 inches in size. Each edition, or zone, is targeted around a natural neighborhood marketing pattern. Shoppers also serve as a distribution vehicle for multiple ads from national and regional advertisers, including “print and deliver” single-sheet inserts designed and printed by us, and coupon books, preprinted inserts, and four-color glossy flyers printed by third party printers. During 2011, we distributed approximately 4.6 billion insert pieces. In addition, our shoppers also provide advertising and other services online through our websites – PennySaverUSA.com and TheFlyer.com.

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

Customers

Shoppers serves both business and individual advertisers in a wide range of industries, including real estate, employment, automotive, retail, grocery, education, telecommunications, financial services, and a number of other industries. The largest client (measured in revenue) comprised 2% of Shoppers revenues in 2011 and less than 1% of our total revenues in 2011. The top 25 clients in terms of revenue comprised 19% of Shoppers revenues in 2011 and 5% of our total revenues in 2011.

Sales and Marketing

We employ more than 350 commissioned sales representatives who develop both targeted and saturation advertising programs, both in print and online, for clients. The sales organization provides service to national, regional and local advertisers through its telemarketing departments and field sales representatives. Shoppers clients vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers. The weekly number of ads is primarily driven by residential customers, whereas revenues are primarily driven by small and midsize businesses. We also focus our marketing efforts on larger national accounts by emphasizing our ability to deliver saturation advertising in defined zones, or even partial zones for inserts, in combination with advertising in the shopper publication.

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

Shoppers Facilities

Our shoppers are produced at owned or leased facilities in the markets they serve. At December 31, 2011, we had five production facilities – three in Southern California, one in Northern California, and one in Tampa, Florida – and approximately four primary sales offices. We also operate numerous small sales offices in the areas we serve.

For more information please refer to Item 2, “Properties.”

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

U.S. AND FOREIGN GOVERNMENT REGULATIONS

As a company with business activities around the world, we are subject to a variety of domestic and international legal and regulatory requirements that impact our business, including, for example, regulations governing consumer protection and unfair business practices, contracts, ecommerce, intellectual property, labor and employment, securities, tax, and other laws that are generally applicable to commercial activities.

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

•

The U.S. Department of Commerce’s proposed Dynamic Privacy Framework, the Federal Trade Commission’s Protecting Consumer Privacy in an Era of Rapid Change policy and the European Commission’s proposed changes to the European Union’s Data Protection framework, each of which seeks to address consumer privacy, data protection and technological advancements in relation to the collection or use of personal information.

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

There are additional consumer protection, privacy and data security regulations in the U.S. and in other countries in which we or our clients do business. These laws regulate the collection, use, disclosure and retention of personal data and may require consent from consumers and grant consumers other rights, such as the ability to access their personal data and to correct information in the possession of data controllers. We and many of our clients also belong to trade associations that impose guidelines that regulate direct marketing activities, such as the Direct Marketing Association’s Commitment to Consumer Choice.

As a result of increasing public awareness and interest in individual privacy rights, data protection, information security and environmental and other concerns regarding marketing communications, federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products. Examples include data encryption standards, data breach notification requirements, consumer choice and consent restrictions and increased penalties against offending parties, among others. We anticipate that additional proposals will continue to be introduced in the future, some of which may be adopted. In addition, our business may be affected by the impact of these restrictions on our clients and their marketing activities. These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications. For example, many states have considered implementing do-not-mail legislation that could impact our Direct Marketing and Shoppers businesses and the businesses of our clients and customers. In addition, continued public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

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

EMPLOYEES

As of December 31, 2011, Harte-Hanks employed approximately 5,950 full-time employees and 310 part-time employees, of which approximately 1,690 are based outside of the U.S. Approximately 4,680 full-time and 80 part-time employees were in the Direct Marketing segment and 1,250 full-time and 230 part-time employees were in the Shoppers segment. A portion of our workforce is provided to us through staffing companies. None of the workforce is represented by labor unions. We consider our relations with our employees to be good.

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected, and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the SEC, including the factors discussed below in this Item 1A, “Risk Factors", and any updates thereto in our Forms 10-Q. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Our Direct Marketing business faces significant competition in all of its offerings and within each of its vertical markets. Direct marketing is a dynamic business, subject to technological advancements, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services and an evolving competitive landscape. This competition comes from numerous local, national and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships and marketing expenditures by clients and prospective clients. We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general. In addition, our ability to attract new clients and to retain existing clients may, in some cases, be limited by clients’ policies on or perceptions of conflicts of interest. These policies can prevent us from performing similar services for competing products or companies. Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast, satellite and cable television, other shoppers, the internet, other communications media and other advertising printers that operate in our markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Our failure to improve our current processes or to develop new products and services could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth.

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

We believe that our success depends on, among other things, maintaining technological competitiveness in our Direct Marketing and Shoppers products, processing functionality and software systems and services. Technology changes rapidly and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the internet. Advances in information technology may result in changing client preferences for products and product delivery formats in our industry. We must continually improve our processes and provide new products and services in a timely and cost-effective manner though development, license or acquisition to match our competitors’ technological developments and competing product/service offerings, and to satisfy the increasingly sophisticated requirements of our clients. We may be unable to successfully identify, develop and bring new and enhanced services and products to market in a timely and cost-effective manner, such services and products may not be commercially successful, and services, products and technologies developed by others may render our services and products noncompetitive or obsolete.

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

Economic downturns and turmoil severely affect the marketing services industry. Throughout the most recent recession, as in prior economic downturns, our customers responded to weak economic conditions by reducing their marketing budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses. Our customers may respond similarly to adverse economic conditions in the future. In addition, revenues from our Shoppers business are largely dependent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national, regional and international economies and business conditions. A lasting economic recession or anemic recovery in the U.S. or other markets in which we operate (such as the recent recession and recovery) could have material adverse effects on our business, financial position or operating results. Similarly, industry or company-specific factors may negatively impact our clients and prospective clients or their industries, and in turn result in reduced demand for our products and services, client insolvencies, collection difficulties or bankruptcy preference actions related to payments received from our clients. We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information about the adverse impact on our financial performance of the ongoing difficult economic environment in the United States and other economies.

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

Privacy, information security and other direct marketing regulatory requirements may prevent or impair our ability to offer our products and services.

We are subject to and affected by numerous laws, regulations and industry standards that regulate direct marketing activities, including those that address privacy, data protection, information security and marketing communications. Please refer to the section above entitled “U.S. and Foreign Government Regulations” for additional information regarding some of these regulations.

As a result of increasing public awareness and interest in privacy rights, data protection, information security, environmental protection and other concerns, national and local governments and industry organizations regularly consider and adopt new laws, rules, regulations and guidelines that restrict or regulate marketing communications, services and products. Examples include data encryption standards, data breach notification requirements, registration/licensing requirements (often with fees), consumer choice, notice and consent restrictions and penalties for infractions, among others. We anticipate that additional restrictions and regulations will continue to be proposed and adopted in the future.

In addition, our business may be affected by the impact of these restrictions and regulations on our clients and their marketing activities. Current and future restrictions and regulations could increase compliance requirements and costs, and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information, or change the requirements therefore so as to require other changes to our business or that of our clients. Additional restrictions and regulations may limit or prohibit current practices regarding marketing communications. For example, many states and countries have considered implementing do not contact legislation that could impact our Direct Marketing and Shoppers businesses and the businesses of our clients and customers. In addition, continued public interest in privacy rights, data protection and information security may result in the adoption of further industry guidelines that could impact our direct marketing activities and business practices.

We cannot predict the scope of any new laws, rules, regulation or industry guidelines or how courts or agencies may interpret current ones. Additionally, enforcement priorities by governmental authorities will change over time, which may impact our business. Understanding the laws, rules, regulations and guidelines applicable to specific client multichannel engagements and across many jurisdictions poses a significant challenge, as such laws, rules, regulations and guidelines are often inconsistent or conflicting, and are sometimes at odds with client objectives. Our failure to properly comply with this regulatory requirements and client needs may materially and adversely affect our business. General compliance with privacy, data protection and information security obligations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with our compliance. We may be exposed to significant penalties, liabilities, reputational harm and loss of business in the event that we fail to comply. We could suffer a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations, the issuance of judicial or governmental interpretations, changed enforcement priorities of governmental agencies or a change in behavior arising from public concern over privacy, data protection and information security issues.

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

Pursuant to various federal, state, foreign and industry regulations, consumers have varying degrees of control as to how certain data regarding them is collected, used and shared for marketing purposes. If, due to privacy, security or other concerns, consumers exercise their ability to prevent or limit such data collection, use or sharing, it may impair our ability to provide direct marketing to those consumers and limit our clients’ requirements for our services. Additionally, privacy and security concerns may limit consumers’ willingness to voluntarily provide data to our customers or marketing companies. Some of our services depend on voluntarily provided data and may be impaired without such data.

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

Our ability to protect our information systems against damage from a data loss, security breach, human error, malfeasance, computer virus, fire, power loss, telecommunications failure or other disaster is critical to our future success. Some of these systems may be outsourced to third-party providers from time to time. Any damage to our information systems that causes interruptions in our operations or a loss of data could affect our ability to meet our clients' requirements, which could have a material adverse effect on our business, financial position or operating results. While we take precautions to protect our information systems, such measures may not be effective, and existing measures may become inadequate because of changes in future conditions. Although we maintain insurance which may respond to cover some types of damages incurred by breaches of (or problems with) our information systems, such insurance is limited and expensive, and may not respond or be sufficient to prevent such damage from materially harming our business.

Breaches of security, or the perception that ecommerce is not secure, could severely harm our business and reputation.

Business-to-business and business-to-consumer electronic commerce requires the secure transmission of confidential information over public networks. Some of our products and services are accessed through the internet. Security breaches in connection with the delivery of our products and services, or well-publicized security breaches that may affect us or our industry, such as database intrusion, could be severely detrimental to our business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the information systems that access our products, services and proprietary database information.

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

Our Shoppers and Direct Marketing services depend on the USPS to deliver products. Our shoppers are delivered by Standard Mail, and postage is the second largest expense, behind labor, in our Shoppers business. Standard postage rates have increased in recent years, and increased again in April 2011 and January 2012. Shoppers’ postage rates increased by less than 1.0% as a result of the April 2011 rate increase, and increased by approximately 2.1% as a result of the January 2012 rate increase. These postage rate increases, and any additional future changes in postage rates will affect Shoppers’ production costs. Postage rates also influence the demand for our Direct Marketing services even though the cost of mailings is typically borne by our clients and is not directly reflected in our revenues or expenses. Accordingly, future postal increases or disruptions in the operations of the USPS may have an adverse impact on us.

The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access. At this point we do not believe the proposed changes will have a material impact on our business.

Our financial results could be negatively impacted by impairments of goodwill or other intangible assets with indefinite useful lives.

As of December 31, 2011, the net book value of our goodwill and other intangibles represented approximately $580.6 million out of our total assets of $932.5 million. We test goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and on an interim date should factors or indicators become apparent that would require an interim test. A downward revision in the fair value of either of our reporting units or any of the other intangible assets could result in impairments and non-cash charges. Any such impairment charges could have a significant negative effect on our reported net income.

Scheduled debt maturities and liquidity

We are scheduled to pay off the balance owed under our 2008 Term Loan Facility when it matures on March 7, 2012. This pay-off, combined with other principal payments due under our 2011 Term Loan Facility, require us to make aggregate principal payments of $61.5 million during the first quarter of 2012. As of December 31, 2011 we had $86.8 million in cash and had $59.9 million of unused borrowing capacity under our 2010 Revolving Credit Facility. Depending on our ability to generate sufficient cash flow from operations, our overall liquidity and ability to make payments on our indebtedness may be adversely impacted, and we may be required to seek one or more alternatives, such as refinancing or restructuring our indebtedness, or seeking to raise debt or equity capital. We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms, if at all. In addition, our existing debt agreements contain restrictive covenants that may prohibit us from adopting one or more of these alternatives.

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

Interest rate movements in Europe and the United States can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents. Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically Eurodollar rates, due to their impact on interest related to our credit facilities. As of December 31, 2011, we had $179.4 million of debt outstanding, all of which was at variable interest rates. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates. We also have exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position or operating results.

Our international operations subject us to risks associated with operations outside the U.S.

Harte-Hanks Direct Marketing conducts business outside of the United States. During 2011, approximately 14.8% of Harte-Hanks Direct Marketing’s revenues and 10.7% of Harte-Hanks total revenues were derived from businesses outside the United States, primarily Europe, Asia and South America. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

•	social, economic and political instability;

•	changes in U.S. and foreign governmental legal requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	inflation;

•	the potential for nationalization of enterprises;

•	less favorable labor laws that may increase employment costs and decrease workforce flexibility;

•	potentially adverse tax treatment;

•	less favorable foreign intellectual property laws that would make it more difficult to protect our intellectual properties from appropriation by competitors;

•	more onerous or differing data privacy and security requirements or other marketing regulations;

•	longer payment cycles for sales in foreign countries; and

•	the costs and difficulties of managing international operations.

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

Our headquarters are located in San Antonio, Texas, and we occupy approximately 8,000 square feet of leased office space at that location. Our business is conducted in facilities worldwide containing aggregate space of approximately 3.0 million square feet. Approximately 2.8 million square feet are held under leases, which expire at dates through 2020. The balance of our properties, used in our Brea, California Shoppers operations and Hasselt, Belgium Direct Marketing operations, are owned.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note K, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE (symbol: HHS). The reported high and low quarterly sales price ranges for 2011 and 2010 were as follows:

	2011		2010
	High	Low	High	Low
First Quarter	13.74	11.77	13.30	10.25
Second Quarter	12.22	7.59	15.84	10.37
Third Quarter	8.95	7.00	11.90	9.60
Fourth Quarter	9.94	7.74	13.65	11.14

In 2011, quarterly dividends were paid at the rate of 8.0 cents per share. In 2010, quarterly dividends were paid at the rate of 7.5 cents per share.

We currently plan to pay a quarterly dividend of 8.5 cents per common share in each of the quarters in 2012, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

As of January 31, 2012, there are approximately 2,250 holders of record.

Issuer Purchases of Equity Securities

During the fourth quarter of 2011, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of December 31, 2011, we had repurchased a total of 64,924,509 shares at an average price of $18.67 per share under this program.

Comparison of Stockholder Returns

The material under this heading is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

The following graph compares the cumulative total return of our common stock during the period December 31, 2006 to December 31, 2011 with the Standard & Poor’s 500 Stock Index (S&P 500 Index) and with two peer groups. We made modifications to our peer group in this 2011 Annual Report on Form 10-K compared to our previous peer group in order to be consistent with the modified 2012 peer group used by our Compensation Committee in evaluating management compensation.

Our former peer group included Acxiom Corporation, Alliance Data Systems Corporation, Cenveo, Inc., Consolidated Graphics, Inc., Convergys Corp., Dun & Bradstreet Corporation, Equifax, Inc., Gartner, Inc., GSI Commerce, Inc., Interpublic Group of Companies, Inc., Meredith Corp., Sykes Enterprises, Inc., Techtarget, Inc., Valassis Communications, Inc., and ValueClick, Inc.

Our current peer group includes Acxiom Corporation, Alliance Data Systems Corporation, Cenveo, Inc., Consolidated Graphics, Inc., Convergys Corp., Dun & Bradstreet Corporation, Equifax, Inc., Gartner, Inc., Informatica Corp., Interpublic Group of Companies, Inc., Meredith Corp., Sapient Corp., Sykes Enterprises, Inc., Techtarget, Inc., Valassis Communications, Inc., and ValueClick, Inc.

The S&P Index includes 500 United States companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The peer groups are also weighted by market capitalization.

The graph depicts the results of investing $100 in our common stock, the S&P 500 Index and the peer groups at closing prices on December 31, 2006 and assumes the reinvestment of dividends.

	Base Period	Years Ending
	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
Harte-Hanks, Inc.	100	63.24	23.49	42.00	50.96	37.53
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
Current Peer Group	100	92.10	56.49	81.21	104.23	103.20
Former Peer Group	100	89.56	54.45	77.44	94.11	94.70

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K. The fiscal year financial information included in the table below for the years ended December 31, 2011, 2010, and 2009 is derived from audited financial statements contained in this Form 10-K. Information for the years ended December 31, 2008 and 2007 can be found in our previously filed Annual Reports on Form 10-K.

In thousands, except per share amounts	2011	2010	2009	2008	2007
Statement of Operations Data
Revenues	$850,765	$860,526	$860,143	$1,082,821	$1,162,886
Operating expenses
Labor, production and distribution	687,195	679,254	678,307	847,470	871,468
Advertising, selling, general and administrative	68,211	66,792	62,479	81,655	89,787
Shoppers legal settlement	(1,260)	0	6,950	0	–
Depreciation and amortization	20,414	22,437	28,265	33,429	33,195
Intangible amortization	799	990	1,712	2,950	3,509

Total operating expenses	775,359	769,473	777,713	965,504	997,959

Operating income	75,406	91,053	82,430	117,317	164,927
Interest expense, net	2,935	2,624	7,968	13,823	12,453
Net income	$44,198	$53,604	$47,715	$62,741	$92,640
Earnings per common share—diluted	$0.70	$0.84	$0.75	$0.98	$1.26
Cash dividends per common share	$0.32	$0.30	$0.30	$0.30	$0.28
Weighted-average common and common equivalent shares outstanding—diluted	63,552	64,139	63,885	64,104	73,703

Segment Data
Revenues
Direct Marketing	$614,270	$601,283	$585,988	$732,740	$732,461
Shoppers	236,495	259,243	274,155	350,081	430,425

Total revenues	$850,765	$860,526	$860,143	$1,082,821	$1,162,886

Operating income (loss)
Direct Marketing	$83,490	$86,748	$95,812	$103,121	$108,796
Shoppers	3,147	15,602	(1,354)	25,884	70,784
General corporate	(11,231)	(11,297)	(12,028)	(11,688)	(14,653)

Total operating income	$75,406	$91,053	$82,430	$117,317	$164,927

Capital expenditures	$21,034	$17,449	$9,011	$19,947	$28,217

Balance sheet data (at end of period)
Current assets	$275,517	$268,463	$256,599	$241,203	$265,680
Property, plant and equipment, net	71,583	72,659	78,399	97,433	112,354
Goodwill and other intangibles, net	580,640	581,439	569,163	570,866	564,522
Total assets	932,514	926,880	908,151	913,566	951,926
Total debt	179,438	193,000	239,688	270,625	259,125
Total stockholders’ equity	$446,355	$437,823	$401,643	$356,372	$408,512

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Harte-Hanks is a worldwide direct and targeted marketing company that provides multichannel direct and digital marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers. We manage our operations through two operating segments: Direct Marketing and Shoppers.

Our Direct Marketing services offer a wide variety of integrated, multichannel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multichannel marketing programs to deliver a return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers. We offer a full complement of capabilities and resources to provide a broad range of marketing services and data management software, in media from direct mail to email, including:

•	agency and digital services;

•	database marketing solutions;

•	data quality software and services with Trillium Software;

•	direct mail and supply chain management;

•	fulfillment and contact centers; and

•	lead generation.

In 2011, our Direct Marketing segment had revenues of $614.3 million, which represented 72% of our total revenues.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications (based on weekly circulation and revenues). Shoppers are weekly advertising publications delivered free by mail to households and businesses in a particular geographic area. Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow. Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides online advertising and other services through our websites, PennySaverUSA.com® and TheFlyer.com®, as well as business websites and search–engine marketing. Our websites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites. PowerSites are templated websites for our customers, optimized to help small and medium-sized business owners establish a web presence and improve their lead generation. At December 31, 2011, we were publishing approximately 6,000 PowerSites weekly.

At December 31, 2011, our Shoppers publications were zoned into approximately 950 separate editions with total circulation of approximately 11.3 million shopper packages in California and Florida each week. Shoppers are delivered in five major markets covering the greater Los Angeles market, the greater San Diego market, Northern California, South Florida and the greater Tampa market.

In 2011, our Shoppers segment had revenues of $236.5 million, which represented 28% of our total revenues.

We derive revenues from the sale of direct marketing services and shopper advertising services.

Our businesses continued to face challenging economic environments in 2011, which negatively impacted our financial performance. Marketing budgets are often more discretionary in nature, and are easier to reduce in the short-term than other expenses in response to weak economic conditions. Difficult economic conditions and consolidation and bankruptcies of customers and prospective customers in the industry verticals that we serve have resulted in pricing pressures and in reduced demand for our products and services.

As a worldwide business, Direct Marketing is affected by general national and international economic and business conditions. Direct Marketing revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors. The fourth quarter of 2011 was the highest revenue quarter in three years, and the sixth consecutive quarter that Direct Marketing has shown good year-over-year growth (excluding the one-time project in 2010 described below). We remain committed to making the investments necessary to execute our multichannel strategy while also adjusting our cost structure to reduce costs in the parts of the business that are not growing as fast. We believe these actions will improve our profitability in future periods.

Our Shoppers business operates in regional markets in California and Florida and is greatly affected by the strength of the state and local economies. Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California and Florida in which we operate. During 2011, the adverse economic conditions we have experienced since the second half of 2007 in California and Florida continued. As a result we expect to have further challenges before performance improves. We see little, if any, improvement in the California economy, and only slightly better improvement in the Florida economy. In response, during the first half of 2011, we continued our efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring and headcount reductions, and incurred $4.1 million of related charges. Of these charges, $3.9 million were related to the retirement of our Shoppers President, Pete Gorman, and severance due to headcount reductions. The remaining charges were related to facilities and other miscellaneous items. We continue to invest in our digital strategy where we are seeing good revenue growth and are adding capabilities that add value for our readers and advertisers. We believe the steps we are taking to improve overall efficiency, combined with our digital strategy, will make our Shoppers business well positioned when the economies in California and Florida improve.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands except per share amounts	2011	% Change	2010	% Change	2009
Revenues	$850,765	-1.1	$860,526	0.0	$860,143
Operating expenses	775,359	0.8	769,473	-1.1	777,713

Operating income	$75,406	-17.2	$91,053	10.5	$82,430

Net income	$44,198	-17.5	$53,604	12.3	$47,715

Diluted earnings per share	$0.70	-16.7	$0.84	12.0	$0.75

Year ended December 31, 2011 vs. Year ended December 31, 2010

Revenues

Consolidated revenues decreased $9.8 million, to $850.8 million, and operating income decreased 17.2%, to $75.4 million, in 2011 compared to 2010. Our overall results reflect increased revenues of $13.0 million, or 2.2%, from our Direct Marketing segment and decreased revenues of $22.7 million, or 8.8%, from our Shoppers segment. The Direct Marketing results were affected by a large, one-time, voluntary recall project performed for a long-time pharmaceutical customer during the second half of 2010. Excluding the results from this project, total Direct Marketing revenues increased $29.1 million, or 5.0% in 2011 compared to 2010. Direct Marketing experienced increased revenues from our select, retail and financial verticals, which were partially offset by decreased revenues from our healthcare and high-tech vertical. The August 2010 acquisition of Information Arts also contributed to the 2011 revenue growth. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses increased 0.8%, to $775.4 million, in 2011 compared to 2010. The overall increase in operating expenses was driven by increased operating expenses in Direct Marketing of $16.2 million, or 3.2%. The Direct Marketing increase was primarily due to increased headcount to support revenues and improve our database service capabilities, higher mail supply chain costs on higher transportation volumes, increased travel and increased employee recruiting. The acquisition of Information Arts also contributed to the increase in Direct Marketing operating expenses. Shoppers operating expenses decreased $10.3 million, or 4.2%, due to lower variable payroll costs, decreased postage due to lower distribution volumes and the elimination of the second day edition, decreased outsourced costs on lower volumes, decreased lease expense due to facility consolidations, and a $1.3 million reduction of a legal accrual. The overall decrease at Shoppers was partially offset by $4.1 million of charges recognized in the first half of 2011 related to our efforts to reduce expenses in the Shoppers business. Of these charges, $3.9 million related to the retirement of the President of our Shoppers business and severance due to headcount reductions. The remaining charges related to facilities and other miscellaneous items. The decrease at Shoppers was also partially offset by a non-recurring postal incentive rebate earned in the third quarter of 2010 and an increase in newsprint expense due to higher paper rates. Excluding the retirement, severance and other charges, and the legal accrual reduction, Shoppers operating expenses decreased $13.1 million, or 5.4%.

Net Income/Earnings Per Share

Net income decreased 17.5%, to $44.2 million, and diluted earnings per share decreased 16.7%, to $0.70 per share, in 2011 compared to 2010. The decreases in net income and diluted earnings per share were a result of decreased operating income from both Shoppers and Direct Marketing, higher interest expense, and a higher effective tax rate in 2011 compared to 2010. These decreases were partially offset by a $2.3 million gain on the sale of land adjacent to our Shopper’s Brea facility, and a $1.3 million change in net foreign currency transaction gains and losses.

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

Direct Marketing

Direct Marketing operating results were as follows:

In thousands	2011	% Change	2010	% Change	2009
Revenues	$614,270	2.2	$601,283	2.6	$585,988
Operating expenses	530,780	3.2	514,535	5.0	490,176

Operating income	$83,490	-3.8	$86,748	-9.5	$95,812

Year ended December 31, 2011 vs. Year ended December 31, 2010

Revenues

Direct Marketing revenues increased $13.0 million, or 2.2%, in 2011 compared to 2010. These results were affected by a large, one-time, voluntary recall project performed for a long-time pharmaceutical customer during the second half of 2010. Excluding the results from this project, total Direct Marketing revenues increased $29.1 million, or 5.0%, in 2011 compared to 2010. Our 2011 results reflect an increase (as a percentage) in the high teens from our select vertical compared to 2010. Our retail vertical experienced revenue growth in the high single digits, while our financial vertical was up in the mid single digits. Our healthcare vertical declined in the high teens and our high-tech vertical declined in the mid single digits. The results from our healthcare vertical were affected by the large, one-time project described above. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients. The August 2010 acquisition of Information Arts also contributed to the 2010 revenue growth.

Future revenue performance will depend on, among other factors, the overall strength of the national and international economies and how successful we are at maintaining and growing business with existing clients, acquiring new clients and meeting client demands. We believe that in the long-term an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to the targeted media space, the results of which can be more effectively tracked, enabling measurement of the return on marketing investment, and that our business will benefit as a result. In the fourth quarter of 2011 we were notified by one of our top customers that they were making a change to their advertising strategy, which will reduce or eliminate some of the advertising volumes we currently provide for them. This change will negatively affect our revenue performance in 2012. However, despite this change, they continue to be a customer of other services we provide, and will remain one of our top 10 customers.

The postage cost of program mailings is borne by our clients and is not directly reflected in our revenues or expenses.

Operating Expenses

Operating expenses increased $16.2 million, or 3.2%, in 2011 compared to 2010. Labor costs increased $9.3 million, or 3.5%, due to increased headcounts to support revenues and improve our database service capabilities. Production and distribution costs increased $6.4 million, or 3.4%, due to higher mail supply chain costs on higher transportation volumes. General and administrative expense increased $2.2 million, or 4.8%, due primarily to an increase in travel and employee recruiting. Depreciation and software amortization expense decreased $1.6 million, or 9.5%, due to decreased capital expenditures over the last few years. Intangible asset amortization was down $0.1 million, or 20.9%, due to certain intangible assets becoming fully amortized.

Direct Marketing’s largest cost components are labor, outsourced costs and mail supply chain costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Mail supply chain costs have increased significantly in the last two years, contributing to the overall increase in operating expenses. Future changes in mail supply chain costs will continue to impact Direct Marketing’s total production costs and total operating expenses, and may have an impact on future demand for our supply chain management.

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

Shoppers

Shoppers operating results were as follows:

In thousands	2011	% Change	2010	% Change	2009
Revenues	$236,495	-8.8	$259,243	-5.4	$274,155
Operating expenses	233,348	-4.2	243,641	-11.6	275,509

Operating income	$3,147	-79.8	$15,602	1,252.3	$(1,354)

Year ended December 31, 2011 vs. Year ended December 31, 2010

Revenues

Shoppers revenues decreased $22.7 million, or 8.8%, in 2011 compared to 2010. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories. At December 31, 2011, our Shoppers circulation reached approximately 11.3 million addresses in California and Florida each week. Other than the elimination of the second day edition in Southern California in early 2011, we have not made any significant changes to our circulation since the first quarter of 2009. We continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Future revenue performance will depend on, among other factors, the overall strength of the California and Florida economies, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Operating expenses decreased $10.3 million, or 4.2%, in 2011 compared to 2010. During the first half of 2011, we incurred $4.1 million of charges through our efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring and headcount reductions. Of these charges, $3.9 million related to the retirement of the President of our Shoppers business and severance due to headcount reductions. The remaining charges related to facilities and other miscellaneous items. Total labor costs decreased $4.4 million, or 5.5%, due to lower variable payroll costs from lower ad sales, headcount reductions and lower incentive compensation. Excluding the severance and retirement charges described above, total labor costs decreased $8.5 million, or 10.5%. Total production costs decreased $3.2 million, or 2.3%, due primarily to decreased postage costs as a result of a decline in distribution volumes and the elimination of the second day edition in Southern California, decreased outsourced costs resulting from decreased outsourced volumes, and decreased lease expense due to facility consolidations and eliminations. These decreases were partially offset by a non-recurring postal incentive rebate received in the third quarter of 2010 and an increase in newsprint expense due to higher paper rates. Total general and administrative costs decreased $2.1 million, or 11.3%, due primarily to a $1.3 million reduction of a legal accrual. Depreciation and software amortization expense decreased $0.4 million, or 7.7%, due to decreased capital expenditures in the last few years. Intangible asset amortization decreased $0.1 million, or 18.6%, as certain intangible assets became fully amortized. Excluding the retirement, severance and other charges, and the legal accrual reduction, Shoppers operating expenses decreased $13.1 million, or 5.4%.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with circulation, volumes and revenues. Standard postage rates have increased in recent years, and increased again in April 2011 and January 2012. Shoppers’ postage rates increased by less than 1.0% as a result of the April 2011 rate increase, and increased by approximately 2.1% as a result of the January 2012 rate increase. These postage rate increases, and any additional future changes in postage rates will affect Shoppers’ production costs. The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access. At this point we do not believe the proposed changes will have a material impact on our Shoppers business. Shoppers’ newsprint prices increased in the second half of 2010 and continued to increase in 2011, causing the increase in Shoppers’ paper costs. Newsprint prices are expected to continue to increase in the first half of 2012 and then stay at these higher rates through the end of 2012. Any future changes in newsprint prices will affect Shoppers’ production costs.

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

General Corporate Expense

Year ended December 31, 2011 vs. Year ended December 31, 2010

General corporate expense decreased $0.1 million, or 0.6%, in 2011 compared to 2010. This decrease was the result of lower incentive compensation due to overall financial results.

Year ended December 31, 2010 vs. Year ended December 31, 2009

General corporate expense decreased $0.7 million, or 6.1%, during 2010 compared to 2009. This decrease was primarily due to decreased pension expense resulting from the increase in the market value of our pension plan assets during the calendar year 2009.

Interest Expense

Interest expense increased $0.4 million, or 12.8%, in 2011 compared to 2010, due to a higher interest rate spread and an increased debt balance as a result of the 2011 Term Loan Facility, which replaced the 2006 Term Loan Facility in August 2011. Interest expense decreased $5.3 million, or 65.3%, in 2010 compared to 2009, due to lower outstanding debt levels and lower variable interest rates in 2010 compared to 2009. Our debt at December 31, 2011 and 2010 is described in Note D, Long-Term Debt, of the “Notes to Consolidated Financial Statements,” included herein.

Interest Income

Interest income increased slightly in 2011 compared to 2010 due to higher returns on invested cash and cash equivalents in 2011. Interest income was up slightly in 2010 compared to 2009 as lower interest rates offset the increase in average cash and cash equivalents.

Other Income and Expense

Other income, net, was $1.5 million in 2011, a $3.6 million change from other net expense of $2.1 million in 2010. This change was primarily due to a $2.3 million gain on the sale of land adjacent to our Shopper’s Brea facility, and a $1.3 million change in net foreign currency transaction gains and losses. Other net expense was $2.1 million in 2010, compared to other net expense of $2.5 million in 2009. This change was primarily due to a $0.6 million change in net foreign currency transaction gains and losses.

Income Taxes

Year ended December 31, 2011 vs. Year ended December 31, 2010

Income taxes decreased $2.9 million in 2011 compared to 2010 due to lower pretax income levels, partially offset by a higher effective tax rate. The effective income tax rate for 2011 was 40.3% compared to 37.9% in 2010. The increase in the effective tax rate is primarily due to a reduction to our uncertain tax liabilities related to state income taxes in 2010.

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

Economic Climate and Impact on our Financial Statements

The current economic climate in California and Florida has had a negative impact on our Shoppers’ operations and cash flows for the year ended December 31, 2011, and our financial position at December 31, 2011. We cannot predict the timing, strength or duration of any improvement in the current difficult economic environment in California and Florida. If the economic climate and markets we serve deteriorate, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2011, cash and cash equivalents were $86.8 million, increasing $0.8 million from cash and cash equivalents at December 31, 2010. This net increase was a result of net cash provided by operating activities of $60.7 million, offset by net cash used in investing activities of $17.6 million and net cash used in financing activities of $42.2 million.

Operating Activities

Net cash provided by operating activities in 2011 was $60.7 million, compared to $95.9 million in 2010. The $35.2 million year-over-year decrease was primarily attributable to the decrease in net income and changes within working capital assets and liabilities.

In 2011, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•	An increase in accounts receivable attributable to customers taking longer to pay. Days sales outstanding were approximately 64 days at December 31, 2011 and 59 days at December 31, 2010;

•	A decrease in inventory due to purchasing and holding higher levels of newsprint inventory in the fourth quarter of 2010 and first quarter of 2011 in advance of increases in newsprint prices;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•

A decrease in accounts payable due to the $7.0 million payment of a legal settlement in 2011 that was accrued at December 31, 2010, and lower overall production and distribution costs in the fourth quarter of 2011 than in the fourth quarter of 2010;

•	A decrease in accrued payroll and related expenses due to lower accrued incentive compensation at December 31, 2011 than at December 31, 2010;

•	A decrease in customer deposits, unearned revenue and other current liabilities due to timing of receipts and decrease in revenue levels; and

•	An increase in income taxes payable due to the timing of estimated taxes payments in 2011.

Investing Activities

Net cash used in investing activities was $17.6 million in 2011, compared to $30.1 million in 2010. The $12.6 million decrease is the result of the August 2010 acquisition of Information Arts and $3.4 million received in connection with the sale of land in 2011. The decrease was partially offset by a $3.6 million increase in capital spending in 2011 compared to 2010.

Financing Activities

Net cash used in financing activities was $42.2 million in 2011 compared to $66.2 million in 2010. The $24.1 million decrease is attributable primarily to $33.1 million less net debt repayments in 2011 than in 2010 due to the new five-year $122.5 million term loan facility obtained in August 2011. This decrease was partially offset by the repurchase of $8.4 million of treasury stock in 2011 and $1.2 million more dividends paid in 2011 than in 2010.

Credit Facilities

On March 7, 2008, we entered into a four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2008 Term Loan Facility matures on March 7, 2012. For each borrowing under the 2008 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2008 Term Loan Facility), plus a spread which is determined based on our total debt-to-EBITDA ratio (as defined in the 2008 Term Loan Facility) then in effect, and ranges from 0.40% to 0.75% per annum, or (ii) the higher of Wells Fargo Bank’s prime rate in effect on such date or the Federal Funds rate in effect on such date plus 0.50%. There is a facility fee that we are also required to pay under the 2008 Term Loan Facility that is based on a rate applied to the outstanding principal balance owed under the 2008 Term Loan Facility. The facility fee rate ranges from 0.10% to 0.25% per annum, depending on our total debt-to-EBITDA ratio then in effect. We may elect to prepay the 2008 Term Loan Facility at any time without incurring any prepayment penalties. At December 31, 2011, we had $60.0 million outstanding under the 2008 Term Loan Facility.

On August 12, 2010, we entered into a new three-year $70 million revolving credit facility, which includes a $25 million accordion feature, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent. The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility. The 2010 Revolving Credit Facility matures on August 12, 2013. For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate (as defined in the 2010 Revolving Credit Facility) for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio (as defined in the 2010 Revolving Credit Facility) then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the LIBOR rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum. There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility. The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect. In addition, there is a letter of credit fee with respect to outstanding letters of credit. That fee is calculated by applying a rate equal to the spread applicable to LIBOR based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit. We may elect to prepay the 2010 Revolving Credit Facility at any time. At December 31, 2011, we did not have any outstanding amounts drawn against our 2010 Revolving Credit Facility. At December 31, 2011, we had letters of credit totaling $10.1 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $59.9 million.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent. The 2011 Term Loan Facility matures on August 16, 2016. A portion of the proceeds from the 2011 Term Loan Facility were used to pay off the remaining $97.5 million obligation related to the 2006 Term Loan Facility. We plan to use the remaining proceeds for general corporate purposes. For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect. We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties. At December 31, 2011, we had $119.4 million outstanding under the 2011 Term Loan Facility.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. Our material domestic subsidiaries have guaranteed the performance of Harte-Hanks under our credit facilities. As of December 31, 2011, we were in compliance with all of the covenants of our credit facilities.

Contractual Obligations

Contractual obligations at December 31, 2011 are as follows:

In thousands,	Total	2012	2013	2014	2015	2016	Thereafter
Debt	$179,438	$69,188	$12,250	$15,313	$18,375	$64,312	$0
Operating leases	48,794	16,846	12,446	7,973	4,757	2,706	4,066
Capital leases	734	424	227	61	22	0	0
Deferred compensation liability	3,499	702	702	702	352	0	1,041
Unfunded pension plan benefit payments	25,647	1,094	1,119	1,307	1,365	1,379	19,383
Other long-term obligations	429	228	198	3	0	0	0

Total contractual cash obligations	$258,541	$88,482	$26,942	$25,359	$24,871	$68,397	$24,490

At December 31, 2011, we had total letters of credit in the amount of $10.9 million. No amounts were drawn against these letters of credit at December 31, 2011. These letters of credit renew annually and exist to support insurance programs relating to workers’ compensation, automobile and general liability. We had no other off-balance sheet arrangements at December 31, 2011.

Dividends

We paid a quarterly dividend of 8.0 cents and 7.5 cents per common share in each of the quarters in the years ended December 31, 2011 and 2010, respectively. We currently plan to pay a quarterly dividend of 8.5 cents per common share in 2012, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment. We have paid consecutive quarterly dividends since the first quarter of 1995.

Share Repurchase

We repurchased 1.0 million shares of our common stock under our stock repurchase program in 2011 at a total cost of $8.4 million. Since the beginning of our January 1997 stock repurchase program, we have supported our stockholders by spending more than $1.2 billion to repurchase 64.9 million shares through December 31, 2011. As of December 31, 2011, we had authorization to repurchase 9.5 million additional shares under this program.

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

As of December 31, 2011, we had $59.9 million of unused borrowing capacity under our 2010 Revolving Credit Facility and a cash balance of $86.8 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, and dividends on our common stock for the next 12 months. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

The 2008 Term Loan Facility matures on March 7, 2012, and we are scheduled to make principal payments of $61.5 million during the first quarter of 2012. We plan to make these scheduled principal payments using cash on hand, cash provided by operating activities and availability under the 2010 Revolving Credit Facility.

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

Revenue from agency and creative services, analytical services and market research is typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. In most cases, proportional performance is based on the ratio of direct costs incurred to total estimated costs where the costs incurred, primarily labor hours and outsourced services, represent a reasonable surrogate for output measures or contract performance. For fixed fee market research revenue streams, revenue is recognized in proportion to the value of service provided based on output criteria. Contracts accounted for under the proportional performance method constituted less than 5.0% of total Direct Marketing revenue and less than 3.0% of our total revenue for each of the years ended December 31, 2011, 2010 and 2009.

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

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection. The methodology used to determine the minimum allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific clients’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. We recorded bad debt expense of $1.6 million, $1.7 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, our allowance for doubtful accounts was $3.3 million and $3.1 million, respectively. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve. Given the significance of accounts receivable to the consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. Our deductible for individual healthcare claims is $0.2 million. Our deductible for workers’ compensation is $0.5 million. We have a $0.3 million deductible for automobile and general liability claims. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations. At December 31, 2011 and 2010, our reserve for healthcare, workers’ compensation, automobile and general liability was $12.1 million and $12.4 million, respectively. If ultimate losses were 10% higher than our estimate at December 31, 2011, net income would be impacted by approximately $0.7 million, net of taxes. The amount that earnings would be impacted is dependent on the claim year and our deductible levels for that plan year. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Operations.

Goodwill

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired. We assess the impairment of our goodwill by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit. We have identified our reporting units as Direct Marketing and Shoppers. At December 31, 2011 and 2010, the net book value of our goodwill was allocated to our reporting units as follows:

	December 31,
In thousands	2011	2010
Direct Marketing	$398,164	$398,164
Shoppers	167,487	167,487

Total goodwill	$565,651	$565,651

We performed our annual goodwill impairment testing for both the Direct Marketing and Shoppers segments as of November 30, 2011. As quoted market prices are not available for our reporting units, estimated fair value was determined using a discounted cash flow (DCF) model and a cash flow multiple (CFM) model, with consideration of our overall market capitalization. The DCF and CFM models utilize projected financial results based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, the amount and timing of expected future cash flows, and perpetual growth rates. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

A summary of the critical assumptions utilized for our annual impairment test in 2011 are outlined below. We believe this information, coupled with our sensitivity analysis, provide relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

For the annual goodwill impairment test performed on November 30, 2011, we did not significantly change the methodology from 2010 to determine the fair value of our reporting units. We made changes to certain assumptions utilized in the models for 2011 compared with the prior year due to the U.S. and global economic environments, which affect Direct Marketing, and the economic environments in California and Florida, which affect Shoppers. The following is a summary analysis of the significant assumptions used in our models, as well as a sensitivity analysis on the impact of changes in certain assumptions to our overall conclusion concerning impairment of our goodwill balances.

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

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards requires judgment, including in some cases estimating expected term, volatility and dividend yield. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from some of these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the years ended December 31, 2011, 2010 and 2009, we recorded total stock-based compensation expense of $5.0 million, $3.9 million and $3.9 million, respectively.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.30% at December 31, 2011). The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016. At December 31, 2011, our debt balance related to the 2011 Term Loan Facility was $119.4 million. The four-year 2008 Term Loan Facility has a maturity date of March 7, 2012. At December 31, 2011, our debt balance related to the 2008 Term Loan Facility was $60.0 million. The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013. At December 31, 2011, we did not have any debt outstanding under the 2010 Revolving Credit Facility.

In September 2007, we entered into a two-year interest rate swap with a notional amount of $150 million and a fixed rate of 4.655% in order to limit a portion of our interest rate exposure by converting a portion of our variable-rate debt to fixed-rate debt. This interest rate swap expired on September 30, 2009.

Assuming the actual level of borrowings throughout 2011, and assuming a one percentage point change in the average interest rates, we estimate that our net income for 2011 would have changed by approximately $1.1 million. Due to our overall debt level and cash balance at September 30, 2011, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Operations. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Operations. Transactions such as these amounted to $0.6 million in pre-tax currency transaction gains in 2011. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control Over Financial Reporting are set forth in the Consolidated Financial Statements beginning on page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Some of the information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2012 annual meeting of stockholders (2012 Proxy Statement), as indicated below. Our 2012 Proxy Statement will be filed with the SEC not later than 120 days after December 31, 2011. Because the 2012 Proxy Statement has not yet been finalized and filed, there may be certain discrepancies between the currently anticipated section headings specified below and the final section headings contained in the 2012 Proxy Statement.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item regarding our directors and executive officers will be set forth in our 2012 Proxy Statement under the caption “Directors and Executive Officers”, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2012 Proxy Statement under the caption “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (Code of Ethics), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2012 Proxy Statement under the caption “Corporate Governance”, which information is incorporated herein by reference.

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

Management Certifications

In accordance with the Sarbanes-Oxley Act of 2002 and SEC rules thereunder, our Chief Executive Officer and Chief Financial Officer have signed certifications under Sarbanes-Oxley Section 302, which have been filed as exhibits to this Form 10-K. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE under Section 303A.12(a) of the NYSE listing standards on June 3, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2012 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2012 Proxy Statement under the caption “Compensation Committee Report” is not deemed to be “filed” with the SEC or subject to the liabilities of the 1934 Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners, management and directors will be set forth in our 2012 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2012 Proxy Statement under the caption “Executive Compensation - Equity Compensation Plan Information at Year-End 2011,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The information required by this item regarding transactions with related persons, including our policies and procedures for the review, approval or ratification of related person transactions that are required to be disclosed under the SEC’s rules and regulations, will be set forth in our 2012 Proxy Statement under the caption “Corporate Governance—Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2012 Proxy Statement under the caption “Corporate Governance—Independence of Directors,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2012 Proxy Statement under the caption “Audit Committee and Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

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

Date: March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry Franklin	/s/ Douglas Shepard
Larry Franklin	Douglas Shepard
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: March 7, 2012	Date: March 7, 2012

/s/ Jessica Huff	/s/ William K. Gayden
Jessica Huff	William K. Gayden, Director
Vice President, Finance and Chief Accounting Officer	Date: March 7, 2012
Date: March 7, 2012

/s/ Houston H. Harte	/s/ Christopher M. Harte
Houston H. Harte, Vice Chairman	Christopher M. Harte, Director
Date: March 7, 2012	Date: March 7, 2012

/s/ David L. Copeland	/s/ Judy C. Odom
David L. Copeland, Director	Judy C. Odom, Director
Date: March 7, 2012	Date: March 7, 2012

/s/ William F. Farley
William F. Farley, Director	Karen A. Puckett, Director
Date: March 7, 2012	Date:

Harte-Hanks, Inc. and Subsidiaries

All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harte-Hanks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Harte-Hanks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Antonio, Texas

March 7, 2012

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included on pages F-2 and F-3 of this Form 10-K.

March 7, 2012

/s/ Larry Franklin
Larry Franklin President and Chief Executive Officer

/s/ Douglas Shepard
Douglas Shepard Executive Vice President and Chief Financial Officer

/s/ Jessica Huff
Jessica Huff Vice President, Finance and Chief Accounting Officer

Harte-Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$86,778	$85,996
Accounts receivable (less allowance for doubtful accounts of $3,346 in 2011 and $3,103 in 2010)	156,396	151,006
Inventory	7,110	7,324
Prepaid expenses	8,955	8,943
Current deferred income tax asset	9,590	8,911
Other current assets	6,688	6,283

Total current assets	275,517	268,463

Property, plant and equipment
Land	2,288	3,325
Buildings and improvements	34,756	37,383
Software	95,257	97,926
Equipment and furniture	167,334	185,066
Software development and equipment installations in progress	3,169	2,689

Gross property, plant and equipment	302,804	326,389
Less accumulated depreciation and amortization	(231,221)	(253,730)

Net property, plant and equipment	71,583	72,659

Goodwill	565,651	565,651
Other intangible assets (less accumulated amortization of $15,741 in 2011 and $14,942 in 2010)	14,989	15,788
Other assets	4,774	4,319

Total assets	$932,514	$926,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$69,188	$133,000
Accounts payable	46,373	56,085
Accrued payroll and related expenses	22,227	24,780
Customer advances and deferred revenue	36,731	36,834
Income taxes payable	4,594	2,247
Other current liabilities	25,956	28,017

Total current liabilities	205,069	280,963
Long-term debt	110,250	60,000
Other long-term liabilities (including deferred income taxes of $92,448 in 2011 and $85,655 in 2010)	170,840	148,094

Total liabilities	486,159	489,057

Stockholders’ equity
Common stock, $1 par value, authorized: 250,000,000 shares Issued 2011: 118,487,455; Issued 2010: 118,296,334 shares	118,487	118,296
Additional paid-in capital	341,149	336,795
Retained earnings	1,276,266	1,252,438
Less treasury stock, 2011: 55,668,137; 2010: 54,664,293 shares at cost	(1,244,224)	(1,236,024)
Accumulated other comprehensive loss	(45,323)	(33,682)

Total stockholders’ equity	446,355	437,823

Total liabilities and stockholders’ equity	$932,514	$926,880

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Operations

	Year Ended December 31,
In thousands, except per share amounts	2011	2010	2009
Operating revenues	$850,765	$860,526	$860,143
Operating expenses
Labor	360,836	356,037	366,077
Production and distribution	326,359	323,217	312,230
Advertising, selling, general and administrative	68,211	66,792	62,479
Shoppers legal settlement	(1,260)	0	6,950
Depreciation and software amortization	20,414	22,437	28,265
Intangible asset amortization	799	990	1,712

Total operating expenses	775,359	769,473	777,713

Operating income	75,406	91,053	82,430
Other expenses (income)
Interest expense	3,184	2,824	8,150
Interest income	(249)	(200)	(182)
Other, net	(1,502)	2,102	2,520

	1,433	4,726	10,488

Income before income taxes	73,973	86,327	71,942
Income tax expense	29,775	32,723	24,227

Net income	$44,198	$53,604	$47,715

Basic earnings per common share	$0.70	$0.84	$0.75

Weighted-average common shares outstanding	63,173	63,616	63,557

Diluted earnings per common share	$0.70	$0.84	$0.75

Weighted-average common and common equivalent shares outstanding	63,552	64,139	63,885

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2011	2010	2009
Cash Flows from Operating Activities
Net income	$44,198	$53,604	$47,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	20,414	22,437	28,265
Intangible asset amortization	799	990	1,712
Stock-based compensation	4,988	3,907	3,889
Excess tax benefits from stock-based compensation	(215)	0	(13)
Net pension (payments) cost	(175)	(1,531)	7,969
Deferred income taxes	11,930	8,922	6,092
Other, net	(2,152)	275	163
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable, net	(5,390)	(8,742)	29,356
Decrease (increase) in inventory	214	(2,478)	2,635
(Increase) decrease in prepaid expenses and other current assets	(417)	(268)	5,955
(Decrease) increase in accounts payable	(9,712)	12,663	(5,796)
(Decrease) increase in other accrued expenses and other liabilities	(2,570)	6,342	(14,060)
Other, net	(1,247)	(252)	140

Net cash provided by operating activities	60,665	95,869	114,022

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	0	(12,904)	0
Purchases of property, plant and equipment	(21,034)	(17,449)	(9,011)
Proceeds from the sale of property, plant and equipment	3,483	207	142

Net cash used in investing activities	(17,551)	(30,146)	(8,869)

Cash Flows from Financing Activities
Borrowings	122,500	0	0
Repayment of borrowings	(136,062)	(46,688)	(30,937)
Debt financing costs	(811)	(491)	0
Issuance of common stock	713	75	555
Excess tax benefits from stock-based compensation	215	0	13
Purchase of treasury stock	(8,363)	0	0
Dividends paid	(20,370)	(19,141)	(19,116)

Net cash used in financing activities	(42,178)	(66,245)	(49,485)

Effect of exchange rate changes on cash and cash equivalents	(154)	(80)	769
Net increase (decrease) in cash and cash equivalents	782	(602)	56,437
Cash and cash equivalents at beginning of year	85,996	86,598	30,161

Cash and cash equivalents at end of year	$86,778	$85,996	$86,598

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity and Comprehensive Income

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	$118,085	$331,227	$1,189,376	$(1,236,581)	$(45,735)	$356,372

Common stock issued — employee stock purchase plan	85	402	0	0	0	487
Exercise of stock options and release of non-vested shares	73	44	0	(129)	0	(12)
Net tax effect of stock options and non-vested shares	0	(1,621)	0	0	0	(1,621)
Stock-based compensation	0	3,889	0	0	0	3,889
Dividends paid ($0.30 per share)	0	0	(19,116)	0	0	(19,116)
Treasury stock issued	0	(329)	0	493	0	164
Comprehensive income, net of tax:
Net income	0	0	47,715	0	0	47,715
Adjustment to pension liability (net of tax expense of $5,631)	0	0	0	0	8,446	8,446
Change in value of derivative instrument accounted for as a cash flow hedge (net of tax expense of $1,800)	0	0	0	0	2,703	2,703
Foreign currency translation adjustment	0	0	0	0	2,616	2,616

Total comprehensive income	0	0	0	0	0	61,480

Balance at December 31, 2009	$118,243	$333,612	$1,217,975	$(1,236,217)	$(31,970)	$401,643
Exercise of stock options and release of non-vested shares	53	22	0	(124)	0	(49)
Net tax effect of stock options and non-vested shares	0	(588)	0	0	0	(588)
Stock-based compensation	0	3,907	0	0	0	3,907
Dividends paid ($0.30 per share)	0	0	(19,141)	0	0	(19,141)
Treasury stock issued	0	(158)	0	317	0	159
Comprehensive income, net of tax:
Net income	0	0	53,604	0	0	53,604
Adjustment to pension liability (net of tax benefit of $1,051)	0	0	0	0	(1,576)	(1,576)
Foreign currency translation adjustment	0	0	0	0	(136)	(136)

Total comprehensive income	0	0	0	0	0	51,892

Balance at December 31, 2010	$118,296	$336,795	$1,252,438	$(1,236,024)	$(33,682)	$437,823
Exercise of stock options and release of non-vested shares	191	522	0	(193)	0	520
Net tax effect of stock options and non-vested shares	0	(959)	0	0	0	(959)
Stock-based compensation	0	4,988	0	0	0	4,988
Dividends paid ($0.32 per share)	0	0	(20,370)	0	0	(20,370)
Treasury stock issued	0	(197)	0	356	0	159
Purchase of treasury stock	0	0	0	(8,363)	0	(8,363)
Comprehensive income, net of tax:
Net income	0	0	44,198	0	0	44,198
Adjustment to pension liability (net of tax benefit of $6,869)	0	0	0	0	(10,304)	(10,304)
Foreign currency translation adjustment	0	0	0	0	(1,337)	(1,337)

Total comprehensive income	0	0	0	0	0	32,557

Balance at December 31, 2011	$118,487	$341,149	$1,276,266	$(1,244,224)	$(45,323)	$446,355

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

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified for comparative purposes. In the Consolidated Balance Sheets, amounts related to postage deposits in our Direct Marketing business have been reclassified from the line item “Prepaid expenses” to the line item “Other current assets”, and amounts related to postage advances from our Direct Marketing customers have been reclassified from the line item “Customer advances and deferred revenue” to the line item “Other current liabilities”. The revised classifications accurately reflect each of these postage items as the cost of mailings in our Direct Marketing business is borne by our clients and is not directly reflected in our revenues or expenses.

In the Consolidated Statements of Cash Flows, contributions to our pension plans have been reclassified from the line item “Other, net” within the Changes in operating assets and liabilities, to the line item “Net pension cost” within the Adjustments to reconcile net income to net cash provided by operations. Also in the Consolidated Statements of Cash Flows, debt financing costs related to the 2010 Revolver have been reclassified from the line item “Other, net” within the Changes in operating assets and liabilities, to the line item “Debt financing costs” within the Cash Flows from Financing Activities. The revised classifications accurately present the net cash flow impact of activity related to our pension plans and the costs related to obtaining new debt.

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

Other Current Liabilities

The “Other Current Liabilities” line in the Consolidated Balance Sheets includes customer postage deposits of $15.8 million and $17.8 million at December 31, 2011 and 2010, respectively.

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

Revenue from agency and creative services, analytical services and market research is typically billed based on time and materials or at a fixed price. If billed at a fixed price, revenue is recognized on a proportional performance basis as the services specified in the arrangement are performed. In most cases, proportional performance is based on the ratio of direct costs incurred to total estimated costs where the costs incurred, primarily labor hours and outsourced services, represent a reasonable surrogate for output measures or contract performance. For fixed fee market research revenue streams, revenue is recognized in proportion to the value of service provided based on output criteria. Contracts accounted for under the proportional performance method constituted less than 5.0% of total Direct Marketing revenue and less than 3.0% of our total revenue for each of the years ended December 31, 2011, 2010 and 2009.

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

	Year Ended December 31,
In thousands	2011	2010	2009
Balance at beginning of year	$3,103	$2,827	$4,191
Additions charged to expense	1,586	1,658	2,083
Amounts charged against the allowance, net of recoveries	(1,343)	(1,382)	(3,447)

Balance at end of year	$3,346	$3,103	$2,827

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

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record an impairment of long-lived assets in any of the years in the three-year period ended December 31, 2011.

In December 2011 we sold a vacant piece of land adjacent to our Shoppers’ Brea facility for $3.4 million. We recognized a gain of $2.3 million on this transaction.

Property, plant and equipment includes capital lease assets. Capital lease assets at December 31, 2011 and 2010 consisted of:

	December 31,
In thousands	2011	2010
Equipment and furniture	$2,749	$3,431
Less accumulated amortization	(1,606)	(1,998)

Net book value	$1,143	$1,433

Amortization expense related to capital lease assets was $0.4 million, $0.6 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Depreciation and amortization on the remaining property plant and equipment was $20.0 million, $21.8 million and $27.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill and Other Intangibles

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired. Other intangibles with definite and indefinite useful lives are recorded at fair value at the date of the acquisition. Goodwill and other intangibles with indefinite useful lives were tested for impairment as of November 30, 2011. Fair values of our reporting units and other intangibles with indefinite useful lives have been determined using discounted cash flow and cash flow multiple methodologies. Our overall market capitalization also was considered when evaluating the fair values of our reporting units. Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value. We have determined that no impairment of goodwill or other intangibles existed in any of the years during the three-year period ended December 31, 2011.

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

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense. Our deductible for individual healthcare claims is $0.2 million. Our deductible for workers’ compensation is $0.5 million. We have a $0.3 million deductible for automobile and general liability claims. Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims. We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations. At December 31, 2011 and 2010, our reserve for healthcare, workers’ compensation, automobile and general liability was $12.1 million and $12.4 million, respectively. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Operations. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Operations.

Accounting for Derivative Instruments and Hedging Activities

In the past we have used derivative instruments to manage the risk of changes in prevailing interest rates adversely affecting future cash flows associated with our credit facilities. The derivative instrument used to manage such risk was an interest rate swap. We designated our interest rate swap as a cash flow hedge. As such, we reported the fair value of the swap as an asset or liability on our balance sheet. The effective portion of changes in the fair value of the swap was recorded in other comprehensive loss and was recognized as a component of interest expense in the Consolidated Statements of Operations when the hedged item affected results of operations. Cash flows from derivatives accounted for as cash flow hedges were reported as cash flow from operating activities, in the same category as the cash flows from the items being hedged. Our most recent interest rate swap expired in September 2009.

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

The total cost of the acquisition in 2010 was $12.9 million, all paid in cash. The operating results of this acquisition have been included in the accompanying Consolidated Financial Statements from the date of the acquisition. We did not make any acquisitions in 2011 or 2009.

We have not disclosed proforma amounts including the operating results of this acquisition as the effect on our operating results is not considered material.

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

Note D – Long-Term Debt

Our long-term debt obligations at year-end were as follows:

	December 31,
In thousands	2011	2010
2006 Term Loan Facility, various interest rates based on LIBOR, due September 6, 2011	$0	$117,000
2008 Term Loan Facility, various interest rates based on LIBOR (effective rate of 0.80% at December 31, 2011), due March 7, 2012	60,000	76,000
2010 Revolving Credit Facility, various interest rates based on LIBOR, due August 12, 2013 ($59.9 million capacity at December 31, 2011)	0	0
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.30% at December 31, 2011), due August 16, 2016	119,438	0

Total debt	179,438	193,000
Less current maturities	69,188	133,000

Total long-term debt	$110,250	$60,000

The carrying values and estimated fair values of our outstanding debt at year-end were as follows:

	December 31,
	2011		2010
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$179,438	$179,286	$193,000	$190,583

The estimated fair values were calculated using current rates provided to us by our bankers for debt of the same remaining maturity and characteristics.

Credit Facilities

On September 6, 2006, we entered into a five-year $200 million term loan facility (2006 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2006 Term Loan Facility was repaid on August 16, 2011 using the proceeds of the 2011 Term Loan Facility.

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

On August 12, 2010, we entered into a three-year $70 million revolving credit facility, which includes a $25 million accordion feature, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent. The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility. The 2010 Revolving Credit Facility matures on August 12, 2013. For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate (as defined in the 2010 Revolving Credit Facility) for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio (as defined in the 2010 Revolving Credit Facility) then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the LIBOR rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum. There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility. The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect. In addition, there is a letter of credit fee with respect to outstanding letters of credit. That fee is calculated by applying a rate equal to the spread applicable to LIBOR based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit. We may elect to prepay the 2010 Revolving Credit Facility at any time without incurring any prepayment penalties. At December 31, 2011 we had letters of credit totaling $10.1 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $59.9 million.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent. On September 30, 2011, we began making the scheduled quarterly principal payments as follows:

Quarterly Installments	Percentage of Drawn Amount
1 – 4	1.25% each
5 – 12	2.50% each
13 – 20	3.75% each
Maturity Date	Remaining Principal Balance

The 2011 Term Loan Facility matures on August 16, 2016. A portion of the proceeds from the 2011 Term Loan Facility were used to pay off the remaining $97.5 million obligation related to the 2006 Term Loan Facility. We plan to use the remaining proceeds for general corporate purposes. For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect. We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. As of December 31, 2011, we were in compliance with all of the covenants of our credit facilities. Our material domestic subsidiaries have guaranteed the performance of Harte-Hanks under our credit facilities.

The future minimum principal payments related to our debt at December 31, 2011 are as follows:

In thousands
2012	$69,188
2013	12,250
2014	15,313
2015	18,375
2016	64,312

$179,438

Cash payments for interest were $3.2 million, $2.8 million, and $8.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In September 2007, we entered into a two-year interest rate swap agreement with a notional amount of $150.0 million and a fixed rate of 4.655%. The two-year term began on September 28, 2007. This interest rate swap changed the variable rate cash flow exposure on the $150.0 million notional amount to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swap transactions. Under this swap transaction, we received LIBOR based variable interest rate payments and made fixed interest rate payments, thereby creating fixed rate debt. We designated this hedging relationship as hedging the risk of changes in cash flows (a cash flow hedge) attributable to changes in the LIBOR rate applicable to our 2005 Revolving Credit Facility and 2006 Term Loan Facility. As such, we reported the fair value of the swap as an asset or liability on our balance sheet, any ineffectiveness as interest expense, and effective changes to the fair value of the swap in other comprehensive income (loss). Fair value was determined using projected discounted future cash flows calculated using readily available market information (future LIBOR rates). This swap agreement ended on September 30, 2009 and is no longer recorded on our Consolidated Balance Sheet. We reclassified into earnings losses of $4.9 million for the year ended December 31, 2009, which were related to the swap and previously reported in other comprehensive loss.

Our interest rate derivative did not have any impact on our Consolidated Statement of Operations for the years ended December 31, 2011 or 2010. The following table presents the impact of our derivative instrument on the Consolidated Statements of Operations for the year ended December 31, 2009:

In thousands	Amount of Loss Recognized in OCI on Derivative (Effective Portion) 2009	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) 2009
Derivatives in Cash Flow
Hedging Relationships
Interest rate swap	$(355)	Interest expense	$(4,857)

Total	$(355)		$(4,857)

Note F – Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2011	2010	2009
Current
Federal	$10,452	$18,535	$16,732
State and local	5,338	3,648	(1,018)
Foreign	2,054	1,618	2,421

Total current	$17,845	$23,801	$18,135

Deferred
Federal	$11,402	$8,797	$5,160
State and local	645	441	475
Foreign	(117)	(316)	457

Total deferred	$11,930	$8,922	$6,092

Total income tax expense	$29,775	$32,723	$24,227

The United States and foreign components of income before income taxes were as follows:

	Year Ended December 31,
In thousands	2011	2010	2009
United States	$67,246	$81,230	$63,738
Foreign	6,727	5,097	8,204

Total income before income taxes	$73,973	$86,327	$71,942

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2011	Rate	2010	Rate	2009	Rate
Computed expected income tax expense	$25,890	35%	$30,214	35%	$25,180	35%
Net effect of state income taxes	3,895	5%	2,437	3%	(935)	-1%
Production activities deduction	0	0%	(469)	-1%	(75)	0%
Change in beginning of year valuation allowance	(117)	0%	40	0%	422	1%
Other, net	107	0%	501	1%	(365)	-1%

Income tax expense for the period	$29,775	40%	$32,723	38%	$24,227	34%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2011	2010	2009
Results of operations	$29,775	$32,723	$24,227
Stockholders’ equity	(5,910)	(463)	9,052

Total	$23,865	$32,260	$33,279

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2011	2010
Deferred tax assets
Deferred compensation and retirement plan	$27,039	$21,058
Accrued expenses not deductible until paid	6,570	8,879
Employee stock-based compensation	6,426	5,980
Accrued payroll not deductible until paid	3,573	1,039
Accounts receivable, net	1,221	1,095
Other, net	185	189
State income tax	494	674
Federal net operating loss carryforwards	151	173
Foreign net operating loss carryforwards	2,590	2,777
State net operating loss carryforwards	1,206	1,218

Total gross deferred tax assets	49,454	43,082
Less valuation allowance	(3,637)	(3,698)

Net deferred tax assets	$45,817	$39,384

Deferred tax liabilities
Property, plant and equipment	$(16,298)	$(13,127)
Goodwill and other intangibles	(112,377)	(102,990)
Other, net	0	(11)

Total gross deferred tax liabilities	(128,675)	(116,128)

Net deferred tax liabilities	$(82,858)	$(76,744)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2011 and 2010.

Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related assets and liabilities that give rise to the temporary difference. There are approximately $36.2 million and $30.5 million of deferred tax assets related to non-current items that are netted with long-term deferred tax liabilities at December 31, 2011 and 2010, respectively.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. federal, U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at January 1, 2010	$1,513
Additions for current year tax positions	0
Additions for prior year tax positions	24
Reductions for prior year tax positions	(737)
Lapse of statute	(429)

Balance at December 31, 2010	$371

Additions for current year tax positions	$0
Additions for prior year tax positions	27
Reductions for prior year tax positions	0
Lapse of statute	(230)
Settlements	(77)

Balance at December 31, 2011	$91

Included in the balance as of December 31, 2011 are $0.1 million of federally effected unrecognized tax benefits that, if recognized, would impact the effective tax rate. We anticipate that it is reasonably possible that we will have a reduction in the liability in the range of $0.0 million to $0.1 million during 2012 as a result of lapsing statutes.

We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Operations. We recognized $0.1 million and $1.2 million in tax benefits for the reduction of accrued interest and penalties associated with the reduction of the liability for unrecognized tax benefits during the years ended December 31, 2011 and 2010, respectively. We did not have any interest and penalties accrued at December 31, 2011. We had approximately $0.1 million of interest and penalties accrued at December 31, 2010.

As of December 31, 2011, we had net operating loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2026.

The valuation allowance for deferred tax assets as of January 1, 2010, was $1.7 million. The valuation allowance at December 31, 2011 and 2010 relates to foreign and state net operating loss carryforwards, which are not expected to be realized.

Deferred income taxes have not been provided on the undistributed earnings of our foreign subsidiaries as these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. As of December 31, 2011, the cumulative undistributed earnings of these subsidiaries were approximately $3.0 million. If those earnings were not considered permanently reinvested, U.S. federal deferred income taxes would have been recorded, after consideration of U.S. foreign tax credits. However, it is not practicable to estimate the amount of additional taxes which may be payable upon distributions.

Cash payments for income taxes were $15.5 million, $28.2 million and $17.4 million in 2011, 2010 and 2009, respectively.

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

We performed our annual goodwill impairment testing for both the Direct Marketing and Shoppers segments as of November 30, 2011. As quoted market prices are not available for our reporting units, estimated fair value was determined using a discounted cash flow (DCF) model, a cash flow multiple (CFM) model and with consideration of our overall market capitalization. The DCF and CFM models utilize projected financial results based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, the amount and timing of expected future cash flows, and perpetual growth rates. If a reporting unit’s carrying amount exceeds its fair value, we must calculate the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation, and then compare this implied fair value to its carrying amount. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded.

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

Both the Direct Marketing and Shoppers reporting units and all other intangibles with indefinite lives were tested for impairment as of November 30, 2011. Based on the results of our impairment test, we have not recorded an impairment loss related to goodwill or other intangibles with indefinite useful lives in any of the years in the three-year period ended December 31, 2011.

The changes in the carrying amount of goodwill are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2009	$385,399	$167,487	$552,886

Purchase consideration	12,765	0	12,765

Balance at December 31, 2010	$398,164	$167,487	$565,651

Purchase consideration	0	0	0

Balance at December 31, 2011	$398,164	$167,487	$565,651

Other intangibles with indefinite useful lives relate to trademarks and trade names associated with the Tampa Flyer acquisition in April 2005 and the Aberdeen acquisition in September 2006, and were recorded at fair value.

The carrying amount of other intangibles with indefinite lives at December 31, 2011 and 2010 was $5.0 million in Direct Marketing and $7.6 million in Shoppers.

Other intangibles with definite useful lives all relate to contact databases, client relationships and non-compete agreements. Other intangibles with definite useful lives are recorded at fair value at the date of the acquisition. Other intangible assets with definite useful lives are amortized on a straight-line basis over their respective estimated useful lives, typically a period of 3 to 10 years, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have not recorded an impairment loss related to other intangibles with definite useful lives in any of the years during the three-year period ended December 31, 2011.

The changes in the carrying amount of other intangibles with definite lives are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2009	$523	$3,154	$3,677

Purchase consideration	500	0	500
Amortization	(290)	(700)	(990)

Balance at December 31, 2010	$733	$2,454	$3,187

Purchase consideration	0	0	0
Amortization	(229)	(570)	(799)

Balance at December 31, 2011	$504	$1,884	$2,388

Amortization expense related to other intangibles with definite useful lives was $0.8 million, $1.0 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expected amortization expense for the next five years is as follows:

In thousands
2012	$815
2013	$777
2014	$622
2015	$174
2016	$0

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

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$147,721	$135,145
Service cost	457	341
Interest cost	8,118	7,984
Actuarial loss	12,619	12,493
Administrative expenses paid	(1,086)	(937)
Benefits paid	(7,604)	(7,305)

Benefit obligation at end of year	$160,225	$147,721

Change in plan assets
Fair value of plan assets at beginning of year	$97,497	$86,015
Actual return on plan assets	(2,099)	11,897
Contributions	6,294	7,827
Administrative expenses paid	(1,086)	(937)
Benefits paid	(7,604)	(7,305)

Fair value of plan assets at end of year	$93,002	$97,497

Funded status at end of year	$(67,223)	$(50,224)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2011	2010
Current liabilities	$1,068	$976
Noncurrent liabilities	66,155	49,248

	$67,223	$50,224

The following amounts have been recognized in accumulated other comprehensive loss at December 31:

In thousands	2011	2010
Net loss	$48,702	$38,370
Prior service cost	3	32

	$48,705	$38,402

We plan to make total contributions of $6.4 million to our frozen pension plan in 2012 in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2012 other than to the extent needed to cover benefit payments We expect benefit payments under this supplemental pension plan to total $1.1 million in 2012. In the event of a change of control, as defined in the plan document, this supplemental pension plan is required to be fully funded.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
In thousands	2011	2010
Projected benefit obligation	$160,225	$147,721
Accumulated benefit obligation	$158,097	$146,366
Fair value of plan assets	$93,002	$97,497

The non-qualified, unfunded pension plan had an accumulated benefit obligation of $23.5 million and $21.3 million at December 31, 2011 and 2010, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

	Year Ended December 31,
In thousands	2011	2010	2009
Net Periodic Benefit Cost (Pre-tax)
Service cost	$457	$341	$548
Interest cost	8,118	7,984	8,153
Expected return on plan assets	(7,022)	(6,163)	(5,603)
Amortization of prior service cost	49	54	54
Transition obligation	0	0	10
Recognized actuarial loss	4,519	4,081	5,744

Net periodic benefit cost	$6,121	$6,297	$8,906

Amounts Recognized in Other Comprehensive Loss (Pre-tax)
Net loss	$17,222
Prior service cost	(49)

Total cost recognized in other comprehensive loss	$17,173

Net cost recognized in net periodic benefit cost and other comprehensive loss	$23,294

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 is $6.1 million.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.62%	6.20%	6.25%
Expected return on plan assets	7.25%	7.25%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%

	December 31,
	2011	2010
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.02%	5.62%
Rate of compensation increase	4.00%	4.00%

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

The funded pension plan assets as of December 31, 2011 and 2010, by asset category, are as follows:

In thousands	2011	%	2010	%
Equity securities	$59,659	64%	$65,388	67%
Debt securities	28,238	30%	26,766	27%
Other	5,105	6%	5,343	6%

Total plan assets	$93,002	100%	$97,497	100%

The current economic environment presents employee benefit plans with unprecedented circumstances and challenges, which, in some cases over the last several years, have resulted in large declines in the fair value of investments. The fair values presented have been prepared using values and information available as of December 31, 2011.

The following tables present the fair value measurements of the assets in our funded pension plan:

In thousands	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$59,659	$59,659	$0	$0
Debt securities	28,238	28,238	0	0
Other	5,105	5,105	0	0

Total	$93,002	$93,002	$0	$0

In thousands	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$65,388	$65,388	$0	$0
Debt securities	26,766	26,766	0	0
Other	5,343	5,343	0	0

Total	$97,497	$97,497	$0	$0

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

The following table presents the investments that represented 5% or more of the funded pension plan’s assets as of December 31, 2011 and 2010:

In thousands	2011	%	2010	%
LM Institutional Fund Advisors I, Inc. Western Asset Core Plus	$15,470	17%	$14,508	15%
PIMCO Total Return Fund Institutional Class	$12,765	14%	$12,255	13%
State Street Government STIF 15	$5,109	6%	$4,656	5%

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

The expected future pension benefit payments for the next ten years as of December 31, 2011 are as follows:

In thousands
2012	$7,839
2013	8,099
2014	8,545
2015	8,866
2016	9,203
2017 - 2021	49,274

$91,826

We also sponsor a 401(k) retirement plan in which we match a portion of employees’ voluntary before-tax contributions. Under this plan, both employee and matching contributions vest immediately. Total 401(k) expense recognized in 2011, 2010 and 2009 was $5.2 million, $5.3 million and $5.8 million, respectively.

Note I – Stockholders’ Equity

We paid a quarterly dividend of 8.0 cents per common share in each of the quarters in the year ended December 31, 2011. We paid a quarterly dividend of 7.5 cents per common share in each of the quarters in the years ended December 31, 2010 and 2009. We currently plan to pay a quarterly dividend of 8.5 cents per common share in 2012, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

During 2011, we repurchased 1.0 million shares of our common stock for $8.4 million under our stock repurchase program, all of which was repurchased during the second quarter of 2011. As of December 31, 2011, we have repurchased 64.9 million shares since the beginning of our January 1997 stock repurchase program. Under this program, we had authorization to repurchase approximately 9.5 million additional shares at December 31, 2011.

During 2011, we received 19,689 shares of our common stock, with an estimated market value of $0.2 million, in connection with stock option exercises and the vesting of non-vested shares. Since January 1997, we have received 1.7 million shares in connection with stock option exercises and the vesting of non-vested shares.

Note J – Stock-Based Compensation

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Operations. For the years ended December 31, 2011, 2010 and 2009, we recorded total stock-based compensation expense of $5.0 million, $3.9 million and $3.9 million, respectively. $0.5 million of the 2011 stock-based compensation related to the retirement of the President of Harte-Hanks Shoppers. In connection with his retirement on August 31, 2011, all of his unvested stock-based awards vested.

In May 2005, we adopted the 2005 Omnibus Incentive Plan (2005 Plan), a stockholder approved plan, pursuant to which we may issue equity securities to directors, officers and key employees. Under the 2005 Plan we have awarded stock options, non-vested shares and performance stock units. The 2005 Plan replaced the 1991 Stock Option Plan (1991 Plan), a stockholder approved plan, pursuant to which we issued stock options to directors, officers and key employees. No additional options will be granted under the 1991 Plan. As of December 31, 2011, there were 3.6 million shares available for grant under the 2005 Plan.

Stock Options

Under the 2005 Plan, all options have been granted at exercise prices equal to the market value of the common stock on the grant date (2005 Plan options). All 2005 Plan options granted prior to 2011 become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. All options granted in 2011 become exercisable in 25% increments on the first, second, third and fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. As of December 31, 2011, 2005 Plan options to purchase 4.6 million shares were outstanding with exercise prices ranging from $6.04 to $28.85 per share.

Under the 1991 Plan, options were granted at exercise prices equal to the market value of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market value of the common stock (1991 Plan performance options). 1991 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. As of December 31, 2011, 1991 Plan market price options to purchase 2.2 million shares were outstanding with exercise prices ranging from $17.45 to $26.55 per share.

The 1991 Plan performance options became exercisable in whole or in part after three years, and the extent to which they became exercisable at that time depended upon the extent to which we achieved certain goals established at the time the options were granted. No 1991 Plan performance options have been granted since January 1999, and all remaining 1991 Plan performance options were exercised in January 2009. All options granted under the 1991 Plan and 2005 Plan vest in full upon a change of control (as defined in each plan).

The following summarizes all stock option activity during the years ended December 31, 2011, 2010 and 2009:

	Number of Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at December 31, 2008	6,707,690	$20.02

Granted	1,946,000	6.09
Exercised	(7,312)	3.43		$34
Unvested options forfeited	(569,513)	17.35
Vested options expired	(1,081,216)	18.38

Options outstanding at December 31, 2009	6,995,649	$16.63

Granted	1,514,500	11.89
Exercised	(5,550)	13.64		$7
Unvested options forfeited	(282,196)	12.60
Vested options expired	(649,393)	16.50

Options outstanding at December 31, 2010	7,573,010	$15.85

Granted	420,500	11.68
Exercised	(118,250)	6.04		$717
Unvested options forfeited	(363,192)	11.17
Vested options expired	(758,440)	18.16

Options outstanding at December 31, 2011	6,753,628	$15.75	5.24	$4,406

Exercisable at December 31, 2011	3,695,718	$19.98	3.23	$1,162

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2011. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2011 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2011:

		Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.00 – 6.99	1,420,250	7.10	$6.04	381,125	$6.04
$ 7.00 – 11.99	1,336,000	8.19	$11.67	76,250	$11.90
$12.00 – 15.99	958,528	7.29	$14.42	306,942	$15.82
$16.00 – 18.99	730,579	0.64	$18.09	718,079	$18.11
$19.00 – 22.99	861,596	1.48	$21.16	861,596	$21.16
$23.00 – 25.70	753,362	3.40	$25.08	722,612	$25.15
$25.71 – 28.85	693,313	4.40	$26.04	629,114	$26.04

	6,753,628	5.24	$15.75	3,695,718	$19.98

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Expected term (in years)	6.25	6.75	6.75
Expected stock price volatility	39.76%	36.03%	31.28%
Risk-free interest rate	2.43%	2.70%	2.32%
Expected dividend yield	2.42%	2.42%	2.93%

Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. Expected dividend yield is based on historical stock price movement and anticipated future annual dividends over the expected term. Future annual dividends over the expected term are estimated to range between $0.32 and $0.42 per share, with a weighted-average annual dividend of $0.37 per share.

The weighted-average fair value of options granted during 2011, 2010 and 2009 was $3.85, $3.70 and $1.51, respectively. As of December 31, 2011, there was $5.9 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.7 years.

Non-vested Shares

All non-vested shares have been granted under the 2005 Plan. In general, all non-vested shares granted prior to 2011 vest 100% on the third anniversary of their date of grant. 238,666 of the non-vested shares granted in 2011 vest in three equal increments on the first, second and third anniversaries of their date of grant. The remaining 61,558 non-vested shares granted in 2011 vest 100% on the third anniversary of their date of grant. Non-vested shares granted under the 2005 Plan also vest upon a change of control.

The following summarizes all non-vested share activity during 2011, 2010 and 2009:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2008	180,386	$22.88

Granted	54,668	6.04
Vested	(65,232)	25.82
Forfeited	(16,082)	21.50

Non-vested shares outstanding at December 31, 2009	153,740	$15.76

Granted	85,747	11.93
Vested	(48,201)	24.79
Forfeited	(10,000)	24.86

Non-vested shares outstanding at December 31, 2010	181,286	$11.05

Granted	300,224	12.31
Vested	(53,671)	15.04
Forfeited	(8,499)	11.95

Non-vested shares outstanding at December 31, 2011	419,340	$11.42

The fair value of each non-vested share is estimated on the date of grant as the closing market price of our common stock on the date of grant. As of December 31, 2011, there was $2.9 million of total unrecognized compensation cost related to non-vested shares. This cost is expected to be recognized over a weighted average period of approximately 1.97 years.

Performance Stock Units

All performance stock units have been granted under the 2005 Plan. Performance stock units are a form of share-based awards similar to non-vested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over a three-year period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the maximum in a range between 0% and 100%. Upon a change of control, outstanding performance stock units will be paid out at the 100% level.

The following summarizes all performance stock unit activity during 2011, 2010 and 2009:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at December 31, 2008	105,350	$22.44

Granted	0	0
Issued	0	0
Forfeited	(47,900)	24.01

Performance stock units outstanding at December 31, 2009	57,450	$20.52

Granted	0	0
Issued	0	0
Forfeited	(33,200)	24.56

Performance stock units outstanding at December 31, 2010	24,250	$14.98

Granted	188,800	11.34
Issued	(19,200)	11.34
Forfeited	(24,250)	14.98

Performance stock units outstanding at December 31, 2011	169,600	$11.34

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

Employee Stock Purchase Plan

In March of 2009, we terminated the 1994 Employee Stock Purchase Plan, a stockholder approved plan that previously provided for a total of 6.0 million shares to be sold to participating employees at 85% of the fair market value at specified quarterly investment dates. In January of 2009, we issued 0.1 million shares under this plan at an average price of $5.75 per share. No shares were issued under this employee stock purchase plan subsequent to January of 2009.

Note K – Commitments and Contingencies

At December 31, 2011, we had letters of credit in the amount of $10.9 million. No amounts were drawn against these letters of credit at December 31, 2011. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile and general liability, as well as a real estate obligation.

On January 25, 2010, Harte-Hanks Shoppers, Inc. (Shoppers), a California corporation and a subsidiary of Harte-Hanks, Inc. (Harte-Hanks), reached an agreement in principle with Shoppers employee Frank Gattuso and former employee Ernest Sigala, individually and on behalf of a certified class, to settle and resolve a previously disclosed class action lawsuit filed in 2001 (Frank Gattuso et al. v. Harte-Hanks Inc. et al., as further described below). During the fourth quarter of 2009 we accrued the full $7.0 million associated with this agreement. This agreement in principle was reduced to a class settlement agreement executed by the parties, and received final approval from the court on May 26, 2011. Pursuant to the settlement agreement, Shoppers established a class settlement fund of $7.0 million. In return, each member of the class, including Gattuso and Sigala, released all claims against Shoppers and its affiliates that in any way arose from or related to the matters which were the subject of, or could have been the subject of, the claims alleged in the class action lawsuit. Payments under the class settlement agreement from the class settlement fund concluded in August 2011, and at that time $1.3 million of unclaimed funds reverted back to Shoppers.

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

Note L – Leases

We lease certain real estate and equipment under numerous lease agreements, most of which contain some renewal options. The total rent expense applicable to operating leases was $21.4 million, $23.5 million and $27.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Step rent provisions and escalation clauses, capital improvement funding, rent holidays and other lease concessions are taken into account in computing minimum lease payments. We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2011 are as follows:

In thousands
2012	$16,846
2013	12,446
2014	7,973
2015	4,757
2016	2,706
After 2016	4,066

$48,794

We also lease certain equipment and software under capital leases. Our capital lease obligations at year-end were as follows:

	December 31,
In thousands	2011	2010
Current portion of capital leases	$402	$577
Long-term portion of capital leases	305	619

Total capital lease obligations	$707	$1,196

The future minimum lease payments for all capital leases operating as of December 31, 2011 are as follows:

In thousands
2012	$402
2013	222
2014	61
2015	22
2016	0
After 2016	0

$707

Note M – Selected Quarterly Data (Unaudited)

In thousands,	2011 Quarter Ended				2010 Quarter Ended
except per share amounts	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$224,624	$212,788	$213,047	$200,306	$235,993	$216,745	$207,609	$200,179
Operating income	23,826	20,715	16,546	14,319	25,109	25,055	22,573	18,316
Net income	14,728	12,128	9,425	7,917	15,604	13,815	13,416	10,769
Basic earnings per share	$0.23	$0.19	$0.15	$0.12	$0.25	$0.22	$0.21	$0.17
Diluted earnings per share	$0.23	$0.19	$0.15	$0.12	$0.24	$0.22	$0.21	$0.17

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Year Ended December 31,
In thousands, except per share amounts	2011	2010	2009
Basic EPS
Net income	$44,198	$53,604	$47,715

Weighted-average common shares outstanding used in earnings per share computations	63,173	63,616	63,557

Earnings per share	$0.70	$0.84	$0.75

Diluted EPS
Net income	$44,198	$53,604	$47,715

Shares used in diluted earnings per share computations	63,552	64,139	63,885

Earnings per share	$0.70	$0.84	$0.75

Computation of Shares Used in Earnings
Per Share Computations
Weighted-average common shares outstanding	63,173	63,616	63,557
Weighted-average common equivalent shares — dilutive effect of options and non-vested shares	379	523	328

Shares used in diluted earnings per share computations	63,552	64,139	63,885

For the purpose of calculating the shares used in the diluted EPS calculations, 5.4 million, 6.0 million and 5.3 million anti-dilutive options have been excluded from the EPS calculations for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues. Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area. Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides advertising and other services online through our websites, PennySaverUSA.com and TheFlyer.com. Our Shoppers clients range from large national companies to local neighborhood businesses to individuals with a single item for sale. The segment’s core clients are local service businesses and small retailers. Shoppers’ client base is entirely domestic. At December 31, 2011, our Shoppers publications were zoned into approximately 950 separate editions with total circulation of approximately 11.2 million shopper packages in California and Florida each week.

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

	Year Ended December 31,
In thousands	2011	2010	2009
Revenues
Direct Marketing	$614,270	$601,283	$585,988
Shoppers	236,495	259,243	274,155

Total revenues	$850,765	$860,526	$860,143

Operating income
Direct Marketing	$83,490	$86,748	$95,812
Shoppers	3,147	15,602	(1,354)
Corporate Activities	(11,231)	(11,297)	(12,028)

Total operating income	$75,406	$91,053	$82,430

Income before income taxes
Operating income	$75,406	$91,053	$82,430
Interest expense	(3,184)	(2,824)	(8,150)
Interest income	249	200	182
Other, net	1,502	(2,102)	(2,520)

Income before income taxes	$73,973	$86,327	$71,942

Depreciation
Direct Marketing	$15,195	$16,792	$20,489
Shoppers	5,201	5,632	7,750
Corporate Activities	18	13	26

Total depreciation	$20,414	$22,437	$28,265

Other intangible amortization
Direct Marketing	$229	$290	$716
Shoppers	570	700	996

Total intangible amortization	$799	$990	$1,712

Capital expenditures
Direct Marketing	$19,378	$15,992	$7,475
Shoppers	1,644	1,388	1,536
Corporate Activities	12	69	0

Total capital expenditures	$21,034	$17,449	$9,011

	December 31,
In thousands	2011	2010
Total assets
Direct Marketing	$674,776	$603,788
Shoppers	169,868	235,408
Corporate Activities	87,870	87,684

Total assets	$932,514	$926,880

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2011	2010	2009
Revenues [a]
United States	$759,876	$768,011	$772,314
Other countries	90,889	92,515	87,829
Total revenues	$850,765	$860,526	$860,143

	December 31,
In thousands	2011	2010
Property, plant and equipment [b]
United States	$65,229	$65,764
Other countries	6,354	6,895
Total long-lived assets	$71,583	$72,659

a	Geographic revenues are based on the location of the service being performed.
b	Property, plant and equipment are based on physical location.

INDEX TO EXHIBITS

We are incorporating certain exhibits listed below by reference to other Harte-Hanks filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Exhibit No.	Description of Exhibit

Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K dated December 6, 2010).

Credit Agreements

10.1(a)	Term Loan Agreement by and between Harte-Hanks, Inc. and Wells Fargo Bank, N.A, as administrative agent, dated March 7, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2008).

10.1(b)	Revolving Credit Agreement dated as of August 12, 2010 between Harte-Hanks, Inc., each lender from time to time party hereto, and Bank of America, N. A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K, dated August 12, 2010).

10.1(c)	First Amendment to Term Loan Agreement dated as of August 12, 2010 between Harte-Hanks, Inc., and Wells Fargo Bank, N. A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Form 8-K, dated August 12, 2010).

10.1(d)	Term Loan Agreement dated as of August 16, 2011 between Harte-Hanks, Inc., each lender from time to time party thereto, and Bank of America, N. A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K, dated August 16, 2011).

10.1(e)	First Amendment to Revolving Credit Agreement dated as of August 16, 2011 Between Harte-Hanks, Inc., each lender from time to time party thereto, and Bank of America, N. A., as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K, dated August 16, 2011).

10.1(f)	Second Amendment to Term Loan Agreement dated as of August 16, 2011 Between Harte-Hanks, Inc., each lender from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.3 to the Company’s Form 8-K, dated August 16, 2011).

Management and Director Compensatory Plans and Forms of Award Agreements

10.2(a)	Harte-Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 27, 2008).

10.2(b)	Harte-Hanks, Inc. Deferred Compensation Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.3 to the Company’s Form 10-K dated June 27, 2008).

10.2(c)	Harte-Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the six months ended June 30, 1996).

10.2(d)	Harte-Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998).

10.2(e)	Form of Non Qualified Stock Option Agreement for employees granted under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(f)	Form of Non Qualified Stock Option Agreement for directors granted Under the Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(j) to the Company’s Form 10-K for the year ended December 31, 2005).

10.2(g)	Harte-Hanks, Inc. 2005 Omnibus Incentive Plan (As Amended and Restated Effective February 13, 2009) (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 13, 2009).

10.2(h)	Amendment to Harte-Hanks, Inc. 2005 Omnibus Incentive Plan, dated as of May 12, 2009 (incorporated by reference to Exhibit 4.4 to Harte-Hanks Registration Statement on Form S-8, filed on May 12, 2009).

*10.2(i)	Form of 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement.

*10.2(j)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement.

*10.2(k)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement.

*10.2(l)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement.

10.2(m)	Summary of Non-Employee Directors’ Compensation (filed as Exhibit 10.1(q) to the Company’s Form 10-K for the fiscal year ended December 31, 2008).

Executive Officer Employment and Separation Agreements

10.3(a)	Transition and Consulting Agreement, dated as of August 29, 2007, by and between the Company and Richard Hochhauser (filed as Exhibit 10.1 to the Company’s Form 8-K dated August 29, 2007).

10.3(b)	Form of Change of Control Severance Agreement between the Company and its Corporate Officers (filed as Exhibit 10.1 to the Company’s Form 8-K, dated March 15, 2011).

10.3(c)	Form of Employment Restrictions Agreement signed by the Corporate Officers of the Company (filed as Exhibit 10.3 to the Company’s Form 8-K dated March 15, 2011).

2

10.3(d)	Transition Agreement, dated as of December 15, 2008, by and between the Company and Dean Blythe (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 15, 2008).

10.3(e)	Transition and Consulting Agreement, dated as of July 25, 2011, Between the Company and Peter E. Gorman (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 26, 2011).

Other Exhibits

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable

3