Form 10-Q
period 2012-03-31
HARTE HANKS INC
filed 2012-05-02
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2012 was 62,998,147 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2012

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$30,367	$86,778
Accounts receivable (less allowance for doubtful accounts of $3,434 at March 31, 2012 and $3,346 at December 31, 2011)	133,760	156,396
Inventory	6,108	7,110
Prepaid expenses	10,378	8,955
Current deferred income tax asset	7,594	9,590
Other current assets	7,507	6,688

Total current assets	195,714	275,517
Property, plant and equipment (less accumulated depreciation of $236,099 at March 31, 2012 and $231,221 at December 31, 2011)	68,954	71,583
Goodwill	565,651	565,651
Other intangible assets (less accumulated amortization of $15,945 at March 31, 2012 and $15,741 at December 31, 2011)	14,785	14,989
Other assets	5,595	4,774

Total assets	$850,699	$932,514

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$10,719	$69,188
Accounts payable	39,251	46,373
Accrued payroll and related expenses	13,713	22,227
Customer advances and deferred revenue	35,837	36,731
Income taxes payable	1,844	4,594
Other current liabilities	20,295	25,956

Total current liabilities	121,659	205,069
Long-term debt	107,187	110,250
Other long-term liabilities (including deferred income taxes of $94,909 at March 31, 2012 and $92,448 at December 31, 2011)	171,912	170,840

Total liabilities	400,758	486,159

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,672,601 shares issued at March 31, 2012 and 118,487,455 shares issued at December 31, 2011	118,673	118,487
Additional paid-in capital	341,455	341,149
Retained earnings	1,277,654	1,276,266
Less treasury stock: 55,681,846 shares at cost at March 31, 2012 and 55,668,137 shares at cost at December 31, 2011	(1,244,305)	(1,244,224)
Accumulated other comprehensive loss	(43,536)	(45,323)

Total stockholders’ equity	449,941	446,355

Total liabilities and stockholders’ equity	$850,699	$932,514

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenues	$195,172	$200,306

Operating expenses
Labor	86,715	89,009
Production and distribution	74,173	76,269
Advertising, selling, general and administrative	15,812	15,340
Depreciation and software amortization	5,336	5,159
Intangible asset amortization	204	210

Total operating expenses	182,240	185,987

Operating income	12,932	14,319

Other expenses (income)
Interest expense	1,019	636
Interest income	(29)	(69)
Other, net	655	642

	1,645	1,209

Income before income taxes	11,287	13,110
Income tax expense	4,494	5,193

Net income	$6,793	$7,917

Basic earnings per common share	$0.11	$0.12

Weighted-average common shares outstanding	62,910	63,705

Diluted earnings per common share	$0.11	$0.12

Weighted-average common and common equivalent shares outstanding	63,273	64,244

Other comprehensive income, net of tax
Adjustment to pension liability	$901	$685
Foreign currency translation adjustments	886	784

Total other comprehensive income, net of tax	1,787	1,469

Comprehensive income	$8,580	$9,386

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$6,793	$7,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and software amortization	5,336	5,159
Intangible asset amortization	204	210
Stock-based compensation	993	1,089
Excess tax benefits from stock-based compensation	(42)	(206)
Net pension cost	506	1,530
Deferred income taxes	3,018	3,656
Other, net	3	(26)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	22,636	8,090
Decrease (increase) in inventory	1,002	(1,269)
Increase in prepaid expenses and other current assets	(2,242)	(2,042)
Decrease in accounts payable	(7,122)	(8,879)
Decrease in other accrued expenses and other current liabilities	(17,956)	(15,189)
Other, net	(177)	(1,228)

Net cash provided by (used in) operating activities	12,952	(1,188)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,054)	(4,372)
Proceeds from sale of property, plant and equipment	8	450

Net cash used in investing activities	(3,046)	(3,922)

Cash Flows from Financing Activities
Repayment of borrowings	(61,532)	(13,750)
Issuance of common stock	361	621
Excess tax benefits from stock-based compensation	42	206
Dividends paid	(5,405)	(5,136)

Net cash used in financing activities	(66,534)	(18,059)

Effect of exchange rate changes on cash and cash equivalents	217	285
Net decrease in cash and cash equivalents	(56,411)	(22,884)
Cash and cash equivalents at beginning of year	86,778	85,996

Cash and cash equivalents at end of period	$30,367	$63,112

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (in thousands, except per share amounts)

(2012 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2010	118,296	336,795	1,252,438	(1,236,024)	(33,682)	437,823
Exercise of stock options and release of nonvested shares	191	522	0	(193)	0	520
Net tax effect of options exercised and release of nonvested shares	0	(959)	0	0	0	(959)
Stock-based compensation	0	4,988	0	0	0	4,988
Dividends paid ($0.320 per share)	0	0	(20,370)	0	0	(20,370)
Treasury stock issued	0	(197)	0	356	0	159
Purchase of treasury stock	0	0	0	(8,363)	0	(8,363)
Net income	0	0	44,198	0	0	44,198
Other comprehensive income					(11,641)	(11,641)

Balance at December 31, 2011	118,487	341,149	1,276,266	(1,244,224)	(45,323)	446,355
Exercise of stock options and release of nonvested shares	186	175	0	(179)	0	182
Net tax effect of options exercised and release of nonvested shares	0	(804)	0	0	0	(804)
Stock-based compensation	0	993	0	0	0	993
Dividends paid ($0.085 per share)	0	0	(5,405)	0	0	(5,405)
Treasury stock issued	0	(58)	0	98	0	40
Net income	0	0	6,793	0	0	6,793
Other comprehensive income	0	0	0	0	1,787	1,787

Balance at March 31, 2012	$118,673	$341,455	$1,277,654	$(1,244,305)	$(43,536)	$449,941

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

In the Consolidated Statements of Cash Flows, contributions to our pension plans have been reclassified from the line item “Other, net” within the “Changes in operating assets and liabilities” section, to the line item “Net pension cost” within the “Adjustments to reconcile net income to net cash provided by operations” section. We believe the new classification more appropriately presents the net cash flow impact of activity related to our pension plans.

As used in this report, the terms “Harte-Hanks,” “we,” “us” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

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

Operating Expense Presentation in Consolidated Statements of Operations

“Labor” in the Consolidated Statements of Comprehensive Income includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. “Production and distribution” and “Advertising, selling, general and administrative” do not include labor, depreciation or amortization.

Other Current Liabilities

The “Other Current Liabilities” line in the Consolidated Balance Sheets includes customer postage deposits of $12.4 million and $15.8 million at March 31, 2012 and December 31, 2011, respectively.

Note B – Recent Accounting Pronouncements

In the first quarter of 2012, we adopted Accounting Standards Updates (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and provides the option to present the components of net income and comprehensive income in either one combined financial statement or two consecutive financial statements. We previously presented the components of comprehensive income in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (now titled Consolidated Statements of Changes in Equity). In connection with this adoption we have presented the components of net income and comprehensive income in one combined financial statement, the Consolidated Statements of Comprehensive Income. The adoption of ASU 2011-05 did not affect our operating results, cash flows or financial position.

Note C – Long-Term Debt

Our long-term debt obligations were as follows:

In thousands	March 31, 2012	December 31, 2011
2008 Term Loan Facility, various interest rates based on LIBOR, due March 7, 2012	$0	$60,000
2010 Revolving Credit Facility, various interest rates based on LIBOR, due August 12, 2013 ($59.9 million capacity at March 31, 2012)	0	0
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.24% at March 31, 2012), due August 16, 2016	117,906	119,438

Total debt	117,906	179,438
Less current maturities	10,719	69,188

Total long-term debt	$107,187	$110,250

The carrying values and estimated fair values of our outstanding debt were as follows:

	March 31, 2012		December 31, 2011
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$117,906	$117,906	$179,438	$179,286

The estimated fair values were calculated using current rates provided to us by our bankers for debt of the same remaining maturity and characteristics. These current rates are considered level 2 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures, (ASC 820).

As of March 31, 2012, we were in compliance with all of the covenants of our credit facilities.

Note D – Income Taxes

Our first quarter 2012 income tax provision of $4.5 million resulted in an effective income tax rate of 39.8%. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2012. The effective income tax rate calculated for the first quarter of 2012 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte-Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. federal, U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2007.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income. We did not have a significant amount of interest or penalties accrued at March 31, 2012 or December 31, 2011.

Note E – Stock-Based Compensation

We recognized $1.0 million and $1.1 million of stock-based compensation during the three months ended March 31, 2012 and 2011, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2012, consistent with the timing of previous annual grants. These grants consisted of:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Stock options	630,500	$3.05
Non-vested shares	332,113	$9.91
Performance stock units	136,000	$8.84

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

All options granted in the first quarter of 2012 were granted under the 2005 Omnibus Incentive Plan (2005 Plan). These options become exercisable in 25% increments on the first, second, third and fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. All stock options granted in the first quarter of 2012 have exercise prices equal to the market value of the common stock on the date of grant. Market value is defined by the 2005 Plan as the closing price on the previous trading day. The weighted-average exercise price of options granted in the first quarter of 2012 was $9.91.

All non-vested shares have been granted under the 2005 Plan. 316,470 of the non-vested shares granted in the first quarter of 2012 vest in three equal increments on the first, second and third anniversaries of their date of grant. The remaining 15,643 non-vested shares granted in the first quarter of 2012 vest 100% on the first anniversary of their date of grant.

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

Note F – Fair Value of Financial Instruments

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

A reconciliation of basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2012	2011
BASIC EPS
Net Income	$6,793	$7,917

Weighted-average common shares outstanding used in earnings per share computations	62,910	63,705

Earnings per common share	$0.11	$0.12

DILUTED EPS
Net Income	$6,793	$7,917

Shares used in diluted earnings per share computations	63,273	64,244

Earnings per common share	$0.11	$0.12

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	62,910	63,705
Weighted-average common equivalent shares - dilutive effect of stock options and awards	363	539

Shares used in diluted earnings per share computations	63,273	64,244

5.1 million and 5.6 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2012 and 2011, respectively. 0.2 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2012. There were no anti-dilutive non-vested shares outstanding for the three months ended March 31, 2011.

Note H – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended March 31,
In thousands	2012	2011
Operating revenues
Direct Marketing	$139,456	$141,081
Shoppers	55,716	59,225

Total operating revenues	$195,172	$200,306

Operating income
Direct Marketing	$15,653	$15,980
Shoppers	201	1,247
Corporate Activities	(2,922)	(2,908)

Total operating income	$12,932	$14,319

Income before income taxes
Operating income	$12,932	$14,319
Interest expense	(1,019)	(636)
Interest income	29	69
Other, net	(655)	(642)

Total income before income taxes	$11,287	$13,110

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2012	2011
Service cost	$117	$114
Interest cost	1,960	2,030
Expected return on plan assets	(1,683)	(1,756)
Amortization of prior service cost	1	12
Recognized actuarial loss	1,500	1,130

Net periodic benefit cost	$1,895	$1,530

We plan to make total contributions of approximately $6.4 million to our funded, frozen pension plan in 2012 in order to obtain the Pension Protection Act of 2006 full funding limit exemption. We made contributions of $1.1 million in the first quarter of 2012. We plan to make contributions of $1.3 million in the second quarter, $10.6 million to $12.4 million in the third quarter and $1.3 million in the fourth quarter of 2012, respectively.

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2012 other than to the extent needed to cover benefit payments. We expect benefit payments under this supplemental pension plan to total $1.2 million in 2012.

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended March 31,
In thousands	2012	2011
Net income	$6,793	$7,917

Other comprehensive income:
Adjustment to pension liability	1,501	1,142
Tax expense	(600)	(457)

Adjustment to pension liability, net of tax	901	685
Foreign currency translation adjustment	886	784

Total other comprehensive income	1,787	1,469

Total comprehensive income	$8,580	$9,386

Note K – Goodwill

As of March 31, 2012 and December 31, 2011, we had goodwill of $565.7 million. Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired. Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance. We perform our annual goodwill impairment assessment as of November 30th of each year.

Due to the continued difficult economic climates in California and Florida and the continued decline in Shoppers’ revenues, management concluded that this environment could impact the valuation of the Shoppers reporting segment during the three months ended March 31, 2012. Accordingly, during the first quarter, we performed a qualitative assessment of whether it is more likely than not that the Shoppers reporting segment’s fair value is less than its carrying amount and determined we did not need to perform a quantitative goodwill impairment assessment at March 31, 2012.

Note L – Litigation Contingencies

On January 25, 2010, Harte-Hanks Shoppers, Inc. (Shoppers), a California corporation and a subsidiary of Harte-Hanks, Inc. (Harte-Hanks), reached an agreement in principle with Shoppers employee Frank Gattuso and former employee Ernest Sigala, individually and on behalf of a certified class, to settle and resolve a previously disclosed class action lawsuit filed in 2001 (Frank Gattuso et al. v. Harte-Hanks Inc. et al., as further described below). During the fourth quarter of 2009 we accrued the full $7.0 million associated with this agreement. This agreement in principle was reduced to a class settlement agreement executed by the parties, and received final approval from the court on May 26, 2011. Pursuant to the settlement agreement, Shoppers paid $7.0 million to establish the class settlement fund in June of 2011. In return, each member of the class, including Gattuso and Sigala, released all claims against Shoppers and its affiliates that in any way arose from or related to the matters which were the subject of, or could have been the subject of, the claims alleged in the class action lawsuit. Based upon the claims received from the class members, we reduced the accrual by $0.8 million in the first quarter of 2011 and $0.5 million in the second quarter of 2011. Payments under the class settlement agreement from the class settlement fund concluded in August 2011, and at that time $1.3 million of unclaimed funds reverted back to Shoppers.

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2012 earnings release issued on April 26, 2012. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of
Harte-Hanks, Inc. (Harte-Hanks). This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2011 Form 10-K. Our 2011 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

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

Revenues from the Direct Marketing segment represented approximately 71% of our total revenue for the three months ended March 31, 2012.

Harte-Hanks Shoppers is North America's largest owner, operator and distributor of shopper publications (based on weekly circulation and revenues). Shoppers are weekly advertising publications delivered free by mail to households and businesses in a particular geographic area. Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow. Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides online advertising and other services through our websites, PennySaverUSA.com® and TheFlyer.com®, as well as business websites and search–engine marketing. Our websites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites. PowerSites are templated websites for our customers, optimized to help small and medium-sized business owners establish a web presence and improve their lead generation. At March 31, 2012, we were publishing approximately 6,700 PowerSites weekly.

At March 31, 2012, our Shoppers publications were zoned into approximately 950 separate editions with total circulation of approximately 11.3 million shopper packages in California and Florida each week. Our distribution products can be zoned even tighter, into approximately 2,400 subzones. Shoppers are delivered in five major markets covering the greater Los Angeles market, the greater San Diego market, Northern California, South Florida and the greater Tampa market.

Revenues from the Shoppers segment represented approximately 29% of our total revenue for the three months ended March 31, 2012.

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

Our Shoppers operate in regional markets in California and Florida and are greatly affected by the strength of the state and local economies. Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California and Florida in which we operate. During the first quarter of 2012, the poor economic conditions that we have experienced since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread and persist across virtually all categories. We see little, if any, improvement in the California and Florida economies and we expect to have further challenges before our performance improves. We continue to invest in our digital strategy where we are seeing revenue growth and are adding capabilities that add value for our readers and advertisers. We believe the steps we have taken in the last several years to improve overall efficiency, combined with our digital strategy, make our Shoppers business well positioned when the economies in California and Florida return to health.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands, except	Three months ended
per share amounts	March 31, 2012	March 31, 2011	Change
Revenues	$195,172	$200,306	-2.6%
Operating expenses	182,240	185,987	-2.0%

Operating income	$12,932	$14,319	-9.7%

Net income	$6,793	$7,917	-14.2%

Diluted earnings per share	$0.11	$0.12	-8.3%

1st Quarter 2012 vs. 1st Quarter 2011

Revenues

Consolidated revenues decreased 2.6%, to $195.2 million, and operating income decreased 9.7% to $12.9 million in the first quarter of 2012 compared to the first quarter of 2011. Our overall results reflect decreased revenues of $1.6 million, or 1.2%, from our Direct Marketing segment and decreased revenues of $3.5 million, or 5.9%, from our Shoppers segment. Direct Marketing experienced decreased revenues from our financial and high-tech verticals, which were partially offset by increased revenues from our pharmaceutical and retail vertical markets. Our select vertical was flat compared to the prior year quarter. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses decreased 2.0%, to $182.2 million, in the first quarter of 2012 compared to the first quarter of 2011. The overall decrease in operating expenses was driven by decreased operating expenses in Shoppers of $2.5 million, or 4.2%, and decreased operating expense of $1.3 million, or 1.0%, in Direct Marketing. The decrease at Shoppers was due to decreased severance costs, lower variable payroll costs from lower ad sales and headcount reductions, and decreased lease expense. The overall decrease at Shoppers was partially offset by an increase in general and administrative costs, including bad debt expense, an increase in postage costs due to the April 2011 and January 2012 postage rate increases, and an increase in newsprint expense due to higher paper rates. The decrease at Direct Marketing was primarily due to decreased outsourced costs resulting from decreased outsourced volumes, and lower facility lease costs. The overall decrease at Direct Marketing was partially offset by an increase in labor due to increased headcount to support revenues and an increase in medical costs, and increases in travel, employee recruiting and bad debt expense.

Net Income/Earnings Per Share

Net income decreased 14.2%, to $6.8 million, and diluted earnings per share decreased 8.3%, to $0.11 per share, in the first quarter of 2012 when compared to the first quarter of 2011. The decrease in net income was a result of decreased operating income from both Direct Marketing and Shoppers and increased interest expense.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended
In thousands	March 31, 2012	March 31, 2011	Change

Revenues	$139,456	$141,081	-1.2%
Operating expenses	123,803	125,101	-1.0%

Operating income	$15,653	$15,980	-2.0%

1st Quarter 2012 vs. 1st Quarter 2011

Revenues

Direct Marketing revenues decreased $1.6 million, or 1.2%, in the first quarter of 2012 compared to the first quarter of 2011. Direct Marketing results reflect the impact of a large, long standing retail customer which changed its marketing strategy from direct mail to broadcast. Revenues from our financial vertical decreased in the low teens (as a percentage) compared to the first quarter of 2011. Our pharmaceutical vertical experienced revenue growth in the mid single digits and our retail vertical grew in the low single digits. Our high-tech vertical declined in the low single digits and our select vertical was flat compared to the prior year quarter. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

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

Operating Expenses

Operating expenses decreased $1.3 million, or 1.0%, in the first quarter of 2012 compared to the first quarter of 2011. Labor costs increased $0.7 million, or 1.0%, due to increased headcount to support revenues, and an increase in medical costs. Production and distribution costs decreased $2.1 million, or 4.9%, due to decreased outsourced costs resulting from decreased outsourced volumes, and lower facility lease costs. General and administrative expense decreased $0.1 million, or 0.5%, due primarily to a decrease in facility costs, partially offset by increases in travel, employee recruiting and bad debt expense. Depreciation and software amortization expense increased $0.2 million, or 4.6%, due to increased capital expenditures in 2011. Intangible asset amortization was down slightly due to certain intangible assets becoming fully amortized.

Direct Marketing’s largest cost components are labor, outsourced costs and mail supply chain costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Mail supply chain costs have increased significantly over the last few years due to demand and supply issues within the transportation industry. Future changes in mail supply chain costs will continue to impact Direct Marketing’s total production costs and total operating expenses, and may have an impact on future demand for our supply chain management. Postage costs of mailings in our Direct Marketing business are borne by our clients and are not directly reflected in our revenues or expenses.

Shoppers

	Three months ended
In thousands	March 31, 2012	March 31, 2011	Change

Revenues	$55,716	$59,225	-5.9%
Operating expenses	55,515	57,978	-4.2%

Operating income	$201	$1,247	-83.9%

1st Quarter 2012 vs. 1st Quarter 2011

Revenues

Shoppers revenues decreased $3.5 million, or 5.9%, in the first quarter of 2012 compared to the first quarter of 2011. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories. At March 31, 2012, our Shoppers circulation reached approximately 11.3 million addresses each week. While we have not made any significant changes to our circulation in the last several years, we continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Future revenue performance will depend on, among other factors, the overall strength of the California and Florida economies, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Operating expenses decreased $2.5 million, or 4.2%, in the first quarter of 2012 compared to the first quarter of 2011. Total labor costs decreased $3.0 million, or 15.3%, due to decreased severance costs, and lower variable payroll costs from lower ad sales, headcount reductions and pay rate reductions. Total production costs were flat as decreased facility lease expenses and outsourced costs were offset by an increase in postage costs due to the April 2011 and January 2012 postage rate increases, and an increase in newsprint expense due to higher paper rates. Total general and administrative costs increased $0.6 million, or 19.0%, due to a legal accrual reduction in the first quarter of 2011, and an increase in bad debt expense, partially offset by lower workers compensation costs. Depreciation and software amortization expense and intangible asset amortization were flat compared to the prior year quarter.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates have increased in recent years, and increased again in April 2011 and January 2012. Shoppers’ postage rates increased by less than 1.0% as a result of the April 2011 rate increase, and increased by approximately 2.1% as a result of the January 2012 rate increase. These postage rate increases, and any additional future changes in postage rates will affect Shoppers’ production costs. The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access. At this point we do not believe the proposed changes will have a material impact on our Shoppers business. Newsprint prices have been increasing since the second half of 2010 and continued to increase in the first quarter of 2012, causing the increase in Shoppers’ paper costs. Newsprint prices are expected to continue to increase slightly during the remainder of 2012. Any future changes in newsprint prices will affect Shoppers’ production costs.

General Corporate Expense

General corporate expense increased slightly in the first quarter of 2012 compared to the first quarter of 2011. This increase was attributable to increased pension expense resulting from an increase in the projected pension benefit obligation due to a lower discount rate.

Interest Expense

Interest expense increased $0.4 million, or 60.2%, in the first quarter of 2012 compared to the first quarter of 2011. This increase was due to a higher interest rate spread on our debt as a result of the 2011 Term Loan Facility, which replaced the 2006 Term Loan Facility in August 2011. See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Interest Income

Interest income was down slightly in the first quarter of 2012 compared to the first quarter of 2011 due to lower returns on invested cash and cash equivalents in 2012.

Other Income and Expense

Other income, net, increased slightly in the first quarter of 2012 compared to the first quarter of 2011, as an increase in net foreign currency transaction losses was offset by decreases in several other expense items.

Income Taxes

Income tax expense decreased $0.7 million in the first quarter of 2012 compared to the first quarter of 2011. Our effective tax rate was 39.8% for the first quarter of 2012, increasing from 39.6% for the first quarter of 2011. The increase in the effective tax rate is primarily due to a decrease in available tax credits.

Economic Climate and Impact on our Financial Statements

The current economic climate in California and Florida has had a negative impact on our Shoppers’ operations and cash flows for the three months ended March 31, 2012, and our financial position at March 31, 2012. We cannot predict the strength or duration of the current difficult economic environment in California and Florida, or the timing or magnitude of any subsequent improvement. If the economic climate and markets we serve fail to improve, we may record charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2012, cash and cash equivalents were $30.4 million, decreasing $56.4 million from cash and cash equivalents at December 31, 2011. This net decrease was a result of net cash provided by operating activities of $13.0 million, net cash used in investing activities of $3.0 million and net cash used in financing activities of $66.5 million.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was $13.0 million, compared to net cash used in operating activities of $1.2 million for the three months ended March 31, 2011. The $14.1 million year-over-year increase was primarily attributable to changes within working capital assets and liabilities.

For the three months ended March 31, 2012, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to collection of the December 31, 2011 receivables as well as higher revenues in the fourth quarter of 2011 compared to the first quarter of 2012. Days sales outstanding of approximately 63 days at March 31, 2012 decreased from 64 days at December 31, 2011 and 65 days at March 31, 2011;

•	A decrease in inventory due to purchasing and holding higher levels of newsprint inventory in prior periods in advance of increases in newsprint prices;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable due to higher overall operating expenses in the fourth quarter of 2011 than in the first quarter of 2012;

•	A decrease in accrued payroll and related expenses due to the payment of 2011 incentive compensation;

•	A decrease in customer deposits, unearned revenue and other current liabilities due to timing of receipts; and

•	A decrease in income taxes payable due to the timing of payments.

Investing Activities

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2012, compared to $3.9 million for the three months ended March 31, 2011. The $0.9 million decrease is the result of lower capital spending in the first three months of 2012 compared to the first three months of 2011.

Financing Activities

Net cash used in financing activities was $66.5 million for the three months ended March 31, 2012 compared to $18.1 million for the three months ended March 31, 2011. The $48.5 million increase is attributable primarily to a $47.8 million increase in debt repayments in the first three months of 2012 compared to the first three months of 2011, as a result of retiring the 2008 Term Loan Facility in March 2012.

Credit Facilities

On March 7, 2008, we entered into a four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2008 Term Loan Facility matured on March 7, 2012, at which time we paid the remaining outstanding principal of $60.0 million using cash on hand.

On August 12, 2010, we entered into a new three-year $70 million revolving credit facility, which includes a $25 million accordion feature, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent. The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility. The 2010 Revolving Credit Facility matures on August 12, 2013. For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate (as defined in the 2010 Revolving Credit Facility) for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio (as defined in the 2010 Revolving Credit Facility) then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the LIBOR rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum. There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility. The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect. In addition, there is a letter of credit fee with respect to outstanding letters of credit. That fee is calculated by applying a rate equal to the spread applicable to LIBOR based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit. We may elect to prepay any amounts drawn on the 2010 Revolving Credit Facility at any time. At March 31, 2012, we did not have any outstanding amounts drawn against our 2010 Revolving Credit Facility. At March 31, 2012, we had letters of credit totaling $10.1 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $59.9 million.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent. The 2011 Term Loan Facility matures on August 16, 2016. For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect. We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties. At March 31, 2012, we had $117.9 million outstanding under the 2011 Term Loan Facility.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. Our material domestic subsidiaries have guaranteed the performance of Harte-Hanks under our credit facilities. As of March 31, 2012, we were in compliance with all of the covenants of our credit facilities.

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

As of March 31, 2012, we had $59.9 million of unused borrowing capacity under our 2010 Revolving Credit Facility and a cash balance of $30.4 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We consider the following to be our critical accounting policies, as described in detail in our 2011 Form 10-K:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Reserve for healthcare, workers’ compensation, automobile and general liability insurance;

•	Goodwill; and

•	Stock-based compensation.

There have been no material changes to the critical accounting policies described in our 2011 Form 10-K.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.24% at March 31, 2012). The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016. At March 31, 2012, our debt balance related to the 2011 Term Loan Facility was $117.9 million. The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013. At March 31, 2012, we did not have any debt outstanding under the 2010 Revolving Credit Facility.

Assuming the actual level of borrowings throughout the first quarter of 2012, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the first quarter of 2012 would have changed by approximately $0.2 million. Due to our overall debt level and cash balance at March 31, 2012, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income. Transactions such as these amounted to $0.4 million in pre-tax currency transaction losses in the first quarter of 2012. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is set forth in Note L to the Notes to Unaudited Condensed Consolidated Financial Statements, Litigation Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2011 Form 10-K. Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q, for a discussion of the ongoing economic downturn in the United States and other economies and its adverse impact on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2012:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2012	18,082	$9.91	0	9,475,491
February 1 – 29, 2012	0	$0	0	9,475,491
March 1 – 31, 2012	0	$0	0	9,475,491

Total	18,082	$9.91	0

(1)	During the first quarter of 2012, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of March 31, 2012, we had repurchased a total of 64,924,509 shares at an average price of $18.67 per share under this program.
(2)	Total number of shares purchased includes shares, if any, purchased as part of our publicly announced stock repurchase program, plus shares withheld to pay applicable withholding taxes and the exercise price related to stock options, and shares withheld to pay applicable withholding taxes related to the vesting of nonvested shares, pursuant to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan.

Item 6.	Exhibits

See Index to Exhibits on Page 26.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

May 2, 2012	/S/ LARRY FRANKLIN
Date	Larry Franklin
President and Chief Executive Officer

May 2, 2012	/S/ DOUGLAS SHEPARD
Date	Douglas Shepard
Executive Vice President and Chief Financial Officer

May 2, 2012	/S/ JESSICA HUFF
Date	Jessica Huff
Vice President, Finance and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document

* Filed or furnished herewith