Form 10-Q
period 2012-06-30
HARTE HANKS INC
filed 2012-08-08
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2012 was 63,020,713 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2012

Item 1.	Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets
Current assets
Cash and cash equivalents	$34,407	$86,778
Accounts receivable (less allowance for doubtful accounts of $3,166 at June 30, 2012 and $3,346 at December 31, 2011)	129,586	156,396
Inventory	5,881	7,110
Prepaid expenses	9,328	8,955
Current deferred income tax asset	7,604	9,590
Prepaid income taxes	1,876	0
Other current assets	7,150	6,688

Total current assets	195,832	275,517
Property, plant and equipment (less accumulated depreciation of $236,643 at June 30, 2012 and $231,221 at December 31, 2011)	65,497	71,583
Goodwill	408,715	565,651
Other intangible assets (less accumulated amortization of $16,149 at June 30, 2012 and $15,741 at December 31, 2011)	6,181	14,989
Other assets	5,461	4,774

Total assets	$681,686	$932,514

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12,250	$69,188
Accounts payable	36,028	46,373
Accrued payroll and related expenses	16,024	22,227
Customer advances and deferred revenue	33,014	36,731
Income taxes payable	0	4,594
Other current liabilities	21,843	25,956

Total current liabilities	119,159	205,069

Long-term debt	104,125	110,250
Other long-term liabilities (including deferred income taxes of $47,666 at June 30, 2012 and $92,448 at December 31, 2011)	122,529	170,840

Total liabilities	345,813	486,159

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,692,226 shares issued at June 30, 2012 and 118,487,455 shares issued at December 31, 2011	118,692	118,487
Additional paid-in capital	342,398	341,149
Retained earnings	1,162,541	1,276,266
Less treasury stock: 55,677,477 shares at cost at June 30, 2012 and 55,668,137 shares at cost at December 31, 2011	(1,244,208)	(1,244,224)
Accumulated other comprehensive loss	(43,550)	(45,323)

Total stockholders’ equity	335,873	446,355

Total liabilities and stockholders’ equity	$681,686	$932,514

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Operating revenues	$199,137	$213,047

Operating expenses
Labor	88,140	91,274
Production and distribution	75,458	82,523
Advertising, selling, general and administrative	16,920	17,341
Impairment of goodwill and other intangible assets	165,336	0
Depreciation and software amortization	5,743	5,153
Intangible asset amortization	205	210

Total operating expenses	351,802	196,501

Operating income (loss)	(152,665)	16,546

Other expenses (income)
Interest expense	880	626
Interest income	(30)	(67)
Other, net	403	473

	1,253	1,032

Income (loss) before income taxes	(153,918)	15,514
Income tax expense (benefit)	(44,213)	6,089

Net income (loss)	$(109,705)	$9,425

Basic earnings (loss) per common share	$(1.74)	$0.15

Weighted-average common shares outstanding	63,007	63,371

Diluted earnings (loss) per common share	$(1.74)	$0.15

Weighted-average common and common equivalent shares outstanding	63,007	63,703

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$901	$685
Foreign currency translation adjustments	(915)	240

Total other comprehensive income (loss), net of tax	(14)	925

Comprehensive income (loss)	$(109,691)	$10,350

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating revenues	$394,309	$413,353

Operating expenses
Labor	174,855	180,283
Production and distribution	149,631	158,792
Advertising, selling, general and administrative	32,732	32,681
Impairment of goodwill and other intangible assets	165,336	0
Depreciation and software amortization	11,080	10,312
Intangible asset amortization	408	420

Total operating expenses	534,042	382,488

Operating income (loss)	(139,733)	30,865

Other expenses (income)
Interest expense	1,899	1,262
Interest income	(59)	(136)
Other, net	1,058	1,115

	2,898	2,241

Income (loss) before income taxes	(142,631)	28,624
Income tax expense (benefit)	(39,719)	11,282

Net income (loss)	$(102,912)	$17,342

Basic earnings (loss) per common share	$(1.63)	$0.27

Weighted-average common shares outstanding	62,959	63,538

Diluted earnings (loss) per common share	$(1.63)	$0.27

Weighted-average common and common equivalent shares outstanding	62,959	63,974

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$1,802	$1,370
Foreign currency translation adjustments	(29)	1,024

Total other comprehensive income, net of tax	1,773	2,394

Comprehensive income (loss)	$(101,139)	$19,736

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$(102,912)	$17,342
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and other intangible assets	165,336	0
Depreciation and software amortization	11,080	10,312
Intangible asset amortization	408	420
Stock-based compensation	2,196	2,812
Excess tax benefits from stock-based compensation	(49)	(213)
Net pension cost	753	710
Deferred income taxes	(45,136)	7,787
Other, net	19	86
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	26,810	3,840
Decrease (increase) in inventory	1,229	(254)
Increase in prepaid expenses and other current assets	(835)	(895)
Decrease in accounts payable	(10,345)	(10,106)
Decrease in other accrued expenses and other current liabilities	(21,522)	(14,384)
Other, net	(392)	555

Net cash provided by operating activities	26,640	18,012

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(5,636)	(11,408)
Proceeds from sale of property, plant and equipment	12	104

Net cash used in investing activities	(5,624)	(11,304)

Cash Flows from Financing Activities
Repayment of borrowings	(63,063)	(27,500)
Issuance of common stock	479	686
Excess tax benefits from stock-based compensation	49	213
Purchase of treasury stock	0	(8,363)
Dividends paid	(10,813)	(10,253)

Net cash used in financing activities	(73,348)	(45,217)

Effect of exchange rate changes on cash and cash equivalents	(39)	373
Net decrease in cash and cash equivalents	(52,371)	(38,136)
Cash and cash equivalents at beginning of year	86,778	85,996

Cash and cash equivalents at end of period	$34,407	$47,860

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (in thousands, except per share amounts)

(2012 Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2010	118,296	336,795	1,252,438	(1,236,024)	(33,682)	437,823
Exercise of stock options and release of nonvested shares	191	522	0	(193)	0	520
Net tax effect of options exercised and release of nonvested shares	0	(959)	0	0	0	(959)
Stock-based compensation	0	4,988	0	0	0	4,988
Dividends paid ($0.320 per share)	0	0	(20,370)	0	0	(20,370)
Treasury stock issued	0	(197)	0	356	0	159
Purchase of treasury stock	0	0	0	(8,363)	0	(8,363)
Net income	0	0	44,198	0	0	44,198
Other comprehensive loss	0	0	0	0	(11,641)	(11,641)

Balance at December 31, 2011	118,487	341,149	1,276,266	(1,244,224)	(45,323)	446,355
Exercise of stock options and release of nonvested shares	205	274	0	(179)	0	300
Net tax effect of options exercised and release of nonvested shares	0	(1,105)	0	0	0	(1,105)
Stock-based compensation	0	2,196	0	0	0	2,196
Dividends paid ($0.170 per share)	0	0	(10,813)	0	0	(10,813)
Treasury stock issued	0	(116)	0	195	0	79
Net loss	0	0	(102,912)	0	0	(102,912)
Other comprehensive income	0	0	0	0	1,773	1,773

Balance at June 30, 2012	$118,692	$342,398	$1,162,541	$(1,244,208)	$(43,550)	$335,873

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

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

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

Operating Expense Presentation in Consolidated Statements of Comprehensive Income

“Labor” in the Consolidated Statements of Comprehensive Income includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. “Production and distribution” and “Advertising, selling, general and administrative” do not include labor, depreciation or amortization.

Other Current Liabilities

The “Other Current Liabilities” line in the Consolidated Balance Sheets includes customer postage deposits of $13.8 million and $15.8 million at June 30, 2012 and December 31, 2011, respectively.

Note B—Recent Accounting Pronouncements

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

Note C—Long-Term Debt

Our long-term debt obligations were as follows:

	June 30,	December 31,
In thousands	2012	2011
2008 Term Loan Facility, various interest rates based on LIBOR, due March 7, 2012	$0	$60,000
2010 Revolving Credit Facility, various interest rates based on
LIBOR, due August 12, 2013 ($59.9 million capacity at June 30, 2012)	0	0
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.25% at June 30, 2012), due August 16, 2016	116,375	119,438

Total debt	116,375	179,438
Less current maturities	12,250	69,188

Total long-term debt	$104,125	$110,250

The carrying values and estimated fair values of our outstanding debt were as follows:

	June 30,		December 31,
	2012		2011
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$116,375	$116,375	$179,438	$179,286

The estimated fair values were calculated using current rates provided to us by our bankers for debt of the same remaining maturity and characteristics. These current rates are considered Level 2 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures, (ASC 820).

As of June 30, 2012, we were in compliance with all of the covenants of our credit facilities.

Note D—Income Taxes

Our second quarter 2012 income tax benefit of $44.2 million resulted in an effective income tax rate of 28.7%. Our first half 2012 income tax benefit of $39.7 million resulted in an effective income tax rate of 27.8%. Both of these periods reflect a $165.3 million goodwill and other intangible asset impairment loss that resulted in a $48.7 million tax benefit. That tax benefit is entirely reflected as a reduction to our deferred income tax liabilities. The effective tax rate of this benefit of 29.4% was less than the federal statutory rate of 35%, primarily due to a portion of goodwill impairment that was not deductible, partially offset by the addition of state income taxes. Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2012.

Harte-Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. federal, U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2007.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income. We had approximately $0.2 million of interest and penalties accrued at June 30, 2012. We did not have a significant amount of interest or penalties accrued at December 31, 2011.

Note E—Stock-Based Compensation

We recognized $1.2 million and $1.7 million of stock-based compensation during the three months ended June 30, 2012 and 2011, respectively. We recognized $2.2 million and $2.8 million of stock-based compensation during the six months ended June 30, 2012 and 2011, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2012, consistent with the timing of previous annual grants. We did not have any significant stock-based compensation activity in the second quarter of 2012.

Note F—Fair Value of Financial Instruments

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable and trade payables. The fair value of our outstanding debt is disclosed in Note C, Long-Term Debt. As discussed in Note K, Goodwill and Other Intangible Assets, the fair value of our Shoppers unit was calculated in relation to a step-one impairment analysis, and the fair value of Shoppers’ PP&E, goodwill and other intangible assets were calculated in relation to a step-two impairment analysis.

Note G—Earnings Per Share

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

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2012	2011
BASIC EPS
Net income (loss)	$(109,705)	$9,425

Weighted-average common shares outstanding used in earnings per share computations	63,007	63,371

Basic earnings (loss) per common share	$(1.74)	$0.15

DILUTED EPS
Net income (loss)	$(109,705)	$9,425

Shares used in diluted earnings per share computations	63,007	63,703

Diluted earnings (loss) per common share	$(1.74)	$0.15

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	63,007	63,371
Weighted-average common equivalent shares-dilutive effect of stock options and awards	0	332

Shares used in diluted earnings per share computations	63,007	63,703

There are no dilutive shares for the three months ended June 30, 2012 as the Company has a net loss for the period.

6.5 million and 5.5 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2012 and 2011, respectively. 0.6 million and 0.3 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30,
In thousands, except per share amounts	2012	2011
BASIC EPS
Net income (loss)	$(102,912)	$17,342

Weighted-average common shares outstanding used in earnings per share computations	62,959	63,538

Basic earnings (loss) per common share	$(1.63)	$0.27

DILUTED EPS
Net income (loss)	$(102,912)	$17,342

Shares used in diluted earnings per share computations	62,959	63,974

Diluted earnings (loss) per common share	$(1.63)	$0.27

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	62,959	63,538
Weighted-average common equivalent shares-dilutive effect of stock options and awards	0	436

Shares used in diluted earnings per share computations	62,959	63,974

There are no dilutive shares for the six months ended June 30, 2012 as the Company has a net loss for the period.

6.5 million and 5.6 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2012 and 2011, respectively. 0.6 million and 0.2 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2012 and 2011, respectively.

Note H—Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments – Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended June 30,
In thousands	2012	2011
Operating revenues
Direct Marketing	$142,794	$152,721
Shoppers	56,343	60,326

Total operating revenues	$199,137	$213,047

Operating income (loss)
Direct Marketing	$16,578	$20,356
Shoppers	(165,946)	(1,118)
Corporate Activities	(3,297)	(2,692)

Total operating income (loss)	$(152,665)	$16,546

Income (loss) before income taxes
Operating income (loss)	$(152,665)	$16,546
Interest expense	(880)	(626)
Interest income	30	67
Other, net	(403)	(473)

Total income (loss) before income taxes	$(153,918)	$15,514

	Six Months Ended June 30,
In thousands	2012	2011
Operating revenues
Direct Marketing	$282,250	$293,802
Shoppers	112,059	119,551

Total operating revenues	$394,309	$413,353

Operating income (loss)
Direct Marketing	$32,231	$36,336
Shoppers	(165,745)	129
Corporate Activities	(6,219)	(5,600)

Total operating income (loss)	$(139,733)	$30,865

Income (loss) before income taxes
Operating income (loss)	$(139,733)	$30,865
Interest expense	(1,899)	(1,262)
Interest income	59	136
Other, net	(1,058)	(1,115)

Total income (loss) before income taxes	$(142,631)	$28,624

Note I—Components of Net Periodic Pension Benefit Cost

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,
In thousands	2012	2011
Service cost	$117	$114
Interest cost	1,960	2,030
Expected return on plan assets	(1,683)	(1,756)
Amortization of prior service cost	1	12
Recognized actuarial loss	1,500	1,130

Net periodic benefit cost	$1,895	$1,530

	Six Months Ended June 30,
In thousands	2012	2011
Service cost	$233	$229
Interest cost	3,920	4,059
Expected return on plan assets	(3,366)	(3,511)
Amortization of prior service cost	2	24
Recognized actuarial loss	3,000	2,259

Net periodic benefit cost	$3,789	$3,060

We made contributions to our funded, frozen pension plan of $1.3 million in the second quarter and $2.4 million in the first half of 2012. We plan to make contributions to this pension plan of $4.0 to $6.0 million in the second half of 2012. These contributions to our funded, frozen pension plan are being made in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2012 other than to the extent needed to cover benefit payments. We expect benefit payments under this supplemental pension plan to total $0.6 million in the second half of 2012.

Note J—Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended June 30,
In thousands	2012	2011
Net income (loss)	$(109,705)	$9,425

Other comprehensive income (loss):
Adjustment to pension liability	1,501	1,142
Tax expense	(600)	(457)

Adjustment to pension liability, net of tax	901	685
Foreign currency translation adjustment	(915)	240

Total other comprehensive income (loss)	(14)	925

Total comprehensive income (loss)	$(109,691)	$10,350

	Six Months Ended June 30,
In thousands	2012	2011
Net income (loss)	$(102,912)	$17,342

Other comprehensive income (loss):
Adjustment to pension liability	3,002	2,283
Tax expense	(1,200)	(913)

Adjustment to pension liability, net of tax	1,802	1,370
Foreign currency translation adjustment	(29)	1,024

Total other comprehensive income	1,773	2,394

Total comprehensive income (loss)	$(101,139)	$19,736

Note K—Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquisition over the fair values of the identifiable net assets acquired. Other intangible assets with definite and indefinite useful lives are recorded at fair value at the date of acquisition. The Company tests its goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and as of an interim date should factors or indicators become apparent that would require an interim test. The company assesses the impairment of its goodwill by determining the fair value of each of its reporting units and comparing the fair value to the carrying value for each reporting unit. We have identified our reporting units as Direct Marketing and Shoppers.

During the second quarter of 2012, the poor economic conditions that the Company has experienced since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread and persist across virtually all categories. Management sees little, if any, improvement in the California and Florida economies and the Company expects to have further challenges before performance improves. In response, during the first half of 2012, the Company continued its efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring and the discontinuance of a number of unprofitable digital initiatives, including SaverTime and mobile apps.

As a result of continuing revenue declines in Shoppers, and in conjunction with management’s evaluation of the business, the Company determined that a triggering event had occurred and that an interim step-one impairment test of Shoppers’ goodwill was warranted in connection with the preparation of its second quarter 2012 financial statements. The fair value of the Shoppers unit was estimated using a discounted cash flow model and a cash flow multiple model, which were consistent with those used in our most recent annual impairment testing as of November 30, 2011. The fair value of our Shoppers unit was estimated to be less than its related carrying value, and management determined that the goodwill balance with respect to this reporting unit was impaired and step-two testing was deemed necessary.

Step-two of the goodwill test consists of performing a hypothetical purchase price allocation, under which the estimated fair value of the reporting unit is allocated to its tangible and intangible assets based on their estimated fair values, with any residual amount being assigned to goodwill. During the step-two analysis, book value was estimated to approximate fair value for all working capital items, as well as a number of insignificant assets and liabilities. Owned real estate and buildings were valued using the market approach and comparable property values. Other significant property, plant and equipment items were valued using the cost approach and trending models to estimate the cost of reproduction and then adjusting for the diminution of value from physical deterioration and obsolescence. Intangible assets related to trade names and customer relationships were identified and the fair value of these intangible assets was estimated using a relief-from-royalty model and discounted cash flow model, respectively.

The models used to value the total Shoppers unit in step-one and the identified intangible assets in step-two relied heavily on management’s assumptions. These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by FASB ASC 820 as they are unobservable. The assumptions in step-one include discount rate, revenue growth rates, tax rates and operating margins. In addition to these assumptions, step-two assumptions include customer attrition rates and royalty rates. The discount rate represents the expected return on capital of the Shoppers unit. The discount rate was determined using a target structure of 30% debt and 70% equity. We used the interest rate of a 30-year government security to determine the risk-free rate in our weighted average cost of capital calculation. Projected growth rates and terminal growth rates are primarily driven by management’s best estimate of future performance, giving consideration to historical performance and existing and anticipated economic and competitive conditions. Attrition assumptions used to value customer relationships are based on recent historical experience and management’s best estimate based on a review of historical financial information. Royalty rates used to value trade names are based on similar licensing agreements within our industry. Assumed tax rates represent management’s best estimates of blended federal and state income tax rates. Operating margin assumptions are primarily driven by management’s best estimate of future performance, giving consideration to historical performance and existing and anticipated economic and competitive conditions.

The impairment analysis indicated that $156.9 million of goodwill and $8.4 million of other intangibles, relating to trade names and client relationships associated with the Tampa Flyer acquisition in April 2005, were impaired. As a result, a total impairment charge of $165.3 million was recorded in the consolidated statements of comprehensive income in the second quarter of 2012. The Company had not previously recorded impairments of either goodwill or other intangible assets. Therefore the amount of impairments recorded in the second quarter of 2012 represents the cumulative amount of goodwill and other intangible asset impairment charges through June 30, 2012.

The changes in the carrying amount of goodwill are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2011	$398,164	$167,487	$565,651
Purchase consideration	0	0	0
Impairment	0	(156,936)	(156,936)

Balance at June 30, 2012	$398,164	$10,551	$408,715

The changes in the carrying amount of other intangibles are as follows:

In thousands	Direct Marketing	Shoppers	Total
Balance at December 31, 2011	$5,504	$9,485	$14,989
Purchase consideration	0	0	0
Amortization	(123)	(285)	(408)
Impairment	0	(8,400)	(8,400)

Balance at June 30, 2012	$5,381	$800	$6,181

The Company’s next annual impairment test will be performed during the fourth quarter of 2012, at which time the Company will perform step-one testing on both the Shoppers and Direct Marketing reporting units. The Company continues to monitor potential triggering events, including changes in the business climate in which it operates, attrition of key personnel, the current volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections. The occurrence of one or more triggering events could require additional impairment testing, which could result in additional impairment charges.

Note L—Litigation Contingencies

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2012 earnings release issued on August 2, 2012 and related preliminary earnings announcement on July 17, 2012. The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Revenues from the Direct Marketing segment represented approximately 72% of our total revenues for the three months and six months ended June 30, 2012.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications (based on weekly circulation and revenues). Shoppers are weekly advertising publications delivered free by mail to households and businesses in a particular geographic area. Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow. Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution. Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration. Our Shoppers segment also provides online advertising and other services through our websites, PennySaverUSA.com® and TheFlyer.com®, as well as business websites and search–engine marketing. Our websites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites. PowerSites are templated websites for our customers, optimized to help small and medium-sized business owners establish a web presence and improve their lead generation. At June 30, 2012, we were publishing approximately 6,800 PowerSites weekly.

At June 30, 2012, our Shoppers publications were zoned into approximately 950 separate editions with total circulation of approximately 11.3 million shopper packages in California and Florida each week. Our distribution products can be zoned even tighter, into approximately 2,400 subzones. Shoppers are delivered in five major markets covering the greater Los Angeles market, the greater San Diego market, Northern California, South Florida and the greater Tampa market.

Revenues from the Shoppers segment represented approximately 28% of our total revenues for the three months and six months ended June 30, 2012.

We derive revenues from the sale of direct marketing services and shopper advertising services.

As a worldwide business, Direct Marketing is affected by general national and international economic and business conditions. Direct Marketing revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs in the parts of the business that are not growing as fast. We believe these actions will improve our profitability in future periods.

Our Shoppers operate in regional markets in California and Florida and are greatly affected by the strength of the state and local economies. Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California and Florida in which we operate. During the second quarter of 2012, the poor economic conditions that we have experienced since the second half of 2007 in California and Florida continued. These conditions were initially created by weakness in the real estate and associated financing markets and have spread and persist across virtually all categories. As a result of management’s evaluation of the Shoppers business, we recorded a $165.3 million impairment loss in the second quarter of 2012 related to Shoppers’ goodwill and other intangible assets. We see little, if any, improvement in the California and Florida economies and we expect to have further challenges before our performance improves. In response, during the first half of 2012, we continued our efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring and the discontinuance of a number of unprofitable digital initiatives, including SaverTime and mobile apps. We continue to invest in our digital Power Products, particularly our PowerSites, where we are seeing good revenue growth and are adding capabilities that provide value for our readers and advertisers, and in other profitable digital initiatives. We believe the steps we are taking to improve overall efficiency, combined with our continued investments in digital initiatives, will improve our Shoppers performance in the long term.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands, except	Three months ended			Six months ended
per share amounts	June 30, 2012	June 30, 2011	Change	June 30, 2012	June 30, 2011	Change
Revenues	$199,137	$213,047	-6.5%	$394,309	$413,353	-4.6%
Operating expenses	351,802	196,501	79.0%	534,042	382,488	39.6%

Operating income (loss)	$(152,665)	$16,546	-1,022.7%	$(139,733)	$30,865	-552.7%

Net income (loss)	$(109,705)	$9,425	-1,264.0%	$(102,912)	$17,342	-693.4%

Diluted earnings (loss) per share	$(1.74)	$0.15	-1,260.0%	$(1.63)	$0.27	-703.7%

2nd Quarter 2012 vs. 2nd Quarter 2011

Revenues

Consolidated revenues decreased 6.5%, to $199.1 million, due to decreased revenues of $9.9 million, or 6.5%, from our Direct Marketing segment and decreased revenues of $4.0 million, or 6.6%, from our Shoppers segment. Direct Marketing results reflect the impact of a large, long standing retail customer which changed its marketing strategy from direct mail to broadcast. Direct Marketing experienced decreased revenues from our pharmaceutical, high-tech, financial and retail verticals, while our select vertical was flat compared to the prior year quarter. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses were $351.8 million in the second quarter of 2012, compared to $196.5 million in the second quarter of 2011. This $155.3 million year over year increase was a result of an impairment loss of $165.3 million related to goodwill and other intangible assets associated with our Shoppers segment recorded in the second quarter of 2012. Excluding this impairment loss, operating expenses decreased $10.0 million, or 5.1%, compared to the second quarter of 2011. This $10.0 million decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $6.1 million, or 4.6%, and decreased operating expenses of $4.5 million, or 7.3%, in Shoppers (excluding the impairment charge), partially offset by an increase in general corporate expense of $0.6 million, or 22.5%. The decrease at Direct Marketing was primarily due to decreased outsourced costs resulting from decreased outsourced volumes, and decreased mail supply chain costs resulting from decreased volumes, partially offset by costs related to the recently announced departure of our Direct Marketing President. The decrease at Shoppers was due to decreased severance costs, decreased stock-based compensation, lower payroll costs from lower ad sales and headcount reductions, a decrease in facility lease expense, and a decrease in newsprint expense related to a decline in volumes. The overall decrease at Shoppers was partially offset by a legal accrual reduction in the second quarter of 2011, an increase in postage costs due to the January 2012 postage rate increases, and the write-off of software in the second quarter of 2012.

Net Income/Earnings Per Share

We recorded a net loss of $109.7 million and diluted loss per share of $1.74 in the second quarter of 2012. Excluding the impairment loss, second quarter 2012 net income and diluted earnings per share would have been $7.0 million and $0.11, respectively. These results, excluding the impairment loss, compare to net income of $9.4 million and diluted earnings per share of $0.15 in the first quarter of 2011. The decrease in net income, excluding the impairment loss, is primarily a result of decreased operating income from Direct Marketing and an increase in general corporate expense.

First Half 2012 vs. First Half 2011

Revenues

Consolidated revenues decreased 4.6%, to $394.3 million, due to decreased revenues of $11.6 million, or 3.9%, from our Direct Marketing segment and decreased revenues of $7.5 million, or 6.3%, from our Shoppers segment. Direct Marketing results reflect the impact of a large, long standing retail customer which changed its marketing strategy from direct mail to broadcast. Direct Marketing experienced decreased revenues from our financial, high-tech, pharmaceutical and retail verticals, while our select vertical was flat compared to the first half of 2011. Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses were $534.0 million in the first half of 2012, compared $382.5 million in the first half of 2011. This $151.6 million year over year increase was a result of the impairment charges of $165.3 million discussed above. Excluding this impairment loss, operating expenses decreased $13.8 million, or 3.6%, compared to the first half of 2011. This $13.8 million decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $7.4 million, or 2.9%, and decreased operating expenses of $7.0 million, or 5.8%, in Shoppers (excluding the impairment charge), partially offset by an increase in general corporate expense of $0.6 million, or 11.1%. The decrease at Direct Marketing was primarily due to decreased outsourced costs resulting from decreased outsourced volumes, and decreased mail supply chain costs resulting from decreased volumes, partially offset by costs related to the recently announced departure of our Direct Marketing President. The decrease at Shoppers was due to decreased severance costs, decreased stock-based compensation, lower payroll costs from lower ad sales and headcount reductions, a decrease in facility lease expense, and a decrease in workers’ compensation costs. The overall decrease at Shoppers was partially offset by legal accrual reductions in the first half of 2011, an increase in postage costs due to the April 2011 and January 2012 postage rate increases, and the write-off of software in the second quarter of 2012.

Net Income/Earnings Per Share

We recorded a net loss of $102.9 million, and diluted loss per share of $1.63, in the first half of 2012. Excluding the impairment loss, net income and diluted earnings per share for first half of 2012 would have been $13.8 million and $0.22, respectively. These results, excluding the impairment loss, compare to net income of $17.3 million, and diluted earnings per share of $0.27 in the first half of 2011. The decrease in net income, excluding the impairment loss, is primarily a result of decreased operating income from both Direct Marketing and Shoppers, and an increase in general corporate expense.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2012	June 30, 2011	Change	June 30, 2012	June 30, 2011	Change
Revenues	$142,794	$152,721	-6.5%	$282,250	$293,802	-3.9%
Operating expenses	126,216	132,365	-4.6%	250,019	257,466	-2.9%

Operating income	$16,578	$20,356	-18.6%	$32,231	$36,336	-11.3%

2nd Quarter 2012 vs. 2nd Quarter 2011

Revenues

Direct Marketing revenues decreased $9.9 million, or 6.5%, in the second quarter of 2012 compared to the second quarter of 2011. Direct Marketing results reflect the impact of a large, long standing retail customer which changed its marketing strategy from direct mail to broadcast. Revenues from our pharmaceutical vertical decreased in the high teens (as a percentage) compared to the second quarter of 2011. Our high-tech vertical experienced a revenue decline in the low double digits and our financial vertical declined in the high single digits. Our retail vertical declined in the mid single digits and our select vertical was flat compared to the prior year quarter. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Future revenue performance will depend on, among other factors, the overall strength of the national and international economies and how successful we are at maintaining and growing business with existing clients, acquiring new clients and meeting client demands. We believe that, in the long-term, an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to the targeted media space, and that our business will benefit as a result. Targeted media advertising results can be more effectively tracked, enabling measurement of the return on marketing investment.

Operating Expenses

Operating expenses decreased $6.1 million, or 4.6%, in the second quarter of 2012 compared to the second quarter of 2011. Labor costs increased $1.1 million, or 1.6%, primarily due to $0.7 million of costs related to the recently announced departure of our Direct Marketing President. Production and distribution costs decreased $7.3 million, or 15.0%, due to decreased outsourced costs resulting from decreased outsourced volumes, and decreased mail supply chain costs resulting from decreased volumes. General and administrative expense decreased $0.1 million, or 0.4%, due primarily to a decrease in bad debt expense, partially offset by increases in travel, employee recruiting, professional services and royalties. Depreciation and software amortization expense increased $0.1 million, or 2.3%, due to increased capital expenditures in 2011. Intangible asset amortization was down slightly due to certain intangible assets becoming fully amortized.

Direct Marketing’s largest cost components are labor, outsourced costs and mail supply chain costs. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our direct marketing services. Mail supply chain rates have increased over the last few years due to demand and supply issues within the transportation industry. Future changes in mail supply chain rates will continue to impact Direct Marketing’s total production costs and total operating expenses, and may have an impact on future demand for our supply chain management. Postage costs of mailings in our Direct Marketing business are borne by our clients and are not directly reflected in our revenues or expenses.

First Half 2012 vs. First Half 2011

Revenues

Direct Marketing revenues decreased $11.6 million, or 3.9%, in the first half of 2012 compared to the first half of 2011. Direct Marketing results reflect the impact of a large, long standing retail customer which changed its marketing strategy from direct mail to broadcast. Revenues from our financial vertical decreased in the low double digits (as a percentage) compared to the first half of 2011. Our high-tech and pharmaceutical verticals declined in the mid single digits and our retail vertical declined in the low single digits. Our select vertical was flat compared to the first half of 2011.

Operating Expenses

Operating expenses decreased $7.4 million, or 2.9%, in the first half of 2012 compared to the first half of 2011. Labor costs increased $1.8 million, or 1.3%, primarily due to costs related to the recently announced departure of our Direct Marketing President. Production and distribution costs decreased $9.4 million, or 10.3%, due to decreased outsourced costs resulting from decreased outsourced volumes, decreased mail supply chain costs resulting from decreased volumes, and lower facility lease costs. General and administrative expense decreased $0.1 million, or 0.5%, due primarily to a decrease in facilities costs, partially offset by increases in travel, employee recruiting, professional services and royalties. Depreciation and software amortization expense increased $0.3 million, or 3.5%, due to increased capital expenditures in 2011. Intangible asset amortization was down slightly due to certain intangible assets becoming fully amortized.

Shoppers

	Three months ended			Six months ended
In thousands	June 30, 2012	June 30, 2011	Change	June 30, 2012	June 30, 2011	Change
Revenues	$56,343	$60,326	-6.6%	$112,059	$119,551	-6.3%
Operating expenses	222,289	61,444	261.8%	277,804	119,422	132.6%

Operating income (loss)	$(165,946)	$(1,118)	-14,743.1%	$(165,745)	$129	-128,584.5%

2nd Quarter 2012 vs. 2nd Quarter 2011

Revenues

Shoppers revenues decreased $4.0 million, or 6.6%, in the second quarter of 2012 compared to the second quarter of 2011. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines from most revenue categories. Shoppers’ revenues decreased in the real estate, services (primarily health and educational services) and restaurant sectors and increased in the automotive, communications and consumer spending sectors. At June 30, 2012, our Shoppers circulation reached approximately 11.3 million addresses each week. While we have not made any significant changes to our circulation in the last several years, we continue to evaluate all of our circulation performance and may make further circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Future revenue performance will depend on, among other factors, the overall strength of the California and Florida economies, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Shoppers operating expenses were $222.3 million in the second quarter of 2012, compared to $61.4 million in the second quarter of 2011. This $160.8 million year over year increase was primarily a result of an impairment loss of $165.3 million related to goodwill and other intangible assets recorded in the second quarter of 2012. Excluding this impairment loss, operating expenses decreased $4.5 million, or 7.3%, compared to the second quarter of 2011. Total labor costs decreased $4.8 million, or 22.1%, due to decreased severance costs, decreased stock-based compensation, and lower payroll costs from lower ad sales, headcount reductions and pay rate reductions. Total production costs were up $0.2 million, or 0.6%, due to an increase in postage costs resulting from the January 2012 postage rate increase, an increase in offload printing costs due to an increase in heatset volumes, and an increase in newsprint prices, partially offset by a decrease in facility lease expense and newsprint expense related to a decline in volumes. Total general and administrative costs decreased $0.4 million, or 9.6%, due to decreased bad debt expense and lower credit card processing fees, partially offset by a legal accrual reduction in the second quarter of 2011. Depreciation and software amortization expense increased $0.5 million, or 38.6% due to writing off software related to various digital initiatives. Intangible asset amortization was flat compared to the prior year quarter.

Shoppers’ largest cost components are labor, postage and paper. Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues. Standard postage rates have increased in recent years, and increased again in April 2011 and January 2012. Shoppers’ postage rates increased by less than 1.0% as a result of the April 2011 rate increase, and increased by approximately 2.1% as a result of the January 2012 rate increase. These postage rate increases, and any additional future changes in postage rates will affect Shoppers’ distribution costs. The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access. At this point we do not believe the proposed changes will have a material impact on our Shoppers business. Newsprint prices have been increasing since the second half of 2010 and continued to increase in the second quarter of 2012, affecting Shoppers’ paper costs. Newsprint prices are expected to continue to increase slightly during the second half of 2012. Any future changes in newsprint prices will affect Shoppers’ production costs.

First Half 2012 vs. First Half 2011

Revenues

Shoppers revenues decreased $7.5 million, or 6.3%, in the first half of 2012 compared to the first half of 2011. These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business. The decrease in revenues was the result of decreased sales in established markets, including declines from most revenue categories. Shoppers’ revenues decreased from the real estate, services and restaurant sectors and increased from the automotive, communications and consumer spending sectors.

Operating Expenses

Shoppers operating expenses were $277.8 million in the first half of 2012, compared to $119.4 million in the first half of 2011. This $158.4 million year over year increase was primarily a result of the impairment loss discussed above. Excluding this impairment loss, operating expenses decreased $7.0 million, or 5.8%, compared to the first half of 2011. Total labor costs decreased $7.8 million, or 18.8%, due to decreased severance costs, decreased stock-based compensation, and lower payroll costs from lower ad sales, headcount reductions and pay rate reductions. Total production costs were up $0.2 million, or 0.3%, due to an increase in postage costs resulting from the April 2011 and January 2012 postage rate increases and increased newsprint prices, partially offset by a decrease in facility lease expense. Total general and administrative costs increased $0.2 million, or 2.5%, due to legal accrual reductions in the first half of 2011 and increased bad debt expense, partially offset by lower workers compensation costs and lower credit card processing fees. Depreciation and software amortization expense increased $0.5 million, or 19.4%, due to writing off software related to various digital initiatives. Intangible asset amortization was flat compared to the prior year quarter.

General Corporate Expense

General corporate expense increased $0.6 million, or 22.5%, in the second quarter of 2012 compared to the second quarter of 2011. General corporate expense increased $0.6 million, or 11.1%, in the first half of 2012 compared to the first half of 2011. These increases are attributable to increased pension expense resulting from an increase in the projected pension benefit obligation due to a lower discount rate.

Interest Expense

Interest expense increased $0.3 million, or 40.5%, in the second quarter of 2012 and $0.6 million, or 50.5%, in the first half of 2012 compared to the same periods in 2011. This increase was due to a higher interest rate spread on our debt as a result of the 2011 Term Loan Facility, which replaced the 2006 Term Loan Facility in August 2011. See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Interest Income

Interest income decreased slightly in the second quarter of 2012 and $0.1 million, or 56.6%, in the first half of 2012 compared to the same periods in 2011. These descreases were due to lower average balances and lower returns on invested cash and cash equivalents in the first half of 2012.

Other Income and Expense

Other expense, net, decreased $0.1 million, or 14.8%, in the second quarter of 2012 compared to the second quarter of 2011 due to a decrease in fixed asset losses. Other expense, net, decreased $0.1 million, or 5.1% in the first half of 2012 compared to the first half of 2011 due to a decrease in fixed asset losses, partially offset by an increase in net foreign currency transaction losses.

Income Taxes

Our second quarter 2012 income tax benefit of $44.2 million resulted in an effective income tax rate of 28.7%. Our first half 2012 income tax benefit of $39.7 million resulted in an effective income tax rate of 27.8%. Both of these periods reflect the $165.3 million impairment charge that resulted in a $48.7 million tax benefit. Excluding the net impact of the impairment charge, our second quarter 2012 income tax expense would have been $4.4 million with an effective income tax rate of 38.9%, and the first half 2012 income tax expense would have been $8.9 million with an effective income tax rate of 39.4%.

Our second quarter 2011 income tax expense was $6.1 million with an effective income tax rate of 39.2%, and the first half 2011 income tax expense was $11.3 million with an effective income tax rate of 39.4%.

Economic Climate and Impact on our Financial Statements

The current economic climate in California and Florida has had a negative impact on our Shoppers’ operations and cash flows for the three months and six months ended June 30, 2012, and our financial position at June 30, 2012. This impact is reflected in Shoppers’ financial results, including the $165.3 million impairment charge related to goodwill and other intangible assets recorded in the second quarter of 2012. We cannot predict the strength or duration of the current difficult economic environment in California and Florida, or the timing or magnitude of any subsequent improvement. If the economic climate and markets we serve fail to improve, we may record additional charges, including charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2012, cash and cash equivalents were $34.4 million, decreasing $52.4 million from cash and cash equivalents of $86.8 million at December 31, 2011. This net decrease was a result of net cash provided by operating activities of $26.6 million, net cash used in investing activities of $5.6 million and net cash used in financing activities of $73.3 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 was $26.6 million, compared to $18.0 million for the six months ended June 30, 2011. The $8.6 million year-over-year increase was primarily attributable to changes within working capital assets and liabilities, partially offset by a decrease in net income (excluding impairment charges).

For the six months ended June 30, 2012, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to collection of the December 31, 2011 receivables as well as higher revenues in the fourth quarter of 2011 compared to the second quarter of 2012. Days sales outstanding of approximately 60 days at June 30, 2012 decreased from 64 days at December 31, 2011 and 63 days at June 30, 2011;

•	A decrease in inventory due to purchasing and holding higher levels of newsprint inventory in prior periods in advance of increases in newsprint prices;

•	An increase in prepaid expenses and other current assets due to timing of payments;

•	A decrease in accounts payable due to higher overall operating expenses (excluding impairment charges) in the fourth quarter of 2011 than in the second quarter of 2012;

•	A decrease in accrued payroll and related expenses due to the payment of 2011 incentive compensation;

•	A decrease in customer deposits, unearned revenue and other current liabilities due to timing of receipts; and

•	A decrease in income taxes payable due to the timing of payments.

Investing Activities

Net cash used in investing activities was $5.6 million for the six months ended June 30, 2012, compared to $11.3 million for the six months ended June 30, 2011. The $5.7 million decrease is the result of lower capital spending in the first six months of 2012 compared to the first six months of 2011.

Financing Activities

Net cash used in financing activities was $73.3 million for the six months ended June 30, 2012 compared to $45.2 million for the three months ended June 30, 2011. The $28.1 million increase is primarily due to a $35.6 million increase in debt repayments in the first half of 2012 compared to the first half of 2011, as a result of retiring the 2008 Term Loan Facility in March 2012. This increase was partially offset by $8.4 million spent repurchasing the Company’s stock in the first half of 2011.

Credit Facilities

On March 7, 2008, we entered into a four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent. The 2008 Term Loan Facility matured on March 7, 2012, at which time we paid the remaining outstanding principal of $60.0 million using cash on hand.

On August 12, 2010, we entered into a new three-year $70 million revolving credit facility, which includes a $25 million accordion feature, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent. The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility. The 2010 Revolving Credit Facility matures on August 12, 2013. For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate (as defined in the 2010 Revolving Credit Facility) for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio (as defined in the 2010 Revolving Credit Facility) then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the LIBOR rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum. There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility. The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect. In addition, there is a letter of credit fee with respect to outstanding letters of credit. That fee is calculated by applying a rate equal to the spread applicable to LIBOR based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit. We may elect to prepay any amounts drawn on the 2010 Revolving Credit Facility at any time. At June 30, 2012, we did not have any outstanding amounts drawn against our 2010 Revolving Credit Facility. At June 30, 2012, we had letters of credit totaling $10.1 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $59.9 million.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent. The 2011 Term Loan Facility matures on August 16, 2016. For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect. We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties. At June 30, 2012, we had $116.4 million outstanding under the 2011 Term Loan Facility.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. Our material domestic subsidiaries have guaranteed the performance of Harte-Hanks under our credit facilities. As of June 30, 2012, we were in compliance with all of the covenants of our credit facilities.

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

As of June 30, 2012, we had $59.9 million of unused borrowing capacity under our 2010 Revolving Credit Facility and a cash balance of $34.4 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate. A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.25% at June 30, 2012). The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016. At June 30, 2012, our debt balance related to the 2011 Term Loan Facility was $116.4 million. The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013. At June 30, 2012, we did not have any debt outstanding under the 2010 Revolving Credit Facility.

Assuming the actual level of borrowings throughout the second quarter and first half of 2012, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the first quarter and second half of 2012 would have changed by approximately $0.2 million and $0.4 million, respectively. Due to our overall debt level and cash balance at June 30, 2012, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income. Transactions such as these amounted to $0.1 million and $0.5 million in pre-tax currency transaction losses in the second quarter and first half of 2012, respectively. At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2012, we did not purchase any shares of our stock through our stock repurchase program that was publicly announced in January 1997. Under this program, from which shares can be purchased in the open market or through privately negotiated transactions, our Board of Directors has authorized the repurchase of up to 74,400,000 shares of our outstanding common stock. As of June  30, 2012, we had repurchased a total of 64,924,509 shares at an average price of $18.67 per share under this program.

Item 6. Exhibits

See Index to Exhibits on Page 33.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE-HANKS, INC.

August 8, 2012	/s/ Larry Franklin
Date	Larry Franklin
President and Chief Executive Officer

August 8, 2012	/s/ Douglas Shepard
Date	Douglas Shepard
Executive Vice President and
Chief Financial Officer

August 8, 2012	/s/ Jessica Huff
Date	Jessica Huff
Vice President, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document

*	Filed or furnished herewith