Form 10-Q
period 2012-09-30
HARTE HANKS INC
filed 2012-11-06
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 15, 2012 was 62,773,058 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2012

Item 1.  Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Assets
Current assets
Cash and cash equivalents	$35,815	$86,778
Accounts receivable (less allowance for doubtful accounts of $3,046 at September 30, 2012 and $3,346 at December 31, 2011)	140,089	156,396
Inventory	6,140	7,110
Prepaid expenses	8,701	8,955
Current deferred income tax asset	7,652	9,590
Other current assets	7,119	6,688
Total current assets	205,516	275,517
Property, plant and equipment (less accumulated depreciation of $235,106 at September 30, 2012 and $231,221 at December 31, 2011)	63,535	71,583
Goodwill	408,715	565,651
Other intangible assets (less accumulated amortization of $9,622 at September 30, 2012 and $15,741 at December 31, 2011)	5,978	14,989
Other assets	4,789	4,774
Total assets	$688,533	$932,514

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12,250	$69,188
Accounts payable	38,679	46,373
Accrued payroll and related expenses	15,596	22,227
Deferred revenue and customer advances	33,758	36,731
Income taxes payable	1,210	4,594
Customer postage deposits	14,121	15,759
Other current liabilities	10,219	10,197
Total current liabilities	125,833	205,069

Long-term debt	101,063	110,250
Other long-term liabilities (including deferred income taxes of $51,105 at September 30, 2012 and $92,448 at December 31, 2011)	122,798	170,840
Total liabilities	349,694	486,159

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,718,351 shares issued at September 30, 2012 and 118,487,455 shares issued at December 31, 2011	118,718	118,487
Additional paid-in capital	342,054	341,149
Retained earnings	1,165,999	1,276,266
Less treasury stock: 55,968,189 shares at cost at September 30, 2012 and 55,668,137 shares at cost at December 31, 2011	(1,246,153)	(1,244,224)
Accumulated other comprehensive loss	(41,779)	(45,323)
Total stockholders’ equity	338,839	446,355
Total liabilities and stockholders’ equity	$688,533	$932,514

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2012	2011

Operating revenues	$195,799	$212,788
Operating expenses
Labor	82,509	88,214
Production and distribution	76,230	81,295
Advertising, selling, general and administrative	15,904	17,439
Depreciation and software amortization	4,740	4,957
Intangible asset amortization	204	168
Total operating expenses	179,587	192,073
Operating income	16,212	20,715
Other expenses (income)
Interest expense	850	889
Interest income	(17)	(52)
Other, net	751	(540)
	1,584	297
Income before income taxes	14,628	20,418
Income tax expense	5,765	8,290
Net income	$8,863	$12,128

Basic earnings per common share	$0.14	$0.19

Weighted-average common shares outstanding	62,963	62,798

Diluted earnings per common share	$0.14	$0.19

Weighted-average common and common equivalent shares outstanding	63,205	63,059

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$900	$685
Foreign currency translation adjustments	871	(1,875)
Total other comprehensive income (loss), net of tax	1,771	(1,190)
Comprehensive income	$10,634	$10,938

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Operating revenues	$590,108	$626,141
Operating expenses
Labor	257,364	268,497
Production and distribution	225,861	240,087
Advertising, selling, general and administrative	48,636	50,120
Impairment of goodwill and other intangible assets	165,336	0
Depreciation and software amortization	15,821	15,270
Intangible asset amortization	611	587
Total operating expenses	713,629	574,561
Operating income (loss)	(123,521)	51,580
Other expenses (income)
Interest expense	2,749	2,151
Interest income	(76)	(188)
Other, net	1,809	575
	4,482	2,538
Income (loss) before income taxes	(128,003)	49,042
Income tax expense (benefit)	(33,954)	19,572
Net income (loss)	$(94,049)	$29,470

Basic earnings (loss) per common share	$(1.49)	$0.47

Weighted-average common shares outstanding	62,960	63,291

Diluted earnings (loss) per common share	$(1.49)	$0.46

Weighted-average common and common equivalent shares outstanding	62,960	63,669

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$2,702	$2,055
Foreign currency translation adjustments	842	(851)
Total other comprehensive income, net of tax	3,544	1,204
Comprehensive income (loss)	$(90,505)	$30,674

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities
Net income (loss)	$(94,049)	$29,470
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and other intangible assets	165,336	0
Depreciation and software amortization	15,821	15,270
Intangible asset amortization	611	587
Stock-based compensation	2,767	3,810
Excess tax benefits from stock-based compensation	(57)	(214)
Net pension payments	(370)	(358)
Deferred income taxes	(43,385)	10,272
Other, net	27	123
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	16,307	3,374
Decrease in inventory	970	367
Increase in prepaid expenses and other current assets	(177)	(70)
Decrease in accounts payable	(7,694)	(13,258)
Decrease in other accrued expenses and other current liabilities	(16,025)	(15,312)
Other, net	887	(223)
Net cash provided by operating activities	40,969	33,838

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(8,488)	(16,444)
Proceeds from sale of property, plant and equipment	5	59
Net cash used in investing activities	(8,483)	(16,385)

Cash Flows from Financing Activities
Repayment of borrowings	(66,125)	(8,032)
Debt refinancing costs	0	(782)
Issuance of common stock	637	697
Excess tax benefits from stock-based compensation	57	214
Purchase of treasury stock	(2,037)	(8,363)
Dividends paid	(16,218)	(15,312)
Net cash used in financing activities	(83,686)	(31,578)

Effect of exchange rate changes on cash and cash equivalents	237	(77)
Net decrease in cash and cash equivalents	(50,963)	(14,202)
Cash and cash equivalents at beginning of year	86,778	85,996
Cash and cash equivalents at end of period	$35,815	$71,794

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (in thousands, except per share amounts)

(2012 Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at December 31, 2010	118,296	336,795	1,252,438	(1,236,024)	(33,682)	437,823
Exercise of stock options and release of nonvested shares	191	522	0	(193)	0	520
Net tax effect of options exercised and release of nonvested shares	0	(959)	0	0	0	(959)
Stock-based compensation	0	4,988	0	0	0	4,988
Dividends paid ($0.320 per share)	0	0	(20,370)	0	0	(20,370)
Treasury stock issued	0	(197)	0	356	0	159
Purchase of treasury stock	0	0	0	(8,363)	0	(8,363)
Net income	0	0	44,198	0	0	44,198
Other comprehensive loss	0	0	0	0	(11,641)	(11,641)
Balance at December 31, 2011	118,487	341,149	1,276,266	(1,244,224)	(45,323)	446,355
Exercise of stock options and release of nonvested shares	231	406	0	(179)	0	458
Net tax effect of options exercised and release of nonvested shares	0	(2,081)	0	0	0	(2,081)
Stock-based compensation	0	2,767	0	0	0	2,767
Dividends paid ($0.255 per share)	0	0	(16,218)	0	0	(16,218)
Treasury stock issued	0	(187)	0	287	0	100
Purchase of treasury stock	0	0	0	(2,037)	0	(2,037)
Net loss	0	0	(94,049)	0	0	(94,049)
Other comprehensive income	0	0	0	0	3,544	3,544
Balance at September 30, 2012	$118,718	$342,054	$1,165,999	$(1,246,153)	$(41,779)	$338,839

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

In the Condensed Consolidated Balance Sheets, amounts related to postage advances from our Direct Marketing customers were previously included in the line item “Other current liabilities”.  These postage advances are now being disclosed as a separate line item titled “Customer postage deposits”.  Previously we had disclosed these postage advance amounts in our Notes to Unaudited Condensed Consolidated Financial Statements.

As used in this report, the terms “Harte-Hanks,” “we,” “us” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

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

In the third quarter of 2012, the Financial Accounting Standards Board (FASB) issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-12).  ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets.  An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired.  We plan to adopt ASU 2012-02 in the first quarter of 2013.  The adoption of ASU 2012-02 will not affect our operating results, cash flows or financial position.

Note C — Long-Term Debt

Our long-term debt obligations were as follows:

	September 30,	December 31,
In thousands	2012	2011
2008 Term Loan Facility, various interest rates based on LIBOR, due March 7, 2012	$0	$60,000
2010 Revolving Credit Facility, various interest rates based on LIBOR, due August 12, 2013 ($60.1 million capacity at September 30, 2012)	0	0
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.22% at September 30, 2012), due August 16, 2016	113,313	119,438
Total debt	113,313	179,438
Less current maturities	12,250	69,188
Total long-term debt	$101,063	$110,250

The carrying values and estimated fair values of our outstanding debt were as follows:

	September 30,		December 31,
	2012		2011
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value
Total debt	$113,313	$113,313	$179,438	$179,286

The estimated fair values were calculated using current rates provided to us by our bankers for debt of the same remaining maturity and characteristics.  These current rates are considered Level 2 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures, (ASC 820).

As of September 30, 2012, we were in compliance with all of the covenants of our credit facilities.

Note D - Income Taxes

Our third quarter 2012 income tax expense of $5.8 million resulted in an effective income tax rate of 39.4%.  Our income tax benefit of $34.0 million in the first nine months of 2012 resulted in an effective income tax rate of 26.5%.  Taxes in the first nine months of 2012 reflect a $165.3 million goodwill and other intangible assets impairment loss that resulted in a $48.7 million tax benefit.  That tax benefit is entirely reflected as a reduction to our deferred income tax liabilities.  The effective tax rate of this benefit of 29.4% was less than the federal statutory rate of 35%, primarily due to a portion of goodwill impairment that was not deductible, partially offset by the addition of state income taxes.  Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2012.

Harte-Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions.  For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2007.  For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2008.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income.  We had approximately $0.3 million of interest and penalties accrued at September 30, 2012.  We did not have a significant amount of interest or penalties accrued at December 31, 2011.

Note E — Stock-Based Compensation

We recognized $0.6 million and $1.0 million of stock-based compensation during the three months ended September 30, 2012 and 2011, respectively.  We recognized $2.8 million and $3.8 million of stock-based compensation during the nine months ended September 30, 2012 and 2011, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2012, consistent with the timing of previous annual grants.  In the third quarter of 2012 we issued a total of 340,000 additional stock options, with an exercise price of $7.25 per share, to various officers of the company.  All of these options were granted under the 2005 Omnibus Incentive Plan (2005 Plan).  These options become exercisable in 25% increments on the first, second, third and fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant.  The exercise price of these options is equal to the market value of the common stock on the date of grant.  Market value is defined by the 2005 Plan as the closing price on the previous trading day.

The fair value of each option granted in the third quarter of 2012 was estimated on the date of grant at $2.17 using the Black-Scholes option-pricing model.

We did not have any other significant stock-based compensation activity in the third quarter of 2012.

Note F - Fair Value of Financial Instruments

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values.  These instruments include cash and cash equivalents, accounts receivable and trade payables.  The fair value of our outstanding debt is disclosed in Note C, Long-Term Debt.  As discussed in Note K, Goodwill and Other Intangible Assets, in the second quarter of 2012, the fair value of our Shoppers unit was calculated in relation to a step-one impairment analysis, and the fair value of Shoppers’ PP&E, goodwill and other intangible assets were calculated in relation to a step-two impairment analysis.

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

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2012	2011

BASIC EPS
Net income	$8,863	$12,128

Weighted-average common shares outstanding used in earnings per share computations	62,963	62,798

Basic earnings per common share	$0.14	$0.19

DILUTED EPS
Net income	$8,863	$12,128

Shares used in diluted earnings per share computations	63,205	63,059

Diluted earnings per common share	$0.14	$0.19

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	62,963	62,798
Weighted-average common equivalent shares - dilutive effect of stock options and awards	242	261
Shares used in diluted earnings per share computations	63,205	63,059

4.8 million and 5.4 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2012 and 2011, respectively.  An insignificant number of anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2012.  0.3 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30 2011.

	Nine Months Ended September 30,
In thousands, except per share amounts	2012	2011

BASIC EPS
Net income (loss)	$(94,049)	$29,470

Weighted-average common shares outstanding used in earnings per share computations	62,960	63,291

Basic earnings (loss) per common share	$(1.49)	$0.47

DILUTED EPS
Net income (loss)	$(94,049)	$29,470

Shares used in diluted earnings per share computations	62,960	63,669

Diluted earnings (loss) per common share	$(1.49)	$0.46

Computation of shares used in earnings per share computations:
Weighted-average outstanding common shares	62,960	63,291
Weighted-average common equivalent shares - dilutive effect of stock options and awards	0	378
Shares used in diluted earnings per share computations	62,960	63,669

There are no dilutive shares for the nine months ended September 30, 2012 as the Company has a net loss for the period.  All 6.3 million outstanding market price options and 0.6 million outstanding non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation as they are considered anti-dilutive.

5.4 million anti-dilutive market price options and 0.3 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2011.

Note H — Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments — Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended September 30,
In thousands	2012	2011

Operating revenues
Direct Marketing	$140,993	$151,974
Shoppers	54,806	60,814
Total operating revenues	$195,799	$212,788

Operating income
Direct Marketing	$18,720	$20,514
Shoppers	614	3,085
Corporate Activities	(3,122)	(2,884)
Total operating income	$16,212	$20,715

Income before income taxes
Operating income	$16,212	$20,715
Interest expense	(850)	(889)
Interest income	17	52
Other, net	(751)	540
Total income before income taxes	$14,628	$20,418

	Nine Months Ended September 30,
In thousands	2012	2011

Operating revenues
Direct Marketing	$423,243	$445,776
Shoppers	166,865	180,365
Total operating revenues	$590,108	$626,141

Operating income (loss)
Direct Marketing	$50,951	$56,850
Shoppers	(165,131)	3,214
Corporate Activities	(9,341)	(8,484)
Total operating income (loss)	$(123,521)	$51,580

Income (loss) before income taxes
Operating income (loss)	$(123,521)	$51,580
Interest expense	(2,749)	(2,151)
Interest income	76	188
Other, net	(1,809)	(575)
Total income (loss) before income taxes	$(128,003)	$49,042

Note I — Components of Net Periodic Pension Benefit Cost

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands	2012	2011

Service cost	$117	$114
Interest cost	1,960	2,030
Expected return on plan assets	(1,683)	(1,756)
Amortization of prior service cost	1	12
Recognized actuarial loss	1,500	1,130
Net periodic benefit cost	$1,895	$1,530

	Nine Months Ended September 30,
In thousands	2012	2011

Service cost	$350	$343
Interest cost	5,881	6,089
Expected return on plan assets	(5,050)	(5,267)
Amortization of prior service cost	3	36
Recognized actuarial loss	4,500	3,389
Net periodic benefit cost	$5,684	$4,590

We made contributions to our funded, frozen pension plan of $2.7 million in the third quarter and $5.1 million in the first nine months of 2012.  We plan to make contributions to this pension plan of $1.0 million in the fourth quarter of 2012.  These contributions to our funded, frozen pension plan are being made in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2012 other than to the extent needed to cover benefit payments.  We expect benefit payments under this supplemental pension plan to total $0.3 million in the fourth quarter of 2012.

Note J — Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders.  Our comprehensive income was as follows:

	Three Months Ended September 30,
In thousands	2012	2011

Net income	$8,863	$12,128

Other comprehensive income:
Adjustment to pension liability	1,501	1,142
Tax expense	(601)	(457)
Adjustment to pension liability, net of tax	900	685
Foreign currency translation adjustment	871	(1,875)
Total other comprehensive income (loss)	1,771	(1,190)

Total comprehensive income	$10,634	$10,938

	Nine Months Ended September 30,
In thousands	2012	2011

Net income (loss)	$(94,049)	$29,470

Other comprehensive income (loss):
Adjustment to pension liability	4,503	3,425
Tax expense	(1,801)	(1,370)
Adjustment to pension liability, net of tax	2,702	2,055
Foreign currency translation adjustment	842	(851)
Total other comprehensive income	3,544	1,204

Total comprehensive income (loss)	$(90,505)	$30,674

Note K — Goodwill and Other Intangible Assets

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

During the second quarter of 2012, the poor economic conditions that the Company has experienced since the second half of 2007 in California and Florida continued.  These conditions were initially created by weakness in the real estate and associated financing markets and have spread and persist across virtually all categories.  Management sees little, if any, improvement in the California and Florida economies and the Company expects to have further challenges before performance improves.  In response, during the first half of 2012, the Company continued its efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring and the discontinuation of a number of unprofitable digital initiatives, including SaverTime and mobile apps.

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

The impairment analysis indicated that $156.9 million of goodwill and $8.4 million of other intangibles, relating to trade names and client relationships associated with the Tampa Flyer acquisition in April 2005, were impaired.  As a result, a total impairment charge of $165.3 million was recorded in the consolidated statements of comprehensive income in the second quarter of 2012.  The Company had not previously recorded impairments of either goodwill or other intangible assets.  Therefore the amount of impairments recorded in the second quarter of 2012 represents the cumulative amount of goodwill and other intangible asset impairment charges through September 30, 2012.

The changes in the carrying amount of goodwill are as follows:

	Direct
In thousands	Marketing	Shoppers	Total
Balance at December 31, 2011	$398,164	$167,487	$565,651
Purchase consideration	0	0	0
Impairment	0	(156,936)	(156,936)
Balance at September 30, 2012	$398,164	$10,551	$408,715

The changes in the carrying amount of other intangibles are as follows:

	Direct
In thousands	Marketing	Shoppers	Total
Balance at December 31, 2011	$5,504	$9,485	$14,989
Purchase consideration	0	0	0
Amortization	(184)	(427)	(611)
Impairment	0	(8,400)	(8,400)
Balance at September 30, 2012	$5,320	$658	$5,978

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

Note L — Litigation Contingencies

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements.  In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our third quarter 2012 earnings release issued on October 25, 2012.  The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

•                  fulfillment and contact centers; and

•                  lead generation.

Revenues from the Direct Marketing segment represented approximately 72% of our total revenues for the three months and nine months ended September 30, 2012.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications (based on weekly circulation and revenues).  Shoppers are weekly advertising publications delivered free by mail to households and businesses in a particular geographic area.  Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow.  Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution.  Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.  Our Shoppers segment also provides online advertising and other services through our websites, PennySaverUSA.com® and TheFlyer.com®, as well as business websites and search—engine marketing.  Our websites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites.  PowerSites are templated websites for our customers, optimized to help small and medium-sized business owners establish a web presence and improve their lead generation.  At September 30, 2012, we were publishing approximately 6,700 PowerSites weekly.

At September 30, 2012, our Shoppers publications were zoned into approximately 950 separate editions with total circulation of approximately 11.2 million shopper packages in California and Florida each week.  Our distribution products can be zoned even tighter, into approximately 2,400 subzones.  Shoppers are delivered in five major markets covering the greater Los Angeles market, the greater San Diego market, Northern California, South Florida and the greater Tampa market.

Revenues from the Shoppers segment represented approximately 28% of our total revenues for the three months and nine months ended September 30, 2012.

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

Our Shoppers operate in regional markets in California and Florida and are greatly affected by the strength of the state and local economies.  Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California and Florida in which we operate.  During the first nine months of 2012, the poor economic conditions that we have experienced since the second half of 2007 in California and Florida continued.  These conditions were initially created by weakness in the real estate and associated financing markets and have spread and persist across virtually all categories.  As a result of management’s evaluation of the Shoppers business, we recorded a $165.3 million impairment loss in the second quarter of 2012 related to Shoppers’ goodwill and other intangible assets.  We see little, if any, improvement in the California and Florida economies and we expect to have further challenges before our performance improves.  In response, during the first nine months of 2012, we continued our efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring and the discontinuance of a number of unprofitable digital initiatives, including SaverTime and mobile apps.  We continue to invest in online offerings, particularly our PowerSites, where we are seeing good revenue growth and are adding capabilities that provide value for our readers and advertisers, and in other profitable digital initiatives.  We believe the steps we are taking to improve overall efficiency, combined with our continued investments in digital initiatives, will improve our Shoppers performance in the long term.

Our principal operating expense items are labor, postage and transportation.

Results of Operations

Operating results were as follows:

In thousands, except	Three months ended			Nine months ended
per share amounts	September 30, 2012	September 30, 2011	Change	September 30, 2012	September 30, 2011	Change
Revenues	$195,799	$212,788	-8.0%	$590,108	$626,141	-5.8%
Operating expenses	179,587	192,073	-6.5%	713,629	574,561	24.2%
Operating income (loss)	$16,212	$20,715	-21.7%	$(123,521)	$51,580	-339.5%

Net income (loss)	$8,863	$12,128	-26.9%	$(94,049)	$29,470	-419.1%

Diluted earnings (loss) per share	$0.14	$0.19	-26.3%	$(1.49)	$0.46	-423.9%

3rd Quarter 2012 vs. 3rd Quarter 2011

Revenues

Consolidated revenues decreased 8.0%, to $195.8 million, due to decreased revenues of $11.0 million, or 7.2%, from our Direct Marketing segment and decreased revenues of $6.0 million, or 9.9%, from our Shoppers segment.  Direct Marketing results reflect the impact of a large, long standing retail customer which changed its marketing strategy to emphasize broadcast at the expense of direct mail.  Direct Marketing experienced decreased revenues from our pharmaceutical, high-tech, select and retail verticals, and increased revenues from our financial vertical compared to the prior year quarter.  Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business.  The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses decreased 6.5%, to $179.6 million, in the third quarter of 2012 compared to the third quarter of 2011.  This $12.5 million decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $9.2 million, or 7.0%, and decreased operating expenses of $3.5 million, or 6.1%, in Shoppers, partially offset by an increase in general corporate expense of $0.2 million, or 8.3%.  The decrease at Direct Marketing was primarily due to reductions in temporary labor, incentive compensation and headcount, all as a result of revenue performance, decreased mail supply chain costs resulting from decreased volumes, and decreased outsourced costs resulting from decreased outsourced volumes.  The decrease at Shoppers was due to lower payroll costs from lower ad sales and headcount reductions, decreases in newsprint and job paper expenses due to declines in volumes, decreased facility lease expense, decreased bad debt expense and lower credit card processing fees.  The overall decrease at Shoppers was partially offset by an increase in postage costs resulting from the January 2012 postage rate increase, an increase in outsourced costs due to increased outsourced volumes, and an increase in offload printing costs due to an increase in heatset volumes.

Net Income/Earnings Per Share

Net income decreased 26.9%, to $8.9 million, and diluted earnings per share decreased 26.3%, to $0.14 per share, in the third quarter of 2012 when compared to the third quarter of 2011.  The decrease in net income was a result of decreased operating income from both Direct Marketing and Shoppers and changes in net foreign currency transaction gains and losses.

First Nine Months 2012 vs. First Nine Months 2011

Revenues

Consolidated revenues decreased 5.8%, to $590.1 million, due to decreased revenues of $22.5 million, or 5.1%, from our Direct Marketing segment and decreased revenues of $13.5 million, or 7.5%, from our Shoppers segment.  Direct Marketing results reflect the impact of a large, long standing retail customer which changed its marketing strategy to emphasize broadcast at the expense of direct mail.  Direct Marketing experienced decreased revenues from all of our verticals, with the high-tech vertical representing the largest revenue decrease.  Shoppers revenue performance reflects the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business.  The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses were $713.6 million in the first nine months of 2012, compared to $574.6 million in the first nine months of 2011.  This $139.1 million year over year increase was a result of the impairment charges of $165.3 million discussed above.  Excluding this impairment loss, operating expenses decreased $26.3 million, or 4.6%, compared to the first nine months of 2011.  This $26.3 million decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $16.6 million, or 4.3%, and decreased operating expenses of $10.5 million, or 5.9%, in Shoppers (excluding the impairment charge), partially offset by an increase in general corporate expense of $0.9 million, or 10.1%.  The decrease at Direct Marketing was primarily due to decreased outsourced costs resulting from decreased outsourced volumes, decreased mail supply chain costs resulting from decreased volumes, and reductions in temporary labor, incentive compensation and headcount, all as a result of revenue performance.  The decrease at Shoppers was due to decreased severance costs, decreased stock-based compensation, lower payroll costs due to lower ad sales and headcount reductions, a decrease in facility lease expense, and lower credit card processing fees.  The overall decrease at Shoppers was partially offset by legal accrual reductions in the first half of 2011, an increase in postage costs due to the January 2012 postage rate increases, and the write-off of software related to various digital initiatives in the second quarter of 2012.

Net Income/Earnings Per Share

We recorded a net loss of $94.0 million, and diluted loss per share of $1.49, in the first nine months of 2012.  Excluding the impairment loss, net income and diluted earnings per share for first nine months of 2012 would have been $22.6 million and $0.36, respectively.  These results, excluding the impairment loss, compare to net income of $29.5 million, and diluted earnings per share of $0.46 in the first nine months of 2011.  The decrease in net income, excluding the impairment loss, is primarily a result of decreased operating income from both Direct

Marketing and Shoppers, changes in net foreign currency transaction gains and losses, and an increase in general corporate expense.

Direct Marketing

Direct Marketing operating results were as follows:

In thousands, except	Three months ended			Nine months ended
per share amounts	September 30, 2012	September 30, 2011	Change	September 30, 2012	September 30, 2011	Change

Revenues	$140,993	$151,974	-7.2%	$423,243	$445,776	-5.1%
Operating expenses	122,273	131,460	-7.0%	372,292	388,926	-4.3%
Operating income	$18,720	$20,514	-8.7%	$50,951	$56,850	-10.4%

3rd Quarter 2012 vs. 3rd Quarter 2011

Revenues

Direct Marketing revenues decreased $11.0 million, or 7.2%, in the third quarter of 2012 compared to the third quarter of 2011.  Direct Marketing results reflect the impact of a large, long standing retail customer which changed its marketing strategy to emphasize broadcast at the expense of direct mail.  Revenues from our pharmaceutical vertical decreased 16% compared to the third quarter of 2011.  Our high-tech vertical experienced a 12% revenue decline, our select vertical declined 9%, and our retail vertical declined 4%.  Our financial vertical increased 5% compared to the prior year quarter.  Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

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

Operating Expenses

Operating expenses decreased $9.2 million, or 7.0%, in the third quarter of 2012 compared to the third quarter of 2011.  Labor costs decreased $3.9 million, or 5.6%, primarily due to a reduction in temporary labor, incentive compensation and headcount, all as a result of revenue performance, partially offset by an increase in severance costs.  Production and distribution costs decreased $5.1 million, or 10.6%, due to decreased mail supply chain costs resulting from decreased volumes, and decreased outsourced costs resulting from decreased outsourced volumes.  General and administrative expense decreased $0.4 million, or 3.5%, due primarily to decreases in promotion expense and bad debt expense, partially offset by an increase in professional services.  Depreciation and software amortization expense increased $0.1 million, or 2.4%, due to increased capital expenditures in 2011.  Intangible asset amortization was up slightly.

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

First Nine Months 2012 vs. Nine Months 2011

Revenues

Direct Marketing revenues decreased $22.5 million, or 5.1%, in the first nine months of 2012 compared to the first nine months of 2011.  Direct Marketing results reflect the impact of a large, long standing retail customer which changed its marketing strategy to emphasize broadcast at the expense of direct mail.  Revenues from our pharmaceutical vertical decreased 10% compared to the first nine months of 2011.  Our high-tech vertical declined 8%, our financial vertical declined 6%, our select vertical declined 3% and our retail vertical declined 2%.

Operating Expenses

Operating expenses decreased $16.6 million, or 4.3%, in the first nine months of 2012 compared to the first nine months of 2011.  Labor costs decreased $2.1 million, or 1.0%, primarily due to reductions in temporary labor, incentive compensation and headcount, all as a result of revenue performance.  This increase was partially offset by costs related to the departure of our Direct Marketing President.  Production and distribution costs decreased $14.4 million, or 10.4%, due to decreased outsourced costs resulting from decreased outsourced volumes, decreased mail supply chain costs resulting from decreased volumes, and lower facility lease costs.  General and administrative expense decreased $0.5 million, or 1.4%, due primarily to decreases in promotion expense and facilities costs, partially offset by increases in travel, employee recruiting, professional services and royalties.  Depreciation and software amortization expense increased $0.4 million, or 3.1%, due to increased capital expenditures in 2011.  Intangible asset amortization increased slightly.

Shoppers

In thousands, except	Three months ended			Nine months ended
per share amounts	September 30, 2012	September 30, 2011	Change	September 30, 2012	September 30, 2011	Change

Revenues	$54,806	$60,814	-9.9%	$166,865	$180,365	-7.5%
Operating expenses	54,192	57,729	-6.1%	331,996	177,151	87.4%
Operating income (loss)	$614	$3,085	-80.1%	$(165,131)	$3,214	-5,237.9%

3rd Quarter 2012 vs. 3rd Quarter 2011

Revenues

Shoppers revenues decreased $6.0 million, or 9.9%, in the third quarter of 2012 compared to the third quarter of 2011.  These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business.  The decrease in revenues was the result of decreased sales in established markets, including declines from most revenue categories.  Revenues from in-book advertising decreased at a higher rate than revenues from distribution products.  At September 30, 2012, our Shoppers circulation reached approximately 11.2 million addresses each week.  While we have not made any significant changes to our circulation in the last several years, we continue to evaluate all of our circulation performance and may make circulation reductions in the future as part of our efforts to address the difficult economic conditions in California and Florida.

Future revenue performance will depend on, among other factors, the overall strength of the California and Florida economies, as well as how successful we are at maintaining and growing business with existing clients,  and acquiring new clients.

Operating Expenses

Shoppers operating expenses decreased $3.5 million, or 6.1%, in the third quarter of 2012 compared to the third quarter of 2011.  Total labor costs decreased $2.0 million, or 11.5%, due to lower payroll costs from lower ad sales, headcount reductions and pay rate reductions.  Total production costs were flat compared to the prior year quarter, due to an increase in postage costs resulting from the January 2012 postage rate increase, an increase in outsourced costs due to increased outsourced volumes, and an increase in offload printing costs due to an increase in heatset volumes, offset by decreases in newsprint and job paper expenses due to declines in volumes, and a decrease in facility lease expense.  Total general and administrative costs decreased $1.2 million, or 24.3%, due to decreased bad debt expense and lower credit card processing fees.  Depreciation and software amortization expense decreased $0.3 million, or 23.2% due to writing off software related to various digital initiatives in the second quarter of 2012.  Intangible asset amortization was flat compared to the prior year quarter.

Shoppers’ largest cost components are labor, postage and paper.  Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues.  Standard postage rates have increased in recent years, most recently in April 2011 and January 2012.  Shoppers’ postage rates increased by less than 1.0% as a result of the April 2011 rate increase, and increased by approximately 2.1% as a result of the January 2012 rate increase.  We believe the next postal rate increase will occur in January of 2013 and will increase Shoppers’ postage rates by approximately 2.8%.  This anticipated postage rate increase, and any additional future changes in postage rates will affect Shoppers’ distribution costs.  The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access.  At this point we do not believe the proposed changes will have a material impact on our Shoppers business.  Newsprint prices increased steadily over the last two years before leveling off in the third quarter of 2012.  Newsprint prices are expected to continue to remain at the current rates during the fourth quarter of 2012 and throughout 2013.  Any future changes in newsprint prices will affect Shoppers’ production costs.

First Nine Months 2012 vs. First Nine Months 2011

Revenues

Shoppers revenues decreased $13.5 million, or 7.5%, in the first nine months of 2012 compared to the first nine months of 2011.  These results reflect the continued impact that the difficult economic environments in California and Florida are having on our Shoppers business.  The decrease in revenues was the result of decreased sales in established markets, including declines from most revenue categories.  Revenues from in-book advertising decreased at a higher rate than revenues from distribution products.

Operating Expenses

Shoppers operating expenses were $332.0 million in the first nine months of 2012, compared to $177.2 million in the first nine months of 2011.  This $154.8 million year over year increase was primarily a result of the impairment loss in the second quarter of 2012 discussed above.  Excluding this impairment loss, operating expenses decreased $10.5 million, or 5.9%, compared to the first nine months of 2011.  Total labor costs decreased $9.9 million, or 16.7%, due to decreased severance costs, decreased stock-based compensation, and lower payroll costs from lower ad sales, headcount reductions and pay rate reductions.  Total production costs were up $0.2 million, or 0.2%, due to an increase in postage costs resulting from the January 2012 postage rate increase, partially offset by a decrease in facility lease expense and decreases in newsprint and job paper expenses due to declines in volumes.  Total general and administrative costs decreased $1.0 million, or 8.2%, due to lower credit card processing fees and lower workers’ compensation costs, partially offset by legal accrual reductions in the first half of 2011.  Depreciation and software amortization expense increased $0.2 million, or 5.0%, due to writing off software related to various digital initiatives in the second quarter of 2012.  Intangible asset amortization was flat compared to the prior year.

General Corporate Expense

General corporate expense increased $0.2 million, or 8.3%, in the third quarter of 2012 compared to the third quarter of 2011.  General corporate expense increased $0.9 million, or 10.1%, in the first nine months of 2012 compared to the first nine months of 2011.  These increases are attributable to increased pension expense resulting from an increase in the projected pension benefit obligation due to a lower discount rate.

Interest Expense

Interest expense decreased slightly in the third quarter of 2012 compared to the third quarter of 2012 due to a lower average debt balance in the third quarter of 2012.  Interest expense increased $0.6 million, or 27.8%, in the first nine months of 2012 compared to the first nine months of 2011 due to a higher interest rate spread on our debt as a result of the 2011 Term Loan Facility, which replaced the 2006 Term Loan Facility in August 2011.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Interest Income

Interest income decreased slightly in the third quarter of 2012 and $0.1 million, or 59.6%, in the first nine months of 2012 compared to the same periods in 2011.  These decreases were due to lower average balances and lower returns on invested cash and cash equivalents in the first nine months of 2012.

Other Income and Expense

Other expense, net, was $0.8 million in the third quarter of 2012 compared to other income, net of $0.5 million in the third quarter of 2011.  Other expense, net, increased $1.2 million, or 214.6%, in the first nine months of 2012 compared to the first nine months of 2011.  The variances in both the third quarter and nine month periods are due to changes in net foreign currency transaction gains and losses.

Income Taxes

Income tax expense decreased $2.5 million in the third quarter of 2012 compared to the third quarter of 2011.  Our effective tax rate was 39.4% for the third quarter of 2012, decreasing from 40.6% for the third quarter of 2011.  The decrease in the effective tax rate is primarily due to a reduction in tax accruals related to certain foreign subsidiaries, partially offset by a decrease in available tax credits.

Our income tax benefit of $34.0 million for the first nine months of 2012 resulted in an effective income tax rate of 26.5%.  The income tax benefit for the first nine months of 2012 reflects the $165.3 million impairment charge that resulted in a $48.7 million tax benefit in the second quarter of 2012.  Excluding the net impact of the impairment charge, our income tax expense for the first nine months of 2012 would have been $14.7 million with an effective income tax rate of 39.4%.  Our income tax expense was $19.6 million with an effective income tax rate of 39.9% for the first nine months of 2011.

Economic Climate and Impact on our Financial Statements

The economic climate in California and Florida had a negative impact on our Shoppers’ operations and cash flows for the three months and nine months ended September 30, 2012, and our financial position at September 30, 2012.  This impact is reflected in Shoppers’ financial results, including the $165.3 million impairment charge related to goodwill and other intangible assets recorded in the second quarter of 2012.  We cannot predict the duration of the current difficult economic environment in California and Florida, or the timing or magnitude of any subsequent improvement.  If the economic climate and markets we serve fail to improve, we may record additional charges, including charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2012, cash and cash equivalents were $35.8 million, decreasing $51.0 million from cash and cash equivalents of $86.8 million at December 31, 2011.  This net decrease was a result of net cash provided by operating activities of $41.0 million, net cash used in investing activities of $8.5 million, net cash used in financing activities of $83.7 million and the effect of exchange rate change of $0.2 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $41.0 million, compared to $33.8 million for the nine months ended September 30, 2011.  The $7.1 million year-over-year increase was primarily attributable to changes within working capital assets and liabilities, partially offset by a decrease in net income (excluding impairment charges).

For the nine months ended September 30, 2012, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•                  A decrease in accounts receivable attributable to collection of the December 31, 2011 receivables as well as higher revenues in the fourth quarter of 2011 compared to the third quarter of 2012.  Days sales outstanding were approximately 66 days at September 30, 2012, which increased from 64 days at December 31, 2011 and September 30, 2011;

•                  A decrease in inventory due to purchasing and holding higher levels of newsprint inventory in prior periods in advance of increases in newsprint prices;

•                  An increase in prepaid expenses and other current assets due to timing of payments;

•                  A decrease in accounts payable due to higher overall operating expenses (excluding impairment charges) in the fourth quarter of 2011 than in the third quarter of 2012;

•                  A decrease in accrued payroll and related expenses due to the payment of 2011 incentive compensation;

•                  A decrease in deferred revenue and customer advances due to timing of receipts;

•                  A decrease in customer postage deposits due to timing of receipts and lower mail volumes; and

•                  A decrease in income taxes payable due to the timing of payments.

Investing Activities

Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2012, compared to $16.4 million for the nine months ended September 30, 2011.  The $7.9 million decrease is the result of lower capital spending in the first nine months of 2012 compared to the first nine months of 2011.

Financing Activities

Net cash used in financing activities was $83.7 million for the nine months ended September 30, 2012 compared to $31.6 million for the nine months ended September 30, 2011.  The $52.1 million increase is primarily due to a $58.1 million increase in net debt repayments in the first nine months of 2012 compared to the first nine months of 2011, as a result of retiring the 2008 Term Loan Facility in March 2012.  This increase was partially offset by spending $6.3 million more repurchasing the Company’s stock in the first nine months of 2011 compared to the first nine months of 2012.

Credit Facilities

On March 7, 2008, we entered into a four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent.  The 2008 Term Loan Facility matured on March 7, 2012, at which time we paid the remaining outstanding principal of $60.0 million using cash on hand.

On August 12, 2010, we entered into a new three-year $70 million revolving credit facility, which includes a $25 million accordion feature, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent.  The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility.  The 2010 Revolving Credit Facility matures on August 12, 2013.  For each borrowing under the 2010 Revolving Credit

Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate (as defined in the 2010 Revolving Credit Facility) for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio (as defined in the 2010 Revolving Credit Facility) then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the LIBOR rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum.  There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility.  The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect.  In addition, there is a letter of credit fee with respect to outstanding letters of credit.  That fee is calculated by applying a rate equal to the spread applicable to LIBOR based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.  We may elect to prepay any amounts drawn on the 2010 Revolving Credit Facility at any time.  At September 30, 2012, we did not have any outstanding amounts drawn against our 2010 Revolving Credit Facility.  At September 30, 2012, we had letters of credit totaling $9.9 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $60.1 million.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent.  The 2011 Term Loan Facility matures on August 16, 2016.  For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect.  We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.  At September 30, 2012, we had $113.3 million outstanding under the 2011 Term Loan Facility.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte-Hanks under our credit facilities.  As of September 30, 2012, we were in compliance with all of the covenants of our credit facilities.

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

As of September 30, 2012, we had $60.1 million of unused borrowing capacity under our 2010 Revolving Credit Facility (which matures on August 12, 2013) and a cash balance of $35.8 million.  Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months.  Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate.  A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

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

We are exposed to market risk for changes in interest rates related to our credit facilities.  Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.22% at September 30, 2012).  The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At September 30, 2012, our debt balance related to the 2011 Term Loan Facility was $113.3 million.  The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013.  At September 30, 2012, we did not have any debt outstanding under the 2010 Revolving Credit Facility.

Assuming the actual level of borrowings throughout the third quarter and first nine months of 2012, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the third quarter and first nine months of 2012 would have changed by approximately $0.2 million and $0.6 million, respectively.  Due to our overall debt level and cash balance at September 30, 2012, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries.  Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real.  We monitor these risks throughout the normal course of business.  The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies.  Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income.  Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings.  A smaller portion of our transactions are denominated in currencies other than the respective local currencies.  For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars.  Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction.  Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income.  Transactions such as these amounted to $0.4 million and $0.9 million in pre-tax currency transaction losses in the third quarter and first nine months of 2012, respectively.  At this time we have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.  It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the third quarter of 2012:

			Total Number	Maximum
			of Shares	Dollar
	Total	Average	Purchased	Amount that
	Number of	Price	as Part of	May Yet Be
	Shares	Paid per	a Publicly	Spent Under
Period	Purchased(2)	Share	Announced Plan(1)	the Plan
July 1 — 31, 2012	0	$0	0	$0
August 1 — 31, 2012	155,738	$6.99	155,738	$8,911,142
September 1 — 30, 2012	135,000	$7.02	135,000	$7,963,194
Total	290,738	$7.01	290,738

(1)  During the third quarter of 2012, we purchased 290,738 shares of our common stock through our stock repurchase program that was publicly announced in August 2012.  Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  As of September 30, 2012, we have repurchased 290,738 shares and spent $2.0 million under this authorization.  Through September 30, 2012, we had repurchased a total of 65,215,247 shares at an average price of $18.62 per share under this program and previously announced programs.

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

HARTE-HANKS, INC.

November 6, 2012	/s/ Larry Franklin
Date	Larry Franklin
President and Chief Executive Officer

November 6, 2012	/s/ Douglas Shepard
Date	Douglas Shepard
Executive Vice President and
Chief Financial Officer

November 6, 2012	/s/ Jessica Huff
Date	Jessica Huff
Vice President, Finance and
Chief Accounting Officer