Form 10-K
period 2012-12-31
HARTE HANKS INC
filed 2013-03-13
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($9.14) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012), was approximately $437,258,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2013 was 62,395,489 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the Company’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

Harte-Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2012

PART I

ITEM 1.     BUSINESS

INTRODUCTION

Harte-Hanks, Inc. (Harte-Hanks) is a worldwide direct and targeted marketing company that provides multichannel direct and digital marketing services and shopper advertising opportunities to a wide range of local, regional, national and international consumer and business-to-business marketers.  We manage our operations through two operating segments:  Direct Marketing, which operates both nationally and internationally, and Shoppers, which operates in certain California markets.

Virtually all for-profit organizations, as well as many non-profit organizations, rely on marketing to generate revenues and publicity.  Many businesses have a chief-level executive responsible for marketing who is charged with combining data, technology, channels and resources to demonstrate a return on marketing investment.  This has led many businesses to use direct and targeted marketing, which offer accountability and measurability of marketing programs, allowing customer insight to be leveraged to create and accelerate value.  Direct Marketing, which represented 76% of our total revenues in 2012, is a leader in the movement toward highly targeted, multichannel marketing.  Our Shoppers business applies geographic targeting principles, providing approximately 780 zones for local marketing.

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

•                  Agency & Digital Services.  The Agency Inside Harte-Hanks® and Mason Zimbler® are full-service, customer engagement agencies specializing in direct and digital communications for both consumer and business-to-business markets. With strategy, creative and implementation services, we help marketers within targeted industries understand, identify, and engage prospects and customers in their channel of choice.  Our digital solutions integrate online services within the marketing mix and include:  website development and design, digital strategy, social media marketing and monitoring, email marketing, ecommerce and interactive relationship management and a host of other services that support our core businesses.

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

•                  Trillium Software® Data Quality and Service Solutions.  Our proprietary software has helped global customers more effectively analyze, enrich, cleanse and report on their product, financial and customer data as part of master data management, data governance, CRM, data warehousing and integration initiatives.  With industry-leading Trillium Software System®, Global Locator geocoding product, and associated data governance services, business users can optimize data-based business processes and transactions, realize efficiencies, and enhance the accuracy of their master set of data-improving program results.

•                  Business-to-Business Lead Generation.  Our technology marketing solutions provide business-to-business lead generations through our CI Technology Database® and Aberdeen Group®. Our CI Technology Database tracks technology installations, business demographics and over 5 million key decision makers at more than 4.5 million business locations in 25 countries in North America, Latin America, Europe and China.  Our clients use the data to gain insight into their prospect’s and client’s technology buying cycles. Our Aberdeen Group is a provider of fact-based research to identify and educate technology buyers across numerous industries and product categories.  Leading technology providers use Aberdeen’s proprietary research content for use in their demand creation programs, online marketing campaigns and Web-based sales and marketing tools.

•                  Direct Mail and Fulfillment.  As a full-service direct marketing provider and one of the largest mailing partners of the United States Postal Service (USPS®), our operational mandate is to ensure creativity and quality, provide an understanding of the options available in technologies and segmentation strategies and capitalize on economies of scale with our variety of execution options.  Our services include digital printing, print on demand, advanced mail optimization, logistics and transportation optimization, tracking (including our proprietary prEtrak® solution), commingling, shrink wrapping and specialized mailings.  We also maintain fulfillment centers throughout the United States where we provide custom kitting services, print on demand, product recalls and freight optimization allowing our customers to distribute literature and other marketing materials.  With facilities strategically placed nationwide, we are among the largest solo mailers in the country other than the U.S. government.

•                  Contact Centers.  We operate teleservice workstations around the globe providing advanced contact center solutions such as: speech, chat, integrated voice response, email, social cloud monitoring and web self-service.  We provide both inbound and outbound contact center services and support many languages with our strategically placed global locations for both consumer and business-to-business markets.

Many of our client relationships start with an offering from the list above on an individual solution basis to the client or a combination of our offerings from across our portfolio of businesses.  Multichannel marketing is communicating through different marketing solutions or channels, such as email, mobile devices, mail, radio, television, computer, and newspaper, in an integrated form to reach a consumer so it is easy for a consumer to buy in whatever manner the consumer chooses.

In 2012, 2011 and 2010, Harte-Hanks Direct Marketing had revenues of $581.1 million, $614.3 million, and $601.3 million, respectively, which accounted for approximately 76%, 76%, and 73% of our total revenues, respectively.

Customers

Direct marketing services are marketed to specific industries or markets with services and software products tailored to each industry or market.  We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications.  We currently provide direct marketing services primarily to the retail, high-tech/telecom, financial services and pharmaceutical/healthcare vertical markets, in addition to a range of selected markets.  The largest Direct Marketing client (measured in revenue) comprised 6% of total Direct Marketing revenues in 2012 and 5% of our total revenues in 2012.  The largest 25 clients in terms of revenue comprised 42% of total Direct Marketing revenues in 2012 and 32% of our total revenues in 2012.

Sales and Marketing

Our enterprise sales force is organized around the five verticals we service: retail, high-tech/telecom, financial services, pharmaceutical/healthcare, and a wide range of selected markets.  The enterprise sales force sells a variety of solutions and services to address client’s targeted marketing needs.  We also maintain solution-specific sales forces and sales groups to sell our individual products and solutions.  Our sales forces, with industry-specific knowledge and experience, emphasize the cross-selling of a full range of direct marketing services and are supported by employees in each sector assigned to specific clients.  We rely on our enterprise and solution sellers to primarily sell our products and services to new clients and task our employees supporting existing clients to expand our client relationship through additional solutions and products.

Direct Marketing Facilities

Direct marketing services are provided at the following facilities, all of which are leased except as otherwise noted:

National Offices

Austin, Texas
Baltimore, Maryland
Billerica, Massachusetts
Boston, Massachusetts
Cincinnati, Ohio
Deerfield Beach, Florida
East Bridgewater, Massachusetts
Fort Worth, Texas
Fullerton, California
Grand Prairie, Texas
Jacksonville, Florida
Maitland, Florida
Langhorne, Pennsylvania
Linthicum Heights, Maryland
New York, New York
Ontario, California
San Diego, California
Shawnee, Kansas
Texarkana, Texas
Wilkes-Barre, Pennsylvania
Yardley, Pennsylvania

International Offices

Boeblingen, Germany
Bristol, United Kingdom
Frankfurt, Germany
Hasselt, Belgium — owned site
Madrid, Spain
Manila, Philippines
Melbourne, Australia
São Paulo, Brazil
Sydney, Australia
Theale, United Kingdom
Uxbridge, United Kingdom
Versailles, France

Competition

Our Direct Marketing business faces competition in all of its offerings and within each of its vertical markets.  Direct marketing is a dynamic business, subject to rapid technological change, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services and an evolving competitive landscape.  Our competition comes from numerous local, national and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships and marketing expenditures.  Competitive factors in our industry include the quality and scope of services, technical and strategic expertise, the perceived value of the services provided, reputation and brand recognition.  We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general.  Failure to continually improve our current processes, advance and upgrade our technology applications, and to develop new products and services in a timely and cost-effective manner, could result in the loss of our clients or prospective clients to current or future competitors.  In addition, failure to gain market acceptance of new products and services could adversely affect our growth.  Although we believe that our capabilities and breadth of services, combined with our national and worldwide production capability, industry focus and ability to offer a broad range of integrated services, enable us to compete effectively, our business results may be adversely impacted by competition.  Please refer to Item 1A, “Risk Factors”, for additional information regarding risks related to competition.

Seasonality

Our Direct Marketing revenues tend to be higher in the fourth quarter than in other quarters during a given year.  This increased revenue is a result of overall increased marketing activity prior to and during the holiday season, primarily related to our retail vertical.

SHOPPERS

General

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues.  Shoppers are weekly advertising publications, 7 by 10 inches in size, distributed free by USPS saturation mail to households and businesses in a particular geographic area.  Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in its areas of distribution.  Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.  Our Shoppers segment also provides online advertising and other services through our website, PennySaverUSA.com®, as well as business websites and search—engine marketing.  Our websites serve as advertising portals, bringing buyers and sellers together through our online offerings, including local classifieds, business listings, coupons, special offers and PowerSites®.  PowerSites are templated web sites for our customers, optimized to help small and medium-sized business owners establish a web presence and improve their lead generation through call tracking.  At December 31, 2012, we were publishing approximately 5,600 PowerSites weekly.

On December 31, 2012, we sold the assets of our Florida Shoppers operations, The Flyer®, for gross proceeds of $2.0 million, subject to working capital adjustments.  This transaction resulted in an after-tax loss of $2.7 million.  After this sale, Harte-Hanks Shoppers no longer has any operations or circulation in Florida.

Now all of our Shopper operations are located in California, and our California publications account for all Shoppers circulation.  As of December 31, 2012, Shoppers delivered approximately 9.1 million shopper packages in six major markets each week, covering Southern, Central and Northern California.

As of December 31, 2012, Harte-Hanks Shoppers published approximately 780 individual shopper editions each week, distributed to zones with circulation of approximately 11,600 in each zone.  This allows single-location, local advertisers to saturate a single relevant geographic zone, while enabling multiple-location advertisers to saturate multiple zones.  This unique distribution system gives large and small advertisers alike a cost-effective way to reach their target markets.  Our zoning capabilities and production technologies have enabled us to saturate and target areas in a number of ways, including geographic, demographic, lifestyle, behavioral and language, which we believe allows our advertisers to effectively target their customers.  Distribution products are zoned into smaller segments called sub-zones to allow further targeting, primarily for larger accounts targeting specific demographics or store locations; at December 31, 2012 Harte-Hanks offered 2,025 subzones.

In 2012, 2011, and 2010, excluding the Florida Shoppers operations, Harte-Hanks Shoppers had revenues of $186.6 million, $197.4 million, and $219.4 million, respectively, accounting for approximately 24%, 24%, and 27% of our total revenues, respectively.

Publications

The following table sets forth certain publication information with respect to Shoppers:

		December 31, 2012
		Weekly
Market	Publication Name	Circulation	Zones	Sub-Zones
Greater Los Angeles	PennySaverUSA.com	3,104,082	282	705
Orange County	PennySaverUSA.com	1,054,361	92	270
Inland Empire	PennySaverUSA.com	1,484,720	122	278
San Diego County	PennySaverUSA.com	1,171,601	98	247
Bay Area	PennySaverUSA.com	1,394,632	110	333
Sacramento/Central Valley	PennySaverUSA.com	898,904	79	192
Total		9,108,300	783	2,025

Our shopper publications contain classified and display advertising and are delivered by saturation mail.  The typical shopper publication contains approximately 32 pages and is 7 by 10 inches in size.  Each edition, or zone, is targeted around a natural neighborhood marketing pattern.  Shoppers also serve as a distribution vehicle for national, regional and local advertisers, utilizing “print and deliver” single-sheet inserts designed and printed by us, four-color glossy flyers designed by us or our customers and printed by third party printers or preprinted customer supplied inserts.  During 2012, we distributed approximately 3.9 billion inserted distribution pieces.  In addition, our shoppers also provide advertising and other services online through our website, PennySaverUSA.com, and our PowerSite product.

We have acquired, developed and applied innovative technology and customized equipment in the publication of our shoppers, contributing to our efficiency.  A proprietary pagination system has made it possible for over two thousand zoned editions to be designed, built and output direct-to-plate in a fully digital environment.  Automating the production process saves on labor, newsprint and overweight postage.  This software also allows for better ad tracking, immediate checks on individual zone and ad status, and more on-time press starts with less manpower.

Customers

Shoppers serves both business and individual advertisers in a wide range of industries, including real estate, employment, automotive, retail, grocery, education, telecommunications, financial services, and a number of other industries.  The largest client (measured in revenue) comprised 2% of Shoppers revenues in 2012 and less than 1% of our total revenues in 2012.  The top 25 clients in terms of revenue comprised 22% of Shoppers revenues in 2012 and 5% of our total revenues in 2012.

Sales and Marketing

We employ more than 270 commissioned sales representatives who develop both targeted and saturation advertising programs, both in print and online, for clients.  The sales organization provides service to national, regional and local advertisers through its telemarketing departments and field sales representatives.  Shoppers clients vary from individuals with a single item for sale to local neighborhood advertisers to large multi-location advertisers.  The weekly number of ads is primarily driven by residential customers, whereas revenues are primarily driven by small and midsize businesses.  We also focus our marketing efforts on larger national accounts by emphasizing our ability to deliver saturation advertising in defined zones, or even partial zones for inserts, in combination with advertising in the shopper publication.

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

Shoppers Facilities

Our shoppers are produced at owned or leased facilities in the markets they serve.  At December 31, 2012, we had four production facilities — three in Southern California (Brea, Mira Loma and Vista) and one in Northern California (Rancho Cordova).  In the third quarter of 2013 the Northern California production facility will be closed, and production of the Northern California publication will be shared among the three Southern California production facilities.

The Southern California production facilities also house our telemarketing sales groups and administrative functions.  We also operate several executive suite type offices in areas we serve.

For more information please refer to Item 2, “Properties.”

Competition

Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast, satellite and cable television, other shoppers, the websites, social media, other communications media and other printed advertising media that operate in our markets.  The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets.  Failure to continually improve our current processes, advance and upgrade our technology applications, and develop new products and services in a timely and cost-effective manner, could result in the loss of our clients to current or future competitors.  In addition, failure to gain market acceptance of new products and services, and in geographic areas, could adversely affect our growth.  We believe that our production systems and technology, which enable us to publish separate editions in narrowly targeted zones, our local ad content, and our integrated online offering allow us to compete effectively, particularly in large markets with high media fragmentation.  However, our business results may be adversely impacted by competition.  Please refer to Item 1A, “Risk Factors”, for additional information regarding risks related to competition.

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

We are also subject to, or affected by, numerous domestic and foreign laws, regulations and industry standards that regulate direct marketing activities, including those that address privacy, data security and unsolicited marketing communications.  Examples of some of these laws and regulations that may be applied to, or affect, our business or the businesses of our clients include the following:

•                  Federal and state laws governing the use of the internet and regulating telemarketing, including the U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM), which regulates commercial email and requires that commercial emails give recipients an opt-out method.  The Canadian Fighting Internet and Wireless Spam Act apply in a comparable manner for our activities in Canada.  Telemarketing activities are regulated by, among other requirements, the Federal Trade Commission’s Telemarketing Sales Rule (TSR), the Federal Communications Commission’s Telephone Consumer Protection Act (TCPA) and various state do-not-call laws.

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

As a result of increasing public awareness and interest in individual privacy rights, data protection, information security and environmental and other concerns regarding marketing communications, federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products.  Examples include data encryption standards, data breach notification requirements, consumer choice and consent restrictions and increased penalties against offending parties, among others.  In 2012, several members of the U.S. Congress (in coordination with the Federal Trade Commission and consumer advocacy groups) initiated several inquiries regarding data brokerage, one of which was directed to us (among others).  We anticipate that additional inquiries will be made, and that proposals will continue to be introduced in the future, some of which may be adopted.

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

INTELLECTUAL PROPERTY RIGHTS

Our intellectual property assets include trademarks and service marks that identify our company and our products and services, software and other technology that we develop, our proprietary collections of data and intellectual property licensed from third parties, such as prospect list providers.  We generally seek to protect our intellectual property through a combination of license agreements and trademark, service mark, copyright, patent and trade secret laws, and domain name registrations and enforcement procedures.  We also enter into confidentiality agreements with many of our employees, vendors and clients and seek to limit access to and distribution of intellectual property and other proprietary information. We pursue the protection of our trademarks and other intellectual property in the United States and internationally.

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

EMPLOYEES

As of December 31, 2012, Harte-Hanks employed approximately 6,140 full-time employees and 270 part-time employees, of which approximately 2,040 are based outside of the U.S.  Approximately 5,210 full-time and 70 part-time employees were in the Direct Marketing segment and 910 full-time and 200 part-time employees were in the Shoppers segment.  A portion of our workforce is provided to us through staffing companies.  None of the workforce is represented by labor unions.  We consider our relations with our employees to be good.

ITEM 1A.             RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (1933 Act) and Section 21E of the Securities Exchange Act of 1934 (1934 Act).  Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning.  Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including with regard to the performance trends in our Shoppers business and the impact of economic conditions in the United States and other markets we serve on the marketing expenditures and activities of our Direct Marketing clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes.

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

Our Direct Marketing business faces significant competition in all of its offerings and within each of its vertical markets.  Direct marketing is a dynamic business, subject to rapid technological change, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services and an evolving competitive landscape.  This competition comes from numerous local, national and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships and marketing expenditures by clients and prospective clients.  We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general.  In addition, our ability to attract new clients and to retain existing clients may, in some cases, be limited by clients’ policies on or perceptions of conflicts of interest.  These policies can prevent us from performing similar services for competing products or companies.  Our Shoppers business competes for advertising, as well as for readers, with other print and electronic media. Competition comes from local and regional newspapers, magazines, radio, broadcast, satellite and cable television, other shoppers, the internet, other communications media and other advertising printers that operate in our markets.  The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets.  Our failure to improve our current processes or to develop new products and services could result in the loss of our clients to current or future competitors.  In addition, failure to gain market acceptance of new products and services could adversely affect our growth.

Current and future competitors may have significantly greater financial and other resources than we do, and they may sell competing products and services at lower prices or at lower profit margins, resulting in pressures on our prices and margins.

The sizes of our competitors vary widely across market and service segments.  Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in one or more of our market segments, or overall.  As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of products and services.  Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins.  Some of our competitors also may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale.  Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new customers on favorable terms.  Competitive pricing pressures tend to increase in difficult economic environments, such as the current environments in the United States and other economies, due to reduced marketing expenditures of many of our clients and prospects and the resulting impact on the competitive business environment for marketing service providers such as our company.

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

If our new leaders are unsuccessful, or if we lose key management and are unable to attract and retain the talent required for our business, our operating results could suffer.

Our prospects depend in large part upon our ability to attract, train and retain experienced technical, client services, sales, consulting, research and development, marketing, administrative and management personnel. While the demand for personnel is dependent on employment levels, competitive factors and general economic conditions, qualified personnel historically have been in great demand.  The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position or operating results.  In addition, we have recently replaced the leaders of our Direct Marketing and Shoppers divisions, and reorganized our operational structures.  If our new leaders fail to successfully adapt to their new roles and responsibilities in our reorganized business — and more generally if we are unable to attract new leaders with the necessary skills to manage our business — our business and its operating results may suffer.

We have recently experienced, and may experience in the future, reduced demand for our products and services and increased bad debt expense because of general economic conditions, the financial conditions and marketing budgets of our clients and other factors that may impact the industry verticals that we serve.

Economic downturns and turmoil severely affect the marketing services industry.  Throughout the most recent recession, as in prior economic downturns, our customers responded to weak economic conditions by reducing their marketing budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses.  Our customers may be slow to restore their marketing budgets to prior levels during a recovery, and may respond similarly to adverse economic conditions in the future.  In addition, revenues from our Shoppers business are largely dependent on local advertising expenditures in the markets in which they operate. Such expenditures are substantially affected by the strength of the local economies in those markets. Direct Marketing revenues are dependent on national, regional and international economies and business conditions.  A lasting economic recession or anemic recovery in the U.S. or other markets in which we operate (such as the recent recession and recovery) could have material adverse effects on our business, financial position or operating results.  Similarly, industry or company-specific factors may negatively impact our clients and prospective clients or their industries, and in turn result in reduced demand for our products and services, client insolvencies, collection difficulties or bankruptcy preference actions related to payments received from our clients.  We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information about the adverse impact on our financial performance of the ongoing difficult economic environment in the United States and other economies.

Our Shoppers business is geographically concentrated and is greatly affected by the California economy.

Our Shoppers business is concentrated exclusively in California.  An economic downturn in California (such as the recent downturn), an anemic recovery (such as the present recovery), or a large disaster (such as a flood, hurricane, earthquake or other disaster or condition that disables our facilities, immobilizes the USPS or causes a significant negative change in the economy of California or the individual markets we serve) could have a material adverse effect on our business, financial position or operating results.

Our business plan requires us to effectively manage our costs. If we do not achieve our cost management objectives, our financial results could be adversely affected.

Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditures across our operations. To the extent that we do not effectively manage our costs, our financial results may be adversely affected in any economic climate and even more so during a prolonged recession, such as the recent economic downturn in the United States and elsewhere.

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

As a result of increasing public awareness and interest in privacy rights, data protection and access, information security, environmental protection and other concerns, national and local governments and industry organizations regularly consider and adopt new laws, rules, regulations and guidelines that restrict or regulate marketing communications, services and products.  Examples include data encryption standards, data breach notification requirements, registration/licensing requirements (often with fees), consumer choice, notice and consent restrictions and penalties for infractions, among others.  We anticipate that additional restrictions and regulations will continue to be proposed and adopted in the future.

In addition, our business may be affected by the impact of these restrictions and regulations on our clients and their marketing activities.  Current and future restrictions and regulations could increase compliance requirements and costs, and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information, or change the requirements therefore so as to require other changes to our business or that of our clients.  Additional restrictions and regulations may limit or prohibit current practices regarding marketing communications.  For example, many states and countries have considered implementing do not contact legislation that could impact our Direct Marketing and Shoppers businesses and the businesses of our clients and customers.  In addition, continued public interest in privacy rights, data protection and access, and information security may result in the adoption of further industry guidelines that could impact our direct marketing activities and business practices.

We cannot predict the scope of any new laws, rules, regulation or industry guidelines or how courts or agencies may interpret current ones.  Additionally, enforcement priorities by governmental authorities will change over time, which may impact our business.  Understanding the laws, rules, regulations and guidelines applicable to specific client multichannel engagements and across many jurisdictions poses a significant challenge, as such laws, rules, regulations and guidelines are often inconsistent or conflicting, and are sometimes at odds with client objectives.  Our failure to properly comply with these regulatory requirements and client needs may materially and adversely affect our business.  General compliance with privacy, data protection and information security obligations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with our compliance.   We may be exposed to significant penalties, liabilities, reputational harm and loss of business in the event that we fail to comply.  We could suffer a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations, the issuance of judicial or governmental interpretations, changed enforcement priorities of governmental agencies or a change in behavior arising from public concern over privacy, data protection and information security issues.

We could fail to adequately protect our intellectual property rights and may face claims for intellectual property infringement.

Our ability to compete effectively depends in part on the protection of our technology, products, services and brands through intellectual property right protections, including patents, copyrights, database rights, trade secrets, trademarks and domain name registrations and enforcement procedures.  The extent to which such rights can be protected and enforced varies in different jurisdictions.  Litigation involving patents and other intellectual property rights has become far more common and expensive in recent years, and we face the risk of additional litigation relating to our use or future use of intellectual property rights of third parties. Third-party infringement claims and any related litigation against us could subject us to liability for damages, significantly increase our costs, restrict us from using and providing our technologies, products or services or operating our business generally, or require changes to be made to our technologies, products and services.  Please refer to the section above entitled “Intellectual Property Rights” for additional information regarding our intellectual property and associated risks.

Consumer perceptions regarding the privacy and security of their data may prevent or impair our ability to offer our products and services.

Various federal, state, foreign and industry regulations give consumers varying degrees of control as to how certain data regarding them is collected, used and shared for marketing purposes.  If, due to privacy, security or other concerns, consumers exercise their ability to prevent or limit such data collection, use or sharing, it may impair our ability to provide direct marketing to those consumers and limit our clients’ requirements for our services.  Additionally, privacy and security concerns may limit consumers’ willingness to voluntarily provide data to our customers or marketing companies.  Some of our services depend on voluntarily provided data and may be impaired without such data.

Our reputation and business results may be adversely impacted if we, or subcontractors upon whom we rely, do not effectively protect sensitive personal information of our clients and our clients’ customers.

Current privacy and data security laws and industry standards impact the manner in which we capture, handle, analyze and disseminate customer and prospect data as part of our client engagements.  In many instances, client contracts also mandate privacy and security practices. If we fail to effectively protect and control sensitive personal information (such as personal health information, social security numbers or credit card numbers) of our clients and their customers or prospects in accordance with these requirements, we may incur significant expense, suffer reputational harm and loss of business, and, in certain cases, be subjected to regulatory or governmental sanctions or litigation.  These risks may be increased due to our reliance on subcontractors and other third parties in providing a portion of our overall services in certain engagements.  We cannot guarantee that these third parties will effectively protect and handle sensitive personal information or other confidential information, or that we will have adequate recourse against these third parties in that event.

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

Newsprint prices are subject to fluctuations.  We maintain, on average, less than 75 days of paper inventory for our Shoppers business and do not purchase our paper pursuant to long-term paper contracts.  Because we have a limited ability to protect ourselves from increases in the price of paper or to pass increased costs along to our clients, these increases could materially affect the results of our operations.  Likewise, increased paper costs could also cause our Direct Marketing customers to reduce spending on other marketing programs, or to shift to media which are less profitable for us, in each case potentially materially affecting our revenues and profits.

We are vulnerable to increases in postal rates and disruptions in postal services.

Our Shoppers and Direct Marketing services depend on the USPS and other commercial delivery services to deliver products. Our Shoppers are delivered by saturation mail, and postage is the largest expense in our Shoppers business.  Standard postage rates have increased in recent years (most recently in April 2011, January 2012 and January 2013) and may continue to do so at frequent and unpredictable intervals.  Shoppers’ postage rates increased by less than 1.0% as a result of the April 2011 rate increase, increased by approximately 2.1% as a result of the January 2012 rate increase, and will increase by approximately 2.8% as a result of the January 2013 rate increase.  The January 2013 postage rate increase, and any additional future changes in postage rates will affect Shoppers’ distribution costs.  Postage rates also influence the demand for our Direct Marketing services even though the cost of mailings is typically borne by our clients and is not directly reflected in our revenues or expenses.  Accordingly, future postal increases or disruptions in the operations of the USPS may have an adverse impact on us.

The USPS has had significant financial and operational challenges recently.  In reaction, the USPS has proposed many changes in its services, such as delivery frequency and facility access.  Recently, the USPS announced it would end household delivery on Saturdays starting in August 2013.  At this point we do not believe the announced or proposed changes will have a material impact on our business.  Additional changes, individually or in combination with other market factors, could materially and negatively affect our costs and ability to meet our clients expectations.

Our financial results could be negatively impacted by impairments of goodwill or other intangible assets with indefinite useful lives.

In the second quarter of 2012 we recorded an impairment charge of $165.3 million related to goodwill and other intangible assets in our Shoppers business as a result of continuing revenue declines, the poor economic conditions in the geographies in which we operated, and management’s evaluation of the business.  Excluding the Florida Shoppers operations (which were sold at the end of 2012 and are included in discontinued operations), the total impairment charge related to our Shoppers business was $156.9 million.  As of December 31, 2012, the net book value of our goodwill and other intangibles represented approximately $414.0 million out of our total assets of $706.2 million.  We continue to test goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and on an interim date should factors or indicators become apparent that would require an interim test.  A downward revision in the fair value of either of our reporting units or any of the other intangible assets could result in additional impairments and non-cash charges. Any such impairment charges could have a significant negative effect on our reported net income.

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

Interest rate movements in Europe and the United States can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents.  Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically Eurodollar rates, due to their impact on interest related to our credit facilities.  As of December 31, 2012, we had $110.3 million of debt outstanding, all of which bore variable interest rates.  Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates.  We also have exposure to interest rate fluctuations in the United States, specifically money market, commercial paper and overnight time deposit rates, as these affect our earnings on excess cash.  Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position or operating results.

Our international operations subject us to risks associated with operations outside the U.S.

Harte-Hanks Direct Marketing conducts business outside of the United States.  During 2012, approximately 15.3% of Harte-Hanks Direct Marketing’s revenues and 11.6% of Harte-Hanks total revenues were derived from operations outside the United States, primarily Europe, Asia and South America.  We may expand our international operations in the future as part of our growth strategy.  Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

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

The price at which our common stock has traded in recent years has fluctuated greatly and has declined significantly. Our common stock price may continue to be volatile due to a number of factors including the following (some of which are beyond our control):

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

War and/or terrorism or the threat of war and/or terrorism involving the United States could have a significant impact on our business, financial position or operating results.  War or the threat of war could substantially affect the levels of advertising expenditures by clients in each of our businesses, whether due to economic declines, reactions to security risks or other factors.  In addition, each of our businesses could be affected by operation disruptions and a shortage of supplies and labor related to such a war or threat of war.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                              PROPERTIES

Our headquarters are located in San Antonio, Texas, and we occupy approximately 8,000 square feet of leased office space at that location.  Our business is conducted in facilities worldwide containing aggregate space of approximately 2.8 million square feet.  Approximately 2.6 million square feet are held under leases, which expire at dates through 2020.  The balance of our properties, used in our Brea, California Shoppers operations and Hasselt, Belgium Direct Marketing operations, are owned.

ITEM 3.                                              LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note J, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE (symbol: HHS). The reported high and low quarterly sales price ranges for 2012 and 2011 were as follows:

	2012		2011
	High	Low	High	Low
First Quarter	10.24	8.30	13.74	11.77
Second Quarter	9.25	8.05	12.22	7.59
Third Quarter	9.81	6.16	8.95	7.00
Fourth Quarter	7.02	5.14	9.94	7.74

We paid a quarterly dividend of 8.5 cents per share in each of the first three quarters of 2012 and two dividends of 8.5 cents per share in the fourth quarter of 2012.  The second dividend paid in the fourth quarter of 2012 was a one-time acceleration of the regular quarterly dividend we would have ordinarily paid in the first quarter of 2013.  As a result, we do not anticipate paying a dividend in the first quarter of 2013.  We currently plan to pay a quarterly dividend of 8.5 cents per share in each of the second, third and fourth quarters of 2013, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.

In 2011, quarterly dividends were paid at the rate of 8.0 cents per share.

As of January 31, 2013, there are approximately 2,130 holders of record.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the fourth quarter of 2012:

			Total Number	Maximum
			of Shares	Dollar
	Total	Average	Purchased	Amount that
	Number of	Price	as Part of	May Yet Be
	Shares	Paid per	a Publicly	Spent Under
Period	Purchased(2)	Share	Announced Plan(1)	the Plan
October 1 – 31, 2012	94,063	$6.96	90,000	$7,334,604
November 1 – 30, 2012	0	$0	0	$7,334,604
December 1 – 31, 2012	297,378	$5.84	297,378	$5,597,033
Total	391,441	$6.11	387,378

(1)  During the fourth quarter of 2012, we purchased 387,378 shares of our common stock through our stock repurchase program that was publicly announced in August 2012.  Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  As of December 31, 2012, we have repurchased 700,284 shares and spent $4.6 million under this authorization.  Through December 31, 2012, we had repurchased a total of 65,602,625 shares at an average price of $18.55 per share under this program and previously announced programs.

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

The following graph compares the cumulative total return of our common stock during the period December 31, 2007 to December 31, 2012 with the Standard & Poor’s 500 Stock Index (S&P 500 Index) and with our peer group.

Our peer group includes Acxiom Corporation, Alliance Data Systems Corporation, Cenveo, Inc., Consolidated Graphics, Inc., Convergys Corp., Dun & Bradstreet Corporation, Equifax, Inc., Gartner, Inc., Informatica Corp., Interpublic Group of Companies, Inc., Meredith Corp., Sapient Corp., Sykes Enterprises, Inc., Techtarget, Inc., Valassis Communications, Inc., and ValueClick, Inc.

The S&P Index includes 500 United States companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization.  The peer groups are also weighted by market capitalization.

The graph depicts the results of investing $100 in our common stock, the S&P 500 Index and the peer groups at closing prices on December 31, 2007 and assumes the reinvestment of dividends.

	Base
	Period	Years Ending
	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
Harte-Hanks, Inc.	100	37.13	66.40	80.57	59.35	40.99
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
Peer Group	100	61.34	88.17	113.17	112.05	132.78

ITEM 6.                                                SELECTED FINANCIAL DATA

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated.  You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K.  The fiscal year financial information included in the table below for the years ended December 31, 2012, 2011, and 2010 is derived from audited financial statements contained in this Form 10-K.  Information for the years ended December 31, 2009 and 2008 was derived from previously filed Annual Reports on Form 10-K.  All financial information presented below excludes amounts related to our Florida Shoppers operations, which were sold on December 31, 2012.

In thousands, except per share amounts	2012	2011	2010	2009	2008
Statement of Comprehensive Income Data Revenues	$767,709	$811,636	$820,720	$817,104	$1,021,596
Operating expenses
Labor, production and distribution	615,527	649,340	641,662	635,067	789,720
Advertising, selling, general and administrative	64,765	65,607	64,079	58,813	76,717
Impairment of goodwill	156,936	0	0	0	0
Shoppers legal settlement	0	(1,260)	0	6,950	0
Depreciation and software amortization	20,176	19,622	21,443	26,203	31,476
Intangible amortization	245	229	290	716	1,903
Total operating expenses	857,649	733,538	727,474	727,749	899,816
Operating income (loss)	(89,940)	78,098	93,246	89,355	121,780
Interest expense, net	3,483	2,935	2,624	7,968	13,823
Income (loss) from continuing operations	$(73,104)	$45,877	$55,194	$50,963	$64,276
Earnings (loss) from continuing operations per common share—diluted	$(1.16)	$0.72	$0.86	$0.80	$1.00
Weighted-average common and common equivalent shares outstanding—diluted	62,887	63,552	64,139	63,885	64,104
Segment Data
Revenues
Direct Marketing	$581,091	$614,270	$601,283	$585,988	$732,740
Shoppers	186,618	197,366	219,437	231,116	288,856
Total revenues	$767,709	$811,636	$820,720	$817,104	$1,021,596
Operating income (loss)
Direct Marketing	$75,398	$83,490	$86,748	$95,812	$103,121
Shoppers	(152,610)	5,839	17,795	5,571	30,347
General corporate	(12,728)	(11,231)	(11,297)	(12,028)	(11,688)
Total operating income (loss)	$(89,940)	$78,098	$93,246	$89,355	$121,780
Other Data
Cash dividends per share	$0.43	$0.32	$0.30	$0.30	$0.30
Capital expenditures	$13,856	$20,970	$17,201	$8,828	$19,506
Balance sheet data (at end of period)
Current assets	$225,500	$271,638	$264,959	$253,174	$235,307
Property, plant and equipment, net	61,971	68,892	69,275	74,260	91,428
Goodwill and other intangibles, net	413,974	571,155	571,384	558,409	559,116
Total assets	706,212	916,325	909,804	889,689	889,747
Total debt	110,250	179,438	193,000	239,688	270,625
Total stockholders’ equity	$328,164	$446,355	$437,823	$401,643	$356,372

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

•                  business-to-business lead generation;

•                  direct mail and fulfillment; and

•                  contact centers.

In 2012, our Direct Marketing segment had revenues of $581.1 million, which represented 76% of our total revenues.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues.  Shoppers are weekly advertising publications, 7 by 10 inches in size, distributed free by Standard Mail to households and businesses in a particular geographic area.  Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow.  Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution.  Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.  Our Shoppers segment also provides online advertising and other services through our website, PennySaverUSA.com®, as well as business websites and search—engine marketing.  Our websites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites.  PowerSites are templated websites for our customers, optimized to help small and medium-sized business owners establish a web presence and improve their lead generation.  At December 31, 2011, we were publishing approximately 5,600 PowerSites weekly.

On December 31, 2012 we sold the assets of our Florida Shoppers operations, The Flyer®, for gross proceeds of $2.0 million, subject to working capital adjustments.  This transaction resulted in an after-tax loss of $2.7 million.  Because the Florida Shoppers represent a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte-Hanks, Inc., the results of the Florida Shoppers operations are reported as discontinued operations for all periods presented.  Results of the remaining Harte-Hanks, Inc. business segments are reported as continuing operations.

After this sale, Harte-Hanks Shoppers no longer has any operations or circulation in the state of Florida. All of our Shopper operations are now located in California, and our California publications now account for all of Shoppers weekly circulation.  As of December 31, 2012, Shoppers delivered approximately 9.1 million shopper packages in six major markets each week, covering Southern, Central and Northern California.

In 2012, our Shoppers segment, excluding the Florida Shoppers, had revenues of $186.6 million, which represented 24% of our total revenues.

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

Prior to the sale of our Florida Shoppers in 2012, our Shoppers business operated in regional markets in both California and Florida and was greatly affected by the strength of the state and local economies.  Revenues from our Shoppers business were largely dependent on local advertising expenditures in the areas of California and Florida in which we operated.  During 2012, the poor economic conditions that we have experienced since the second half of 2007 in California and Florida continued.  These conditions were initially created by weakness in the real estate and associated financing markets and have spread and persist across virtually all categories.  As a result of management’s evaluation of the Shoppers business, we recorded a $165.3 million impairment loss in the second quarter of 2012 related to Shoppers’ goodwill and other intangible assets.  Excluding the Florida Shoppers operations, the total impairment charge related to our Shoppers business was $156.9 million.  We see some improvement in the California economy, but we expect to have further challenges before our performance improves.  In response, during 2012, we continued our efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring, and the discontinuance of a number of unprofitable digital initiatives, including SaverTime and mobile apps.  We also made plans to close our production facility in Northern California in 2013.  We continue to invest in online offerings, particularly our PowerSites, where we are seeing good revenue growth and are adding capabilities that provide value for our readers and advertisers, and in other profitable digital initiatives.  We believe the steps we are taking to improve overall efficiency, combined with our continued investments in digital initiatives, will improve our Shoppers performance in the long term.

Our principal operating expense items are labor, postage and transportation.

Results of Continuing Operations

As discussed in Note P, Discontinued Operations, we sold the assets of our Florida Shoppers operations on December 31, 2012.  Therefore, the operating results of our Florida Shoppers, including the loss on the sale, are being reported as discontinued operations in the Consolidated Financial Statements, and are excluded from management’s discussion and analysis of financial condition and results of operations below.

Operating results from continuing operations, direct marketing and California shoppers, were as follows:

In thousands except
per share amounts	2012	% Change	2011	% Change	2010
Revenues	$767,709	-5.4	$811,636	-1.1	$820,720
Operating expenses	857,649	16.9	733,538	0.8	727,474
Operating income (loss)	$(89,940)	-215.2	$78,098	-16.2	$93,246

Income (loss) from continuing operations	$(73,104)	-259.3	$45,877	-16.9	$55,194

Diluted EPS from continuing operations	$(1.16)	-261.1	$0.72	-16.3	$0.86

Year ended December 31, 2012 vs. Year ended December 31, 2011

Revenues

Consolidated revenues decreased $43.9 million, to $767.7 million, in 2012 compared to 2011.  Our overall results reflect decreased revenues of $33.2 million, or 5.4%, from our Direct Marketing segment and decreased revenues of $10.7 million, or 5.4%, from our Shoppers segment.  Direct Marketing results reflect the impact of a large, long standing retail customer which changed its marketing strategy to emphasize broadcast at the expense of direct mail.  Direct Marketing experienced decreased revenues from all of our verticals, with the high-tech vertical representing the largest dollar decrease.  Shoppers’ revenue performance reflects the continued impact that the difficult economic environment in California is having on our Shoppers business.  The decrease in revenues was the result of decreased sales in established markets, including declines from most revenue categories.  Revenues from in-book advertising decreased at a higher rate than revenues from distribution products.  Shoppers revenues increased from the automotive, consumer spending and communications sectors, and decreased from the services and real estate sectors.

Operating Expenses

Overall operating expenses were $857.6 million in 2012, compared to $733.5 million in 2011.  This $124.1 million increase was a result of the impairment charge of $156.9 million discussed above.  Excluding this impairment charge, operating expenses decreased $32.8 million, or 4.5%, compared to 2011.  This $32.8 million decrease in operating expenses was driven by decreased operating expenses in Direct Marketing of $25.1 million, or 4.7%, and decreased operating expenses of $9.2 million, or 4.8%, in Shoppers , partially offset by an increase in general corporate expense of $1.5 million, or 13.3%.  The decrease at Direct Marketing was primarily due to decreased outsourced costs resulting from decreased outsourced volumes, decreased mail supply chain costs resulting from decreased volumes, and reductions in headcount, temporary labor, incentive compensation and commissions, all as a result of revenue performance.  The decrease at Shoppers was due to decreased severance costs, decreased stock-based compensation, lower payroll costs due to lower ad sales and headcount reductions, decreases in newsprint and job paper expenses due to declines in volumes, decreased bad debt expense and decreased facility lease expense.  The overall decrease at Shoppers was partially offset by costs accrued for the closure of the Northern California production facility, legal accrual reductions in 2011, an increase in offload printing costs due to an increase in heatset volumes, an increase in postage costs due to the January 2012 postage rate increase, an increase in outsourced costs due to increased outsourced volumes, and the write-off of software related to various digital initiatives.  The increase in general corporate expense was attributable to increased pension expense resulting from using a lower discount rate to calculate the projected pension benefit obligation.

Income/Earnings Per Share from Continuing Operations

We recorded a loss from continuing operations of $73.1 million, and diluted loss per share from continuing operations of $1.16, in 2012.  Excluding the impairment loss, income from continuing operations and diluted earnings per share from continuing operations for 2012 would have been $39.0 million and $0.62, respectively.  These results, excluding the impairment loss, compare to income from continuing operations of $45.9 million, and diluted earnings per share from continuing operations of $0.72 in 2011.  The decrease in income from continuing operations, excluding the impairment loss, is primarily a result of decreased operating income from both Direct Marketing and Shoppers, a gain on the sale of land in 2011, changes in net foreign currency transaction gains and losses, and an increase in general corporate expense.

Year ended December 31, 2011 vs. Year ended December 31, 2010

Revenues

Consolidated revenues decreased $9.1 million, to $811.6 million, in 2011 compared to 2010.  Our overall results reflect increased revenues of $13.0 million, or 2.2%, from our Direct Marketing segment and decreased revenues of $22.1 million, or 10.1%, from our Shoppers segment.  The Direct Marketing results were affected by a large, one-time, voluntary recall project performed for a long-time pharmaceutical customer during the second half of 2010.  Excluding the results from this project, total Direct Marketing revenues increased $29.1 million, or 5.0% in 2011 compared to 2010.  Direct Marketing experienced increased revenues from our select, retail and financial verticals, which were partially offset by decreased revenues from our healthcare and high-tech vertical.  The August 2010 acquisition of Information Arts also contributed to the 2011 revenue growth.  Shoppers revenue performance reflects the continued impact that the difficult economic environment in California is having on our Shoppers business.  The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.

Operating Expenses

Overall operating expenses increased 0.8%, to $733.5 million, in 2011 compared to 2010.  The overall increase in operating expenses was driven by increased operating expenses in Direct Marketing of $16.2 million, or 3.2%.  The Direct Marketing increase was primarily due to increased headcount to support revenues and improve our database service capabilities, higher mail supply chain costs on higher transportation volumes, increased travel and increased employee recruiting.  The acquisition of Information Arts also contributed to the increase in Direct Marketing operating expenses.  Shoppers operating expenses decreased $10.1 million, or 5.0%, due to lower variable payroll costs, decreased postage due to lower distribution volumes and the elimination of the second day edition, decreased outsourced costs on lower volumes, decreased lease expense due to facility consolidations, and a $1.3 million reduction of a legal accrual.  The overall decrease at Shoppers was partially offset by $4.1 million of charges recognized in the first half of 2011 related to our efforts to reduce expenses in the Shoppers business.  Of these charges, $3.9 million related to the retirement of the President of our Shoppers business and severance due to headcount reductions.  The remaining charges related to facilities and other miscellaneous items.  The decrease at Shoppers was also partially offset by an increase in newsprint expense due to higher paper rates.  Excluding the retirement, severance and other charges, and the legal accrual reduction, Shoppers operating expenses decreased $12.9 million, or 6.4%.

Income/Earnings Per Share from Continuing Operations

Income from continuing operations decreased 16.9%, to $45.9 million, and diluted earnings per share from continuing operations decreased 16.3%, to $0.72 per share, in 2011 compared to 2010.  These decreases were the result of decreased operating income from both Shoppers and Direct Marketing, higher interest expense, and a higher effective tax rate in 2011 compared to 2010.  These decreases were partially offset by a $2.3 million gain on the sale of land adjacent to our Shopper’s Brea facility, and a $1.3 million change in net foreign currency transaction gains and losses.

Direct Marketing

Direct Marketing operating results were as follows:

In thousands	2012	% Change	2011	% Change	2010
Revenues	$581,091	-5.4	$614,270	2.2	$601,283
Operating expenses	505,693	-4.7	530,780	3.2	514,535
Operating income	$75,398	-9.7	$83,490	-3.8	$86,748

Year ended December 31, 2012 vs. Year ended December 31, 2011

Revenues

Direct Marketing revenues decreased $33.2 million, or 5.4%, in 2012 compared to 2011.  These results reflect the impact of a large, long standing retail customer which changed its marketing strategy to emphasize broadcast at the expense of direct mail.  Despite the shift in strategy and reduced direct mail volumes, this company remains one of our largest customers.  Reduced revenues from this customer represented a little less than half of the overall decline in Direct Marketing revenues.  Revenues from our retail vertical declined 1% compared to the prior year as increased spending by other existing retail customers somewhat offset the reduced spending by this customer.  Revenues from our pharmaceutical vertical decreased 16% compared to 2012, reflecting the effect of volume reductions from one long standing customer beginning in the second quarter of 2012, and the loss of another long standing customer in the third quarter of 2012.  Our high-tech vertical declined 9%, representing the largest dollar decrease from the prior year.  Our select vertical declined 4% and our financial vertical declined 3%.

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

Operating Expenses

Operating expenses decreased $25.1 million, or 4.7%, in 2012 compared to 2011.  Labor costs decreased $7.0 million, or 2.5%, primarily due to reductions in headcount and temporary labor, decreased incentive compensation and decreased commissions, all as a result of revenue performance.  Production and distribution costs decreased $19.5 million, or 10.2%, due to decreased outsourced costs resulting from decreased outsourced volumes, decreased mail supply chain costs resulting from decreased volumes, and decreased lease costs due to costs recognized in 2011 to terminate a lease.  General and administrative expense increased $0.9 million, or 2.0%, due primarily to an increase in legal fees, increased royalties and increased employee travel and training, partially offset by decreased promotion expense and facilities costs.  Depreciation and software amortization expense increased $0.5 million, or 3.1%, due to increased capital expenditures in 2011.  Intangible asset amortization was up slightly.

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

Year ended December 31, 2011 vs. Year ended December 31, 2010

Revenues

Direct Marketing revenues increased $13.0 million, or 2.2%, in 2011 compared to 2010.  These results were affected by a large, one-time, voluntary recall project performed for a long-time pharmaceutical customer during the second half of 2010.  Excluding the results from this project, total Direct Marketing revenues increased $29.1 million, or 5.0%, in 2011 compared to 2010.  Revenues from our select vertical increased 17%, representing the largest dollar increase from the prior year.  Our retail vertical increased 9% and our financial vertical increased 4%.  Revenues from our pharmaceutical vertical declined 18% due to the recall project discussed above, and our high-tech vertical declined 7%.  Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.  The August 2010 acquisition of Information Arts also contributed to the 2010 revenue growth.

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

Shoppers

Shoppers operating results were as follows:

In thousands	2012	% Change	2011	% Change	2010
Revenues	$186,618	-5.4	$197,366	-10.1	$219,437
Operating expenses	339,228	77.1	191,527	-5.0	201,642
Operating income (loss)	$(152,610)	-2,713.6	$5,839	-67.2	$17,795

Year ended December 31, 2012 vs. Year ended December 31, 2011

Revenues

Shoppers revenues decreased $10.7 million, or 5.4%, in 2012 compared to 2011.  These results reflect the continued impact that the difficult economic environment in California is having on our Shoppers business.  The decrease in revenues was the result of decreased sales in established markets, including declines from most revenue categories.  Revenues from in-book advertising decreased at a higher rate than revenues from distribution products.  Shoppers revenues increased from the automotive, consumer spending and communications sectors.  Revenues from the services and real estate sectors decreased.

At December 31, 2012, our Shoppers circulation reached approximately 9.1 million addresses in California each week.  While we have not made any significant changes to our circulation in the last several years, we continue to evaluate all of our circulation performance and may make circulation reductions in the future as part of our efforts to address the difficult economic conditions in California.

Future revenue performance will depend on, among other factors, the overall strength of the California economy, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Shoppers operating expenses were $339.2 million in 2012, compared to $191.5 million in 2011.  This $147.7 million year over year increase was primarily a result of the $156.9 million impairment loss recorded in the second quarter of 2012, as discussed above.  This increase was also impacted by $1.3 million of costs recognized in the fourth quarter of 2012 relating to the closure of our production facility in Northern California.   Excluding the impairment loss and facility closure costs, operating expenses decreased $10.5 million, or 5.5%, compared to 2011.  Total labor costs decreased $10.1 million, or 15.7%, due to decreased severance costs (partially offset by severance costs related to the facility closure), decreased stock-based compensation, and lower payroll costs from lower ad sales, headcount reductions and pay rate reductions.  Total production costs were up $1.6 million, or 1.4%, due to an increase in offload printing costs due to an increase in heatset volumes, an increase in postage costs resulting from the January 2012 postage rate increase, and an increase in outsourced costs due to increased outsourced volumes, partially offset by decreases in newsprint and job paper expenses due to declines in volumes, and a decrease in facility lease expense.  Total general and administrative costs decreased $0.8 million, or 6.0%, due to a decrease in bad debt expense, lower credit card processing fees and lower costs associated with digital products, partially offset by a portion of the closing costs discussed above and legal accrual reductions in 2011.  Depreciation and software amortization expense increased $0.1 million, or 2.0%, due to writing off software related to various digital initiatives in the second quarter of 2012.

Shoppers’ largest cost components are postage, labor, and paper.  Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues.  Standard postage rates have increased in recent years, most recently in April 2011, January 2012 and January 2013.  Shoppers’ postage rates increased by less than 1.0% as a result of the April 2011 rate increase, increased by approximately 2.1% as a result of the January 2012 rate increase, and will increase by approximately 2.8% as a result of the January 2013 rate increase.  The January 2013 postage rate increase, and any additional future changes in postage rates will affect Shoppers’ distribution costs.  The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access.  Recently, the USPS announced it would end household delivery on Saturdays starting in August 2013.  At this point we do not believe the announced and proposed changes will have a material impact on our Shoppers business.  Newsprint prices increased steadily over the last two years before leveling off in the second half of 2012.  Newsprint prices are expected to continue to remain at the current rates throughout 2013.  Any future changes in newsprint prices will affect Shoppers’ production costs.   Shoppers Northern California production facility will be closed in the third quarter of 2013.  This facility closure will reduce Shoppers overall operating costs in 2013, including reductions in most significant expense lines.

Year ended December 31, 2011 vs. Year ended December 31, 2010

Revenues

Shoppers revenues decreased $22.1 million, or 10.1%, in 2011 compared to 2010.  These results reflect the continued impact that the difficult economic environment in California is having on our Shoppers business.  The decrease in revenues was the result of decreased sales in established markets, including declines in most revenue categories.  At December 31, 2011, our Shoppers circulation reached approximately 9.1 million addresses in California each week.

Operating Expenses

Operating expenses decreased $10.1 million, or 5.0%, in 2011 compared to 2010.  During the first half of 2011, we incurred $4.1 million of charges through our efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring and headcount reductions.  Of these charges, $3.9 million related to the retirement of the President of our Shoppers business and severance due to headcount reductions.  The remaining charges related to facilities and other miscellaneous items.  Total labor costs decreased $3.0 million, or 4.5%, due to lower variable payroll costs from lower ad sales, headcount reductions and lower incentive compensation.  Excluding the severance and retirement charges described above, total labor costs decreased $6.9 million, or 10.3%.  Total production costs decreased $4.9 million, or 4.3%, due primarily to decreased postage costs as a result of a decline in distribution volumes and the elimination of the second day edition in Southern California, decreased outsourced costs resulting from decreased outsourced volumes, and decreased lease expense due to facility consolidations and eliminations.  These decreases were partially offset by an increase in newsprint expense due to higher paper rates.  Total general and administrative costs decreased $2.0 million, or 12.6%, due primarily to a $1.3 million reduction of a legal accrual.  Depreciation and software amortization expense decreased $0.2 million, or 4.9%, due to decreased capital expenditures in the last few years.  Excluding the retirement, severance and other charges, and the legal accrual reduction, Shoppers operating expenses decreased $12.9 million, or 6.4%.

General Corporate Expense

Year ended December 31, 2012 vs. Year ended December 31, 2011

General corporate expense increased $1.5 million, or 13.3%, in 2012 compared to 2011.  This increase was attributable to increased pension expense resulting from an increase in the projected pension benefit obligation due to a lower discount rate.

Year ended December 31, 2011 vs. Year ended December 31, 2010

General corporate expense decreased $0.1 million, or 0.6%, in 2011 compared to 2010.  This decrease was the result of lower incentive compensation due to overall financial results.

Interest Expense

Year ended December 31, 2012 vs. Year ended December 31, 2011

Interest expense increased $0.4 million, or 12.2%, in 2012 compared to 2011, due to a higher interest rate spread as a result of the 2011 Term Loan Facility, which replaced the 2006 Term Loan Facility in August 2011.  This increase was partially offset by lower average debt balances in 2012 due to the maturity and $60.0 million payoff of the 2008 Term Loan in March of 2012.

Year ended December 31, 2011 vs. Year ended December 31, 2010

Interest expense increased $0.4 million, or 12.8%, in 2011 compared to 2010, due to a higher interest rate spread and an increased debt balance as a result of the 2011 Term Loan Facility, which replaced the 2006 Term Loan Facility in August 2011.

Our debt at December 31, 2012 and 2011 is described in Note D Long-Term Debt in the Notes to Consolidated Financial Statements.

Interest Income

Year ended December 31, 2012 vs. Year ended December 31, 2011

Interest income decreased $0.2 million, or 63.5% in 2012 compared to 2011 due to lower average balances and lower returns on invested cash and cash equivalents in 2012.

Year ended December 31, 2011 vs. Year ended December 31, 2010

Interest income increased slightly in 2011 compared to 2010 due to higher returns on invested cash and cash equivalents in 2011.

Other Income and Expense

Year ended December 31, 2012 vs. Year ended December 31, 2011

Other expense, net, was $2.9 million in 2012, a $4.4 million change from other income, net of $1.5 million in 2011.  This change was primarily due to a $2.3 million gain on the sale of land adjacent to our Shopper’s Brea facility, and a $2.2 million change in net foreign currency transaction gains and losses.

Year ended December 31, 2011 vs. Year ended December 31, 2010

Other income, net, was $1.5 million in 2011, a $3.6 million change from other net expense of $2.1 million in 2010.  This change was primarily due to a $2.3 million gain on the sale of land adjacent to our Shopper’s Brea facility, and a $1.3 million change in net foreign currency transaction gains and losses.

Income Taxes

Year ended December 31, 2012 vs. Year ended December 31, 2011

Our income tax benefit of $23.2 million for 2012 resulted in an effective income tax rate of 24.1%.  The income tax benefit for 2012 reflects the $156.9 million impairment charge that resulted in a $44.8 million tax benefit in the second quarter of 2012.  In addition, the value of the net operating loss related to the Florida Shoppers operations at the beginning of 2012 is now attributed to continuing operations.  Excluding the impairment charges and the deduction related to the Florida net operating loss, 2012 tax expense would have been $23.0 million with an effective tax rate of 37.9%.  This compares to an income tax expense of $30.8 million and an effective tax rate 40.2% for 2011.

Year ended December 31, 2011 vs. Year ended December 31, 2010

Income taxes decreased $2.5 million in 2011 compared to 2010 due to lower pretax income levels, partially offset by a higher effective tax rate.  The effective income tax rate for 2011 was 40.2% compared to 37.6% in 2010.  The increase in the effective tax rate is primarily due to a reduction to our uncertain tax liabilities related to state income taxes in 2010.

Economic Climate and Impact on our Financial Statements

The economic climate in California and Florida had a negative impact on our Shoppers’ operations and cash flows for the year ended December 31, 2012, and our financial position at December 31, 2012.  This impact is reflected in our financial results, including the $165.3 million impairment charge related to goodwill and other intangible assets recorded in the second quarter of 2012.  Excluding the Florida Shoppers operations, which were sold at the end of 2012 and are reported as discontinued operations, the total impairment charge related to our Shoppers business was $156.9 million.  We cannot predict the duration of the current difficult economic environment in California, or the timing or magnitude of any subsequent improvement.  If the economic climate and markets we serve fail to improve (or deteriorate), we may record additional charges, including charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2012, cash and cash equivalents were $49.6 million, decreasing $37.1 million from cash and cash equivalents at December 31, 2011.  This net decrease was a result of net cash provided by operating activities of $76.3 million, offset by net cash used in investing activities of $13.8 million and net cash used in financing activities of $99.8 million.

Operating Activities

Net cash provided by operating activities in 2012 was $76.3 million, compared to $60.7 million in 2011.  The $15.6 million year-over-year increase was attributable to the changes within working capital assets and liabilities.

In 2012, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•                  A decrease in accounts receivable attributable to collection of the December 31, 2011 receivables as well as higher revenues in the fourth quarter of 2011 compared to the fourth quarter of 2012.  Days sales outstanding were approximately 64 days at December 31, 2012, which decreased from 66 days at December 31, 2011;

•                  A decrease in inventory due to purchasing and holding higher levels of newsprint inventory in prior periods in advance of increases in newsprint prices;

•                  An increase in prepaid expenses and other current assets due to timing of payments;

•                  A decrease in accounts payable due to lower overall production and distribution expense in the fourth quarter of 2011 than in the fourth quarter of 2012;

•                  A decrease in accrued payroll and related expenses due to the payment of 2011 incentive compensation and lower accrued incentive compensation at December 31, 2012 than at December 31, 2011;

•                  An increase in deferred revenue and customer advances due to timing of receipts;

•                  An increase in customer postage and program deposits due to the timing of a new customer rebate program; and

•                  A decrease in income taxes payable due to overpayment of estimated taxes payments in 2012.  The overpayment was the result of the loss on the sale of Florida Shoppers operations at the end of 2012.

Investing Activities

Net cash used in investing activities was $13.8 million in 2012, compared to $17.6 million in 2011.  The $3.7 million decrease is primarily the result of a $7.1 million decrease in capital spending in 2012 compared to 2011, partially offset by $3.4 million received in connection with the sale of land in 2011.

Financing Activities

Net cash used in financing activities was $99.8 million in 2012 compared to $42.2 million in 2011.  The $57.7 million increase is attributable to $55.6 million in higher net debt repayments in 2012 than in 2011 due to the five-year $122.5 million term loan facility obtained in August 2011.  The additional dividend in the fourth quarter of 2012 also contributed to this increase.  This increase was partially offset by a $4.0 million decrease in treasury stock purchases in 2012 compared to 2011.

Credit Facilities

On March 7, 2008, we entered into a four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent.  The 2008 Term Loan Facility matured on March 7, 2012, at which time we paid the remaining outstanding principal of $60.0 million using cash on hand.

On August 12, 2010, we entered into a new three-year $70 million revolving credit facility, which includes a $25 million accordion feature, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent.  The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility.  The 2010 Revolving Credit Facility matures on August 12, 2013.  For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate (as defined in the 2010 Revolving Credit Facility) for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio (as defined in the 2010 Revolving Credit Facility) then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the LIBOR rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum.  There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility.  The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect.  In addition, there is a letter of credit fee with respect to outstanding letters of credit.  That fee is calculated by applying a rate equal to the spread applicable to LIBOR based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.  We may elect to prepay any amounts drawn on the 2010 Revolving Credit Facility at any time.  At December 31, 2012, we did not have any outstanding amounts drawn against our 2010 Revolving Credit Facility.  At December 31, 2012, we had letters of credit totaling $9.5 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $60.5 million.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent.  The 2011 Term Loan Facility matures on August 16, 2016.  For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect.  We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.  At December 31, 2012, we had $110.3 million outstanding under the 2011 Term Loan Facility.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte-Hanks under our credit facilities.  As of December 31, 2012, we were in compliance with all of the covenants of our credit facilities.

Contractual Obligations

Contractual obligations at December 31, 2012 are as follows:

In thousands,	Total	2013	2014	2015	2016	2017	Thereafter
Debt	$110,250	$12,250	$15,313	$18,375	$64,312	$0	$0
Interest on debt (1)	7,005	2,369	2,085	1,699	852	0	0
Operating leases	49,273	15,689	12,762	7,884	5,510	3,937	3,491
Capital leases	671	369	212	73	16	1	0
Deferred compensation liability	2,830	702	702	352	0	0	1,074
Unfunded pension plan benefit payments	28,211	1,437	1,431	1,425	1,418	1,449	21,051
Other long-term obligations	194	122	55	17	0	0	0
Total contractual cash obligations	$198,434	$32,938	$32,560	$29,825	$72,108	$5,387	$25,616

(1)  Future interest amounts were estimated using the December 31, 2012 effective rate on our outstanding debt of 2.21%.

At December 31, 2012, we had total letters of credit in the amount of $9.9 million.  No amounts were drawn against these letters of credit at December 31, 2012.  These letters of credit renew annually and exist to support insurance programs relating to workers’ compensation, automobile and general liability.  We had no other off-balance sheet arrangements at December 31, 2012.

Dividends

We paid a quarterly dividend of 8.5 cents per share in each of the first three quarters of 2012 and two dividends of 8.5 cents per share in the fourth quarter of 2012.  The second dividend paid in the fourth quarter of 2012 was a one-time acceleration of the regular quarterly dividend we would have paid in the first quarter of 2013.  As a result, we do not anticipate paying a dividend in the first quarter of 2013.  We currently plan to pay a quarterly dividend of 8.5 cents per share in each of the second, third and fourth quarters of 2013, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.  We have paid consecutive quarterly dividends since the first quarter of 1995.

Share Repurchase

During 2012, we repurchased 0.7 million shares of our common stock for $4.4 million under our stock repurchase program that was publicly announced in August 2012.  Under this program our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  At December 31, 2012, we had authorization to spend $5.6 million to repurchase additional shares under this program.  From 1997 through December 2012, we have supported our stockholders by spending more than $1.2 billion to repurchase 65.6 million shares under this program and previously announced programs.

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

As of December 31, 2012, we had $60.5 million of unused borrowing capacity under our 2010 Revolving Credit Facility (which matures on August 12, 2013) and a cash balance of $49.6 million.  Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months.  Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate.  A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

Our 2010 Revolving Credit Facility matures in August 2013.  We believe that we will be able to obtain a replacement revolver facility in a similar amount and with similar terms.  However, if there are disruptions in the credit markets, we may be unable to obtain a replacement facility on acceptable terms or at all.  In that event, depending on our ability to generate sufficient cash flow from operations, our overall liquidity and ability to make payments on our indebtedness under our 2011 Term Loan Facility (which matures in August 2016) may be adversely impacted, and we may be required to seek one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise debt or equity capital.  We cannot assure you that any of these actions could be affected on a timely basis or on satisfactory terms, if at all.  In addition, our existing debt agreements contain restrictive covenants that may prohibit us from adopting one or more of these alternatives.

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

Revenue from services such as data processing, printing, personalization of communication pieces using laser and inkjet printing, targeted mail, and transportation logistics is recognized as the work is performed.  Revenue from these services is typically based on a fixed price or rate given to the client.  Postage costs of mailings in our direct mail business are borne by our clients and are not directly reflected in our revenues or expenses.

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

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection.  The methodology used to determine the minimum allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories.  The balance is also influenced by specific clients’ financial strength and circumstance.  Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible.  Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss).  We recorded bad debt expense of $1.1 million, $1.4 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012 and 2011, our allowance for doubtful accounts was $3.4 million and $3.2 million, respectively.  While we believe our reserve estimate to be appropriate, we may find it necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve.  Given the significance of accounts receivable to the consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense.  Our deductible for individual healthcare claims is $0.3 million.  Our deductible for workers’ compensation is $0.5 million.  We have a $0.3 million deductible for automobile and general liability claims.  Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims.  We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations.  At December 31, 2012 and 2011, our reserve for healthcare, workers’ compensation, automobile and general liability was $11.4 million and $12.1 million, respectively.  If ultimate losses were 10% higher than our estimate at December 31, 2012, net income would be impacted by approximately $0.7 million, net of taxes.  The amount that earnings would be impacted is dependent on the claim year and our deductible levels for that plan year.  Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss).  Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income (Loss).

Goodwill

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired.  We assess the impairment of our goodwill by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit.  Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, the amount and timing of expected future cash flows, and perpetual growth rates.  We have identified our reporting units as Direct Marketing and Shoppers.  At December 31, 2012 and 2011, the net book value of our goodwill was allocated to our reporting units as follows:

	December 31,
In thousands	2012	2011
Direct Marketing	$398,164	$398,164
Shoppers	10,551	167,487
Total goodwill	$408,715	$565,651

As a result of continuing revenue declines in Shoppers, and in conjunction with management’s evaluation of the business, the Company determined that a triggering event had occurred and that an interim step-one impairment test of Shoppers’ goodwill was warranted in connection with the preparation of its second quarter 2012 financial statements.  The fair value of the Shoppers unit was estimated using a discounted cash flow model and a cash flow multiple model, which were consistent with those used in our most recent annual impairment testing as of November 30, 2011.  The discounted cash flow and cash flow multiple models utilize projected financial results based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  The fair value of our Shoppers unit was estimated to be less than its related carrying value.  Management determined that the goodwill balance with respect to this reporting unit was impaired and step-two testing was deemed necessary.

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

The models used to value the total Shoppers unit in step-one relied heavily on management’s assumptions.  These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by FASB ASC 820 as they are unobservable.  The assumptions in step-one include discount rate, revenue growth rates, tax rates and operating margins.  The discount rate represents the expected return on capital of the Shoppers unit.  The discount rate was determined using a target structure of 30% debt and 70% equity.  We used the interest rate of a 30-year government security to determine the risk-free rate in our weighted average cost of capital calculation.  Projected growth rates and terminal growth rates are primarily driven by management’s best estimate of future performance, giving consideration to historical performance and existing and anticipated economic and competitive conditions.  Assumed tax rates represent management’s best estimates of blended federal and state income tax rates.  Operating margin assumptions are primarily driven by management’s best estimate of future performance, giving consideration to historical performance and existing and anticipated economic and competitive conditions.

The impairment analysis indicated that $156.9 million of goodwill was impaired and an impairment charge was recorded in the Consolidated Statements of Comprehensive Income (Loss) in the second quarter of 2012.  The Company had not previously recorded any goodwill impairments.  Therefore the amount of impairments recorded in the second quarter of 2012 represented the cumulative amount of goodwill impairment charges through June 30, 2012.

We performed our annual goodwill impairment testing for both the Direct Marketing and Shoppers segments as of November 30, 2012.  Consistent with prior periods, fair value was determined using a discounted cash flow model, a cash flow multiple model, and with consideration of our overall market capitalization.  Based on the results of our November 30, 2012 impairment tests, we did not record any additional impairment losses in 2012 related to goodwill.  We did not record an impairment loss related to goodwill in 2011 or 2010.

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

A summary of the critical assumptions utilized for our impairment testing in 2012 are outlined below. We believe this information, coupled with our sensitivity analysis, provide relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

For the annual goodwill impairment tests performed in 2012, we did not significantly change the methodology used in 2011 to determine the fair value of our reporting units.  We made changes to certain assumptions utilized in the models for 2011 compared with the prior year due to the U.S. and global economic environments, which affect Direct Marketing, and the economic environments in California and Florida, which affect Shoppers.

Sensitivity Analysis

The following is a sensitivity analysis on the impact of changes in certain assumptions to our overall conclusion concerning impairment of our goodwill balances.

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

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Determining the fair value of share-based awards requires judgment, including in some cases estimating expected term, volatility and dividend yield.  In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited.  If actual results differ significantly from some of these estimates, stock-based compensation expense and our results of operations could be materially impacted.  For the years ended December 31, 2012, 2011 and 2010, we recorded total stock-based compensation expense of $3.4 million, $5.0 million and $3.9 million, respectively.

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

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes the risk of loss arising from adverse changes in market rates and prices.  We face market risks related to interest rate variations and to foreign exchange rate variations.  From time to time, we may utilize derivative financial instruments to manage our exposure to such risks.

We are exposed to market risk for changes in interest rates related to our credit facilities.  Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.21% at December 31, 2012).  The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At December 31, 2011, our debt balance related to the 2011 Term Loan Facility was $110.3 million.  The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013.  At December 31, 2011, we did not have any debt outstanding under the 2010 Revolving Credit Facility.

Assuming the actual level of borrowings throughout 2012, and assuming a one percentage point change in the average interest rates, we estimate that our net income for 2012 would have changed by approximately $0.8 million.  Due to our overall debt level and cash balance at December 31, 2012, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.  At this time we are entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries.  Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real.  We monitor these risks throughout the normal course of business.  The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies.  Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss).  Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings.  A smaller portion of our transactions are denominated in currencies other than the respective local currencies.  For example, inter-company transactions that are expected to be settled in the near-term are denominated in

U.S. dollars.  Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction.  Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income (Loss).  Transactions such as these amounted to $1.6 million in pre-tax currency transaction losses in 2012.  At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control Over Financial Reporting are set forth in the Consolidated Financial Statements beginning on page F-1.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

Some of the information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2013 annual meeting of stockholders (2013 Proxy Statement), as indicated below.  Our 2013 Proxy Statement will be filed with the SEC not later than 120 days after December 31, 2012.  Because the 2013 Proxy Statement has not yet been finalized and filed, there may be certain discrepancies between the currently anticipated section headings specified below and the final section headings contained in the 2013 Proxy Statement.

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item regarding our directors and executive officers will be set forth in our 2013 Proxy Statement under the caption “Directors and Executive Officers”, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2013 Proxy Statement under the caption “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (Code of Ethics), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2013 Proxy Statement under the caption “Corporate Governance”, which information is incorporated herein by reference.

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

Management Certifications

In accordance with the Sarbanes-Oxley Act of 2002 and SEC rules thereunder, our Chief Executive Officer and Chief Financial Officer have signed certifications under Sarbanes-Oxley Section 302, which have been filed as exhibits to this Form 10-K.  In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE under Section 303A.12(a) of the NYSE listing standards on June 19, 2012.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2013 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2013 Proxy Statement under the caption “Compensation Committee Report” is not deemed to be “filed” with the SEC or subject to the liabilities of the 1934 Act.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners, management and directors will be set forth in our 2013 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2013 Proxy Statement under the caption “Executive Compensation - Equity Compensation Plan Information at Year-End 2012,” which information is incorporated herein by reference.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The information required by this item regarding transactions with related persons, including our policies and procedures for the review, approval or ratification of related person transactions that are required to be disclosed under the SEC’s rules and regulations, will be set forth in our 2013 Proxy Statement under the caption “Corporate Governance - Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2013 Proxy Statement under the caption “Corporate Governance—Independence of Directors,” which information is incorporated herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2013 Proxy Statement under the caption “Audit Committee and Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

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

HARTE-HANKS, INC.

By:	/s/ Larry Franklin
Larry Franklin
President and Chief Executive Officer

Date:	March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry Franklin		/s/ Douglas Shepard
Larry Franklin		Douglas Shepard
Chairman, President and Chief Executive Officer		Executive Vice President and
Date:	March 13, 2013	Chief Financial Officer
		Date:	March 13, 2013

/s/ Jessica Huff		/s/ Christopher M. Harte
Jessica Huff		Christopher M. Harte, Director
Vice President, Finance and		Date:	March 13, 2013
Chief Accounting Officer
Date:	March 13, 2013

/s/ Houston H. Harte		/s/ Judy C. Odom
Houston H. Harte, Vice Chairman		Judy C. Odom, Director
Date:	March 13, 2013	Date:	March 13, 2013

/s/ David L. Copeland		/s/ Karen A. Puckett
David L. Copeland, Director		Karen A. Puckett, Director
Date:	March 13, 2013	Date:	March 13, 2013

/s/ William F. Farley
William F. Farley, Director
Date:	March 13, 2013

Harte-Hanks, Inc. and Subsidiaries

All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harte-Hanks, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Harte-Hanks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

San Antonio, Texas

March 13, 2013

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included on pages F-2 and F-3 of this Form 10-K.

March 13, 2013

/s/ Larry Franklin
Larry Franklin
President and Chief Executive Officer

/s/ Douglas Shepard
Douglas Shepard
Executive Vice President and
Chief Financial Officer

/s/ Jessica Huff
Jessica Huff
Vice President, Finance and
Chief Accounting Officer

Harte-Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$49,648	$86,778
Accounts receivable (less allowance for doubtful accounts of $3,402 at December 31, 2012 and $3,230 at December 31, 2011)	141,347	154,333
Inventory	5,067	5,680
Prepaid expenses	9,178	8,781
Current deferred income tax asset	8,181	9,590
Prepaid income tax	4,491	0
Other current assets	7,588	6,476
Total current assets	225,500	271,638

Total assets of discontinued operations	0	16,188
Property, plant and equipment
Land	2,299	2,288
Buildings and improvements	33,767	34,221
Software	92,974	94,755
Equipment and furniture	158,639	157,404
Software development and equipment installations in progress	5,459	3,170
Gross property, plant and equipment	293,138	291,838
Less accumulated depreciation and amortization	(231,167)	(222,946)
Net property, plant and equipment	61,971	68,892

Goodwill	408,715	565,651
Other intangible assets (less accumulated amortization of $9,541 at December 31, 2012 and $9,296 at December 31, 2011)	5,259	5,504
Other assets	4,767	4,640
Total assets	$706,212	$932,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$12,250	$69,188
Accounts payable	42,187	45,588
Accrued payroll and related expenses	16,777	21,941
Deferred revenue and customer advances	36,924	36,575
Income taxes payable	1,518	4,594
Customer postage and program deposits	19,892	15,759
Other current liabilities	10,649	10,005
Total current liabilities	140,197	203,650

Total liabilities of discontinued operations	0	1,441
Long-term debt	98,000	110,250
Other long-term liabilities (including deferred income taxes of $53,935 at December 31, 2012 and $92,448 at December 31, 2011)	139,851	170,817
Total liabilities	378,048	486,158

Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized. 118,737,456 shares issued at December 31, 2012 and 118,487,455 shares issued at December 31, 2011	118,737	118,487
Additional paid-in capital	341,586	341,149
Retained earnings	1,165,952	1,276,266
Less treasury stock, 56,348,026 shares at cost at December 31, 2012 and 55,668,137 shares at cost at December 31, 2011	(1,248,377)	(1,244,224)
Accumulated other comprehensive loss	(49,734)	(45,323)
Total stockholders’ equity	328,164	446,355
Total liabilities and stockholders’ equity	$706,212	$932,513

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
In thousands, except per share amounts	2012	2011	2010

Operating revenues	$767,709	$811,636	$820,720
Operating expenses
Labor	332,784	348,637	342,434
Production and distribution	282,743	300,703	299,228
Advertising, selling, general and administrative	64,765	64,347	64,079
Impairment of goodwill	156,936	0	0
Depreciation and software amortization	20,176	19,622	21,443
Intangible asset amortization	245	229	290
Total operating expenses	857,649	733,538	727,474
Operating income (loss)	(89,940)	78,098	93,246
Other expenses (income)
Interest expense	3,574	3,184	2,824
Interest income	(91)	(249)	(200)
Other, net	2,863	(1,505)	2,136
	6,346	1,430	4,760
Income (loss) from continuing operations before income taxes	(96,286)	76,668	88,486
Income tax expense (benefit)	(23,182)	30,791	33,292
Income (loss) from continuing operations	(73,104)	45,877	55,194

Loss from discontinued operations, net of income taxes	(7,533)	(1,679)	(1,590)
Loss on sale, net of income taxes	(2,716)	0	0
Total discontinued operations	(10,249)	(1,679)	(1,590)

Net income (loss)	$(83,353)	$44,198	$53,604

Basic earnings (loss) per common share
Continuing operations	$(1.16)	$0.73	$0.87
Discontinued operations	$(0.17)	$(0.03)	$(0.03)
Basic earnings (loss) per common share	$(1.33)	$0.70	$0.84

Weighted-average common shares outstanding	62,887	63,173	63,616

Diluted earnings (loss) per common share
Continuing operations	$(1.16)	$0.72	$0.86
Discontinued operations	$(0.17)	$(0.02)	$(0.02)
Diluted earnings (loss) per common share	$(1.33)	$0.70	$0.84

Weighted-average common and common equivalent shares outstanding	62,887	63,552	64,139

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$(5,726)	$(10,304)	$(1,576)
Foreign currency translation adjustments	1,315	(1,337)	(136)
Total other comprehensive loss, net of tax	(4,411)	(11,641)	(1,712)
Comprehensive income (loss)	$(87,764)	$32,557	$51,892

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2012	2011	2010

Cash Flows from Operating Activities
Net income (loss)	$(83,353)	$44,198	$53,604
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	12,514	2,696	2,159
Loss on sale of discontinued operations	4,863	0	0
Impairment of goodwill	156,936	0	0
Depreciation and software amortization	20,176	19,622	21,443
Intangible asset amortization	245	229	290
Stock-based compensation	3,412	4,988	3,907
Excess tax benefits from stock-based compensation	(57)	(215)	0
Net pension cost (payments)	158	(175)	(1,531)
Deferred income taxes	(43,515)	10,387	7,369
Other, net	36	(2,162)	186
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	12,986	(5,258)	(9,314)
Decrease (increase) in inventory	613	238	(1,714)
Increase in prepaid expenses and other current assets	(1,510)	(197)	(382)
(Decrease) increase in accounts payable	(3,401)	(9,357)	12,162
(Decrease) increase in other accrued expenses and other liabilities	(8,008)	(2,105)	6,499
Other, net	(248)	(1,182)	232
Net cash provided by continuing operations	71,847	61,707	94,910
Net cash provided by (used in) discontinued operations	4,476	(1,042)	959
Net cash provided by operating activities	76,323	60,665	95,869

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	0	0	(12,904)
Purchases of property, plant and equipment	(13,856)	(20,970)	(17,201)
Proceeds from the sale of property, plant and equipment	98	3,483	84
Net cash flows from investing activities within discontinued operations	(86)	(64)	(125)
Net cash used in investing activities	(13,844)	(17,551)	(30,146)

Cash Flows from Financing Activities
Borrowings	0	122,500	0
Repayment of borrowings	(69,188)	(136,062)	(46,688)
Debt financing costs	(0)	(811)	(491)
Issuance of common stock	660	713	75
Excess tax benefits from stock-based compensation	57	215	0
Purchase of treasury stock	(4,402)	(8,363)	0
Dividends paid	(26,961)	(20,370)	(19,141)
Net cash used in financing activities	(99,834)	(42,178)	(66,245)

Effect of exchange rate changes on cash and cash equivalents	225	(154)	(80)
Net increase (decrease) in cash and cash equivalents	(37,130)	782	(602)
Cash and cash equivalents at beginning of year	86,778	85,996	86,598
Cash and cash equivalents at end of year	$49,648	$86,778	$85,996

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Equity

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands, except per share amounts	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at December 31, 2009	$118,243	$333,612	$1,217,975	$(1,236,217)	$(31,970)	$401,643
Exercise of stock options and release of nonvested shares	53	22	0	(124)	0	(49)
Net tax effect of stock options exercised and release of nonvested shares	0	(588)	0	0	0	(588)
Stock-based compensation	0	3,907	0	0	0	3,907
Dividends paid ($0.30 per share)	0	0	(19,141)	0	0	(19,141)
Treasury stock issued	0	(158)	0	317	0	159
Net income	0	0	53,604	0	0	53,604
Other comprehensive loss	0	0	0	0	(1,712)	(1,712)
Balance at December 31, 2010	$118,296	$336,795	$1,252,438	$(1,236,024)	$(33,682)	$437,823
Exercise of stock options and release of nonvested shares	191	522	0	(193)	0	520
Net tax effect of stock options exercised and release of nonvested shares	0	(959)	0	0	0	(959)
Stock-based compensation	0	4,988	0	0	0	4,988
Dividends paid ($0.32 per share)	0	0	(20,370)	0	0	(20,370)
Treasury stock issued	0	(197)	0	356	0	159
Purchase of treasury stock	0	0	0	(8,363)	0	(8,363)
Net income	0	0	44,198	0	0	44,198
Other comprehensive loss	0	0	0	0	(11,641)	(11,641)
Balance at December 31, 2011	$118,487	$341,149	$1,276,266	$(1,244,224)	$(45,323)	$446,355
Exercise of stock options and release of nonvested shares	250	410	0	(205)	0	455
Net tax effect of stock options exercised and release of nonvested shares	0	(3,082)	0	0	0	(3,082)
Stock-based compensation	0	3,412	0	0	0	3,412
Dividends paid ($0.43 per share)	0	0	(26,961)	0	0	(26,961)
Treasury stock issued	0	(303)	0	454	0	151
Purchase of treasury stock	0	0	0	(4,402)	0	(4,402)
Net loss	0	0	(83,353)	0	0	(83,353)
Other comprehensive loss	0	0	0	0	(4,411)	(4,411)
Balance at December 31, 2012	$118,737	$341,586	$1,165,952	$(1,248,377)	$(49,734)	$328,164

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note A — Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements present the financial position and the results of operations and cash flows of Harte-Hanks, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

As used in this report, the terms “Harte-Hanks,” “we,” “us,” or “our” may refer to Harte-Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Discontinued Operations

As discussed in Note P, Discontinued Operations, we sold the assets of our Florida Shoppers operations on December 31, 2012.  The operating results and related balances of our Florida Shoppers, including the loss on the sale, are being reported as discontinued operations in the Consolidated Financial Statements.  Unless otherwise stated, amounts related to the Florida Shoppers operations are excluded from the Notes to Consolidated Financial Statements for all years presented.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified for comparative purposes.  In the Consolidated Balance Sheets, amounts related to postage advances from our Direct Marketing customers were previously included in the line item “Other current liabilities”.  These postage advances are now being disclosed as a separate line item titled “Customer postage and program deposits”.  Previously we had disclosed these postage advance amounts in our Notes to Consolidated Financial Statements.

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

Operating Expense Presentation in Consolidated Statements of Comprehensive Income (Loss)

The “Labor” line in the Consolidated Statements of Comprehensive Income (Loss) includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs.  The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation or amortization.

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

Revenue from services such as data processing, printing, personalization of communication pieces using laser and inkjet printing, targeted mail, and transportation logistics is recognized as the work is performed.  Revenue from these services is typically based on a fixed price or rate given to the client.  Postage costs of mailings in our direct mail business are borne by our clients and are not directly reflected in our revenues or expenses.

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

The revenue allocated to PCS is recognized ratably over the term of the support period.  Revenue allocated to professional services is recognized as the services are performed.  The revenue allocated to software products, including time-based software licenses, is recognized, if collection is probable, upon execution of a licensing agreement and shipment of the software or ratably over the term of the license, depending on the structure and terms of the arrangement.  If the licensing agreement is for a term of a year or less and includes PCS, we recognize the software and the PCS revenue ratably over the term of the license.

For certain non-software arrangements, we enter into contracts that include delivery of a combination of our service offerings.  Such arrangements are divided into separate units of accounting, provided that the delivered element(s) has stand-alone value and objective and reliable evidence of the fair value of the undelivered element(s) exist(s).

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

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection.  The methodology used to determine the minimum allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories.  The balance is also influenced by specific clients’ financial strength and circumstance.  Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible.  Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss).  The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
In thousands	2012	2011	2010
Balance at beginning of year	$3,230	$3,096	$2,784
Additions charged to expense	1,099	1,396	1,602
Amounts recovered against the allowance, net of charges	(927)	(1,262)	(1,290)
Balance at end of year	$3,402	$3,230	$3,096

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

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the second quarter of 2012 we wrote off $0.6 million of software related to various unprofitable digital initiatives in our Shoppers business, including SaverTime and mobile apps.  The discontinuance of these initiatives was part of our continued efforts to reduce expenses in our Shoppers business as a result of our financial performance and the poor economic conditions in the areas in which our Shoppers operate.  We did not record an impairment of long-lived assets in 2011 or 2010.

In December 2011 we sold a vacant piece of land adjacent to our Shoppers’ Brea, California facility for $3.4 million.  We recognized a gain of $2.3 million on this transaction.

Property, plant and equipment includes capital lease assets.  Capital lease assets at December 31, 2012 and 2011 consisted of:

	December 31,
In thousands	2012	2011
Equipment and furniture	$2,774	$2,749
Less accumulated amortization	(1,604)	(1,606)
Net book value	$1,170	$1,143

Amortization expense related to capital lease assets was $0.5 million, $0.4 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Depreciation and amortization on the remaining property plant and equipment was $19.6 million, $19.2 million and $20.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill and Other Intangibles

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired.  Other intangibles with definite and indefinite useful lives are recorded at fair value at the date of the acquisition.  The Company tests its goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and as of an interim date should factors or indicators become apparent that would require an interim test.  The company assesses the impairment of its goodwill by determining the fair value of each of its reporting units and comparing the fair value to the carrying value for each reporting unit.  Fair values of our reporting units and other intangibles with indefinite useful lives have been determined using discounted cash flow and cash flow multiple methodologies.  Our overall market capitalization also was considered when evaluating the fair values of our reporting units.  Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value.  As a result of continuing revenue declines in Shoppers, and in conjunction with management’s evaluation of the business, the Company determined that a triggering event had occurred in the second quarter of 2012.  The subsequent goodwill impairment testing resulted in impairment charges in the second quarter of 2012 of $156.9 million.  We also recorded $8.4 million in impairment charges related to trade names and client relationships associated with the Tampa Flyer, which are part of the Florida Shoppers operations and included in discontinued operations.  We have not recorded any other impairments of goodwill or other intangible assets in our continuing operations in any of the years during the three-year period ended December 31, 2012.

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

Stock-Based Compensation

All share-based awards are recognized as operating expense in the “Labor” line of the Consolidated Statements of Comprehensive Income (Loss).  Calculated expense is based on the fair values of the awards on the date of grant and is recognized over the requisite service period.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense.  Our deductible for individual healthcare claims is $0.3 million.  Our deductible for workers’ compensation is $0.5 million.  We have a $0.3 million deductible for automobile and general liability claims.  Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims.  We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations.  At December 31, 2012 and 2011, our reserve for healthcare, workers’ compensation, automobile and general liability was $11.4 million and $12.1 million, respectively.  Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss).  Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income (Loss).

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

Recent Accounting Pronouncements

In the first quarter of 2012, we adopted Accounting Standards Updates (ASU) 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and provides the option to present the components of net income and comprehensive income in either one combined financial statement or two consecutive financial statements.  We previously presented the components of comprehensive income in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (now titled Consolidated Statements of Changes in Equity).  In connection with this adoption we have presented the components of net income and comprehensive income in one combined financial statement, the Consolidated Statements of Comprehensive Income (Loss).  The adoption of ASU 2011-05 did not affect our operating results, cash flows or financial position.

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

Note B — Acquisitions

On August 31, 2010, we acquired Information Arts (UK) Limited (Information Arts).  Based in the United Kingdom, Information Arts is a provider of data-driven marketing insight to business-to-business marketers across Europe — and increasingly across the globe.  Information Arts delivers data to improve multichannel marketing effectiveness.  This insight is derived from profiling, segmentation, modeling and other analytics, and drives engagements that include marketing data management, data hygiene, data acquisition and data planning.  Information Arts and Harte-Hanks’ other marketing offerings in Europe are being combined to deliver multichannel Demand Center solutions - integrated lead generation and lead management programs.  Goodwill of $12.8 million and intangible assets subject to amortization of $0.5 million have been recognized in this transaction and assigned to the Direct Marketing segment.

The total cost of the acquisition in 2010 was $12.9 million, all paid in cash.  The operating results of this acquisition have been included in the accompanying Consolidated Financial Statements from the date of the acquisition.  We did not make any acquisitions in 2012 or 2011.

We have not disclosed proforma amounts including the operating results of this acquisition as the effect on our operating results is not considered material.

Note C — Fair Value of Financial Instruments

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values.  These instruments include cash and cash equivalents, accounts receivable and trade payables.  The fair value of our outstanding debt is disclosed in Note D, Long-Term Debt.  The fair value of the assets in our funded pension plan is disclosed in Note G, Employee Benefit Plans.  As discussed in Note F, Goodwill and Other Intangible Assets, in the second quarter of 2012, the fair value of our Shoppers unit was calculated in relation to a step-one impairment analysis, and the fair value of Shoppers’ PP&E, goodwill and other intangible assets were calculated in relation to a step-two impairment analysis.

Note D — Long-Term Debt

Our long-term debt obligations at year-end were as follows:

	December 31,
In thousands	2012	2011
2008 Term Loan Facility, various interest rates based on LIBOR, due March 7, 2012	0	60,000
2010 Revolving Credit Facility, various interest rates based on LIBOR, due August 12, 2013 ($60.5 million capacity at December 31, 2012)	0	0
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.21% at December 31, 2012), due August 16, 2016	110,250	119,438
Total debt	110,250	179,438
Less current maturities	12,250	69,188
Total long-term debt	$98,000	$110,250

The carrying values and estimated fair values of our outstanding debt at year-end were as follows:

	December 31,
	2012		2011
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value
Total debt	$110,250	$110,250	$179,438	$179,286

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

On August 12, 2010, we entered into a three-year $70 million revolving credit facility, which includes a $25 million accordion feature, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent.  The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility.  The 2010 Revolving Credit Facility matures on August 12, 2013.  For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate (as defined in the 2010 Revolving Credit Facility) for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio (as defined in the 2010 Revolving Credit Facility) then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the LIBOR rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum.  There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility.  The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect.  In addition, there is a letter of credit fee with respect to outstanding letters of credit.  That fee is calculated by applying a rate equal to the spread applicable to LIBOR based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.  We may elect to prepay the 2010 Revolving Credit Facility at any time without incurring any prepayment penalties.  At December 31, 2012 we had letters of credit totaling $9.5 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $60.5 million.  Our 2010 Revolving Credit Facility matures in August 2013.  We believe that we will be able to obtain a replacement revolver facility in a similar amount and with similar terms.

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

The future minimum principal payments related to our debt at December 31, 2012 are as follows:

In thousands
2013	$12,250
2014	15,313
2015	18,375
2016	64,312
2017	0
$110,250

Cash payments for interest were $3.2 million, $3.2 million, and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note E — Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2012	2011	2010
Current
Federal	$14,505	$12,507	$20,296
State and local	3,950	5,843	4,009
Foreign	1,878	2,054	1,618
Total current	$20,333	$20,404	$25,923

Deferred
Federal	$(34,916)	$10,267	$7,830
State and local	(7,721)	237	(146)
Foreign	(878)	(117)	(315)
Total deferred	$(43,515)	$10,387	$7,369

Total income tax expense (benefit)	$(23,182)	$30,791	$33,292

The United States and foreign components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
In thousands	2012	2011	2010
United States	$(100,191)	$69,941	$83,388
Foreign	3,905	6,727	5,098
Total income (loss) from continuing operations before income taxes	$(96,286)	$76,668	$88,486

The differences between total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2012	Rate	2011	Rate	2010	Rate
Computed expected income tax expense (benefit)	$(33,700)	-35%	$26,834	35%	$30,970	35%
Net effect of state income taxes	2,907	3%	3,952	5%	2,290	3%
Production activities deduction	0	0%	0	0%	(469)	-1%
Goodwill impairment	8,765	9%	0	0%	0	0%
Change in beginning of year valuation allowance	(1,225)	-1%	(117)	0%	40	0%
Other, net	71	0%	122	0%	461	1%
Income tax expense (benefit) for the period	$(23,182)	-24%	$30,791	40%	$33,292	38%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2012	2011	2010
Continuing operations	$(23,182)	$30,791	$33,292
Discontinued operations	(4,981)	(1,016)	(569)
Loss on sale	(2,147)	0	0
Stockholders’ equity	(736)	(5,910)	(463)
Total	$(31,046)	$23,865	$32,260

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2012	2011
Deferred tax assets
Deferred compensation and retirement plan	$31,515	$27,039
Accrued expenses not deductible until paid	5,459	6,570
Employee stock-based compensation	4,000	6,426
Accrued payroll not deductible until paid	2,363	3,573
Accounts receivable, net	1,963	1,221
Other, net	158	185
State income tax	69	494
Federal net operating loss carryforwards	151	151
Foreign net operating loss carryforwards	2,439	2,590
State net operating loss carryforwards	2,214	1,206
Total gross deferred tax assets	50,331	49,455
Less valuation allowance	(2,439)	(3,638)
Net deferred tax assets	$47,892	$45,817

Deferred tax liabilities
Property, plant and equipment	$(11,787)	$(16,298)
Goodwill and other intangibles	(81,859)	(112,377)
Total gross deferred tax liabilities	(93,646)	(128,675)
Net deferred tax liabilities	$(45,754)	$(82,858)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2012 and 2011.

Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related assets and liabilities that give rise to the temporary difference.  There are approximately $39.7 million and $36.2 million of deferred tax assets related to non-current items that are netted with long-term deferred tax liabilities at December 31, 2012 and 2011, respectively.

Harte-Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions.  For U.S. federal, U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at January 1, 2011	$371
Additions for current year tax positions	$0
Additions for prior year tax positions	27
Reductions for prior year tax positions	0
Lapse of statute	(230)
Settlements	(77)
Balance at December 31, 2011	$91

Additions for current year tax positions	$0
Additions for prior year tax positions	0
Reductions for prior year tax positions	0
Lapse of statute	(40)
Settlements	0
Balance at December 31, 2012	$51

Included in the balance as of December 31, 2012 are $0.1 million of federally effected unrecognized tax benefits that, if recognized, would impact the effective tax rate.  We anticipate that it is reasonably possible that we will have a reduction in the liability of up to $0.1 million during 2013 as a result of lapsing statutes.

We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss).  We recognized $0.1 million in tax benefits for the reduction of accrued interest and penalties associated with the reduction of the liability for unrecognized tax benefits during each of the years ended December 31, 2012 and 2011.  We did not have any interest and penalties accrued at December 31, 2012 or 2011.

As of December 31, 2012, we had net operating loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2026.

The valuation allowance for deferred tax assets as of January 1, 2011, was $3.7 million.  The valuation allowance at December 31, 2012 and 2011 relates to foreign and state net operating loss carryforwards, which are not expected to be realized.  As part of our assessment of the realizability of our deferred tax assets, and based on the expectations of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, we reduced our January 1, 2012 valuation allowance associated with the Florida Shoppers net operating loss by $1.0 million.

Deferred income taxes have not been provided on the undistributed earnings of our foreign subsidiaries as these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries.  As of December 31, 2012, the cumulative undistributed earnings of these subsidiaries were approximately $4.4 million.  If those earnings were not considered permanently reinvested, U.S. federal deferred income taxes would have been recorded, after consideration of U.S. foreign tax credits.  However, it is not practicable to estimate the amount of additional taxes which may be payable upon distributions.

Cash payments for income taxes were $13.6 million, $15.5 million and $28.2 million in 2012, 2011 and 2010, respectively.

Note F — Goodwill and Other Intangible Assets

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

Prior to the sale of our Florida Shoppers in 2012, our Shoppers business operated in regional markets in both California and Florida and was greatly affected by the strength of the state and local economies.  Revenues from our Shoppers business were largely dependent on local advertising expenditures in the areas of California and Florida in which we operated.  During 2012, the poor economic conditions that we have experienced since the second half of 2007 in California and Florida continued.  These conditions were initially created by weakness in the real estate and associated financing markets and have spread and persist across virtually all categories.  Management sees little, if any, improvement in the California and Florida economies and the Company expects to have further challenges before performance improves.  In response, during the first half of 2012, the Company continued its efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring and the discontinuation of a number of unprofitable digital initiatives, including SaverTime and mobile apps.

As a result of continuing revenue declines in Shoppers, and in conjunction with management’s evaluation of the business, the Company determined that a triggering event had occurred and that an interim step-one impairment test of Shoppers’ goodwill was warranted in connection with the preparation of its second quarter 2012 financial statements.  The fair value of the Shoppers unit was estimated using a discounted cash flow model and a cash flow multiple model, which were consistent with those used in our most recent annual impairment testing as of November 30, 2011.  The fair value of our Shoppers unit was estimated to be less than its related carrying value.  Management determined that the goodwill balance with respect to this reporting unit was impaired and step-two testing was deemed necessary.

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

The models used to value the total Shoppers unit in step-one relied heavily on management’s assumptions.  These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by FASB ASC 820 as they are unobservable.  The assumptions in step-one include discount rate, revenue growth rates, tax rates and operating margins. The discount rate represents the expected return on capital of the Shoppers unit.  The discount rate was determined using a target structure of 30% debt and 70% equity.

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

The impairment analysis indicated that $156.9 million of goodwill and $8.4 million of other intangibles, relating to trade names and client relationships associated with the Tampa Flyer (included in the Florida Shoppers operations) acquisition in April 2005, were impaired.  As a result, a total impairment charge of $165.3 million was recorded in the Consolidated Statements of Comprehensive Income (Loss) in the second quarter of 2012.  The Company had not previously recorded impairments of either goodwill or other intangible assets.  Therefore the amount of impairments recorded in the second quarter of 2012 represents the cumulative amount of goodwill and other intangible asset impairment charges through June 30, 2012.

We performed our annual goodwill impairment testing for both the Direct Marketing and Shoppers segments as of November 30, 2012.  Consistent with prior periods, fair value was determined using a discounted cash flow model, a cash flow multiple model, and with consideration of our overall market capitalization.  Based on the results of our November 30, 2012 impairment tests, we did not record any additional impairment losses in 2012 related to goodwill.  We did not record an impairment loss related to goodwill in 2011 or 2010.

The Company continues to monitor potential triggering events, including changes in the business climate in which it operates, attrition of key personnel, the current volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in additional impairment charges in the future.

Excluding the Florida Shoppers operations, which were sold in 2012 and are included in discontinued operations in our Consolidated Financial Statements, the total impairment charge related to our Shoppers business was $156.9 million, all of which related to goodwill.

The changes in the carrying amount of goodwill are as follows:

	Direct
In thousands	Marketing	Shoppers	Total
Balance at December 31, 2010	$398,164	$167,487	$565,651

Purchase consideration	0	0	0
Impairment	0	0	0
Balance at December 31, 2011	$398,164	$167,487	$565,651

Purchase consideration	0	0	0
Impairment	0	(156,936)	(156,936)
Balance at December 31, 2012	$398,164	$10,551	$408,715

Other intangibles with indefinite useful lives relate to trade names associated with the Aberdeen acquisition in September 2006.  Excluding the Florida Shoppers operations, we did not record an impairment loss related to other intangibles with indefinite lives in any of the years in the three year period ended December 31, 2012.  All other intangible asset balances and activity related to the Florida Shoppers operations have been excluded from the following rollforward table.

The changes in the carrying amount of other intangibles with indefinite lives are as follows:

	Direct
In thousands	Marketing	Shoppers	Total
Balance at December 31, 2010	$5,000	$0	$5,000

Purchase consideration	0	0	0
Impairment	0	0	0
Balance at December 31, 2011	$5,000	$0	$5,000

Purchase consideration	0	0	0
Impairment	0	0	0
Balance at December 31, 2012	$5,000	$0	$5,000

Other intangibles with definite useful lives all relate to contact databases, client relationships and non-compete agreements.  Other intangible assets with definite useful lives are amortized on a straight-line basis over their respective estimated useful lives, typically a period of 3 to 10 years, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Excluding the Florida Shoppers operations, we did not record an impairment loss related to other intangibles with definite useful lives in any of the years in the three year period ended December 31, 2012.  All other intangible asset balances and activity related to the Florida Shoppers operations have been excluded from the following rollforward table.

The changes in the carrying amount of other intangibles with definite lives are as follows:

	Direct
In thousands	Marketing	Shoppers	Total
Balance at December 31, 2010	$733	$0	$733

Purchase consideration	0	0	0
Amortization	(229)	0	(229)
Impairment	0	0	0
Balance at December 31, 2011	$504	$0	$504

Purchase consideration	0	0	0
Amortization	(245)	0	(245)
Impairment	0	0	0
Balance at December 31, 2012	$259	$0	$259

Amortization expense related to other intangibles with definite useful lives was $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Expected amortization expense for the next five years is as follows:

In thousands
2013	$207
2014	$52
2015	$0
2016	$0
2017	$0

Note G — Employee Benefit Plans

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible.  In conjunction with significant enhancements to the 401(k) plan, we elected to freeze benefits under this defined benefit pension plan (frozen pension plan) as of December 31, 1998.

In 1994, we adopted a non-qualified, unfunded, supplemental pension plan (supplemental pension plan) covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from the principal pension plan were it not for limitations imposed by income tax regulation.  The benefits under this supplemental pension plan will continue to accrue as if the principal pension plan had not been frozen.

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

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$160,225	$147,721
Service cost	467	457
Interest cost	7,841	8,118
Actuarial loss	18,745	11,533
Benefits paid	(8,201)	(7,604)
Benefit obligation at end of year	$179,077	$160,225

Change in plan assets
Fair value of plan assets at beginning of year	$93,002	$97,497
Actual return on plan assets	9,952	(3,185)
Contributions	7,421	6,294
Benefits paid	(8,201)	(7,604)
Fair value of plan assets at end of year	$102,174	$93,002

Funded status at end of year	$(76,903)	$(67,223)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2012	2011
Other current liabilities	$1,437	$1,068
Other long-term liabilities	75,466	66,155
	$76,903	$67,223

The following amounts have been recognized in accumulated other comprehensive loss at December 31:

In thousands	2012	2011
Net loss	$54,431	$48,702
Prior service cost	0	3
	$54,431	$48,705

We plan to make total contributions of $4.6 million to our frozen pension plan in 2013 in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2013 other than to the extent needed to cover benefit payments.  We expect benefit payments under this supplemental pension plan to total $1.4 million in 2013.  In the event of a change of control, as defined in the plan document, this supplemental pension plan is required to be fully funded.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
In thousands	2012	2011
Projected benefit obligation	$179,077	$160,255
Accumulated benefit obligation	$177,442	$158,097
Fair value of plan assets	$102,174	$93,002

The unfunded, supplemental pension plan had an accumulated benefit obligation of $26.6 million and $23.5 million at December 31, 2012 and 2011, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive loss:

	Year Ended December 31,
In thousands	2012	2011	2010
Net Periodic Benefit Cost (Pre-tax)
Service cost	$467	$457	$341
Interest cost	7,841	8,118	7,984
Expected return on plan assets	(6,733)	(7,022)	(6,163)
Amortization of prior service cost	4	49	54
Recognized actuarial loss	5,999	4,519	4,081
Net periodic benefit cost	$7,578	$6,121	$6,297

Amounts Recognized in Other Comprehensive Loss (Pre-tax)
Net loss	$9,548	$17,222	$2,681
Prior service cost	(4)	(49)	(54)
Total cost recognized in other comprehensive loss	$9,544	$17,173	$2,627

Net cost recognized in net periodic benefit cost and other comprehensive loss	$17,122	$23,294	$8,924

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 is $6.6 million.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.02%	5.62%	6.20%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	3.00%	4.00%	4.00%

	December 31,
	2012	2011
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.15%	5.02%
Rate of compensation increase	3.00%	4.00%

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

The funded pension plan assets as of December 31, 2012 and 2011, by asset category, are as follows:

In thousands	2012	%	2011	%
Equity securities	$64,565	63%	$59,659	64%
Debt securities	30,881	30%	28,238	30%
Other	6,728	7%	5,105	6%
Total plan assets	$102,174	100%	$93,002	100%

The current economic environment presents employee benefit plans with unprecedented circumstances and challenges, which, in some cases over the last several years, have resulted in large declines in the fair value of investments.  The fair values presented have been prepared using values and information available as of December 31, 2012.

The following tables present the fair value measurements of the assets in our funded pension plan:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
In thousands	2012	(Level 1)	(Level 2)	(Level 3)
Equity securities	$64,565	$64,565	$0	$0
Debt securities	30,881	30,881	0	0
Other	6,728	6,580	148	0
Total	$102,174	$102,026	$148	$0

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
In thousands	2011	(Level 1)	(Level 2)	(Level 3)
Equity securities	$59,659	$59,659	$0	$0
Debt securities	28,238	28,238	0	0
Other	5,105	5,105	0	0
Total	$93,002	$93,002	$0	$0

Assets with estimated fair values measured using Level 2 inputs represent unlisted depository receipts.  The fair value of these depository receipts were calculated by our trustee using broker’s quotes.

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

The following table presents the investments that represented 5% or more of the funded pension plan’s assets as of December 31, 2012 and 2011:

In thousands	2012	%	2011	%
LM Institutional Fund Advisors I, Inc. Western Asset Core Plus	$16,793	15%	$15,470	17%
State Street Government STIF 15	$14,419	13%	$5,109	6%
PIMCO Total Return Fund Institutional Class	$14,088	13%	$12,765	14%

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

The expected future pension benefit payments for the next ten years as of December 31, 2012 are as follows:

In thousands
2013	$8,440
2014	8,695
2015	8,947
2016	9,154
2017	9,371
2018 - 2022	50,576
$95,183

We also sponsor a 401(k) retirement plan in which we match a portion of employees’ voluntary before-tax contributions.  Under this plan, both employee and matching contributions vest immediately.  Total 401(k) expense recognized in 2012, 2011 and 2010 was $5.0 million, $5.2 million and $5.3 million, respectively.

Note H — Stockholders’ Equity

We paid a quarterly dividend of 8.5 cents per share in each of the first three quarters of 2012 and two dividends of 8.5 cents per share in the fourth quarter of 2012.  The second dividend paid in the fourth quarter of 2012 was a one-time acceleration of the regular quarterly dividend we would have ordinarily paid in the first quarter of 2013.  As a result, we do not anticipate paying a dividend in the first quarter of 2013.  We currently plan to pay a quarterly dividend of 8.5 cents per share in each of the second, third and fourth quarters of 2013, although any actual dividend declaration can be made only upon approval of our Board of Directors, based on its business judgment.  We paid a quarterly dividend of 8.0 cents per share in each of the quarters in 2011 and 7.5 cents per share in each of the quarters in 2010.

During 2012, we repurchased 0.7 million shares of our common stock for $4.4 million under our stock repurchase program that was publicly announced in August 2012.  Under this program our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  As of December 31, 2012, we had authorization to spend $5.6 million to repurchase additional shares under this program.  From January 1997 through December 2012, we have spent more than $1.2 billion to repurchase 65.6 million shares under this program and previously announced programs.

During 2012, we received 22,168 shares of our common stock, with an estimated market value of $0.2 million, in connection with stock option exercises and the vesting of non-vested shares.  Since January 1997, we have received 1.9 million shares in connection with stock option exercises and the vesting of non-vested shares.

Note I — Stock-Based Compensation

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Income (Loss).  For the years ended December 31, 2012, 2011 and 2010, we recorded total stock-based compensation expense of $3.4 million, $5.0 million and $3.9 million, respectively.  $0.5 million of the 2011 stock-based compensation related to the retirement of the President of Harte-Hanks Shoppers.  In connection with his retirement on August 31, 2011, all of his unvested stock-based awards vested.

In May 2005, we adopted the 2005 Omnibus Incentive Plan (2005 Plan), a stockholder approved plan, pursuant to which we may issue equity securities to directors, officers and key employees.  Under the 2005 Plan we have awarded stock options, non-vested shares and performance stock units.  The 2005 Plan replaced the 1991 Stock Option Plan (1991 Plan), a stockholder approved plan, pursuant to which we issued stock options to directors, officers and key employees.  No additional options will be granted under the 1991 Plan.  As of December 31, 2012, there were 3.6 million shares available for grant under the 2005 Plan.

Stock Options

Under the 2005 Plan, all options have been granted at exercise prices equal to the market value of the common stock on the grant date (2005 Plan options).  All 2005 Plan options granted prior to 2011 become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant.  All options granted in 2011 and 2012 become exercisable in 25% increments on the first, second, third and fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant.  As of December 31, 2012, 2005 Plan options to purchase 4.1 million shares were outstanding with exercise prices ranging from $6.04 to $28.85 per share.

Under the 1991 Plan, options were granted at exercise prices equal to the market value of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market value of the common stock (1991 Plan performance options).  1991 Plan market price options become exercisable in 25% increments on the second, third, fourth and fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant.  As of December 31, 2012, 1991 Plan market price options to purchase 1.0 million shares were outstanding with exercise prices ranging from $17.45 to $25.63 per share.  No 1991 Plan performance options have been granted since January 1999, and all remaining 1991 Plan performance options were exercised in January 2009.

All options granted under the 1991 Plan and 2005 Plan vest in full upon a change of control (as defined in each plan).

The following summarizes all stock option activity during the years ended December 31, 2012, 2011 and 2010:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Option Price	Term (Years)	(Thousands)
Options outstanding at December 31, 2009	6,995,649	$16.63

Granted	1,514,500	11.89
Exercised	(5,550)	13.64		$7
Unvested options forfeited	(282,196)	12.60
Vested options expired	(649,393)	16.50
Options outstanding at December 31, 2010	7,573,010	$15.85

Granted	420,500	11.68
Exercised	(118,250)	6.04		$717
Unvested options forfeited	(363,192)	11.17
Vested options expired	(758,440)	18.16
Options outstanding at December 31, 2011	6,753,628	$15.75

Granted	970,500	8.98
Exercised	(106,375)	6.04		$297
Unvested options forfeited	(798,311)	10.28
Vested options expired	(1,712,813)	19.33
Options outstanding at December 31, 2012	5,106,629	$14.32	5.51	$0

Exercisable at December 31, 2012	2,850,335	$18.06	3.69	$0

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2012.  The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2012 and the exercise price for each in-the-money option.  This value fluctuates with the changes in the price of our common stock.  The intrinsic value is zero at December 31, 2012 as the exercise prices of all outstanding options are above the closing price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2012:

		Outstanding		Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price
$ 0.00 – 6.99	1,008,750	$6.04	5.90	535,250	$6.04
$ 7.00 – 10.99	933,000	$8.81	9.30	15,000	$7.86
$11.00 – 11.99	860,625	$11.90	6.90	291,125	$11.90
$12.00 – 15.99	684,626	$14.36	6.03	389,332	$15.16
$16.00 – 24.49	657,216	$21.10	1.35	657,216	$21.10
$24.50 – 28.85	962,412	$25.87	2.64	962,412	$25.87
	5,106,629	$14.32	5.51	2,850,335	$18.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Expected term (in years)	6.25	6.25	6.75
Expected stock price volatility	44.24%	39.76%	36.03%
Risk-free interest rate	1.05%	2.43%	2.70%
Expected dividend yield	3.41%	2.42%	2.42%

Expected term is estimated using the simplified method, which takes into account vesting and contractual term.  The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants.  Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term.  The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term.  Expected dividend yield is based on historical stock price movement and anticipated future annual dividends over the expected term.  Future annual dividends over the expected term are estimated to range between $0.34 and $0.44 per share, with a weighted-average annual dividend of $0.39 per share.

The weighted-average fair value of options granted during 2012, 2011 and 2010 was $2.74, $3.85 and $3.70, respectively.  As of December 31, 2012, there was $4.3 million of total unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.56 years.

Non-vested Shares

All non-vested shares have been granted under the 2005 Plan.  In general, all non-vested shares granted prior to 2011 vest 100% on the third anniversary of their date of grant.  The majority of non-vested shares granted in 2011 and 2012 vest in three equal increments on the first, second and third anniversaries of their date of grant.  The remaining non-vested shares granted in 2011 and 2012 vest 100% on the third anniversary of their date of grant.  Non-vested shares granted under the 2005 Plan also vest upon a change of control.

The following summarizes all non-vested share activity during 2012, 2011 and 2010:

		Weighted-
		Average
	Number	Grant-Date
	of Shares	Fair Value
Non-vested shares outstanding at December 31, 2009	153,740	$15.76

Granted	85,747	11.93
Vested	(48,201)	24.79
Forfeited	(10,000)	24.86
Non-vested shares outstanding at December 31, 2010	181,286	$11.05

Granted	300,224	12.31
Vested	(53,671)	15.04
Forfeited	(8,499)	11.95
Non-vested shares outstanding at December 31, 2011	419,340	$11.42

Granted	332,113	9.91
Vested	(143,626)	9.82
Forfeited	(107,374)	11.09
Non-vested shares outstanding at December 31, 2012	500,453	$10.95

The fair value of each non-vested share is estimated on the date of grant as the closing market price of our common stock on the date of grant.  As of December 31, 2012, there was $3.0 million of total unrecognized compensation cost related to non-vested shares.  This cost is expected to be recognized over a weighted average period of approximately 1.71 years.

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

The following summarizes all performance stock unit activity during 2012, 2011 and 2010:

		Weighted-
		Average
	Number	Grant-Date
	of Shares	Fair Value
Performance stock units outstanding at December 31, 2009	57,450	$20.52

Granted	0	0
Issued	0	0
Forfeited	(33,200)	24.56
Performance stock units outstanding at December 31, 2010	24,250	$14.98

Granted	188,800	11.34
Issued	(19,200)	11.34
Forfeited	(24,250)	14.98
Performance stock units outstanding at December 31, 2011	169,600	$11.34

Granted	136,000	8.84
Issued	0	0
Forfeited	(65,900)	10.15
Performance stock units outstanding at December 31, 2012	239,700	$10.25

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

Note J — Commitments and Contingencies

At December 31, 2012, we had letters of credit in the amount of $9.9 million, $9.5 of which were issued under the 2010 Revolving Credit Facility.  No amounts were drawn against these letters of credit at December 31, 2012.  These letters of credit exist to support insurance programs relating to workers’ compensation, automobile and general liability, as well as a real estate obligation.

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

In the normal course of our business, we are obligated under some agreements to indemnify our clients as a result of claims that we infringe on the proprietary rights of third parties.  The terms and duration of these commitments vary and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make there under; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated.  Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements.

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

Note K — Leases

We lease certain real estate and equipment under numerous lease agreements, most of which contain some renewal options.  The total rent expense applicable to operating leases was $17.6 million, $21.0 million and $23.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Step rent provisions and escalation clauses, capital improvement funding, rent holidays and other lease concessions are taken into account in computing minimum lease payments.  We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2012 are as follows:

In thousands
2013	$15,689
2014	12,762
2015	7,884
2016	5,510
2017	3,937
After 2017	3,491
$49,273

We also lease certain equipment and software under capital leases.  Our capital lease obligations at year-end were as follows:

	December 31,
In thousands	2012	2011
Current portion of capital leases	$369	$402
Long-term portion of capital leases	302	305
Total capital lease obligations	$671	$707

The future minimum lease payments for all capital leases operating as of December 31, 2012 are as follows:

In thousands
2013	$369
2014	212
2015	73
2016	16
2017	1
After 2017	0
$671

Note L — Earnings Per Share

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

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

	Year Ended December 31,
In thousands, except per share amounts	2012	2011	2010
Net Income
Income (loss) from continuing operations	$(73,104)	$45,877	$55,194
Loss from discontinued operations	(10,249)	(1,679)	(1,590)
Net income (loss)	(83,353)	44,198	53,604

Basic EPS
Weighted-average common shares outstanding used in earnings per share computations	62,887	63,173	63,616

Basic earnings (loss) per share
Continuing operations	$(1.16)	$0.73	$0.87
Discontinued operations	(0.17)	(0.03)	(0.03)
Net Income	$(1.33)	$0.70	$0.84

Diluted EPS
Shares used in diluted earnings per share computations	62,887	63,552	64,139

Diluted earnings (loss) per share
Continuing operations	$(1.16)	$0.72	$0.86
Discontinued operations	(0.17)	(0.02)	(0.02)
Net Income	$(1.33)	$0.70	$0.84

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,887	63,173	63,616
Weighted-average common equivalent shares — dilutive effect of stock options and awards	0	379	523
Shares used in diluted earnings per share computations	62,887	63,552	64,139

There are no dilutive shares for the year ended December 31, 2012 as the Company has a net loss for the period.  All 6.1 million weighted-average outstanding market price options and 0.6 million weighted-average outstanding non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation as they are considered anti-dilutive.

5.4 million and 6.0 million weighted-average anti-dilutive options have been excluded from the EPS calculations for the years ended December 31, 2011 and 2010, respectively.  There were no anti-dilutive non-vested shares for the years ended December 31, 2011 and 2010, respectively.

Note M — Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders.  Our comprehensive income was as follows:

	Year Ended December 31,
In thousands	2012	2011	2010
Net income (loss)	$(83,353)	$44,198	$53,604

Other comprehensive income (loss):
Adjustment to pension liability	(9,544)	(17,173)	(2,627)
Tax benefit	3,818	6,869	1,051
Adjustment to pension liability, net of tax	(5,726)	(10,304)	(1,576)
Foreign currency translation adjustment	1,315	(1,337)	(136)
Total other comprehensive loss	(4,411)	(11,641)	(1,712)

Total comprehensive income (loss)	$(87,764)	$32,557	$51,892

Note N — Selected Quarterly Data (Unaudited)

In thousands,	2012 Quarter Ended				2011 Quarter Ended
except per share amounts	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$204,835	$187,203	$189,629	$186,042	$215,113	$202,967	$202,838	$190,718
Operating income (loss)	22,142	17,345	(143,403)	13,976	24,622	21,178	17,234	15,064
Income (loss) from continuing operations	14,343	9,756	(104,638)	7,435	15,310	12,263	9,954	8,350
Loss from discontinued operations	(3,647)	(893)	(5,067)	(642)	(582)	(135)	(529)	(433)
Net income (loss)	10,696	8,863	(109,705)	6,793	14,728	12,128	9,425	7,917

Basic earnings (loss) per share:
Continuing operations	$0.23	$0.15	$(1.66)	$0.12	$0.24	$0.20	$0.16	$0.13
Discontinued operations	(0.06)	(0.01)	(0.08)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Net income (loss)	0.17	0.14	(1.74)	0.11	0.23	0.19	0.15	0.12

Diluted earnings (loss) per share
Continuing operations	$0.23	$0.15	$(1.66)	$0.12	$0.24	$0.19	$0.16	$0.13
Discontinued operations	(0.06)	(0.01)	(0.08)	(0.01)	(0.01)	(0.00)	(0.01)	(0.01)
Net income (loss)	0.17	0.14	(1.74)	0.11	0.23	0.19	0.15	0.12

Earnings per common share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share amounts may not equal the quarterly net income earnings per share amounts or the annual earnings per share amounts.

Note O — Business Segments

Harte-Hanks is a worldwide direct and targeted marketing company with operations in two segments — Direct Marketing and Shoppers.

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

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues.  Shoppers are weekly advertising publications delivered free by Standard Mail to households and businesses in a particular geographic area.  Shoppers offer advertisers a targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution.  Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.  Our Shoppers segment also provides online advertising and other services online through our website, PennySaverUSA.com.  Our Shoppers clients range from large national companies to local neighborhood businesses to individuals with a single item for sale.  The segment’s core clients are local service businesses and small retailers.  Shoppers’ client base is entirely domestic.

On December 31, 2012 we sold the assets of our Florida Shoppers operations, The Flyer®, for gross proceeds of $2.0 million in the form of a secured promissory note, subject to working capital adjustments.  This transaction resulted in an after-tax loss of $2.7 million, including reserving the full amount of the promissory note.  After this sale, Harte-Hanks Shoppers no longer has any operations or circulation in the state of Florida.  At December 31, 2012, our Shoppers publications were zoned into approximately 780 separate editions with total circulation of approximately 9.1 million shopper packages in California each week.

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

	Year Ended December 31,
In thousands	2012	2011	2010
Revenues
Direct Marketing	$581,091	$614,270	$601,283
Shoppers	186,618	197,366	219,437
Total revenues	$767,709	$811,636	$820,720

Operating income (loss)
Direct Marketing	$75,398	$83,490	$86,748
Shoppers	(152,610)	5,839	17,795
Corporate Activities	(12,728)	(11,231)	(11,297)
Total operating income (loss)	$(89,940)	$78,098	$93,246

Income (loss) from continuing operations before income taxes
Operating income (loss)	$(89,940)	$78,098	$93,246
Interest expense	(3,574)	(3,184)	(2,824)
Interest income	91	249	200
Other, net	(2,863)	1,505	(2,136)
Income (loss) from continuing operations before income taxes	$(96,286)	$76,668	$88,486

Depreciation
Direct Marketing	$15,659	$15,195	$16,792
Shoppers	4,498	4,409	4,638
Corporate Activities	19	18	13
Total depreciation	$20,176	$19,622	$21,443

Other intangible amortization
Direct Marketing	$245	$229	$290
Shoppers	0	0	0
Total intangible amortization	$245	$229	$290

Capital expenditures
Direct Marketing	$13,461	$19,378	$15,992
Shoppers	395	1,580	1,140
Corporate Activities	0	12	69
Total capital expenditures	$13,856	$20,970	$17,201

	December 31,
In thousands	2012	2011
Total assets
Direct Marketing	$609,673	$674,776
Shoppers	49,001	153,679
Corporate Activities	47,538	87,870
Total assets	$706,212	$916,325

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2012	2011	2010
Revenues (a)
United States	$678,736	$720,747	$728,205
Other countries	88,973	90,889	92,515
Total revenues	$767,709	$811,636	$820,720

	December 31,
In thousands	2012	2011
Property, plant and equipment (b)
United States	$55,467	$62,538
Other countries	6,504	6,354
Total property, plant and equipment	$61,971	$68,892

(a)                                 Geographic revenues are based on the location of the service being performed.

(b)                                 Property, plant and equipment are based on physical location.

Note P — Discontinued Operations

We sold the assets of our Florida Shoppers operations to Coda Media Corp. on December 31, 2012 for gross proceeds of approximately $2.0 million in the form of a secured promissory note, subject to working capital adjustments.  This transaction resulted in a loss on the sale of $2.7 million, net of $2.1 million of income tax benefit.  The promissory note, which is secured by the assets which were sold, includes an interest rate of 2.5% per annum and is structured to make payments of interest only in each of the first three quarters of 2013, and a payment of total principal and unpaid interest on December 31, 2013.  Due to a number of factors that put the collectability of the note in doubt, we have fully reserved the amount of this note receivable.  These factors include the lack of cash paid at the date of the sale, the structure and length of the note, and historical and projected cash flows from the sold operations.  This reserve was included in the calculation of the loss on the sale.

Because the Florida Shoppers represent a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte-Hanks, Inc., the results of the Florida Shoppers operations are reported as discontinue operations for all periods presented.  Results of the remaining Harte-Hanks, Inc. business segments are reported as continuing operations.

Summarized operating results for the Florida Shoppers discontinued operations are as follows:

	Year Ended December 31,
In thousands	2012	2011	2010
Revenues	$36,118	$39,129	$39,806

Loss from discontinued operations before impairment charges and income taxes	(4,114)	(2,696)	(2,159)
Impairment of other intangible assets before income taxes	(8,400)	0	0
Loss on sale before income taxes	(4,863)	0	0
Income tax benefit	7,128	1,017	569
Loss from discontinued operations	$(10,249)	$(1,679)	$(1,590)

Summarized balance sheet data for the Florida Shoppers discontinued operations are as follows:

	December 31,
In thousands	2012	2011
Current assets	$0	$3,879
Property, plant and equipment	0	2,691
Other intangible assets	0	9,484
Other assets	0	134
Total assets	0	16,188

Current liabilities	0	(1,420)
Other liabilities	0	(21)
Total liabilities	0	(1,441)

Net assets of discontinued operations	$0	$14,747

The major components of cash flows for the Florida Shoppers discontinued operations are as follows:

	Year Ended December 31,
In thousands	2012	2011	2010
Loss from discontinued operations	$(10,249)	$(1,679)	$(1,590)
Impairment of goodwill and other intangible assets	8,400	0	0
Loss on sale	4,863	0	0
Depreciation and software amortization	563	789	994
Intangible asset amortization	386	572	700
Other, net	513	(724)	855
Net cash provided by (used in) discontinued operations	$4,476	$(1,042)	$959

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

10.2(i)	Form of 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.2(i) to the Company’s Form 10-K dated March 7, 2012).

10.2(j)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.2(j) to the Company’s Form 10-K dated March 7, 2012).

10.2(k)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2(k) to the Company’s Form 10-K dated March 7, 2012).

10.2(l)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.2(l) to the Company’s Form 10-K dated March 7, 2012).

10.2(m)	Summary of Non-Employee Directors’ Compensation (filed as Exhibit 10.1(q) to the Company’s Form 10-K for the fiscal year ended December 31, 2008).

Executive Officer Employment and Separation Agreements

10.3(a)	Transition and Consulting Agreement, dated as of August 29, 2007, by and between the Company and Richard Hochhauser (filed as Exhibit 10.1 to the Company’s Form 8-K dated August 29, 2007).

10.3(b)	Form of Change of Control Severance Agreement between the Company and its Corporate Officers (filed as Exhibit 10.1 to the Company’s Form 8-K, dated March 15, 2011).

10.3(c)	Form of Employment Restrictions Agreement signed by the Corporate Officers of the Company (filed as Exhibit 10.3 to the Company’s Form 8-K dated March 15, 2011).

10.3(d)	Transition Agreement, dated as of December 15, 2008, by and between the Company and Dean Blythe (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 15, 2008).

10.3 (e)	Transition and Consulting Agreement, dated as of July 25, 2011, Between the Company and Peter E. Gorman (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 26, 2011).

Other Exhibits

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document

*Filed or furnished herewith, as applicable