Form 10-Q
period 2013-03-31
HARTE HANKS INC
filed 2013-05-07
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2013 was 62,439,311 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2013

Item 1.  Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$61,011	$49,648
Accounts receivable (less allowance for doubtful accounts of $2,931 at March 31, 2013 and $3,402 at December 31, 2012)	126,579	141,347
Inventory	4,975	5,067
Prepaid expenses	10,854	9,178
Current deferred income tax asset	7,052	8,181
Prepaid income tax	1,583	4,491
Other current assets	10,344	7,588
Total current assets	222,398	225,500
Property, plant and equipment (less accumulated depreciation of $232,170 at March 31, 2013 and $231,167 at December 31, 2012)	57,646	61,971
Goodwill	408,715	408,715
Other intangible assets (less accumulated amortization of $9,596 at March 31, 2013 and $9,541 at December 31, 2012)	5,204	5,259
Other assets	5,018	4,767
Total assets	$698,981	$706,212

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12,250	$12,250
Accounts payable	41,510	42,187
Accrued payroll and related expenses	13,438	16,777
Deferred revenue and customer advances	35,381	36,924
Income taxes payable	1,987	1,518
Customer postage and program deposits	15,111	19,892
Other current liabilities	8,294	10,649
Total current liabilities	127,971	140,197

Long-term debt	94,938	98,000
Other long-term liabilities (including deferred income taxes of $57,056 at March 31, 2013 and $53,935 at December 31, 2012)	141,593	139,851
Total liabilities	364,502	378,048

Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 118,956,799 shares issued at March 31, 2013 and 118,737,456 shares issued at December 31, 2012	118,957	118,737
Additional paid-in capital	341,837	341,586
Retained earnings	1,172,619	1,165,952
Less treasury stock: 56,451,821 shares at cost at March 31, 2013 and 56,348,026 shares at cost at December 31, 2012	(1,249,073)	(1,248,377)
Accumulated other comprehensive loss	(49,861)	(49,734)
Total stockholders’ equity	334,479	328,164
Total liabilities and stockholders’ equity	$698,981	$706,212

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Operating revenues	$178,332	$186,042
Operating expenses
Labor	80,308	83,879
Production and distribution	67,587	67,669
Advertising, selling, general and administrative	15,326	15,313
Depreciation and software amortization	4,882	5,145
Intangible asset amortization	55	60
Total operating expenses	168,158	172,066
Operating income	10,174	13,976
Other expenses (income)
Interest expense	803	1,019
Interest income	(35)	(29)
Other, net	(1,218)	655
Total other expenses (income)	(450)	1,645
Income from continuing operations before income taxes	10,624	12,331
Income tax expense	3,957	4,896
Income from continuing operations	6,667	7,435

Loss from discontinued operations, net of income taxes	0	(642)

Net income	$6,667	$6,793

Basic earnings (loss) per common share
Continuing operations	$0.11	$0.12
Discontinued operations	$0.00	$(0.01)
Basic earnings per common share	$0.11	$0.11

Weighted-average common shares outstanding	62,471	62,910

Diluted earnings (loss) per common share
Continuing operations	$0.11	$0.12
Discontinued operations	$0.00	$(0.01)
Diluted earnings per common share	$0.11	$0.11

Weighted-average common and common equivalent shares outstanding	62,669	63,273

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$1,003	$901
Foreign currency translation adjustments	(1,130)	886
Total other comprehensive income (loss), net of tax	(127)	1,787
Comprehensive income	$6,540	$8,580

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$6,667	$6,793
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0	642
Depreciation and software amortization	4,882	5,145
Intangible asset amortization	55	60
Stock-based compensation	1,288	993
Excess tax benefits from stock-based compensation	(5)	(42)
Net pension cost	346	506
Deferred income taxes	2,769	3,018
Other, net	(851)	3
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	14,768	22,414
Decrease in inventory	92	475
Increase in prepaid expenses and other current assets	(647)	(2,215)
Decrease in accounts payable	(4,462)	(6,987)
Decrease in other accrued expenses and other current liabilities	(9,031)	(17,828)
Other, net	(945)	(196)
Net cash provided by continuing operations	14,926	12,781
Net cash provided by discontinued operations	0	171
Net cash provided by operating activities	14,926	12,952

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,631)	(3,054)
Proceeds from sale of property, plant and equipment	4,781	8
Net cash provided by (used in) investing activities	150	(3,046)

Cash Flows from Financing Activities
Repayment of borrowings	(3,062)	(61,532)
Issuance of common stock	82	361
Excess tax benefits from stock-based compensation	5	42
Purchase of treasury stock	(436)	0
Dividends paid	0	(5,405)
Net cash used in financing activities	(3,411)	(66,534)

Effect of exchange rate changes on cash and cash equivalents	(302)	217
Net increase (decrease) in cash and cash equivalents	11,363	(56,411)
Cash and cash equivalents at beginning of year	49,648	86,778
Cash and cash equivalents at end of period	$61,011	$30,367

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (in thousands, except per share amounts)

(2013 Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at December 31, 2011	118,487	341,149	1,276,266	(1,244,224)	(45,323)	446,355
Exercise of stock options and release of nonvested shares	250	410	0	(205)	0	455
Net tax effect of options exercised and release of nonvested shares	0	(3,082)	0	0	0	(3,082)
Stock-based compensation	0	3,412	0	0	0	3,412
Dividends paid ($0.43 per share)	0	0	(26,961)	0	0	(26,961)
Treasury stock issued	0	(303)	0	454	0	151
Purchase of treasury stock	0	0	0	(4,402)	0	(4,402)
Net loss	0	0	(83,353)	0	0	(83,353)
Other comprehensive income	0	0	0	0	(4,411)	(4,411)
Balance at December 31, 2012	$118,737	$341,586	$1,165,952	$(1,248,377)	$(49,734)	$328,164
Exercise of stock options and release of nonvested shares	220	(138)	0	(395)	0	(313)
Net tax effect of options exercised and release of nonvested shares	0	(801)	0	0	0	(801)
Stock-based compensation	0	1,288	0	0	0	1,288
Treasury stock issued	0	(98)	0	135	0	37
Purchase of treasury stock	0	0	0	(436)	0	(436)
Net income	0	0	6,667	0	0	6,667
Other comprehensive income	0	0	0	0	(127)	(127)
Balance at March 31, 2013	$118,957	$341,837	$1,172,619	$(1,249,073)	$(49,861)	$334,479

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

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

Discontinued Operations

As discussed in Note M, Discontinued Operations, we sold the assets of our Florida Shoppers operations on December 31, 2012.  The operating results of our Florida Shoppers are being reported as discontinued operations in the Consolidated Financial Statements.  Unless otherwise stated, amounts related to the Florida Shoppers operations are excluded from the Notes to Consolidated Financial Statements for all periods presented.

Sale of Belgium Facility

In the first quarter of 2013, we sold the facility where our Hasselt, Belgium direct marketing business was located for net proceeds of $4.6 million.  At the time of the sale, the book value of this facility was $3.7 million, and the transaction resulted in a $0.9 million gain.  This gain is included in “Other, net” in the Consolidated Statements of Comprehensive Income.  This direct marketing business now operates in leased space in Hasselt, Belgium.

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

Note B - Recent Accounting Pronouncements

In the first quarter of 2013, we adopted Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 addresses the presentation of reclassification adjustments, which was deferred in the initial issuance of ASU 2011-05, Presentation of Comprehensive Income.  ASU 2013-02 requires entities to disclose:

•                  For items reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item, and

•                  For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.

In connection with this adoption we have added the required disclosures in Note J, Comprehensive Income.  The adoption of ASU 2013-02 did not affect our operating results, cash flows or financial position.

Note C - Fair Value of Financial Instruments

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values.  These instruments include cash and cash equivalents, accounts receivable and trade payables.  The fair value of our outstanding debt is disclosed in Note E, Long-Term Debt.

Note D - Goodwill

As of March 31, 2013 and December 31, 2012, we had goodwill of $408.7 million.  Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired.  Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance.  We perform our annual goodwill impairment assessment as of November 30th of each year.

Note E - Long-Term Debt

Our long-term debt obligations were as follows:

	March 31,	December 31,
In thousands	2013	2012
2010 Revolving Credit Facility, various interest rates based on LIBOR, due August 12, 2013 ($60.5 million capacity at March 31, 2013)	0	0
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.20% at March 31, 2013), due August 16, 2016	107,188	110,250
Total debt	107,188	110,250
Less current maturities	12,250	12,250
Total long-term debt	$94,938	$98,000

The carrying values and estimated fair values of our outstanding debt were as follows:

	March 31,		December 31,
	2013		2012
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value
Total debt	$107,188	$107,188	$110,250	$110,250

The estimated fair values were calculated using current rates provided to us by our bankers for debt of the same remaining maturity and characteristics.  These current rates are considered Level 2 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures, (ASC 820).

Note F - Stock-Based Compensation

We recognized $1.3 million and $1.0 million of stock-based compensation during the three months ended March 31, 2013 and 2012, respectively.

Our annual grant of stock-based awards occurred in the first quarter of 2013, consistent with the timing of previous annual grants.  All stock-based awards granted in the first quarter of 2013 were granted under the 2005 Omnibus Incentive Plan (2005 Plan).  These grants consisted of:

		Weighted-
		Average
	Number	Grant-Date
	of Shares	Fair Value
Stock options	668,600	$2.09
Non-vested shares	461,210	$7.73
Performance stock units	183,000	$7.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  These options become exercisable in 25% increments on the first, second, third and fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant.  All stock options granted in the first quarter of 2013 have exercise prices equal to the market value of the common stock on the date of grant.  Market value is defined by the 2005 Plan as the closing price on the previous trading day.  The weighted-average exercise price of options granted in the first quarter of 2013 was $7.72.

The fair value of each non-vested share is estimated on the date of grant as the closing market price of our common stock on the date of grant.  All non-vested shares granted in the first quarter of 2013 vest in three equal increments on the first, second and third anniversaries of their date of grant.

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2013	2012
Service cost	$86	$117
Interest cost	1,809	1,960
Expected return on plan assets	(1,846)	(1,683)
Amortization of prior service cost	0	1
Recognized actuarial loss	1,672	1,500
Net periodic benefit cost	$1,721	$1,895

We made contributions to our funded, frozen pension plan of $1.0 million in the first quarter of 2013.  We plan to make additional contributions of $3.6 million to this pension plan during the remainder of 2013.  These contributions to our funded, frozen pension plan are being made in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2013 other than to the extent needed to cover benefit payments.  We expect benefit payments under this supplemental pension plan to total $1.4 million in 2013.

Note H - Income Taxes

Our first quarter 2013 income tax expense of $4.0 million resulted in an effective income tax rate of 37.2%.  Our first quarter 2012 income tax provision of $4.9 million resulted in an effective income tax rate of 39.7%.  Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2013.  The effective income tax rate calculated for the first quarter of 2013 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte-Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions.  For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2008.  For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2009.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income.  We did not have a significant amount of interest or penalties accrued at March 31, 2013 or December 31, 2012.

Note I - Earnings Per Share

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

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2013	2012
Net Income
Income from continuing operations	$6,667	$7,435
Loss from discontinued operations	0	(642)
Net income	$6,667	$6,793

Basic EPS
Weighted-average common shares outstanding used in earnings per share computations	62,471	62,910

Basic earnings (loss) per share
Continuing operations	$0.11	$0.12
Discontinued operations	0.00	(0.01)
Net income	$0.11	$0.11

Diluted EPS
Shares used in diluted earnings per share computations	62,669	63,273

Diluted earnings per common share
Continuing operations	$0.11	$0.12
Discontinued operations	0.00	(0.01)
Net income	$0.11	$0.11

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,471	62,910
Weighted-average common equivalent shares - dilutive effect of stock options and awards	198	363
Shares used in diluted earnings per share computations	62,669	63,273

4.4 million and 5.1 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2013 and 2012, respectively.  0.4 million and 0.2 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2013 and 2012, respectively.

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders.  Our comprehensive income was as follows:

	Three Months Ended March 31,
In thousands	2013	2012
Net income	$6,667	$6,793

Other comprehensive income:
Adjustment to pension liability	1,672	1,501
Tax expense	(669)	(600)
Adjustment to pension liability, net of tax	1,003	901
Foreign currency translation adjustment	(1,130)	886
Total other comprehensive income (loss), net of tax	(127)	1,787

Total comprehensive income	$6,540	$8,580

Changes in accumulated other comprehensive income by component are as follows:

	Defined
	Benefit	Foreign
	Pension	Currency
In thousands	Items	Items	Total
Balance at December 31, 2012	$(54,431)	$4,697	$(49,734)
Other comprehensive loss, net of tax, before reclassifications	0	(1,130)	(1,130)
Amounts reclassified from accumulated other comprehensive income, net of tax	1,003	0	1,003
Net current period other comprehensive income (loss), net of tax	1,003	(1,130)	(127)
Balance at March 31, 2013	$(53,428)	$3,567	$(49,861)

	Defined
	Benefit	Foreign
	Pension	Currency
In thousands	Items	Items	Total
Balance at December 31, 2011	$(48,705)	$3,382	$(45,323)
Other comprehensive income, net of tax before reclassifications	0	886	886
Amounts reclassified from accumulated other comprehensive income, net of tax	901	0	901
Net current period other comprehensive income, net of tax	901	886	1,787
Balance at March 31, 2012	$(47,804)	$4,268	$(43,536)

Reclassification amounts related to the defined pension plans are included in the computation of net period pension benefit cost (see Note G, Components of Net Periodic Pension Benefit Cost).

Note K – Litigation Contingencies

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

Note L – Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments — Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended March 31,
In thousands	2013	2012
Operating revenues
Direct Marketing	$132,352	$139,456
Shoppers	45,980	46,586
Total operating revenues	$178,332	$186,042

Operating income
Direct Marketing	$12,822	$15,653
Shoppers	770	1,245
Corporate Activities	(3,418)	(2,922)
Total operating income	$10,174	$13,976

Income from continuing operations before income taxes
Operating income	$10,174	$13,976
Interest expense	(803)	(1,019)
Interest income	35	29
Other, net	1,218	(655)
Total income from continuing operations before income taxes	$10,624	$12,331

Note M – Discontinued Operations

We sold the assets of our Florida Shoppers operations to Coda Media Corp. on December 31, 2012.  Because the Florida Shoppers represent a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte-Hanks, Inc., the results of the Florida Shoppers operations are reported as discontinued operations for all periods presented.  Results of the remaining Harte-Hanks, Inc. business segments are reported as continuing operations.

Summarized operating results for the Florida Shoppers discontinued operations are as follows:

	Three Months Ended March 31,
In thousands	2013	2012
Revenues	$0	$9,130

Loss from discontinued operations before income taxes	0	(1,045)
Income tax benefit	0	403
Loss from discontinued operations	$0	$(642)

The major components of cash flows for the Florida Shoppers discontinued operations are as follows;

	Three Months Ended March 31,
In thousands	2013	2012
Loss from discontinued operations	$0	$(642)
Depreciation and software amortization	0	192
Intangible asset amortization	0	143
Other, net	0	478
Net cash provided by discontinued operations	$0	$171

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements.  In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2013 earnings release issued on April 25, 2013.  The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte-Hanks, Inc. (Harte-Hanks).  This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2012 Form 10-K.  Our 2012 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

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

•                  business-to-business lead generation;

•                  direct mail and fulfillment; and

•                  contact centers.

Revenues from the Direct Marketing segment represented approximately 74% of our total revenues for the three months ended March 31, 2013.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues.  Shoppers are weekly advertising publications, 7 by 10 inches in size, distributed free by Standard Mail to households and businesses in a particular geographic area.  Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow.  Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution.  Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.  Our Shoppers segment also provides online advertising and other services through our website, PennySaverUSA.com®, as well as business websites and search—engine marketing.  Our websites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites.  PowerSites are templated websites for our customers, optimized to help small and medium-sized business owners establish a web presence and improve their lead generation.  At March 31, 2013, we were publishing approximately 5,600 PowerSites weekly.

On December 31, 2012 we sold the assets of our Florida Shoppers operations, The Flyer®.  Because the Florida Shoppers represent a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte-Hanks, Inc., the results of the Florida Shoppers operations are reported as discontinued operations for all periods presented.  Results of the remaining Harte-Hanks, Inc. business segments are reported as continuing operations.

After this sale, Harte-Hanks Shoppers no longer has any operations or circulation in the state of Florida. All of our Shopper operations are now located in California, and our California publications now account for all of Shoppers weekly circulation.

At March 31, 2013 our Shoppers publications were zoned into approximately 780 separate editions with total circulation of approximately 9.1 million shopper packages in California each week.  Our distribution products can be zoned even tighter, into approximately 2,400 subzones.  Shoppers are delivered in six major markets each week, covering Southern, Central and Northern California.

Revenues from the Shoppers segment represented approximately 26% of our total revenues for the three months ended March 31, 2013.

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

Our Shoppers business operates in regional markets in California and is greatly affected by the strength of the state and local economies.  Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California in which we operate.  During the first quarter of 2013, the poor economic conditions that we have experienced since the second half of 2007 in California continued.  These conditions were initially created by weakness in the real estate and associated financing markets and have spread and persist across virtually all categories.  We see some improvement in the California economy, but we expect to have further challenges before our performance improves.  In response, during 2012, we continued our efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring, and the discontinuance of a number of unprofitable digital initiatives, including SaverTime and mobile apps.  We are in the process of consolidating our production facilities from four plants to three plants and we expect to close our production facility in Northern California in mid 2013.  We continue to invest in online offerings, particularly our PowerSites, which provide value for our readers and advertisers, and in other profitable digital initiatives.  We believe the steps we are taking to improve overall efficiency, combined with our continued investments in digital initiatives, will improve our Shoppers performance in the long term.

Our principal operating expense items are labor, postage and transportation.

Results of Continuing Operations

As discussed in Note M, Discontinued Operations, we sold the assets of our Florida Shoppers operations on December 31, 2012.  Therefore, the operating results of our Florida Shoppers, are being reported as discontinued operations in the Consolidated Financial Statements, and are excluded from management’s discussion and analysis of financial condition and results of operations below.

Operating results from our continuing operations, direct marketing and California shoppers, were as follows:

In thousands, except	Three months ended
per share amounts	March 31, 2013	March 31, 2012	Change

Revenues	$178,332	$186,042	-4.1%
Operating expenses	168,158	172,066	-2.3%
Operating income	$10,174	$13,976	-27.2%
Income from continuing operations	$6,667	$7,435	-10.3%
Diluted earnings per share from continuing operations	$0.11	$0.12	-8.3%

1st Quarter 2013 vs. 1st Quarter 2012

Revenues

Consolidated revenues decreased 4.1%, to $178.3 million, in the first quarter of 2013 compared to the first quarter of 2012 due to decreased revenues of $7.1 million, or 5.1%, from our Direct Marketing segment and decreased revenues of $0.6 million, or 1.3%, from our Shoppers segment.  Direct Marketing results reflect the impact of a 32% decline in revenues from the pharmaceutical vertical, including the effect of volume reductions from a long standing customer beginning in the second quarter of 2012, and the loss of another long standing customer in the third quarter of 2012.  Direct Marketing experienced decreased revenues from our pharmaceutical, automotive and consumer brands, select and high-tech verticals, and increased revenues from our financial and retail verticals compared to the prior year quarter.  Shoppers revenue performance reflects decreased in-book advertising, partially offset by increased revenues from distribution products.  From an industry perspective, Shoppers revenues decreased from the services, automotive, real estate and communications sectors, and increased from the consumer spending sector.

Operating Expenses

Overall operating expenses decreased 2.3%, to $168.2 million, in the first quarter of 2013 compared to the first quarter of 2012.  This $3.9 million decrease was driven by decreased operating expenses in Direct Marketing of $4.3 million, or 3.5%, and decreased operating expenses of $0.1 million, or 0.3%, in Shoppers, partially offset by an increase in general corporate expense of $0.5 million, or 17.0%.  The decrease at Direct Marketing was primarily due to reductions in temporary labor, as a result of revenue performance, decreased mail supply chain costs resulting from decreased volumes, and decreased bad debt expense.  The overall decrease at Direct Marketing was partially offset by increased outsourced costs resulting from increased outsourced volumes, and increased promotion expense.  The decrease at Shoppers was due to lower payroll costs from lower ad sales and headcount reductions, decreases in newsprint and job paper expenses due to declines in volumes, and lower service fees related to our web products.  The overall decrease at Shoppers was partially offset by an increase in offload printing costs due to an increase in heatset volumes, an increase in outsourced costs due to increased outsourced volumes, and an increase in postage costs resulting from the January 2013 postage rate increase.

Income/Earnings Per Share from Continuing Operations

Income from continuing operations decreased 10.3%, to $6.7 million, and diluted earnings per share from continuing operations decreased 8.3%, to $0.11 per share, in the first quarter of 2013 when compared to the first quarter of 2012.  The decrease in income from continuing operations was a result of decreased operating income from both Direct Marketing and Shoppers, and increased general corporate expense.  This decrease was partially offset by a gain on the sale of our facility in Belgium, changes in net foreign currency transaction gains and losses and a lower effective tax rate.

Direct Marketing

Direct Marketing operating results were as follows:

In thousands, except	Three months ended
per share amounts	March 31, 2013	March 31, 2012	Change

Revenues	$132,352	$139,456	-5.1%
Operating expenses	119,530	123,803	-3.5%
Operating income	$12,822	$15,653	-18.1%

1st Quarter 2013 vs. 1st Quarter 2012

Revenues

Direct Marketing revenues decreased $7.1 million, or 5.1%, in the first quarter of 2013 compared to the first quarter of 2012.  Revenues from our pharmaceutical vertical decreased 32% compared to 2012, reflecting the effect of volume reductions from a long standing customer beginning in the second quarter of 2012, and the loss of another long standing customer in the third quarter of 2012.  Our automotive and consumer brands vertical experienced a 12% revenue decline, our select vertical declined 11% and our high-tech vertical declined 7%.  Our financial vertical increased 19% and our retail vertical increased 1%.  Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

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

Operating Expenses

Operating expenses decreased $4.3 million, or 3.5%, in the first quarter of 2013 compared to the first quarter of 2012.  Labor costs decreased $2.4 million, or 3.6%, primarily due to a reduction in temporary labor as a result of revenue performance.  Production and distribution costs decreased $1.6 million, or 4.0%, due to decreased mail supply chain costs resulting from decreased volumes, partially offset by increased outsourced costs resulting from increased outsourced volumes.  General and administrative expense decreased $0.2 million, or 1.8%, due primarily to decreased bad debt expense, partially offset by an increase in promotion expense.  Depreciation and software amortization expense and intangible asset amortization each decreased slightly compared to the prior year quarter.

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

Postage costs of mailings in our Direct Marketing business are borne by our clients and are not directly reflected in our revenues or expenses.

Shoppers

In thousands, except	Three months ended
per share amounts	March 31, 2013	March 31, 2012	Change

Revenues	$45,980	$46,586	-1.3%
Operating expenses	45,210	45,341	-0.3%
Operating income	$770	$1,245	-38.2%

1st Quarter 2013 vs. 1st Quarter 2012

Revenues

Shoppers revenues decreased $0.6 million, or 1.3%, in the first quarter of 2013 compared to the first quarter of 2012.  These results reflect the continued impact that the difficult economic environment in California is having on our Shoppers business.  The decline in revenues was the result of decreased sales of in-book advertising, and was partially offset by increased revenues from distribution products.  From an industry perspective, Shoppers revenues decreased from the services, automotive, real estate and communications sectors, and increased from the consumer spending sector.

At March 31, 2013, our Shoppers circulation reached approximately 9.1 million addresses in California each week.  While we have not made any significant changes to our circulation in the last several years, we continue to evaluate all of our circulation performance and may make circulation reductions in the future as part of our efforts to address the difficult economic conditions in California.

Future revenue performance will depend on, among other factors, the overall strength of the California economy, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Shoppers operating expenses decreased $0.1 million, or 0.3%, in the first quarter of 2013 compared to the first quarter of 2012.  Total labor costs decreased $1.2 million, or 8.3%, due to lower payroll costs from lower ad sales and headcount reductions.  Total production costs increased $1.5 million, or 5.7%, due to an increase in offload printing costs due to an increase in heatset volumes, an increase in outsourced costs due to increased outsourced volumes, and an increase in postage costs resulting from the January 2013 postage rate increase.  The increase in production costs was partially offset by decreases in newsprint and job paper expenses due to declines in volumes and lower paper rates.  Total general and administrative costs decreased $0.3 million, or 9.1%, due to decreased service fees related to our web products, partially offset by increased insurance costs as a result of a credit received in the first quarter of 2012.  Depreciation and software amortization expense decreased $0.2 million, or 20.1%, due to a low level of capital expenditures in 2012.

Shoppers’ largest cost components are postage, labor, and paper.  Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues.  Standard postage rates have increased in recent years, most recently in January 2012 and January 2013.  Shoppers’ postage rates increased by approximately 2.1% as a result of the January 2012 rate increase, and 2.8% as a result of the January 2013 rate increase, affecting Shoppers’ distribution costs.  The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access.  At this point we do not believe the announced and proposed changes will have a material impact on our Shoppers business.  Newsprint prices were relatively stable throughout 2012 and decreased slightly during the first quarter of 2013.  Newsprint prices are expected to continue to remain at the current rates throughout 2013.  Any future changes in newsprint prices will affect Shoppers’ production costs.  We are in the process of consolidating our production facilities from four plants to three plants and we expect to close our production facility in Northern California in mid 2013.  This consolidation and facility closure will reduce Shoppers overall operating costs in 2013.

General Corporate Expense

1st Quarter 2013 vs. 1st Quarter 2012

General corporate expense increased $0.5 million, or 17.0%, in the first quarter of 2013 compared to the first quarter of 2012.  This increase was attributable to professional fees related to the search for new members of our Board of Directors and increased legal expenses.  This increase was partially offset by decreased pension expense resulting primarily from an increase in the market value of the plan assets of our funded pension plan in 2012.  The effect of the increase in the market value of the plan assets on pension expense was partially offset by an increase in the projected pension benefit obligation due to a lower discount rate.

Interest Expense

1st Quarter 2013 vs. 1st Quarter 2012

Interest expense decreased $0.2 million, or 21.2%, in the first quarter of 2013 compared to the first quarter of 2012 due to a lower average debt balance in the first quarter of 2013.  The lower average debt balance in the first quarter of 2013 is a result of the $60.0 million principal payment made in March of 2012 in relation to the maturity of the 2008 Term Loan Facility, and scheduled quarterly principal payments on the 2011 Term Loan Facility.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Interest Income

1st Quarter 2013 vs. 1st Quarter 2012

Interest income increased slightly in the first quarter of 2013 compared to the first quarter of 2012.

Other Income and Expense

1st Quarter 2013 vs. 1st Quarter 2012

Other income, net, was $1.2 million in the first quarter of 2013 compared to other expense, net of $0.7 million in the first quarter of 2012.  This $1.9 million variance from the prior year quarter is due to a $1.0 million change in net foreign currency transaction gains and losses and a $0.9 million gain on the sale of our facility in Belgium in the first quarter of 2013.

Income Taxes

1st Quarter 2013 vs. 1st Quarter 2012

Income tax expense decreased $0.9 million in the first quarter of 2013 compared to the first quarter of 2012.  Our effective tax rate was 37.2% for the first quarter of 2013, decreasing from 39.7% for the first quarter of 2012.  The decrease in the effective tax rate is primarily due to a reduction in tax accruals related to certain foreign subsidiaries, and to additional tax credits made available by the American Taxpayer Relief Act of 2012 enacted in January of 2013.

Economic Climate and Impact on our Financial Statements

The economic climate in California had a negative impact on our Shoppers’ operations and cash flows for the three months ended March 31, 2013, and our financial position at March 31, 2013.  This impact is reflected in our financial results.  We cannot predict the duration of the current difficult economic environment in California, or the timing or magnitude of any subsequent improvement.  If the economic climate and markets we serve fail to improve (or deteriorate), we may record additional charges, including charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2013, cash and cash equivalents were $61.0 million, increasing $11.4 million from cash and cash equivalents of $49.6 million at December 31, 2012.  This net increase was a result of net cash provided by operating activities of $14.9 million, net cash provided by investing activities of $0.2 million, net cash used in financing activities of $3.4 million and the effect of exchange rate changes of $0.3 million.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $14.9 million, compared to $13.0 million for the three months ended March 31, 2012.  The $2.0 million year-over-year increase was primarily attributable to changes within working capital assets and liabilities, partially offset by a decrease in net income.

For the three months ended March 31, 2013, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•                  A decrease in accounts receivable attributable to collection of the December 31, 2012 receivables as well as higher revenues in the fourth quarter of 2012 compared to the first quarter of 2013.  Days sales outstanding were approximately 66 days at March 31, 2013, which increased from 64 days at December 31, 2012 and 65 days at March 31, 2012;

•                  A decrease in inventory due to lower newsprint prices;

•                  An increase in prepaid expenses and other current assets due to timing of payments;

•                  A decrease in the current portion of the deferred income tax asset due to the timing of the deductibility of the incentive compensation accrued at December 31, 2012 and paid in the first quarter of 2013;

•                  A decrease in prepaid income taxes due to a federal tax refund received in the first quarter of 2013;

•                  A decrease in accounts payable due to higher overall operating expenses, particularly those related to production and distribution, in the fourth quarter of 2012 than in the first quarter of 2013;

•                  A decrease in accrued payroll and related expenses due to the timing of the first payroll in January of 2013 and payment of 2012 incentive compensation;

•                  A decrease in deferred revenue and customer advances due to timing of receipts; and

•                  A decrease in customer postage deposits due to timing of receipts and lower mail volumes.

Investing Activities

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2013, compared to net cash used in investing activities of $3.0 million for the three months ended March 31, 2012.  The $3.2 million variance is the result of the sale of our Belgium facility in the first quarter of 2013 for net proceeds of $4.6 million, partially offset by increased capital spending in the first three months of 2013 compared to the first three months of 2012.

Financing Activities

Net cash used in financing activities was $3.4 million for the three months ended March 31, 2013 compared to $66.5 million for the three months ended March 31, 2012.  The $63.1 million decrease is primarily due to a $58.5 million decrease in net debt repayments in the first three months of 2013 compared to the first three months of 2012, as a result of retiring the 2008 Term Loan Facility in March 2012.  The $5.4 million in dividends paid in the first quarter of 2012 also contributed to this increase.  We accelerated the payment of our regular first quarter 2013 dividend into December of 2012.

Credit Facilities

On March 7, 2008, we entered into a four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent.  The 2008 Term Loan Facility matured on March 7, 2012, at which time we paid the remaining outstanding principal of $60.0 million using cash on hand.

On August 12, 2010, we entered into a new three-year $70 million revolving credit facility, which includes a $25 million accordion feature, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent.  The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility.  The 2010 Revolving Credit Facility matures on August 12, 2013.  For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate (as defined in the 2010 Revolving Credit Facility) for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio (as defined in the 2010 Revolving Credit Facility) then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the LIBOR rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum.  There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility.  The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect.  In addition, there is a letter of credit fee with respect to outstanding letters of credit.  That fee is calculated by applying a rate equal to the spread applicable to LIBOR based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.  We may elect to prepay any amounts drawn on the 2010 Revolving Credit Facility at any time.  At March 31, 2013, we did not have any outstanding amounts drawn against our 2010 Revolving Credit Facility.  At March 31, 2013, we had letters of credit totaling $9.5 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $60.5 million.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent.  The 2011 Term Loan Facility matures on August 16, 2016.  For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect.  We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.  At March 31, 2013, we had $107.2 million outstanding under the 2011 Term Loan Facility.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte-Hanks under our credit facilities.  As of March 31, 2013, we were in compliance with all of the covenants of our credit facilities.

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

As of March 31, 2013, we had $60.5 million of unused borrowing capacity under our 2010 Revolving Credit Facility (which matures on August 12, 2013) and a cash balance of $61.0 million.  Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months.  Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate.  A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We consider the following to be our critical accounting policies, as described in detail in our 2012 Form 10-K:

•                  Revenue recognition;

•                  Allowance for doubtful accounts;

•                  Reserve for healthcare, workers’ compensation, automobile and general liability insurance;

•                  Goodwill; and

•                  Stock-based compensation.

There have been no material changes to the critical accounting policies described in our 2012 Form 10-K.

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

We are exposed to market risk for changes in interest rates related to our credit facilities.  Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.20% at March 31, 2013).  The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At March 31, 2013, our debt balance related to the 2011 Term Loan Facility was $107.2 million.  The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013.  At March 31, 2013, we did not have any debt outstanding under the 2010 Revolving Credit Facility.

Assuming the actual level of borrowings throughout the first quarter of 2013, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the first quarter of 2013 would have changed by approximately $0.2 million.  Due to our overall debt level and cash balance at March 31, 2013, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.  At this time we are not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries.  Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real.  We monitor these risks throughout the normal course of business.  The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss).  Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings.  A smaller portion of our transactions are denominated in currencies other than the respective local currencies.  For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars.  Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction.  Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income.  Transactions such as these amounted to $0.7 million in pre-tax currency transaction gains in the first quarter of 2013.  At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.  It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II.            OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is set forth in Note K to the Notes to Unaudited Condensed Consolidated Financial Statements, Litigation Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.  In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2012 Form 10-K.  Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q, for a discussion of the ongoing economic downturn in the United States and other economies and its adverse impact on our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2013:

			Total Number	Maximum
			of Shares	Dollar
	Total	Average	Purchased	Amount that
	Number of	Price	as Part of	May Yet Be
	Shares	Paid per	a Publicly	Spent Under
Period	Purchased(2)	Share	Announced Plan(1)	the Plan
January 1 – 31, 2013	0	$0	0	$5,597,033
February 1 – 28, 2013	109,454	$7.57	58,219	$5,164,216
March 1 – 31, 2013	400	$7.33	400	$5,161,285
Total	109,854	$7.57	58,619

(1)  During the first quarter of 2013, we purchased 58,619 shares of our common stock through our stock repurchase program that was publicly announced in August 2012.  Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  As of March 31, 2013, we have repurchased 736,735 shares and spent $4.8 million under this authorization.  Through March 31, 2013, we had repurchased a total of 65,661,244 shares at an average price of $18.54 per share under this program and previously announced programs.

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

HARTE-HANKS, INC.

May 7, 2013	/s/ Larry Franklin
Date	Larry Franklin
President and Chief Executive Officer

May 7, 2013	/s/ Douglas Shepard
Date	Douglas Shepard
Executive Vice President and
Chief Financial Officer

May 7, 2013	/s/ Jessica Huff
Date	Jessica Huff
Vice President, Finance and
Chief Accounting Officer