Form 10-Q
period 2013-06-30
HARTE HANKS INC
filed 2013-08-06
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2013 was 62,530,819 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2013

Item 1.  Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$63,875	$49,648
Accounts receivable (less allowance for doubtful accounts of $2,497 at June 30, 2013 and $3,402 at December 31, 2012)	131,498	141,347
Inventory	4,353	5,067
Prepaid expenses	9,844	9,178
Current deferred income tax asset	8,206	8,181
Prepaid income tax	1,175	4,491
Other current assets	9,043	7,588
Total current assets	227,994	225,500
Property, plant and equipment (less accumulated depreciation of $233,597 at June 30, 2013 and $231,167 at December 31, 2012)	57,887	61,971
Goodwill	408,715	408,715
Other intangible assets (less accumulated amortization of $9,651 at June 30, 2013 and $9,541 at December 31, 2012)	5,149	5,259
Other assets	5,690	4,767
Total assets	$705,435	$706,212
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12,250	$12,250
Accounts payable	41,358	42,187
Accrued payroll and related expenses	16,077	16,777
Deferred revenue and customer advances	34,872	36,924
Income taxes payable	688	1,518
Customer postage and program deposits	19,040	19,892
Other current liabilities	9,770	10,649
Total current liabilities	134,055	140,197
Long-term debt	91,875	98,000
Other long-term liabilities (including deferred income taxes of $58,587 at June 30, 2013 and $53,935 at December 31, 2012)	140,303	139,851
Total liabilities	366,233	378,048
Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 119,063,456 shares issued at June 30, 2013 and 118,737,456 shares issued at December 31, 2012	119,063	118,737
Additional paid-in capital	343,724	341,586
Retained earnings	1,175,560	1,165,952
Less treasury stock: 56,532,637 shares at cost at June 30, 2013 and 56,348,026 shares at cost at December 31, 2012	(1,249,698)	(1,248,377)
Accumulated other comprehensive loss	(49,447)	(49,734)
Total stockholders’ equity	339,202	328,164
Total liabilities and stockholders’ equity	$705,435	$706,212

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Operating revenues	$188,256	$189,629
Operating expenses
Labor	82,740	85,338
Production and distribution	70,097	68,726
Advertising, selling, general and administrative	16,469	16,372
Impairment of goodwill	0	156,936
Depreciation and software amortization	4,586	5,598
Intangible asset amortization	55	62
Total operating expenses	173,947	333,032
Operating income (loss)	14,309	(143,403)
Other expenses (income)
Interest expense	779	880
Interest income	(42)	(29)
Other, net	83	402
Total other expenses	820	1,253
Income (loss) from continuing operations before income taxes	13,489	(144,656)
Income tax expense (benefit)	5,180	(40,018)
Income (loss) from continuing operations	8,309	(104,638)
Loss from discontinued operations, net of income taxes	0	(5,067)
Net income (loss)	$8,309	$(109,705)
Basic earnings (loss) per common share
Continuing operations	$0.13	$(1.66)
Discontinued operations	$0.00	$(0.08)
Basic earnings (loss) per common share	$0.13	$(1.74)
Weighted-average common shares outstanding	62,446	63,007
Diluted earnings (loss) per common share
Continuing operations	$0.13	$(1.66)
Discontinued operations	$0.00	$(0.08)
Diluted earnings (loss) per common share	$0.13	$(1.74)
Weighted-average common and common equivalent shares outstanding	62,755	63,007
Other comprehensive income (loss), net of tax
Adjustment to pension liability	$1,003	$901
Foreign currency translation adjustments	(589)	(915)
Total other comprehensive income (loss) , net of tax	414	(14)
Comprehensive income (loss)	$8,723	$(109,719)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating revenues	$366,588	$375,671
Operating expenses
Labor	163,048	169,217
Production and distribution	137,684	136,395
Advertising, selling, general and administrative	31,795	31,685
Impairment of goodwill	0	156,936
Depreciation and software amortization	9,467	10,742
Intangible asset amortization	111	123
Total operating expenses	342,105	505,098
Operating income (loss)	24,483	(129,427)
Other expenses (income)
Interest expense	1,582	1,899
Interest income	(77)	(58)
Other, net	(1,135)	1,056
Total other expenses	370	2,897
Income (loss) from continuing operations before income taxes	24,113	(132,324)
Income tax expense (benefit)	9,137	(35,121)
Income (loss) from continuing operations	14,976	(97,203)
Loss from discontinued operations, net of income taxes	0	(5,709)
Net income (loss)	$14,976	$(102,912)
Basic earnings (loss) per common share
Continuing operations	$0.24	$(1.54)
Discontinued operations	$0.00	$(0.09)
Basic earnings (loss) per common share	$0.24	$(1.63)
Weighted-average common shares outstanding	62,459	62,959
Diluted earnings (loss) per common share
Continuing operations	$0.24	$(1.54)
Discontinued operations	$0.00	$(0.09)
Diluted earnings (loss) per common share	$0.24	$(1.63)
Weighted-average common and common equivalent shares outstanding	62,712	62,959
Other comprehensive income (loss), net of tax
Adjustment to pension liability	$2,006	$1,802
Foreign currency translation adjustments	(1,719)	(29)
Total other comprehensive income, net of tax	287	1,773
Comprehensive income loss	$15,263	$(101,139)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$14,976	$(102,912)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	0	156,936
Loss from discontinued operations	0	5,709
Depreciation and software amortization	9,467	10,742
Intangible asset amortization	111	123
Stock-based compensation	3,491	2,196
Excess tax expense/(benefits) from stock-based compensation	(32)	(49)
Net pension cost	1,419	753
Deferred income taxes	2,145	(45,136)
Other, net	(851)	19
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	9,849	26,685
Decrease in inventory	714	597
Decrease (increase) in prepaid expenses and other current assets	1,664	(846)
Decrease in accounts payable	(4,614)	(10,084)
Decrease in other accrued expenses and other current liabilities	(2,372)	(21,564)
Other, net	(4,346)	(393)
Net cash provided by continuing operations	31,621	22,776
Net cash provided by discontinued operations	0	3,864
Net cash provided by operating activities	31,621	26,640
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(9,386)	(5,636)
Proceeds from sale of property, plant and equipment	4,853	12
Net cash used in investing activities	(4,533)	(5,624)
Cash Flows from Financing Activities
Repayment of borrowings	(6,125)	(63,063)
Issuance of common stock	174	479
Excess tax benefits from stock-based compensation	32	49
Purchase of treasury stock	(1,049)	0
Dividends paid	(5,368)	(10,813)
Net cash used in financing activities	(12,336)	(73,348)
Effect of exchange rate changes on cash and cash equivalents	(525)	(39)
Net increase (decrease) in cash and cash equivalents	14,227	(52,371)
Cash and cash equivalents at beginning of year	49,648	86,778
Cash and cash equivalents at end of period	$63,875	$34,407

See Notes to Unaudited Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (in thousands, except per share amounts)

(2013 Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at December 31, 2011	118,487	341,149	1,276,266	(1,244,224)	(45,323)	446,355
Exercise of stock options and release of nonvested shares	250	410	0	(205)	0	455
Net tax effect of options exercised and release of nonvested shares	0	(3,082)	0	0	0	(3,082)
Stock-based compensation	0	3,412	0	0	0	3,412
Dividends paid ($0.43 per share)	0	0	(26,961)	0	0	(26,961)
Treasury stock issued	0	(303)	0	454	0	151
Purchase of treasury stock	0	0	0	(4,402)	0	(4,402)
Net loss	0	0	(83,353)	0	0	(83,353)
Other comprehensive income	0	0	0	0	(4,411)	(4,411)
Balance at December 31, 2012	$118,737	$341,586	$1,165,952	$(1,248,377)	$(49,734)	$328,164
Exercise of stock options and release of nonvested shares	326	(152)	0	(407)	0	(233)
Net tax effect of options exercised and release of nonvested shares	0	(1,103)	0	0	0	(1,103)
Stock-based compensation	0	3,491	0	0	0	3,491
Dividends paid ($0.085 per share)	0	0	(5,368)	0	0	(5,368)
Treasury stock issued	0	(98)	0	135	0	37
Purchase of treasury stock	0	0	0	(1,049)	0	(1,049)
Net income	0	0	14,976	0	0	14,976
Other comprehensive income	0	0	0	0	287	287
Balance at June 30, 2013	$119,063	$343,724	$1,175,560	$(1,249,698)	$(49,447)	$339,202

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

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

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

Sale of Belgium Facility

In the first quarter of 2013, we sold the facility where our Hasselt, Belgium direct marketing business is located for net proceeds of $4.6 million.  At the time of the sale, the book value of this facility was $3.7 million, and the transaction resulted in a $0.9 million gain.  This gain is included in “Other, net” in the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2013.  This direct marketing business now leases space in the facility for its operations.

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

Note D — Goodwill

As of June 30, 2013 and December 31, 2012, we had goodwill of $408.7 million.  Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired.  Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance.  We perform our annual goodwill impairment assessment as of November 30th of each year.

During 2012, as a result of continuing revenue declines in Shoppers, and in conjunction with management’s evaluation of the business, the Company determined that a triggering event had occurred and that an interim step one impairment test of Shoppers’ goodwill was warranted in connection with the preparation of its second quarter 2012 financial statements.  Management determined that the goodwill balance with respect to this reporting unit was impaired and step two testing was deemed necessary.

Step two of the goodwill test consists of performing a hypothetical purchase price allocation, under which the estimated fair value of the reporting unit is allocated to its tangible and intangible assets based on their estimated fair values, with any residual amount being assigned to goodwill.  The impairment analysis performed during the second quarter of 2012 indicated that $156.9 million of goodwill and $8.4 million of other intangibles relating to trade names and client relationships associated with the Tampa Flyer (included in the Florida Shoppers operations) acquisition in April 2005, were impaired.  As a result, a total impairment charge of $165.3 million was recorded in the Consolidated Statements of Comprehensive Income (Loss) in the second quarter of 2012.  Excluding the Florida Shoppers operations, which were sold in 2012 and are included in discontinued operations in our Consolidated Financial Statements, the total impairment charge related to our Shoppers business was $156.9 million, all of which related to goodwill.

Note E — Long-Term Debt

Our long-term debt obligations were as follows:

	June 30,	December 31,
In thousands	2013	2012

2010 Revolving Credit Facility, various interest rates based on LIBOR, due August 12, 2013 ($60.5 million capacity at June 30, 2013)	0	0
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.20% at June 30, 2013), due August 16, 2016	104,125	110,250
Total debt	104,125	110,250
Less current maturities	12,250	12,250
Total long-term debt	$91,875	$98,000

The carrying values and estimated fair values of our outstanding debt were as follows:

	June 30,		December 31,
	2013		2012
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value
Total debt	$104,125	$104,125	$110,250	$110,250

The estimated fair values were calculated using current rates provided to us by our bankers for debt of the same remaining maturity and characteristics.  These current rates are considered Level 2 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures, (ASC 820).

Note F — Stock-Based Compensation

We recognized $2.2 million and $1.2 million of stock-based compensation during the three months ended June 30, 2013 and 2012, respectively.  We recognized $3.5 million and $2.2 million of stock-based compensation during the six months ended June 30, 2013 and 2012, respectively.

In June 2013, we recognized $1.0 million of additional expense related to the June 30, 2013 retirement of Larry Franklin, our former President and Chief Executive Officer.  Under Mr. Franklin’s retirement and consulting agreement, all of his unvested stock awards vested on the date of his retirement, all of his outstanding options will continue to vest and expire in accordance with their original vesting and expiration schedules, and all of his outstanding performance stock units will continue to vest in accordance with their original terms based on the Company’s financial performance.

In connection with the hiring of our new President and CEO, Robert Philpott, in July of 2013, we granted Mr. Philpott stock-based awards.  These awards were inducement grants made outside of the 2005 Omnibus Incentive Plan and the 2013 Omnibus Incentive Plan, and without stockholder approval.  These grants consisted of:

		Weighted-
		Average
	Number	Grant-Date
	of Shares	Fair Value
Stock options	400,000	$2.77
Non-vested stock	100,000	$9.29
Performance stock units	150,000	$8.57

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.    These options vest and become exercisable in 25% increments on the first four anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant, and have exercise prices equal to the market value of the common stock on the date of grant.  Market value is defined as the closing price on the previous trading day.  The weighted-average exercise price of these options was $9.29, which was the fair market value of the common stock on the grant date (and the closing price on the previous trading day).

The fair value of each non-vested share is estimated on the date of grant as the closing market price of our common stock on the previous trading day.  These non-vested shares vest in three equal increments on the first three anniversaries of their date of grant.

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the previous trading day, minus the present value of anticipated dividend payments.  Performance stock units are a form of share-based awards similar to non-vested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over a three-year period.  At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the maximum in a range between 0% and 100%.

In June 2013 we adopted the 2013 Omnibus Incentive Plan, a stockholder approved plan, pursuant to which we may issue up to 5.0 million shares of stock-based awards to directors employees and consultants.  No additional stock-based awards will be granted under the 2005 Omnibus Incentive Plan.

We did not have any additional significant stock-based compensation activity in the second quarter of 2013.  Our annual grant of stock-based awards occurred in the first quarter of 2013, which is consistent with the timing of previous annual grants.

Note G — Components of Net Periodic Pension Benefit Cost

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,
In thousands	2013	2012
Service cost	$86	$117
Interest cost	1,809	1,960
Expected return on plan assets	(1,846)	(1,683)
Amortization of prior service cost	0	1
Recognized actuarial loss	1,672	1,500
Net periodic benefit cost	$1,721	$1,895

	Six Months Ended June 30,
In thousands	2013	2012
Service cost	$171	$233
Interest cost	3,618	3,920
Expected return on plan assets	(3,691)	(3,366)
Amortization of prior service cost	0	2
Recognized actuarial loss	3,344	3,000
Net periodic benefit cost	$3,442	$3,789

We made contributions to our funded, frozen pension plan of $2.3 million in the first half of 2013.  We plan to make additional contributions of $2.3 million to this pension plan during the remainder of 2013.  These contributions to our funded, frozen pension plan are being made in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2013 other than to the extent needed to cover benefit payments.  We expect benefit payments under this supplemental pension plan to total $1.5 million in 2013.

Note H - Income Taxes

Our second quarter 2013 income tax expense of $5.2 million resulted in an effective income tax rate of 38.4%.  Our first half 2013 income tax expense of $9.1 million resulted in an effective income tax rate of 37.8%.  Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2013.  The effective income tax rate calculated for the first half of 2013 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Our second quarter 2012 income tax benefit of $40.0 million resulted in an effective income tax rate of 27.7%.  Our first half 2012 income tax benefit of $35.1 million resulted in an effective income tax rate of 26.5%.  Both of these periods reflect a $156.9 million goodwill impairment loss that resulted in a $44.8 million tax benefit.  The effective tax rate of this benefit of 29.4% was less than the federal statutory rate of 35% primarily due to a portion of the goodwill impairment that was not deductible, partially offset by the addition of state income taxes.

Harte-Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions.  For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2008.  For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2009.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income.  We did not have a significant amount of interest or penalties accrued at June 30, 2013 or December 31, 2012.

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

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2013	2012
Net Income (Loss)
Income (loss) from continuing operations	$8,309	$(104,638)
Loss from discontinued operations	0	(5,067)
Net income (loss)	$8,309	$(109,705)

Basic EPS
Weighted-average common shares outstanding used in earnings (loss) per share computations	62,446	63,007

Basic earnings (loss) per share
Continuing operations	$0.13	$(1.66)
Discontinued operations	0.00	(0.08)
Net income (loss)	$0.13	$(1.74)

Diluted EPS
Shares used in diluted earnings (loss) per share computations	62,755	63,007

Diluted earnings (loss) per common share
Continuing operations	$0.13	$(1.66)
Discontinued operations	0.00	(0.08)
Net income (loss)	$0.13	$(1.74)

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,446	63,007
Weighted-average common equivalent shares - dilutive effect of stock options and awards	309	0
Shares used in diluted earnings per share computations	62,755	63,007

4.4 million and 6.5 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2013 and 2012, respectively.  There were no anti-dilutive non-vested shares excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2013.  0.6 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2012.

There were no dilutive shares for the three months ended June 30, 2012 as the Company had a net loss for the period.

	Six Months Ended June 30,
In thousands, except per share amounts	2013	2012
Net Income (Loss)
Income (loss) from continuing operations	$14,976	$(97,203)
Loss from discontinued operations	0	(5,709)
Net income (loss)	$14,976	$(102,912)

Basic EPS
Weighted-average common shares outstanding used in earnings (loss) per share computations	62,459	62,959

Basic earnings (loss) per share
Continuing operations	$0.24	$(1.54)
Discontinued operations	0.00	(0.09)
Net income (loss)	$0.24	$(1.63)

Diluted EPS
Shares used in diluted earnings (loss) per share computations	62,712	62,959

Diluted earnings per common share
Continuing operations	$0.24	$(1.54)
Discontinued operations	0.00	(0.09)
Net income (loss)	$0.24	$(1.63)

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,459	62,959
Weighted-average common equivalent shares - dilutive effect of stock options and awards	253	0
Shares used in diluted earnings per share computations	62,712	62,959

4.4 million and 6.5 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2013 and 2012, respectively. There were no anti-dilutive non-vested shares excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2013. 0.6 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2012.

There were no dilutive shares for the six months ended June 30, 2012 as the Company had a net loss for the period.

Note J — Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders.  Our comprehensive income was as follows:

	Three Months Ended June,
In thousands	2013	2012
Net income (loss)	$8,309	$(109,705)

Other comprehensive income (loss):
Adjustment to pension liability	1,672	1,501
Tax expense	(669)	(600)
Adjustment to pension liability, net of tax	1,003	901
Foreign currency translation adjustment	(589)	(915)
Total other comprehensive income (loss), net of tax	414	(14)

Total comprehensive income (loss)	$8,723	$(109,719)

	Six Months Ended June 30,
In thousands	2013	2012
Net income (loss)	$14,976	$(102,912)

Other comprehensive income:
Adjustment to pension liability	3,344	3,002
Tax expense	(1,338)	(1,200)
Adjustment to pension liability, net of tax	2,006	1,802
Foreign currency translation adjustment	(1,719)	(29)
Total other comprehensive income, net of tax	287	1,773

Total comprehensive income (loss)	$15,263	$(101,139)

Changes in accumulated other comprehensive income (loss) by component are as follows:

	Defined
	Benefit	Foreign
	Pension	Currency
In thousands	Items	Items	Total
Balance at December 31, 2012	$(54,431)	$4,697	$(49,734)
Other comprehensive loss, net of tax, before reclassifications	0	(1,719)	(1,719)
Amounts reclassified from accumulated other comprehensive income, net of tax	2,006	0	2,006
Net current period other comprehensive income (loss), net of tax	2,006	(1,719)	287
Balance at June 30, 2013	$(52,425)	$2,978	$(49,447)

	Defined
	Benefit	Foreign
	Pension	Currency
In thousands	Items	Items	Total
Balance at December 31, 2011	$(48,705)	$3,382	$(45,323)
Other comprehensive loss, net of tax before reclassifications	0	(29)	(29)
Amounts reclassified from accumulated other comprehensive income, net of tax	1,802	0	1,802
Net current period other comprehensive Income (loss), net of tax	1,802	(29)	1,773
Balance at June 30, 2012	$(46,903)	$3,353	$(43,550)

Reclassification amounts related to the defined pension plans are included in the computation of net period pension benefit cost (see Note G, Components of Net Periodic Pension Benefit Cost).

Note K — Litigation Contingencies

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

Note L — Business Segments

Harte-Hanks is a worldwide, direct and targeted marketing company with operations in two segments — Direct Marketing and Shoppers.

Information about the operations of our two business segments follows:

	Three Months Ended June 30,
In thousands	2013	2012
Operating revenues
Direct Marketing	$140,106	$142,794
Shoppers	48,150	46,835
Total operating revenues	$188,256	$189,629

Operating income (loss)
Direct Marketing	$17,977	$16,578
Shoppers	1,896	(156,684)
Corporate Activities	(5,564)	(3,297)
Total operating income (loss)	$14,309	$(143,403)

Income (loss) from continuing operations before income taxes
Operating income (loss)	$14,309	$(143,403)
Interest expense	(779)	(880)
Interest income	42	29
Other, net	(83)	(402)
Total income (loss) from continuing operations before income taxes	$13,489	$(144,656)

	Six Months Ended June 30,
In thousands	2013	2012
Operating revenues
Direct Marketing	$272,458	$282,250
Shoppers	94,130	93,421
Total operating revenues	$366,588	$375,671

Operating income (loss)
Direct Marketing	$30,800	$32,231
Shoppers	2,666	(155,439)
Corporate Activities	(8,983)	(6,219)
Total operating income (loss)	$24,483	$(129,427)

Income (loss) from continuing operations before income taxes
Operating income (loss)	$24,483	$(129,427)
Interest expense	(1,582)	(1,899)
Interest income	77	58
Other, net	1,135	(1,056)
Total income (loss) from continuing operations before income taxes	$24,113	$(132,324)

Note M — Discontinued Operations

We sold the assets of our Florida Shoppers operations to Coda Media Corp. on December 31, 2012.  Because the Florida Shoppers represent a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte-Hanks, Inc., the results of the Florida Shoppers operations have been reported as discontinued operations for all periods presented.  Results of the remaining Harte-Hanks, Inc. business segments are reported as continuing operations.

Summarized operating results for the Florida Shoppers discontinued operations are as follows:

	Three Months Ended June 30,
In thousands	2013	2012
Revenues	$0	$9,508

Loss from discontinued operations before income taxes	0	(9,262)
Income tax benefit	0	(4,195)
Loss from discontinued operations	$0	$(5,067)

	Six Months Ended June 30,
In thousands	2013	2012
Revenues	$0	$18,638

Loss from discontinued operations before income taxes	0	(10,307)
Income tax benefit	0	(4,598)
Loss from discontinued operations	$0	$(5,709)

The major components of cash flows for the Florida Shoppers discontinued operations are as follows;

	Three Months Ended June 30,
In thousands	2013	2012
Loss from discontinued operations	$0	$(5,067)
Impairment of Intangible Assets	0	8,400
Depreciation and software amortization	0	145
Intangible asset amortization	0	143
Other, net	0	1
Net cash provided by discontinued operations	$0	$3,622

	Six Months Ended June 30,
In thousands	2013	2012
Loss from discontinued operations	$0	$(5,709)
Impairment of Intangible Assets	0	8,400
Depreciation and software amortization	0	337
Intangible asset amortization	0	286
Other, net	0	550
Net cash provided by discontinued operations	$0	$3,864

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements.  In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012

Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2013 earnings release issued on August 1, 2013.  The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte-Hanks.  This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2012 Form 10-K.  Our 2012 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

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

•                  business-to-business lead generation;

•                  direct mail and fulfillment; and

•                  contact centers.

Revenues from the Direct Marketing segment represented approximately 74% of our total revenues for both the three months and six months ended June 30, 2013, respectively.

Harte-Hanks Shoppers is North America’s largest owner, operator and distributor of shopper publications, based on weekly circulation and revenues.  Shoppers are weekly advertising publications, 7 by 10 inches in size, distributed free by Standard Mail to households and businesses in a particular geographic area.  Through print and digital offerings, Shoppers is a trusted local source for saving customers money and helping businesses grow.  Shoppers offer advertisers a geographically targeted, cost-effective local advertising system, with virtually 100% penetration in their area of distribution.  Shoppers are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.  Our Shoppers segment also provides online advertising and other services through our website, PennySaverUSA.com®, as well as business websites and search—engine marketing.  Our websites are online advertising portals, bringing buyers and sellers together through our online offerings, such as local classifieds, business listings, coupons, special offers and PowerSites®.  PowerSites® are templated websites for our customers, optimized to help small and medium-sized business owners establish a web presence and improve their lead generation.  At June 30, 2013, we were publishing approximately 5,000 PowerSites® weekly.

On December 31, 2012 we sold the assets of our Florida Shoppers operations, The Flyer®.  Because the Florida Shoppers represented a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte-Hanks, Inc., the results of the Florida Shoppers operations are reported as discontinued operations for all periods presented.  Results of the remaining Harte-Hanks business segments are reported as continuing operations.

After this sale, Harte-Hanks Shoppers no longer has any operations or circulation in the state of Florida. All of our Shopper operations are now located in California.

At June 30, 2013 our Shoppers publications were zoned into approximately 780 separate editions with total circulation of approximately 9.1 million shopper packages in California each week.  Our distribution products can be zoned even tighter, into approximately 2,400 subzones.  Shoppers are delivered in major markets each week, covering Southern, Central and Northern California.

Revenues from the Shoppers segment represented approximately 26% of our total revenues for both the three months and six months ended June 30, 2013, respectively.

We derive revenues by providing direct marketing services and shopper advertising services.

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

Our Shoppers business operates in regional markets in California and is greatly affected by the strength of the state and local economies.  Revenues from our Shoppers business are largely dependent on local advertising expenditures in the areas of California in which we operate.  We experienced poor economic conditions from the second half of 2007 through most of 2012 in California.  These conditions were initially created by weakness in the real estate and associated financing markets and spread across virtually all categories.  We see some improvement in the California economy, but we expect to have further challenges before our performance improves.  In response, during 2012, we continued our efforts to reduce expenses in the Shoppers business, primarily through organizational restructuring, and the discontinuance of a number of unprofitable digital initiatives, including SaverTime® (our internet coupon offering) and mobile apps.  We are in the process of consolidating our production facilities from four plants to three plants and we expect to close our production facility in Northern California in the third quarter of 2013.  We continue to invest in online offerings, particularly our PowerSites®, which provide value for our readers and advertisers, and in other profitable digital initiatives.  We believe the steps we are taking to improve overall efficiency, combined with our continued investments in digital initiatives, will improve our Shoppers performance in the long term.

Our principal operating expense items are labor, postage and transportation.

Results of Continuing Operations

As discussed in Note M, Discontinued Operations, we sold the assets of our Florida Shoppers operations on December 31, 2012.  Therefore, the operating results of our Florida Shoppers have been reported as discontinued operations in the Consolidated Financial Statements, and are excluded from management’s discussion and analysis of financial condition and results of operations below.

Operating results from our continuing operations, Direct Marketing and California Shoppers, were as follows:

In thousands, except	Three months ended			Six months ended
per share amounts	June 30, 2013	June 30, 2012	Change	June 30, 2013	June 30, 2012	Change

Revenues	$188,256	$189,629	-0.7%	$366,588	$375,671	-2.4%
Operating expenses	173,947	333,032	-47.8%	342,105	505,098	-32.3%
Operating income	$14,309	$(143,403)	110.0%	24,483	$(129,427)	118.9%

Income from continuing operations	$8,309	$(104,638)	107.9%	14,976	$(97,203)	115.4%

Diluted earnings per share from continuing operations	$0.13	$(1.66)	107.8%	$0.24	$(1.54)	115.6%

2nd Quarter 2013 vs. 2nd Quarter 2012

Revenues

Consolidated revenues decreased 0.7%, to $188.3 million, in the second quarter of 2013 compared to the second quarter of 2012 due to decreased revenues of $2.7 million, or 1.9%, from our Direct Marketing segment and increased revenues of $1.3 million, or 2.8%, from our Shoppers segment.  Direct Marketing results reflect the impact of our select vertical decreasing $2.3 million or 17% compared to 2012, due to reductions from a mail supply chain customer and a price reduction for a contact center client.  Our pharmaceutical vertical decreased $1.4 million or 12% from the loss of a long standing customer in the third quarter of 2012.  Our financial vertical increased $0.8 million or 4% due to increased mail solicitation activity.  Our retail vertical increased 2%, the automotive and consumer brands vertical experienced a 2% revenue decline, and our high-tech vertical was flat. Shoppers revenue performance reflects increased revenues from distribution products, partially offset by decreased in-book advertising.  From an industry perspective, Shoppers revenues increased from the consumer spending, automotive, health, restaurant and communications sectors, and decreased from the real estate and education sectors.

Operating Expenses

Overall operating expenses decreased 47.8%, to $173.9 million, in the second quarter of 2013 compared to the second quarter of 2012.  The $159.1 million decrease was a result of an impairment loss of $156.9 million related to goodwill and other intangible assets associated with our Shoppers segment recorded in the second quarter of 2012.  Excluding this impairment loss, operating expenses decreased $2.2 million, or 1.2%, compared to the second quarter of 2012.  Direct Marketing operating expenses decreased $4.1 million, or 3.2%, and Shoppers operating expenses, excluding the impairment charge, were consistent with the second quarter of 2012.  The decrease at Direct Marketing was primarily due to decreased labor costs and production and distribution costs, offset by increased general and administrative expense.  Shoppers operating expenses were impacted by a reduction in labor costs and general and administrative costs, offset by increased production costs.

Income/Earnings Per Share from Continuing Operations

We recorded income from continuing operations of $8.3 million and diluted earnings per share from continuing operations of $0.13 per share in the second quarter of 2013.  These results, excluding the impairment loss, compare to income from continuing operations of $7.5 million and diluted earnings per share from continuing operations of $0.12 per share in the second quarter of 2012.  The increase in income from continuing operations, excluding the impairment loss, is primarily a result of increased operating income from Direct Marketing and Shoppers, offset by an increase in general corporate expense.

First Half 2013 vs. First Half 2012

Revenues

Consolidated revenues decreased 2.4%, to $366.6 million, in the first half of 2013 compared to the first half of 2012 due to decreased revenues of $9.8 million, or 3.5%, from our Direct Marketing segment and increased revenues of $0.7 million, or 0.8%, from our Shoppers segment.  Direct Marketing results reflect a decline in our pharmaceutical vertical due to the effect of volume reductions from a long standing customer beginning in the second quarter of 2012, and the loss of another long standing customer in the third quarter of 2012.  Our select vertical, high-tech and consumer brands and automotive verticals experienced revenue declines.  Our financial and retail verticals increased compared to the first half of 2012.  Shoppers revenue performance reflects increased revenues from distribution products, partially offset by decreased sales of in-book advertising.  From an industry perspective, Shoppers revenues increased from consumer spending, communications and the restaurant sectors, and decreased from the real estate and education sectors.

Operating Expenses

Overall operating expenses decreased 32.3%, to $342.1 million, in the first half of 2013 compared to the first half of 2012.  The $163.0 million decrease was primarily a result of an impairment loss of $156.9 million related to goodwill and other intangible assets associated with our Shoppers segment recorded in the second quarter of 2012.  Excluding this impairment loss, operating expenses decreased $6.1 million, or 1.7%, compared to the first half of 2012.  This decrease was driven by decreased operating expenses in Direct Marketing of $8.4 million, or 3.3%, and decreased operating expenses of $0.1 million, or 0.1%, in Shoppers, partially offset by an increase in general corporate expense of $2.8 million, or 44.4%.  The decrease at Direct Marketing was primarily due to decreases in labor and production and distribution costs.  Direct Marketing general and administrative expense was consistent with prior year amounts.  The decrease at Shoppers was due to labor costs and general and administrative expenses decreasing, offset by increased production costs.  Shoppers depreciation and software amortization expense decreased. General corporate expense increased due primarily to the charges taken in connection with the retirement of our former President and Chief Executive Officer.

Income/Earnings Per Share from Continuing Operations

We recorded income from continuing operations of $15.0 million and diluted earnings per share from continuing operations of $0.24 per share in the first half of 2013.  These results, excluding the impairment loss, compare to income from continuing operations of $14.9 million and diluted earnings per share from continuing operations of $0.24 per share in the first half of 2012.  The increase in income from continuing operations, excluding the impairment loss, is primarily a result of increased operating income from Direct Marketing and Shoppers, offset by an increase in general corporate expense.  The increase was also due to a gain on the sale of our facility in Belgium, changes in net foreign currency transaction gains and losses and a lower effective tax rate.

Direct Marketing

Direct Marketing operating results were as follows:

	Three months ended			Six months ended
In thousands	June 30, 2013	June 30, 2012	Change	June 30, 2013	June 30, 2012	Change

Revenues	$140,106	$142,794	-1.9%	$272,458	$282,250	-3.5%
Operating expenses	122,129	126,216	-3.2%	241,658	250,019	-3.3%
Operating income	$17,977	$16,578	-8.4%	30,800	$32,231	-4.4%

2nd Quarter 2013 vs. 2nd Quarter 2012

Revenues

Direct Marketing revenues decreased $2.7 million, or 1.9%, in the second quarter of 2013 compared to the second quarter of 2012.  Revenues from our select vertical decreased $2.3 million or 17% compared to 2012, due to reductions from a mail supply chain customer and a price reduction for a contact center client.  Our pharmaceutical vertical decreased $1.4 million or 12%  due to the loss of a long standing customer in the third quarter of 2012.  Our financial vertical increased $0.8 million or 4% due to increased mail solicitation activity.  Our retail vertical increased 2%, the automotive and consumer brands vertical experienced a 2% revenue decline, and our high-tech vertical was flat.  Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

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

Operating Expenses

Direct Marketing operating expenses decreased $4.1 million, or 3.2%, in the second quarter of 2013 compared to the second quarter of 2012.  Labor costs decreased $3.4 million, or 5.0%, primarily due to a reduction in temporary labor as a result of revenue performance.  Production and distribution costs decreased $0.6 million, or 1.5%, due to decreased mail supply chain costs resulting from decreased fuel costs and decreased outsourced costs resulting from decreased outsourced volumes.  General and administrative expense increased $0.2 million, or 1.4%, due primarily to increased promotional expense, offset by decreased bad debt expense and employee travel.  Depreciation and software amortization expense and intangible asset amortization each decreased slightly compared to the prior year quarter.

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

First Half 2013 vs. First Half 2012

Revenues

Direct Marketing revenues decreased $9.8 million, or 3.5%, in the first half of 2013 compared to the first half of 2012.  Revenues from our pharmaceutical vertical decreased $6.1 million or 23% compared to 2012, reflecting the effect of volume reductions from a long standing customer beginning in the second quarter of 2012, and the loss of another long standing customer in the third quarter of 2012.  Our select vertical decreased $3.5 million or 14%,  due to reductions from a mail supply chain customer and a price reduction for a contact center client.  Our financial vertical increased $4.2 million or 11%, the retail vertical increased $1.2 million or 2%, our automotive and consumer brands vertical experienced a 7% revenue decline and our high-tech vertical declined 3%.  Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Operating Expenses

Operating expenses decreased $8.4 million, or 3.3%, in the first half of 2013 compared to the first half of 2012.  Labor costs decreased $5.8 million, or 4.3%, primarily due to a reduction in temporary labor as a result of revenue performance.  Production and distribution costs decreased $2.2 million, or 2.7%, due to decreased mail supply chain costs resulting from decreased fuel costs, partially offset by increased outsourced costs resulting from increased outsourced volumes.  General and administrative expense was consistent due primarily to decreased bad debt expense, partially offset by an increase in promotion expense.  Depreciation and software amortization expense and intangible asset amortization each decreased slightly compared to the prior year first six months.

Shoppers

	Three months ended			Six months ended
In thousands	June 30, 2013	June 30, 2012	Change	June 30, 2013	June 30, 2012	Change

Revenues	$48,151	$46,835	2.8%	$94,131	$93,421	0.8%
Operating expenses	46,255	203,519	-77.3%	91,465	248,860	63.3%
Operating income	$1,896	$(156,684)	101.2%	2,666	$(155,439)	101.7%

2nd Quarter 2013 vs. 2nd Quarter 2012

Revenues

Shoppers revenues increased $1.3 million, or 2.8%, in the second quarter of 2013 compared to the second quarter of 2012.  The increase in revenues was the result of increased revenues from distribution products, partially offset by decreased sales of in-book advertising.  From an industry perspective, Shoppers revenues increased from the consumer spending, health, automotive, restaurant and communications sectors, and decreased from the real estate and education sectors.

At June 30, 2013, our Shoppers circulation reached approximately 9.1 million addresses in California each week.  While we have not made any significant changes to our circulation in the last several years, we continue to evaluate all of our circulation performance and may make circulation reductions in the future as part of our efforts to address the difficult economic conditions in California.

Future revenue performance will depend on, among other factors, the overall strength of the California economy, as well as how successful we are at maintaining and growing business with existing clients, and acquiring new clients.

Operating Expenses

Shoppers operating expenses were $46.3 million in the second quarter of 2013 compared to $203.5 million in the second quarter of 2012.  The $157.2 million decrease is primarily a result of an impairment loss of $156.9 million related to goodwill and other intangible assets recorded in the second quarter of 2012.  Excluding this impairment loss, operating expenses were consistent in the second quarter of 2013 compared to the second quarter of 2012.  Total labor costs decreased $1.2 million, or 8.2%, due to lower payroll costs from lower ad sales and headcount reductions.  Total production costs increased $2.0 million, or 7.2%, due to an increase in offload printing costs related to an increase in heatset volumes and an increase in postage costs resulting from the January 2013 postage rate increase.  The increase in production costs was partially offset by decreases in newsprint and job paper expenses due to declines in volumes and lower paper rates.  Total general and administrative costs decreased $0.4 million, or 11.3%, due to decreased service fees related to our web products.  Depreciation and software amortization expense decreased $0.8 million, or 47.4%, due to a low level of capital expenditures in 2012.

Shoppers’ largest cost components are postage, labor, and paper.  Shoppers’ labor costs are partially variable and tend to fluctuate with the number of zones, circulation, volumes and revenues.  Standard postage rates have increased in recent years, most recently in January 2012 and January 2013.  Shoppers’ postage rates increased by approximately 2.1% as a result of the January 2012 rate increase, and 2.8% as a result of the January 2013 rate increase, affecting Shoppers’ distribution costs.  The U. S. Postal Service has also proposed various changes in its services to address its financial performance, such as delivery frequency and facility access.  We do not believe the announced and proposed changes will have a material impact on our Shoppers business.  Newsprint prices were relatively stable throughout 2012 and decreased slightly during the first half of 2013.  Newsprint prices are expected to continue to remain at the current rates throughout 2013.  Any future changes in newsprint prices will affect Shoppers’ production costs.  We are in the process of consolidating our production facilities from four plants to three plants and we expect to close our production facility in Northern California in the third quarter of 2013.  This consolidation and facility closure will reduce Shoppers overall operating costs in late 2013.

First Half 2013 vs. First Half 2012

Revenues

Shoppers revenues increased $0.7 million, or 0.8%, in the first half of 2013 compared to the first half of 2012.  The increase in revenues was the result of increased revenues from distribution products, partially offset by decreased sales of in-book advertising.  From an industry perspective, Shoppers revenues increased from consumer spending, communications and the restaurant sectors, and decreased from the real estate and education sectors.

Operating Expenses

Shoppers operating expenses were $91.5 million in the first half of 2013 compared to $248.9 million in the first half of 2012.  The $157.4 million decrease is primarily a result of an impairment loss of $156.9 million related to goodwill and other intangible assets recorded in the second quarter of 2012.  Excluding this impairment loss, operating expenses decreased $0.5 million, or 0.1%, in the first half of 2013 compared to the first half of 2012.  Total labor costs decreased $2.3 million, or 8.2%, due to lower payroll costs from lower ad sales and headcount reductions.  Total production costs increased $3.5 million, or 6.4%, due to an increase in offload printing costs related to an increase in heat set volumes, an increase in outsourced costs due to increased outsourced volumes, and an increase in postage costs resulting from the January 2013 postage rate increase.  The increase in production costs was partially offset by decreases in newsprint and job paper expenses due to declines in volumes and lower paper rates.  Total general and administrative costs decreased $0.7 million, or 10.2%, due to decreased service fees related to our web products, partially offset by increased insurance costs as a result of a credit received in the first quarter of 2012.  Depreciation and software amortization expense decreased $1.0 million, or 36.5%, due to a low level of capital expenditures in 2012.

General Corporate Expense

2nd Quarter 2013 vs. 2nd Quarter 2012

General corporate expense increased $2.3 million, or 68.8%, in the second quarter of 2013 compared to the second quarter of 2012.  This increase was primarily attributable to approximately $2.0 million in compensation expense related to the retirement of our former Chief Executive Officer, professional fees related to the search for our new Chief Executive Officer and increased legal expenses.

First Half 2013 vs. First Half 2012

General corporate expense increased $2.8 million, or 44.4%, in the first half of 2013 compared to the first half of 2012.  This increase was primarily attributable to approximately $2.0 million in compensation expense related to the retirement of our former Chief Executive Officer, professional fees related to the search for our new Chief Executive Officer and the search for new members of our Board of Directors and increased legal expenses.  This increase was partially offset by decreased pension expense resulting primarily from an increase in the market value of the plan assets of our funded pension plan in 2012.  The effect of the increase in the market value of the plan assets on pension expense was partially offset by an increase in the projected pension benefit obligation due to a lower discount rate.

Interest Expense

2nd Quarter 2013 vs. 2nd Quarter 2012

Interest expense decreased $0.1 million, or 11.5%, in the second quarter of 2013 compared to the second quarter of 2012 due to a lower average debt balance in the second quarter of 2013.  The lower average debt balance in the second quarter of 2013 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

First Half 2013 vs. First Half 2012

Interest expense decreased $0.3 million, or 16.7%, in the first half of 2013 compared to the first half of 2012 due to a lower average debt balance in the first half of 2013.  The lower average debt balance in the first half of 2013 is a result of the $60.0 million principal payment made in March of 2012 in relation to the maturity of the 2008 Term Loan Facility, and scheduled quarterly principal payments on the 2011 Term Loan Facility.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Interest Income

2nd Quarter 2013 vs. 2nd Quarter 2012

Interest income increased slightly in the second quarter of 2013 compared to the second quarter of 2012.

First Half 2013 vs. First Half 2012

Interest income increased slightly in the first half of 2013 compared to the first half of 2012.

Other Income and Expense

2nd Quarter 2013 vs. 2nd Quarter 2012

Other expense, net, was $0.1 million in the second quarter of 2013 compared to other expense, net, of $0.4 million in the second quarter of 2012.  This $0.3 million variance from the prior year quarter is due to a $0.1 million change in net foreign currency transaction gains and losses.

First Half 2013 vs. First Half 2012

Other income, net, was $1.1 million in the first half of 2013 compared to other expense, net, of $1.1 million in the first half of 2012.  This $2.2 million variance from the prior year first half is due to a $1.1 million change in net foreign currency transaction gains and losses and a $0.9 million gain on the sale of our facility in Belgium in the first quarter of 2013.

Income Taxes

2nd Quarter 2013 vs. 2nd Quarter 2012

Income tax expenses were $5.2 million in the second quarter of 2013 compared to a benefit of $40.0 million in the second quarter of 2012.  The $45.2 million increase is primarily a result of the impairment loss related to goodwill and other intangible assets recorded in the second quarter of 2012.  Excluding this impairment loss, our effective tax rate was 38.4% for the second quarter of 2013, decreasing from 39.0% for the second quarter of 2012.  The decrease in the effective tax rate is primarily due to a reduction in tax accruals related to certain foreign subsidiaries, and to additional tax credits made available by the American Taxpayer Relief Act of 2012 enacted in January of 2013.

First Half 2013 vs. First Half 2012

Income tax expenses were $9.1 million in the first half of 2013 compared to a benefit of $35.1 million in the first half of 2012.  The $44.3 million increase is primarily a result of an impairment loss related to goodwill and other intangible assets recorded in the second quarter of 2012.  Excluding this impairment loss, our effective tax rate was 37.9% for the first half of 2013, decreasing from 39.4% for the first half of 2012.  The decrease in the effective tax rate is primarily due to a reduction in tax accruals related to certain foreign subsidiaries, and to additional tax credits made available by the American Taxpayer Relief Act of 2012 enacted in January of 2013.

Economic Climate and Impact on our Financial Statements

The economic climate in California had a negative impact on our Shoppers’ operations and cash flows for the period from the second half of 2007 to mid 2012.  This impact is reflected in our financial results.  We cannot predict the duration of a difficult economic environment in California, or the timing or magnitude of any subsequent improvement.  If the economic climate and markets we serve fail to improve (or deteriorate), we may record additional charges, including charges related to restructuring costs and the impairment of goodwill, other intangibles and long-lived assets, and our operations, cash flows and financial position may be materially and adversely affected.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2013, cash and cash equivalents were $63.9 million, increasing $14.2 million from cash and cash equivalents of $49.6 million at December 31, 2012.  This net increase was a result of net cash provided by operating activities of $31.6 million, net cash used in investing activities of $4.5 million, net cash used in financing activities of $12.3 million and the effect of exchange rate changes of $0.5 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $31.6 million, compared to $26.6 million for the six months ended June 30, 2012.  The $5.0 million year-over-year increase was primarily attributable to changes within working capital assets and liabilities and an increase in net income (excluding impairment related charges including taxes).

For the six months ended June 30, 2013, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•                  A decrease in accounts receivable attributable to collection of the December 31, 2012 receivables as well as higher revenues in the fourth quarter of 2012 compared to the second quarter of 2013.  Days sales outstanding were approximately 65 days at June 30, 2013, which increased from 64 days at December 31, 2012 and 60 days at June 30, 2012;

•                  A decrease in inventory due to lower newsprint prices and fewer days of supply held in inventory compared to December 31, 2012;

•                  A decrease in prepaid expenses and other current assets due to timing of payments;

•                  A decrease in the current portion of the deferred income tax asset due to the timing of the deductibility of the incentive compensation accrued at December 31, 2012 and paid in the first quarter of 2013;

•                  An increase in prepaid income taxes due to a federal tax refund received in the first quarter of 2013;

•                  A decrease in accounts payable due to higher overall operating expenses, in the fourth quarter of 2012 than in the second quarter of 2013;

•                  A decrease in accrued payroll and related expenses due to the timing of the first payroll in January of 2013 and payment of 2012 incentive compensation;

•                  A decrease in deferred revenue and customer advances due to timing of receipts; and

•                  A decrease in customer postage deposits due to timing of receipts and lower mail volumes.

Investing Activities

Net cash used in investing activities was $4.5 million for the six months ended June 30, 2013, compared to net cash used in investing activities of $5.6 million for the six months ended June 30, 2012.  The $1.1 million variance is the result of the sale of our Belgium facility in the first quarter of 2013 for net proceeds of $4.6 million, partially offset by increased capital spending in the first six months of 2013 compared to the first six months of 2012.

Financing Activities

Net cash used in financing activities was $12.3 million for the six months ended June 30, 2013 compared to $73.3 million for the six months ended June 30, 2012.  The $61.0 million decrease is primarily due to a $57.0 million decrease in net debt repayments in the first six months of 2013 compared to the first six months of 2012, as a result of retiring the 2008 Term Loan Facility in March 2012.  Dividend payments also decreased $5.5 million compared to the first half of 2012 because we accelerated the payment of our regular first quarter 2013 dividend into December of 2012.

Credit Facilities

On March 7, 2008, we entered into a four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent.  The 2008 Term Loan Facility matured on March 7, 2012, at which time we paid the remaining outstanding principal of $60.0 million using cash on hand.

On August 12, 2010, we entered into a new three-year $70 million revolving credit facility, which includes a $25 million accordion feature, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2010 Revolving Credit Facility), with Bank of America, N.A., as Administrative Agent.  The 2010 Revolving Credit Facility permits us to request up to a $25 million increase in the total amount of the facility.  The 2010 Revolving Credit Facility matures on August 12, 2013.  For each borrowing under the 2010 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the LIBOR rate (as defined in the 2010 Revolving Credit Facility) for the applicable interest period, plus a spread which is determined based on our total net debt-to-EBITDA ratio (as defined in the 2010 Revolving Credit Facility) then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Agent’s prime rate, and (c) the LIBOR rate plus 1.00%, plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 1.25% to 2.00% per annum.  There is a facility fee that we are also required to pay under the 2010 Revolving Credit Facility.  The facility fee rate ranges from 0.40% to 0.45% per annum, depending on our total net debt-to-EBITDA ratio then in effect.  In addition, there is a letter of credit fee with respect to outstanding letters of credit.  That fee is calculated by applying a rate equal to the spread applicable to LIBOR based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.  We may elect to prepay any amounts drawn on the 2010 Revolving Credit Facility at any time.  At June 30, 2013, we did not have any outstanding amounts drawn against our 2010 Revolving Credit Facility.  At June 30, 2013, we had letters of credit totaling $9.5 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $60.5 million.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent.  The 2011 Term Loan Facility matures on August 16, 2016.  For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect.  We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.  At June 30, 2013, we had $104.1 million outstanding under the 2011 Term Loan Facility.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte-Hanks under our credit facilities.  As of June 30, 2013, we were in compliance with all of the covenants of our credit facilities.

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

Our 2010 Revolving Credit Facility matures August 12, 2013.  We believe that we will be able to obtain a replacement facility in a similar amount and with similar terms prior to its maturity.  However, if there are disruptions in the credit markets, we may be unable to obtain a replacement facility on acceptable terms or at all.  In that event, depending on our ability to generate sufficient cash flow from operations, our overall liquidity and ability to make payments on our indebtedness under our 2011 Term Loan Facility (which matures in August 2016) may be adversely impacted, and we may be required to seek one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise debt or equity capital.  We cannot assure you that any of these actions could be affected on a timely basis or on satisfactory terms, if at all.  In addition, our existing debt agreements contain restrictive covenants that may prohibit us from adopting one or more of these alternatives.

As of June 30, 2013, we had $60.5 million of unused borrowing capacity under our 2010 Revolving Credit Facility and a cash balance of $63.9 million.  Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2010 Revolving Credit Facility and a replacement revolving credit facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months.  Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate.  A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

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

We are exposed to market risk for changes in interest rates related to our credit facilities.  Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.20% at June 30, 2013).  The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At June 30, 2013, our debt balance related to the 2011 Term Loan Facility was $104.1 million.  The three-year $70 million 2010 Revolving Credit Facility has a maturity date of August 12, 2013.  At June 30, 2013, we did not have any debt outstanding under the 2010 Revolving Credit Facility.

Assuming the actual level of borrowings throughout the second quarter  and first half of 2013, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the second quarter and first half of 2013 would have changed by approximately $0.2 million and $0.3 million, respectively.  Due to our overall debt level and cash balance at June 30, 2013, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.  At this time we are not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries.  Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real.  We monitor these risks throughout the normal course of business.  The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies.  Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss).  Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings.  A smaller portion of our transactions are denominated in currencies other than the respective local currencies.  For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars.  Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction.  Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income.  Transactions such as these amounted to $0.1 million and $0.8 million in pre-tax currency transaction gains in the second quarter and first half of 2013.  At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.  It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the second quarter of 2013:

			Total Number	Maximum
			of Shares	Dollar
	Total	Average	Purchased	Amount that
	Number of	Price	as Part of	May Yet Be
	Shares	Paid per	a Publicly	Spent Under
Period	Purchased(2)	Share	Announced Plan(1)	the Plan
April 1 – 30, 2013	69,849	$7.42	69,849	$4,643,078
May 1 – 31, 2013	13,149	$8.06	11,829	$4,548,894
June 1 – 30, 2013	0	$0.00	0	$4,548,894
Total	82,998	$7.52	81,678

(1)  During the second quarter of 2013, we purchased 81,678 shares of our common stock through our stock repurchase program that was publicly announced in August 2012.  Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  As of June 30, 2013, we have repurchased 818,413 shares and spent $5.5 million under this authorization.  Through June 30, 2013, we had repurchased a total of 65,742,922 shares at an average price of $18.52 per share under this program and previously announced programs.

(2)  Total number of shares purchased includes shares, if any, purchased as part of our publicly announced stock repurchase program, plus shares withheld to pay applicable withholding taxes and the exercise price related to stock options, and shares withheld to pay applicable withholding taxes related to the vesting of non-vested shares, pursuant to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan.

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

HARTE-HANKS, INC.

August 5, 2013	/s/ Robert Philpott
Date	Robert Philpott
President and Chief Executive Officer

August 5, 2013	/s/ Douglas Shepard
Date	Douglas Shepard
Executive Vice President and
Chief Financial Officer

August 5, 2013	/s/ Carlos Alvarado
Date	Carlos Alvarado
Vice President, Finance and
Controller