Form 10-Q
period 2013-09-30
HARTE HANKS INC
filed 2013-11-07
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 15, 2013 was 62,548,450 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2013

Item 1.  Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$76,761	$49,384
Accounts receivable (less allowance for doubtful accounts of $1,803 at September 30, 2013 and $2,574 at December 31, 2012)	113,963	127,752
Inventory	1,245	779
Prepaid expenses	9,288	8,438
Current deferred income tax asset	8,083	8,181
Prepaid income tax	5,573	4,491
Other current assets	8,192	5,989
Total current assets	223,105	205,014
Total assets of discontinued operations	0	49,001
Property, plant and equipment (less accumulated depreciation of $169,346 at September 30, 2013 and $166,961 at December 31, 2012)	41,392	44,091
Goodwill	398,164	398,164
Other intangible assets (less accumulated amortization of $9,707 at September 30, 2013 and $9,541 at December 31, 2012)	2,344	5,259
Other assets	5,004	4,683
Total assets	$670,009	$706,212
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$13,781	$12,250
Accounts payable	35,787	38,092
Accrued payroll and related expenses	15,167	13,423
Deferred revenue and customer advances	32,559	36,318
Income taxes payable	54	1,518
Customer postage and program deposits	18,186	19,892
Other current liabilities	7,922	8,412
Total current liabilities	123,456	129,905
Total liabilities of discontinued operations	0	10,564
Long-term debt	87,281	98,000
Other long-term liabilities (including deferred income taxes of $52,697 at September 30, 2013 and $53,935 at December 31, 2012)	131,462	139,579
Total liabilities	342,199	378,048
Stockholders’ equity
Common stock, $1 par value per share, 250,000,000 shares authorized. 119,068,724 shares issued at September 30, 2013 and 118,737,456 shares issued at December 31, 2012	119,069	118,737
Additional paid-in capital	343,820	341,586
Retained earnings	1,162,007	1,165,952
Less treasury stock: 56,527,256 shares at cost at September 30, 2013 and 56,348,026 shares at cost at December 31, 2012	(1,249,698)	(1,248,377)
Accumulated other comprehensive loss	(47,388)	(49,734)
Total stockholders’ equity	327,810	328,164
Total liabilities and stockholders’ equity	$670,009	$706,212

See Notes to Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Operating revenues	$134,973	$140,993
Operating expenses
Labor	68,341	66,879
Production and distribution	39,315	42,500
Advertising, selling, general and administrative	12,258	12,223
Impairment of other intangible assets	2,750	0
Depreciation and software amortization	3,894	3,731
Intangible asset amortization	55	62
Total operating expenses	126,613	125,395
Operating income	8,360	15,598
Other expenses (income)
Interest expense	754	850
Interest income	(25)	(17)
Other, net	536	747
Total other expenses	1,265	1,580
Income from continuing operations before income taxes	7,095	14,018
Income tax expense	2,644	5,149
Income from continuing operations	4,451	8,869

Loss from discontinued operations, net of income taxes	(12,624)	(6)

Net income (loss)	$(8,173)	$8,863

Basic earnings (loss) per common share
Continuing operations	$0.07	$0.14
Discontinued operations	(0.20)	0.00
Basic earnings (loss) per common share	$(0.13)	$0.14

Weighted-average common shares outstanding	62,538	62,963

Diluted earnings (loss) per common share
Continuing operations	$0.07	$0.14
Discontinued operations	(0.20)	0.00
Diluted earnings (loss) per common share	$(0.13)	$0.14

Weighted-average common and common equivalent shares outstanding	62,994	63,205

Other comprehensive income, net of tax
Adjustment to pension liability	$1,003	$900
Foreign currency translation adjustments	1,056	871
Total other comprehensive income, net of tax	2,059	1,771
Comprehensive income (loss)	$(6,114)	$10,634

See Notes to Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating revenues	$407,430	$423,243
Operating expenses
Labor	205,601	207,998
Production and distribution	118,871	124,276
Advertising, selling, general and administrative	38,243	37,441
Impairment of other intangible assets	2,750	0
Depreciation and software amortization	11,623	11,732
Intangible asset amortization	165	185
Total operating expenses	377,253	381,632
Operating income	30,177	41,611
Other expenses (income)
Interest expense	2,336	2,749
Interest income	(76)	(76)
Other, net	(600)	1,775
Total other expenses	1,660	4,448
Income from continuing operations before income taxes	28,517	37,163
Income tax expense	10,810	13,864
Income from continuing operations	17,707	23,299

Loss from discontinued operations, net of income taxes	(10,903)	(117,348)

Net income (loss)	$6,804	$(94,049)

Basic earnings (loss) per common share
Continuing operations	$0.28	$0.37
Discontinued operations	(0.17)	(1.86)
Basic earnings (loss) per common share	$0.11	$(1.49)

Weighted-average common shares outstanding	62,485	62,960

Diluted earnings (loss) per common share
Continuing operations	$0.28	$0.37
Discontinued operations	(0.17)	(1.86)
Diluted earnings (loss) per common share	$0.11	$(1.49)

Weighted-average common and common equivalent shares outstanding	62,808	63,162

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$3,009	$2,702
Foreign currency translation adjustments	(663)	842
Total other comprehensive income, net of tax	2,346	3,544
Comprehensive income (loss)	$9,150	$(90,505)

See Notes to Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$6,804	$(94,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of other intangible assets	2,750	0
(Gain) Loss from discontinued operations	(1,452)	117,348
Loss on the sale of discontinued operations	12,355	0
Depreciation and software amortization	11,623	11,732
Intangible asset amortization	165	185
Stock-based compensation	4,409	2,767
Excess tax benefit from stock-based compensation	(32)	(57)
Net pension cost	(564)	(370)
Deferred income taxes	1,355	1,669
Other, net	(851)	0
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	13,789	16,745
Increase in inventory	(466)	(54)
Decrease in prepaid expenses and other current assets	732	3,655
Decrease in accounts payable	(6,090)	(12,048)
Decrease in other accrued expenses and other current liabilities	(7,132)	(13,166)
Other, net	(2,588)	(700)
Net cash provided by (used in) continuing operations	34,807	33,657
Net cash provided by (used in) discontinued operations	(60)	6,240
Net cash provided by operating activities	34,747	39,897

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(12,760)	(8,514)
Proceeds from sale of property, plant and equipment	4,686	1,109
Net cash flows from investing activities within discontinued operations	22,500	(345)
Net cash provided by (used in) investing activities	14,426	(7,750)

Cash Flows from Financing Activities
Repayment of borrowings	(9,188)	(66,126)
Debt refinancing costs	(581)	0
Issuance of common stock	264	637
Excess tax benefits from stock-based compensation	32	57
Purchase of treasury stock	(1,049)	(2,037)
Dividends paid	(10,749)	(16,218)
Net cash used in financing activities	(21,271)	(83,687)

Effect of exchange rate changes on cash and cash equivalents	(525)	237
Net increase (decrease) in cash and cash equivalents	27,377	(51,303)
Cash and cash equivalents at beginning of year	49,384	85,932
Cash and cash equivalents at end of period	$76,761	$34,629

See Notes to Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (in thousands, except per share amounts)

(2013 Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at December 31, 2011	$118,487	$341,149	$1,276,266	$(1,244,224)	$(45,323)	$446,355
Exercise of stock options and release of unvested shares	250	410	0	(205)	0	455
Net tax effect of options exercised and release of unvested shares	0	(3,082)	0	0	0	(3,082)
Stock-based compensation	0	3,412	0	0	0	3,412
Dividends paid ($0.43 per share)	0	0	(26,961)	0	0	(26,961)
Treasury stock issued	0	(303)	0	454	0	151
Purchase of treasury stock	0	0	0	(4,402)	0	(4,402)
Net loss	0	0	(83,353)	0	0	(83,353)
Other comprehensive income	0	0	0	0	(4,411)	(4,411)
Balance at December 31, 2012	$118,737	$341,586	$1,165,952	$(1,248,377)	$(49,734)	$328,164
Exercise of stock options and release of unvested shares	332	(126)	0	(407)	0	(201)
Net tax effect of options exercised and release of unvested shares	0	(1,951)	0	0	0	(1,951)
Stock-based compensation	0	4,409	0	0	0	4,409
Dividends paid ($0.17 per share)	0	0	(10,749)	0	0	(10,749)
Treasury stock issued	0	(98)	0	135	0	37
Purchase of treasury stock	0	0	0	(1,049)	0	(1,049)
Net income	0	0	6,804	0	0	6,804
Other comprehensive income	0	0	0	0	2,346	2,346
Balance at September 30, 2013	$119,069	$343,820	$1,162,007	$(1,249,698)	$(47,388)	$327,810

See Notes to Condensed Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

Discontinued Operations

As discussed in Note L, Discontinued Operations, we sold the assets of our Florida Shoppers operations on December 31, 2012 and sold the assets of our California Shoppers operations on September 27, 2013.  The operating results of our Florida and California Shoppers (Shoppers) are being reported as discontinued operations in the Condensed Consolidated Financial Statements.  Unless otherwise stated, amounts related to the Florida and California Shoppers operations are excluded from the Notes to Condensed Consolidated Financial Statements for all periods presented.

Results of the remaining Harte-Hanks, Inc. marketing services business are reported as continuing operations.

Sale of Belgium Facility

In the first quarter of 2013, we sold the facility where our Hasselt, Belgium marketing services business is located for net proceeds of $4.6 million.  At the time of the sale, the book value of this facility was $3.7 million, and the transaction resulted in a $0.9 million gain.  This gain is included in “Other, net” in the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2013.  This marketing services business now leases space in the facility for its operations.

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

Operating Expense Presentation in Consolidated Statements of Comprehensive Income

“Labor” in the Consolidated Statements of Comprehensive Income (Loss) includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs.  “Production and distribution” and “Advertising, selling, general and administrative” do not include labor, depreciation or amortization.

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

In connection with this adoption we have added the required disclosures in Note J, Comprehensive Income (Loss).  The adoption of ASU 2013-02 did not affect our operating results, cash flows or financial position.

Note C - Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels:

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values.  These instruments include cash and cash equivalents, accounts receivable and trade payables.  The fair value of our outstanding debt is disclosed in Note E, Long-Term Debt.  A nonrecurring fair value measurement related to our other intangible assets is disclosed in Note D, Goodwill and Other Intangible Assets.

Note D — Goodwill and Other Intangible Assets

As of September 30, 2013 and December 31, 2012, we had goodwill of $398.2 million.  We had other intangible assets of $2.3 million as of September 30, 2013 and $5.3 million as of December 31, 2012.  Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill and other intangible assets are tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill or other intangible assets might be impaired.  Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance.  We perform our annual impairment assessment as of November 30th of each year.

As a result of a significant decrease in forecasted revenues and an overall strategic assessment of the related operations, management completed an evaluation of the Aberdeen trade name as of September 30, 2013.  A discounted cash flow model was used to calculate the fair value of the Aberdeen trade name.  The significant assumptions used in this method included the (i) revenue growth rates for the Aberdeen Group, (ii) discount rate, (iii) tax rate and (iv) royalty rate.  These assumptions are considered Level 3 inputs under the fair value hierarchy established by ASC 820.  Harte-Hanks recorded a non-cash trade name intangible asset impairment charge of $2.8 million.  The impairment charge is included in Impairment of other intangible assets in the Consolidated Statements of Comprehensive Income (Loss) in the third quarter of 2013.

Note E — Long-Term Debt

On August 8, 2013, we entered into a three-year $80 million revolving credit facility, which includes a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (the “2013 Revolving Credit Facility”) with Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer) and the other lenders party thereto.  The 2013 Revolving Credit Facility permits us to request up to a $15 million increase in the total amount of the facility.  The 2013 Revolving Credit Facility matures on August 16, 2016.  We may elect to prepay the 2013 Revolving Credit Facility at any time without incurring any prepayment penalties.

The 2013 Revolving Credit Facility amends and restates our August 12, 2010 credit facility (the “2010 Revolving Credit Facility”), with the lenders party thereto and the Agent, and replaces its three-year $70 million revolving credit facility, under which Harte-Hanks had no borrowings as of August 8, 2013 (except for letters of credit totaling approximately $9.5 million). The 2013 Revolving Loan Facility will not replace, and is in addition to, the $122.5 million term loan facility, which Harte-Hanks entered into on August 16, 2011 (under which approximately $101.1 million remains outstanding).

For each borrowing under the 2013 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the Eurodollar rate for the applicable interest period plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Agent’s prime rate, (b) the Federal Funds Rate plus 0.50% per annum or (c) Eurodollar rate plus 1.00% per annum, plus a spread which is determined based on our total debt-to-EBITDA ratio then in effect, which spread ranges from 1.25% to 2% per annum.

We also pay a quarterly commitment fee under the 2013 Revolving Credit Facility, which is based on a rate applied to the difference between total commitment amount under the 2013 Revolving Credit Facility and the aggregate amount of outstanding obligations under such facility.  The commitment fee rate ranges from 0.50% to 0.55% per annum, depending on our total net debt-to-EBITDA ratio then in effect.

In addition, we pay a letter of credit fee with respect to outstanding letters of credit.  That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.

At September 30, 2013 we had letters of credit totaling $9.5 million issued under the 2013 Revolving Credit Facility, decreasing the amount available for borrowing to $70.5 million.  At December 31, 2012 we had letters of credit totaling $9.5 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $60.5 million.

Our long-term debt obligations were as follows:

	September 30,	December 31,
In thousands	2013	2012
2010 Revolving Credit Facility, various interest rates based on LIBOR, due August 12, 2013 ($60.5 million capacity at June 30, 2013)	$0	$0
2013 Revolving Credit Facility, various interest rates based on Eurodollar rate, due August 16, 2016 ($70.5 million capacity at September 30, 2013)	0	0
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.18% at September 30, 2013), due August 16, 2016	101,062	110,250
Total debt	$101,062	$110,250
Less current maturities	13,781	12,250
Total long-term debt	$87,281	$98,000

The carrying values and estimated fair values of our outstanding debt were as follows:

	September 30,		December 31,
	2013		2012
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value
Total debt	$101,062	$101,062	$110,250	$110,250

The estimated fair values were calculated using current rates provided to us by our lenders for debt of the same remaining maturity and characteristics.  These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820.

Note F — Stock-Based Compensation

We recognized $0.9 million and $0.6 million of stock-based compensation during the three months ended September 30, 2013 and 2012, respectively.  We recognized $4.4 million and $2.8 million of stock-based compensation during the nine months ended September 30, 2013 and 2012, respectively.

In May 2013 our stockholders approved the 2013 Omnibus Incentive Plan, pursuant to which we may issue up to 5.0 million shares of stock-based awards to directors, employees and consultants.  No additional stock-based awards will be granted under the 2005 Omnibus Incentive Plan, but awards previously granted thereunder will remain outstanding in accordance with their respective terms.

As reported for the second quarter of 2013, in connection with the hiring of Robert Philpott (our President and CEO) in July of 2013, we granted him stock-based inducement awards outside of the 2013 Omnibus Incentive Plan, and without stockholder approval.  These grants consisted of:

		Weighted-
		Average
	Number	Grant-Date
	of Shares	Fair Value
Stock options	400,000	$2.77
Unvested stock	100,000	$9.29
Performance stock units	150,000	$8.57

In estimating the fair value of these awards, we made reference to the fair market value of the common stock on the date of grant, which was defined as the closing price of the common stock on the previous trading day ($9.29).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.    These options vest and become exercisable in 25% increments on the first four anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant, and have an exercise price equal to the fair market value of the common stock on the date of grant ($9.29).

The fair value of each unvested share granted was estimated as the fair market value of the common stock on the date of grant.  These unvested shares vest in three equal increments on the first three anniversaries of their date of grant.

The fair value of each performance stock unit is estimated using the date of grant fair market value of the common stock, minus the present value of anticipated dividend payments.  Performance stock units are a form of share-based award similar to unvested shares, except that the awards may be settled in cash or shares (at the discretion of the Compensation Committee of the Board), and the number of shares ultimately issuable is based on our performance against specific performance goals measured at the end of 2015.  At the end of the performance period, the number of shares of stock issuable will be determined in a range between 0% and 100%.

On September 27, 2013, in connection with the closing of the sale of the California Shoppers operations and the termination of all California Shoppers employees from the Company and its affiliates, all vested and unvested stock options and all restricted stock awards held by California Shoppers employees were cancelled. In exchange, the value of all “in-the-money” vested and unvested stock options and restricted stock awards was paid in cash. In accordance with ASC 718, Compensation — Stock Compensation, all vested outstanding options were treated as a modification of award and the new fair value calculated at the date of modification. For unvested outstanding options and awards, the remaining unrecognized compensation expense using the original calculated fair value was recognized immediately. As a result, $1.1 million was recorded and classified as a transaction cost related to the sale of California Shoppers in discontinued operations.

We did not have any other significant stock-based compensation activity in the third quarter of 2013.  Our annual grant of stock-based awards occurred in the first quarter of 2013, which is consistent with the timing of previous annual grants.

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands	2013	2012
Service cost	$86	$117
Interest cost	1,809	1,960
Expected return on plan assets	(1,846)	(1,683)
Amortization of prior service cost	0	1
Recognized actuarial loss	1,672	1,500
Net periodic benefit cost	$1,721	$1,895

	Nine Months Ended September 30,
In thousands	2013	2012
Service cost	$257	$350
Interest cost	5,428	5,881
Expected return on plan assets	(5,537)	(5,050)
Amortization of prior service cost	0	3
Recognized actuarial loss	5,015	4,500
Net periodic benefit cost	$5,163	$5,684

We made contributions to our funded, frozen pension plan of $4.6 million in the first nine months of 2013.  We do not plan to make any additional contributions to this pension plan during the fourth quarter of 2013.  These contributions to our funded, frozen pension plan are being made in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2013 other than to the extent needed to cover benefit payments.  We expect benefit payments under this supplemental pension plan to total $1.5 million in 2013.

Note H - Income Taxes

Our third quarter 2013 income tax expense of $2.6 million resulted in an effective income tax rate of 37.3%.  Our income tax expense of $10.8 million in the first nine months of 2013 resulted in an effective income tax rate of 37.9%.  Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2013.  The effective income tax rate calculated for the first nine months of 2013 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Our third quarter 2012 income tax expense of $5.1 million resulted in an effective income tax rate of 36.7%.  Our income tax expense of $13.9 million for the first nine months of 2012 resulted in an effective income tax rate of 37.3%.  The effective income tax rate calculated for the first nine months of 2012 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte-Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions.  For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2008.  For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2010.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss).  We did not have a significant amount of interest or penalties accrued at September 30, 2013 or December 31, 2012.

Note I - Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  Dilutive potential common shares include outstanding stock options and unvested shares.

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2013	2012
Net Income (Loss)
Income from continuing operations	$4,451	$8,869
Income (loss) from discontinued operations	(12,624)	(6)
Net income (loss)	$(8,173)	$8,863

Basic EPS
Weighted-average common shares outstanding used in earnings (loss) per share computations	62,538	62,963

Basic earnings (loss) per share
Continuing operations	$0.07	$0.14
Discontinued operations	(0.20)	0.00
Net income	$(0.13)	$0.14

Diluted EPS
Shares used in diluted earnings (loss) per share computations	62,994	63,205

Diluted earnings (loss) per common share
Continuing operations	$0.07	$0.14
Discontinued operations	(0.20)	0.00
Net income	$(0.13)	$0.14

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,538	62,963
Weighted-average common equivalent shares - dilutive effect of stock options and awards	456	242
Shares used in diluted earnings per share computations	62,994	63,205

4.1 million and 4.8 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2013 and 2012, respectively. There were no anti-dilutive unvested shares excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2013. An insignificant number of anti-dilutive unvested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2012.

	Nine Months Ended September 30,
In thousands, except per share amounts	2013	2012
Net Income (Loss)
Income from continuing operations	$17,707	$23,299
Loss from discontinued operations	(10,903)	(117,348)
Net income (loss)	$6,804	$(94,049)

Basic EPS
Weighted-average common shares outstanding used in earnings (loss) per share computations	62,485	62,960

Basic earnings (loss) per share
Continuing operations	$0.28	$0.37
Discontinued operations	(0.17)	(1.86)
Net income (loss)	$0.11	$(1.49)

Diluted EPS
Shares used in diluted earnings (loss) per share computations	62,808	63,162

Diluted earnings per common share
Continuing operations	$0.28	$0.37
Discontinued operations	(0.17)	(1.86)
Net income (loss)	$0.11	$(1.49)

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,485	62,960
Weighted-average common equivalent shares - dilutive effect of stock options and awards	323	202
Shares used in diluted earnings per share computations	62,808	63,162

4.3 million and 5.0 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2013 and 2012, respectively.  An insignificant number of anti-dilutive unvested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2013.  0.2 million anti-dilutive unvested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2012.

Note J — Comprehensive Income (Loss)

Comprehensive income for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.  Our comprehensive income (loss) was as follows:

	Three Months Ended September,
In thousands	2013	2012
Net income (loss)	$(8,173)	$8,863

Other comprehensive income (loss):
Adjustment to pension liability	1,672	1,501
Tax expense	(669)	(601)
Adjustment to pension liability, net of tax	1,003	900
Foreign currency translation adjustment	1,056	871
Total other comprehensive income, net of tax	2,059	1,771

Total comprehensive income (loss)	$(6,114)	$10,634

	Nine Months Ended September 30,
In thousands	2013	2012
Net income (loss)	$6,804	$(94,049)

Other comprehensive income:
Adjustment to pension liability	5,015	4,503
Tax expense	(2,006)	(1,801)
Adjustment to pension liability, net of tax	3,009	2,702
Foreign currency translation adjustment	(663)	(842)
Total other comprehensive income, net of tax	2,346	3,544

Total comprehensive income (loss)	$9,150	$(90,505)

Changes in accumulated other comprehensive income (loss) by component are as follows:

	Defined
	Benefit	Foreign
	Pension	Currency
In thousands	Items	Items	Total
Balance at December 31, 2012	$(54,431)	$4,697	$(49,734)
Other comprehensive loss, net of tax, before reclassifications	0	(663)	(663)
Amounts reclassified from accumulated other comprehensive income, net of tax	3,009	0	3,009
Net current period other comprehensive income (loss), net of tax	3,009	(663)	2,346
Balance at September 30, 2013	$(51,422)	$4,034	$(47,388)

	Defined
	Benefit	Foreign
	Pension	Currency
In thousands	Items	Items	Total
Balance at December 31, 2011	$(48,705)	$3,382	$(45,323)
Other comprehensive loss, net of tax before reclassifications	0	(842)	(842)
Amounts reclassified from accumulated other comprehensive income, net of tax	2,702	0	2,702
Net current period other comprehensive income (loss), net of tax	2,702	(842)	1,860
Balance at September 30, 2012	$(46,003)	$2,540	$43,463

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

Note L — Discontinued Operations

We sold the assets of our Florida Shoppers operations to Coda Media Corp. on December 31, 2012.We sold the assets of our California Shoppers operations to affiliates of OpenGate Capital Management, LLC (“OpenGate”) on September 27, 2013 for gross proceeds of approximately $22.5 million in cash. In addition, OpenGate agreed to assume certain liabilities associated with the Shoppers division. This transaction resulted in a loss on the sale of $12.4 million, net of $9.0 million of income tax benefit. This loss on sale includes transaction costs of approximately $2.6 million.  Because Shoppers represented a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte-Hanks, the results of the Shoppers operations are reported as discontinued operations for all periods presented.

Results of the remaining Harte-Hanks marketing services business are reported as continuing operations.

Summarized operating results for the Shoppers discontinued operations are as follows:

	Three Months Ended September 30,
In thousands	2013	2012
Revenues	$46,703	$54,806

Income from discontinued operations before income taxes	76	609
Loss on sale before income taxes	(21,402)	0
Income tax benefit (expense)	8,702	(615)
Loss from discontinued operations	$(12,624)	$(6)

	Nine Months Ended September 30,
In thousands	2013	2012
Revenues	$140,834	$166,865

Income from discontinued operations before impairment charges and income taxes	2,767	168
Impairment of goodwill and other intangible assets before income taxes	0	(165,336)
Loss on sale before income taxes	(21,402)	0
Income tax benefit	7,732	47,820
Loss from discontinued operations	$(10,903)	$(117,348)

Summarized balance sheet data for the Shoppers discontinued operations are as follows;

	September 30,	December 31,
In thousands	2013	2012
Current assets	$0	$20,486
Property, plant and equipment	0	17,880
Other intangible assets	0	10,551
Other assets	0	84
Total assets	$0	$49,001

Current liabilities	$0	$10,292
Other liabilities	0	272
Total liabilities	$0	$10,564

Net assets of discontinued operations	$0	$38,438

The major components of cash flows for the Shoppers discontinued operations are as follows;

	Nine Months Ended September 30,
In thousands	2013	2012
Loss from discontinued operations	$(10,903)	$(117,348)
Loss on the sale of discontinued operations	12,355	0
Impairment of Intangible Assets	0	165,336
Deferred Income Taxes	(5,094)	(45,054)
Depreciation and software amortization	2,592	4,087
Intangible asset amortization	0	428
Other, net	990	(1,209)
Net cash provided by discontinued operations	$(60)	$6,240

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws.  All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning.  Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the adverse impact of local, national and international economic and business conditions on the marketing expenditures and activities of our Direct Marketing clients and prospects, (5) competitive factors, (6) acquisition, disposition of assets and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities and (9) other statements regarding future events, conditions or outcomes.

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements.  In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our third quarter 2013 earnings release issued on October 31, 2013.  The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Harte-Hanks is a worldwide direct and targeted marketing company that provides multichannel direct and digital marketing services to a wide range of local, regional, national and international consumer and business-to-business marketers.

We offer a wide variety of integrated, multichannel, data-driven solutions for top brands around the globe.  We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multichannel marketing programs to deliver a return on marketing investment.  We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers.  This results in a strong and enduring relationship between our clients and their customers.  We offer a full complement of capabilities and resources to provide a broad range of marketing services and data management software, in media from direct mail to email, including:

•                  agency and digital services;

•                  database marketing solutions;

•                  data quality software and services with Trillium Software;

•                  business-to-business lead generation;

•                  direct mail and fulfillment; and

•                  contact centers.

Previously, Harte-Hanks also provided shopper advertising opportunities through our Shoppers segment, which operated in certain California and Florida markets.  On December 31, 2012 we sold the assets of our Florida Shoppers operations, The Flyer®.  On September 27, 2013 we sold the assets of our California Shoppers operations, The Pennysaver®.  Because Shoppers represented a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte-Hanks, the results of the Shoppers operations are reported as discontinued operations for all periods presented.  Results of the remaining Harte-Hanks business is reported as continuing operations.  After this sale, Harte-Hanks no longer has any Shoppers operations or circulation.

As a worldwide business, we are affected by general national and international economic and business conditions.  Marketing budgets are often more discretionary in nature, and are easier to reduce in the short-term than other expenses in response to weak economic conditions.  Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors.  We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs in the parts of the business that are not growing as fast. We believe these actions will improve our profitability in future periods.

Our principal operating expense items are labor, postage and transportation.

Results of Continuing Operations

As discussed in Note L, Discontinued Operations, we sold the assets of our Florida Shoppers operations on December 31, 2012 and the assets of our California Shoppers operations on September 27, 2013.  Therefore, the operating results of both our Florida and California Shoppers have been reported as discontinued operations in the Condensed Consolidated Financial Statements, and are excluded from management’s discussion and analysis of financial condition and results of operations below.

Operating results from our continuing operations, were as follows:

In thousands, except	Three months ended			Nine months ended
per share amounts	September 30, 2013	September 30, 2012	Change	September 30, 2013	September 30, 2012	Change

Revenues	$134,973	$140,993	-4.3%	$407,430	$423,243	-3.7%
Operating expenses	126,613	125,395	1.0%	377,253	381,632	-1.1%
Operating income	$8,360	$15,598	-46.4%	30,177	$41,611	-27.5%

Income from continuing operations	$4,451	$8,869	-49.8%	17,707	$23,299	-24.0%

Diluted earnings per share from continuing operations	$0.07	$0.14	-50.0%	$0.28	$0.37	-24.3%

3rd Quarter 2013 vs. 3rd Quarter 2012

Revenues

Revenues decreased 4.3%, to $135.0 million, in the third quarter of 2013 compared to the third quarter of 2012.  These results reflect the impact of our financial vertical decreasing $2.3 million, or 11%, compared to 2012, due to reductions from a mail supply chain customer, and our high-tech vertical decreasing $2.2 million, or 7%, compared to 2012, due to reductions from two contact center customers.  Our retail and select verticals each decreased 5%, and the automotive and consumer brands vertical declined 2%.  Our select markets vertical increased $1.4 million, or 13%, compared to 2012, due to ramp-up of a new fulfillment client.  Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

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

Operating Expenses

Overall operating expenses increased 1.0%, to $126.6 million, in the third quarter of 2013 compared to the third quarter of 2012.  The $1.2 million increase reflects an impairment loss of $2.8 million related to other intangible assets associated with our Aberdeen business recorded in the third quarter of 2013.  Excluding this impairment loss, operating expenses decreased $1.5 million, or 1.2%, compared to the third quarter of 2012.

Direct Marketing operating expenses, excluding the impairment charge, decreased $1.7 million, or 1.4%, in the third quarter of 2013 compared to the third quarter of 2012.  Labor costs increased $1.2 million, or 1.9%, primarily due to an increase in headcount.  Production and distribution costs decreased $3.2 million, or 7.5%, due to decreased mail supply chain costs resulting from decreased fuel costs and decreased outsourced costs resulting from decreased outsourced volumes.  General and administrative expense, excluding the impairment charge, and depreciation and software amortization expense each increased slightly compared to the prior year quarter.  Intangible asset amortization decreased slightly compared to the prior year quarter.

Direct Marketing’s largest cost components are labor, outsourced costs and mail supply chain costs.  Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our services.  Mail supply chain rates have increased over the last few years due to demand and supply issues within the transportation industry.  Future changes in mail supply chain rates will continue to impact our total production costs and total operating expenses, and may have an impact on future demand for our supply chain management.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

General corporate expense increased $0.2 million, or 5.7%, in the third quarter of 2013 compared to the third quarter of 2012, primarily due to an increase in headcount.

Income/Earnings Per Share from Continuing Operations

We recorded income from continuing operations of $4.5 million and diluted earnings per share from continuing operations of $0.07.  Excluding the impairment charge, income and diluted earnings per share from continuing operations in the third quarter of 2013 would have been $7.2 million and $0.11, respectively.  These results compare to income from continuing operations of $8.9 million and diluted earnings per share from continuing operations of $0.14 per share in the third quarter of 2012.  The decrease in income from continuing operations is primarily a result of decreased operating income and an increase in general corporate expense.

First Nine Months 2013 vs. First Nine Months 2012

Revenues

Revenues decreased 3.7%, to $407.4 million, in the first nine months of 2013 compared to the first nine months of 2012.  Revenues from our pharmaceutical vertical decreased $6.7 million, or 17%, compared to 2012, reflecting the effect of volume reductions from a long standing customer beginning in the second quarter of 2012, and the loss of another long standing customer in the third quarter of 2012.  Our high-tech and automotive and consumer brands verticals experienced revenue declines of 5% each.  Our select vertical decreased 6% and our retail vertical decreased 1% compared to the first nine months of 2012.  Our financial vertical increased 3% compared to the first three quarters of 2012.  Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Operating Expenses

Overall operating expenses decreased 1.1%, to $377.3 million, in the first nine months of 2013 compared to the first nine months of 2012.  The $4.3 million decrease reflects an impairment loss of $2.8 million related to other intangible assets associated with our Aberdeen business recorded in the third quarter of 2013.  Excluding this impairment loss, operating expenses decreased $7.1 million, or 1.9%, compared to the first three quarters of 2012.

Direct Marketing operating expenses, excluding the impairment charge, decreased $10.1 million, or 2.7%, in the first nine months of 2013 compared to the first nine months of 2012.  Labor costs decreased $4.6 million, or 2.3%, primarily due to a reduction in temporary labor as a result of revenue performance.  Production and distribution costs decreased $5.4 million, or 4.3%, due to decreased mail supply chain costs resulting from decreased fuel costs, partially offset by increased outsourced costs resulting from increased outsourced volumes.  General and administrative expense, excluding the impairment charge, was consistent with the first nine months of 2012.  Depreciation expense and intangible asset amortization each decreased slightly compared to the prior year first nine months, while software amortization increased slightly.

General corporate expense increased $0.7 million, or 32.1%, in the first nine months of 2013 compared to the first nine months of 2012.  This increase was primarily attributable to approximately $2.0 million in compensation expense related to the retirement of our former Chief Executive Officer, professional fees related to the search for our new Chief Executive Officer and new members of our Board of Directors, as well as increased legal expenses.

Income/Earnings Per Share from Continuing Operations

We recorded income from continuing operations of $17.7 million and diluted earnings per share from continuing operations of $0.28.  Excluding the impairment charge, income and diluted earnings per share from continuing operations in the first nine months of 2013 would have been $20.5 million and $0.33, respectively.  These results compare to income from continuing operations of $23.9 million and diluted earnings per share from continuing operations of $0.37 per share in the first nine months of 2012.  The decrease in income from continuing operations is primarily a result of decreased operating income and an increase in general corporate expense.  The decrease was offset by a gain on the sale of our facility in Belgium, changes in net foreign currency transaction gains and losses and a lower effective tax rate.

Interest Expense

3rd Quarter 2013 vs. 3rd Quarter 2012

Interest expense decreased $0.1 million, or 11.3%, in the third quarter of 2013 compared to the third quarter of 2012 due to a lower average debt balance in the third quarter of 2013.  The lower average debt balance in the third quarter of 2013 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

First Nine Months 2013 vs. First Nine Months 2012

Interest expense decreased $0.4 million, or 15.0%, in the first nine months of 2013 compared to the first nine months of 2012 due to a lower average debt balance in the first nine months of 2013.  The lower average debt balance in the first nine months of 2013 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Interest Income

3rd Quarter 2013 vs. 3rd Quarter 2012

Interest income increased slightly in the third quarter of 2013 compared to the third quarter of 2012.

First Nine Months 2013 vs. First Nine Months 2012

Interest income is flat in the first nine months of 2013 compared to the first nine months of 2012.

Other Income and Expense

3rd Quarter 2013 vs. 3rd Quarter 2012

Other expense, net, was $0.5 million in the third quarter of 2013 compared to other expense, net, of $0.7 million in the third quarter of 2012.  This $0.2 million variance from the prior year quarter is due to a $0.3 million change in net foreign currency transaction gains and losses.

First Nine Months 2013 vs. First Nine Months 2012

Other income, net, was $0.6 million in the first nine months of 2013 compared to other expense, net, of $1.8 million in the first nine months of 2012.  This $2.4 million variance from the prior year first nine months is due to a $0.9 million change in net foreign currency transaction gains and losses and a $0.9 million gain on the sale of our facility in Belgium in the first quarter of 2013.

Income Taxes

3rd Quarter 2013 vs. 3rd Quarter 2012

Income tax expenses were $2.6 million in the third quarter of 2013 compared to $5.1 million in the third quarter of 2012.  The $2.5 million decrease is primarily a result of lower taxable income coupled with the $1 million tax benefit resulting from an intangible asset impairment loss recorded in the third quarter of 2013.  Excluding this impairment loss, our effective tax rate was 37.3% for the third quarter of 2013, increasing from 36.7% for the third quarter of 2012.  The increase in the effective tax rate is primarily due to 2012 reductions in tax accruals related to certain foreign subsidiaries.

First Nine Months 2013 vs. First Nine Months 2012

Income tax expenses were $10.8 million in the first nine months of 2013 compared to $13.9 million in the first nine months of 2012.  The $3.1 million decrease is primarily a result of lower taxable income coupled with the $1 million tax benefit resulting from the other intangible asset impairment loss recorded in the third quarter of 2013.  Excluding this impairment loss, our effective tax rate was 37.9% for the first nine months of 2013, increasing from 37.3% for the first nine months of 2012.  The increase in the effective tax rate is primarily due to 2012 reductions in tax accruals related to certain foreign subsidiaries.

Economic Climate and Impact on our Financial Statements

As discussed above, we sold the assets of the California Shoppers operations on September 27, 2013.  The business and economic climate in California had a negative impact on our Shoppers’ operations and cash flows, and therefore, the cash proceeds received at sale.  The loss on sale of these assets is reflected in the discontinued operations results throughout our financial statements.  In addition, as a result of a significant decrease in forecasted revenues, management completed an evaluation of the Aberdeen trade name intangible asset as of September 30, 2013.  A discounted cash flow model was used to calculate the fair value of the Aberdeen trade name.  The significant assumptions used in this method included the (i) revenue growth rates for the Aberdeen Group, (ii) discount rate, (iii) tax rate and (iv) royalty rate.  Harte-Hanks recorded a non-cash trade name intangible asset impairment charge of $2.8 million.  The impairment charge is included in Impairment of other intangible assets in the Consolidated Statements of Comprehensive Income (Loss) in the third quarter of 2013

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2013, cash and cash equivalents of Continuing Operations were $76.8 million, increasing $27.3 million from cash and cash equivalents of $49.4 million at December 31, 2012.  This net increase was a result of net cash provided by operating activities of $34.7 million, net cash provided by investing activities of $14.4 million, net cash used in financing activities of $21.3 million and the effect of exchange rate changes of $0.5 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $34.7 million, compared to $39.9 million for the nine months ended September 30, 2012.  The $5.1 million year-over-year decrease was primarily attributable to changes within working capital assets and liabilities and a decrease in net income from continuing operations (excluding impairment related charges including taxes).

For the nine months ended September 30, 2013, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•                  A decrease in accounts receivable attributable to collection of the December 31, 2012 receivables as well as lower revenues in the fourth quarter of 2012 compared to the third quarter of 2013.  Days sales outstanding were approximately 77 days at September 30, 2013, which increased from 75 days at December 31, 2012.;

•                  An increase in inventory due to more days of supply held in inventory compared to December 31, 2012;

•                  An decrease in prepaid expenses and other current assets due to timing of payments;

•                  An increase in the current portion of the deferred income tax asset due to the timing of the deductibility of the incentive compensation accrued at December 31, 2012 and paid in the first quarter of 2013;

•                  A decrease in accounts payable due to higher overall operating expenses, in the fourth quarter of 2012 than in the third quarter of 2013;

•                  A decrease in accrued payroll and related expenses due to the timing of the first payroll in January of 2013 and payment of 2012 incentive compensation;

•                  A decrease in deferred revenue and customer advances due to timing of receipts; and

•                  A decrease in customer postage deposits due to timing of receipts and lower mail volumes.

Investing Activities

Net cash provided by investing activities was $14.4 million for the nine months ended September 30, 2013, compared to net cash used in investing activities of $7.8 million for the nine months ended September 30, 2012.  The $22.2 million variance is the result of cash received from the sale our California Shoppers operations, as well as the sale of our Belgium facility in the first quarter of 2013 for net proceeds of $4.6 million, partially offset by increased capital spending in the first nine months of 2013 compared to the first nine months of 2012.

Financing Activities

Net cash used in financing activities was $21.3 million for the nine months ended September 30, 2013 compared to $83.7 million for the nine months ended September 30, 2012.  The $62.3 million decrease is primarily due to a $56.9 million decrease in net debt repayments in the first nine months of 2013 compared to the first nine months of 2012, as a result of retiring the 2008 Term Loan Facility in March 2012. Dividend payments also decreased $5.5 million compared to the first half of 2012 because we accelerated the payment of our regular first quarter 2013 dividend into December of 2012.

Credit Facilities

On March 7, 2008, we entered into a four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent.  The 2008 Term Loan Facility matured on March 7, 2012, at which time we paid the remaining outstanding principal of $60.0 million using cash on hand.

On August 12, 2010, we entered into a three-year $70 million revolving credit facility (2010 Revolving Credit Facility) with Bank of America, N.A., as Administrative Agent.  The 2010 Revolving Credit Facility was scheduled to mature on August 12, 2013.

On August 8, 2013, we entered into a three-year $80 million revolving credit facility, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2013 Revolving Credit Facility) with Bank of America, N.A., as Administrative Agent.  The 2013 Revolving Credit Facility permits us to request up to a $15 million increase in the total amount of the facility.  The 2013 Revolving Credit Facility matures on August 16, 2016.  The 2013 Revolving Credit Facility amends and restates that certain Credit Agreement, dated as of August 12, 2010 (2010 Revolving Credit Facility), between Harte-Hanks, the lenders party thereto and the Agent and replaces the three-year $70 million revolving credit facility under the Existing Revolver Credit Agreement, under which Harte-Hanks had no borrowings as of August 8, 2013, except for letters of credit totaling approximately $9.5 million. The Revolving Loan Facility will not replace, and is in addition to, the $122.5 million term loan facility, which Harte-Hanks entered into on August 16, 2011.  For each borrowing under the 2013 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the Eurodollar rate for the applicable interest period plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Agent’s prime rate, (b) the Federal Funds Rate plus 0.50% per annum, (c) Eurodollar rate plus 1.00% per annum, plus a spread which is determined based on our total debt-to-EBITDA ratio then in effect, which spread ranges from 1.25% to 2% per annum.  There is a commitment fee that we are also required to pay under the 2013 Revolving Credit Facility.  The commitment fee rate is applied to the amount equal to the difference of the total commitment amount under the 2013 Revolving Credit Facility less the aggregate amount of outstanding obligations under such facility.  The commitment fee rate ranges from 0.50% to 0.55% per annum, depending on our total net debt-to-EBITDA ratio then in effect.  The commitment fee is due quarterly.  In addition, there is a letter of credit fee with respect to outstanding letters of credit.  That fee is calculated by applying a rate equal to the spread applicable to

Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.  We may elect to prepay the 2013 Revolving Credit Facility at any time without incurring any prepayment penalties.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (the “2011 Term Loan Facility”) with Bank of America, N.A., as Administrative Agent and the other lenders thereto.  The 2011 Term Loan Facility matures on August 16, 2016.  For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect.  We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.  At September 30, 2013, we had $101.1 million outstanding under the 2011 Term Loan Facility.

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 2.25 to 1.  The credit facilities also contain customary covenants restricting our and our subsidiaries’ ability to:

•                  authorize distributions, dividends, stock redemptions and repurchases if a payment event of default has occurred and is continuing;

•                  enter into certain merger or liquidation transactions;

•                  grant liens;

•                  enter into certain sale and leaseback transactions;

•                  have foreign subsidiaries account for more than 25% of the consolidated revenue, or 20% of the assets of Harte-Hanks and its subsidiaries, in the aggregate;

•                  enter into certain transactions with affiliates; and

•                  allow the total indebtedness of Harte-Hanks’ subsidiaries to exceed $20.0 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte-Hanks under our credit facilities.  As of September 30, 2013, we were in compliance with all of the covenants of our credit facilities.

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

Capital resources are also available from and provided through our 2013 Revolving Credit Facility, subject to the terms and conditions of that facility.  The amount of cash on hand and borrowings available under our 2013 Revolving Credit Facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, working capital changes, capital expenditures, tax payments, share repurchases, pension plan contributions, acquisitions and dividends.

As of September 30, 2013, we had $70.5 million of unused borrowing capacity under our 2013 Revolving Credit Facility and a cash balance of $76.8 million.  Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2013 Revolving Credit Facility and a replacement revolving credit facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months.  Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate.  A lasting economic recession in the United States and other economies could have a material adverse effect on our business, financial position or operating results.

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

As discussed in Note B, Recent Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying condensed consolidated financial statements, or will become effective for our financial statements at various dates in the future.  The adoptions of these new accounting pronouncements have not and are not expected to have a material effect on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices.  We face market risks related to interest rate variations and to foreign exchange rate variations.  From time to time, we may utilize derivative financial instruments to manage our exposure to such risks.

We are exposed to market risk for changes in interest rates related to our credit facilities.  Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.18% at September 30, 2013).  The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At September 30, 2013, our debt balance related to the 2011 Term Loan Facility was $101.1 million.  The three-year $80 million 2013 Revolving Credit Facility has a maturity date of August 16, 2016.  At September 30, 2013, we did not have any debt outstanding under the 2013 Revolving Credit Facility.

Assuming the actual level of borrowings throughout the third quarter and first nine months of 2013, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the third quarter and first nine months of 2013 would have changed by approximately $0.2 million and $0.5 million, respectively.  Due to our overall debt level and cash balance at September 30, 2013, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.  At this time we are not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries.  Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar, Philippine peso and Brazilian real.  We monitor these risks throughout the normal course of business.  The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies.  Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss).  Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings.  A smaller portion of our transactions are denominated in currencies other than the respective local currencies.  For example, inter-company transactions that are expected to be settled in the near-term are denominated in U.S. dollars.  Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction.  Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income (Loss).  Transactions such as these amounted to $0.9 and $0.1 million in pre-tax currency transaction losses in the third quarter and first nine months of 2013, respectively.  At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.  It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II.            OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is set forth in Note K, Litigation Contingencies, of the Notes to Condensed Consolidated Financial Statements, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the third quarter of 2013:

			Total Number	Maximum
			of Shares	Dollar
	Total	Average	Purchased	Amount that
	Number of	Price	as Part of	May Yet Be
	Shares	Paid per	a Publicly	Spent Under
Period	Purchased(2)	Share	Announced Plan(1)	the Plan
July 1 — 31, 2013	0	$0.00	0	$4,548,894
August 1 — 31, 2013	0	$0.00	0	$4,548,894
September 1 — 30, 2013	0	$0.00	0	$4,548,894
Total	0	$0.00	0

(1)  During the third quarter of 2013, we purchased no shares of our common stock through our stock repurchase program that was publicly announced in August 2012.  Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  As of September 30, 2013, we have repurchased 818,413 shares and spent $5.5 million under this authorization.  Through September 30, 2013, we had repurchased a total of 65,742,922 shares at an average price of $18.52 per share under this program and previously announced programs.

(2)  Total number of shares purchased includes shares, if any, purchased as part of our publicly announced stock repurchase program, plus shares withheld to pay applicable withholding taxes and the exercise price related to stock options, and shares withheld to pay applicable withholding taxes related to the vesting of unvested shares, pursuant to the Harte-Hanks, Inc. 2005 Omnibus Incentive Plan.

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

HARTE-HANKS, INC.

November 7, 2013	/s/ Robert Philpott
Date	Robert Philpott
President and Chief Executive Officer

November 7, 2013	/s/ Douglas Shepard
Date	Douglas Shepard
Executive Vice President and
Chief Financial Officer

November 7, 2013	/s/ Carlos Alvarado
Date	Carlos Alvarado
Vice President, Finance and
Controller