Form 10-K
period 2013-12-31
HARTE HANKS INC
filed 2014-03-12
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($8.60) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2013), was approximately $406,871,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2014 was 62,568,882 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the Company’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

Harte-Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2013

PART I

ITEM 1.     BUSINESS

INTRODUCTION

Harte-Hanks, Inc. (Harte Hanks) is one of the world’s leading, insight-driven multi-channel marketing organizations, delivering impactful business results for some of the world’s best-known brands. Through strategic agencies and our core marketing services, we develop integrated solutions that connect brands with prospects and customers, moving them beyond awareness to transactions and brand loyalty.

Virtually all for-profit organizations, as well as many non-profit organizations, rely on marketing to generate revenues and publicity.  Many businesses have a chief-level executive responsible for marketing who is charged with combining data, technology, channels and resources to demonstrate a return on marketing investment.  This has led many businesses to use direct and targeted marketing, which offer accountability and measurability of marketing programs, allowing customer insight to be leveraged to create and accelerate value.  Harte Hanks is a leader in the movement toward highly targeted, multichannel marketing.

Harte Hanks is the successor to a newspaper business started by Houston Harte and Bernard Hanks in Texas in the early 1920s.  In 1972, Harte Hanks went public and was listed on the New York Stock Exchange (NYSE).  We became private in a leveraged buyout initiated by management in 1984.  In 1993, we again went public and listed our common stock on the NYSE.

Harte Hanks provides public access to all reports filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the 1934 Act).  These documents may be accessed free of charge on our website at http://www.HarteHanks.com.  These documents are provided as soon as practical after they are filed with the SEC and may also be found at the SEC’s website at http://www.sec.gov.  Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer.  Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and nominating and corporate governance committees.  We will provide a printed copy of any of the aforementioned documents to any requesting stockholder.

OUR BUSINESS

General

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

•                  Agency & Digital Services.  The Agency Inside Harte Hanks and Mason Zimbler are full-service, customer engagement agencies specializing in direct and digital communications for both consumer and business-to-business markets. With strategy, creative and implementation services, we help marketers within targeted industries understand, identify, and engage prospects and customers in their channel of choice.  Our digital solutions integrate online services within the marketing mix and include:  website development and design, digital strategy, social media marketing and monitoring, email marketing, ecommerce and interactive relationship management and a host of other services that support our core businesses.

•                  Database Marketing Solutions and Business-to-Business Lead Generation.  We have successfully delivered marketing database solutions for over 35 years across various industries.  Our solutions are built around centralized marketing databases with three core offerings: insight and analytics; customer data integration; and marketing communications tools. Our solutions enable organizations to build and manage customer communication strategies that drive new customer acquisition and retention and maximize the value of existing customer relationships. Through insight, we help clients identify models of their most profitable customer relationships and then apply these models to increase the value of existing customers while also winning profitable new customers. Through customer data integration, data from multiple sources comes together to provide a single customer view of client prospects and customers. Then, utilizing our Allink suite of customer communication and sales optimization tools, we help clients apply their data and insights to the entire customer lifecycle, to help clients sustain and grow their business, gain deeper customer insights, and continuously refine their customer resource management strategies and tactics.

Our technology marketing solutions provide business-to-business lead generations through our CI Technology Database and Aberdeen Group. Our CI Technology Database tracks technology installations, business demographics and over 5.5 million key decision makers at more than 3.7 million business locations in 30 countries in North America, Latin America, Europe and China.  Our clients use the data to gain insight into their prospect’s and client’s technology buying cycles. Our Aberdeen Group is a provider of fact-based research to identify and educate technology buyers across numerous industries and product categories.  Leading technology providers use Aberdeen’s proprietary research content for use in their demand creation programs, online marketing campaigns and Web-based sales and marketing tools.

•                  Trillium Software Data Quality and Service Solutions.  Our proprietary software has helped global customers more effectively analyze, enrich, cleanse and report on their product, financial and customer data as part of master data management, data governance, CRM, data warehousing and integration initiatives.  With industry-leading Trillium Software System, Global Locator geocoding product, and associated data governance services, business users can optimize data-based business processes and transactions, realize efficiencies, and enhance the accuracy of their master set of data-improving program results.

•                  Direct Mail.  As a full-service direct marketing provider and one of the largest mailing partners of the U.S. Postal Service (USPS), our operational mandate is to ensure creativity and quality, provide an understanding of the options available in technologies and segmentation strategies and capitalize on economies of scale with our variety of execution options.  Our services include digital printing, print on demand, advanced mail optimization, logistics and transportation optimization, tracking (including our proprietary prEtrak solution), commingling, shrink wrapping and specialized mailings.  We also maintain fulfillment centers throughout the U.S. where we provide custom kitting services, print on demand, product recalls and freight optimization allowing our customers to distribute literature and other marketing materials.

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

In 2013, 2012 and 2011, Harte Hanks had revenues from continuing operations of $559.6 million, $581.1 million, and $614.3 million, respectively.

Customers

Our services are marketed to specific industries or markets with services and software products tailored to each industry or market.  We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications.  We currently provide services primarily to the retail, high-tech/telecom, financial services, automotive and consumer brands and pharmaceutical/healthcare vertical markets, in addition to a range of selected markets.  The largest client (measured in revenue) comprised 6% of total revenues in 2013.  The largest 25 clients in terms of revenue comprised 42% of total revenues in 2013.

Sales and Marketing

Our enterprise sales force is organized around the six industry verticals we service: retail, high-tech/telecom, financial services, automotive and consumer brands, pharmaceutical/healthcare, and a wide range of selected markets.  The enterprise sales force sells a variety of solutions and services to address client’s targeted marketing needs.  We also maintain solution-specific sales forces and sales groups to sell our individual products and solutions.  Our sales forces, with industry-specific knowledge and experience, emphasize the cross-selling of a full range of direct marketing services and are supported by employees in each sector assigned to specific clients.  We rely on our enterprise and solution sellers to primarily sell our products and services to new clients and task our employees supporting existing clients to expand our client relationship through additional solutions and products.

Facilities

Our services are provided at the following facilities, all of which are leased:

National Offices

Austin, Texas	Shawnee, Kansas
Baltimore, Maryland	Texarkana, Texas
Billerica, Massachusetts	Wilkes-Barre, Pennsylvania
Boston, Massachusetts	Yardley, Pennsylvania
Cincinnati, Ohio
Deerfield Beach, Florida	International Offices
East Bridgewater, Massachusetts	Böblingen, Germany
Fort Worth, Texas	Bristol, United Kingdom
Fullerton, California	Hasselt, Belgium
Grand Prairie, Texas	Madrid, Spain
Jacksonville, Florida	Manila, Philippines
Maitland, Florida	Melbourne, Australia
Langhorne, Pennsylvania	Sydney, Australia
Linthicum Heights, Maryland	Theale, United Kingdom
New York, New York	Uxbridge, United Kingdom
Ontario, California	Versailles, France
San Diego, California

Competition

Our business faces significant competition in all of its offerings and within each of its vertical markets.  Direct marketing is a dynamic business, subject to rapid technological change, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services and an evolving competitive landscape.  Our competition comes from numerous local, national and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships and marketing expenditures.  Competitive factors in our industry include the quality and scope of services, technical and strategic expertise, the perceived value of the services provided, reputation and brand recognition.  We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general.  Failure to continually improve our current processes, advance and upgrade our technology applications, and to develop new products and services in a timely and cost-effective manner, could result in the loss of our clients or prospective clients to current or future competitors.  In addition, failure to gain market acceptance of new products and services could adversely affect our growth.  Although we believe that our capabilities and breadth of services, combined with our U.S and international production capability, industry focus and ability to offer a broad range of integrated services, enable us to compete effectively, our business results may be adversely impacted by competition.  Please refer to Item 1A, “Risk Factors”, for additional information regarding risks related to competition.

Seasonality

Our revenues tend to be higher in the fourth quarter than in other quarters during a given year.  This increased revenue is a result of overall increased marketing activity prior to and during the holiday season, primarily related to our retail vertical.

Discontinued Operations

Previously, Harte Hanks also provided shopper advertising opportunities through our Shoppers segment, which operated in certain California and Florida markets.  On December 31, 2012 we sold the assets of our Florida Shoppers operations, The Flyer, for gross proceeds of $2.0 million.  This transaction resulted in an after-tax loss of $2.7 million.  On September 27, 2013 we sold the assets of our California Shoppers operations, The Pennysaver, for gross proceeds of $22.5 million.  This transaction resulted in an after-tax loss of $12.4 million.  Because Shoppers represented a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte Hanks, the results of the Shoppers operations are reported as discontinued operations for all periods presented.  Results of the remaining Harte Hanks business are reported as continuing operations.  After these sales, Harte Hanks no longer has any Shoppers operations or circulation.

GOVERNMENT REGULATION

As a company with business activities around the world, we are subject to a variety of domestic and international legal and regulatory requirements that impact our business, including, for example, regulations governing consumer protection and unfair business practices, contracts, ecommerce, intellectual property, labor and employment, securities, tax and other laws that are generally applicable to commercial activities.

We are also subject to, or affected by, numerous local, national and international laws, regulations and industry standards that regulate direct marketing activities, including those that address privacy, data security and unsolicited marketing communications.  Examples of some of these laws and regulations that may be applied to, or affect, our business or the businesses of our clients include the following:

•                  Federal and state laws governing the use of the internet and regulating telemarketing, including the U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM), which regulates commercial email and requires that commercial emails give recipients an opt-out method.  Canada’s Anti-Spam Legislation (CASL) applies in a comparable manner for our activities in Canada.  Telemarketing activities are regulated by, among other requirements, the Federal Trade Commission’s Telemarketing Sales Rule (TSR), the Federal Communications Commission’s Telephone Consumer Protection Act (TCPA) and various state do-not-call laws.

•                  The U.S. Department of Commerce’s proposed Dynamic Privacy Framework, the Federal Trade Commission’s Protecting Consumer Privacy in an Era of Rapid Change policy and the European Commission’s proposed changes to the European Union’s Data Protection framework, each of which seeks to address consumer privacy, data protection and technological advancements in relation to the collection or use of personal information. In addition, the Federal Trade Commission would be granted additional power and authority to regulate the collection and use of, as well as access to, marketing information under the proposed Data Broker Accountability and Transparency Act of 2014.

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

•                  The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act (GLB), which, among other things, regulates the use for marketing purposes of non-public personal financial information of consumers that is held by financial institutions. Although Harte Hanks is not considered a financial institution, many of our clients are subject to the GLB.  The GLB also includes rules relating to the physical, administrative and technological protection of non-public personal financial information.

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

There are additional consumer protection, privacy and data security regulations in locations where we or our clients do business.  These laws regulate the collection, use, disclosure and retention of personal data and may require consent from consumers and grant consumers other rights, such as the ability to access their personal data and to correct information in the possession of data controllers.  We and many of our clients also belong to trade associations that impose guidelines that regulate direct marketing activities, such as the Direct Marketing Association’s Commitment to Consumer Choice.

As a result of increasing public awareness and interest in individual privacy rights, data protection, information security and environmental and other concerns regarding marketing communications, federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products.  Examples include data encryption standards, data breach notification requirements, consumer choice and consent restrictions and increased penalties against offending parties, among others.  In 2012 and 2013, several members of the U.S. Congress (in coordination with the Federal Trade Commission and consumer advocacy groups) initiated several inquiries regarding data brokerage, one of which was directed to us (among others), and the Data Broker Accountability and Transparency Act of 2014 has been proposed in connection with these inquiries.  We anticipate that additional inquiries and proposals will be made that may affect the marketing services we offer our clients will continue to be introduced in the future, some of which may be adopted.

In addition, our business may be affected by the impact of these restrictions on our clients and their marketing activities.  These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications.  For example, many states have considered implementing do-not-mail legislation that could impact our business and the businesses of our clients and customers.  In addition, continued public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

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

INTELLECTUAL PROPERTY RIGHTS

Our intellectual property assets include trademarks and service marks that identify our company and our products and services, software and other technology that we develop, our proprietary collections of data and intellectual property licensed from third parties, such as prospect list providers.  We generally seek to protect our intellectual property through a combination of license agreements and trademark, service mark, copyright, patent and trade secret laws, and domain name registrations and enforcement procedures.  We also enter into confidentiality agreements with many of our employees, vendors and clients and seek to limit access to and distribution of intellectual property and other proprietary information. We pursue the protection of our trademarks and other intellectual property in the U.S. and internationally.

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

We may also be subject to infringement claims against us by third parties and may incur substantial costs and devote significant management resources in responding to such claims, as we did in 2012 and 2013.  We have been, and continue to be, obligated under some agreements to indemnify our clients as a result of claims that we infringe on the proprietary rights of third parties. These costs and diversions could cause our business to suffer. If any party asserts an infringement claim, we may need to obtain licenses to the disputed intellectual property.  We cannot assure you, however, that we will be able to obtain these licenses on commercially reasonable terms or that we will be able to obtain any licenses at all. The failure to obtain necessary licenses or other rights may have an adverse affect on our ability to provide our products and services.

EMPLOYEES

As of December 31, 2013, Harte Hanks employed approximately 5,310 full-time employees and 50 part-time employees, of which approximately 1,890 are based outside of the U.S.  A portion of our workforce is provided to us through staffing companies.  None of the workforce is represented by labor unions.  We consider our relations with our employees to be good.

ITEM 1A.                                       RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (1933 Act) and Section 21E of the Securities Exchange Act of 1934 (1934 Act).  Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning.  Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes.

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

We are developing a new strategy, and the future success of our company will depend on its successful selection and execution

Our senior leadership team is in the process of developing a new strategy for Harte Hanks.  We will announce the strategy and begin to take action toward it in 2014.  Because this new strategy will chart the company’s course of action and priorities for years to come, the future success of Harte Hanks will depend on the successful selection and execution of this strategy.  Our new strategy may bring additional risks to the business (such as those associated with greater use of capital, development or acquisition of new products, or entry into new industry or geographic markets) or magnify existing risks as our business priorities and objectives are adjusted.  If we select a poor strategy, or if we fail to execute well the strategy we select, our business and financial performance may be materially and adversely affected.

We face significant competition for individual projects, entire client relationships and advertising dollars in general.

Our business faces significant competition in all of its offerings and within each of its vertical markets.  Direct marketing is a dynamic business, subject to rapid technological change, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services and an evolving competitive landscape.  This competition comes from numerous local, national and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships and marketing expenditures by clients and prospective clients.  We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general.  In addition, our ability to attract new clients and to retain existing clients may, in some cases, be limited by clients’ policies on or perceptions of conflicts of interest.  These policies can prevent us from performing similar services for competing products or companies.  Some of our clients have also sought to reduce the number of marketing vendors or use third-party procurement organizations, all of which increases pricing pressure and may disadvantage us relative to our competitors.  Our failure to improve our current processes or to develop new products and services could result in the loss of our clients to current or future competitors.  In addition, failure to gain market acceptance of new products and services could adversely affect our growth.

Current and future competitors may have significantly greater financial and other resources than we do, and they may sell competing products and services at lower prices or at lower profit margins, resulting in pressures on our prices and margins.

The sizes of our competitors vary widely across market and service segments.  Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in any one or more of our market segments, or overall.  As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies, methodologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of products and services.  Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins.  Some of our competitors also may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale.  Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new customers on favorable terms.  Competitive pricing pressures tend to increase in difficult economic environments, such as the current environments in the U.S. and other economies, due to reduced marketing expenditures of many of our clients and prospects and the resulting impact on the competitive business environment for marketing service providers such as our company.

We must maintain technological competitiveness, continually improve our processes and develop and introduce new products and services in a timely and cost-effective manner.

We believe that our success depends on, among other things, maintaining technological competitiveness in our products, processing functionality and software systems and services.  Technology changes rapidly as makers of computer hardware, network systems, programming tools, programming languages, operating systems, database technology and mobile devices continually improve their offerings.  Advances in information technology may result in changing client preferences for products and product delivery channels in our industry.  The increasingly sophisticated requirements of our clients require us to continually improve our processes and provide new products and services in a timely and cost-effective manner (whether through development, license or acquisition).  We may be unable to successfully identify, develop and bring new and enhanced services and products to market in a timely and cost-effective manner, such services and products may not be commercially successful, and services, products and technologies developed by others may render our services and products noncompetitive or obsolete.

Our success depends on our ability to consistently and effectively deliver our products and services to our clients.

Our success depends on our ability to effectively and consistently staff and execute client engagements within the agreed upon timeframe and budget.  Depending on the needs of our clients, our engagements may require customization, integration and coordination of a number of complex product and service offerings and execution across many facilities in our network.  Moreover, in some of our engagements, we rely on subcontractors and other third parties to provide some of the services to our clients, and we cannot guarantee that these third parties will effectively deliver their services or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services.  Other contingencies and events outside of our control may also impact our ability to provide our products and services.  Our failure to effectively and timely staff, coordinate and execute our client engagements may adversely impact existing client relationships, the amount or timing of payments from our clients, our reputation in the marketplace and ability to secure additional business and our resulting financial performance.  In addition, our contractual arrangements with our clients and other customers may not provide us with sufficient protections against claims for lost profits or other claims for damages.

If our new leaders are unsuccessful, or if we lose key management and are unable to attract and retain the talent required for our business, our operating results could suffer.

We have recently replaced many of our leaders, including our President, Chief Executive Officer and Chairman, and have reorganized our operational structures.  If our new leaders fail in their new roles and responsibilities (and more generally if we are unable to attract new leaders with the necessary skills to manage our business) our business and its operating results may suffer.  Further, our prospects depend in large part upon our ability to attract, train and retain experienced technical, client services, sales, consulting, research and development, marketing, administrative and management personnel. While the demand for personnel is dependent on employment levels, competitive factors and general economic conditions, qualified personnel historically have been in great demand.  The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position or operating results.

We have recently experienced, and may experience in the future, reduced demand for our products and services because of general economic conditions, the financial conditions and marketing budgets of our clients and other factors that may impact the industry verticals that we serve.

Economic downturns and turmoil severely affect the marketing services industry.  Throughout the most recent recession, as in prior economic downturns, our customers responded to weak economic conditions by reducing their marketing budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses.  Many of our customers have been slow to restore their marketing budgets to prior levels during a recovery, and may respond similarly to adverse economic conditions in the future.  Our revenues are dependent on national, regional and international economies and business conditions.  A lasting economic recession or anemic recovery in the markets in which we operate (such as the recent recession and recovery) could have material adverse effects on our business, financial position or operating results.  Similarly, industry or company-specific factors may negatively impact our clients and prospective clients or their industries, and in turn result in reduced demand for our products and services, client insolvencies, collection difficulties or bankruptcy preference actions related to payments received from our clients.  We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information about the adverse impact on our financial performance of the ongoing difficult economic environment in the U.S. and other economies.

We must effectively manage our costs to be successful. If we do not achieve our cost management objectives, our financial results could be adversely affected.

Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditures across our operations. To the extent that we do not accurately anticipate and effectively manage our costs, our financial results may be adversely affected in any economic climate and even more so during a prolonged recession, such as the recent economic downturn in the U.S. and elsewhere.

Privacy, information security and other regulatory requirements may prevent or impair our ability to offer our products and services.

We are subject to and affected by numerous laws, regulations and industry standards that regulate direct marketing activities, including those that address privacy, data protection, information security and marketing communications.  Please refer to the section above entitled “Government Regulation” for additional information regarding some of these regulations.

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

In addition, our business may be affected by the impact of these restrictions and regulations on our clients and their marketing activities.  Current and future restrictions and regulations could increase compliance requirements and costs, and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information, or change the requirements therefore so as to require other changes to our business or that of our clients.  Additional restrictions and regulations may limit or prohibit current practices regarding marketing communications.  For example, many states and countries have considered implementing do not contact legislation that could impact our business and the businesses of our clients and customers.  In addition, continued public interest in privacy rights, data protection and access, and information security may result in the adoption of further industry guidelines that could impact our direct marketing activities and business practices.

We cannot predict the scope of any new laws, rules, regulation or industry guidelines or how courts or agencies may interpret current ones.  Additionally, enforcement priorities by governmental authorities will change over time, which may impact our business.  Understanding the laws, rules, regulations and guidelines applicable to specific client multichannel engagements and across many jurisdictions poses a significant challenge, as such laws, rules, regulations and guidelines are often inconsistent or conflicting, and are sometimes at odds with client objectives.  Our failure to properly comply with these regulatory requirements and client needs may materially and adversely affect our business.  General compliance with privacy, data protection and information security obligations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with our compliance, or because of our clients’ need to comply.   We may be exposed to significant penalties, liabilities, reputational harm and loss of business in the event that we fail to comply.  We could suffer a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations affecting us and/or our clients, the issuance of judicial or governmental interpretations, changed enforcement priorities of governmental agencies or a change in behavior arising from public concern over privacy, data protection and information security issues.

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

Various local, national and international regulations, as well as industry standards, give consumers varying degrees of control as to how certain data regarding them is collected, used and shared for marketing purposes.  If, due to privacy, security or other concerns, consumers exercise their ability to prevent or limit such data collection, use or sharing, it may impair our ability to provide marketing to those consumers and limit our clients’ demand for our services.  Additionally, privacy and security concerns may limit consumers’ willingness to voluntarily provide data to our customers or marketing companies.  Some of our services depend on voluntarily provided data and therefore may be impaired without such data.

Our reputation and business results may be adversely impacted if we, or subcontractors upon whom we rely, do not effectively protect sensitive personal information of our clients and our clients’ customers.

Current privacy and data security laws and industry standards impact the manner in which we capture, handle, analyze and disseminate customer and prospect data as part of our client engagements.  In many instances, our client contracts also mandate privacy and security practices. If we fail to effectively protect and control sensitive personal information (such as personal health information, social security numbers or credit card numbers) of our clients and their customers or prospects in accordance with these requirements, we may incur significant expense, suffer reputational harm and loss of business, and, in certain cases, be subjected to regulatory or governmental sanctions or litigation.  These risks may be increased due to our reliance on subcontractors and other third parties in providing a portion of our overall services in certain engagements.  We cannot guarantee that these third parties will effectively protect and handle sensitive personal information or other confidential information, or that we will have adequate recourse against these third parties in that event.

We may not be able to adequately protect our information systems.

Our ability to protect our information systems against damage from a data loss, security breach, human error, malfeasance, computer virus, fire, power loss, telecommunications failure or other disaster is critical to our future success. Some of these systems may be outsourced to third-party providers from time to time. Any damage to our information systems that causes interruptions in our operations or a loss of data could affect our ability to meet our clients’ requirements, which could have a material adverse effect on our business, financial position or operating results.  While we take precautions to protect our information systems, such measures may not be effective, and existing measures may become inadequate because of changes in future conditions.  Although we maintain insurance which may respond to cover some types of damages incurred by breaches of (or problems with) our information systems, such insurance is limited and expensive, and may not respond or be sufficient to offset the costs of such damages, and therefore such damages may materially harm our business.

Breaches of security, or the perception that ecommerce is not secure, could severely harm our business and reputation.

Business-to-business and business-to-consumer electronic commerce requires the secure transmission of confidential information over public networks. Some of our products and services are accessed through or are otherwise dependent on the internet.  Security breaches in connection with the delivery of our products and services, or well-publicized security breaches that may affect us or our industry (such as database intrusion) could be severely detrimental to our business, operating results and financial condition.  We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the information systems that deliver our products, services and proprietary database information.

Data suppliers could withdraw data that we rely on for our products and services.

We purchase or license much of the data we use.  There could be a material adverse impact on our business if owners of the data we use were to withdraw or curtail access to the data or materially restrict the authorized uses of their data.  Data providers could withdraw their data if there is a competitive reason to do so, if there is pressure from the consumer community or if additional regulations are adopted restricting the use of the data.  We also rely upon data from other external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public record sources.  If a substantial number of data providers or other key data sources were to withdraw or restrict their data, if we were to lose access to data due to government regulation, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially and adversely affected, which could result in decreased revenues, net income and earnings per share.

We must successfully identify and evaluate acquisition targets and integrate acquisitions.

We frequently evaluate acquisition opportunities to expand our product and service offerings and geographic locations, including potential international acquisitions.  Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations.  In addition, we have in the past and may in the future be unable to achieve the profitability goals, synergies and other objectives initially sought in acquisitions, and any acquired assets, data or businesses may not be successfully integrated into our operations.  Acquisitions may result in the impairment of relationships with employees and customers.  Moreover, although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks, and we may incur unanticipated liabilities and expenses as a result of our acquisition activities.  The failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions into existing operations could result in not achieving planned revenue growth and could negatively impact our net income and earnings per share.

We may be unable to make dispositions of assets on favorable terms.

In 2012 we sold the assets of our Florida Shoppers operations, The Flyer, resulting in an after-tax loss of $2.7 million.  In 2013 we sold the assets of our California Shoppers operations, The Pennysaver, resulting in an after-tax loss of $12.4 million.  We may in the future determine to divest certain assets or businesses in pursuit of our corporate strategy.  However, the price we obtain for such assets or businesses will be driven by performance of those businesses and the current market demand for such assets, and we may not be able to realize a profit upon sale.  If we are unable to dispose of businesses or assets in a timely manner or at profitable price, our business, net income and earnings per share could be materially and adversely affected.

We are vulnerable to increases in postal rates and disruptions in postal services.

Our services depend on the USPS and other commercial delivery services to deliver products.  Standard postage rates have increased in recent years (most recently in April 2011, January 2012 and January 2013) and may continue to do so at frequent and unpredictable intervals.  Postage rates influence the demand for our services even though the cost of mailings is typically borne by our clients and is not directly reflected in our revenues or expenses.  Accordingly, future postal increases or disruptions in the operations of the USPS may have an adverse impact on us.

In addition, the USPS has had significant financial and operational challenges recently.  In reaction, the USPS has proposed many changes in its services, such as delivery frequency and facility access.

These changes, together with others that may be adopted, individually or in combination with other market factors, could materially and negatively affect our costs and ability to meet our clients’ expectations.

We are vulnerable to increases in paper prices.

Prices of print materials are subject to fluctuations.  Increased paper costs could cause our customers to reduce spending on other marketing programs, or to shift to media which are less profitable for us, in each case potentially materially affecting our revenues and profits.

Our financial results could be negatively impacted by impairments of goodwill or other intangible assets with indefinite useful lives.

In the third quarter of 2013 we recorded an impairment charge of $2.8 million related to a non-cash trade name intangible asset as a result of continuing revenue declines, an overall strategic assessment of the related operations, and management’s evaluation of the business.  As of December 31, 2013, the net book value of our goodwill and other intangibles represented approximately $400.5 million out of our total assets of $685.1 million.  We test goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and on an interim basis should factors or indicators become apparent that would require an interim test.  A downward revision in the fair value of our reporting unit or any of the other intangible assets could result in additional impairments and non-cash charges. Any such impairment charges could have a significant negative effect on our reported net income.

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

Interest rate movements in Europe and the U.S. can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents.  Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically Eurodollar rates, due to their impact on interest related to our credit facilities.  On December 31, 2013, we had $98.0 million of debt outstanding, all of which bore variable interest rates.  Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates.  We also have exposure to interest rate fluctuations in the U.S., specifically money market, commercial paper and overnight time deposit rates, as these affect our earnings on excess cash.  Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position or operating results.

We are subject to risks associated with operations outside the U.S.

Harte Hanks conducts business outside of the U.S.  During 2013, approximately 15.9% of our revenues were derived from operations outside the United States, primarily Europe and Asia.  We may expand our international operations in the future as part of our growth strategy.  Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

•                  social, economic and political instability;

•                  changes in local, national and international legal requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•                  higher rates of inflation;

•                  the potential for nationalization of enterprises;

•                  less favorable labor laws that may increase employment costs and decrease workforce flexibility;

•                  potentially adverse tax treatment;

•                  less favorable foreign intellectual property laws that would make it more difficult to protect our intellectual property from misappropriation;

•                  more onerous or differing data privacy and security requirements or other marketing regulations;

•                  longer payment cycles; and

•                  the differing costs and difficulties of managing international operations.

In addition, exchange rate movements may have an impact on our future costs or on future cash flows from foreign investments.  We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.  The various risks that are inherent in doing business in the U.S. are also generally applicable to doing business anywhere else, and may be exacerbated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

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

The price at which our common stock has traded in recent years has fluctuated greatly and has declined significantly. Our common stock price may continue to be volatile due to a number of factors including the following (some of which are beyond our control):

•                  the impact of the uneven and lackluster economic recovery from the last recession, the overall strength of the economies of the markets we serve and general market volatility;

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

War, terrorism or the threat thereof involving a market we serve could have a significant impact on our business, financial position or operating results.  War or the threat of war could substantially affect the levels of advertising expenditures by clients in each of our businesses, whether due to economic declines, decreased or slowed international trade, reactions to security risks or other factors.  In addition, each of our businesses could be affected by operation disruptions and a shortage of supplies and labor related to such a war or threat of war.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

Our business is conducted in facilities worldwide containing aggregate space of approximately 2.2 million square feet.  All facilities are held under leases, which expire at dates through 2022.

ITEM 3.                                                LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note I, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE (symbol: HHS). The reported high and low quarterly sales price ranges for 2013 and 2012 were as follows:

	2013		2012
	High	Low	High	Low
First Quarter	8.33	5.98	10.24	8.30
Second Quarter	9.26	7.07	9.25	8.05
Third Quarter	10.12	8.18	9.81	6.16
Fourth Quarter	9.32	7.38	7.02	5.14

We paid a quarterly dividend of 8.5 cents per share in each of the last three quarters of 2013.  We paid two 8.5 cents per share dividends in the fourth quarter of 2012, the second of which was a one-time acceleration of the regular quarterly dividend we would have ordinarily paid in the first quarter of 2013.  We currently plan to pay a quarterly dividend of 8.5 cents per share in each quarter of 2014, although any actual dividend declaration can be made only upon, and subject to, approval of our Board of Directors, based on its business judgment.

In 2012, quarterly dividends were paid at the rate of 8.5 cents per share.

As of January 31, 2014, there are approximately 2,050 holders of record.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the fourth quarter of 2013:

			Total Number
			of Shares	Maximum
			Purchased as	Dollar Amount
	Total Number		Part of a	that May Yet
	of Shares	Average Price	Publicly	Be Spent
	Purchased	Paid per	Announced	Under the
Period	(2)	Share	Plan (1)	Plan
October 1 - 31, 2013	0	$0	0	$4,548,894
November 1 - 30, 2013	0	$0	0	$4,548,894
December 1 - 31, 2013	78,954	$7.76	78,954	$3,936,183
Total	78,954	$7.76	78,954

(1)  During the fourth quarter of 2013, we purchased 78,954 shares of our common stock through our stock repurchase program that was publicly announced in August 2012.  Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  As of December 31, 2013, we have repurchased 897,367 shares and spent $6.1 million under this authorization.  Through December 31, 2013, we had repurchased a total of 65,821,876 shares at an average price of $18.48 per share under this program and previously announced programs.

(2)  Total number of shares purchased includes shares, if any, (i) purchased as part of our publicly announced stock repurchase program, and pursuant to our 2005 Omnibus Incentive Plan and 2013 Omnibus Incentive Plan, (ii) withheld to pay withholding taxes and the exercise price in certain cashless exercises of stock options, and (iii) withheld to offset withholding taxes upon the vesting of unvested shares.

Comparison of Stockholder Returns

The material under this heading is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

The following graph compares the cumulative total return of our common stock during the period December 31, 2008 to December 31, 2013 with the Standard & Poor’s 500 Stock Index (S&P 500 Index) and with two peer groups.  We made modifications to our peer group in this 2013 Annual Report on Form 10-K compared to our previous peer group due to the sale of our Florida and California Shoppers operations.

Our former peer group includes: Acxiom Corporation, Alliance Data Systems Corporation, Cenveo, Inc., Consolidated Graphics, Inc., Convergys Corp., Dun & Bradstreet Corporation, Equifax, Inc., Gartner, Inc., Informatica Corp., Interpublic Group of Companies, Inc., Meredith Corp., Sapient Corp., Sykes Enterprises, Inc., Techtarget, Inc., Valassis Communications, Inc. and ValueClick, Inc.

Our current peer group includes: Acxiom Corporation, Alliance Data Systems Corporation, Cenveo, Inc., Consolidated Graphics, Inc., Convergys Corp., Dun & Bradstreet Corporation, Equifax, Inc., Gartner, Inc., Informatica Corp., Interpublic Group of Companies, Inc., Meredith Corp., Sapient Corp., Sykes Enterprises, Inc., Techtarget, Inc., and ValueClick, Inc.

The S&P Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization.  The peer groups are also weighted by market capitalization.

The graph depicts the results of investing $100 in our common stock, the S&P 500 Index and the peer groups at closing prices on December 31, 2008 and assumes the reinvestment of dividends.

	Base
	Period	Years Ending
Company Name / Index	Dec08	Dec09	Dec10	Dec11	Dec12	Dec13
Harte-Hanks, Inc.	100	178.82	216.98	159.81	110.37	150.79
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
New Peer Group	100	139.84	177.27	178.80	211.10	327.61
Old Peer Group	100	143.75	184.50	182.68	216.47	335.03

ITEM 6.                                                SELECTED FINANCIAL DATA

Updated 2011 Capital Expenditures

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated.  You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K.  The fiscal year financial information included in the table below for the years ended December 31, 2013 and 2012 is derived from audited financial statements contained in this Form 10-K.  Information for the years ended December 31, 2011, 2010 and 2009 was derived from previously filed Annual Reports on Form 10-K.  All financial information presented below excludes amounts related to our discontinued Shoppers operations.

In thousands, except per share amounts	2013	2012	2011	2010	2009
Statement of Comprehensive Income Data
Revenues	$559,609	$581,091	$614,270	$601,283	$585,988
Operating expenses
Labor, production and distribution	443,524	450,771	476,086	460,517	437,863
Advertising, selling, general and administrative	54,937	51,729	50,483	48,220	43,110
Impairment of other intangible assets	2,750	0	0	0	0
Depreciation and amortization	15,737	15,922	15,442	17,095	21,231
Total operating expenses	516,948	518,422	542,011	525,832	502,204
Operating income	42,661	62,669	72,259	75,451	83,784
Interest expense, net	2,998	3,484	2,941	2,624	7,974
Income from continuing operations	$24,441	$35,396	$42,060	$42,641	$46,055
Earnings from continuing operations per common share—diluted	$0.39	$0.56	$0.67	$0.66	$0.72
Weighted-average common and common equivalent shares outstanding—diluted	62,812	63,148	63,552	64,139	63,885
Other Data
Cash dividends per share	$0.26	$0.43	$0.32	$0.30	$0.30
Capital expenditures	$15,873	$13,461	$22,336	$13,437	$6,053
Balance sheet data (at end of period)
Current assets	$239,305	$205,014	$248,968	$240,677	$231,850
Property, plant and equipment, net	$40,711	$44,091	$46,842	$43,203	$44,415
Goodwill and other intangibles, net	$400,467	$403,423	$403,668	$403,897	$390,921
Total assets	$685,536	$706,212	$703,997	$692,097	$604,886
Total debt	$98,000	$110,250	$179,438	$193,000	$239,688
Total stockholders’ equity	$349,054	$328,164	$446,355	$437,823	$401,643

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

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte-Hanks, Inc. (Harte Hanks).  This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

Harte Hanks is one of the world’s leading, insight-driven multi-channel marketing organizations, delivering impactful business results for some of the world’s best-known brands. Through strategic agencies and our core marketing services, we develop integrated solutions that connect brands with prospects and customers, moving them beyond awareness to transactions and brand loyalty.

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

•                  agency and digital services;

•                  database marketing solutions and business-to-business lead generation;

•                  data quality software and services with Trillium Software;

•                  direct mail; and

•                  contact centers.

Previously, Harte Hanks also provided shopper advertising opportunities through our Shoppers segment, which operated in certain California and Florida markets.  On December 31, 2012 we sold the assets of our Florida Shoppers operations, The Flyer, for gross proceeds of $2.0 million.  This transaction resulted in an after-tax loss of $2.7 million.  On September 27, 2013 we sold the assets of our California Shoppers operations, The Pennysaver, for gross proceeds of $22.5 million.  This transaction resulted in an after-tax loss of $12.4 million.  Because Shoppers represented a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte Hanks, the results of the Shoppers operations are reported as discontinued operations for all periods presented.  Results of the remaining Harte Hanks business are reported as continuing operations.  After these sales, Harte Hanks no longer has any Shoppers operations or circulation.

With business operations in several countries, we are affected by the general local, national and international economic and business conditions in the markets where we and our customers operate.  Marketing budgets are often more discretionary in nature, and are easier to reduce in the short-term than other expenses in response to weak economic conditions.  Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors.  We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs in the parts of the business that are not growing as fast. We believe these actions will improve our profitability in future periods.

Our principal operating expense items are labor, postage and transportation.

Results of Continuing Operations

As discussed in Note N, Discontinued Operations, we sold the assets of our Florida Shoppers operations on December 31, 2012 and the assets of our California Shoppers operations on September 27, 2013.  Therefore, the operating results of both our Florida and California Shoppers, including the losses on the sales, are being reported as discontinued operations in the Consolidated Financial Statements, and are excluded from management’s discussion and analysis of financial condition and results of operations below.

Operating results from our continuing operations were as follows:

In thousands, except per share amounts	2013	% Change	2012	% Change	2011
Revenues	$559,609	-3.7%	$581,091	-5.4%	$614,270
Operating expenses	516,948	-0.3%	518,422	-4.4%	542,011
Operating income	$42,661	-31.9%	$62,669	-13.3%	$72,259

Income from continuing operations	$24,441	-30.9%	$35,396	-15.8%	$42,060

Diluted EPS from continuing operations	$0.39	-30.6%	$0.56	-16.3%	$0.67

Year ended December 31, 2013 vs. Year ended December 31, 2012

Revenues

Revenues decreased $21.5 million, to $559.6 million, in 2013 compared to 2012.  These results reflect the impact of decreased revenues from all of our verticals except for financial, with the retail vertical representing the largest dollar decrease.  Revenues from our retail vertical declined 5% compared to the prior year, reflecting changes by two large customers to less expensive mailing formats.  Our select markets vertical decreased 8%, primarily due to the loss of two customers.  Compared to 2012, our pharmaceutical vertical decreased 6%, high-tech declined 4% and automotive and consumer brands decreased 3%.  Our financial vertical increased 3% over the prior year.

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

Operating Expenses

Overall operating expenses were $516.9 million in 2013, compared to $518.4 million in 2012.  The $1.5 million decrease includes the impact of an impairment loss of $2.8 million related to other intangible assets associated with our Aberdeen business recorded in the third quarter of 2013, offset by a decrease of $4.3 million, or 0.8% in other operating expenses, compared to 2012.

Labor costs increased $3.3 million, or 1.2%, primarily due to an increase in headcount and $2.0 million of increased compensation expense related to the retirement of our former Chairman and CEO in the second quarter of 2013 and hiring of his successor in the third quarter of 2013.  Production and distribution costs decreased $10.5 million, or 6.1%, due to decreased mail supply chain costs resulting from decreased fuel costs and decreased outsourced costs resulting from decreased outsourced volumes.  General and administrative expense, excluding the impairment charge, increased $3.2 million, or 6.2%, compared to prior year, reflecting $2.5 million related to a legal settlement and associated fees and $1.7 million of professional consulting services related to strategy development.  Promotional expenses also increased related to a new rebranding launch.  Depreciation and intangible asset and software amortization expense decreased slightly compared to the prior year.

Our largest cost components are labor, outsourced costs and mail supply chain costs.  Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our services.  Mail supply chain rates have increased over the last few years due to demand and supply issues within the transportation industry.  Future changes in mail supply chain rates will continue to impact our total production costs and total operating expenses, and may have an impact on future demand for our supply chain management.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Year ended December 31, 2012 vs. Year ended December 31, 2011

Revenues

Revenues decreased $33.2 million, or 5.4%, in 2012 compared to 2011.  These results reflect the impact of a large, long standing retail customer which changed its marketing strategy to emphasize broadcast at the expense of direct mail.  Despite the shift in strategy and reduced direct mail volumes, this company remains one of our largest customers.  Reduced revenues from this customer represented a little less than half of the overall decline in revenues.  Revenues from our retail vertical declined 1% compared to the prior year as increased spending by other existing retail customers somewhat offset the reduced spending by this customer.  Revenues from our pharmaceutical vertical decreased 16% compared to 2011, reflecting the effect of volume reductions from one long standing customer beginning in the second quarter of 2012, and the loss of another long standing customer in the third quarter of 2012.  Our high-tech vertical declined 9%, representing the largest dollar decrease from the prior year.  Our select vertical declined 12% and our financial vertical declined 3%.  Our automobile and consumer brands vertical remained consistent year over year.

Operating Expenses

Operating expenses decreased $23.6 million, or 4.4%, in 2012 compared to 2011.  Labor costs decreased $5.8 million, or 2.0%, primarily due to reductions in headcount and temporary labor, decreased incentive compensation and decreased commissions, all as a result of revenue performance.  Production and distribution costs decreased $19.5 million, or 10.2%, due to decreased outsourced costs resulting from decreased outsourced volumes, decreased mail supply chain costs resulting from decreased volumes, and decreased lease costs due to costs recognized in 2011 to terminate a lease.  General and administrative expense increased $1.2 million, or 2.5%, due primarily to an increase in legal fees, increased royalties and increased employee travel and training, partially offset by decreased promotion expense and facilities costs.  Depreciation and intangible asset and software amortization expense increased $0.5 million, or 3.1%, due to increased capital expenditures in 2011.

Interest Expense

Year ended December 31, 2013 vs. Year ended December 31, 2012

Interest expense decreased $0.5 million, or 13.9%, in 2013 compared to 2012, due to a lower interest rate spread and a decreased debt balance as a result of scheduled principal payments on the 2011 Term Loan Facility.

Our debt at December 31, 2013 and 2012 is described in Note C, Long-Term Debt, in the Notes to Consolidated Financial Statements.

Year ended December 31, 2012 vs. Year ended December 31, 2011

Interest expense increased $0.5 million, or 18.5%, in 2012 compared to 2011, due to a higher interest rate spread as a result of the 2011 Term Loan Facility, which replaced the 2006 Term Loan Facility in August 2011.  Interest Expense also increased due to lower average balances and lower returns on invested cash and cash equivalents in 2012.  This increase was partially offset by lower average debt balances in 2012 due to the maturity and $60.0 million payoff of the 2008 Term Loan in March of 2012.

Other Income and Expense

Year ended December 31, 2013 vs. Year ended December 31, 2012

Other expense, net, declined 98.5% from $2.9 million in 2012.  This change was primarily due to a $0.9 million gain on the sale of our facility in Belgium in the first quarter of 2013, and a $1.1 million change in net foreign currency transaction gains and losses.

Year ended December 31, 2012 vs. Year ended December 31, 2011

Other expense, net, was $2.9 million in 2012, a $2.2 million change from other income, net of $0.8 million in 2011.  This change was primarily due to a $2.3 million change in net foreign currency transaction gains and losses.

Income Taxes

Year ended December 31, 2013 vs. Year ended December 31, 2012

Our income tax expense of $15.2 million for 2013 resulted in an effective income tax rate of 38.3%.  Benefiting our expense were various state-enacted legislation changes to our effective state income tax rates.  The federal tax effected benefit of these changes was $1.5 million.  Unfavorably impacting our expense was our limitation on using foreign tax credits to fully offset the incremental tax resulting from dividends paid by a foreign subsidiary to our U.S. operations.  The impact of this limitation was an increase to expense of $1.1 million.  Excluding the federal tax effected state tax benefit of enacted legislation and the foreign tax credit limitation, 2013 tax expense would have been $15.6 million with an effective tax rate of 39.4%.  This compares to an income tax expense of $20.8 million for 2012 that resulted in an effective income tax rate of 37.0%.  Our 2012 results reflect the benefit of a Florida Shoppers state net operating loss being attributed to continuing operations. Excluding the benefit related to the Florida net operating loss, 2012 tax expense would have been $21.8 million with an effective tax rate of 38.8%.

Year ended December 31, 2012 vs. Year ended December 31, 2011

Our income tax expense of $20.8 million for 2012 resulted in an effective income tax rate of 37.0%.  The income tax expense for 2012 reflects the January 1, 2012 net operating loss related to the Florida Shoppers operations now attributed to and being utilized by continuing operations.  Excluding the benefit related to the Florida net operating loss, 2012 tax expense would have been $21.8 million with an effective tax rate of 38.8%.  This compares to an income tax expense of $26.5 million and an effective tax rate 38.6% for 2011.

Income/Earnings Per Share from Continuing Operations

Year ended December 31, 2013 vs. Year ended December 31, 2012

We recorded income from continuing operations of $24.4 million and diluted earnings per share from continuing operations of $0.39.  Excluding the pretax impairment charge, income and diluted earnings per share from continuing operations in 2013 would have been $26.1 million and $0.42, respectively.  These results compare to income from continuing operations of $35.4 million and diluted earnings per share from continuing operations of $0.56 per share in 2012.  The decrease in income from continuing operations, excluding the impairment charge, is primarily a result of decreased operating income and general corporate expense.

Year ended December 31, 2012 vs. Year ended December 31, 2011We recorded income from continuing operations of $35.4 million and diluted earnings per share from continuing operations of $0.56 in 2012.  These results compare to income from continuing operations of $42.1 million and diluted earnings per share from continuing operations of $0.67 per share in 2011.  The decrease in income from continuing operations is primarily a result of decreased operating income and tax expense, changes in net foreign currency transaction gains and losses, and increased general corporate expense.

Economic Climate and Impact on our Financial Statements

As discussed above, we sold the assets of the California Shoppers operations on September 27, 2013.  The business and economic climate in California had a negative impact on our Shoppers’ operations and cash flows, and therefore, the cash proceeds received at sale.  The loss on sale of these assets is reflected in the discontinued operations results throughout our financial statements.  In addition, as a result of a significant decrease in forecasted revenues, management completed an evaluation of the Aberdeen trade name intangible asset as of September 30, 2013.  A discounted cash flow model was used to calculate the fair value of the Aberdeen trade name.  The significant assumptions used in this method included the (i) revenue growth rates for the Aberdeen Group, (ii) discount rate, (iii) tax rate and (iv) royalty rate.  Harte Hanks recorded a non-cash trade name intangible asset impairment charge of $2.8 million.  The impairment charge is included in Intangible impairment in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2013, cash and cash equivalents were $88.7 million, increasing from $49.4 million from cash and cash equivalents at December 31, 2012.  This net decrease was a result of net cash provided by operating activities of $59.6 million and net cash provided by investing activities of $10.4 million, offset by net cash used in financing activities of $30.0 million.

Operating Activities

Net cash provided by operating activities in 2013 was $59.6 million, compared to $76.4 million in 2012.  The $16.8 million year-over-year decrease was attributable to the changes within working capital assets and liabilities.

In 2013, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•                  A decrease in accounts receivable attributable to collection of the December 31, 2012 receivables as well as lower revenues in the fourth quarter of 2013 compared to the fourth quarter of 2012.  Days sales outstanding were approximately 72 days at December 31, 2013, which decreased from 74 days at December 31, 2012;

•                  An increase in inventory due to purchasing and holding higher levels of print material inventory in current periods in advance of increases in print material prices;

•                  An increase in prepaid expenses and other current assets due to timing of payments;

•                  A decrease in accounts payable due to lower overall production and distribution expense in the fourth quarter of 2013 than in the fourth quarter of 2012;

•                  An increase in accrued payroll and related expenses due to higher severance expenses accrued at December 31, 2013 than at December 31, 2012;

•                  An increase in customer postage and program deposits due to the timing of customer deposits;

•                  An increase in income taxes payable due to overpayment of estimated taxes payments in 2012 that drove down the liability in that year.  The overpayment was the result of the loss on the sale of Florida Shoppers operations at the end of 2012; and,

•                  An decrease in cash provided by discontinued ops as a result of the sale of Shoppers.

Investing Activities

Net cash provided by investing activities was $10.4 million in 2013, compared to net cash used in investing activities of $13.3 million in 2012.  The $23.7 million increase is primarily the result of the $22.5 million proceeds from the sale of Shoppers in 2013.

Financing Activities

Net cash used in financing activities was $30.0 million in 2013 compared to $99.8 million in 2012.  The $69.8 million decrease is attributable to $56.9 million in lower net debt repayments in 2013 than in 2012. The additional dividend in the fourth quarter of 2012 also contributed to this decrease.

Credit Facilities

On March 7, 2008, we entered into a four-year $100 million term loan facility (2008 Term Loan Facility) with Wells Fargo Bank, N.A., as Administrative Agent.  The 2008 Term Loan Facility matured on March 7, 2012, at which time we paid the remaining outstanding principal of $60.0 million using cash on hand.

On August 12, 2010, we entered into a three-year $70 million revolving credit facility (2010 Revolving Credit Facility) with Bank of America, N.A., as Administrative Agent.  The 2010 Revolving Credit Facility matured on August 12, 2013.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent.  The 2011 Term Loan Facility matures on August 16, 2016.  For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect.  We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.  At December 31, 2013, we had $98.0 million outstanding under the 2011 Term Loan Facility.

On August 8, 2013, we entered into a three-year $80 million revolving credit facility, a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2013 Revolving Credit Facility) by amending and restating the 2010 Revolving Credit Facility agreements.  The 2013 Revolving Credit Facility permits us to request up to a $15 million increase in the total amount of the facility, and matures on August 16, 2016.  The 2013 Revolving Credit Facility replaces the 2010 Revolving Credit Facility, under which Harte Hanks had no borrowings as of August 8, 2013, except for letters of credit totaling approximately $9.5 million.  For each borrowing under the 2013 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the Eurodollar rate for the applicable interest period plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Agent’s prime rate, (b) the Federal Funds Rate plus 0.50% per annum, (c) Eurodollar rate plus 1.00% per annum, plus a spread which is determined based on our total debt-to-EBITDA ratio then in effect, which spread ranges from 1.25% to 2% per annum.  We are also required to pay a quarterly commitment fee under the 2013 Revolving Credit Facility. The rate of which is applied to the amount equal to the difference of the total commitment amount under the 2013 Revolving Credit Facility less the aggregate amount of outstanding obligations under such facility.  The commitment fee rate ranges from 0.50% to 0.55% per annum, depending on our total net debt-to-EBITDA ratio then in effect.  In addition, we pay a letter of credit fee with respect to outstanding letters of credit.  That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.  We may elect to prepay the 2013 Revolving Credit Facility at any time without incurring any prepayment penalties.

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

•                  have foreign subsidiaries account for more than 25% of the consolidated revenue, or 20% of the assets of Harte Hanks and its subsidiaries, in the aggregate;

•                  enter into certain transactions with affiliates; and

•                  allow the total indebtedness of Harte Hanks’ subsidiaries to exceed $20.0 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte Hanks under our credit facilities.  As of December 31, 2013, we were in compliance with all of the covenants of our credit facilities.

Contractual Obligations

Contractual obligations at December 31, 2013 are as follows:

In thousands	Total	2014	2015	2016	2017	2018	Thereafter
Debt	$98,000	$15,313	$18,375	$64,312	$0	$0	$0
Interest on debt (1)	4,547	2,045	1,666	836	0	0	0
Operating leases	38,922	13,513	8,873	5,655	4,452	3,220	3,209
Capital leases	461	257	97	61	32	14	0
Deferred compensation liability	2,162	1,811	351	0	0	0	0
Unfunded pension plan benefit payments	16,305	1,572	1,536	1,530	1,601	1,593	8,473
Other long-term obligations	791	646	81	64	0	0	0
Total contractual cash obligations	$161,188	$35,157	$30,979	$72,458	$6,085	$4,827	$11,682

(1)  Future interest amounts were estimated using the December 31, 2013 effective rate on our outstanding debt of 2.17%.

At December 31, 2013, we had total letters of credit in the amount of $7.7 million.  No amounts were drawn against these letters of credit at December 31, 2013.  These letters of credit renew annually and exist to support insurance programs relating to workers’ compensation, automobile and general liability.  We had no other off-balance sheet arrangements at December 31, 2013.

Dividends

We paid a quarterly dividend of 8.5 cents per share in each of the last three quarters of 2013.  We paid two 8.5 cents per share dividends in the fourth quarter of 2012, the second of which was a one-time acceleration of the regular quarterly dividend we would have ordinarily paid in the first quarter of 2013.  We currently plan to pay a quarterly dividend of 8.5 cents per share in each quarter of 2014, although any actual dividend declaration can be made only upon, and subject to, approval of our Board of Directors, based on its business judgment.  Except for the one-time acceleration of the first quarter 2013 dividend, we have paid consecutive quarterly dividends since the first quarter of 1995.

Share Repurchase

During 2013, we repurchased 0.2 million shares of our common stock for $1.7 million under our stock repurchase program that was publicly announced in August 2012.  Under this program our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  At December 31, 2013, we had authorization to spend $3.9 million to repurchase additional shares under this program.  From 1997 through December 2013, we have supported our stockholders by spending more than $1.2 billion to repurchase 65.8 million shares under this program and previously announced programs.

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

As of December 31, 2013, we had $72.5 million of unused borrowing capacity under our 2013 Revolving Credit Facility (which matures on August 16, 2016) and a cash balance of $88.7 million.  Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2013 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months.  Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate.  A lasting economic recession in the U.S. and other economies could have a material adverse effect on our business, financial position or operating results.

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

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection.  The methodology used to determine the minimum allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories.  The balance is also influenced by specific clients’ financial strength and circumstance.  Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible.  Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss).  We recorded bad debt expense of $0.0 million, $0.7 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013 and 2012, our allowance for doubtful accounts was $1.7 million and $2.8 million, respectively.  While we believe our reserve estimate to be appropriate, we may find it necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve.  Given the significance of accounts receivable to the consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense.  Our deductible for individual healthcare claims is $0.3 million.  Our deductible for workers’ compensation is $0.5 million.  We have a $0.3 million deductible for automobile and general liability claims.  Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims.  We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations.  At December 31, 2013 and 2012, our reserve for healthcare, workers’ compensation, automobile and general liability was $12.8 million and $11.4 million, respectively.  If ultimate losses were 10% higher than our estimate at December 31, 2013, net income would be impacted by approximately $0.5 million, net of taxes.  The amount that earnings would be impacted is dependent on the claim year and our deductible levels for that plan year.  Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss).  Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income (Loss).

Goodwill and Other Intangible Assets

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired.  Other intangibles with definite and indefinite useful lives are recorded at fair value at the date of the acquisition.  We assess the impairment of our goodwill and other intangible assets by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit.  Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, the amount and timing of expected future cash flows, and perpetual growth rates.

As a result of a significant decrease in forecasted revenues and an overall strategic assessment of the related operations, management completed an evaluation of the Aberdeen trade name as of September 30, 2013.  A discounted cash flow model was used to calculate the fair value of the Aberdeen trade name.  The significant assumptions used in this method included the (i) revenue growth rates for Aberdeen, (ii) discount rate, (iii) tax rate and (iv) royalty rate.  These assumptions are considered Level 3 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures.  Harte Hanks recorded a non-cash trade name intangible asset impairment charge of $2.8 million.  The impairment charge is included in Impairment of other intangible assets in the Consolidated Statements of Comprehensive Income (Loss) in the third quarter of 2013.

We performed our annual goodwill impairment testing as of November 30, 2013.  In 2013, overall fair value was compared to overall market capitalization. In addition, and consistent with prior periods, fair value was determined using a discounted cash flow model and a cash flow multiple model. Based on the results of our November 30, 2013 impairment tests, we did not record any additional impairment losses in 2013 related to goodwill and other intangible assets.  We did not record an impairment loss related to goodwill for our continuing operations in 2012 or 2011.

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

A summary of the critical assumptions utilized for our impairment testing in 2013 are outlined above. We believe this information, coupled with our sensitivity analysis, provide relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

For the annual goodwill impairment tests performed in 2013, we did not significantly change the methodology used in 2012 to determine the fair value of our reporting units.  We made changes to certain assumptions utilized in the models for 2012 compared with the prior year due to the applicable economic environments, affecting our business.

Sensitivity Analysis

The following is a sensitivity analysis on the impact of changes in certain assumptions to our overall conclusion concerning impairment of our goodwill balances.

The estimated fair value of our reporting unit was significantly above its carrying value.

In order to analyze the sensitivity of our assumptions on the results of our intangible assets impairment assessment, we determined the impact that a hypothetical 15% reduction in fair value would have on our conclusions.  A 15% decline in fair value would not result in the reporting unit’s carrying value to be in excess of its fair value.

The determination of the recoverability of goodwill requires significant judgment and estimates regarding future cash flows and fair values.  These estimates are subject to change and could result in impairment losses being recognized in the future.  If different reporting units or different valuation methodologies had been used, the impairment test results could have differed.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Determining the fair value of share-based awards requires judgment, including in some cases estimating expected term, volatility and dividend yield.  In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited.  If actual results differ significantly from some of these estimates, stock-based compensation expense and our results of operations could be materially impacted.  For the years ended December 31, 2013, 2012 and 2011, we recorded total stock-based compensation expense of $5.6 million, $3.2 million and $3.5 million, respectively.

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

We are exposed to market risk for changes in interest rates related to our credit facilities.  Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.17% at December 31, 2013).  The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At December 31, 2013, our debt balance related to the 2011 Term Loan Facility was $98.0 million.  The three-year $80 million 2013 Revolving Credit Facility has a maturity date of August 16, 2016.  At December 31, 2013, we did not have any debt outstanding under the 2013 Revolving Credit Facility.

Assuming the actual level of borrowings throughout 2013, and assuming a one percentage point change in the average interest rates, we estimate that our net income for 2013 would have changed by approximately $0.6 million.  Due to our overall debt level and cash balance at December 31, 2013, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.  At this time we are entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries.  Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar and Philippine peso.  We monitor these risks throughout the normal course of business.  The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies.  Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss).  Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings.  A smaller portion of our transactions are denominated in currencies other than the respective local currencies.  For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. dollars.  Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction.  Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income (Loss).  Transactions such as these amounted to $0.6 million in pre-tax currency transaction losses in 2013.  At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control Over Financial Reporting are set forth in the Consolidated Financial Statements beginning on page F-1.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

Some of the information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2014 annual meeting of stockholders (2014 Proxy Statement), as indicated below.  Our 2014 Proxy Statement will be filed with the SEC not later than 120 days after December 31, 2013.  Because the 2014 Proxy Statement has not yet been finalized and filed, there may be certain discrepancies between the currently anticipated section headings specified below and the final section headings contained in the 2014 Proxy Statement.

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item regarding our directors and executive officers will be set forth in our 2014 Proxy Statement under the caption “Directors and Executive Officers”, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2014 Proxy Statement under the caption “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (Code of Ethics), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2014 Proxy Statement under the caption “Corporate Governance”, which information is incorporated herein by reference.

Our Code of Ethics may be found on our website at www.HarteHanks.com by clicking on the link “Who We Are” and then the link “Corporate Governance,” and a copy of our Code of Ethics is also available in print, without charge, upon written request to Harte Hanks, Inc., Attn: Corporate Secretary, 9601 McAllister Freeway, Suite 610, San Antonio, Texas 78216. In accordance with the rules of the NYSE and the SEC, we currently intend to disclose any future amendments to our Code of Ethics, or waivers from our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, by posting such information on our website (www.HarteHanks.com) within the time period required by applicable SEC and NYSE rules.

Management Certifications

In accordance with the Sarbanes-Oxley Act of 2002 and SEC rules thereunder, our Chief Executive Officer and Chief Financial Officer have signed certifications under Sarbanes-Oxley Section 302, which have been filed as exhibits to this Form 10-K.  In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE under Section 303A.12(a) of the NYSE listing standards on June 28, 2013.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2014 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2014 Proxy Statement under the caption “Compensation Committee Report” is not deemed to be “filed” with the SEC or subject to the liabilities of the 1934 Act.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners, management and directors will be set forth in our 2014 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2014 Proxy Statement under the caption “Executive

Compensation - Equity Compensation Plan Information at Year-End 2013,” which information is incorporated herein by reference.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The information required by this item regarding transactions with related persons, including our policies and procedures for the review, approval or ratification of related person transactions that are required to be disclosed under the SEC’s rules and regulations, will be set forth in our 2014 Proxy Statement under the caption “Corporate Governance - Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2014 Proxy Statement under the caption “Corporate Governance—Independence of Directors,” which information is incorporated herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2014 Proxy Statement under the caption “Audit Committee and Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE-HANKS, INC.

By:	/s/ Robert A. Philpott
Robert A. Philpott
President and Chief Executive Officer

Date: March 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert A. Philpott	/s/ Douglas C. Shepard
Robert A. Philpott	Douglas C. Shepard
Director; President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
Date: March 11, 2014	Date: March 11, 2014

/s/ Carlos M. Alvarado	/s/ Christopher M. Harte
Carlos M. Alvarado	Christopher M. Harte, Chairman
Vice President, Finance and	Date: March 11, 2014
Corporate Controller
Date: March 11, 2014

/s/ Stephen E. Carley	/s/ Scott C. Key
Stephen E. Carley, Director	Scott C. Key, Director
Date: March 11, 2014	Date: March 11, 2014

/s/ David L. Copeland	/s/ Judy C. Odom
David L. Copeland, Director	Judy C. Odom, Director
Date: March 11, 2014	Date: March 11, 2014

/s/ William F. Farley	/s/ Karen A. Puckett
William F. Farley, Director	Karen A. Puckett, Director
Date: March 11, 2014	Date: March 11, 2014

Harte-Hanks, Inc. and Subsidiaries

All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte-Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte-Hanks, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.

Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harte-Hanks, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Harte-Hanks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Antonio, Texas
March 11, 2014

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included on pages F-2 and F-3 of this Form 10-K.

March 11, 2014

/s/ Robert A. Philpott
Robert A. Philpott
President and Chief Executive Officer

/s/ Douglas C. Shepard
Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

/s/ Carlos M. Alvarado
Carlos M. Alvarado
Vice President, Finance and
Corporate Controller

Harte-Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$88,747	$49,384
Accounts receivable (less allowance for doubtful accounts of $1,729 at December 31, 2013 and $2,574 at December 31, 2012)	120,122	127,752
Inventory	1,286	779
Prepaid expenses	8,528	8,438
Current deferred income tax asset	7,696	8,181
Prepaid income tax	4,755	4,491
Other current assets	8,171	5,989
Total current assets	239,305	205,014
Total assets of discontinued operations	0	49,001
Property, plant and equipment
Land	20	576
Buildings and improvements	16,194	19,706
Software	86,879	86,019
Equipment and furniture	104,120	99,325
Software development and equipment installations in progress	3,352	5,426
Gross property, plant and equipment	210,565	211,052
Less accumulated depreciation and amortization	(169,854)	(166,961)
Net property, plant and equipment	40,711	44,091
Goodwill	398,164	398,164
Other intangible assets (less accumulated amortization of $9,748 at December 31, 2013 and $9,541 at December 31, 2012)	2,303	5,259
Other assets	5,053	4,683
Total assets	$685,536	$706,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$15,313	$12,250
Accounts payable	36,756	38,092
Accrued payroll and related expenses	16,255	13,423
Deferred revenue and customer advances	36,257	36,318
Income taxes payable	3,407	1,518
Customer postage and program deposits	23,877	19,892
Other current liabilities	8,978	8,412
Total current liabilities	140,843	129,905
Total liabilities of discontinued operations	0	10,564
Long-term debt	82,687	98,000
Other long-term liabilities (including deferred income taxes of $65,788 at December 31, 2013 and $53,935 at December 31, 2012)	112,952	139,579
Total liabilities	336,482	378,048

Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized 119,186,705 shares issued at December 31, 2013 and 118,737,456 shares issued at December 31, 2012	119,187	118,737
Additional paid-in capital	345,095	341,586
Retained earnings	1,163,201	1,165,952
Less treasury stock, 56,600,972 shares at cost at December 31, 2013 and 56,348,026 shares at cost at December 31, 2012	(1,250,311)	(1,248,377)
Accumulated other comprehensive loss	(28,118)	(49,734)
Total stockholders’ equity	349,054	328,164
Total liabilities and stockholders’ equity	$685,536	$706,212

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands, except per share amounts	2013	2012	2011
Operating revenues	$559,609	$581,091	$614,270
Operating expenses
Labor	281,924	278,639	284,423
Production and distribution	161,600	172,132	191,663
Advertising, selling, general and administrative	54,937	51,729	50,483
Intangible asset impairment	2,750	0	0
Depreciation, software and intangible asset amortization	15,737	15,922	15,442
Total operating expenses	516,948	518,422	542,011
Operating income	42,661	62,669	72,259
Other expenses
Interest expense, net	2,998	3,484	2,941
Other, net	46	2,993	781
	3,044	6,477	3,722
Income from continuing operations before income taxes	39,617	56,192	68,537
Income tax expense	15,176	20,796	26,477
Income from continuing operations	24,441	35,396	42,060

Income (loss) from discontinued operations, net of income taxes	1,284	(116,033)	2,138
Loss on sales of discontinued operations, net of income taxes	(12,355)	(2,716)	0
Total discontinued operations	(11,071)	(118,749)	2,138

Net income (loss)	$13,370	$(83,353)	$44,198

Basic earnings (loss) per common share
Continuing operations	$0.39	$0.56	$0.67
Discontinued operations	(0.18)	(1.89)	0.03
Basic earnings (loss) per common share	$0.21	$(1.33)	$0.70

Weighted-average common shares outstanding	62,503	62,887	63,173

Diluted earnings (loss) per common share
Continuing operations	$0.39	$0.56	$0.67
Discontinued operations	(0.18)	(1.88)	0.03
Diluted earnings (loss) per common share	$0.21	$(1.32)	$0.70

Weighted-average common and common equivalent shares outstanding	62,812	63,148	63,552

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$22,152	$(5,726)	$(10,304)
Foreign currency translation adjustments	(536)	1,315	(1,337)
Total other comprehensive income (loss), net of tax	21,616	(4,411)	(11,641)
Comprehensive income (loss)	$34,986	$(87,764)	$32,557

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2013	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$13,370	$(83,353)	$44,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities
(Gain) Loss from discontinued operations	(1,284)	116,033	(2,138)
Loss on sale of discontinued operations	12,355	2,716	0
Intangible asset impairment	2,750	0	0
Depreciation and software amortization	15,530	15,676	15,213
Intangible asset amortization	207	246	229
Stock-based compensation	5,744	3,412	3,832
Excess tax benefits from stock-based compensation	(42)	(57)	(215)
Net pension cost (payments)	784	158	(175)
Deferred income taxes	1,744	721	6,713
Other, net	(2,606)	(325)	(36)
Changes in operating assets and liabilities, net of acquisitions:	—	—	—
Decrease (increase) in accounts receivable, net	7,630	12,069	(6,305)
Decrease (increase) in inventory	(507)	(45)	29
Increase in prepaid expenses and other current assets	(2,536)	(4,618)	(974)
(Decrease) increase in accounts payable	(1,336)	(4,270)	(846)
(Decrease) increase in other accrued expenses and liabilities	9,398	(1,648)	16,185
Other, net	(17,089)	(191)	(5,509)
Net cash provided by continuing operations	44,111	56,524	70,201
Net cash provided by (used in) discontinued operations	15,461	19,856	(8,291)
Net cash provided by operating activities	59,572	76,380	61,910

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	—	—
Purchases of property, plant and equipment	(15,873)	(13,461)	(22,336)
Proceeds from the sale of property, plant and equipment	3,723	537	3,483
Net cash flows from investing activities within discontinued operations	22,500	(395)	—
Net cash provided by (used in) investing activities	10,350	(13,319)	(18,853)

Cash Flows from Financing Activities
Borrowings	—	—	122,500
Repayment of borrowings	(12,250)	(69,188)	(136,062)
Debt financing costs	(581)	—	(811)
Issuance of common stock	512	660	713
Excess tax benefits from stock-based compensations	42	57	215
Purchase of treasury stock	(1,625)	(4,402)	(8,363)
Dividends paid	(16,121)	(26,961)	(20,370)
Net cash used in financing activities	(30,023)	(99,834)	(42,178)

Effect of exchange rate changes on cash and cash equivalents	(536)	225	163
Net increase (decrease) in cash and cash equivalents	39,363	(36,548)	1,042
Cash and cash equivalents at beginning of year	49,384	85,932	84,890
Cash and cash equivalents at end of year	$88,747	$49,384	$85,932

See Accompanying Notes to Consolidated Financial Statements.

Harte-Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Equity

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive income(loss)	Total Stockholders’ Equity
Balance at December 31, 2010	$118,296	$336,795	$1,252,438	$(1,236,024)	$(33,682)	$437,823
Exercise of stock options and release of unvested shares	191	522	0	(193)	0	520
Net tax effect of stock options exercised and release of unvested shares	0	(959)	0	0	0	(959)
Stock-based compensations	0	4,988	0	0	0	4,988
Dividends paid ($0.32 per share)	0	0	(20,370)	0	0	(20,370)
Treasury stock issued	0	(197)	0	356	0	159
Purchase of treasury stock	0	0	0	(8,363)	0	(8,363)
Net income	0	0	44,198	0	0	44,198
Other comprehensive loss	0	0	0	0	(11,641)	(11,641)
Balance at December 31, 2011	$118,487	$341,149	$1,276,266	$(1,244,224)	$(45,323)	$446,355
Exercise of stock options and release of unvested shares	250	410	0	(205)	0	455
Net tax effect of stock options exercised and release of unvested shares	0	(3,082)	0	0	0	(3,082)
Stock-based compensations	0	3,412	0	0	0	3,412
Dividends paid ($0.43 per share)	0	0	(26,961)	0	0	(26,961)
Treasury stock issued	0	(303)	0	454	0	151
Purchase of treasury stock	0	0	0	(4,402)	0	(4,402)
Net income	0	0	(83,353)	0	0	(83,353)
Other comprehensive loss	0	0	0	0	(4,411)	(4,411)
Balance at December 31, 2012	$118,737	$341,586	$1,165,952	$(1,248,377)	$(49,734)	$328,164
Exercise of stock options and release of un-vested shares	450	469	0	(407)	0	512
Net tax effect of stock options exercised and release of unvested shares	0	(2,606)	0	0	0	(2,606)
Stock-based compensations	0	5,744	0	0	0	5,744
Dividends paid ($0.255 per share)	0	0	(16,121)	0	0	(16,121)
Treasury stock issued	0	(98)	0	135	0	37
Purchase of treasury stock	0	0	0	(1,662)	0	(1,662)
Net income	0	0	13,370	0	0	13,370
Other comprehensive income	0	0	0	0	21,616	21,616
Balance at December 31, 2013	$119,187	$345,095	$1,163,201	$(1,250,311)	$(28,118)	$349,054

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

As used in this report, the terms “Harte Hanks,” “we,” “us,” or “our” may refer to Harte-Hanks, Inc., one or more of our consolidated subsidiaries, or all of them taken as a whole.

Discontinued Operations

As discussed in Note N, Discontinued Operations, we sold the assets of our Florida Shoppers operations on December 31, 2012 and the assets of our California Shoppers operations on September 27, 2013.  The operating results and related balances of Shoppers, including the losses on the sales, are being reported as discontinued operations in the Consolidated Financial Statements.  Unless otherwise stated, amounts related to the Shoppers operations are excluded from the Notes to Consolidated Financial Statements for all years presented.

Reclassification of Prior Year Amounts

All prior year amounts related to discontinued operations have been reclassified for comparative purposes.

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

	Year Ended December 31,
In thousands	2013	2012	2011
Balance at beginnings of year	$2,574	$2,445	$2,345
Additions charges to expense	47	722	478
Amounts recovered against the allowance, net of charges	(892)	(593)	(378)
Balance at end of year	$1,729	$2,574	$2,445

Inventory

Inventory, consisting primarily of print materials and operating supplies, is stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost.  Depreciation is computed using the straight-line method at rates calculated to amortize the cost of the assets over their useful lives. The general ranges of estimated useful lives are:

Buildings and improvements	10 to 40 years
Software	3 to 10 years
Equipment and furniture	3 to 20 years

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We did not record an impairment of long-lived assets in 2013, 2012 or 2011.

Property, plant and equipment includes capital lease assets.  Capital lease assets at December 31, 2013 and 2012 consisted of:

	December 31,
In thousands	2013	2012
Equipment and furniture	$2,323	$2,774
Less accumulated amortization	(1,535)	(1,604)
Net book value	$788	$1,170

Amortization expense related to capital lease assets was $0.3 million, $0.5 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Depreciation and amortization on the remaining property plant and equipment was $15.4 million, $15.4 million and $15.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill and Other Intangibles

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired.  Other intangibles with definite and indefinite useful lives are recorded at fair value at the date of the acquisition.  The Company tests its goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and as of an interim date should factors or indicators become apparent that would require an interim test.  The Company performs a qualitative assessment to determine whether fair value may be less than carrying value and, if necessary, assesses the impairment of its goodwill by determining the fair value of each of its reporting units and comparing the fair value to the carrying value for each reporting unit.  Fair values of our reporting units and other intangibles with indefinite useful lives have been determined using discounted cash flow and cash flow multiple methodologies.  Our overall market capitalization also was considered when evaluating the fair values of our reporting units.  Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value.

As a result of a significant decrease in forecasted revenues and an overall strategic assessment of the related operations, management completed an evaluation of the Aberdeen trade name as of September 30, 2013.  A discounted cash flow model was used to calculate the fair value of the Aberdeen trade name.  The significant assumptions used in this method included the (i) revenue growth rates for the Aberdeen Group, (ii) discount rate, (iii) tax rate and (iv) royalty rate.  These assumptions are considered Level 3 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures.  Harte Hanks recorded a non-cash trade name intangible asset impairment charge of $2.8 million.  The impairment charge is included in Intangible impairment in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013.

As a result of continuing revenue declines in Shoppers, and in conjunction with management’s evaluation of the business, the Company determined that a triggering event had occurred in the second quarter of 2012.  The subsequent goodwill impairment testing resulted in impairment charges in the second quarter of 2012 of $156.9 million.  We also recorded $8.4 million in impairment charges related to trade names and client relationships associated with the Tampa Flyer, which are part of the Florida Shoppers operations.  The total impairment of $165.3 million is included in discontinued operations.

We have not recorded any other impairments of goodwill or other intangible assets in our continuing operations in any of the years during the three-year period ended December 31, 2013.

Income Taxes

Income taxes are calculated using the asset and liability method.  Deferred income taxes are recognized for the tax consequences resulting from temporary differences by applying enacted statutory tax rates applicable to future years.  These temporary differences are associated with differences between the financial and the tax basis of existing assets and liabilities. Any statutory change in tax rates will be recognized immediately in deferred taxes and income.  Valuation allowances have been established where we have assessed that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future.

Earnings Per Share

Basic earnings per common share are based upon the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share are based upon the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period.  Dilutive common stock equivalents are calculated based on the assumed exercise of stock options and vesting of unvested shares using the treasury stock method.

Stock-Based Compensation

All share-based awards are recognized as operating expense in the “Labor” line of the Consolidated Statements of Comprehensive Income (Loss).  Calculated expense is based on the fair values of the awards on the date of grant and is recognized over the requisite service period.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and the majority of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense.  Our deductible for individual healthcare claims is $0.3 million.  Our deductible for workers’ compensation is $0.5 million.  We have a $0.3 million deductible for automobile and general liability claims.  Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims.  We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations.  At December 31, 2013 and 2012, our reserve for healthcare, workers’ compensation, automobile and general liability was $12.8 million and $11.4 million, respectively.  Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss).  Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income (Loss).

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

Geographic Concentrations

Depending on the needs of our clients, our services are provided in an integrated approach through more than 30 facilities worldwide, of which 10 are located outside of the U.S.

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2013	2012	2011
Revenue (1)
United States	$469,596	$492,118	$523,381
Other countries	90,013	88,973	90,889
Total revenue	$559,609	$581,091	$614,270

	December 31,
In thousands	2013	2012
Property, plant and equipment (2)
United States	$34,556	$37,587
Other countries	6,155	6,504
Total property, plant and equipment	$40,711	$44,091

(1)	Geographic revenues are based on the location of the service being performed.
(2)	Property, plant and equipment are based on physical location.

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

In connection with this adoption we have added the required disclosures in Note L, Comprehensive Income (Loss).  The adoption of ASU 2013-02 did not affect our operating results, cash flows or financial position.

Note B — Fair Value of Financial Instruments

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values.  These instruments include cash and cash equivalents, accounts receivable and trade payables.  The fair value of our outstanding debt is disclosed in Note C, Long-Term Debt.  The fair value of the assets in our funded pension plan is disclosed in Note F, Employee Benefit Plans.  As discussed in Note E, Goodwill and Other Intangible Assets, in the third quarter of 2013, the fair value of our Aberdeen trade name was calculated using a discounted cash flow model.

Note C — Long-Term Debt

Our long-term debt obligations at year-end were as follows:

	December 31,
In thousands	2013	2012
2010 Revolving Credit Facility, various interest rates based on LIBOR, due August 12, 2013 ($60.5 million capacity at December 31, 2012)	N/A	$0
2013 Revolving Credit Facility, various interest rates based on Eurodollar rate, due August 16, 2016 ($72.5 million capacity and effective rate of 2.42% at December 31, 2013)	$0	N/A
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.17% at December 31, 2013), due August 16, 2016	$98,000	$110,250
Total debt	$98,000	$110,250
Less current maturities	$15,313	$12,250
Total long-term debt	$82,687	$98,000

The carrying values and estimated fair values of our outstanding debt at year-end were as follows:

	December 31,
	2013		2012
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Debt	$98,000	$98,000	$110,250	$110,250

The estimated fair values were calculated using current rates provided to us by our bankers for debt of the same remaining maturity and characteristics.  These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820.

Credit Facilities

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

On August 8, 2013, we entered into a three-year $80 million revolving credit facility, which includes a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2013 Revolving Credit Facility) with Bank of America, N.A. (as Administrative Agent, Swing Line Lender and L/C Issuer) and the other lenders party thereto.  The 2013 Revolving Credit Facility permits us to request up to a $15 million increase in the total amount of the facility.  The 2013 Revolving Credit Facility matures on August 16, 2016.  We may elect to prepay the 2013 Revolving Credit Facility at any time without incurring any prepayment penalties.

The 2013 Revolving Credit Facility amends and restates our August 12, 2010 credit facility (2010 Revolving Credit Facility), with the lenders party thereto and the Agent, and replaces its three-year $70 million revolving credit facility, under which Harte Hanks had no borrowings as of August 8, 2013 (except for letters of credit totaling approximately $9.5 million). The 2013 Revolving Credit Facility did not replace, and is in addition to, the 2011 Term Loan Facility.

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

At December 31, 2013 we had letters of credit totaling $7.5 million issued under the 2013 Revolving Credit Facility, decreasing the amount available for borrowing to $72.5 million.  At December 31, 2012 we had letters of credit totaling $9.5 million issued under the 2010 Revolving Credit Facility, decreasing the amount available for borrowing to $60.5 million.

Under both of our credit facilities, we are required to maintain an interest coverage ratio of not less than 2.75 to 1, and we must maintain a total debt-to-EBITDA ratio of not more than 2.25 to 1 under the 2013 Revolving Credit Facility and 3.00 to 1 under the 2011 Term Loan Facility.  The credit facilities also contain customary covenants restricting our and our subsidiaries’ ability to:

•	authorize distributions, dividends, stock redemptions and repurchases if a payment event of default has occurred and is continuing;

•	enter into certain merger or liquidation transactions;

•	grant liens;

•	enter into certain sale and leaseback transactions;

•	have foreign subsidiaries account for more than 25% of the consolidated revenue, or 20% of the assets of Harte Hanks and its subsidiaries, in the aggregate;

•	enter into certain transactions with affiliates; and

•	allow the total indebtedness of Harte Hanks’ subsidiaries to exceed $20.0 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte Hanks under our credit facilities.  As of December 31, 2013, we were in compliance with all of the covenants of our credit facilities.

The future minimum principal payments related to our debt at December 31, 2013 are as follows:

In thousands
2014	$15,313
2015	18,375
2016	64,312
2017	0
2018	0
Thereafter	0
$98,000

Cash payments for interest were $2.8 million, $3.2 million, and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note D — Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2013	2012	2011
Current
Federal	$8,689	$14,676	$13,014
State and Local	3,554	3,521	4,696
Foreign	1,189	1,878	2,054
Total Current	$13,432	$20,075	$19,764

Deferred
Federal	$3,532	$2,831	$6,983
State and local	(2,142)	(1,232)	(153)
Foreign	354	(878)	(117)
Total Deferred	$1,744	$721	$6,713

Total income tax expense	$15,176	$20,796	$26,477

The U.S. and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended December 31,
In thousands	2013	2012	2011
United States	$33,143	$52,287	$61,810
Foreign	6,474	3,905	6,727
Total income (loss) from continuing operations before income taxes	$39,617	$56,192	$68,537

The differences between total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2013	Rate	2012	Rate	2011	Rate
Computed expected income tax expense (benefit)	$13,866	35%	$19,667	35%	$23,988	35%
Net effect of state income taxes	918	2%	2,501	4%	2,998	4%
Foreign subsidiary dividend inclusions	1,125	3%	120	0%	174	0%
Foreign tax rate benefit	(570)	-1%	(366)	-1%	(417)	-1%
Change in beginning of year valuation allowance	(87)	0%	(1,225)	-2%	(117)	0%
Other, net	(76)	0%	99	0%	(149)	0%
Income tax expense (benefit) for the period	$15,176	38%	$20,796	37%	$26,477	39%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2013	2012	2011
Continuing operations	$15,176	$20,796	$26,477
Discontinued operations	1,225	(48,959)	3,298
Loss on sale	(9,047)	(2,147)	0
Stockholders’ equity	17,373	(736)	(5,910)
Total	$24,727	$(31,046)	$23,865

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Year Ended December 31,
In thousands	2013	2012
Deferred tax assets
Deferred compensation and retirement plan	$14,449	$31,515
Accrued expenses not deductible until paid	4,430	5,459
Employee stock-based compensation	2,561	4,000
Accrued payroll not deductible until paid	2,270	2,363
Accounts receivable, net	1,345	1,963
Other, net	124	158
State income tax	269	69
Federal net operating loss carryforwards	130	151
Foreign net operating loss carryforwards	2,750	2,439
State net operating loss carryfowards	2,037	2,214
Foreign tax credit carryforwards	1,125	0
Capital loss carryforwards	6,713	0
Total gross deferred tax assets	38,203	50,331
Less valuation analysis	(10,744)	(2,439)
Net deferred tax assets	$27,459	$47,892

Deferred tax liabilities
Property, plant and equipment	$(7,250)	$(11,787)
Goodwill and other intangibles	(78,301)	(81,859)
Total gross deferred tax liabilities	(85,551)	(93,646)
Net deferred tax liabilities	$(58,092)	$(45,754)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2013 and 2012.

Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related assets and liabilities that give rise to the temporary difference.  There are approximately $19.8 million and $39.7 million of deferred tax assets related to non-current items that are netted with long-term deferred tax liabilities at December 31, 2013 and 2012, respectively.

Harte Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions.  For U.S. federal, U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

In thousands
Balance at January 1, 2012	$91
Additions for current year tax positions	0
Additions for prior year tax positions	0
Reductions for prior year tax positions	0
Lapse of statute	(40)
Settlements	0
Balance at December 31, 2012	$51

Additions for current year tax positions	$0
Additions for prior year tax positions	0
Reductions for prior year tax positions	0
Lapse of statute	(24)
Settlements	0
Balance at December 31, 2013	$27

Included in the balance as of December 31, 2013 are $0.0 million of federally effected unrecognized tax benefits that, if recognized, would impact the effective tax rate.  We anticipate that it is reasonably possible that we will have a reduction in the liability of up to $0.0 million during 2014 as a result of lapsing statutes.

We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss).  We did not recognize any tax benefits for the reduction of accrued interest and penalties associated with the reduction of the liability for unrecognized tax benefits during the year ended December 31, 2013, but recognized $0.1 million during the year ended December 31, 2012.  We did not have any interest and penalties accrued at December 31, 2013 or 2012.

As of December 31, 2013, we had net operating loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2029.

The valuation allowance for deferred tax assets as of January 1, 2012, was $3.6 million.  The valuation allowance at December 31, 2013 relates to net operating loss, capital loss, and foreign tax credit carryforwards, which are not expected to be realized.  The valuation allowance at December 31, 2012 relates only to net operating loss carryforwards.  As part of our assessment of the realizability of our deferred tax assets, and based on the expectations of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, we reduced our January 1, 2012 valuation allowance associated with the Florida Shoppers net operating loss by $1.0 million.

Deferred income taxes have not been provided on the undistributed earnings of our foreign subsidiaries as these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries.  As of December 31, 2013, the cumulative undistributed earnings of these subsidiaries were approximately $1.8 million.  If those earnings were not considered permanently reinvested, U.S. federal deferred income taxes would have been recorded, after consideration of U.S. foreign tax credits.  However, it is not practicable to estimate the amount of additional taxes which may be payable upon distributions.

Cash payments for income taxes were $11.3 million, $13.6 million and $15.5 million in 2013, 2012 and 2011, respectively.

Note E — Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquisition over the fair values of the identifiable net assets acquired.  Other intangible assets with definite and indefinite useful lives are recorded at fair value at the date of acquisition.  The Company tests its goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and as of an interim date should factors or indicators become apparent that would require an interim test.  The Company performs a qualitative assessment to determine whether fair value may be less than carrying value and, if necessary, assesses the impairment of its goodwill by determining the fair value of each of its reporting units and comparing the fair value to the carrying value for each reporting unit.

As a result of a significant decrease in forecasted revenues and an overall strategic assessment of the related operations, management completed an evaluation of the Aberdeen trade name as of September 30, 2013.  A discounted cash flow model was used to calculate the fair value of the Aberdeen trade name.  The significant assumptions used in this method included the (i) revenue growth rates for the Aberdeen Group, (ii) discount rate, (iii) tax rate and (iv) royalty rate.  These assumptions are considered Level 3 inputs under the fair value hierarchy established by ASC 820.  As a result of this analysis, during the third quarter of 2013 the Company recorded a non-cash trade name intangible asset impairment charge of $2.8 million.  The impairment charge is included in Intangible impairment in the Consolidated Statements of Comprehensive Income (Loss) in the year ended December 31, 2013.

As a result of continuing revenue declines in Shoppers, and in conjunction with management’s evaluation of the business, the Company determined that a triggering event had occurred and that an interim step-one impairment test of Shoppers’ goodwill was warranted in connection with the preparation of its second quarter 2012 financial statements.  The fair value of the Shoppers unit was estimated using a discounted cash flow model and a cash flow multiple model.  The fair value of the Shoppers unit was estimated to be less than its related carrying value.  Management determined that the goodwill balance with respect to this reporting unit was impaired and step-two testing was deemed necessary.

The impairment analysis indicated that $156.9 million of goodwill and $8.4 million of other intangibles, relating to trade names and client relationships associated with the Tampa Flyer (included in the Florida Shoppers operations) acquisition in April 2005, were impaired.  As a result, a total impairment charge of $165.3 million was recorded in the Consolidated Statements of Comprehensive Income (Loss) in the second quarter of 2012 and is reflected in the Discontinued Operations section of the Statements of Comprehensive Income (Loss).

We performed our annual goodwill impairment testing as of November 30, 2013.  Consistent with prior periods, fair value was determined using a discounted cash flow model, a cash flow multiple model, and with consideration of our overall market capitalization.  Based on the results of our November 30, 2013 impairment tests, we did not record any impairment losses in 2013, 2012 or 2011 related to goodwill associated with our continuing operations.

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

The changes in the carrying amount of goodwill are as follows:

	Continuing	Discontinued
In thousands	Operations	Operations	Total
Balance at December 31, 2011	$398,164	$167,487	$565,651
Purchase Price Consideration	0	0	0
Impairment	0	(156,936)	(156,936)
Balance at December 31, 2012	$398,164	$10,551	$408,715
Purchase Price Consideration	0	0	0
Shoppers Sale	0	(10,551)	(10,551)
Impairment	0	0	0
Balance at December 31, 2013	$398,164	$0	$398,164

Other intangibles with indefinite useful lives relate to trade names associated with the Aberdeen acquisition in September 2006.  The changes in the carrying amount of other intangibles with indefinite lives are as follows:

In thousands
Balance at December 31, 2011	$5,000
Purchase Price Consideration	0
Impairment	0
Balance at December 31, 2012	$5,000
Purchase Price Consideration	0
Impairment	(2,750)
Balance at December 31, 2013	$2,250

Other intangibles with definite useful lives all relate to contact databases, client relationships and non-compete agreements.  Other intangible assets with definite useful lives are amortized on a straight-line basis over their respective estimated useful lives, typically a period of 3 to 10 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We did not record an impairment loss related to other intangibles with definite useful lives associated with our continuing operations in any of the years in the three year period ended December 31, 2013.

The changes in the carrying amount of other intangibles with definite lives are as follows:

In thousands
Balance at December 31, 2011	$504
Purchase Price Consideration	0
Amortization	(245)
Impairment	0
Balance at December 31, 2012	$259
Purchase Price Consideration	0
Amortization	(206)
Impairment	0
Balance at December 31, 2013	$53

Amortization expense related to other intangibles with definite useful lives was $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Expected amortization expense for the next five years is as follows:

In thousands
2014	$53
2015	$0
2016	$0
2017	$0
2018	$0
Thereafter	$0

Note F — Employee Benefit Plans

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

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$179,077	$160,225
Service cost	343	467
Interest cost	7,237	7,841
Actuarial (gain) loss	(16,488)	18,745
Benefits paid	(8,799)	(8,201)
Benefit obligation at end of year	$161,370	$179,077

Change in plan assets
Fair value of plan assets at beginning of year	102,174	93,002
Actual return on plan assets	21,127	9,952
Contributions	6,102	7,421
Benefits paid	(8,799)	(8,201)
Fair value of plan assets at end of year	$120,604	$102,174

Funded status at end of year	$(40,766)	$(76,903)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2013	2012
Other current liabilities	$1,572	$1,437
Other long-term liabilities	39,194	75,466
	$40,766	$76,903

The following amounts have been recognized in accumulated other comprehensive loss at December 31:

In thousands	2013	2012
Net loss	$32,279	$54,431
Prior service cost	0	0
	$32,279	$54,431

We plan to make total contributions of $5.6 million to our frozen pension plan in 2014 in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2014 other than to the extent needed to cover benefit payments.  We expect benefit payments under this supplemental pension plan to total $1.6 million in 2014.  In the event of a change of control, as defined in the plan document, this supplemental pension plan is required to be fully funded.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

In thousands	2013	2012
Projected benefit obligation	$161,370	$179,077
Accumulated benefit obligation	$160,340	$177,442
Fair value of plan assets	$120,604	$102,174

The unfunded, supplemental pension plan had an accumulated benefit obligation of $24.1 million and $26.6 million at December 31, 2013 and 2012, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss):

	Year Ended December 31,
In thousands	2013	2012	2011
Net Periodic Benefit Cost (Pre-Tax)
Service cost	$343	$467	$457
Interest cost	7,237	7,841	8,118
Expected return on plan assets	(7,383)	(6,733)	(7,022)
Amortization of prior service cost	0	4	49
Recognized actuarial loss	6,687	5,999	4,519
Net periodic benefit cost	$6,884	$7,578	$6,121

Amounts Recognized in Other Comprehensive Income (Loss) (Pre-Tax)
Net (gain) loss	$(36,920)	$9,548	$17,222
Prior service cost	0	(4)	(49)
Total (benefit) cost recognized in other comprehensive loss	$(36,920)	$9,544	$17,173

Net (benefit) cost recognized in net periodic benefit cost and other comprehensive (income) loss	$(30,036)	$17,122	$23,294

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 is $3.7 million.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.15%	5.02%	5.62%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	3.00%	3.00%	4.00%

	December 31,
	2013	2012
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.94%	4.15%
Rate of compensation increase	3.00%	3.00%

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

The funded pension plan assets as of December 31, 2013 and 2012, by asset category, are as follows:

In thousands	2013	%	2012	%
Equity securities	$85,606	71%	$64,565	63%
Debt securities	30,460	25%	30,881	30%
Other	4,538	4%	6,728	7%
Total plan assets	$120,604	100%	$102,174	100%

The current economic environment presents employee benefit plans with unprecedented circumstances and challenges, which, in some cases over the last several years, have resulted in large declines in the fair value of investments.  The fair values presented have been prepared using values and information available as of December 31, 2013.

The following tables present the fair value measurements of the assets in our funded pension plan:

In thousands	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$85,606	$85,606	$0	$0
Debt securities	30,460	30,460	0	0
Other	4,538	0	4,538	0
Total	$120,604	$116,066	$4,538	$0

In thousands	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$64,565	$64,565	$0	$0
Debt securities	30,881	30,881	0	0
Other	6,728	6,580	148	0
Total	$102,174	$102,026	$148	$0

The investment policy for the frozen pension plan focuses on the preservation and enhancement of the corpus of the plan’s assets through prudent asset allocation, quarterly monitoring and evaluation of investment results, and periodic meetings with investment managers.

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

The following table presents the investments that represented 5% or more of the funded pension plan’s assets as of December 31, 2013 and 2012:

In thousands	2013	%	2012	%
LM Institutional Fund Advisors I, Inc. Western Asset Core Plus	$16,643	14%	$16,793	15%
State Street Government STIF 15			$14,419	13%
PIMCO Total Return Fund Institutional Class	$13,817	11%	$14,088	13%

No value is shown for the State Street Government STIF 15 investment as it did not meet the 5% threshold at December 31, 2013.

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

The expected future pension benefit payments for the next ten years as of December 31, 2013 are as follows:

In thousands
2014	$8,848
2015	9,084
2016	9,281
2017	9,529
2018	9,705
2019-2023	52,632
$99,079

We also sponsor a 401(k) retirement plan in which we match a portion of employees’ voluntary before-tax contributions.  Under this plan, both employee and matching contributions vest immediately.  Total 401(k) expense recognized in 2013, 2012 and 2011 was $3.9 million, $4.0 million and $4.0 million, respectively.

Note G — Stockholders’ Equity

We paid a quarterly dividend of 8.5 cents per share in each of the last three quarters of 2013.  A second dividend of 8.5 cents per share paid in the fourth quarter of 2012 was a one-time acceleration of the regular quarterly dividend we would have ordinarily paid in the first quarter of 2013.  We currently plan to pay a quarterly dividend of 8.5 cents per share in each quarter of 2014, although any actual dividend declaration can be made only upon, and subject to, approval of our Board of Directors, based on its business judgment.

During 2013, we repurchased 0.2 million shares of our common stock for $1.7 million under our stock repurchase program that was publicly announced in August 2012.  Under this program our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  As of December 31, 2013, we had authorization to spend $3.9 million to repurchase additional shares under this program.

During 2013, we received 52,555 shares of our common stock, with an estimated market value of $0.4 million, in connection with vesting of unvested shares as shares are returned to treasury to pay for an awardee’s tax obligation.

Note H — Stock-Based Compensation

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Income (Loss).  For the years ended December 31, 2013, 2012 and 2011, we recorded total stock-based compensation expense of $5.6 million, $3.2 million and $3.5 million, respectively.

In May 2013 our stockholders approved the 2013 Omnibus Incentive Plan (2013 Plan), pursuant to which we may issue up to 5.0 million shares of stock-based awards to directors, employees and consultants.  The 2013 Plan replaced the stockholder-approved 2005 Omnibus Incentive Plan (2005 Plan), pursuant to which we issued equity securities to directors, officers and key employees.  No additional stock-based awards will be granted under the 2005 Omnibus Incentive Plan, but awards previously granted under the 2005 Plan will remain outstanding in accordance with their respective terms.  The 2005 Plan in turn replaced the stockholder-approved 1991 Stock Option Plan (1991 Plan), pursuant to which we issued stock options to directors, officers and key employees.  No additional equity awards have been granted under the 1991 Plan since the effectiveness of the 2005 Plan. As of December 31, 2013, there were 4.9 million shares available for grant under the 2013 Plan.

In July 2013 we granted equity awards to our new President and Chief Executive Officer as a material inducement to his acceptance of such positions.  These option, restricted stock and performance unit awards (2013 CEO Plan) were not submitted for stockholder approval, and were separately registered with the SEC and listed with the NYSE.

Stock Options

Under the 2013 CEO Plan, the option award was granted at an exercise price equal to the market value of the common stock on the grant date.  The options granted become exercisable in 25% increments on the first through fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant.  As of December 31, 2013, options to purchase 0.4 million shares were outstanding under the 2013 CEO Plan at an exercise price of $9.29 per share.

Under the 2013 Plan, all options have been and will be granted at exercise prices equal to the market value of the common stock on the grant date.  All such options are exercisable in 25% increments on the first through fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant.  As of December 31, 2013, 2013 Plan options to purchase 60,000 shares were outstanding with exercise prices ranging from $7.96 to $8.85 per share.

All options under the 2005 Plan were granted at an exercise prices equal to the market value of the common stock on the grant date.  All 2005 Plan options granted prior to 2011 become exercisable in 25% increments on the second through fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant.  All options granted in 2011, 2012 and 2013 become exercisable in 25% increments on the first through fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant.  As of December 31, 2013, 2005 Plan options to purchase 3.1 million shares were outstanding with exercise prices ranging from $6.04 to $28.85 per share.

Under the 1991 Plan, options were granted at exercise prices equal to the market value of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market value of the common stock (1991 Plan performance options).  1991 Plan market price options became exercisable in 25% increments on the second through fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant.  As of December 31, 2013, 1991 Plan market price options to purchase 0.7 million shares were outstanding with exercise prices ranging from $22.03 to $25.63 per share.  All remaining 1991 Plan performance options were exercised on or before January 2009.

All options granted under each of the four plans vest in full upon a change of control (as defined in each plan).

The following summarizes all stock option activity during the years ended December 31, 2013, 2012 and 2011:

In thousands	Number of Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at December 31, 2010	7,573,010	$15.85

Granted	420,500	11.68
Exercised	(118,250)	6.04		$717
Unvested options expired	(363,192)	11.17
Vested options expired	(758,440)	18.16
Options outstanding at December 31, 2011	6,753,628	$15.75

Granted	970,500	8.98
Exercised	(106,375)	6.04		$297
Unvested options forfeited	(798,311)	10.28
Vested options expired	(1,712,813)	19.33
Options outstanding at December 31, 2012	5,106,629	$14.32

Granted	1,138,600	8.30
Exercised	(151,875)	6.04		$268
Unvested options forfeited	(762,062)	11.97
Vested options expired	(1,085,580)	13.47
Options outstanding at December 31, 2013	4,245,712	$13.65	5.77	$805

Exercisable at December 31, 2013	2,299,362	$17.44	3.70	$476

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2013.  The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2013 and the exercise price for each in-the-money option.  This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2013:

Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$0.00 - 6.99	352,000	$6.04	5.10	249,875	$6.04
$7.00 - 10.99	1,657,100	$8.61	8.86	209,125	$8.70
$11.00 - 11.99	623,500	$11.90	6.10	350,500	$11.90
$12.00 - 15.99	498,500	$14.16	5.52	375,250	$14.71
$16.00 - 24.49	426,937	$21.77	0.62	426,937	$21.77
$24.50 - 28.85	687,675	$25.86	1.73	687,675	$25.86
	4,245,712	$13.65	5.77	2,299,362	$17.44

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	6.25	6.25	6.25
Expected stock price volatility	46.59%	44.24%	39.76%
Risk-free interest rate	1.43%	1.05%	2.43%
Expected dividend yield	4.74%	3.41%	2.42%

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

The weighted-average fair value of options granted during 2013, 2012 and 2011 was $2.35, $2.74 and $3.85, respectively.  As of December 31, 2013, there was $3.8 million of total unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.56 years.

Unvested Shares

Under the 2013 CEO Plan, unvested shares vest in three equal increments on the first three anniversaries of their date of grant, or if sooner, upon a change of control.

Under its terms, restricted shares granted under the 2013 Plan vest in three equal increments on the first three anniversaries of their date of grant, or if sooner, upon a change of control.

Under the 2005 Plan, the majority of unvested shares granted after 2010 vest in three equal increments on the first three anniversaries of their date of grant.  The remaining unvested shares granted in 2011, 2012 and 2013 vest on the first anniversary of their date of grant.  Unvested shares granted under the 2005 Plan also vest upon a change of control.

The following summarizes all unvested share activity during 2013, 2012 and 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares outstanding at December 31, 2010	181,286	$11.05

Granted	300,224	12.31
Vested	(53,671)	15.04
Forfeited	(8,499)	11.95
Unvested shares outstanding at December 31, 2011	419,340	$11.42

Granted	332,113	9.91
Vested	(143,626)	9.82
Forfeited	(107,374)	11.09
Unvested shares outstanding at December 31, 2012	500,453	$10.95

Granted	591,931	8.02
Vested	(297,375)	11.01
Forfeited	(108,964)	8.94
Unvested shares outstanding at December 31, 2013	686,045	$8.72

The fair value of each unvested share is estimated on the date of grant as the closing market price of our common stock on the date of grant.  As of December 31, 2013, there was $4.0 million of total unrecognized compensation cost related to unvested shares.  This cost is expected to be recognized over a weighted average period of approximately 1.95 years.

Performance Stock Units

Under the 2013 CEO Plan, performance stock units are a form of share-based award similar to unvested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals at the end of a defined period.  At the end of the performance period (December 31, 2015), the number of shares of stock issued will be determined by adjusting upward or downward from the maximum in a range between 0% and 100%.  Upon a change of control, outstanding performance stock units will be paid out at the 100% level.

Under the 2013 Plan and 2005 Plan, performance stock units are a form of share-based award similar to unvested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over a three-year period.  At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the maximum in a range between 0% and 100%.  Upon a change of control, outstanding performance stock units will be paid out at the 100% level.

The following summarizes all performance stock unit activity during 2013, 2012 and 2011:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Performance stock units outstanding at December 31, 2010	24,250	$14.98

Granted	188,800	11.34
Issued	(19,200)	11.34
Forfeited	(24,250)	14.98
Performance stock units outstanding at December 31, 2011	169,600	$11.34

Granted	136,000	8.84
Issued	0	0.00
Forfeited	(65,900)	10.15
Performance stock units outstanding at December 31, 2012	239,700	$10.25

Granted	333,000	7.76
Issued	0	0.00
Forfeited	(102,000)	9.84
Performance stock units outstanding at December 31, 2013	470,700	$8.58

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments.  Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2013, there was $1.9 million of total unrecognized compensation cost related to performance stock units.  This cost is expected to be recognized over a weighted average period of approximately 2.33 years

Note I — Commitments and Contingencies

At December 31, 2013, we had letters of credit in the amount of $7.7 million, $7.5 of which were issued under the 2013 Revolving Credit Facility.  No amounts were drawn against these letters of credit at December 31, 2013.  These letters of credit exist to support insurance programs relating to workers’ compensation, automobile and general liability, as well as a real estate obligation.

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

Note J — Leases

We lease real estate and certain equipment under numerous lease agreements, most of which contain some renewal options.  The total rent expense applicable to operating leases was $14.5 million, $14.9 million and $17.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Step rent provisions and escalation clauses, normal tenant improvements, rent holidays and other lease concessions are taken into account in computing minimum lease payments.  We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2013 are as follows:

In thousands
2014	$13,513
2015	8,873
2016	5,655
2017	4,452
2018	3,220
Thereafter	3,209
$38,922

We also lease certain equipment and software under capital leases.  Our capital lease obligations at year-end were as follows:

In thousands	2013	2012
Current portion of capital leases	$257	$369
Long-term portion of capital leases	204	302
Total capital lease obligation	$461	$671

The future minimum lease payments for all capital leases operating as of December 31, 2013 are as follows:

In thousands
2014	$257
2015	97
2016	61
2017	32
2018	14
Thereafter	0
$461

Note K — Earnings Per Share

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

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

In thousands	2013	2012	2011
Net Income
Income from continuing operations	$24,441	$35,396	$42,060
Income (loss) from discontinued operations	(11,071)	(118,749)	2,138
Net income (loss)	$13,370	$(83,353)	$44,198

Basic EPS
Weighted-average common shares outstanding used in earnings per share computations	62,503	62,887	63,173

Basic earnings (loss) per share
Continuing operations	$0.39	$0.56	$0.67
Discontinued operations	(0.18)	(1.89)	0.03
Net income	$0.21	$(1.33)	$0.70

Diluted EPS
Shares used in diluted earnings per share computations	62,812	63,148	63,552

Basic earnings (loss) per share
Continuing operations	$0.39	$0.56	$0.66
Discontinued operations	(0.18)	(1.88)	0.03
Net income	$0.21	$(1.32)	$0.70

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,503	62,887	63,173
Weighted-average common equivalent shares- dilutive effect of stock options and awards	309	261	379
Shares used in diluted earnings per share computations	62,812	63,148	63,552

For the purpose of calculating the shares used in the diluted EPS calculations, 4.2 million, 4.9 million and 5.4 million anti-dilutive options have been excluded from the EPS calculations for the years ended December 31, 2013, 2012, and 2011, respectively.  There were no anti-dilutive unvested shares for the year ended December 31, 2013, and 0.1 million and 0.0 million for the years ended December 31, 2012 and 2011, respectively.

Note L — Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income and all other changes in equity other than from transactions with our stockholders.  Our comprehensive income (loss) was as follows:

	Year Ended December 31,
In thousands	2013	2012	2011
Net income (loss)	$13,370	$(83,353)	$44,198

Other comprehensive income (loss):
Adjustment to pension liability	36,920	(9,544)	(17,173)
Tax (expense) benefit	(14,768)	3,818	6,869
Adjustment to pension liability, net of tax	22,152	(5,726)	(10,304)
Foreign currency translation adjustment	(536)	1,315	(1,337)
Total other comprehensive income (loss)	21,616	(4,411)	(11,641)

Total comprehensive income (loss)	$34,986	$(87,764)	$32,557

Note M — Selected Quarterly Data (Unaudited)

In thousands,	2013 Quarter Ended				2012 Quarter Ended
except per share amounts	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$152,179	$134,973	$140,105	$132,352	$157,848	$140,993	$142,794	$139,456
Operating income (loss)	12,484	8,360	12,413	9,404	21,058	15,598	13,281	12,732
Income (loss) from continuing operations	6,734	4,451	6,936	6,320	12,096	8,869	7,628	6,803
Income (loss) from discontinued operations	(168)	(12,624)	1,373	348	(1,401)	(6)	(117,332)	(10)
Net income (loss)	6,566	(8,173)	8,309	6,668	10,695	8,863	(109,704)	6,793

Basic earnings (loss) per share:
Continuing operations	$0.11	$0.07	$0.11	$0.10	$0.19	$0.14	$0.12	$0.11
Discontinued operations	(0.01)	(0.20)	0.02	0.01	(0.02)	0.00	(1.86)	0.00
Net income (loss)	$0.10	$(0.13)	$0.13	$0.11	$0.17	$0.14	$(1.74)	$0.11

Diluted earnings (loss) per share:
Continuing operations	$0.11	$0.07	$0.11	$0.10	$0.19	$0.14	$0.12	$0.11
Discontinued operations	(0.01)	(0.20)	0.02	0.01	(0.02)	0.00	(1.86)	0.00
Net income (loss)	$0.10	$(0.13)	$0.13	$0.11	$0.17	$0.14	$(1.74)	$0.11

Earnings per common share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share amounts may not equal the quarterly net income earnings per share amounts or the annual earnings per share amounts.

Note N — Discontinued Operations

We sold the assets of our Florida Shoppers operations to Coda Media Corp. on December 31, 2012 for gross proceeds of approximately $2.0 million in the form of a secured promissory note, subject to working capital adjustments.  This transaction resulted in a loss on the sale of $2.7 million, net of $2.1 million of income tax benefit.  The promissory note, which is secured by the assets which were sold, includes an interest rate of 2.5% per annum and is structured to make quarterly payments of interest until maturity.  In September 2013, the maturity date was extended from December 31, 2013 to June 30, 2014.  Due to a number of factors that put the collectability of the note in doubt, we have fully reserved the amount of this note receivable.  These factors include the lack of cash paid at the date of the sale, the structure and length of the note, and historical and projected cash flows from the sold operations.  This reserve was included in the calculation of the loss on the sale.

We sold the assets of our California Shoppers operations to affiliates of OpenGate Capital Management, LLC (“OpenGate”) on September 27, 2013 for gross proceeds of approximately $22.5 million in cash. In addition, OpenGate agreed to assume certain liabilities associated with the Shoppers division. This transaction resulted in a loss on the sale of $12.4 million, net of $9.0 million of income tax benefit. This loss on sale includes transaction costs of approximately $2.6 million.

Because the Shoppers operations represented distinct business units with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte Hanks, the results of the Shoppers operations are reported as discontinued operations for all periods presented.

Results of the remaining Harte Hanks marketing services business are reported as continuing operations.

Summarized operating results for the Shoppers discontinued operations, through the dates of disposal, are as follows:

	Year Ended December 31,
In thousands	2013	2012	2011
Revenues	$140,834	$222,736	$236,495

Income (loss) from discontinued operations before impairment charges and income taxes	2,509	344	5,436
Impairment of goodwill and other intangible assets before income taxes	0	(165,336)	0
Loss on sale before income taxes	(21,402)	(4,863)	0
Income tax benefit (expense)	7,822	51,106	(3,298)
Income (loss) from discontinued operations	$(11,071)	$(118,749)	$2,138

Summarized balance sheet data for the Shoppers discontinued operations are as follows:

	December 31,
In thousands	2013	2012
Current assets	$0	$20,486
Property, plant, and equipment	0	17,880
Goodwill and other intangible assets	0	10,551
Other assets	0	84
Total assets	0	49,001

Current liabilities	0	10,292
Other liabilities	0	272
Total liabilities	0	10,564

Net assets of discontinued operations	$0	$38,437

The major components of cash flows for the Shoppers discontinued operations are as follows:

	Year Ended December 31,
In thousands	2013	2012	2011
Gain (Loss) from discontinued operations	$(11,071)	$(118,749)	$2,138
Impairment of goodwill and other intangible assets	—	165,336	—
Loss on sale	12,355	2,716	—
Deferred Income Taxes	10,594	(39,234)	(80)
Depreciation and software amortization	2,592	5,062	5,201
Other, net	2,619	4,725	(15,550)
Net cash provided by (used in) discontinued operations	$17,089	$19,856	$(8,291)

INDEX TO EXHIBITS

We are incorporating certain exhibits listed below by reference to other Harte Hanks filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Exhibit No.	Description of Exhibit

Acquisition and Dispositions

2.1

Asset Purchase Agreement, dated September 18, 2013, by and among Harte-Hanks Shoppers, Inc., Southern Comprint Co. and Harte-Hanks, Inc., on the one hand, and Pennysaver USA Publishing, LLC, Pennysaver USA Printing, LLC, Orbiter Properties, LLC and OpenGate Capital Management, LLC, on the other hand (filed as Exhibit 2.1 to the Company’s Form 8-K dated September 19, 2013).

Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K dated September 4, 2013).

Credit Agreements

10.1(a)	Term Loan Agreement by and between Harte-Hanks, Inc. and Wells Fargo Bank, N.A, as administrative agent, dated March 7, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2008).

10.1(b)

Amended and Restated Credit Agreement, dated as of August 8, 2013, between Harte-Hanks, Inc., each lender from time to time party thereto, and Bank of America, N. A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K, dated August 12, 2013).

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

10.1(g)

First Amendment to Term Loan Agreement, dated as of August 8, 2013, between Harte-Hanks, Inc., each Subsidiary Guarantor (as defined in the Existing Term Loan Agreement), each lender from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K, dated August 12, 2013).

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

10.2(i)	Form of 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement
(filed as Exhibit 10.2(i) to the Company’s Form 10-K dated March 7, 2012).

10.2(j)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as

Exhibit 10.2(j) to the Company’s Form 10-K dated March 7, 2012).

10.2(k)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2(k) to the Company’s Form 10-K dated March 7, 2012).

10.2(l)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.2(l) to the Company’s Form 10-K dated March 7, 2012).

10.2(m)	Summary of Non-Employee Directors’ Compensation (included within the company’s Schedule of 14A proxy statement filed April 15, 2013).

10.2(n)	Harte-Hanks, Inc. 2013 Omnibus Incentive Plan (filed as Annex A to the company’s Schedule 14A proxy statement filed April 15, 2013).

10.2(o)	Form of 2013 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(p)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (General) (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(q)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (Director) (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(r)	Form of 2013 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(s)	Form of Non-Qualified Stock Option Agreement between the Company and Robert A. Philpott (filed as Exhibit 10.2 to the Company’s 8-K dated June 11, 2013).

10.2(t)	Form of Restricted Stock Award Agreement between the Company and Robert A. Philpott (filed as Exhibit 10.3 to the Company’s 8-K dated June 11, 2013).

10.2(t)	Form of Performance Unit Award Agreement between the Company and Robert A. Philpott (filed as Exhibit 10.4 to the Company’s 8-K dated June 11, 2013).

Executive Officer Employment-Related and Separation Agreements

10.3(a)	Form of Change of Control Severance Agreement between the Company and its Corporate Officers (filed as Exhibit 10.1 to the Company’s Form 8-K, dated March 15, 2011).

10.3(b)	Form of Employment Restrictions Agreement signed by the Corporate Officers of the Company (filed as Exhibit 10.3 to the Company’s Form 8-K dated March 15, 2011).

10.3 (c)	Transition and Consulting Agreement, dated as of July 25, 2011,

Between the Company and Peter E. Gorman (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 26, 2011).

10.3 (d)	Transition Agreement dated July 30, 2012 between the Company and Gary J. Skidmore (filed as Exhibit 10.2 to the Company’s 8-K dated August 2, 2012)

10.3 (e)	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.1 to the Company’s 8-K dated August 2, 2012)

10.3 (f)	Retirement & Consulting Agreement between the Company and Larry D. Franklin dated June 7, 2013 (filed as Exhibit 10.5 to the Company’s 8-K dated June 11, 2013).

10.3 (g)	Employment Agreement between the Company and Robert A. Philpott dated June 8, 2013 (filed as Exhibit 10.1 to the Company’s 8-K dated June 11, 2013).

10.3 (h)	Form of Severance Agreement between the Company and certain of its officers (filed as Exhibit 10.6 to the Company’s 8-K dated June 11, 2013).

Other Exhibits

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Interactive Data Files.

*Filed or furnished herewith, as applicable