Form 10-Q
period 2014-03-31
HARTE HANKS INC
filed 2014-05-05
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[____]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number including area code -- 210/829-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X   No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___   Accelerated filer  X Non-accelerated filer  ___ (Do not check if a smaller reporting company)    Smaller reporting company ___

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ___    No X

The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2014 was 62,780,052 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2014

Item 1. Interim Condensed Consolidated Financial Statements
Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
	March 31, 2014	December 31, 2013
In thousands, except per share and share amounts	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$84,539	$88,747
Accounts receivable (less allowance for doubtful accounts of $1,169 at March 31, 2014 and $1,729 at December 31, 2013)	110,178	120,122
Inventory	1,320	1,286
Prepaid expenses	10,321	8,528
Current deferred income tax asset	6,030	7,696
Prepaid income tax	4,520	4,755
Other current assets	7,309	8,171
Total current assets	224,217	239,305
Property, plant and equipment (less accumulated depreciation of $172,963 at March 31, 2013 and $169,854 at December 31, 2013)	39,429	40,711
Goodwill	398,164	398,164
Other intangible assets (less accumulated amortization of $9,755 at March 31, 2014 and $9,748 at December 31, 2013)	2,296	2,303
Other assets	4,786	5,053
Total assets	$668,892	$685,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$16,844	$15,313
Accounts payable	36,877	36,756
Accrued payroll and related expenses	12,749	16,255
Deferred revenue and customer advances	35,928	36,257
Income taxes payable	886	3,407
Customer postage and program deposits	21,780	23,877
Other current liabilities	6,405	8,978
Total current liabilities	131,469	140,843
Long-term debt	78,094	82,687
Other long-term liabilities (including deferred income taxes of $67,947 at March 31, 2014 and $65,788 at December 31, 2013)	113,177	112,952
Total liabilities	322,740	336,482

Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized
119,478,549 shares issued at March 31, 2014 and
119,186,705 shares issued at December 31, 2013	119,479	119,187
Additional paid-in capital	345,445	345,095
Retained earnings	1,159,669	1,163,201
Less treasury stock, 56,698,498 shares at cost at March 31, 2014 and 56,600,972 shares at cost at December 31, 2013	(1,251,062)	(1,250,311)
Accumulated other comprehensive loss	(27,379)	(28,118)
Total stockholders’ equity	346,152	349,054
Total liabilities and stockholders’ equity	$668,892	$685,536

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2014	2013
Operating revenues	$132,727	$132,352
Operating expenses
Labor	71,304	67,470
Production and distribution	40,276	38,985
Advertising, selling, general and administrative	12,730	12,428
Depreciation, software and intangible asset amortization	3,838	4,066
Total operating expenses	128,148	122,949
Operating income	4,579	9,403
Other (income) expenses
Interest expense, net	679	781
Other, net	734	(1,218)
Total other (income) expenses	1,413	(437)
Income from continuing operations before income taxes	3,166	9,840
Income tax expense	1,321	3,521
Income from continuing operations	1,845	6,319

Income from discontinued operations, net of income taxes	0	348

Net income	$1,845	$6,667

Basic earnings per common share
Continuing operations	$0.03	$0.10
Discontinued operations	0.00	0.01
Basic earnings per common share	$0.03	$0.11

Weighted-average common shares outstanding	62,686	62,471

Diluted earnings per common share
Continuing operations	$0.03	$0.10
Discontinued operations	0.00	0.01
Diluted earnings per common share	$0.03	$0.11

Weighted-average common and common equivalent shares outstanding	62,971	62,669

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$553	$1,003
Foreign currency translation adjustments	186	(1,130)
Total other comprehensive income (loss), net of tax	739	(127)
Comprehensive income	$2,584	$6,540

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
In thousands	2014	2013
Cash Flows from Operating Activities
Net income	$1,845	$6,667
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations	0	(348)
Depreciation and software amortization	3,832	4,011
Intangible asset amortization	6	55
Stock-based compensation	1,288	1,288
Excess tax benefits from stock-based compensation	(425)	(5)
Net pension cost (payments)	1,404	591
Deferred income taxes	3,825	3,121
Other, net	(875)	(1,312)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	9,944	15,485
Decrease (increase) in inventory	(34)	(340)
Decrease (increase) in prepaid expenses and other current assets	(696)	(51)
(Decrease) increase in accounts payable	121	(2,109)
(Decrease) increase in other accrued expenses and liabilities	(13,810)	(14,565)
Other, net	267	(1,046)
Net cash provided by continuing operations	6,692	11,442
Net cash provided by (used in) discontinued operations	0	656
Net cash provided by operating activities	6,692	12,098

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,550)	(4,581)
Proceeds from the sale of property, plant and equipment	0	4,781
Net cash flows from investing activities within discontinued operations	0	(50)
Net cash provided by (used in) investing activities	(2,550)	150

Cash Flows from Financing Activities
Borrowings	0	0
Repayment of borrowings	(3,062)	(3,062)
Debt financing costs	0	0
Issuance of common stock	(347)	82
Excess tax benefits from stock-based compensations	425	5
Purchase of treasury stock	(175)	(436)
Dividends paid	(5,377)	0
Net cash used in financing activities	(8,536)	(3,411)

Effect of exchange rate changes on cash and cash equivalents	186	1,003
Net increase (decrease) in cash and cash equivalents	(4,208)	9,840
Cash and cash equivalents at beginning of year	88,747	49,384
Cash and cash equivalents at end of year	$84,539	$59,224

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity

(2014 Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
Balance at December 31, 2012	$118,737	$341,586	$1,165,952	$(1,248,377)	$(49,734)	$328,164
Exercise of stock options and release of unvested shares	450	469	0	(407)	0	512
Net tax effect of stock options exercised and release of unvested shares	0	(2,606)	0	0	0	(2,606)
Stock-based compensation	0	5,744	0	0	0	5,744
Dividends paid ($0.255 per share)	0	0	(16,121)	0	0	(16,121)
Treasury stock issued	0	(98)	0	135	0	37
Purchase of treasury stock	0	0	0	(1,662)	0	(1,662)
Net income	0	0	13,370	0	0	13,370
Other comprehensive loss	0	0	0	0	21,616	21,616
Balance at December 31, 2013	$119,187	$345,095	$1,163,201	$(1,250,311)	$(28,118)	$349,054
Exercise of stock options and release of unvested shares	292	(63)	0	(576)	0	(347)
Net tax effect of stock options exercised and release of unvested shares	0	(875)	0	0	0	(875)
Stock-based compensation	0	1,288	0	0	0	1,288
Dividends paid ($0.085 per share)	0	0	(5,377)	0	0	(5,377)
Purchase of treasury stock	0	0	0	(175)	0	(175)
Net income	0	0	1,845	0	0	1,845
Other comprehensive income	0	0	0	0	739	739
Balance at March 31, 2014	$119,479	$345,445	$1,159,669	$(1,251,062)	$(27,379)	$346,152

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. (Harte Hanks) and its subsidiaries (the “Company”).  All intercompany accounts and transactions have been eliminated in consolidation.

As used in this report, the terms “Harte Hanks,” “we,” “us” or “our” may refer to Harte Hanks, one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

Discontinued Operations

As discussed in Note L, Discontinued Operations, we sold the assets of our California Shoppers operations on September 27, 2013.  The operating results of our California Shoppers (Shoppers) are being reported as discontinued operations in the Condensed Consolidated Financial Statements.  Unless otherwise stated, amounts related to the Shoppers operations are excluded from the Notes to Condensed Consolidated Financial Statements for all periods presented.  Results of the remaining Harte Hanks business are reported as continuing operations.

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

Note D – Goodwill

As of March 31, 2014 and December 31, 2013, we had goodwill of $398.2 million.  Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired.  Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance.  We perform our annual goodwill impairment assessment as of November 30th of each year.

The Company continues to monitor potential triggering events, including changes in the business climate in which it operates, attrition of key personnel, the current volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges in the future. There was no occurrence of a triggering event for fiscal year 2014 as of March 31, 2014.

Note E – Long-Term Debt

Our long-term debt obligations were as follows:

	March 31,	December 31,
In thousands	2014	2013
2010 Revolving Credit Facility, various interest rates based on LIBOR, due August 12, 2013 ($60.5 million capacity at December 31, 2012)	N/A	$0
2013 Revolving Credit Facility, various interest rates based on Eurodollar rate, due August 16, 2016 ($72.5 million capacity and effective rate of 2.40% at March 31, 2014)	$0	N/A
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.15% at March 31, 2014), due August 16, 2016	$94,938	$98,000
Total debt	$94,938	$98,000
Less current maturities	$16,844	$15,313
Total long-term debt	$78,094	$82,687

The carrying values and estimated fair values of our outstanding debt were as follows:

	March 31,		December 31,
	2014		2013
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Debt	$94,938	$94,938	$98,000	$98,000

The estimated fair values were calculated using current rates provided to us by our bankers for debt of the same remaining maturity and characteristics.  These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820.

Note F – Stock-Based Compensation

We recognized $1.0 million and $1.1 million of stock-based compensation during the three months ended March 31, 2014 and 2013, respectively.

Our annual grant of stock-based awards occurred in the second quarter of 2014 (April 15, 2014).  We did not have any significant stock-based compensation activity in the first quarter of 2014.

Note G – Components of Net Periodic Pension Benefit Cost

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible.  We elected to freeze benefits under this defined benefit pension plan as of December 31, 1998.

In 1994, we adopted a non-qualified, unfunded, supplemental pension plan covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from our principal pension plan if it were not for limitations imposed by income tax regulations.  The benefits under this supplemental pension plan accrued after December 31, 1998 as if the principal pension plan had not been frozen.

Net pension cost for both plans included the following components:

	Three months ended March 31,
In thousands	2014	2013
Service cost	$100	$86
Interest cost	1,939	1,809
Expected return on plan assets	(2,109)	(1,846)
Amortization of prior service cost	0	0
Recognized actuarial loss	921	1,672
Net periodic benefit cost	$851	$1,721

We made contributions to our funded, frozen pension plan of $1.1 million in the first quarter of 2014.  We plan to make additional contributions of $3.7 million to this pension plan during the remainder of 2014.  These contributions to our funded, frozen pension plan are being made in order to satisfy the Pension Protection Act of 2006 minimum required contribution.

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2014 other than to the extent needed to cover benefit payments.  We expect benefit payments under this supplemental pension plan to total $1.6 million in 2014.

Effective April 1, 2014, we elected to freeze benefits under the unfunded, supplemental pension plan, which will be accounted for as a curtailment of the plan in the second quarter of 2014.  The plan freeze results in a reduction of plan expense of $0.4 million over the remainder of 2014 and a reduction in the projected benefit obligation of $1.1 million.  This curtailment gain will offset the unrecognized loss held by the plan.  The remaining portion of the unrecognized loss will then be amortized over the average life expectancy of all participants.

Note H - Income Taxes

Our first quarter 2014 income tax expense of $1.3 million resulted in an effective income tax rate of 41.7%.  Our first quarter 2013 income tax provision of $3.5 million resulted in an effective income tax rate of 35.8%.  Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2014.  The effective income tax rate calculated for the first quarter of 2014 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions.  For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2009.  For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2010.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income.  We did not have a significant amount of interest or penalties accrued at March 31, 2014 or December 31, 2013.

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

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2014	2013
Net Income
Income from continuing operations	$1,845	$6,319
Income from discontinued operations	0	348
Net income	$1,845	$6,667

Basic EPS
Weighted-average common shares outstanding
used in earnings per share computations	62,686	62,471

Basic earnings per share
Continuing operations	$0.03	$0.10
Discontinued operations	0.00	0.01
Net income	$0.03	$0.11

Diluted EPS
Shares used in diluted earnings per share
computations	62,971	62,669

Basic earnings per share
Continuing operations	$0.03	$0.10
Discontinued operations	0.00	0.01
Net income	$0.03	$0.11

Computation of Shares Used in Earnings Per
Share Computations
Weighted-average common shares outstanding	62,686	62,471
Weighted-average common equivalent shares-
dilutive effect of stock options and awards	285	198
Shares used in diluted earnings per share
computations	62,971	62,669

3.6 million and 4.4 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2014 and 2013, respectively.  There were no anti-dilutive unvested shares excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2014.  0.4 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2013.

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders.  Our comprehensive income was as follows:

	Three Months Ended March 31,
In thousands	2014	2013
Net income	$1,845	$6,667

Other comprehensive income (loss):
Adjustment to pension liability	921	1,672
Tax expense	(368)	(669)
Adjustment to pension liability, net of tax	553	1,003
Foreign currency translation adjustment	186	(1,130)
Total other comprehensive income (loss)	739	(127)

Total comprehensive income	$2,584	$6,540

Changes in accumulated other comprehensive income by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2013	$(32,279)	$4,161	$(28,118)
Other comprehensive (loss), net of tax,
before reclassifications	0	186	186
Amounts reclassified from accumulated other
comprehensive income, net of tax	553	0	553
Net current period other comprehensive income (loss),
net of tax	553	186	739
Balance at March 31, 2014	$(31,726)	$4,347	$(27,379)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2012	$(54,431)	$4,697	$(49,734)
Other comprehensive income (loss), net of tax,
before reclassifications	0	(1,130)	(1,130)
Amounts reclassified from accumulated other
comprehensive income, net of tax	1,003	0	1,003
Net current period other comprehensive income (loss),
net of tax	1,003	(1,130)	(127)
Balance at March 31, 2013	$(53,428)	$3,567	$(49,861)

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

Note L – Discontinued Operations

We sold the assets of our California Shoppers operations to affiliates of OpenGate Capital Management, LLC (“OpenGate”) on September 27, 2013.  Because Shoppers represented a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte Hanks, the results of the Shoppers operations are reported as discontinued operations for all periods presented.

Results of the remaining Harte Hanks marketing services business are reported as continuing operations.

Summarized operating results for the Shoppers discontinued operations are as follows:

	Three Months Ended March 31,
In thousands	2014	2013
Revenues	$0	$45,980

Income from discontinued operations before impairment
charges and income taxes	0	783
Income tax expense	0	435
Income from discontinued operations	$0	$348

The major components of cash flows for the Shoppers discontinued operations are as follows:

	Three Months Ended March 31,
In thousands	2014	2013
Income (Loss) from discontinued operations	$-	$348
Loss on sale	-	-
Depreciation and software amortization	-	871
Other, net	-	(563)
Net cash provided by (used in) discontinued operations	$-	$656

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws.  All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning.  Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including with regard to the negative performance trends in our Shoppers business and the adverse impact of continuing economic uncertainty in the U.S. and other economies on the marketing expenditures and activities of our Direct Marketing clients and prospects, (5) competitive factors, (6) acquisition, disposition of assets and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes.

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements.  In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2014 earnings release issued on May 1, 2014.  The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte-Hanks, Inc. (Harte Hanks).  This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2013 Form 10-K.  Our 2013 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

Harte Hanks is one of the world’s leading, insight-driven multi-channel marketing organizations, delivering impactful business results for some of the world’s best-known brands. Through strategic agencies and our core marketing services, we develop integrated solutions that connect brands with prospects and customers, moving them beyond awareness to transactions and brand loyalty.

We offer a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe.  We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment.  We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers.  This results in a strong and enduring relationship between our clients and their customers.  We offer a full complement of capabilities and resources to provide a broad range of marketing services and data management software, in media from direct mail to email, including:

•                 agency and digital services;

•                 database marketing solutions and business-to-business lead generation;

•                 data quality software and services with Trillium Software;

•                 direct mail; and

•                 contact centers.

Previously, Harte Hanks also provided shopper advertising opportunities through our Shoppers segment, which operated in certain California markets.  On September 27, 2013 we sold the assets of our California Shoppers operations, The Pennysaver, for gross proceeds of $22.5 million.  This transaction resulted in an after-tax loss of $12.4 million.  Because Shoppers represented a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte Hanks, the results of the Shoppers operations are reported as discontinued operations for all periods presented.  Results of the remaining Harte Hanks business are reported as continuing operations.  After this sale, Harte Hanks no longer has any Shoppers operations or circulation.

With business operations in several countries, we are affected by the general local, national and international economic and business conditions in the markets where we and our customers operate.  Marketing budgets are often discretionary in nature, and are easier to reduce in the short-term than other expenses in response to weak economic conditions.  Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors.  We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs in the parts of the business that are not growing as fast. We believe these actions will improve our profitability in future periods.

Our principal operating expense items are labor, postage and mail supply chain management.

Results of Continuing Operations

As discussed in Note L, Discontinued Operations, we sold the assets of our California Shoppers operations on September 27, 2013.  Therefore, the operating results of our California Shoppers are being reported as discontinued operations in the Condensed Consolidated Financial Statements, and are excluded from management’s discussion and analysis of financial condition and results of operations below.

Operating results from our continuing operations were as follows:

In thousands, except per share amounts	March 31, 2014	March 31, 2013	% Change
Revenues	$132,727	$132,352	0.3%
Operating expenses	128,148	122,949	4.2%
Operating income	$4,579	$9,403	-51.3%

Income from continuing operations	$1,845	$6,319	-70.8%

Diluted EPS from continuing operations	$0.03	$0.10	-70.9%

1st Quarter 2014 vs. 1st Quarter 2013

Revenues

Revenues increased 0.3%, to $132.7 million, in the first quarter of 2014 compared to the first quarter of 2013.  These results reflect the impact of our select markets vertical increasing $3.1 million, or 30%, compared to the first quarter of 2013, primarily due to non-recurring streaming enrollment services from a large contract with an existing contact center customer.  In addition, our automobile and consumer brands vertical increased $2.9 million, or 14%, over the prior year quarter, due to additional work with an existing contact center customer and a large Trillium contract, and our pharmaceuticals vertical increased $2.4 million, or 24%, due to new mail business with an existing customer.  Our retail, high tech, and financial services verticals decreased 8%, 9%, and 10%, respectively.  Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

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

Operating Expenses

Overall operating expenses were $128.1 million in the first quarter of 2014, compared to $122.9 million in the first quarter of 2013.

Labor costs increased $3.8 million, or 5.7%, compared to the first quarter of 2013, primarily due to an increase in salaries and wages related to an investment in key personnel to generate additional revenues, as well as headcount reductions which resulted in approximately $1.0 million of severance, the benefits of which will impact our performance from April onwards.  Production and distribution costs increased $1.3 million, or 3.3%, due to increased outsourced services to support additional revenues and software service contracts repairs and maintenance costs.  General and administrative expense, increased $0.3 million, or 2.4%, compared to prior year, reflecting increased promotion expense related to rebranding and various increased business services expenses.  Depreciation and intangible asset and software amortization expense decreased $0.2 million, or 5.6%, compared to the prior year, primarily related to decreased software depreciation.

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

Interest Expense

1st Quarter 2014 vs. 1st Quarter 2013

Interest expense is comparable to the first quarter of 2013 and decreased $0.1 million, or 13.1%, in the first quarter of 2014.  This was due to a lower average debt balance in the first quarter of 2014.  The lower average debt balance in the first quarter of 2014 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Other Income and Expense

1st Quarter 2014 vs. 1st Quarter 2013

Other expense, net, was $0.7 million in the first quarter of 2014 compared to other income, net of $1.2 million in the first quarter of 2013.  This $1.9 million variance from the prior year quarter is due to a $1.0 million change in net foreign currency transaction gains and losses and a $0.9 million gain on the sale of our facility in Belgium in the first quarter of 2013.

Income Taxes

1st Quarter 2014 vs. 1st Quarter 2013

Income tax expense decreased $2.2 million in the first quarter of 2014 compared to the first quarter of 2013.  Our effective tax rate was 41.7% for the first quarter of 2014, increasing from 35.8% for the first quarter of 2013.  The increase in the effective tax rate is primarily due to an increase in state deferred tax accruals resulting from the state enacted tax legislation.  Excluding the impact of our first quarter discrete items, including the state enacted legislation, which was offset by other discrete items, our effective tax rate for the first quarter of 2014 would have been 37.2%.

Income/Earnings Per Share from Continuing Operations

1st Quarter 2014 vs. 1st Quarter 2013

We recorded income from continuing operations of $1.8 million and diluted earnings per share from continuing operations of $0.03.  These results compare to income from continuing operations of $6.3 million and diluted earnings per share from continuing operations of $0.10 per share in the first quarter of 2013.  The decrease in income from continuing operations is primarily a result of no change in revenues and increased expenses that resulted in decreased operating income, the change in other income and expense discussed above, and the increase in the effective tax rate discussed above.

Economic Climate and Impact on our Financial Statements

As discussed above, we sold the assets of the California Shoppers operations on September 27, 2013.  The business and economic climate in California had a negative impact on our Shoppers’ operations and cash flows, which is reflected in the discontinued operations results throughout our financial statements. In addition, local, national and international economic and business conditions affect the marketing expenditures of our clients, as they adjust expenditures in reaction to market conditions. These conditions are presently uneven among the markets we serve, with most showing modest but uncertain economic growth.  These conditions also affect our costs and ability to attract and retain qualified employees.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2014, cash and cash equivalents were $84.5 million, decreasing $4.2 million from cash and cash equivalents of $88.7 million at December 31, 2013.  This net decrease was a result of net cash provided by operating activities of $6.7 million, net cash used in investing activities of $2.6 million, net cash used in financing activities of $8.5 million and the effect of exchange rate changes of $0.0 million.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was $6.7 million, compared to $12.1 million for the three months ended March 31, 2013.  The $5.4 million year-over-year decrease was primarily attributable a decrease in net income, as well as changes within working capital assets and liabilities.

For the three months ended March 31, 2014, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to collection of the December 31, 2013 receivables as well as higher revenues in the fourth quarter of 2013 compared to the first quarter of 2014. Days sales outstanding were approximately 72 days at March 31, 2014, which increased from 71 days at December 31, 2013;

•	An increase in prepaid expenses due to timing of payments related to prepaid insurance, rent and annual licenses/agreements.;

•	A decrease in accrued payroll and related expenses due to the timing of the first payroll in January of 2014 and accrual of severance at year-end 2013;

•	A decrease in deferred revenue and customer advances due to timing of receipts; and

•	A decrease in customer postage deposits due to timing of receipts and lower mail volumes.

Investing Activities

Net cash used in investing activities was $2.6 million for the three months ended March 31, 2014, compared to net cash provided by investing activities of $0.1 million for the three months ended March 31, 2013.  The $2.7 million variance is the result of the sale of our Belgium facility in the first quarter of 2013 for net proceeds of $4.6 million, partially offset by decreased capital spending in the first three months of 2014 compared to the first three months of 2013.

Financing Activities

Net cash used in financing activities was $8.5 million for the three months ended March 31, 2014 compared to $3.4 million for the three months ended March 31, 2013.  The $5.1 million increase is primarily due the $5.4 million in dividends paid in the first quarter of 2014. We accelerated the payment of our regular first quarter 2013 dividend into December of 2012.

Credit Facilities

On August 12, 2010, we entered into a three-year $70 million revolving credit facility (2010 Revolving Credit Facility) with Bank of America, N.A., as Administrative Agent.  The 2010 Revolving Credit Facility matured on August 12, 2013.

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent.  The 2011 Term Loan Facility matures on August 16, 2016.  For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect.  We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.  At March 31, 2014, we had $94.9 million outstanding under the 2011 Term Loan Facility.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte Hanks under our credit facilities.  As of March 31, 2014, we were in compliance with all of the covenants of our credit facilities.

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

As of March 31, 2014, we had $72.5 million of unused borrowing capacity under our 2013 Revolving Credit Facility (which matures on August 16, 2016) and a cash balance of $84.5 million.  Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2013 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months.  Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate.  A lasting economic recession in the U.S. and other economies could have a material adverse effect on our business, financial position or operating results.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP.  Preparing financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We consider the following to be our critical accounting policies, as described in detail in our 2013 Form 10-K:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Reserve for healthcare, workers’ compensation, automobile and general liability insurance;

•	Goodwill and other intangible assets; and

•	Stock-based compensation.

There have been no material changes to the critical accounting policies described in our 2013 Form 10-K.

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

We are exposed to market risk for changes in interest rates related to our credit facilities.  Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.15% at March 31, 2014).  The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At March 31, 2014, our debt balance related to the 2011 Term Loan Facility was $94.9 million.  The three-year $80 million 2013 Revolving Credit Facility has a maturity date of August 16, 2016.  At March 31, 2014, we did not have any debt outstanding under the 2013 Revolving Credit Facility.

Assuming the actual level of borrowings throughout the first quarter of 2014, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the first quarter of 2014 would have changed by approximately $0.1 million.  Due to our overall debt level and cash balance at March 31, 2014, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.  At this time we are not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries.  Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar and Philippine peso.  We monitor these risks throughout the normal course of business.  The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss).  Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings.  A smaller portion of our transactions are denominated in currencies other than the respective local currencies.  For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. dollars.  Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction.  Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income.  Transactions such as these amounted to $0.4 million in pre-tax currency transaction losses in the first quarter of 2014.  At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.  It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II.                              OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note K to the Notes to Unaudited Condensed Consolidated Financial Statements, Litigation Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our 2013 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.  In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2013 Form 10-K.   Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q, for a discussion of the economic climate and impact on our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2014:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
January 1 - 31, 2014	22,414	$7.82	22,414	$3,760,826
February 1 - 28, 2014	73,589	$7.01	0	$3,760,826
March 1 - 31, 2014	7,085	$8.33	0	$3,760,826
Total	103,088	$7.13	22,414

(1)  During the first quarter of 2014, we purchased 22,414 shares of our common stock through our stock repurchase program that was publicly announced in August 2012.  Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  As of March 31, 2014, we have repurchased 919,781 shares and spent $6.2 million under this authorization.  Through March 31, 2014, we had repurchased a total of 65,844,290 shares at an average price of $18.48 per share under this program and previously announced programs.

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

HARTE-HANKS, INC.

May 5, 2014	/s/ Robert A. Philpott
Date	Robert A. Philpott
President and Chief Executive Officer

May 5, 2014	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

May 5, 2014	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller