Form 10-Q
period 2014-06-30
HARTE HANKS INC
filed 2014-08-04
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[____]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-07120

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

Yes  ___    No X

The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2014 was 62,507,945 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

June 30, 2014

Item 1. Interim Condensed Consolidated Financial Statements
Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30, 2014	December 31,
In thousands, except per share and share amounts	(Unaudited)	2013
ASSETS
Current assets
Cash and cash equivalents	$77,022	$88,747
Accounts receivable (less allowance for doubtful accounts of $1,121 at June 30, 2014 and $1,729 at December 31, 2013)	114,940	120,122
Inventory	1,468	1,286
Prepaid expenses	10,350	8,528
Current deferred income tax asset	5,900	7,696
Prepaid income tax	3,061	4,755
Other current assets	7,362	8,171
Total current assets	220,103	239,305
Property, plant and equipment (less accumulated depreciation of $175,992 at June 30, 2014 and $169,854 at December 31, 2013)	37,988	40,711
Goodwill	398,164	398,164
Other intangible assets (less accumulated amortization of $9,761 at June 30, 2014 and $9,748 at December 31, 2013)	2,290	2,303
Other assets	3,966	5,053
Total assets	$662,511	$685,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$18,375	$15,313
Accounts payable	37,127	36,756
Accrued payroll and related expenses	13,134	16,255
Deferred revenue and customer advances	35,618	36,257
Income taxes payable	888	3,407
Customer postage and program deposits	20,227	23,877
Other current liabilities	6,145	8,978
Total current liabilities	131,514	140,843
Long-term debt	73,500	82,687
Other long-term liabilities (including deferred income taxes of $68,667 at June 30, 2014 and $65,788 at December 31, 2013)	111,100	112,952
Total liabilities	316,114	336,482

Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized
119,486,561 shares issued at June 30, 2014 and
119,186,705 shares issued at December 31, 2013	119,487	119,187
Additional paid-in capital	346,052	345,095
Retained earnings	1,159,895	1,163,201
Less treasury stock, 56,964,849 shares at cost at June 30, 2014 and 56,600,972 shares at cost at December 31, 2013	(1,252,582)	(1,250,311)
Accumulated other comprehensive loss	(26,455)	(28,118)
Total stockholders’ equity	346,397	349,054
Total liabilities and stockholders’ equity	$662,511	$685,536

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
In thousands, except per share amounts	2014	2013
Operating revenues	$140,310	$140,105
Operating expenses
Labor	69,613	69,790
Production and distribution	42,158	40,571
Advertising, selling, general and administrative	13,860	13,558
Depreciation, software and intangible asset amortization	3,692	3,773
Total operating expenses	129,323	127,692
Operating income	10,987	12,413
Other (income) expenses
Interest expense, net	629	750
Other, net	1,075	82
Total other (income) expenses	1,704	832
Income from continuing operations before income taxes	9,283	11,581
Income tax expense	3,646	4,645
Income from continuing operations	5,637	6,936

Income from discontinued operations, net of income taxes	-	1,373

Net income	$5,637	$8,309

Basic earnings per common share
Continuing operations	$0.09	$0.11
Discontinued operations	0.00	0.02
Basic earnings per common share	$0.09	$0.13

Weighted-average common shares outstanding	62,734	62,446

Diluted earnings per common share
Continuing operations	$0.09	$0.11
Discontinued operations	0.00	0.02
Diluted earnings per common share	$0.09	$0.13

Weighted-average common and common equivalent shares outstanding	62,987	62,761

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$504	$1,003
Foreign currency translation adjustments	420	(589)
Total other comprehensive income (loss), net of tax	924	414
Comprehensive income	$6,561	$8,723

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
In thousands, except per share amounts	2014	2013
Operating revenues	$273,037	$272,457
Operating expenses
Labor	140,917	137,260
Production and distribution	82,434	79,556
Advertising, selling, general and administrative	26,590	25,985
Depreciation, software and intangible asset amortization	7,530	7,839
Total operating expenses	257,471	250,640
Operating income	15,566	21,817
Other (income) expenses
Interest expense, net	1,308	1,531
Other, net	1,809	(1,136)
Total other (income) expenses	3,117	395
Income from continuing operations before income taxes	12,449	21,422
Income tax expense	4,967	8,166
Income from continuing operations	7,482	13,256

Income from discontinued operations, net of income taxes	-	1,721

Net income	$7,482	$14,977

Basic earnings per common share
Continuing operations	$0.12	$0.21
Discontinued operations	0.00	0.03
Basic earnings per common share	$0.12	$0.24

Weighted-average common shares outstanding	62,711	62,459

Diluted earnings per common share
Continuing operations	$0.12	$0.21
Discontinued operations	0.00	0.03
Diluted earnings per common share	$0.12	$0.24

Weighted-average common and common equivalent shares outstanding	62,975	62,712

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$1,056	$2,006
Foreign currency translation adjustments	607	(1,719)
Total other comprehensive income, net of tax	1,663	287
Comprehensive income	$9,145	$15,264

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
In thousands	2014	2013
Cash Flows from Operating Activities
Net income	$7,482	$14,977
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations	-	(1,721)
Depreciation and software amortization	7,517	7,729
Intangible asset amortization	13	110
Stock-based compensation	2,297	3,191
Excess tax benefits from stock-based compensation	(1)	(8)
Net pension cost (payments)	2,636	2
Deferred income taxes	2,852	1,684
Other, net	(871)	(1,174)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	5,182	12,255
Decrease (increase) in inventory	(182)	(520)
Decrease (increase) in prepaid expenses and other current assets	681	1,326
(Decrease) increase in accounts payable	371	(793)
(Decrease) increase in other accrued expenses and liabilities	(19,071)	(11,643)
Other, net	2,910	(1,776)
Net cash provided by continuing operations	11,816	23,639
Net cash provided by discontinued operations	-	6,271
Net cash provided by operating activities	11,816	29,910

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,838)	(9,068)
Proceeds from the sale of property, plant and equipment	43	4,743
Net cash flows from investing activities within discontinued operations	-	(318)
Net cash used in investing activities	(4,795)	(4,643)

Cash Flows from Financing Activities
Repayment of borrowings	(6,125)	(6,125)
Issuance of common stock	(354)	174
Excess tax benefits from stock-based compensations	1	8
Purchase of treasury stock	(2,086)	(1,049)
Dividends paid	(10,788)	(5,368)
Net cash used in financing activities	(19,352)	(12,360)

Effect of exchange rate changes on cash and cash equivalents	606	2,006
Net increase (decrease) in cash and cash equivalents	(11,725)	14,913
Cash and cash equivalents at beginning of period	88,747	49,384
Cash and cash equivalents at end of period	$77,022	$64,297

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity
(2014 Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
Balance at December 31, 2012	$118,737	$341,586	$1,165,952	$(1,248,377)	$(49,734)	$328,164
Exercise of stock options and release
of unvested shares	450	469	-	(407)	-	512
Net tax effect of stock options exercised
and release of unvested shares	-	(2,606)	-	-	-	(2,606)
Stock-based compensation	-	5,744	-	-	-	5,744
Dividends paid ($0.255 per share)	-	-	(16,121)	-	-	(16,121)
Treasury stock issued	-	(98)	-	135	-	37
Purchase of treasury stock	-	-	-	(1,662)	-	(1,662)
Net income	-	-	13,370	-	-	13,370
Other comprehensive loss	-	-	-	-	21,616	21,616
Balance at December 31, 2013	$119,187	$345,095	$1,163,201	$(1,250,311)	$(28,118)	$349,054
Exercise of stock options and release
of unvested shares	300	(74)	-	(580)	-	(354)
Net tax effect of stock options exercised
and release of unvested shares	-	(1,080)	-	-	-	(1,080)
Stock-based compensation	-	2,392	-	-	-	2,392
Dividends paid ($0.17 per share)	-	-	(10,788)	-	-	(10,788)
Treasury stock issued	-	(281)	-	395	-	114
Purchase of treasury stock	-	-	-	(2,086)	-	(2,086)
Net income	-	-	7,482	-	-	7,482
Other comprehensive income	-	-	-	-	1,663	1,663
Balance at June 30, 2014	$119,487	$346,052	$1,159,895	$(1,252,582)	$(26,455)	$346,397

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As used in this report, the terms “Harte Hanks,” “The Company, “we,” “us” or “our” may refer to Harte Hanks, Inc., one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

Discontinued Operations

As discussed in Note M, Discontinued Operations, we sold the assets of our California Shoppers operations on September 27, 2013.  The operating results of our California Shoppers (Shoppers) are being reported as discontinued operations in the Condensed Consolidated Financial Statements.  Unless otherwise stated, amounts related to the Shoppers operations are excluded from the Notes to Condensed Consolidated Financial Statements for all periods presented.  Results of the remaining Harte Hanks business are reported as continuing operations.

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

Note B - Recent Accounting Pronouncements

During the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations. Under the ASU, discontinued operations are defined as either a:

•    Component of an entity or group of components that

o  has been disposed meets the criteria to be classified as held-for sale, or has been abandoned/spun-off; and

o   represents a strategic shift that has (or will have a major effect on an entity’s operations and financial results, or a

•    Business or nonprofit activity that, on acquisition, meets the criteria to be classified as held-for sale.

This ASU is effective for interim periods beginning after December 15, 2014, is applied prospectively and early adoption is permitted. This ASU does not have an impact on our year-to-date interim period ending June 30, 2014 and does not impact any of our previously reported and disclosed discontinued operations. The impact of the Company will be dependent on any transaction that is within the scope of the new guidance.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2017.

Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Note D – Goodwill

As of June 30, 2014 and December 31, 2013, we had goodwill of $398.2 million.  Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired.  Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance.  We perform our annual goodwill impairment assessment as of November 30th of each year.

During the second quarter of 2014, Harte Hanks initiated a new strategy to optimize our operational structure, and, in turn, report two distinct divisions as segments – Customer Interaction and Trillium Software. This is considered a triggering event that requires additional consideration of potential impairment. Harte Hanks performed a Step 0 analysis and determined that there is no indication of impairment based on this occurrence, and that as of June 30, 2014, no other triggers are present at this time.

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

Note E – Long-Term Debt

Our long-term debt obligations were as follows:

	June 30,	December 31,

In thousands	2014	2013
2013 Revolving Credit Facility, various interest rates based on
Eurodollar rate, due August 16, 2016 ($72.5 million capacity and effective rate
of 2.40% at June 30, 2014)	$-	$-
2011 Term Loan Facility, various interest rates based on LIBOR
(effective rate of 2.15% at June 30, 2014), due August 16, 2016	91,875	98,000
Total debt	91,875	98,000
Less current maturities	18,375	15,313
Total long-term debt	$73,500	$82,687

The carrying values and estimated fair values of our outstanding debt were as follows:

	June 30,		December 31,

	2014		2013
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Debt	$91,875	$91,875	$98,000	$98,000

The estimated fair values were calculated using current rates provided to us by our bankers for debt of the same remaining maturity and characteristics.  These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820.

Note F – Stock-Based Compensation

We recognized $1.3 million and $2.1 million of stock-based compensation during the three months ended June 30, 2014 and 2013, respectively. We recognized $2.3 million and $3.2 million of stock-based compensation during the six months ended June 30, 2014 and 2013, respectively.

We made our annual grant of stock-based awards in the second quarter of 2014 (April 15, 2014).  We did not have any additional significant stock-based compensation activity in the first half of 2014.

Equity awards granted during the quarter were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Stock options	862,745	$2.65
Unvested shares	401,754	$8.19
Performance stock units	285,841	$7.17

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

Net pension cost for both plans included the following components:

	Three months ended June 30,
In thousands	2014	2013
Service cost	$-	$86
Interest cost	1,916	1,809
Expected return on plan assets	(2,109)	(1,846)
Amortization of prior service cost	-	-
Recognized actuarial loss	921	1,672
Net periodic benefit cost	$728	$1,721

	Six months ended June 30,
In thousands	2014	2013
Service cost	$100	$171
Interest cost	3,855	3,618
Expected return on plan assets	(4,218)	(3,691)
Amortization of prior service cost	-	-
Recognized actuarial loss	1,842	3,344
Net periodic benefit cost	$1,579	$3,442

We made contributions to our funded, frozen pension plan of $3.1 million in the first half of 2014.  We plan to make additional contributions of $1.7 million to this pension plan during the remainder of 2014.  These contributions to our funded, frozen pension plan are being made in order to satisfy the Pension Protection Act of 2006 minimum required contribution.

We are not required to make and do not intend to make any contributions to our unfunded, supplemental pension plan in 2014 other than to the extent needed to cover benefit payments.  We expect benefit payments under this supplemental pension plan to total $1.6 million in 2014.

Effective April 1, 2014, we froze benefits under our unfunded, supplemental pension plan, which was accounted for as a curtailment of the plan in the second quarter of 2014.  The plan freeze results in a reduction of plan expense of $0.4 million over the remainder of 2014 and a reduction in the projected benefit obligation of $1.2 million.  This curtailment gain offsets the unrecognized loss held by the plan.  The remaining portion of the unrecognized loss will then be amortized over the average life expectancy of all participants.

Note H - Income Taxes

Our second quarter 2014 income tax expense of $3.6 million resulted in an effective income tax rate of 39.3%.  Our first half 2014 income tax expense of $5.0 million resulted in an effective income tax rate of 39.9%.  Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2014.  The effective income tax rate calculated for the first half of 2014 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Our second quarter 2013 income tax expense of $4.6 million resulted in an effective income tax rate of 40.1%. Our first half 2013 income tax expense of $8.2 million resulted in an effective income tax rate of 38.1% which benefited from favorable first quarter discrete items including reductions in tax accruals related to certain foreign subsidiaries, and to additional tax credits made available by the American Taxpayer Relief Act of 2012 enacted in January of 2013.  The effective income tax rate calculated for the first half of 2013 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte Hanks files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions.  For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2009.  For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2010.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income.  We did not have a significant amount of interest or penalties accrued at June 30, 2014 or December 31, 2013.

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

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2014	2013
Net Income
Income from continuing operations	$5,637	$6,936
Income from discontinued operations	-	1,373
Net income	$5,637	$8,309

Basic EPS
Weighted-average common shares outstanding used in earnings per share computations	62,734	62,446

Basic earnings per share
Continuing operations	$0.09	$0.11
Discontinued operations	0.00	0.02
Net income	$0.09	$0.13

Diluted EPS
Shares used in diluted earnings per share computations	62,987	62,761

Diluted earnings per share
Continuing operations	$0.09	$0.11
Discontinued operations	0.00	0.02
Net income	$0.09	$0.13

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,734	62,446
Weighted-average common equivalent shares-dilutive effect of stock options and awards	253	315
Shares used in diluted earnings per share computations	62,987	62,761

4.0 million and 4.4 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2014 and 2013, respectively.  0.3 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2014.  There were no anti-dilutive unvested shares excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2013.

	Six Months Ended June 30,
In thousands, except per share amounts	2014	2013
Net Income
Income from continuing operations	$7,482	$13,256
Income from discontinued operations	-	1,721
Net income	$7,482	$14,977

Basic EPS
Weighted-average common shares outstanding used in earnings per share computations	62,711	62,459

Basic earnings per share
Continuing operations	$0.12	$0.21
Discontinued operations	0.00	0.03
Net income	$0.12	$0.24

Diluted EPS
Shares used in diluted earnings per share computations	62,975	62,712

Diluted earnings per share
Continuing operations	$0.12	$0.21
Discontinued operations	0.00	0.03
Net income	$0.12	$0.24

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,711	62,459
Weighted-average common equivalent shares- dilutive effect of stock options and awards	264	253
Shares used in diluted earnings per share computations	62,975	62,712

3.8 million and 4.4 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2014 and 2013, respectively.  0.1 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2014.  There were no anti-dilutive non-vested shares excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2013.

Note J – Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders.  Our comprehensive income was as follows:

	Three Months Ended June 30,
In thousands	2014	2013
Net income	$5,637	$8,309

Other comprehensive income (loss):
Adjustment to pension liability	840	1,672
Tax expense	(336)	(669)
Adjustment to pension liability, net of tax	504	1,003
Foreign currency translation adjustment	420	(589)
Total other comprehensive income (loss)	924	414

Total comprehensive income	$6,561	$8,723

	Six Months Ended June 30,
In thousands	2014	2013
Net income	$7,482	$14,977

Other comprehensive income (loss):
Adjustment to pension liability	1,760	3,344
Tax expense	(704)	(1,338)
Adjustment to pension liability, net of tax	1,056	2,006
Foreign currency translation adjustment	607	(1,719)
Total other comprehensive income (loss)	1,663	287

Total comprehensive income	$9,145	$15,264

Changes in accumulated other comprehensive income by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2013	$(32,279)	$4,161	$(28,118)
Other comprehensive income, net of tax, before reclassifications	-	607	607
Amounts reclassified from accumulated other comprehensive income, net of tax	1,056	-	1,056
Net current period other comprehensive income, net of tax	1,056	607	1,663
Balance at June 30, 2014	$(31,223)	$4,768	$(26,456)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2012	$(54,431)	$4,697	$(49,734)
Other comprehensive (loss), net of tax, before reclassifications	-	(1,719)	(1,719)
Amounts reclassified from accumulated other comprehensive income, net of tax	2,006	-	2,006
Net current period other comprehensive income (loss), net of tax	2,006	(1,719)	287
Balance at June 30, 2013	$(52,425)	$2,978	$(49,447)

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

Note L – Business Segments

During the second quarter of 2014, Harte Hanks initiated a new strategy to optimize our operational structure by organizing into two distinct operating divisions: Customer Interaction and Trillium Software. In accordance with ASC 280, Segment Reporting, we determined that under this new organizational structure, we will report the two operating divisions as two reportable segments – Customer Interaction and Trillium Software.  Our reportable segments are described below.

Customer Interaction

Our Customer Interaction services offer a wide variety of integrated, multi-channel, data-driven solutions for our customers. We derive revenues by offering a full complement of capabilities and resources to provide a broad range of marketing services and data management software, in media from direct mail to email, including:

•     agency and digital services;

•     database marketing solutions and business-to-business lead generation;

•     direct mail; and

•     contact centers.

Trillium Software

Trillium Software, A Harte Hanks Company, is a leading enterprise data quality solutions provider.  Our full complement of technologies and services includes global data profiling, data cleansing, enrichment, and data linking for e-business, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from the Trillium Software segment are comprised primarily of software, maintenance and professional services.

Customer Interaction’s largest cost components are labor, outsourced costs and mail supply chain costs.  Trillium Software’s largest cost component is development, which is comprised primarily of labor.

General corporate expense consists primarily of pension and workers compensation expense related to employees from former operations.

Information about the operations of our two business segments is as follows:

	Three months ended June 30,
In thousands	2014	2013
Operating revenues
Customer Interaction	$127,321	$126,952
Trillium Software	12,989	13,153
Total operating revenues	$140,310	$140,105

Operating income (loss)
Customer Interaction	$9,192	$10,135
Trillium Software	2,749	3,410
Corporate	(954)	(1,132)
Total operating income	$10,987	$12,413

Income from continuing operations before income taxes	$10,987	12,413
Interest expense	710	$779
Interest income	(81)	(29)
Other, net	1,075	82
Total income from continuing operations before income taxes	$9,283	$11,581

	Six months ended June 30,
In thousands	2014	2013
Operating revenues
Customer Interaction	$246,055	$246,590
Trillium Software	26,982	25,867
Total operating revenues	$273,037	$272,457

Operating income
Customer Interaction	$11,142	$17,041
Trillium Software	6,344	7,038
Corporate	(1,920)	(2,262)
Total operating income	$15,566	$21,817

Income (loss) from continuing operations before income taxes	$15,566	$21,817
Interest expense	1,437	1,582
Interest income	(129)	(51)
Other, net	1,809	(1,136)
Total income (loss) from continuing operations before income taxes	$12,449	$21,422

Note M – Discontinued Operations

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

Results of the remaining Harte Hanks marketing services business are reported as continuing operations.

Summarized operating results for the Shoppers discontinued operations are as follows:

	Three Months Ended June 30,
In thousands	2014	2013
Revenues	$-	$48,151

Income from discontinued operations before impairment charges and income taxes	-	1,908
Income tax expense	-	535
Income from discontinued operations	$-	$1,373

	Six Months Ended June 30,
In thousands	2014	2013
Revenues	$-	$94,131

Income from discontinued operations before impairment charges and income taxes	-	2,691
Income tax expense	-	970
Income from discontinued operations	$-	$1,721

The major components of cash flows for the Shoppers discontinued operations are as follows:

	Six Months Ended June 30,
In thousands	2014	2013
Income from discontinued operations	$-	$1,721
Depreciation and software amortization	-	1,739
Other, net	-	2,811
Net cash provided by discontinued operations	$-	$6,271

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

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements.  In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2014 earnings release issued on July 31, 2014.  The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Our Customer Interaction services offer a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe.  We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment.  We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers.  This results in a strong and enduring relationship between our clients and their customers.  We offer a full complement of capabilities and resources to provide a broad range of marketing services and data management software, in media from direct mail to email, including:

•                 agency and digital services;

•                 database marketing solutions and business-to-business lead generation;

•                 direct mail; and

•                 contact centers.

Revenues from the Customer Interaction segment represented approximately 91% of our total revenues for both the three months and six months ended June 30, 2014, respectively.

Trillium Software, A Harte Hanks Company, is a leading enterprise data quality solutions provider.  Our data quality specialists help organizations achieve increased business from their data management initiatives and existing business-critical processes by providing enterprise data profiling and data cleansing software and services.  We offer industry-specific business solutions that help solve data problems experienced by financial services, banking, compliance, insurance, risk and retail professionals.  Our full complement of technologies and services includes global data profiling, data cleansing, enrichment, and data linking for e-business, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from the Trillium Software segment are comprised primarily of software, maintenance and professional services, and represented approximately 9% of our total revenues for both the three months and six months ended June 30, 2014.

We derive revenues by providing Customer Interaction services and Trillium Software sales and services.

General corporate expense consists primarily of pension and workers compensation expense related to employees from former operations.

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

Our principal operating expense items are labor, outsourced costs and mail supply chain management.

Results of Continuing Operations

As discussed in Note M, Discontinued Operations, we sold the assets of our California Shoppers operations on September 27, 2013.  Therefore, the operating results of our California Shoppers are being reported as discontinued operations in the Condensed Consolidated Financial Statements, and are excluded from management’s discussion and analysis of financial condition and results of operations below.

Operating results from our continuing operations were as follows:

	Three months ended June 30,			Six months ended June 30,
In thousands, except per share amounts	2014	2013	% Change	2014	2013	% Change
Revenues	$140,310	$140,105	0.1%	$273,037	$272,457	0.2%
Operating expenses	129,323	127,692	1.3%	257,471	250,640	2.7%
Operating income	$10,987	$12,413	-11.5%	$15,566	$21,817	-28.7%

Income from continuing operations	$5,637	$6,936	-18.7%	$7,482	$13,256	-43.6%

Diluted EPS from continuing operations	$0.09	$0.11	-19.0%	$0.12	$0.21	-43.8%

2nd Quarter 2014 vs. 2nd Quarter 2013

Revenues

Consolidated revenues increased 0.2 million, or 0.1%,  in the second quarter of 2014 compared to the second quarter of 2013 due to increased revenues of $0.4 million, or 0.3%, from our Customer Interaction segment offset by decreased revenues of $0.2 million, or 1.2%, from our Trillium Software segment.

These results reflect the impact of our select markets vertical increasing $6.8 million, or 62%, compared to the second quarter of 2013.  This is primarily due to non-recurring streaming enrollment services from a large contract with a contact center customer.  In addition, our automobile and consumer brands vertical increased $0.7 million, or 3%, over the prior year quarter, due to additional work with an existing contact center customer and a large Trillium Software license, and our technology vertical increased $0.4 million, or 1%, due to a new contract center client and expansion of services with an existing customer. Our healthcare and pharmaceuticals, financial services and retail verticals decreased 2%, 9% and 15%, respectively.

Operating Expenses

Overall operating expenses were $129.3 million in the second quarter of 2014, compared to $127.7 million in the second quarter of 2013.

Labor costs were relatively flat with a decrease of $0.2 million, or 0.2%, compared to the second quarter of 2013. Production and distribution expenses increased $1.6 million, or 3.9% over the prior year quarter primarily due to an increase in outsourced services to support additional revenues and software service contracts repairs and maintenance costs.  General and administrative expense, increased $0.3 million, or 2.2%, compared to prior year, reflecting increased promotion expense related to rebranding and various increased business services expenses.  Depreciation and intangible asset and software amortization expense decreased $0.1 million, or 2.1%, compared to the prior year, primarily related to decreased software depreciation.

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

First Half 2014 vs. First Half 2013

Revenues

Revenues increased $0.6 million, or 0.2%, in the first half of 2014 compared to the first half of 2013. Customer Interaction revenues decreased $0.5, million, or 0.2%, and Trillium Software revenues increased $1.1 million, or 4.3%.  These results reflect the impact of our select markets vertical increasing $9.9 million, or 46%, compared to the second quarter of 2013, primarily due to non-recurring streaming enrollment services from a large contract with an existing contact center customer.  In addition, our automobile and consumer brands vertical increased $3.7 million, or 8.0%, over the prior year, due to additional work with an existing contact center customer, and our healthcare and pharmaceuticals vertical increased $2.1 million, or 10.2%, due to new mail business with an existing customer.  Our technology, financial services and retail verticals decreased 4.0%, 9.0% and 11.0%, respectively.  Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Operating Expenses

Overall operating expenses were $257.5 million in the first half of 2014, compared to $250.6 million in the first half of 2013.

Labor costs increased $3.7 million, or 2.7%, compared to the first half of 2013, primarily due to an increase in salaries and wages related to an investment in key personnel to generate additional future revenues, as well as headcount additions. Production and distribution costs increased $2.9 million, or 3.6%, due to increased outsourced services to support additional revenues and software service contracts repairs and maintenance costs.  General and administrative expense, increased $0.6 million, or 2.3%, compared to prior year, reflecting increased promotion expense related to rebranding and various increased business services expenses.  Depreciation and intangible asset and software amortization expense decreased $0.3 million, or 3.9%, compared to the prior year, primarily related to decreased software depreciation.

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

Income/Earnings Per Share from Continuing Operation We recorded income from continuing operations of $7.5 million and diluted earnings per share from continuing operations of $0.12 per share in the first half of 2014.  These results, compare to income from continuing operations of $13.3 million and diluted earnings per share from continuing operations of $0.21 per share in the first half of 2013.  The decrease in income from continuing operations is primarily a result of increased operating expenses as well as an increase in loss from foreign currency translation adjustments.  The first half of 2013 included a gain on the sale of our facility in Belgium.

Customer Interaction

Customer Interaction operating results were as follows:

Customer Interaction

	Three months ended June 30,			Six months ended June 30,
In thousands	2014	2013	% Change	2014	2013	% Change
Revenues	$127,321	$126,952	0.3%	$246,055	$246,590	-0.2%
Operating expenses	118,129	116,817	1.1%	234,913	229,549	2.3%
Operating income	$9,192	$10,135	-9.3%	$11,142	$17,041	-34.6%

2nd Quarter 2014 vs, 2nd Quarter 2013

Revenues

Customer Interaction revenues increased $0.4 million, or 0.3%, in the second quarter of 2014 compared to the second quarter of 2013.

These results reflect the impact of our select markets vertical increasing compared to the second quarter of 2013, primarily due to non-recurring streaming enrollment services from a large contract with a contact center customer.  In addition, our automobile and consumer brands vertical increased due to a new contact center client and expansion of services with an existing customer.  These increases were offset by decrease in our healthcare and pharmaceuticals, financial services and retail verticals.  Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

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

Operating Expenses

Customer Interaction operating expenses increased $1.3 million, or 1.1%, in the second quarter of 2014 compared to the second quarter of 2013. Labor costs increased compared to the first half of 2013, primarily due to an increase in salaries and wages related to an investment in key personnel to generate additional revenues, as well as headcount additions.  Production and distribution costs increased due to increased outsourced services to support additional revenues and software service contracts repairs and maintenance costs.  General and administrative expense compared to prior year, reflecting increased promotion expense related to rebranding and various increased business services expenses.  Depreciation and intangible asset and software amortization expense decreased compared to the prior year, primarily related to decreased software depreciation.

Customer Interaction's largest cost components are labor, outsourced costs and mail supply chain costs.  Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our services.  Mail supply chain rates have increased over the last few years due to demand and supply issues within the transportation industry.  Future changes in mail supply chain rates will continue to impact our total production costs and total operating expenses, and may have an impact on future demand for our supply chain management.

First Half 2014 vs. First Half 2013

Revenues

Customer Interaction revenues decreased $0.5 million, or 0.2%, in the second quarter of 2014 compared to the second quarter of 2013. These results reflect the impact of our select markets vertical increasing compared to the second quarter of 2013, primarily due to non-recurring streaming enrollment services from a large contract with an existing contact center customer.  In addition, our automobile and consumer brands vertical increased over the prior year quarter, due to additional work with an existing contact center customer and our healthcare and pharmaceuticals vertical increased due to new mail business with an existing customer.  These increases were offset by declines in our technology, financial services and retail verticals.

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

Operating Expenses

Customer Interaction operating expenses increased $5.4 million, or 2.3%, in the first half of 2014 compared to the first half of 2013. Labor costs increased compared to the first half of 2013, primarily due to an increase in salaries and wages related to an investment in key personnel to generate additional revenues, as well as headcount additions.  Production and distribution costs increased due to increased outsourced services to support additional revenues and software service contracts repairs and maintenance costs.  General and administrative expense compared to prior year, reflecting increased promotion expense related to rebranding and various increased business services expenses.  Depreciation and intangible asset and software amortization expense decreased compared to the prior year, primarily related to decreased software depreciation.

Customer Interaction’s largest cost components are labor, outsourced costs and mail supply chain costs.  Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our services.  Mail supply chain rates have increased over the last few years due to demand and supply issues within the transportation industry.  Future changes in mail supply chain rates will continue to impact our total production costs and total operating expenses, and may have an impact on future demand for our supply chain management.

Trillium Software

Trillium Software operating results were as follows:

	Three months ended June 30,			Six months ended June 30,
In thousands	2014	2013	% Change	2014	2013	% Change
Revenues	$12,989	$13,153	-1.2%	$26,982	$25,867	4.3%
Operating expenses	10,240	9,743	5.1%	20,638	18,829	9.6%
Operating income	$2,749	$3,410	-19.4%	$6,344	$7,038	-9.9%

2nd Quarter 2014 vs, 2nd Quarter 2013

Revenues

Trillium Software revenues decreased $0.2 million, or 1.2%, in the second quarter of 2014 compared to the second quarter of 2013. This decrease was primarily related to decreased revenue from sales of software licenses as clients delayed projects into the second half of 2014.  Maintenance and professional service revenues were flat compared to the second quarter last year.

Operating Expenses

Trillium Software operating expenses increased $0.5 million, or 5.1%, in the second quarter of 2014 compared to the second quarter of 2013. This increase was primarily related to an increase in labor resulting from the hiring of key personnel to drive additional revenues and severance related to a reduction in headcount.

Trillium Software’s largest cost component is development, which is comprised primarily of labor.

First Half 2014 vs. First Half 2013

Revenues

Trillium Software revenues increased $1.1 million, or 4.3%, in the first half of 2014 compared to the first half of 2013. This increase is primarily a result of increased software license revenues related to recently introduced financial market data solutions.  Maintenance and professional service revenues were flat compared to the first half of last year.

Operating Expenses

Trillium Software, operating expenses increased $1.8 million, or 9.6%, in the first half of 2014 compared to the first half of 2013. This increase was primarily related to an increase in labor resulting from the hiring of key personnel to drive additional revenues and severance related to a reduction in headcount.

Trillium Software’s largest cost component is development, which is comprised primarily of labor.

General Corporate Expense

2nd Quarter 2014 vs 2nd Quarter 2013

General corporate expense decreased $0.2 million, or 15.7%, in the second quarter of 2014 compared to the second quarter of 2013. This decrease was primarily due to non-recurring costs related to the retirement and hiring of key executives in the prior year, offset by increased consulting fees over 2013 and expenses related to the communication of our new strategy in May 2014.

First Half 2014 vs. First Half 2013

General corporate expense decreased $0.3 million, or 15.1%, in the first half of 2014 compared to the first half of 2013. This is primarily due to costs related to the retirement and hiring of key executives in the prior year, offset by increased consulting fees over 2013 and expenses related to the communication of our new strategy.

Interest Expense

2nd Quarter 2014 vs. 2nd Quarter 2013

Interest expense decreased $0.1 million, or 16.1%, in the second quarter of 2014 compared to the second quarter of 2013..  This was due to a lower average debt balance in the second quarter of 2014.  The lower average debt balance in the second quarter of 2014 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

First Half 2014 vs. First Half 2013

Interest expense decreased $0.2 million, or 14.6%, in the first half of 2014 compared to the first half of 2013.  This was due to a lower average debt balance in the first half of 2014.  The lower average debt balance in the first half of 2014 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Other Income and Expense

2nd Quarter 2014 vs. 2nd Quarter 2013

Other expense, net, was $1.1 million in the second quarter of 2014 compared to other expense, net. $0.1 million in the second quarter of 2013.  This $1.0 million variance from the prior year quarter is due to a $1.0 million change in net foreign currency transaction gains and losses.

First Half 2014 vs. First Half 2013

Other expense, net, was $1.8 million in the first half of 2014 compared to other income, net of $1.1 million in the first half of 2013.  This $2.9 million variance from the prior year quarter is due to a $2.0 million change in net foreign currency transaction gains and losses and a $0.9 million gain on the sale of our facility in Belgium in the first quarter of 2013.

Income Taxes

2nd Quarter 2014 vs. 2nd Quarter 2013

Income tax expense decreased $1.0 million in the second quarter of 2014 compared to the second quarter of 2013.  The decrease in expense is primarily the result of the change in operating performance.  Our effective tax rate was 39.3% for the second quarter of 2014, decreasing from 40.1% for the second quarter of 2013.  The decrease in the effective tax rate is primarily due to a slight decrease in the state income tax component of our tax expense. Excluding the impact of our second quarter discrete items, including the state enacted legislation and a few minor audit items, our effective tax rate for the second quarter of 2014 would have been 37.8%.

First Half 2014 vs. First Half 2013

Income tax expense was $5.0 million in the first half of 2014 compared to $8.2 million in the first half of 2013.  The $3.2 decrease is primarily a result of the change in operating performance. Our effective tax rate was 39.9% for the first half of 2014, increasing from 38.1% for the first half of 2013.  The increase in the effective tax rate is primarily due to 2013 reductions in tax accruals related to certain foreign subsidiaries, and to additional tax credits made available by the American Taxpayer Relief Act of 2012 enacted in January of 2013.

Income/Earnings Per Share from Continuing Operations

2nd Quarter 2014 vs. 2nd Quarter 2013

We recorded income from continuing operations of $5.6 million and diluted earnings per share from continuing operations of $0.09.  These results compare to income from continuing operations of $6.9 million and diluted earnings per share from continuing operations of $0.11 per share in the second quarter of 2013.  The decrease in income from continuing operations is primarily a result of a comparatively slight increase in revenues, increased operating expenses, and the change in other income and expense discussed above.

First Half 2014 vs. First Half 2013

We recorded income from continuing operations of $7.5 million and diluted earnings per share from continuing operations of $0.12.  These results compare to income from continuing operations of $13.3 million and diluted earnings per share from continuing operations of $0.21 per share in the first half of 2013.  The decrease in income from continuing operations is primarily a result of a comparatively slight increase in revenues, increased operating expenses, and the change in other income and expense discussed above.

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

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2014, cash and cash equivalents were $77.0 million, decreasing $11.7 million from cash and cash equivalents of $88.7 million at December 31, 2013.  This net decrease was a result of net cash provided by operating activities of $11.8 million, net cash used in investing activities of $4.8 million, net cash used in financing activities of $19.4 million and the effect of exchange rate changes of $0.6 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $11.8 million, compared to $29.9 million for the six months ended June 30, 2013.  The $18.1 million year-over-year decrease was primarily attributable a decrease in net income, as well as changes within working capital assets and liabilities.

For the six months ended June 30, 2014, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•                  A decrease in accounts receivable attributable to collection of the December 31, 2013 receivables as well as higher revenues in the second half of 2013 compared to the first half of 2014.  Days sales outstanding were approximately 74 days at June 30, 2014, which increased from 71 days at December 31, 2013;

•                  An decrease in prepaid expenses and other current assets due to timing of payments, prepaid insurance, rent and annual licenses/agreements;

•                  A decrease in accrued payroll and related expenses due to the timing of the first payroll in January of 2014 and accrual of severance at year-end 2013;

•                  A decrease in deferred revenue and customer advances due to timing of receipts; and

•                  A decrease in customer postage deposits due to timing of receipts and lower mail volumes.

Investing Activities

Net cash used in investing activities was $4.8 million for the six months ended June 30, 2014, compared to net cash used in investing activities of $4.6 million for the six months ended June 30, 2013.  The $0.2 million variance is the result of reduced capital spending during the first half of 2014 compared to the first half of 2013, offset by the sale of our Belgium facility in the first quarter of 2013 for net proceeds of $4.6 million.

Financing Activities

Net cash used in financing activities was $19.4 million for the six months ended June 30, 2014 compared to $12.4 million for the six months ended June 30, 2013.  The $7.0 million increase is due to the $10.8 million in dividends paid in the first half of 2014 compared to only $5.4 million in dividends paid in the first half of 2013. We accelerated the payment of our regular first quarter 2013 dividend into December of 2012. Additionally, we increased the amount of stock repurchase activity in the first half of 2014 compared to the same period in 2013.

Credit Facilities

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent.  The 2011 Term Loan Facility matures on August 16, 2016.  For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect.  We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.  At June 30, 2014, we had $91.9 million outstanding under the 2011 Term Loan Facility.

On August 8, 2013, we entered into a three-year $80.0 million revolving credit facility, a $25.0 million letter of credit sub-facility and a $5.0 million swing line loan sub-facility (2013 Revolving Credit Facility) by amending and restating the 2010 Revolving Credit Facility agreements.  The 2013 Revolving Credit Facility permits us to request up to a $15.0 million increase in the total amount of the facility, and matures on August 16, 2016.  The 2013 Revolving Credit Facility replaces the 2010 Revolving Credit Facility, under which Harte Hanks had no borrowings as of August 8, 2013, except for letters of credit totaling approximately $9.5 million.  For each borrowing under the 2013 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the Eurodollar rate for the applicable interest period plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Agent’s prime rate, (b) the Federal Funds Rate plus 0.50% per annum, (c) Eurodollar rate plus 1.00% per annum, plus a spread which is determined based on our total debt-to-EBITDA ratio then in effect, which spread ranges from 1.25% to 2% per annum.  We are also required to pay a quarterly commitment fee under the 2013 Revolving Credit Facility. The rate of which is applied to the amount equal to the difference of the total commitment amount under the 2013 Revolving Credit Facility less the aggregate amount of outstanding obligations under such facility.  The commitment fee rate ranges from 0.50% to 0.55% per annum, depending on our total net debt-to-EBITDA ratio then in effect.  In addition, we pay a letter of credit fee with respect to outstanding letters of credit.  That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.  We may elect to prepay the 2013 Revolving Credit Facility at any time without incurring any prepayment penalties.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte Hanks under our credit facilities.  As of June 30, 2014, we were in compliance with all of the covenants of our credit facilities.

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

As of June 30, 2014, we had $72.5 million of unused borrowing capacity under our 2013 Revolving Credit Facility (which matures on August 16, 2016) and a cash balance of $77.0 million.  Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2013 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months.  Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate.  A lasting economic recession in the U.S. and other economies could have a material adverse effect on our business, financial position or operating results.

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

As discussed in Note B, Recent Accounting Pronouncements, of the Notes to Unaudited Condensed Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.  The adoptions of these new accounting pronouncements have not had a material effect on our consolidated financial statements; however, the Company is currently evaluating the impact of the new guidance and method of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices.  We face market risks related to interest rate variations and to foreign exchange rate variations.  From time to time, we may utilize derivative financial instruments to manage our exposure to such risks.

We are exposed to market risk for changes in interest rates related to our credit facilities.  Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.15% at June 30, 2014).  The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At June 30, 2014, our debt balance related to the 2011 Term Loan Facility was $91.9 million.  The three-year $80.0 million 2013 Revolving Credit Facility has a maturity date of August 16, 2016.  At June 30, 2014, we did not have any debt outstanding under the 2013 Revolving Credit Facility.

Assuming the actual level of borrowings throughout the second quarter of 2014, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the second quarter of 2014 would have changed by approximately $0.1 million.  Due to our overall debt level and cash balance at June 30, 2014, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.  At this time we are not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries.  Our primary exchange rate exposure is to the Euro, British pound sterling, Australian dollar and Philippine peso.  We monitor these risks throughout the normal course of business.  The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies.  Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss).  Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings.  A smaller portion of our transactions are denominated in currencies other than the respective local currencies.  For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. dollars.  Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction.  Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income.  Transactions such as these amounted to $0.4 million in pre-tax currency transaction losses in the second quarter of 2014.  At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2014:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
April 1 - 30, 2014	-		$-	$3,760,826
May 1 - 31, 2014	510	$7.95	-	$3,760,826
June 1 - 30, 2014	272,940	$7.00	272,940	$1,850,209
Total	273,450	$7.00	272,940

(1)  During the second quarter of 2014, we purchased 272,940 shares of our common stock through our stock repurchase program that was publicly announced in August 2012.  Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  As of June 30, 2014, we have repurchased 1,192,721 shares and spent $8.1 million under this authorization.  Through June 30, 2014, we had repurchased a total of 66,117,230 shares at an average price of $18.43 per share under this program and previously announced programs.

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

HARTE-HANKS, INC.

August 4, 2014	/s/ Robert A. Philpott
Date	Robert A. Philpott
President and Chief Executive Officer

August 4, 2014	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

August 4, 2014	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller