Form 10-Q
period 2014-09-30
HARTE HANKS INC
filed 2014-11-03
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 15, 2014 was 62,068,391 shares of common stock, all of one class.

HARTE-HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

September 30, 2014

Item 1. Interim Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30, 2014	December 31,
In thousands, except per share and share amounts	(Unaudited)	2013
ASSETS
Current assets
Cash and cash equivalents	$67,234	$88,747
Accounts receivable (less allowance for doubtful accounts of $1,251 at September 30, 2014 and $1,729 at December 31, 2013)	107,867	120,122
Inventory	1,540	1,286
Prepaid expenses	9,192	8,528
Current deferred income tax asset	4,942	7,696
Prepaid income tax	3,062	4,755
Other current assets	7,338	8,171
Total current assets	201,175	239,305
Property, plant and equipment (less accumulated depreciation of $175,684 at September 30, 2014 and $169,854 at December 31, 2013)	36,008	40,711
Goodwill	398,164	398,164
Other intangible assets (less accumulated amortization of $9,768 at September 30, 2014 and $9,748 at December 31, 2013)	2,283	2,303
Other assets	3,565	5,053
Total assets	$641,195	$685,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$18,375	$15,313
Accounts payable	32,965	36,756
Accrued payroll and related expenses	12,121	16,255
Deferred revenue and customer advances	30,502	36,257
Income taxes payable	1,496	3,407
Customer postage and program deposits	16,557	23,877
Other current liabilities	5,931	8,978
Total current liabilities	117,947	140,843
Long-term debt	68,906	82,687
Other long-term liabilities (including deferred income taxes of $69,928 at September 30, 2014 and $65,788 at December 31, 2013)	109,761	112,952
Total liabilities	296,614	336,482

Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized 119,598,385 shares issued at September 30, 2014 and 119,186,705 shares issued at December 31, 2013	119,598	119,187
Additional paid-in capital	346,651	345,095
Retained earnings	1,160,949	1,163,201
Less treasury stock, 57,459,160 shares at cost at September 30, 2014 and 56,600,972 shares at cost at December 31, 2013	(1,255,372)	(1,250,311)
Accumulated other comprehensive loss	(27,245)	(28,118)
Total stockholders’ equity	344,581	349,054
Total liabilities and stockholders’ equity	$641,195	$685,536

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
In thousands, except per share amounts	2014	2013
Operating revenues	$134,121	$134,973
Operating expenses
Labor	67,026	68,341
Production and distribution	40,350	39,315
Advertising, selling, general and administrative	12,528	12,258
Impairment of other intangible assets	—	2,750
Depreciation, software and intangible asset amortization	3,677	3,949
Total operating expenses	123,581	126,613
Operating income	10,540	8,360
Other (income) expenses
Interest expense, net	641	729
Other, net	(581)	536
Total other (income) expenses	60	1,265
Income from continuing operations before income taxes	10,480	7,095
Income tax expense	4,060	2,644
Income from continuing operations	6,420	4,451

Loss from discontinued operations, net of income taxes	—	(12,624)

Net income (loss)	$6,420	$(8,173)

Basic earnings (loss) per common share
Continuing operations	$0.10	$0.07
Discontinued operations	0.00	(0.20)
Basic earnings (loss) per common share	$0.10	$(0.13)

Weighted-average common shares outstanding	62,398	62,538

Diluted earnings (loss) per common share
Continuing operations	$0.10	$0.07
Discontinued operations	0.00	(0.20)
Diluted earnings (loss) per common share	$0.10	$(0.13)

Weighted-average common and common equivalent shares outstanding	62,585	62,994

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$558	$1,003
Foreign currency translation adjustments	(1,348)	1,056
Total other comprehensive income (loss), net of tax	(790)	2,059
Comprehensive income (loss)	$5,630	$(6,114)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended September 30,
In thousands, except per share amounts	2014	2013
Operating revenues	$407,158	$407,430
Operating expenses
Labor	207,943	205,601
Production and distribution	122,784	118,871
Advertising, selling, general and administrative	39,118	38,243
Impairment of other intangible assets	—	2,750
Depreciation, software and intangible asset amortization	11,207	11,788
Total operating expenses	381,052	377,253
Operating income	26,106	30,177
Other (income) expenses
Interest expense, net	1,949	2,260
Other, net	1,228	(600)
Total other (income) expenses	3,177	1,660
Income from continuing operations before income taxes	22,929	28,517
Income tax expense	9,027	10,810
Income from continuing operations	13,902	17,707

Loss from discontinued operations, net of income taxes	—	(10,903)

Net income	$13,902	$6,804

Basic earnings per common share
Continuing operations	$0.22	$0.28
Discontinued operations	0.00	(0.17)
Basic earnings per common share	$0.22	$0.11

Weighted-average common shares outstanding	62,606	62,485

Diluted earnings per common share
Continuing operations	$0.22	$0.28
Discontinued operations	0.00	(0.17)
Diluted earnings per common share	$0.22	$0.11

Weighted-average common and common equivalent shares outstanding	62,818	62,808

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$1,615	$3,009
Foreign currency translation adjustments	(742)	(663)
Total other comprehensive income, net of tax	873	2,346
Comprehensive income	$14,775	$9,150

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
In thousands	2014	2013
Cash Flows from Operating Activities
Net income	$13,902	$6,804
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of other intangible assets	—	2,750
(Gain) Loss from discontinued operations	—	(1,452)
Loss on the sale of discontinued operations	—	12,355
Depreciation and software amortization	11,187	11,623
Intangible asset amortization	20	165
Stock-based compensation	3,297	4,409
Excess tax benefits from stock-based compensation	—	(32)
Net pension cost (payments)	(4,346)	(564)
Deferred income taxes	4,469	1,355
Other, net	(738)	(851)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	12,255	13,789
Increase in inventory	(254)	(466)
Decrease in prepaid expenses and other current assets	1,862	732
Decrease in accounts payable	(4,066)	(6,090)
Decrease other accrued expenses and liabilities	(23,536)	(7,132)
Other, net	3,913	(2,588)
Net cash provided by continuing operations	17,965	34,807
Net cash provided by (used in) discontinued operations	—	(60)
Net cash provided by operating activities	17,965	34,747

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(6,814)	(12,760)
Proceeds from the sale of property, plant and equipment	604	4,686
Net cash flows from investing activities within discontinued operations	—	22,500
Net cash (used in) provided by investing activities	(6,210)	14,426

Cash Flows from Financing Activities
Repayment of borrowings	(10,719)	(9,188)
Debt refinancing costs	—	(581)
Issuance of common stock	(291)	264
Excess tax benefits from stock-based compensations	—	32
Purchase of treasury stock	(5,362)	(1,049)
Dividends paid	(16,154)	(10,749)
Net cash used in financing activities	(32,526)	(21,271)

Effect of exchange rate changes on cash and cash equivalents	(742)	(525)
Net increase (decrease) in cash and cash equivalents	(21,513)	27,377
Cash and cash equivalents at beginning of period	88,747	49,384
Cash and cash equivalents at end of period	$67,234	$76,761

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity

(2014 Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
Balance at December 31, 2012	$118,737	$341,586	$1,165,952	$(1,248,377)	$(49,734)	$328,164
Exercise of stock options and release of unvested shares	450	469	—	(407)	—	512
Net tax effect of stock options exercised and release of unvested shares	—	(2,606)	—	—	—	(2,606)
Stock-based compensation	—	5,744	—	—	—	5,744
Dividends paid ($0.255 per share)	—	—	(16,121)	—	—	(16,121)
Treasury stock issued	—	(98)	—	135	—	37
Purchase of treasury stock	—	—	—	(1,662)	—	(1,662)
Net income	—	—	13,370	—	—	13,370
Other comprehensive loss	—	—	—	—	21,616	21,616
Balance at December 31, 2013	$119,187	$345,095	$1,163,201	$(1,250,311)	$(28,118)	$349,054
Exercise of stock options and release of unvested shares	411	48	—	(750)	—	(291)
Net tax effect of stock options exercised and release of unvested shares	—	(1,277)	—	—	—	(1,277)
Stock-based compensation	—	3,552	—	—	—	3,552
Dividends paid ($0.255 per share)	—	—	(16,154)	—	—	(16,154)
Treasury stock issued	—	(767)	—	1,051	—	284
Purchase of treasury stock	—	—	—	(5,362)	—	(5,362)
Net income	—	—	13,902	—	—	13,902
Other comprehensive income	—	—	—	—	873	873
Balance at September 30, 2014	$119,598	$346,651	$1,160,949	$(1,255,372)	$(27,245)	$344,581

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Harte-Hanks, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte-Hanks, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All of its used in this report, the terms “Harte Hanks,” “The Company, “we,” “us” or “our” may refer to Harte Hanks, Inc., one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

Discontinued Operations

As discussed in Note M, Discontinued Operations, we sold the assets of our Shoppers operations on September 27, 2013.  The operating results of our Shoppers are being reported as discontinued operations in the Condensed Consolidated Financial Statements.  Unless otherwise stated, amounts related to the Shoppers operations are excluded from the Notes to Condensed Consolidated Financial Statements for all periods presented.  Results of the remaining Harte Hanks business are reported as continuing operations.

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

Note B - Recent Accounting Pronouncements

During the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations. Under the ASU, discontinued operations are defined as either a:

•                  Component of an entity or group of components that

•                  has been disposed, meets the criteria to be classified as held-for sale, or has been abandoned/spun-off; and

•                  represents a strategic shift that has (or will have a major effect on an entity’s operations and financial results), or a

•                  Business or nonprofit activity that, on acquisition, meets the criteria to be classified as held-for sale.

This ASU is effective for interim periods beginning after December 15, 2014, is applied prospectively and early adoption is permitted. This ASU does not have an impact on our year-to-date interim period ending September 30, 2014 and does not impact any of our previously reported and disclosed discontinued operations. The impact of the Company will be dependent on any transaction that is within the scope of the new guidance.

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

Note D — Goodwill

As of September 30, 2014 and December 31, 2013, we had goodwill of $398.2 million.  Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other, goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired.  Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance.  We perform our annual goodwill impairment assessment as of November 30th of each year.

During the second quarter of 2014, Harte Hanks initiated a new strategy and began implementing changes to optimize our operational structure for that strategy. As a result, we now report two distinct divisions as segments — Customer Interaction and Trillium Software. This is considered a triggering event that requires additional consideration of potential impairment. Harte Hanks performed a Step 0 analysis and determined that there is no indication of impairment based on this occurrence, and that as of September 30, 2014, no other triggers are present at this time.

We continue to monitor potential triggering events, including changes in the business climate in which we operate, attrition of key personnel, the current volatility in the capital markets, the Company’s market capitalization compared to our book value, our recent operating performance, and financial projections. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges in the future.

Note E — Long-Term Debt

Our long-term debt obligations were as follows:

The carrying values and estimated fair values of our outstanding debt were as follows:

	September 30,		December 31,
	2014		2013
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Debt	$87,281	$87,281	$98,000	$98,000

The estimated fair values were calculated using current rates provided to us by our bankers for debt of the same remaining maturity and characteristics.  These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820.

Note F — Stock-Based Compensation

We recognized $1.0 million and $1.2 million of stock-based compensation during the three months ended September 30, 2014 and 2013, respectively. We recognized $3.3 million and $4.4 million of stock-based compensation during the nine months ended September 30, 2014 and 2013, respectively.

We made our annual grant of stock-based awards in the second quarter of 2014 (April 15, 2014).  Additional grants were made during the third quarter relating to current and recently hired employees.

Equity awards granted during the quarter were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Stock options	116,210	$2.21
Unvested shares	55,459	$6.92
Performance stock units	22,666	$6.04

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands	2014	2013
Service cost	$—	$86
Interest cost	1,916	1,809
Expected return on plan assets	(2,109)	(1,846)
Amortization of prior service cost	—	—
Recognized actuarial loss	892	1,672
Net periodic benefit cost	$699	$1,721

	Nine Months Ended September 30,
In thousands	2014	2013
Service cost	$100	$257
Interest cost	5,771	5,428
Expected return on plan assets	(6,327)	(5,537)
Amortization of prior service cost	—	—
Recognized actuarial loss	2,734	5,015
Net periodic benefit cost	$2,278	$5,163

We made contributions of $4.4 million to our funded, frozen pension plan in the nine months ended September 30, 2014.  We do not plan to make additional contributions to this pension plan during the remainder of 2014.  These contributions to our funded, frozen pension plan are being made in order to satisfy the Pension Protection Act of 2006 minimum required contribution.

Note H - Income Taxes

Our third quarter 2014 income tax expense of $4.1 million resulted in an effective income tax rate of 38.7%.  Our first nine months of 2014 income tax expense of $9.0 million resulted in an effective income tax rate of 39.4%.  Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2014.  The effective income tax rate calculated for the first nine months of 2014 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Our third quarter 2013 income tax expense of $2.6 million resulted in an effective income tax rate of 37.3%. Our first nine months of 2013 income tax expense of $10.8 million resulted in an effective income tax rate of 37.9% which benefited from favorable first quarter discrete items including reductions in tax accruals related to certain foreign subsidiaries, and to additional tax credits made available by the American Taxpayer Relief Act of 2012 enacted in January of 2013.  The effective income tax rate calculated for the first nine months of 2013 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte Hanks files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions.  For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2010.  For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2011.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income.  We did not have a significant amount of interest or penalties accrued at September 30, 2014 or December 31, 2013.

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

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2014	2013
Net Income
Income from continuing operations	$6,420	$4,451
Income from discontinued operations	—	(12,624)
Net income	$6,420	$(8,173)

Basic EPS
Weighted-average common shares outstanding used in earnings per share computations	62,398	62,538

Basic earnings per share
Continuing operations	$0.10	$0.07
Discontinued operations	0.00	(0.20)
Net income	$0.10	$(0.13)

Diluted EPS
Shares used in diluted earnings per share computations	62,585	62,994

Diluted earnings per share
Continuing operations	$0.10	$0.07
Discontinued operations	0.00	(0.20)
Net income	$0.10	$(0.13)

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,398	62,538
Weighted-average common equivalent shares-dilutive effect of stock options and awards	187	456
Shares used in diluted earnings per share computations	62,585	62,994

4.2 million and 4.1 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2014 and 2013, respectively.  0.5 million anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2014.  There were no anti-dilutive unvested shares excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2013.

	Nine Months Ended September 30,
In thousands, except per share amounts	2014	2013
Net Income
Income from continuing operations	$13,902	$17,707
Income from discontinued operations	—	(10,903)
Net income	$13,902	$6,804

Basic EPS
Weighted-average common shares outstanding used in earnings per share computations	62,606	62,485

Basic earnings per share
Continuing operations	$0.22	$0.28
Discontinued operations	0.00	(0.17)
Net income	$0.22	$0.11

Diluted EPS
Shares used in diluted earnings per share computations	62,818	62,808

Diluted earnings per share
Continuing operations	$0.22	$0.28
Discontinued operations	0.00	(0.17)
Net income	$0.22	$0.11

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,606	62,485
Weighted-average common equivalent shares-dilutive effect of stock options and awards	212	323
Shares used in diluted earnings per share computations	62,818	62,808

4.1 million and 4.3 million anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2014 and 2013, respectively.  An insignificant number of anti-dilutive non-vested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2014 and 2013, respectively.

Note J — Comprehensive Income

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.  Our comprehensive income (loss) was as follows:

	Three Months Ended September 30,
In thousands	2014	2013
Net income (loss)	$6,420	$(8,173)

Other comprehensive income (loss):
Adjustment to pension liability	930	1,672
Tax expense	(372)	(669)
Adjustment to pension liability, net of tax	558	1,003
Foreign currency translation adjustment	(1,348)	1,056
Total other comprehensive income (loss)	(790)	2,059

Total comprehensive income (loss)	$5,630	$(6,114)

	Nine Months Ended September 30,
In thousands	2014	2013
Net income	$13,902	$6,804

Other comprehensive income (loss):
Adjustment to pension liability	2,691	5,015
Tax expense	(1,076)	(2,006)
Adjustment to pension liability, net of tax	1,615	3,009
Foreign currency translation adjustment	(742)	(663)
Total other comprehensive income (loss)	873	2,346

Total comprehensive income	$14,775	$9,150

Changes in accumulated other comprehensive income by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2013	$(32,279)	$4,161	$(28,118)
Other comprehensive income, net of tax, before reclassifications	—	(742)	(742)
Amounts reclassified from accumulated other comprehensive income, net of tax	1,615	—	1,615
Net current period other comprehensive income, net of tax	1,615	(742)	873
Balance at September 30, 2014	$(30,664)	$3,419	$(27,245)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2012	$(54,431)	$4,697	$(49,734)
Other comprehensive (loss), net of tax, before reclassifications	—	(663)	(663)
Amounts reclassified from accumulated other comprehensive income, net of tax	3,009	—	3,009
Net current period other comprehensive income (loss), net of tax	3,009	(663)	2,346
Balance at September 30, 2013	$(51,422)	$4,034	$(47,388)

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

Note L — Business Segments

During the second quarter of 2014, Harte Hanks initiated a new strategy to optimize our operational structure by organizing into two distinct operating divisions: Customer Interaction and Trillium Software. In accordance with ASC 280, Segment Reporting, we determined that under this new organizational structure, we will report the two operating divisions as two reportable segments — Customer Interaction and Trillium Software.  Our reportable segments are described below.

Customer Interaction

Our Customer Interaction services offer a wide variety of integrated, multi-channel, data-driven marketing service solutions for our customers. We derive revenues by offering a full complement of capabilities and resources to provide these services in media from direct mail to email, including:

•                  agency and digital services;

•                  database marketing solutions and business-to-business lead generation;

•                  direct mail; and

•                  contact centers.

Customer Interaction’s largest cost components are labor, outsourced costs and mail supply chain costs.  2013 results reflect an impairment loss of $2.8 million related to other intangible assets associated with our Aberdeen business recorded in the third quarter of 2013.

Trillium Software

Trillium Software is a leading enterprise data quality solutions provider.  Our full complement of technologies and services includes global data profiling, data cleansing, enrichment, and data linking for e-business, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from the Trillium Software segment are comprised primarily of software, maintenance and professional services.

Trillium Software’s largest cost component is software development, which is comprised primarily of labor. General corporate expense consists primarily of pension and workers compensation expense related to employees from operations we no longer own.

Information about the operations of our two business segments is as follows:

	Three Months Ended September 30,
In thousands	2014	2013
Operating revenues
Customer Interaction	$121,078	$121,338
Trillium Software	13,043	13,635
Total operating revenues	$134,121	$134,973

Operating income
Customer Interaction	$7,601	$5,559
Trillium Software	3,318	3,931
Corporate	(379)	(1,130)
Total operating income	$10,540	$8,360

Income from continuing operations before income taxes	$10,540	8,360
Interest expense	716	$754
Interest income	(75)	(25)
Other, net	(581)	536
Total income from continuing operations before income taxes	$10,480	$7,095

	Nine Months Ended September 30,
In thousands	2014	2013
Operating revenues
Customer Interaction	$367,133	$367,928
Trillium Software	40,025	39,502
Total operating revenues	$407,158	$407,430

Operating income
Customer Interaction	$18,743	$22,600
Trillium Software	9,662	10,969
Corporate	(2,299)	(3,392)
Total operating income	$26,106	$30,177

Income from continuing operations before income taxes	$26,106	$30,177
Interest expense	2,153	2,336
Interest income	(204)	(76)
Other, net	1,228	(600)
Total income from continuing operations before income taxes	$22,929	$28,517

Note M — Discontinued Operations

We sold the assets of our Shoppers operations to affiliates of OpenGate Capital Management, LLC on September 27, 2013.  Because Shoppers represented a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte Hanks, the results of the Shoppers operations are reported as discontinued operations for all periods presented.

Results of the remaining Harte Hanks marketing services business are reported as continuing operations.

Summarized operating results for the Shoppers discontinued operations are as follows:

	Three Months Ended September 30,
In thousands	2014	2013
Revenues	$—	$46,703

Income from discontinued operations before impairment charges and income taxes	—	76
Loss on sale before income taxes		(21,402)
Income tax benefit	—	8,702
Income from discontinued operations	$—	$(12,624)

	Nine Months Ended September 30,
In thousands	2014	2013
Revenues	$—	$140,834

Income from discontinued operations before impairment charges and income taxes	—	2,767
Loss on sale before income taxes		(21,402)
Income tax benefit	—	7,732
Income from discontinued operations	$—	$(10,903)

The major components of cash flows for the Shoppers discontinued operations are as follows:

	Nine Months Ended September 30,
In thousands	2014	2013
Loss from discontinued operations	$—	$(10,903)
Loss on the sale of discontinued operations	—	12,355
Impairment of Intangible Assets	—	—
Deferred Income Taxes	—	(5,094)
Depreciation and software amortization	—	2,592
Intangible asset amortization	—	—
Other, net	—	990
Net cash provided by discontinued operations	$—	$(60)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws.  All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning.  Examples include statements regarding (1) our strategies and initiatives related there to (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions or outcomes.

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements.  In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in the “Cautionary Note Regarding Forward-Looking Statements” in our third quarter 2014 earnings release issued on October 30, 2014.  The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Our Customer Interaction services offer a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe.  We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment.  We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers.  This results in a strong and enduring relationship between our clients and their customers.  We offer a full complement of capabilities and resources to provide a broad range of marketing services, in media from direct mail to email, including:

•                  agency and digital services;

•                  database marketing solutions and business-to-business lead generation;

•                  direct mail; and

•                  contact centers.

Revenues from the Customer Interaction segment represented approximately 90% of our total revenues for both the three months and nine months ended September 30, 2014, respectively.

Trillium Software is a leading enterprise data quality solutions provider.  Our data quality specialists help organizations achieve increased business from their data management initiatives and existing business-critical processes by providing enterprise data profiling and data cleansing software and services.  We offer industry-specific business solutions that help solve data problems experienced by financial services, banking, compliance, insurance, risk and retail professionals.  Our full complement of technologies and services includes global data profiling, data cleansing, enrichment, and data linking for e-business, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from the Trillium Software segment are comprised primarily of software, maintenance and professional services, and represented approximately 10% of our total revenues for both the three months and nine months ended September 30, 2014.

We derive revenues by providing Customer Interaction services and Trillium Software sales and services.

General corporate expense consists primarily of pension and workers compensation expense related to employees from operations we no longer own.

Previously, Harte Hanks also provided shopper advertising opportunities through our Shoppers segment, which operated in certain California markets.  On September 27, 2013 we sold the assets of our Shoppers operations, The Pennysaver, for gross proceeds of $22.5 million.  This transaction resulted in an after-tax loss of $12.4 million.  Because Shoppers represented a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte Hanks, the results of the Shoppers operations are reported as discontinued operations for all periods presented.  Results of the remaining Harte Hanks business are reported as continuing operations.  After this sale, Harte Hanks no longer has any Shoppers operations or circulation.

We are affected by the general, national and international economic and business conditions in the markets where we and our customers operate.  Marketing budgets are often discretionary in nature, and are easier to reduce in the short-term than other expenses in response to weak economic conditions.  Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors.  We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs in the parts of the business that are not growing as fast. We believe these actions will improve our profitability in future periods.

Our principal operating expense items are labor, outsourced costs and mail supply chain management.

Results of Continuing Operations

As discussed in Note M, Discontinued Operations, we sold the assets of our Shoppers operations on September 27, 2013.  Therefore, the operating results of our Shoppers are being reported as discontinued operations in the Condensed Consolidated Financial Statements, and are excluded from management’s discussion and analysis of financial condition and results of operations below.

Operating results from our continuing operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except per share amounts	2014	2013	% Change	2014	2013	% Change
Revenues	$134,121	$134,973	-0.6%	$407,158	$407,430	-0.1%
Operating expenses	123,581	126,613	-2.4%	381,052	377,253	1.0%
Operating income	$10,540	$8,360	26.1%	$26,106	$30,177	-13.5%

Income from continuing operations	$6,420	$4,451	44.2%	$13,902	$17,707	-21.5%

Diluted EPS from continuing operations	$0.10	$0.07	45.2%	$0.22	$0.28	-21.6%

3rd Quarter 2014 vs. 3rd Quarter 2013

Revenues

Consolidated revenues decreased $0.9 million, or 0.6%,  in the third quarter of 2014 compared to the third quarter of 2013 due to decreased revenues of $0.3 million, or 0.2%, from our Customer Interaction segment and decreased revenues of $0.6 million, or 4.3%, from our Trillium Software segment.

These results reflect the impact of our retail markets vertical decreasing $5.0 million, or 13.1%, compared to the third quarter of 2013.  This is primarily due to reduced revenue from department store and specialty group clients in our direct mail business. This was offset by increases in our financial services vertical of $2.2 million, or 11.5%, over the prior year quarter due to increased credit card and retail banking business, and our select markets vertical increase of $0.7 million, or 5.9%, over the prior year quarter due to work with a new contact center customer. Our technology and auto and consumer brands verticals increased 1.9%, and 5.6%, respectively.  The healthcare and pharmaceuticals vertical decreased 4.4%.

Operating Expenses

Overall operating expenses were $123.6 million in the third quarter of 2014, compared to $126.6 million in the third quarter of 2013.

Labor costs decreased $1.3 million, or 1.9%, compared to the third quarter of 2013 primarily due to reduced management labor from headcount reductions. Production and distribution expenses increased $1.0 million, or 2.6% over the prior year quarter primarily due to an increase in outsourced services. General and administrative expense, decreased $2.5 million, or 16.5%, compared to prior year, as a result of third quarter 2013 including the impairment charge for the Aberdeen intangible asset.  Depreciation and intangible asset and software amortization expense decreased $0.3 million, or 2.4%.

Our largest cost components are labor, outsourced costs and mail supply chain costs.  Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our services.  Mail supply chain rates have increased over the last few years due to demand and supply issues within the transportation industry.  Future changes in mail supply chain rates will continue to impact our total production costs and total operating expenses and may have an impact on future demand for our supply chain management.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Income/Earnings Per Share from Continuing Operations

We recorded income from continuing operations of $6.4 million and diluted earnings per share from continuing operations of $0.10 per share in the third quarter of 2014.  These results compare to income from continuing operations of $4.5 million and diluted earnings per share from continuing operations of $0.07 per share in the third quarter of 2013.  The increase in income from continuing operations is primarily a result of decreased operating expenses.

First Nine Months 2014 vs. First Nine Months 2013

Revenues

Revenues were relatively flat, decreasing $0.3 million, or 0.1%, in the first nine months of 2014 compared to the first nine months of 2013. Customer Interaction revenues decreased $0.8 million, or 0.2%, and Trillium Software revenues increased $0.5 million, or 1.3%.  These results reflect the impact of a decrease in our retail vertical of $13.6 million, or 11.9% over prior year quarter primarily due to reduced revenues from department store and specialty customers. This was offset by our select markets vertical increasing $10.6 million, or 31.6%, compared to the third quarter of 2013, primarily due to non-recurring streaming enrollment services from a large contract with an existing contact center customer. In addition, our automobile and consumer brands vertical increased $4.9 million, or 7.2%, over the prior year, due to additional work with an existing contact center customer, and our healthcare and pharmaceuticals vertical increased $1.6 million, or 4.8%, due to new mail business with an existing customer.  Our technology and financial services verticals decreased 2.0% and 2.9%, respectively.  Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Operating Expenses

Overall operating expenses were $381.1 million in the first nine months of 2014, compared to $377.3 million in the first nine months of 2013.

Labor costs increased $2.3 million, or 1.1%, compared to the first nine months of 2013, primarily due to an increase in labor related to production and , severance expense. Production and distribution costs increased $3.9 million, or 3.3%, due to increased outsourced services to support additional revenues and software service contracts and repairs and maintenance costs.  General and administrative expense, decreased $1.9 million, or 4.6%, compared to prior year as a result of third quarter 2013 including the impairment charge for the Aberdeen intangible asset.  Depreciation and intangible asset and software amortization expense decreased $0.6 million, or 4.9%, compared to the prior year, primarily related to decreased software depreciation.

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

Income/Earnings Per Share from Continuing Operations

We recorded income from continuing operations of $13.9 million and diluted earnings per share from continuing operations of $0.22 per share in the first nine months of 2014.  These results compare to income from continuing operations of $17.7 million and diluted earnings per share from continuing operations of $0.28 per share in the first nine months of 2013.  The decrease in income from continuing operations is primarily a result of decreased revenues of prior year, increased operating expenses, and an increase in loss from foreign currency translation adjustments.  The first nine months of 2013 also included a gain on the sale of our facility in Belgium.

Customer Interaction

Customer Interaction operating results were as follows:

Customer Interaction

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2014	2013	% Change	2014	2013	% Change
Revenues	$121,078	$121,338	-0.2%	$367,133	$367,928	-0.2%
Operating expenses	113,477	115,779	-2.0%	348,390	345,328	0.9%
Operating income	$7,601	$5,559	36.7%	$18,743	$22,600	-17.1%

3rd Quarter 2014 vs, 3rd Quarter 2013

Revenues

Customer Interaction revenues decreased $0.3 million, or 0.2%, in the third quarter of 2014 compared to the third quarter of 2013.

These results reflect the impact of our financial services vertical increasing by $1.8 million, or 11.9%, compared to the third quarter of 2013, primarily due to revenue from credit card and retail banking customers.  In addition, our technology, auto and consumer brands, and select market verticals increased by $1.7 million, or 6.4% $1.1 million, or 5.5%, and $0.5 million, or 5.1%, respectively. These increases were offset by a decrease in revenues in our retail vertical of $5.0 million, or 13.5% as the result of reduced business from a department store customer. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

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

Operating Expenses

Customer Interaction operating expenses decreased $2.3 million, or 2.0%, in the third quarter of 2014 compared to the third quarter of 2013. Labor costs decreased compared to the third quarter of 2013, primarily due to a decrease in salaries and wages.

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

First Nine Months of 2014 vs. First Nine Months of 2013

Revenues

Customer Interaction revenues decreased $0.8 million, or 0.2%, in the first nine months of 2014 compared to the first nine months of 2013. These results reflect the impact of a decrease in our retail vertical of $13.7 million, or 12.3%, offset by an increase in our select markets vertical by $10 million, or 34.5%. Our auto and consumer brands, healthcare and pharmaceuticals and technology verticals increased by $3.5 million, or 5.9%, $1.7 million, or 5.5%, and $0.5 million, or 0.6%, respectively over the first nine months of 2013. Our financial services vertical decreased $2.9 million, or 5.6% compared to the third quarter of 2013.

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

Operating Expenses

Customer Interaction operating expenses increased $3.1 million, or 0.9%, in the first nine months of 2014 compared to the first nine months of 2013. Labor costs increased compared to the first nine months of 2013, primarily due to an increase in salaries and wages related to an investment in key personnel to generate additional revenues, as well as headcount additions.  Production and distribution costs increased due to increased outsourced services to support additional revenues and software service contracts and repairs and maintenance costs.  General and administrative expense compared to prior year, reflecting increased promotion expense related to rebranding and various increased business services expenses.  Depreciation and intangible asset and software amortization expense decreased compared to the prior year, primarily related to decreased software depreciation.

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

Trillium Software

Trillium Software operating results were as follows:

Trillium Software

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2014	2013	% Change	2014	2013	% Change
Revenues	$13,043	$13,635	-4.3%	$40,025	$39,502	1.3%
Operating expenses	9,725	9,704	0.2%	30,363	28,533	6.4%
Operating income	$3,318	$3,931	-15.6%	$9,662	$10,969	-11.9%

3rd Quarter 2014 vs, 3rd Quarter 2013

Revenues

Trillium Software revenues decreased $0.6 million, or 4.3%, in the third quarter of 2014 compared to the third quarter of 2013. This decrease was primarily related to decreased revenue from sales of software licenses and professional services.

Operating Expenses

Trillium Software operating expenses were flat in the third quarter of 2014 compared to the third quarter of 2013.  This is primarily due to flat labor and production expense.

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

First Nine Months of 2014 vs. First Nine Months of 2013

Revenues

Trillium Software revenues increased $0.5 million, or 1.3%, in the first nine months of 2014 compared to the first nine months of 2013. This increase is primarily a result of increased software license revenues related to recently introduced financial market data solutions.  Maintenance and professional service revenues were flat compared to the first nine months of last year.

Operating Expenses

Trillium Software, operating expenses increased $1.8 million, or 6.4%, in the first nine months of 2014 compared to the first nine months of 2013. This increase was primarily related to an increase in labor resulting from the hiring of key personnel to drive additional revenues and severance related to a reduction in headcount.

Trillium Software’s largest cost component is development, which is comprised primarily of labor.

General Corporate Expense

3rd Quarter 2014 vs 3rd Quarter 2013

General corporate expense decreased $0.8 million, or 66.5%, in the third quarter of 2014 compared to the third quarter of 2013.  This is primarily due to reduced workers compensation expenses as a result of the sale of the Shoppers operations.

First Nine Months of 2014 vs. First Nine Months of 2013

General corporate expense decreased $1.1 million, or 32.3%, in the first nine months of 2014 compared to the first nine months of 2013. This is primarily due to the retirement and hiring of key executives in the prior year, offset by increased consulting fees during 2014 and expenses related to the communication of our new strategy.

Interest Expense

3rd Quarter 2014 vs. 3rd Quarter 2013

Interest expense decreased $0.1 million, or 12.1%, in the third quarter of 2014 compared to the third quarter of 2013.  This was due to a lower average debt balance in the third quarter of 2014.  The lower average debt balance in the third quarter of 2014 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

First Nine Months of 2014 vs. First Nine Months of 2013

Interest expense, net decreased $0.3 million, or 13.8%, in the first nine months of 2014 compared to the first nine months of 2013.  This was due to a lower average debt balance in the first nine months of 2014.  The lower average debt balance in the first nine months of 2014 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Other Income and Expense

3rd Quarter 2014 vs. 3rd Quarter 2013

Other income, net, was $0.6 million in the third quarter of 2014 compared to other expense, net, $0.5 million in the third quarter of 2013.  This $1.2 million variance from the prior year quarter is primarily due to a $0.8 million foreign currency transaction gain in the third quarter of 2014 versus a $0.8 million foreign currency transaction loss during the prior year quarter.

First Nine Months of 2014 vs. First Nine Months of 2013

Other expense, net, was $1.2 million in the first nine months of 2014 compared to other income, net of $0.6 million in the first nine months of 2013.  This $1.8 million variance from the prior year quarter is due to a net change, in foreign currency transaction gains and losses and a $0.9 million gain on the sale of our facility in Belgium in the first quarter of 2013.

Income Taxes

3rd Quarter 2014 vs. 3rd Quarter 2013

Income tax expense increased $1.5 million in the third quarter of 2014 compared to the third quarter of 2013.  The increase in expense is primarily the result of the change in operating performance coupled with the $1.0 million tax benefit resulting from an intangible asset impairment loss recorded in the third quarter of 2013.  Our effective tax rate was 38.7% for the third quarter of 2014, increasing from an impairment loss excluded 37.3% effective tax rate for the third quarter of 2013.  The increase in the effective tax rate is primarily due to a slight increase in the state income tax component of our tax expense.

First Nine Months of 2014 vs. First Nine Months of 2013

Income tax expense was $9.0 million in the first nine months of 2014 compared to $10.8 million in the first nine months of 2013.  The $1.8 million decrease is primarily a result of the change in operating performance offset by the $1.0 million tax benefit resulting from an intangible asset impairment loss recorded in the third quarter of 2013. Our effective tax rate was 39.4% for the first nine months of 2014, increasing from an impairment loss excluded 37.9% effective tax rate for the first nine months of 2013.  The increase in the effective tax rate is primarily due to 2013 reductions in tax accruals related to certain foreign subsidiaries, and to additional tax credits made available by the American Taxpayer Relief Act of 2012 enacted in January of 2013.

Income/Earnings Per Share from Continuing Operations

3rd Quarter 2014 vs. 3rd Quarter 2013

We recorded income from continuing operations of $6.4 million and diluted earnings per share from continuing operations of $0.10.  These results compare to income from continuing operations of $4.5 million and diluted earnings per share from continuing operations of $0.07 per share in the third quarter of 2013.  The increase in income from continuing operations is primarily a result of a comparatively slight decrease in revenues, decreased operating expenses, and the change in other income and expense discussed above.

First Nine Months of 2014 vs. First Nine Months of 2013

We recorded income from continuing operations of $13.9 million and diluted earnings per share from continuing operations of $0.22.  These results compare to income from continuing operations of $17.7 million and diluted earnings per share from continuing operations of $0.28 in the first nine months of 2013.  The decrease in income from continuing operations is primarily a result of a decrease in revenues, increased operating expenses, and the change in other income and expense discussed above.

Economic Climate and Impact on our Financial Statements

As discussed above, we sold the assets of the Shoppers operations on September 27, 2013.  The business and economic climate in California had a negative impact on our Shoppers’ operations and cash flows, which is reflected in the discontinued operations results throughout our financial statements. In addition, local, national and international economic and business conditions affect the marketing expenditures of our clients, as they adjust expenditures in reaction to market conditions. These conditions are presently uneven among the markets we serve, with most showing modest but uncertain economic growth.  These conditions also affect our costs and ability to attract and retain qualified employees.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2014, cash and cash equivalents were $67.2 million, decreasing $21.5 million from cash and cash equivalents of $88.7 million at December 31, 2013.  This net decrease was a result of net cash provided by operating activities of $18.0 million, net cash used in investing activities of $6.2 million, net cash used in financing activities of $32.5 million and the negative effect of exchange rate changes of $0.7 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $18.0 million, compared to $34.7 million for the nine months ended September 30, 2013.  The $16.8 million year-over-year decrease was attributable to a $5.3 million decrease in net income excluding the $12.3 loss on sale of discontinued operations in 2013, as well as a $8.1 million decrease due to changes within working capital assets and liabilities.

For the nine months ended September 30, 2014, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•

A decrease in accounts receivable attributable to collection of the December 31, 2013 receivables as well as higher revenues in the fourth quarter of 2013 compared to the third quarter of 2014. Days sales outstanding were approximately 73 days at September 30, 2014, which increased from 71 days at December 31, 2013;

•	A decrease in prepaid expenses and other current assets due to timing of payments, prepaid insurance, rent and annual licenses/agreements;

•	A decrease in accounts payable attributable to payment of the December 31, 2013 payables; and

•	A decrease in accrued payroll and related expenses due to the severance accruals at release of incentive accruals and accrual of severance at year-end 2013.

Investing Activities

Net cash used in investing activities was $6.2 million for the nine months ended September 30, 2014, compared to net cash provided by investing activities of $14.4 million for the nine months ended September 30, 2013.  The $20.6 million variance is the result of reduced capital spending during the first nine months of 2014 compared to the first nine months of 2013, offset by the sale of our Belgium facility in the first quarter of 2013 for net proceeds of $4.6 million and the sale of our Shoppers business for net proceeds of $22.5 million.

Financing Activities

Net cash used in financing activities was $32.5 million for the nine months ended September 30, 2014 compared to $21.3 million for the nine months ended September 30, 2013.  The $11.2 million increase is due to the $16.2 million in dividends paid in the first nine months of 2014 compared to only $10.7 million in dividends paid in the first nine months of 2013. We accelerated the payment of our regular first quarter 2013 dividend into December of 2012. Additionally, we increased the amount of stock repurchase activity in the first nine months of 2014 compared to the same period in 2013 by $4.3 million.

Credit Facilities

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent.  The 2011 Term Loan Facility matures on August 16, 2016.  For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus

1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect.  We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.  At September 30, 2014, we had $87.3 million outstanding under the 2011 Term Loan Facility.

On August 8, 2013, we entered into a three-year $80.0 million revolving credit facility, a $25.0 million letter of credit sub-facility and a $5.0 million swing line loan sub-facility (2013 Revolving Credit Facility) by amending and restating our 2010 Revolving Credit Facility agreements.  The 2013 Revolving Credit Facility permits us to request up to a $15.0 million increase in the total amount of the facility, and matures on August 16, 2016.  The 2013 Revolving Credit Facility replaces our 2010 Revolving Credit Facility, under which Harte Hanks had no borrowings as of August 8, 2013, except for letters of credit totaling approximately $9.5 million.  For each borrowing under the 2013 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the Eurodollar rate for the applicable interest period plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Agent’s prime rate, (b) the Federal Funds Rate plus 0.50% per annum, (c) Eurodollar rate plus 1.00% per annum, plus a spread which is determined based on our total debt-to-EBITDA ratio then in effect, which spread ranges from 1.25% to 2.00% per annum.  We are also required to pay a quarterly commitment fee under the 2013 Revolving Credit Facility. The rate of which is applied to the amount equal to the difference of the total commitment amount under the 2013 Revolving Credit Facility less the aggregate amount of outstanding obligations under such facility.  The commitment fee rate ranges from 0.50% to 0.55% per annum, depending on our total net debt-to-EBITDA ratio then in effect.  In addition, we pay a letter of credit fee with respect to outstanding letters of credit.  That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.  We may elect to prepay the 2013 Revolving Credit Facility at any time without incurring any prepayment penalties.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte Hanks under our credit facilities.  As of September 30, 2014, we were in compliance with all of the covenants of our credit facilities.

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

As of September 30, 2014, we had $72.8 million of unused borrowing capacity under our 2013 Revolving Credit Facility (which matures on August 16, 2016) and a cash balance of $67.2 million.  Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2013 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months.  Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate.  A lasting economic recession in the U.S. and other economies could have a material adverse effect on our business, financial position or operating results.

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

We are exposed to market risk for changes in interest rates related to our credit facilities.  Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.15% at September 30, 2014).  The five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At September 30, 2014, our debt balance related to the 2011 Term Loan Facility was $87.3 million.  The three-year $80.0 million 2013 Revolving Credit Facility has a maturity date of August 16, 2016.  At September 30, 2014, we did not have any debt outstanding under the 2013 Revolving Credit Facility.

Assuming the actual level of borrowings throughout the third quarter of 2014, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the third quarter of 2014 would have changed by approximately $0.1 million.  Due to our overall debt level and cash balance at September 30, 2014, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.  At this time we are not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries.  Our primary exchange rate exposure is to the Euro, British pound, Australian dollar and Philippine peso.  We monitor these risks throughout the normal course of business.  The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies.  Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss).  Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings.  A smaller portion of our transactions are denominated in currencies other than the respective local currencies.  For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. dollars.  Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction.  Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income.  Transactions such as these amounted to $0.4 million in pre-tax currency transaction losses in the third quarter of 2014.  At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.  It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the third quarter of 2014:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
July 1 - 31, 2014	59,608	$7.01	35,000	$1,603,774
August 1 - 31, 2014	204,391	$6.99	204,391	$20,176,052
September 1 - 30, 2014	239,768	$6.68	239,768	$18,574,484
Total	503,767	$7.00	479,159

(1)  During the third quarter of 2014, we purchased 479,159 shares of our common stock.  264,080 shares were purchased through our stock repurchase program that was publicly announced in August 2012.  Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $10.0 million to repurchase shares of our outstanding common stock.  This authorization was exhausted on September 4, 2014.  As of September 30, 2014, we have repurchased 1,456,801 shares and spent $10.0 million under the 2012 stock repurchase program. Of the shares repurchased in this quarter, 215,079 shares were purchased through our stock repurchase program that was publicly announced on August 27, 2014 stock repurchase program.  Under the 2014 stock repurchase program our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock in the open market.  As of September 30, 2014, we have repurchased 1,852,893 shares and spent $1.4 million under the 2014 stock repurchase program. Through September 30, 2014, we had repurchased a total of 66,596,389 shares at an average price of $18.33 per share under all repurchase programs.

(2)  Total number of shares purchased includes shares, if any, (i) purchased as part of our publicly announced stock repurchase programs, and pursuant to our 2005 Omnibus Incentive Plan and 2013 Omnibus Incentive Plan, (ii) withheld to pay withholding taxes and the exercise price in certain cashless exercises of stock options, and (iii) withheld to offset withholding taxes upon the vesting of unvested shares.

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

HARTE-HANKS, INC.

November 3, 2014	/s/ Robert A. Philpott
Date	Robert A. Philpott
President and Chief Executive Officer

November 3, 2014	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

November 3, 2014	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller