Form 10-K
period 2014-12-31
HARTE HANKS INC
filed 2015-03-05
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-7120

HARTE HANKS, INC.

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($7.19) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014), was approximately $356,141,644.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2015 was 61,792,369 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the Company’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

Harte Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2014

PART I

ITEM 1.                                                 BUSINESS

INTRODUCTION

Harte Hanks, Inc. (Harte Hanks) is one of the world’s leading, insight-driven multi-channel marketing organizations, delivering impactful business results for some of the world’s best-known brands. Through strategic agencies and our core marketing services, we develop integrated solutions that connect brands with prospects and customers, moving them beyond awareness to transactions and brand loyalty.

Virtually all for-profit organizations, as well as many non-profit organizations, rely on marketing to generate revenues and publicity.  Many businesses have a chief-level executive responsible for marketing who is charged with combining data, technology, channels and resources to demonstrate a return on marketing investment.  This has led many businesses to use direct and targeted marketing, which offer accountability and measurability of marketing programs, allowing customer insight to be leveraged to create and accelerate value.  Harte Hanks is a leader in highly targeted, multichannel marketing.

Harte Hanks is the successor to a newspaper business started by Houston Harte and Bernard Hanks in Texas in the early 1920s.  In 1972, Harte Hanks went public and was listed on the New York Stock Exchange (NYSE).  We became private in a leveraged buyout in 1984, and in 1993 we again went public and listed our common stock on the NYSE.

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

OUR BUSINESS

During the second quarter of 2014, Harte Hanks initiated a new strategy and revised our operational structure to suit that new strategy by organizing into two distinct operating divisions: Customer Interaction and Trillium Software. In accordance with ASC 280, Segment Reporting, we determined that under this new organizational structure, we will report the two operating divisions as two reportable segments — Customer Interaction and Trillium Software.  Our reportable segments are described below.

Customer Interaction

Our Customer Interaction services offer a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe.  We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment.  We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers.  This results in a strong and enduring relationship between our clients and their customers which is key to being leaders in Customer Interaction.  We offer a full complement of capabilities and resources to provide a broad range of marketing services, in media from direct mail to email, including:

•               Agency & Digital Services.  Our agency services are full-service, customer engagement agencies specializing in direct and digital communications for both consumer and business-to-business markets. With strategy, creative and implementation services, we help marketers within targeted industries understand, identify, and engage prospects and customers in their channel of choice.  Our digital solutions integrate online services within the marketing mix and include:  website development and design, digital strategy, social media marketing and monitoring, email marketing, ecommerce and interactive relationship management and a host of other services that support our core businesses.

•               Database Marketing Solutions and Business-to-Business Lead Generation.  We have successfully delivered marketing database solutions across various industries.  Our solutions are built around centralized marketing databases with three core offerings: insight and analytics; customer data integration; and marketing communications tools. Our solutions enable organizations to build and manage customer communication strategies that drive new customer acquisition and retention and maximize the value of existing customer relationships. Through insight, we help clients identify models of their most profitable customer relationships and then apply these models to increase the value of existing customers while also winning profitable new customers. Through customer data integration, data from multiple sources comes together to provide a single customer view of client prospects and customers. Then, utilizing our Allink suite of customer communication and sales optimization tools, we help clients apply their data and insights to the entire customer lifecycle, to help clients sustain and grow their business, gain deeper customer insights, and continuously refine their customer resource management strategies and tactics.

Our technology marketing solutions provide business-to-business lead generations through our CI Technology Database and Aberdeen Group. Our CI Technology Database tracks technology installations, business demographics and over 5.5 million key decision makers at more than 3.7 million business locations in 30 countries in North America, Latin America, Europe and in China.  Our clients use the data to gain insight into their prospect’s and client’s technology buying cycles. Our Aberdeen Group is a provider of fact-based research to identify and educate technology buyers across numerous industries and product categories.  Leading technology providers use Aberdeen Group’s proprietary research content for use in their demand creation programs, online marketing campaigns and Web-based sales and marketing tools.

•               Direct Mail.  As a full-service direct marketing provider and one of the largest mailing partners of the U.S. Postal Service (USPS), our operational mandate is to ensure creativity and quality, provide an understanding of the options available in technologies and segmentation strategies and capitalize on economies of scale with our variety of execution options.  Our services include:

•                  digital printing;

•                  print on demand;

•                  advanced mail optimization;

•                  logistics and transportation optimization;

•                  tracking (including our proprietary prEtrak solution);

•                  commingling;

•                  shrink wrapping; and

•                  specialized mailings.

We also maintain fulfillment centers where we provide custom kitting services, print on demand, product recalls and freight optimization allowing our customers to distribute literature and other marketing materials.

•               Contact Centers.  We operate teleservice workstations around the globe providing advanced contact center solutions such as: speech, voice and video chat, integrated voice response, email, social cloud monitoring and web self-service.  We provide both inbound and outbound contact center services and support many languages with our strategically placed global locations for both consumer and business-to-business markets.

Many of our client relationships start with an offering from the list above on an individual solution basis or a combination of our offerings from across our portfolio of businesses.  Multichannel marketing is communicating through different marketing solutions or channels, such as email, mobile devices, mail, radio, television, computer, and newspaper, in an integrated form to reach a consumer so it is easy for a consumer to buy in whatever manner the consumer chooses.

Trillium Software

Trillium Software is a leading global enterprise data quality solutions provider.  Our data quality specialists help organizations achieve increased business from their data management initiatives and existing business-critical processes by providing enterprise data profiling and data cleansing software and services.  We offer industry-specific business solutions that help solve data problems experienced by financial services, banking, retail, healthcare, manufacturing and risk professionals.  Our full complement of technologies and services includes global data profiling, data cleansing, enrichment, and data linking for e-business, Big Data customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from the Trillium Software segment are comprised primarily of perpetual software licenses, annual maintenance and professional services.

In 2014, 2013 and 2012, Harte Hanks had revenues from continuing operations of $553.7 million, $559.6 million and $581.1 million, respectively.  Customer Interaction had revenues from continuing operations of $499.4 million, $503.8 million, and $528.0 million, respectively.  Trillium Software had revenues from continuing operations of $54.2 million, $55.9 million, and $53.0 million, respectively.

Customers

Our services are marketed to specific industries or markets with services and software products tailored to each industry or market.  We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications.  We currently provide services primarily to the retail, technology, financial services, automotive and consumer brands and pharmaceutical/healthcare vertical markets, in addition to a range of selected markets.  The largest client (measured in revenue) comprised 5% of total revenues in 2014.  The largest 25 clients in terms of revenue comprised 46% of total revenues in 2014.

Sales and Marketing

Our Customer Interaction enterprise sales force sells a variety of solutions and services to address client’s targeted marketing needs.  We also maintain solution-specific sales forces and sales groups to sell our individual products and solutions.  Our sales forces, with industry-specific knowledge and experience, emphasize the cross-selling of a full range of Customer Interaction direct marketing services and are supported by employees in each sector assigned to specific clients.  We rely on our enterprise and solution sellers to primarily sell our products and services to new clients and task our employees supporting existing clients to expand our client relationship through additional solutions and products.

Trillium Software is marketed and sold world-wide through direct, reseller and OEM channels.  Our primary sales channel is our direct sales force in North America, Europe and Australia.  Resellers covering over 40 countries serve to provide even wider coverage where we lack a direct sales presence.  The Trillium Software System can also be obtained through a network of Original Equipment Manufacturers (OEMs) and integration partners.  Our product is also available directly from our website in a cloud deployment method.

Facilities

Our services are provided at the following facilities, all of which are leased:

Domestic Offices
Austin, Texas	Langhorne, Pennsylvania
Baltimore, Maryland	Maitland, Florida
Billerica, Massachusetts	New York, New York
Boston, Massachusetts	San Antonio, Texas
Deerfield Beach, Florida	San Diego, California
East Bridgewater, Massachusetts	Shawnee, Kansas
Fullerton, California	Texarkana, Texas
Grand Prairie, Texas	Wilkes-Barre, Pennsylvania
Jacksonville, Florida	Yardley, Pennsylvania

International Offices
Böblingen, Germany	Manila, Philippines
Bristol, United Kingdom	Theale, United Kingdom
Hasselt, Belgium	Uxbridge, United Kingdom
Madrid, Spain	Versailles, France

Competition

Our business faces significant competition in all of its offerings and within each of its vertical markets.  Direct marketing is a dynamic business, subject to rapid technological change, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services, and an evolving competitive landscape.  Our competition comes from numerous local, national and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships and marketing expenditures.  Competitive factors in our industry include the quality and scope of services, technical and strategic expertise, the perceived value of the services provided, reputation and brand recognition.  We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general.  Failure to continually improve our current processes, advance and upgrade our technology applications, and to develop new products and services in a timely and cost-effective manner, could result in the loss of our clients or prospective clients to current or future competitors.  In addition, failure to gain market acceptance of new products and services could adversely affect our growth.  Although we believe that our capabilities and breadth of services, combined with our U.S and international production capability, industry focus and ability to offer a broad range of integrated services, enable us to compete effectively, our business results may be adversely impacted by competition.  Please refer to Item 1A, “Risk Factors”, for additional information regarding risks related to competition.

Trillium Software likewise faces widely varied competitors, but the most frequent competition is a potential client’s own information technology staff, who may design and produce customized information quality solutions rather than seeking more robust, specialized or scalable capabilities or software.  Trillium Software also competes against large market makers (such as IBM, Oracle and SAP) whose product offering are greater in breadth, if less capable in information quality alone.  We also compete against about 40 niche providers of information quality software and services, whose sales focus is usually geared toward narrower markets.

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

GOVERNMENT REGULATION

As a company conducting varied business activities for clients across diverse industries around the world, we are subject to a variety of domestic and international legal and regulatory requirements that impact our business, including, for example, regulations governing consumer protection and unfair business practices, contracts, ecommerce, intellectual property, labor and employment, securities, tax and other laws that are generally applicable to commercial activities.

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

•                 A significant number of states in the U.S. have passed versions of security breach notification laws, which generally require timely notifications to affected persons in the event of data security breaches or other unauthorized access to certain types of protected personal data.  With the increased attention security breaches have received, federal legislation may also be adopted and impose additional obligations.

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

As a result of increasing public awareness and interest in individual privacy rights, data protection, information security and environmental and other concerns regarding marketing communications, federal, state and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products.  Examples include data encryption standards, data breach notification requirements, consumer choice and consent restrictions and increased penalties against offending parties, among others.  In 2012 and 2013, several members of the U.S. Congress (in coordination with the Federal Trade Commission and consumer advocacy groups) initiated several inquiries regarding data brokerage, one of which was directed to us (among others).  We anticipate that further inquiries and legislative proposals will be made that may affect the marketing services we offer our clients will continue to be introduced in the future, some of which may be adopted.

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

We may also be subject to infringement claims against us by third parties and may incur substantial costs and devote significant management resources in responding to such claims, as we did in 2012 and 2013.  We have been, and continue to be, obligated under some agreements to indemnify our clients as a result of claims that we infringe on the proprietary rights of third parties. These costs and distractions could cause our business to suffer. If any party asserts an infringement claim, we may need to obtain licenses to the disputed intellectual property.  We cannot assure you, however, that we will be able to obtain these licenses on commercially reasonable terms or that we will be able to obtain any licenses at all. The failure to obtain necessary licenses or other rights may have an adverse affect on our ability to provide our products and services.

EMPLOYEES

As of December 31, 2014, Harte Hanks employed approximately 5,389 full-time employees and 34 part-time employees, of which approximately 2,374 are based outside of the U.S.  A portion of our workforce is provided to us through staffing companies.  None of the workforce is represented by labor unions.  We consider our relations with our employees to be good.

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

We have developed a new strategy, and the future success of our company will depend on its successful execution.

In 2014, we developed and announced our new strategy, and are now executing against it.  Because this new strategy will chart the company’s course of action and priorities for years to come, the future success of Harte Hanks will depend on its successful execution.  Our strategy will bring additional risks to the business (such as those associated with greater use of capital, development and acquisition of new products, or entry into new industries or geographic markets) or magnify existing risks as our business priorities and objectives are adjusted.  If our strategy is flawed, or if we fail to execute it well, our business and financial performance may be materially and adversely affected.

We face significant competition for individual projects, entire client relationships and advertising dollars in general.

Our Customer Interaction business faces significant competition in all of its offerings and within each of its vertical markets.  Direct marketing is a dynamic business, subject to rapid technological change, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services and an evolving competitive landscape.  This competition comes from numerous local, national and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships and marketing expenditures by clients and prospective clients.  We also compete against print and electronic media and other forms of advertising for marketing and advertising dollars in general.  In addition, our ability to attract new clients and to retain existing clients may, in some cases, be limited by clients’ policies on or perceptions of conflicts of interest.  These policies can prevent us from performing similar services for competing products or companies.  Some of our clients have also sought to reduce the number of marketing vendors or use third-party procurement organizations, all of which increases pricing pressure and may disadvantage us relative to our competitors.  Our failure to improve our current processes or to develop new products and services could result in the loss of our clients to current or future competitors.  In addition, failure to gain market acceptance of new products and services could adversely affect our growth.

Trillium Software faces widely varied competitors, many of whom have greater development resources and market access.  In addition, because Trillium Software offers specialized information quality solutions, competitors who offer a broad array of technology solutions — such as market makers and system integrators — have advantages for many potential clients, including a greater ability to bundle unrelated products to achieve a better price.  Trillium Software also competes against niche providers of information quality software and services, so that despite our relative specialization on information quality solutions, some potential clients may nevertheless seek or prefer an even more-specific solution.  If Trillium Software is unable to overcome these competitive disadvantages, it will adversely affect the company’s growth and financial performance.

Current and future competitors may have significantly greater financial and other resources than we do, and they may sell competing products and services at lower prices or at lower profit margins, resulting in pressures on our prices and margins.

The sizes of our competitors vary widely across market and service segments.  Therefore, some of our competitors may have significantly greater financial, technical, marketing or other resources than we do in any one or more of our market segments, or overall.  As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies, methodologies and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale and support of products and services.  Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue or margins.  Some of our competitors also may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority, a broader or deeper product or experience set, or economies of scale.  Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new customers on favorable terms.  Competitive pricing pressures tend to increase in difficult economic environments, such as the current environments in the U.S. and other economies, due to reduced marketing expenditures of many of our clients and prospects and the resulting impact on the competitive business environment for marketing service providers such as our company.

We must maintain technological competitiveness, continually improve our processes and develop and introduce new products and services in a timely and cost-effective manner.

We believe that our success depends on, among other things, maintaining technological competitiveness in our products, processing functionality and software systems and services.  Technology changes rapidly as makers of computer hardware, network systems, programming tools, programming languages, operating systems, database technology and mobile devices continually improve their offerings.  Advances in information technology may result in changing client preferences for products and product delivery channels in our industry.  The increasingly sophisticated requirements of our clients require us to continually improve our processes and provide new products and services in a timely and cost-effective manner (whether through development, license or acquisition).  In particular, our Trillium Software business faces continuous pressure to update offerings to deliver the latest features and capabilities while maintaining accessibility on a wide variety of platforms. We may be unable to successfully identify, develop and bring new and enhanced services and products to market in a timely and cost-effective manner, such services and products may not be commercially successful, and services, products and technologies developed by others may render our services and products noncompetitive or obsolete.

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

In the past two years, we replaced many of our leaders, including our President, Chief Executive Officer and Chairman, and significantly reorganized our operational structures.  If our new leaders fail in their new roles and responsibilities (and more generally if we are unable to attract new leaders with the necessary skills to manage our business) our business and its operating results may suffer.  Further, our prospects depend in large part upon our ability to attract, train and retain experienced technical, client services, sales, consulting, research and development, marketing, administrative and management personnel. While the demand for personnel is dependent on employment levels, competitive factors and general economic conditions, qualified personnel historically have been in great demand.  The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position or operating results.

We have recently experienced, and may experience in the future, reduced demand for our products and services because of general economic conditions, the financial conditions and marketing budgets of our clients and other factors that may impact the industry verticals that we serve.

Economic downturns and turmoil severely affect the marketing services industry.  Throughout the most recent recession, as in prior economic downturns, our customers responded to weak economic conditions by reducing their marketing and software budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses.  Many of our customers have been slow to restore their marketing and software budgets to prior levels during a recovery, and may respond similarly to adverse economic conditions in the future.  Our revenues are dependent on national, regional and international economies and business conditions.  A lasting economic recession or anemic recovery in the markets in which we operate (such as the recent recession and recovery) could have material adverse effects on our business, financial position or operating results.  Similarly, industry or company-specific factors may negatively impact our clients and prospective clients or their industries, and in turn result in reduced demand for our products and services, client insolvencies, collection difficulties or bankruptcy preference actions related to payments received from our clients.  We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information about the adverse impact on our financial performance of the ongoing difficult economic environment in the U.S. and other economies.

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

Our business may also be affected by the impact of these restrictions and regulations on our clients and their marketing activities. In addition, as we acquire new capabilities and deploy new technologies to execute our strategy, we may be exposed to additional types or layers of regulation.  Current and future restrictions and regulations could increase compliance requirements and costs, and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information, or change the requirements therefore so as to require other changes to our business or that of our clients.  Additional restrictions and regulations may limit or prohibit current practices regarding marketing communications and information quality solutions.  For example, many states and countries have considered implementing do not contact legislation that could impact our business and the businesses of our clients and customers.  In addition, continued public interest in privacy rights, data protection and access, and information security may result in the adoption of further industry guidelines that could impact our direct marketing activities and business practices.

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

Our ability to compete effectively depends in part on the protection of our technology, products, services and brands through intellectual property right protections, including patents, copyrights, database rights, trade secrets, trademarks and domain name registrations and enforcement procedures.  The extent to which such rights can be protected and enforced varies by jurisdiction, and capabilities we procure through acquisitions may have less protection than would be desirable for the use or scale we intend or need.  Litigation involving patents and other intellectual property rights has become far more common and expensive in recent years, and we face the risk of additional litigation relating to our use or future use of intellectual property rights of third parties. Third-party infringement claims and any related litigation against us could subject us to liability for damages, significantly increase our costs, restrict us from using and providing our technologies, products or services or operating our business generally, or require changes to be made to our technologies, products and services.  Please refer to the section above entitled “Intellectual Property Rights” for additional information regarding our intellectual property and associated risks.

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

We purchase or license much of the data we use for ourselves and for our clients.  There could be a material adverse impact on our business if owners of the data we use were to withdraw or curtail access to the data or materially restrict the authorized uses of their data.  Data providers could withdraw their data if there is a competitive reason to do so, if there is pressure from the consumer community or if additional regulations are adopted restricting the use of the data.  We also rely upon data from other external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public record sources.  If a substantial number of data providers or other key data sources were to withdraw or restrict their data, if we were to lose access to data due to government regulation, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially and adversely affected, which could result in decreased revenues, net income and earnings per share.

We must successfully identify and evaluate acquisition targets and integrate acquisitions.

Acquisitions are an essential component of our strategy to grow Harte Hanks,  and we have announced plans to use significant capital on acquisitions.  We frequently evaluate acquisition opportunities to expand our product and service offerings and geographic locations, including potential international acquisitions.  Acquisition activities, even if not consummated, require substantial amounts of management time and can distract from normal operations.  In addition, we have in the past and may in the future be unable to achieve the profitability goals, synergies and other objectives initially sought in acquisitions, and any acquired assets, data or businesses may not be successfully integrated into our operations.  Acquisitions may result in the impairment of relationships with employees and customers.  Moreover, although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks, and we may incur unanticipated liabilities and expenses as a result of our acquisition activities.  The failure to identify appropriate candidates, to negotiate favorable terms, or to successfully integrate future acquisitions into existing operations could result in not achieving planned revenue growth and could negatively impact our net income and earnings per share.

We may be unable to make dispositions of assets on favorable terms.

In 2012 we sold the assets of our Florida Shoppers operations, The Flyer, resulting in an after-tax loss of $2.7 million.  In 2013 we sold the assets of our California Shoppers operations, The Pennysaver, resulting in an after-tax loss of $12.4 million.  We may in the future determine to divest certain assets or businesses consistent with our corporate strategy.  However, the price we obtain for such assets or businesses will be driven by performance of those businesses and the current market demand for such assets, and we may not be able to realize a profit upon sale.  If we are unable to dispose of businesses or assets in a timely manner or at profitable price, our business, net income and earnings per share could be materially and adversely affected.

We are vulnerable to increases in postal rates and disruptions in postal services.

Our services depend on the USPS and other commercial delivery services to deliver products.  Standard postage rates have increased in recent years (most recently in September 2014) and may continue to do so at frequent and unpredictable intervals.  Postage rates influence the demand for our services even though the cost of mailings is typically borne by our clients and is not directly reflected in our revenues or expenses.  Accordingly, future postal increases or disruptions in the operations of the USPS may have an adverse impact on us.

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

Prices of print materials are subject to fluctuations.  Increased paper costs could cause our customers to reduce spending on other marketing programs, or to shift to media which may be less profitable for us, in each case potentially materially affecting our revenues and profits.

Our financial results could be negatively impacted by impairments of goodwill or other intangible assets with indefinite useful lives.

In the third quarter of 2013 we recorded a non-cash impairment charge of $2.8 million related to a non-cash trade name intangible asset as a result of continuing revenue declines, an overall strategic assessment of the related operations, and management’s evaluation of the business.  As of December 31, 2014, the net book value of our goodwill and other intangibles represented approximately $400.4 million out of our total assets of $647.2 million.  We test goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and on an interim basis should factors or indicators become apparent that would require an interim test.  A downward revision in the fair value of our reporting unit or any of the other intangible assets could result in additional impairments and non-cash charges. Any such impairment charges could have a significant negative effect on our reported net income.

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

Interest rate movements in Europe and the U.S. can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents.  Our primary interest rate exposure is to interest rate fluctuations in Europe, specifically Eurodollar rates, due to their impact on interest related to our credit facilities.  On December 31, 2014, we had $82.7 million of debt outstanding, all of which bore variable interest rates.  Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates.  We also have exposure to interest rate fluctuations in the U.S., specifically money market, commercial paper and overnight time deposit rates, as these affect our earnings on excess cash.  Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position or operating results.

We are subject to risks associated with operations outside the U.S.

Harte Hanks conducts business outside of the U.S.  During 2014, approximately 16.2% of our revenues were derived from operations outside the United States, primarily Europe and Asia.  We may expand our international operations in the future as part of our growth strategy.  Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

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

Our current credit facilities also contain covenants that limit to 20% the portion of our assets, revenue and earnings that we can derive from our businesses outside of the U.S. Although we believe we could obtain a waiver or amendment of these covenants if our business outside the U.S. exceeded this level (whether through acquisitions or improved organic growth), we cannot guarantee that we will obtain a waiver or amendment, or that such a request may compel us to renegotiate our credit facilities at a time, or on terms, that are not favorable.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                 PROPERTIES

Our business is conducted in facilities worldwide containing aggregate space of approximately 2.1 million square feet.  All facilities are held under leases, which expire at dates through 2025.

ITEM 3.                                                 LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note I, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 4.                                                 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE (symbol: HHS). The reported high and low quarterly sales price ranges for 2014 and 2013 were as follows:

	2014		2013
	High	Low	High	Low
First Quarter	$8.84	$6.71	$8.33	$5.98
Second Quarter	8.89	6.66	9.26	7.07
Third Quarter	7.27	6.37	10.12	8.18
Fourth Quarter	7.74	5.68	9.32	7.38

We paid a quarterly dividend of 8.5 cents per share in each quarter of 2014.  We currently plan to pay a quarterly dividend of 8.5 cents per share in each quarter of 2015, although any actual dividend declaration can be made only upon, and subject to, approval of our Board of Directors, based on its business judgment.

In 2013, quarterly dividends were paid at the rate of 8.5 cents per share for the last three quarters.  The first quarter dividend of 8.5 cents per share was accelerated and paid in the fourth quarter of 2012.

As of January 31, 2015, there are approximately 2,036 holders of record.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the fourth quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
October 1 - 31, 2014	80,000	$6.13	80,000	$18,083,695
November 1 - 30, 2014	150,000	$6.58	150,000	$17,096,468
December 1 - 31, 2014	152,367	$6.91	150,000	$16,057,649
Total	382,367	$6.62	380,000

(1)  Total number of shares purchased includes shares, if any, (i) purchased as part of our publicly announced stock repurchase program, and (ii) pursuant to our 2005 Omnibus Incentive Plan and 2013 Omnibus Incentive Plan, withheld to pay withholding taxes and the exercise price in certain cashless exercises of stock options, and withheld to offset withholding taxes upon the vesting of unvested shares.

(2)  During the fourth quarter of 2014, we purchased 380,000 shares of our common stock through our stock repurchase program that was publicly announced in August 2014.  Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock.  As of December 31, 2014, we have repurchased 595,079 shares and spent $3.9 million under this authorization.  Through December 31, 2014, we had repurchased a total of 66,976,389 shares at an average price of $18.31 per share under this program and previously announced programs.

Comparison of Stockholder Returns

The material under this heading is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

The following graph compares the cumulative total return of our common stock during the period December 31, 2009 to December 31, 2014 with the Standard & Poor’s 500 Stock Index (S&P 500 Index) and with two peer groups.  We made modifications to our peer group in this 2014 Annual Report on Form 10-K compared to our previous peer group due to the sale of our Florida and California Shoppers operations.

Our former peer group includes: Acxiom Corporation, Alliance Data Systems Corporation, Cenveo, Inc., Conversant, Inc., Consolidated Graphics, Inc., Convergys Corp., Dun & Bradstreet Corporation, Equifax, Inc., Gartner, Inc., Informatica Corp., Interpublic Group of Companies, Inc., Meredith Corp., Sapient Corp., Sykes Enterprises, Inc., and Techtarget, Inc.

Our current peer group includes: Acxiom Corporation, Cenveo, Inc., Convergys Corp., Conversant, Inc., Dun & Bradstreet Corporation, Dex Media, Inc., Digital River, Inc., Forrester Research, Inc., Gartner, Inc., Informatica Corp., MDC Partners, Inc., Meredith Corp., Reach Local, Inc., Sykes Enterprises, Inc., and TeleTech Holdings, Inc.

The S&P Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization.  The peer groups are also weighted by market capitalization.

The graph depicts the results of investing $100 in our common stock, the S&P 500 Index and the peer groups at closing prices on December 31, 2009 and assumes the reinvestment of dividends.

	ANNUAL RETURN PERCENTAGE Years Ending

Company Name / Index	Dec 2010	Dec 2011	Dec 2012	Dec 2013	Dec 2014
Harte Hanks, Inc.	21.34	-26.35	-30.94	36.62	3.88
S&P 500 Index	15.06	2.11	16.00	32.39	13.69
New Peer Group	27.00	-14.68	9.55	51.30	1.36
Old Peer Group	26.77	0.86	18.06	55.19	10.25

ITEM 6.                                                 SELECTED FINANCIAL DATA

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated.  You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K.  The fiscal year financial information included in the table below for the years ended December 31, 2014, 2013 and 2012 is derived from audited financial statements contained in this Form 10-K.  Information for the years ended December 31, 2011 and 2010 was derived from previously filed Annual Reports on Form 10-K.  All financial information presented below excludes amounts related to our discontinued Shoppers operations.

In thousands, except per share amounts	2014	2013	2012	2011	2010
Statement of Comprehensive Income Data
Revenues	$553,676	$559,609	$581,091	$614,270	$601,283
Operating expenses
Labor, production and distribution	446,094	443,524	450,771	476,086	460,517
Advertising, selling, general and administrative	51,900	54,937	51,729	50,483	48,220
Impairment of other intangible assets	—	2,750	—	—	—
Depreciation and amortization	14,920	15,737	15,922	15,442	17,095
Total operating expenses	512,914	516,948	518,422	542,011	525,832
Operating income	40,762	42,661	62,669	72,259	75,451
Interest expense, net	2,559	2,998	3,484	2,941	2,624
Income from continuing operations	$23,991	$24,441	$35,396	$42,060	$42,641
Earnings from continuing operations per common share—diluted	$0.38	$0.39	$0.56	$0.67	$0.66
Weighted-average common and common equivalent shares outstanding—diluted	62,658	62,812	63,148	63,552	64,139
Other Data
Cash dividends per share	$0.34	$0.26	$0.43	$0.32	$0.30
Capital expenditures	$11,265	$15,873	$13,461	$22,336	$13,437
Balance sheet data (at end of period)
Current assets	$206,494	$239,305	$205,014	$248,968	$240,677
Property, plant and equipment, net	$36,913	$40,711	$44,091	$46,842	$43,203
Goodwill and other intangibles, net	$400,441	$400,467	$403,423	$403,668	$403,897
Total assets	$647,199	$685,536	$706,212	$703,997	$692,097
Total debt	$82,687	$98,000	$110,250	$179,438	$193,000
Total stockholders’ equity	$326,676	$349,054	$328,164	$446,355	$437,823

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

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, Inc. (Harte Hanks).  This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2014 Form 10-K.  Our 2014 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

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

•                  direct mail; and

•                  contact centers.

Revenues from the Customer Interaction segment represented approximately 90% of our total revenues for the year ended December 31, 2014.

Trillium Software is a leading global enterprise data quality solutions provider.  Our data quality specialists help organizations achieve increased business from their data management initiatives and existing business-critical processes by providing enterprise data profiling and data cleansing software and services. Trillium Software offers industry-specific business solutions that help solve data problems experienced by financial services, banking, retail, healthcare, manufacturing, and risk professionals.  Our full complement of technologies and services includes global data profiling, data cleansing, enrichment, and data linking for e-business, Big Data, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from the Trillium Software segment are comprised primarily of perpetual software licenses, annual maintenance and professional services, and represented approximately 10% of our total revenues for the year ended December 31, 2014.

We derive revenues by providing Customer Interaction services and Trillium Software licensing sales and services.

General corporate expense consists primarily of pension and workers compensation expense related to employees of business operations we no longer own.

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

Results of Continuing Operations

As discussed in Note O, Discontinued Operations, we sold the assets of our Florida Shoppers operations on December 31, 2012 and the assets of our California Shoppers operations on September 27, 2013.  Therefore, the operating results of both our Florida and California Shoppers, including the losses on the sales, are being reported as discontinued operations in the Consolidated Financial Statements, and are excluded from management’s discussion and analysis of financial condition and results of operations below.

Operating results from our continuing operations were as follows:

In thousands, except per share amounts	2014	% Change	2013	% Change	2012
Revenues	$553,676	-1.1%	$559,609	-3.7%	$581,091
Operating expenses	512,914	-0.8%	516,948	-0.3%	518,422
Operating income	$40,762	-4.5%	$42,661	-31.9%	$62,669

Income from continuing operations	$23,991	-1.8%	$24,441	-30.9%	$35,396

Diluted EPS from continuing operations	$0.38	-1.6%	$0.39	-30.5%	$0.56

Year ended December 31, 2014 vs. Year ended December 31, 2013

Revenues

Revenues decreased $5.9 million, to $553.7 million, in 2014 compared to 2013.  These results reflect the impact of decreased revenues from all of our verticals except for select markets and automotive and consumer brands, with the retail vertical representing the largest dollar decrease.  Revenues from our retail vertical declined 12.1% compared to the prior year, reflecting changes by two large customers to less expensive mailing formats. Compared to 2013, our healthcare and pharmaceutical vertical decreased 0.6%, high-tech declined 0.2% and our financial vertical decreased 3.4% over the prior year. Our select markets vertical increased 29.3%, primarily due to non-recurring streaming enrollment services from an existing contact center customer.  Automotive and consumer brands increased 4.3%.

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

Operating Expenses

Overall operating expenses were $512.9 million in 2014, compared to $516.9 million in 2013.  The $4.0 million decrease includes a $2.8 million decrease in labor costs, a $5.8 million decrease in selling, general and administrative, and a $0.6 million decrease in depreciation expense.  These decreases are offset by an increase of $5.4 million in production and distribution expenses, compared to 2013.

Labor costs decreased $2.8 million, or 1.0%, primarily due to decreases in management bonuses and stock-based compensation expense.  Production and distribution costs increased $5.4 million, or 3.3%, due to increased repairs and maintenance, lease termination expense and pass through expenses. General and administrative expense, excluding the impairment charge, decreased $3.0 million, or 5.3%, compared to prior year, reflecting a decrease in professional services, workers’ compensation expense, and pension expense. Depreciation and intangible asset and software amortization expense decreased slightly compared to the prior year.

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

Year ended December 31, 2013 vs. Year ended December 31, 2012

Revenues

Revenues decreased $21.5 million, to $559.6 million, in 2013 compared to 2012.  These results reflect the impact of decreased revenues from all of our verticals except for financial, with the retail vertical representing the largest dollar decrease.  Revenues from our retail vertical declined 4.7% compared to the prior year, reflecting changes by two large customers to less expensive mailing formats.  Our select markets vertical decreased 8.5%, primarily due to the loss of two customers.  Compared to 2012, our pharmaceutical vertical decreased 6.0%, high-tech declined 4.0% and automotive and consumer brands decreased 3.0%.  Our financial vertical increased 3.0% over the prior year.

Operating Expenses

Overall operating expenses were $516.9 million in 2013, compared to $518.4 million in 2012.  The $1.5 million decrease includes the impact of an impairment loss of $2.8 million related to other intangible assets associated with our Aberdeen Group business recorded in the third quarter of 2013, offset by a decrease of $4.3 million, or 0.8% in other operating expenses, compared to 2012.

Labor costs increased $3.3 million, or 1.2%, primarily due to an increase in headcount and $2.6 million of increased compensation expense related to the retirement of our former Chairman and CEO in the second quarter of 2013 and hiring of his successor in the third quarter of 2013.  Production and distribution costs decreased $10.5 million, or 6.1%, due to decreased mail supply chain costs resulting from decreased fuel costs and decreased outsourced costs resulting from decreased outsourced volumes.  General and administrative expense, excluding the impairment charge increased $3.2 million, or 6.2%, compared to the prior year, reflecting $2.5 million related to a legal settlement and associated fees and $1.7 million of professional consulting services related to strategy development.  Promotional expenses also increased related to a new rebranding launch.  Depreciation and intangible asset and software amortization expense decreased slightly compared to the prior year.

Customer Interaction

Customer Interaction operating results were as follows:

	Year Ended December 31,
In thousands	2014	2013	% Change
Revenues	$499,444	$503,760	-0.9%
Operating expenses	469,664	471,739	-0.4%
Operating income	$29,780	$32,021	-7.0%

	Year Ended December 31,
In thousands	2013	2012	% Change
Revenues	$503,760	$528,045	-4.6%
Operating expenses	471,739	474,824	-0.6%
Operating income	$32,021	$53,221	-39.8%

Year ended December 31, 2014 vs. Year ended December 31, 2013

Revenues

Customer Interaction revenues decreased $4.3 million, or 0.9%, in the year ended 2014 compared to the year ended 2013.

These results reflect the impact of our retail vertical decreasing by $19.9 million, or 12.8%, compared to the year ended December 2013, as the result of our clients continuing to change to lighter and less expensive print formats in response to postal service rate increases, client mail and database losses, and reduced contact center support services from an online retailer. In addition, our technology, auto and consumer brands, and select market verticals increased by $2.3 million, or 2.0%, $2.3 million, or 2.8%, and $11.9 million, or 32.1%, respectively. These increases were offset by a decrease in revenues in our financial services vertical of $1.0 million, or 1.5% primarily due to revenue from credit card and retail banking customers. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

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

Operating Expenses

Customer Interaction operating expenses decreased $2.1 million, or 0.4%, in the year ended December 2014 compared to the year ended December 2013. Labor costs decreased compared to the year ended December 2013, primarily due to a decrease in salaries and wages.

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

Year ended December 31, 2013 vs. Year ended December 31, 2012

Revenues

Customer Interaction revenues decreased $24.3 million, or 4.6%, for the period ended December 2013 compared to the year ended December 2012. These results reflect the impact of decreases in all of our vertical markets.  Our retail vertical decreased $8.2 million, or 5.0%, the select markets vertical decreased by $2.1 million, or 5.3% and our financial services vertical decreased $1.5 million, or 2.2%.  In addition, our auto and consumer brands, healthcare and pharmaceuticals, and technology verticals decreased by $3.4 million, or 4.0%, $3.4 million, or 6.8%, and $5.7 million, or 4.7%, respectively.

Operating Expenses

Customer Interaction operating expenses decreased $3.1 million, or 0.6%, for the year ended December 2013 compared to the year ended December 2012, primarily due to a decrease in temporary labor consultants. Production and distribution costs decreased 6.0% or $10.0 million mainly due to a reduction in transportations services and shipping charges.  This decrease was offset by a general and administrative expense increase of $6.0 million compared to prior year, reflecting increased promotion expense related to rebranding and various increased business services expenses and increased professional services expense.  In addition, there was an increase in labor costs of $3.3 million, or 1.2%.

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

Trillium Software

Trillium Software operating results were as follows:

	Year Ended December 31,
In thousands	2014	2013	% Change
Revenues	$54,232	$55,850	-2.9%
Operating expenses	40,885	40,454	1.1%
Operating income	$13,347	$15,396	-13.3%

	Year Ended December 31,
In thousands	2013	2012	% Change
Revenues	$55,850	$53,049	5.3%
Operating expenses	40,454	38,391	5.4%
Operating income	$15,396	$14,658	5.0%

Year ended December 31, 2014 vs. Year ended December 31, 2013

Revenues

Trillium Software revenues decreased $1.6 million, or 2.9%, for the year ended December 2014 compared to the year ended December 2013. This decrease was primarily related to decreased revenue from sales of software licenses and professional services from two large software licenses sold in the fourth quarter of 2013 to banks.

Operating Expenses

Trillium Software operating expenses were flat in the year ended December 2014 compared to the year ended December 2013.  This is primarily due to flat labor and production expense.

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

Year ended December 31, 2013 vs. Year ended December 31, 2012

Revenues

Trillium Software revenues increased $2.8 million, or 5.3%, in 2013 compared to the year ended 2012. This decrease is primarily a result of software licenses.

Operating Expenses

Trillium Software, operating expenses increased $2.1 million, or 5.4%, in December 2013 compared to December 2012. This decrease was primarily related to a decrease in general and administrative costs relating to a reduction in bad debt expense and a decrease in production costs relating to brokered production costs and a reduction in repairs and maintenance and lease expense.

Interest Expense, Net

Year ended December 31, 2014 vs. Year ended December 31, 2013

Interest expense decreased $0.4 million, or 14.6%, in 2014 compared to 2013, due to a decreased debt balance as a result of scheduled principal payments on the 2011 Term Loan Facility, as well as an increase in offsetting interest income due to an increased investment balance.

Our debt at December 31, 2014 and 2013 is described in Note C, Long-Term Debt, in the Notes to Consolidated Financial Statements.

Year ended December 31, 2013 vs. Year ended December 31, 2012

Interest expense decreased $0.5 million, or 13.9%, in 2013 compared to 2012, due to a lower interest rate spread and a decreased debt balance as a result of scheduled principal payments on the 2011 Term Loan Facility.

Other Income and Expense

Year ended December 31, 2014 vs. Year ended December 31, 2013

Other expense, net, increased to $0.9 million compared to 2013.  This change was primarily due to net foreign currency transaction gains from the Euro and the British Pound.  2013 experienced a foreign currency loss in the same currencies.

Year ended December 31, 2013 vs. Year ended December 31, 2012

Other expense, net, declined 98.5% from $3.0 million in 2012.  This change was primarily due to a $0.9 million gain on the sale of our facility in Belgium in the first quarter of 2013, and a $1.1 million change in net foreign currency transaction gains and losses.

Income Taxes

Year ended December 31, 2014 vs. Year ended December 31, 2013

Our income tax expense of $13.3 million for 2014 resulted in an effective income tax rate of 35.7%.  Benefiting our expense was the reversal of $0.5 million of our prior year valuation allowance. This reversal was principally associated with the recovery of previously remitted foreign tax.  Our rate also benefited from having a greater proportion of our income in jurisdictions outside of the United States having tax rates below 35%.

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

Income/Earnings Per Share from Continuing Operations

Year ended December 31, 2014 vs. Year ended December 31, 2013

We recorded income from continuing operations of $24.0 million and diluted earnings per share from continuing operations of $0.38.  These results compare to income from continuing operations of $24.4 million and diluted earnings per share from continuing operations of $0.39 in 2013. The decrease in income from continuing operations, excluding the impairment charge, is primarily a result of decreased operating income and general corporate expense.

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

Economic Climate and Impact on our Financial Statements

As discussed above, we sold the assets of the California Shoppers operations on September 27, 2013.  The business and economic climate in California had a negative impact on our Shoppers’ operations and cash flows, and therefore, the cash proceeds received at sale.  The loss on sale of these assets is reflected in the discontinued operations results throughout our financial statements.  In addition, as a result of a significant decrease in forecasted revenues, management completed an evaluation of the Aberdeen Group trade name intangible asset as of September 30, 2013.  A discounted cash flow model was used to calculate the fair value of the Aberdeen Group trade name.  The significant assumptions used in this method included the (i) revenue growth rates for the Aberdeen Group, (ii) discount rate, (iii) tax rate and (iv) royalty rate.  As a consequence, we recorded a non-cash trade name intangible asset impairment charge of $2.8 million.  The impairment charge is included in Intangible Asset Impairment in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2014, cash and cash equivalents were $56.7 million, decreasing from $88.7 million at December 31, 2013.  This net decrease was a result of net cash provided by operating activities of $25.6 million, net cash used in investing activities of $11.1 million, net cash used in financing activities of $44.6 million and the negative effect of exchange rate changes of $1.8 million.

Operating Activities

Net cash provided by operating activities in 2014 was $25.6 million, compared to $59.6 million for 2013.  The $34.0 million year-over-year decrease was attributable to a $20.3 million decrease in changes within working capital assets and liabilities as well as a $15.5 million decrease in net cash provided by discontinued operations.

For 2014, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•      A decrease in accrued payroll attributable to the timing of normal payroll as well as a decrease in bonus and commission accruals;

•                  A decrease in customer postage and program discounts attributable to a decrease in customer rebate activity;

•                  An increase in accounts receivable, net attributable to an increase in days sales outstanding from 72 in 2013 to 78 in 2014;

•                  A decrease in prepaid expenses and other current assets due to timing of tax payments;

•                  A decrease in other assets attributable to a decrease in miscellaneous other assets.

Investing Activities

Net cash used in investing activities was $11.1 million in 2014, compared to net cash provided by investing activities of $10.4 million in 2013.  The $21.5 million decrease is primarily the result of the $22.5 million proceeds from the sale of Shoppers in 2013.

Financing Activities

Net cash used in financing activities was $44.6 million in 2014 compared to $30.0 million in 2013.  The $14.6 million increase is attributable to $3.1 million in increased debt payments, $5.7 million in increased purchases of treasury stock in 2014, and four quarterly dividend payments of $5.4 million in 2014 as compared to three in 2013.  The first quarter 2013 dividend payment was accelerated and paid in the fourth quarter of 2012.

Credit Facilities

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent.  The 2011 Term Loan Facility matures on August 16, 2016.  For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect.  We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.  At December 31, 2014, we had $82.7 million outstanding under the 2011 Term Loan Facility.

On August 8, 2013, we entered into a three-year $80 million revolving credit facility with a $25 million letter of credit sub-facility and a $5 million swing line loan sub-facility (2013 Revolving Credit Facility) by amending and restating a similar revolving credit facility originally entered in 2010 (2010 Revolving Credit Facility).  The 2013 Revolving Credit Facility permits us to request up to a $15 million increase in the total amount of the facility, and matures on August 16, 2016.  The 2013 Revolving Credit Facility replaced the 2010 Revolving Credit Facility, under which Harte Hanks had no borrowings as of August 8, 2013, except for letters of credit totaling approximately $9.5 million.  For each borrowing under the 2013 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the Eurodollar rate for the applicable interest period plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Agent’s prime rate, (b) the Federal Funds Rate plus 0.50% per annum, (c) Eurodollar rate plus 1.00% per annum, plus a spread which is determined based on our total debt-to-EBITDA ratio then in effect, which spread ranges from 1.25% to 2% per annum.  We are also required to pay a quarterly commitment fee under the 2013 Revolving Credit Facility. The rate of which is applied to the amount equal to the difference of the total commitment amount under the 2013 Revolving Credit Facility less the aggregate amount of outstanding obligations under such facility.  The commitment fee rate ranges from 0.50% to 0.55% per annum, depending on our total net debt-to-EBITDA ratio then in effect.  In addition, we pay a letter of credit fee with respect to outstanding letters of credit.  That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit.  We may elect to prepay the 2013 Revolving Credit Facility at any time without incurring any prepayment penalties.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte Hanks under our credit facilities.  As of December 31, 2014, we were in compliance with all of the covenants of our credit facilities.

Contractual Obligations

Contractual obligations at December 31, 2014 are as follows:

In thousands	Total	2015	2016	2017	2018	2019	Thereafter
Debt	$82,687	$18,375	$64,312	$—	$—	$—	$—
Interest on debt (1)	2,502	1,666	836	—	—	—	—
Operating leases	34,267	10,012	6,917	5,817	4,005	2,374	5,142
Capital leases	319	134	98	59	23	5	—
Deferred compensation liability	351	351	—	—	—	—	—
Unfunded pension plan benefit payments	16,598	1,537	1,531	1,601	1,593	1,584	8,752
Other long-term obligations	3,208	1,764	865	508	71	—	—
Total contractual cash obligations	$139,932	$33,839	$74,559	$7,985	$5,692	$3,963	$13,894

(1)  Future interest amounts were estimated using the December 31, 2014 effective rate on our outstanding debt of 2.17%.

At December 31, 2014, we had total letters of credit in the amount of $6.2 million.  No amounts were drawn against these letters of credit at December 31, 2014.  These letters of credit renew annually and exist to support insurance programs relating to workers’ compensation, automobile and general liability.  We had no other off-balance sheet arrangements at December 31, 2014.

Dividends

We paid a quarterly dividend of 8.5 cents per share in each quarter of 2014.  We currently plan to pay a quarterly dividend of 8.5 cents per share in each quarter of 2015, although any actual dividend declaration can be made only upon, and subject to, approval of our Board of Directors, based on its business judgment.  Except for the one-time acceleration of the first quarter 2013 dividend, we have paid consecutive quarterly dividends since the first quarter of 1995.

Share Repurchase

During 2014, we repurchased 1.2 million shares of our common stock for $7.9 million under our previous stock repurchase program that was publicly announced in August 2012 and our current stock repurchase program that was publicly announced in August 2014.  Under our current program we are authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock.  At December 31, 2014, we had authorization of $16.1 million under this program.  From 1997 through December 2014, we have supported our stockholders by spending more than $1.2 billion to repurchase 67.0 million shares under this program and previously announced programs.

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

As of December 31, 2014, we had $73.8 million of unused borrowing capacity under our 2013 Revolving Credit Facility (which matures on August 16, 2016) and a cash balance of $56.7 million.  Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2013 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months.  Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate.  A deep or enduring economic recession in the U.S. or other markets we or our clients serve could have a material adverse effect on our business, financial position or operating results.

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

Revenue from database subscriptions is based on a fixed price and is recognized ratably over the term of the subscription.  Revenue from stand-alone technology data sales is recognized at the time of delivery.

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

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts at a balance adequate to reduce accounts receivable to the amount of cash expected to be realized upon collection.  The methodology used to determine the minimum allowance balance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories.  The balance is also influenced by specific clients’ financial strength and circumstance.  Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible.  Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss).  We recorded bad debt expense of $0.5 million, $0.0 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  At December 31, 2014 and 2013, our allowance for doubtful accounts was $1.2 million and $1.7 million, respectively.  While we believe our reserve estimate to be appropriate, we may find it necessary to adjust the allowance for doubtful accounts if future bad debt expense exceeds the estimated reserve.  Given the significance of accounts receivable to the consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and a portion of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense.  Our deductible for individual healthcare claims is $0.3 million.  Our deductible for workers’ compensation is $0.5 million.  We have a $0.3 million deductible for automobile and general liability claims.  Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims.  We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations.  At December 31, 2014 and 2013, our reserve for healthcare, workers’ compensation, net, automobile and general liability was $7.8 million and $9.4 million, respectively.  If ultimate losses were 10% higher than our estimate at December 31, 2014, net income would be impacted by approximately $0.5 million, net of taxes.  The amount that earnings would be impacted is dependent on the claim year and our deductible levels for that plan year.  Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss).  Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income (Loss).

Goodwill and Other Intangible Assets

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired.  Other intangibles with definite and indefinite useful lives are recorded at fair value at the date of the acquisition.  We assess the impairment of our goodwill and other intangible assets by determining the fair value of each of our reporting units and comparing the fair value to the carrying value for each reporting unit.  Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, the amount and timing of expected future cash flows, and perpetual growth rates.  During second quarter of 2014, we have determined our reporting units as Customer Interactions and Trillium Software. In this analysis, our goodwill was allocated to each reporting unit based on the estimated fair value of the reporting unit. We performed an impairment test immediately before and after the change in reporting units, utilizing this same methodology as our November 30 annual impairment test and no indication of impairment was identified.

At December 2014, 2013 and 2012, the net book value of our goodwill was allocated to our reporting units as follows:

In thousands	2014	2013	2012
Continuing Operations
Customer Interactions	$248,891	$377,854	$377,854
Trillium Software	149,273	20,310	20,310
Discontinued Operations	—	—	10,551
Total Goodwill	$398,164	$398,164	$408,715

As a result of a significant decrease in forecasted revenues and an overall strategic assessment of the related operations, management completed an evaluation of the Aberdeen Group trade name as of September 30, 2013.  A discounted cash flow model was used to calculate the fair value of the Aberdeen trade name.  The significant assumptions used in this method included the (i) revenue growth rates for Aberdeen, (ii) discount rate, (iii) tax rate and (iv) royalty rate.  These assumptions are considered Level 3 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures.  Harte Hanks recorded a non-cash trade name intangible asset impairment charge of $2.8 million.  The impairment charge is included in Impairment of other intangible assets in the Consolidated Statements of Comprehensive Income (Loss) in the third quarter of 2013.

We performed our annual goodwill impairment testing as of November 30, 2014.  In 2014, overall fair value was compared to overall market capitalization. In addition, and consistent with prior periods, fair value was determined using a discounted cash flow model and a cash flow multiple model analysis. Based on the results of our November 30, 2014 impairment tests, we did not record any additional impairment losses in 2014 related to goodwill and other intangible assets.  We did not record an impairment loss related to goodwill for our continuing operations in 2013 or 2012.

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

A summary of the critical assumptions utilized for our impairment testing in 2014 are outlined above. We believe this information, coupled with our sensitivity analysis, provide relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

For the annual goodwill impairment tests performed in 2014, we did not significantly change the methodology used in 2013 to determine the fair value of our reporting unit.  We made changes to certain assumptions utilized in the models for 2013 compared with the prior year due to the applicable economic environments, affecting our business.

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

Income Taxes

We are subject to income taxes in the United States and numerous other jurisdictions.  Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method.  Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.  We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different.  We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.  The provision for income taxes includes the effects of any reserves that we believe are appropriate, as well as the related net interest and penalties.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Determining the fair value of share-based awards requires judgment, including in some cases estimating expected term, volatility and dividend yield.  In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited.  If actual results differ significantly from some of these estimates, stock-based compensation expense and our results of operations could be materially impacted.  For the years ended December 31, 2014, 2013 and 2012, we recorded total stock-based compensation expense of $4.1 million, $5.7 million and $3.4 million, respectively.

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

We are exposed to market risk for changes in interest rates related to our credit facilities.  Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.17% at December 31, 2014).  Our five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At December 31, 2014, our debt balance related to the 2011 Term Loan Facility was $82.7 million.  Our three-year $80 million 2013 Revolving Credit Facility also has a maturity date of August 16, 2016.  At December 31, 2014, we did not have any debt outstanding under the 2013 Revolving Credit Facility.

Assuming the actual level of borrowings throughout 2014, and assuming a one percentage point change in the average interest rates, we estimate that our net income for 2014 would have changed by approximately $0.6 million.  Due to our overall debt level and cash balance at December 31, 2014, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.  At this time we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries.  Our primary exchange rate exposure is to the Euro, British Pound Sterling, Australian Dollar and Philippine Peso.  We monitor these risks throughout the normal course of business.  The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies.  Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss).  Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings.  A smaller portion of our transactions are denominated in currencies other than the respective local currencies.  For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars.  Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction.  Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income (Loss).  Transactions such as these amounted to $0.3 million in pre-tax currency transaction gains in 2014.  At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

We do not enter into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

ITEM 8.                                                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be presented under Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page 47 of this Form 10-K (Financial Statements).

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control Over Financial Reporting are set forth in the Consolidated Financial Statements beginning on page 47.

ITEM 9B.                                        OTHER INFORMATION

None.

PART III

Some of the information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2015 annual meeting of stockholders (2015 Proxy Statement), as indicated below.  Our 2015 Proxy Statement will be filed with the SEC not later than 120 days after December 31, 2014.  Because the 2015 Proxy Statement has not yet been finalized and filed, there may be certain discrepancies between the currently anticipated section headings specified below and the final section headings contained in the 2015 Proxy Statement.

ITEM 10.                                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item regarding our directors and executive officers will be set forth in our 2015 Proxy Statement under the caption “Directors and Executive Officers”, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2015 Proxy Statement under the caption “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (Code of Ethics), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2015 Proxy Statement under the caption “Corporate Governance”, which information is incorporated herein by reference.

Our Code of Ethics may be found on our website at www.HarteHanks.com “Corporate Governance” section of the “Investors” tab, and a printed copy of our Code of Ethics will be furnished without charge, upon written request to Harte Hanks, Inc., Attn: Corporate Secretary, 9601 McAllister Freeway, Suite 610, San Antonio, Texas 78216. In accordance with the rules of the NYSE and the SEC, we currently intend to disclose any future amendments to our Code of Ethics, or waivers from our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, by posting such information on our website (www.HarteHanks.com) within the time period required by applicable SEC and NYSE rules.

Management Certifications

In accordance with the Sarbanes-Oxley Act of 2002 and SEC rules thereunder, our Chief Executive Officer and Chief Financial Officer have signed certifications under Sarbanes-Oxley Section 302, which have been filed as exhibits to this Form 10-K.  In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE under Section 303A.12(a) of the NYSE listing standards on June 13, 2014.

ITEM 11.                                          EXECUTIVE COMPENSATION

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2015 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2015 Proxy Statement under the caption “Compensation Committee Report” is not deemed to be “filed” with the SEC or subject to the liabilities of the 1934 Act.

ITEM 12.                                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners, management and directors will be set forth in our 2015 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2015 Proxy Statement under the caption “Executive Compensation - Equity Compensation Plan Information at Year-End 2014,” which information is incorporated herein by reference.

ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The information required by this item regarding transactions with related persons, including our policies and procedures for the review, approval or ratification of related person transactions that are required to be disclosed under the SEC’s rules and regulations, will be set forth in our 2015 Proxy Statement under the caption “Corporate Governance—Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2015 Proxy Statement under the caption “Corporate Governance—Independence of Directors,” which information is incorporated herein by reference.

ITEM 14.                                          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2015 Proxy Statement under the caption “Audit Committee and Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
15(a)(1)	Financial Statements

The financial statements filed as part of this report and referenced in Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page 47 of this Form 10-K (Financial Statements).

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

HARTE HANKS, INC.

By:	/s/ Robert A. Philpott
Robert A. Philpott
President and Chief Executive Officer

Date:                March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert A. Philpott	/s/ Douglas C. Shepard
Robert A. Philpott	Douglas C. Shepard
Director; President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
Date: March 5, 2015	Date: March 5, 2015

/s/ Carlos M. Alvarado	/s/ Christopher M. Harte
Carlos M. Alvarado	Christopher M. Harte, Chairman
Vice President, Finance and	Date:March 5, 2015
Corporate Controller
Date: March 5, 2015

/s/ Stephen E. Carley	/s/ Scott C. Key
Stephen E. Carley, Director	Scott C. Key, Director
Date: March 5, 2015	Date: March 5, 2015

/s/ David L. Copeland	/s/ Judy C. Odom
David L. Copeland, Director	Judy C. Odom, Director
Date: March 5, 2015	Date:March 5, 2015

/s/ William F. Farley	/s/ Karen A. Puckett
William F. Farley, Director	Karen A. Puckett, Director
Date: March 5, 2015	Date: March 5, 2015

Harte Hanks, Inc. and Subsidiaries

All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harte Hanks, Inc.:

We have audited the accompanying consolidated balance sheets of Harte Hanks, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harte Hanks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended

December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Harte Hanks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Antonio, Texas
March 5, 2015

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on our consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting, which is contained in this Annual Report on Form 10-K.

March 5, 2015

/s/ Robert A. Philpott
Robert A. Philpott
President and Chief Executive Officer

/s/ Douglas C. Shepard
Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

/s/ Carlos M. Alvarado
Carlos M. Alvarado
Vice President, Finance and
Corporate Controller

Harte Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$56,749	$88,747
Accounts receivable (less allowance for doubtful accounts of $1,224 at December 31, 2014 and $1,729 at December 31, 2013)	125,295	120,122
Inventory	1,235	1,286
Prepaid expenses	9,000	8,528
Current deferred income tax asset	5,077	7,696
Prepaid income tax	1,185	4,755
Other current assets	7,953	8,171
Total current assets	$206,494	$239,305
Property, plant and equipment
Land	—	20
Buildings and improvements	17,112	16,194
Software	88,422	86,879
Equipment and furniture	102,688	104,120
Software development and equipment installations in progress	2,390	3,352
Gross property, plant and equipment	210,612	210,565
Less accumulated depreciation and amortization	(173,699)	(169,854)
Net property, plant and equipment	36,913	40,711
Goodwill	398,164	398,164
Other intangible assets (less accumulated amortization of $9,774 at December 31, 2014 and $9,748 at December 31, 2013)	2,277	2,303
Other assets	3,351	5,053
Total assets	$647,199	$685,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$18,375	$15,313
Accounts payable	36,478	36,756
Accrued payroll and related expenses	9,773	16,255
Deferred revenue and customer advances	33,631	36,257
Income taxes payable	2,462	3,407
Customer postage and program deposits	17,120	23,877
Other current liabilities	6,430	8,978
Total current liabilities	124,269	140,843
Long-term debt	64,312	82,687
Pensions	65,156	39,194
Other long-term liabilities (including deferred income taxes of $59,532 at December 31, 2014 and $65,788 at December 31, 2013)	66,786	73,758
Total liabilities	$320,523	$336,482

Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized 119,606,551 shares issued at December 31, 2014 and 119,186,705 shares issued at December 31, 2013	119,607	119,187
Additional paid-in capital	346,239	345,095
Retained earnings	1,165,707	1,163,201
Less treasury stock, 57,832,362 shares at cost at December 31, 2014 and 56,600,972 shares at cost at December 31, 2013	(1,257,648)	(1,250,311)
Accumulated other comprehensive loss	(47,229)	(28,118)
Total stockholders’ equity	326,676	349,054
Total liabilities and stockholders’ equity	$647,199	$685,536

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In thousands, except per share amounts	2014	2013	2012
Operating revenues	$553,676	$559,609	$581,091
Operating expenses
Labor	279,135	281,924	278,639
Production and distribution	166,959	161,600	172,132
Advertising, selling, general and administrative	51,900	54,937	51,729
Intangible asset impairment	—	2,750	—
Depreciation, software and intangible asset amortization	14,920	15,737	15,922
Total operating expenses	512,914	516,948	518,422
Operating income	40,762	42,661	62,669
Other expenses
Interest expense, net	2,559	2,998	3,484
Other, net	897	46	2,993
	3,456	3,044	6,477
Income from continuing operations before income taxes	37,306	39,617	56,192
Income tax expense	13,315	15,176	20,796
Income from continuing operations	23,991	24,441	35,396

Income (loss) from discontinued operations, net of income taxes	—	1,284	(116,033)
Loss on sales of discontinued operations, net of income taxes	—	(12,355)	(2,716)
Total discontinued operations	—	(11,071)	(118,749)

Net income (loss)	$23,991	$13,370	$(83,353)

Basic earnings (loss) per common share
Continuing operations	$0.38	$0.39	$0.56
Discontinued operations	0.00	(0.18)	(1.89)
Basic earnings (loss) per common share	$0.38	$0.21	$(1.33)

Weighted-average common shares outstanding	62,444	62,503	62,887

Diluted earnings (loss) per common share
Continuing operations	$0.38	$0.39	$0.56
Discontinued operations	0.00	(0.18)	(1.88)
Diluted earnings (loss) per common share	$0.38	$0.21	$(1.32)

Weighted-average common and common equivalent shares outstanding	62,658	62,812	63,148

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$(17,281)	$22,152	$(5,726)
Foreign currency translation adjustments	(1,830)	(536)	1,315
Total other comprehensive income (loss), net of tax	(19,111)	21,616	(4,411)
Comprehensive income (loss)	$4,880	$34,986	$(87,764)

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2014	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$23,991	$13,370	$(83,353)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities
(Gain) Loss from discontinued operations	—	(1,284)	116,033
Loss on sale of discontinued operations	—	12,355	2,716
Intangible asset impairment	—	2,750	—
Depreciation and software amortization	14,894	15,530	15,676
Intangible asset amortization	26	206	246
Stock-based compensation	4,055	5,744	3,412
Excess tax benefits from stock-based compensation	—	(42)	(57)
Net pension cost (payments)	(2,860)	784	158
Deferred income taxes	5,798	1,744	721
Other, net	—	(2,606)	(325)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	(5,173)	7,630	12,069
Decrease (increase) in inventory	51	(507)	(45)
Increase in prepaid expenses and other current assets	3,316	(2,536)	(4,618)
(Decrease) increase in accounts payable	(278)	(1,336)	(4,270)
(Decrease) increase in other accrued expenses and liabilities	(20,055)	9,398	(1,648)
Other, net	1,796	(17,089)	(191)
Net cash provided by continuing operations	25,561	44,111	56,524
Net cash provided by (used in) discontinued operations	—	15,461	19,856
Net cash provided by operating activities	25,561	59,572	76,380

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(11,265)	(15,873)	(13,461)
Proceeds from the sale of property, plant and equipment	169	3,723	537
Net cash flows from investing activities within discontinued operations	—	22,500	(395)
Net cash provided by (used in) investing activities	(11,096)	10,350	(13,319)

Cash Flows from Financing Activities
Repayment of borrowings	(15,313)	(12,250)	(69,188)
Debt financing costs	—	(581)	—
Issuance of common stock	(481)	512	660
Excess tax benefits from stock-based compensation	—	42	57
Purchase of treasury stock	(7,354)	(1,625)	(4,402)
Dividends paid	(21,485)	(16,121)	(26,961)
Net cash used in financing activities	(44,633)	(30,023)	(99,834)

Effect of exchange rate changes on cash and cash equivalents	(1,830)	(536)	225
Net increase (decrease) in cash and cash equivalents	(31,998)	39,363	(36,548)
Cash and cash equivalents at beginning of year	88,747	49,384	85,932
Cash and cash equivalents at end of year	$56,749	$88,747	$49,384

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Equity

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(loss)	Total Stockholders’ Equity
Balance at December 31, 2011	$118,487	$341,149	$1,276,266	$(1,244,224)	$(45,323)	$446,355
Exercise of stock options and release of unvested shares	250	410	—	(205)	—	455
Net tax effect of stock options exercised and release of unvested shares	—	(3,082)	—	—	—	(3,082)
Stock-based compensations	—	3,412	—	—	—	3,412
Dividends paid ($0.425 per share)	—	—	(26,961)	—	—	(26,961)
Treasury stock issued	—	(303)	—	454	—	151
Purchase of treasury stock	—	—	—	(4,402)	—	(4,402)
Net income (loss)	—	—	(83,353)	—	—	(83,353)
Other comprehensive loss	—	—	—	—	(4,411)	(4,411)
Balance at December 31, 2012	$118,737	$341,586	$1,165,952	$(1,248,377)	$(49,734)	$328,164
Exercise of stock options and release of unvested shares	450	469	—	(407)	—	512
Net tax effect of stock options exercised and release of unvested shares	—	(2,606)	—	—	—	(2,606)
Stock-based compensations	—	5,744	—	—	—	5,744
Dividends paid ($0.255 per share)	—	—	(16,121)	—	—	(16,121)
Treasury stock issued	—	(98)	—	135	—	37
Purchase of treasury stock	—	—	—	(1,662)	—	(1,662)
Net income	—	—	13,370	—	—	13,370
Other comprehensive income	—	—	—	—	21,616	21,616
Balance at December 31, 2013	$119,187	$345,095	$1,163,201	$(1,250,311)	$(28,118)	$349,054
Exercise of stock options and release of unvested shares	420	(151)	—	(750)	—	(481)
Net tax effect of stock options exercised and release of unvested shares	—	(1,993)	—	—	—	(1,993)
Stock-based compensations	—	4,055	—	—	—	4,055
Dividends paid ($0.34 per share)	—	—	(21,485)	—	—	(21,485)
Treasury stock issued	—	(767)	—	1,307	—	540
Purchase of treasury stock	—	—	—	(7,894)	—	(7,894)
Net income	—	—	23,991	—	—	23,991
Other comprehensive income	—	—	—	—	(19,111)	(19,111)
Balance at December 31, 2014	$119,607	$346,239	$1,165,707	$(1,257,648)	$(47,229)	$326,676

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note A — Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements present the financial position and the results of operations and cash flows of Harte Hanks, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

As used in this report, the terms “Harte Hanks,” “we,” “us,” or “our” may refer to Harte Hanks, Inc., one or more of our consolidated subsidiaries, or all of them taken as a whole.

Discontinued Operations

As discussed in Note O, Discontinued Operations, we sold the assets of our Florida Shoppers operations on December 31, 2012 and the assets of our California Shoppers operations on September 27, 2013.  The operating results and related balances of Shoppers, including the losses on the sales, are being reported as discontinued operations in the Consolidated Financial Statements.  Unless otherwise stated, amounts related to the Shoppers operations are excluded from the Notes to Consolidated Financial Statements for all years presented.

Reclassification of Prior Year Amounts

All prior year amounts related to discontinued operations have been reclassified for comparative purposes.

During the second quarter of 2014, the Company initiated a new strategy and revised the operational structure to suit that new strategy by organizing into two distinct operating divisions: Customer Interaction and Trillium Software.  We determined that these two divisions were reportable segments and accordingly we have revised our segment reporting to reflect our current management approach and recast prior periods presented herein to conform to the current reportable segments presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results and outcomes could differ from those estimates and assumptions.  Such estimates include, but are not limited to, estimates related to pension accounting; estimates related to fair value for purposes of assessing goodwill, long-lived assets and intangible assets for impairment; estimates related to income taxes; and estimated related to contingencies.  On an ongoing basis, management reviews its estimates based on currently available information.  Changes in facts and circumstances could result in revised estimates and assumptions.

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

	Year Ended December 31,
In thousands	2014	2013	2012
Balance at beginning of year	$1,729	$2,574	$2,445
Net charges to expense	(68)	47	722
Amounts recovered against the allowance, net of charges	(437)	(892)	(593)
Balance at end of year	$1,224	$1,729	$2,574

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

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We did not record an impairment of long-lived assets in 2014, 2013 or 2012.

Property, plant and equipment includes capital lease assets.  Capital lease assets at December 31, 2014 and 2013 consisted of:

	December 31,
In thousands	2014	2013
Equipment and furniture	$1,351	$2,323
Less accumulated amortization	(980)	(1,535)
Net book value	$371	$788

Amortization expense related to capital lease assets was $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Depreciation and amortization on the remaining property, plant and equipment was $14.7 million, $15.4 million and $15.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Goodwill and Other Intangibles

Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired.  Other intangibles with definite and indefinite useful lives are recorded at fair value at the date of the acquisition.  The Company tests its goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and as of an interim date should factors or indicators become apparent that would require an interim test.  During the second quarter of 2014, Harte Hanks initiated a new strategy and began implementing changes to optimize our operational structure for that strategy. As a result, we now report two distinct divisions as reportable segments and reporting units — Customer Interaction and Trillium Software. The Company performs a qualitative assessment to determine whether fair value may be less than carrying value and, if necessary, assesses the impairment of its goodwill by determining the fair value of each of its reporting units and comparing the fair value to the carrying value for each reporting unit.  Fair values of our reporting units and other intangibles with indefinite useful lives have been determined using discounted cash flow and cash flow multiple methodologies.  Our overall market capitalization also was considered when evaluating the fair values of our reporting units.  Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value.

As a result of a significant decrease in forecasted revenues and an overall strategic assessment of the related operations, management completed an evaluation of the Aberdeen Group trade name as of September 30, 2013.  A discounted cash flow model was used to calculate the fair value of the Aberdeen Group trade name.  The significant assumptions used in this method included the (i) revenue growth rates for the Aberdeen Group, (ii) discount rate, (iii) tax rate and (iv) royalty rate.  These assumptions are considered Level 3 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures.  Harte Hanks recorded a non-cash trade name intangible asset impairment charge of $2.8 million.  The impairment charge is included in Intangible impairment in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013.

As a result of continuing revenue declines in Shoppers, and in conjunction with management’s evaluation of the business, the Company determined that a triggering event had occurred in the second quarter of 2012.  The subsequent goodwill impairment testing resulted in impairment charges in the second quarter of 2012 of $156.9 million.  We also recorded $8.4 million in impairment charges related to trade names and client relationships associated with the Flyer, which are part of the Florida Shoppers operations.  The total impairment of $165.3 million is included in discontinued operations.

We have not recorded any other impairments of goodwill or other intangible assets in our continuing operations in any of the years during the three-year period ended December 31, 2014.

Income Taxes

Income taxes are calculated using the asset and liability method.  Deferred income taxes are recognized for the tax consequences resulting from temporary differences by applying enacted statutory tax rates applicable to future years.  These temporary differences are associated with differences between the financial and the tax basis of existing assets and liabilities.  Valuation allowances have been established where we have assessed that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future.  Any statutory change in tax rates will be recognized immediately in deferred taxes and income. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.

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

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for our workers’ compensation, automobile, general liability and the majority of our healthcare insurance. We make various subjective judgments about a number of factors in determining our reserve for healthcare, workers’ compensation, automobile and general liability insurance, and the related expense.  Our deductible for individual healthcare claims is $0.3 million.  Our deductible for workers’ compensation is $0.5 million.  We have a $0.3 million deductible for automobile and general liability claims.  Our insurance administrator provides us with estimated loss reserves, based upon its experience dealing with similar types of claims, as well as amounts paid to date against these claims.  We apply actuarial factors to both insurance estimated loss reserves and to paid claims and then determine reserve levels, taking into account these calculations.  At December 31, 2014 and 2013, our reserve for healthcare, workers’ compensation, net, automobile and general liability was $7.8 million and $9.4 million, respectively.  Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss).  Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income (Loss).

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

Geographic Concentrations

Depending on the needs of our clients, our services are provided in an integrated approach through more than 30 facilities worldwide, of which 8 are located outside of the U.S.

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2014	2013	2012
Revenue (1)
United States	$463,752	$469,596	$492,118
Other countries	89,924	90,013	88,973
Total revenue	$553,676	$559,609	$581,091

	December 31,
In thousands	2014	2013
Property, plant and equipment (2)
United States	$33,134	$34,556
Other countries	3,779	6,155
Total property, plant and equipment	$36,913	$40,711

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

•                  Component of an entity or group of components that:

•          has been disposed, meets the criteria to be classified as held-for sale, or has been abandoned/spun-off; and

•          represents a strategic shift that has (or will have a major effect on an entity’s operations and financial results), or a

•                  Business or nonprofit activity that, on acquisition, meets the criteria to be classified as held-for sale.

This ASU is effective for interim periods beginning after December 15, 2014, is applied prospectively and early adoption is permitted. This ASU does not have an impact on our December 31, 2014 financial statements and does not impact any of our previously reported and disclosed discontinued operations. The impact of the Company will be dependent on any transaction that is within the scope of the new guidance.

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values.  These instruments include cash and cash equivalents, accounts receivable and trade payables.  The fair value of our outstanding debt is disclosed in Note C, Long-Term Debt.  The fair value of the assets in our funded pension plan is disclosed in Note F, Employee Benefit Plans.  As discussed in Note E, Goodwill and Other Intangible Assets, in the third quarter of 2013, the fair value of our Aberdeen Group trade name was calculated using a discounted cash flow model.

Note C — Long-Term Debt

Our long-term debt obligations at year-end were as follows:

	December 31,
In thousands	2014	2013
2013 Revolving Credit Facility, various interest rates based on Eurodollar rate, due August 16, 2016 ($73.8 million capacity and effective rate of 2.42% at December 31, 2014)	$—	$—
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.17% at December 31, 2014), due August 16, 2016	82,687	98,000
Total debt	$82,687	$98,000
Less current maturities	18,375	15,313
Total long-term debt	$64,312	$82,687

The carrying values and estimated fair values of our outstanding debt at year-end were as follows:

	December 31,
	2014		2013
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Debt	$82,687	$82,687	$98,000	$98,000

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

At December 31, 2014 we had letters of credit totaling $6.2 million issued under the 2013 Revolving Credit Facility, decreasing the amount available for borrowing to $73.8 million.  At December 31, 2013 we had letters of credit totaling $7.5 million issued under the 2013 Revolving Credit Facility, decreasing the amount available for borrowing to $72.5 million.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte Hanks under our credit facilities.  As of December 31, 2014, we were in compliance with all of the covenants of our credit facilities.

The future minimum principal payments related to our debt at December 31, 2014 are as follows:

In thousands
2015	$18,375
2016	64,312
2017	—
2018	—
2019	—
Thereafter	—
$82,687

Cash payments for interest were $2.5 million, $2.8 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note D — Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2014	2013	2012
Current
Federal	$5,836	$8,689	$14,676
State and Local	619	3,554	3,521
Foreign	1,062	1,189	1,878
Total Current	$7,517	$13,432	$20,075

Deferred
Federal	$2,862	$3,532	$2,831
State and local	2,177	(2,142)	(1,232)
Foreign	759	354	(878)
Total Deferred	$5,798	$1,744	$721

Total income tax expense	$13,315	$15,176	$20,796

The U.S. and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended December 31,
In thousands	2014	2013	2012
United States	$29,962	$33,143	$52,287
Foreign	7,344	6,474	3,905
Total income (loss) from continuing operations before income taxes	$37,306	$39,617	$56,192

The differences between total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2014	Rate	2013	Rate	2012	Rate
Computed expected income tax expense (benefit)	$13,057	35%	$13,866	35%	$19,667	35%
Net effect of state income taxes	1,817	5%	918	2%	2,501	4%
Foreign subsidiary dividend inclusions	135	0%	1,125	3%	120	0%
Foreign tax rate benefit	(749)	-2%	(570)	-1%	(366)	-1%
Change in beginning of year valuation allowance	(537)	-1%	(87)	0%	(1,225)	-2%
Other, net	(408)	-1%	(76)	0%	99	0%
Income tax expense (benefit) for the period	$13,315	36%	$15,176	38%	$20,796	37%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2014	2013	2012
Continuing operations	$13,315	$15,176	$20,796
Discontinued operations	—	1,225	(48,959)
Loss on sale	—	(9,047)	(2,147)
Stockholders’ equity	(9,527)	17,373	(736)
Total	$3,788	$24,727	$(31,046)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Year Ended December 31,
In thousands	2014	2013
Deferred tax assets
Deferred compensation and retirement plan	$25,432	$14,449
Accrued expenses not deductible until paid	3,925	4,430
Employee stock-based compensation	1,182	2,561
Accrued payroll not deductible until paid	948	2,270
Accounts receivable, net	1,175	1,345
Other, net	76	124
State income tax	60	269
Federal net operating loss carryforwards	130	130
Foreign net operating loss carryforwards	2,805	2,750
State net operating loss carryfowards	2,010	2,037
Foreign tax credit carryforwards	739	1,125
Capital loss carryforwards	7,182	6,713
Total gross deferred tax assets	45,664	38,203
Less valuation analysis	(10,933)	(10,744)
Net deferred tax assets	$34,731	$27,459

Deferred tax liabilities
Property, plant and equipment	$(6,484)	$(7,250)
Goodwill and other intangibles	(82,702)	(78,301)
Total gross deferred tax liabilities	(89,186)	(85,551)
Net deferred tax liabilities	$(54,455)	$(58,092)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2014 and 2013.

Net deferred taxes are recorded both as a current deferred income tax asset and as other long-term liabilities based upon the classification of the related assets and liabilities that give rise to the temporary difference.  There are approximately $29.7 million and $19.8 million of deferred tax assets related to non-current items that are netted with long-term deferred tax liabilities at December 31, 2014 and 2013, respectively.

Harte Hanks or one of our subsidiaries files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions.  For U.S. federal, U.S. state and foreign returns, we are no longer subject to tax examinations for years prior to 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

In thousands
Balance at January 1, 2013	$51
Additions for current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	—
Lapse of statute	(24)
Settlements	—
Balance at December 31, 2013	$27

Additions for current year tax positions	$—
Additions for prior year tax positions	—
Reductions for prior year tax positions	—
Lapse of statute	(27)
Settlements	—
Balance at December 31, 2014	$—

As of December 31, 2014 there is no federally effected unrecognized tax benefit to be recognized in future periods.

We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss).  We did not recognize any tax benefits for the reduction of accrued interest and penalties associated with the reduction of the liability for unrecognized tax benefits during the year ended December 31, 2013, but recognized $0.1 million during the year ended December 31, 2014 and December 31, 2013.  We did not have any interest and penalties accrued at December 31, 2014 or 2013.

As of December 31, 2014, we had net operating loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2029.

The valuation allowance for deferred tax assets was $10.9 million and $10.7 million at December 31, 2014 and 2013.  The net change in valuation allowance was an increase of $0.2 million in 2014 and $8.3 million in 2013.  The valuation allowance at December 31, 2014 and December 31, 2013 relates to net operating loss, capital loss, and foreign tax credit carryforwards, which are not expected to be realized.  As part of our assessment of the realizability of our deferred tax assets, and based on the expectations of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, we reduced our January 1, 2012 valuation allowance associated with the Florida Shoppers net operating loss by $1.0 million.

Deferred income taxes have not been provided on the undistributed earnings of our foreign subsidiaries as these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries.  As of December 31, 2014, the net cumulative undistributed earnings of these subsidiaries were approximately $1.9 million.  If those earnings were not considered permanently reinvested, U.S. federal deferred income taxes would have been recorded, after consideration of U.S. foreign tax credits.  However, it is not practicable to estimate the amount of additional taxes which may be payable upon the distribution of their cumulative earnings.  As of December 31, 2014 approximately $4.7 million of cash is located within certain foreign subsidiaries that if repatriated would require that we accrue and pay approximately $0.9 million in additional tax.

Cash payments for income taxes were $4.9 million, $11.3 million and $13.6 million in 2014, 2013 and 2012, respectively.

Note E — Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquisition over the fair values of the identifiable net assets acquired.  Other intangible assets with definite and indefinite useful lives are recorded at fair value at the date of acquisition.  The Company tests its goodwill and other intangible assets with indefinite useful lives for impairment as of November 30 of each year and as of an interim date should factors or indicators become apparent that would require an interim test. The Company performs a qualitative assessment to determine whether fair value may be less than carrying value and, if necessary, assesses the impairment of its goodwill by determining the fair value of each of its reporting units and comparing the fair value to the carrying value for each reporting unit. During the second quarter of 2014, Harte Hanks initiated a new strategy and began implementing changes to optimize our operational structure for that strategy. As a result, we now report two distinct divisions as reportable segments and reporting units — Customer Interaction and Trillium Software. We performed an impairment test immediately before and after this change in reporting units, utilizing the same methodology as our November 30 annual impairment test and no indication of impairment was identified.

In 2013, as a result of a significant decrease in forecasted revenues and an overall strategic assessment of the related operations, management completed an evaluation of the Aberdeen Group trade name as of September 30, 2013.  A discounted cash flow model was used to calculate the fair value of the Aberdeen Group trade name.  The significant assumptions used in this method included the (i) revenue growth rates for the Aberdeen Group, (ii) discount rate, (iii) tax rate and (iv) royalty rate.  These assumptions are considered Level 3 inputs under the fair value hierarchy established by ASC 820.  As a result of this analysis, during the third quarter of 2013 the Company recorded a non-cash trade name intangible asset impairment charge of $2.8 million.  The impairment charge is included in Intangible impairment in the Consolidated Statements of Comprehensive Income (Loss) in the year ended December 31, 2013.

In 2012, as a result of continuing revenue declines in Shoppers, and in conjunction with management’s evaluation of the business, the Company determined that a triggering event had occurred and that an interim step-one impairment test of Shoppers’ goodwill was warranted in connection with the preparation of its second quarter 2012 financial statements.  The fair value of the Shoppers unit was estimated using a discounted cash flow model and a cash flow multiple model.  The fair value of the Shoppers unit was estimated to be less than its related carrying value.  Management determined that the goodwill balance with respect to this reporting unit was impaired and step-two testing was deemed necessary.

The 2012 impairment analysis indicated that $156.9 million of goodwill and $8.4 million of other intangibles, relating to trade names and client relationships associated with the Tampa Flyer (included in the Florida Shoppers operations) acquisition in April 2005, were impaired.  As a result, a total impairment charge of $165.3 million was recorded in the Consolidated Statements of Comprehensive Income (Loss) in the second quarter of 2012 and is reflected in the Discontinued Operations section of the Statements of Comprehensive Income (Loss).

We performed our annual goodwill impairment testing as of November 30, 2014.  Consistent with prior periods, fair value was determined using a discounted cash flow model, a cash flow multiple model, and with consideration of our overall market capitalization.  We did not record any impairment losses in 2014, 2013 or 2012 related to goodwill associated with our continuing operations.

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

The net book value of our goodwill was allocated as follows:

In thousands	2014	2013	2012
Continuing Operations
Customer Interactions	$248,891	$377,854	$377,854
Trillium Software	149,273	20,310	20,310
Discontinued Operations	—	—	10,551
Total Goodwill	$398,164	$398,164	$408,715

Other intangibles with indefinite useful lives relate to trade names associated with the Aberdeen Group acquisition in September 2006.  The changes in the carrying amount of other intangibles with indefinite lives are as follows:

In thousands
Balance at December 31, 2012	$5,000
Purchase Price Consideration	—
Impairment	(2,750)
Balance at December 31, 2013	$2,250
Purchase Price Consideration	—
Balance at December 31, 2014	$2,250

Other intangibles with definite useful lives all relate to contact databases, client relationships and non-compete agreements.  Other intangible assets with definite useful lives are amortized on a straight-line basis over their respective estimated useful lives, typically a period of 3 to 10 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We did not record an impairment loss related to other intangibles with definite useful lives associated with our continuing operations in any of the years in the three year period ended December 31, 2014.

The changes in the carrying amount of other intangibles with definite lives are as follows:

In thousands
Balance at December 31, 2012	$259
Purchase Price Consideration	—
Amortization	(206)
Impairment	—
Balance at December 31, 2013	$53
Purchase Price Consideration	—
Amortization	(26)
Impairment	—
Balance at December 31, 2014	$27

Amortization expense related to other intangibles with definite useful lives was $0.03 million, $0.2 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Expected amortization expense for the next five years is as follows:

In thousands
2015	$27
2016	—
2017	—
2018	—
2019	—
Thereafter	—
$27

Note F — Employee Benefit Plans

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible (the Qualified Pension Plan).  In conjunction with significant enhancements to our 401(k) plan, we elected to freeze benefits under the Qualified Pension Plan as of December 31, 1998.

In 1994, we adopted a non-qualified, unfunded, supplemental pension plan (Restoration Pension Plan) covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from the principal pension plan were it not for limitations imposed by income tax regulation.  The benefits under the Restoration Pension Plan were intended to provide benefits equivalent to our Qualified Pension Plan as if such plan had not been frozen.

Effective April 1, 2014, we froze benefits under our Restoration Pension Plan, which was accounted for as a curtailment of the plan in the second quarter of 2014. The plan freeze resulted in a reduction of plan expense of $0.4 million during 2014 and a reduction in the projected benefit obligation of $1.1 million. This curtailment gain offsets the unrecognized loss held by the Restoration Pension Plan. The remaining portion of the unrecognized loss will then be amortized over the average life expectancy of all participants.

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

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$161,370	$179,077
Service cost	100	343
Interest cost	7,698	7,237
Actuarial (gain) loss	32,018	(16,488)
Benefits paid	(9,051)	(8,799)
Curtailments	(1,070)	—
Benefit obligation at end of year	$191,065	$161,370

Change in plan assets
Fair value of plan assets at beginning of year	120,604	102,174
Actual return on plan assets	6,887	21,127
Contributions	5,932	6,102
Benefits paid	(9,051)	(8,799)
Fair value of plan assets at end of year	$124,372	$120,604

Funded status at end of year	$(66,693)	$(40,766)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2014	2013
Other current liabilities	$1,537	$1,572
Pensions	65,156	39,194
	$66,693	$40,766

The following amounts have been recognized in accumulated other comprehensive loss at December 31:

In thousands	2014	2013
Net loss	$49,560	$32,279
Prior service cost	—	—
	$49,560	$32,279

We plan to make total contributions of $4.0 million to our Qualified Pension Plan in 2015 in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2015 other than to the extent needed to cover benefit payments.  We expect benefit payments under this supplemental pension plan to total approximately $1.5 million in 2015.  In the event of a change of control, as defined in the plan document, the Restoration Pension Plan is required to be fully funded.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

In thousands	2014	2013
Projected benefit obligation	$191,065	$161,370
Accumulated benefit obligation	$191,065	$160,340
Fair value of plan assets	$124,372	$120,604

The Restoration Pension Plan had an accumulated benefit obligation of $28.2 million and $24.1 million at December 31, 2014 and 2013, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for both plans:

	Year Ended December 31,
In thousands	2014	2013	2012
Net Periodic Benefit Cost (Pre-Tax)
Service cost	$100	$343	$467
Interest cost	7,698	7,237	7,841
Expected return on plan assets	(8,418)	(7,383)	(6,733)
Amortization of prior service cost	—	—	4
Recognized actuarial loss	3,654	6,687	5,999
Net periodic benefit cost	$3,034	$6,884	$7,578

Amounts Recognized in Other Comprehensive Income (Loss) (Pre-Tax)
Net (gain) loss	$28,802	$(36,920)	$9,548
Prior service cost	—	—	(4)
Total (benefit) cost recognized in other comprehensive loss	$28,802	$(36,920)	$9,544

Net (benefit) cost recognized in net periodic benefit cost and other comprehensive (income) loss	$31,836	$(30,036)	$17,122

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 is $6.3 million.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.94%	4.15%	5.02%
Expected return on plan assets	7.00%	7.25%	7.25%
Rate of compensation increase	N/A	3.00%	3.00%

	December 31,
	2014	2013
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.13%	4.94%
Rate of compensation increase	N/A	3.00%

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

The funded pension plan assets as of December 31, 2014 and 2013, by asset category, are as follows:

In thousands	2014	%	2013	%
Equity securities	$82,010	66%	$85,606	71%
Debt securities	32,381	26%	30,460	25%
Other	9,981	8%	4,538	4%
Total plan assets	$124,372	100%	$120,604	100%

The current economic environment presents employee benefit plans with unprecedented circumstances and challenges, which, in some cases over the last several years, have resulted in large declines in the fair value of investments.  The fair values presented have been prepared using values and information available as of December 31, 2014 and 2013.

The following tables present the fair value measurements of the assets in our funded pension plan:

In thousands	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$82,010	$82,010	$—	$—
Debt securities	32,381	32,381	—	—
Other	9,981	—	9,982	—
Total	$124,372	$114,391	$9,982	$—

In thousands	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$85,606	$85,606	$—	$—
Debt securities	30,460	30,460	—	—
Other	4,538	—	4,538	—
Total	$120,604	$116,066	$4,538	$—

The investment policy for the Qualified Pension Plan focuses on the preservation and enhancement of the corpus of the plan’s assets through prudent asset allocation, quarterly monitoring and evaluation of investment results, and periodic meetings with investment managers.

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

The following table presents the investments that represented 5% or more of the funded pension plan’s assets as of December 31, 2014 and 2013:

In thousands	2014	%	2013	%
LM Institutional Fund Advisors I, Inc. Western Asset Core Plus	$15,734	14%	$16,643	14%
State Street Government STIF 15	$10,332	8%
PIMCO Total Return Fund Institutional Class	$13,715	11%	$13,817	11%

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

The expected future pension benefit payments for the next ten years as of December 31, 2014 are as follows:

In thousands
2015	$9,161
2016	9,348
2017	9,588
2018	9,775
2019	9,941
2020-2023	55,210
$103,023

We also sponsor a 401(k) retirement plan in which we match a portion of employees’ voluntary before-tax contributions.  Under this plan, both employee and matching contributions vest immediately.  Total 401(k) expense recognized in 2014, 2013 and 2012 was $3.8 million, $3.9 million and $4.0 million, respectively.

Note G — Stockholders’ Equity

We paid a quarterly dividend of 8.5 cents per share in each quarter of 2014.

During 2014, we repurchased 1.2 million shares of our common stock for $7.9 million under our stock repurchase programs that were publicly announced in August of 2014 and 2012.  Under the program announced in August 2014 our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock.  As of December 31, 2014, we had authorization to spend $16.1 million to repurchase additional shares under this program.

During 2014, we received 108,159 shares of our common stock, with an estimated market value of $0.8 million, in connection with vesting of unvested shares as shares are returned to treasury to pay for an awardee’s tax obligation.

Note H — Stock-Based Compensation

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Income (Loss).  For the years ended December 31, 2014, 2013 and 2012, we recorded total stock-based compensation expense of $4.1 million, $5.7 million and $3.4 million, respectively.

In May 2013 our stockholders approved the 2013 Omnibus Incentive Plan (2013 Plan), pursuant to which we may issue up to 5.0 million shares of stock-based awards to directors, employees and consultants.  The 2013 Plan replaced the stockholder-approved 2005 Omnibus Incentive Plan (2005 Plan), pursuant to which we issued equity securities to directors, officers and key employees.  No additional stock-based awards will be granted under the 2005 Omnibus Incentive Plan, but awards previously granted under the 2005 Plan will remain outstanding in accordance with their respective terms.  The 2005 Plan in turn replaced the stockholder-approved 1991 Stock Option Plan (1991 Plan), pursuant to which we issued stock options to directors, officers and key employees.  No additional equity awards have been granted under the 1991 Plan since the effectiveness of the 2005 Plan. As of December 31, 2014, there were 3.2 million shares available for grant under the 2013 Plan.

In July 2013 we granted equity awards to our President and Chief Executive Officer as a material inducement to his acceptance of such positions.  These option, restricted stock and performance unit awards (2013 CEO Plan) were not submitted for stockholder approval, and were separately registered with the SEC and listed with the NYSE.

Stock Options

Under the 2013 CEO Plan, the option award was granted at an exercise price equal to the market value of the common stock on the grant date.  The options granted become exercisable in 25% increments on the first through fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant.  As of December 31, 2014, options to purchase 0.4 million shares were outstanding under the 2013 CEO Plan at an exercise price of $9.29 per share.

Under the 2013 Plan, all options have been and will be granted at exercise prices equal to the market value of the common stock on the grant date.  All such options are exercisable in 25% increments on the first through fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant.  As of December 31, 2014, 2013 Plan options to purchase 1.0 million shares were outstanding with exercise prices ranging from $6.39 to $8.85 per share.

All options under the 2005 Plan were granted at an exercise prices equal to the market value of the common stock on the grant date.  All 2005 Plan options granted prior to 2011 become exercisable in 25% increments on the second through fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. All options granted in 2011, 2012 and 2013 become exercisable in 25% increments on the first through fourth anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant.  As of December 31, 2014, 2005 Plan options to purchase 2.8 million shares were outstanding with exercise prices ranging from $6.04 to $28.85 per share.

Under the 1991 Plan, options were granted at exercise prices equal to the market value of the common stock on the grant date (1991 Plan market price options) and at exercise prices below the market value of the common stock (1991 Plan performance options).  1991 Plan market price options became exercisable in 25% increments on the second through fifth anniversaries of their date of grant and expire on the tenth anniversary of their date of grant.  As of December 31, 2014, 1991 Plan market price options to purchase 0.3 million shares were outstanding at an exercise price of $25.63 per share.  All remaining 1991 Plan performance options were exercised on or before January 2009.

All options granted under each of the four plans vest in full upon a change of control (as defined in each plan).

The following summarizes all stock option activity during the years ended December 31, 2014, 2013 and 2012:

In thousands	Number of Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at December 31, 2011	6,753,628	$15.75

Granted in 2012	970,500	8.98
Exercised in 2012	(106,375)	6.04		$297
Unvested options forfeited in 2012	(798,311)	10.28
Vested options expired in 2012	(1,712,813)	19.33
Options outstanding at December 31, 2012	5,106,629	$14.32

Granted in 2013	1,138,600	8.30
Exercised in 2013	(151,875)	6.04		$268
Unvested options forfeited in 2013	(762,062)	11.97
Vested options expired in 2013	(1,085,580)	13.47
Options outstanding at December 31, 2013	4,245,712	$13.65

Granted in 2014	1,002,955	8.01
Exercised in 2014	(78,125)	6.19		$61
Unvested options forfeited in 2014	(437,984)	8.72
Vested options expired in 2014	(268,537)	17.83
Options outstanding at December 31, 2014	4,464,021	$11.50	5.34	$1,158

Exercisable at December 31, 2014	2,137,350	$15.10	3.89	$496

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2014.  The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2014 and the exercise price for each in-the-money option.  This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2014:

Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$0.00 - 6.99	656,710	$6.13	2.90	266,500	$6.04
$7.00 - 10.99	2,269,986	$8.40	7.68	468,650	$8.70
$11.00 - 11.99	469,875	$11.90	4.87	377,125	$11.90
$12.00 - 15.99	390,375	$14.24	4.21	348,000	$14.45
$16.00 - 24.49	53,000	$17.66	2.98	53,000	$17.66
$24.50 - 28.85	624,075	$25.86	0.68	624,075	$25.86
	4,464,021	$11.50	5.34	2,137,350	$15.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model based on the following weighted-average assumptions used for grants during 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	6.25	6.25	6.25
Expected stock price volatility	47.10%	46.59%	44.24%
Risk-free interest rate	1.88%	1.43%	1.05%
Expected dividend yield	3.82%	4.74%	3.41%

Expected term is estimated using the simplified method, which takes into account vesting and contractual term.  The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants.  Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term.  The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term.  Expected dividend yield is based on historical stock price movement and anticipated future annual dividends over the expected term.  Future annual dividends over the expected term are estimated to be $0.34 per share.

The weighted-average fair value of options granted during 2014, 2013 and 2012 was $2.59, $2.35 and $2.74, respectively.  As of December 31, 2014, there was $3.8 million of total unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.66 years.

Unvested Shares

Under the 2013 CEO Plan, unvested shares vest in three equal increments on the first three anniversaries of their date of grant, or if sooner, upon a change of control.

Under the 2013 Plan, unvested shares vest in three equal increments on the first three anniversaries of their date of grant, or if sooner, upon a change of control.

Under the 2005 Plan, unvested shares granted in 2011, 2012 and 2013 vest in three equal increments on the first three anniversaries of their date of grant, or if sooner, upon a change of control.

The following summarizes all unvested share activity during 2014, 2013 and 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares outstanding at December 31, 2011	419,340	$11.42

Granted in 2012	332,113	9.91
Vested in 2012	(143,626)	9.82
Forfeited in 2012	(107,374)	11.09
Unvested shares outstanding at December 31, 2012	500,453	$10.95

Granted in 2013	591,931	8.02
Vested in 2013	(297,375)	11.01
Forfeited in 2013	(108,964)	8.94
Unvested shares outstanding at December 31, 2013	686,045	$8.72

Granted in 2014	529,426	7.90
Vested in 2014	(342,613)	8.98
Forfeited in 2014	(82,720)	8.37
Unvested shares outstanding at December 31, 2014	790,138	$8.10

The fair value of each unvested share is estimated on the date of grant as the closing market price of our common stock on the date of grant.  As of December 31, 2014, there was $4.6 million of total unrecognized compensation cost related to unvested shares.  This cost is expected to be recognized over a weighted average period of approximately 1.95 years.

Performance Stock Units

Under the 2013 Plan, 2005 Plan and 2013 CEO Plan performance stock units are a form of share-based award similar to unvested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over a defined (usually three-year) period.  At the end of the performance period, the number of shares of stock issued will be determined by adjusting upward or downward from the maximum in a range between 0% and 100%.  Upon a change of control, outstanding performance stock units will be paid out at the 100% level.

The following summarizes all performance stock unit activity during 2014, 2013 and 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at December 31, 2011	169,600	$11.34

Granted in 2012	136,000	8.84
Settled in 2012	—	0.00
Forfeited in 2012	(65,900)	10.15
Performance stock units outstanding at December 31, 2012	239,700	$10.25

Granted in 2013	333,000	7.76
Settled in 2013	—	0.00
Forfeited in 2013	(102,000)	9.84
Performance stock units outstanding at December 31, 2013	470,700	$8.58

Granted in 2014	308,507	7.09
Settled in 2014	—	0.00
Forfeited in 2014	(175,533)	9.30
Performance stock units outstanding at December 31, 2014	603,674	$7.61

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments.  Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2014, there was $0.8 million of total unrecognized compensation cost related to performance stock units.  This cost is expected to be recognized over a weighted average period of approximately 2.15 years.

Note I — Commitments and Contingencies

At December 31, 2014, we had letters of credit in the amount of $6.2 million issued under the 2013 Revolving Credit Facility.  No amounts were drawn against these letters of credit at December 31, 2014.  These letters of credit exist to support insurance programs relating to workers’ compensation, automobile and general liability.

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

Note J — Leases

We lease real estate and certain equipment under numerous lease agreements, most of which contain some renewal options.  The total rent expense applicable to operating leases was $15.4 million, $14.5 million and $14.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Step rent provisions and escalation clauses, normal tenant improvements, rent holidays and other lease concessions are taken into account in computing minimum lease payments.  We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2014 are as follows:

Operating Leases

In thousands
2015	$10,012
2016	6,380
2017	5,163
2018	3,340
2019	1,697
Thereafter	1,466
$28,058

We also lease certain equipment and software under capital leases.  Our capital lease obligations at year-end were as follows:

In thousands	2014	2013
Current portion of capital leases	$134	$257
Long-term portion of capital leases	185	204
Total capital lease obligation	$319	$461

The future minimum lease payments for all capital leases operating as of December 31, 2014 are as follows:

Capital Leases

In thousands
2015	$134
2016	98
2017	59
2018	23
2019	5
Thereafter	—
$319

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

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

In thousands, exept per share amounts	2014	2013	2012
Net Income
Income from continuing operations	$23,991	$24,441	$35,396
Income (loss) from discontinued operations	—	(11,071)	(118,749)
Net income (loss)	$23,991	$13,370	$(83,353)

Basic EPS
Weighted-average common shares outstanding used in earnings per share computations	62,444	62,503	62,887

Basic earnings (loss) per share
Continuing operations	$0.38	$0.39	$0.56
Discontinued operations	—	(0.18)	(1.89)
Net income	$0.38	$0.21	$(1.33)

Diluted EPS
Shares used in diluted earnings per share computations	62,658	62,812	63,148

Basic earnings (loss) per share
Continuing operations	$0.38	$0.39	$0.56
Discontinued operations	—	(0.18)	(1.88)
Net income	$0.38	$0.21	$(1.32)

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	62,444	62,503	62,887
Weighted-average common equivalent shares- dilutive effect of stock options and awards	214	309	261
Shares used in diluted earnings per share computations	62,658	62,812	63,148

For the purpose of calculating the shares used in the diluted EPS calculations, 4.1 million, 4.2 million and 4.9 million anti-dilutive options have been excluded from the EPS calculations for the years ended December 31, 2014, 2013 and 2012, respectively.  There were 0.0 million and 0.1 million for the years ended December 31, 2014 and 2012, respectively, and no anti-dilutive unvested shares for the year ended December 31, 2013.

Note L — Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.  Our comprehensive income (loss) was as follows:

	Year Ended December 31,
In thousands	2014	2013	2012
Net income (loss)	$23,991	$13,370	$(83,353)

Other comprehensive income (loss):
Adjustment to pension liability	(28,802)	36,920	(9,544)
Tax (expense) benefit	11,521	(14,768)	3,818
Adjustment to pension liability, net of tax	(17,281)	22,152	(5,726)
Foreign currency translation adjustment	(1,830)	(536)	1,315
Total other comprehensive income (loss)	$(19,111)	$21,616	$(4,411)

Total comprehensive income (loss)	$4,880	$34,986	$(87,764)

Changes in accumulated other comprehensive income (loss) by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2013	$(32,279)	$4,161	$(28,118)
Other comprehensive income (loss), net of tax, before reclassifications	—	(1,830)	(1,830)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(17,281)	—	(17,281)
Net current period other comprehensive income (loss), net of tax	(17,281)	(1,830)	(19,111)
Balance at December 31, 2014	$(49,560)	$2,331	$(47,229)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2012	$(54,431)	$4,697	$(49,734)
Other comprehensive income (loss), net of tax, before reclassifications	—	(536)	(536)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	22,152	—	22,152
Net current period other comprehensive income (loss), net of tax	22,152	(536)	21,616
Balance at December 31, 2013	$(32,279)	$4,161	$(28,118)

Reclassification amounts related to the defined pension plans are included in the computation of net period pension benefit cost (see Note F, Employee Benefit Plans).

Note M — Selected Quarterly Data (Unaudited)

In thousands,	2014 Quarter Ended				2013 Quarter Ended
except per share amounts	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Revenues	$146,518	$134,121	$140,310	$132,727	$152,179	$134,973	$140,105	$132,352
Operating income (loss)	14,656	10,540	10,987	4,579	12,484	8,360	12,413	9,404
Income (loss) from continuing operations	10,089	6,420	5,637	1,845	6,734	4,451	6,936	6,320
Income (loss) from discontinued operations	—	—	—	—	(168)	(12,624)	1,373	348
Net income (loss)	10,089	6,420	5,637	1,845	6,566	(8,173)	8,309	6,668

Basic earnings (loss) per share:
Continuing operations	$0.16	$0.10	$0.09	$0.03	$0.11	$0.07	$0.11	$0.10
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)	(0.20)	0.02	0.01
Net income (loss)	$0.16	$0.10	$0.09	$0.03	$0.10	$(0.13)	$0.13	$0.11

Diluted earnings (loss) per share:
Continuing operations	$0.16	$0.10	$0.09	$0.03	$0.11	$0.07	$0.11	$0.10
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)	(0.20)	0.02	0.01
Net income (loss)	$0.16	$0.10	$0.09	$0.03	$0.10	$(0.13)	$0.13	$0.11

Earnings per common share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share amounts may not equal the quarterly net income earnings per share amounts or the annual earnings per share amounts.

Note N — Business Segments

During the second quarter of 2014, Harte Hanks began executing a new strategy causing us to leverage our operational structure by organizing into two distinct operating divisions: Customer Interaction and Trillium Software. In accordance with ASC 280, Segment Reporting, we determined that under this new organizational structure, we will report the two operating divisions as two reportable segments — Customer Interaction and Trillium Software.  Our reportable segments are described below.

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

•                  direct mail; and

•                  contact centers.

Customer Interaction’s largest cost components are labor, outsourced costs and mail supply chain costs.  2013 results reflect an impairment loss of $2.8 million related to other intangible assets associated with our Aberdeen Group business recorded in the third quarter of 2013.

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

Corporate

General corporate expense consists primarily of pension and workers compensation expense related to employees from operations we no longer own.

	Year Ended December 31,
In thousands	2014	2013	2012
Operating revenues
Customer Interaction	$499,444	$503,760	$528,042
Trillium Software	54,232	55,849	53,049
Total operating revenues	$553,676	$559,609	$581,091

Operating income
Customer Interaction	$29,780	$32,021	$53,221
Trillium Software	13,347	15,396	14,658
Corporate	(2,365)	(4,756)	(5,210)
Total operating income	$40,762	$42,661	$62,669

Income from continuing operations before income taxes	$40,762	$42,661	$62,669
Interest expense	2,834	3,103	3,573
Interest income	(275)	(105)	(89)
Other, net	897	46	2,993
Total income from continuing operations before income taxes	$37,306	$39,617	$56,192

Depreciation
Customer Interaction	$12,859	$13,477	$13,853
Trillium Software	2,035	2,053	1,823
Corporate	—	—	—
Total depreciation	$14,894	$15,530	$15,676

Other intangible amortization
Customer Interaction	$26	$206	$246
Trillium Software	—	—	—
Corporate	—	—	—
Total intangible amortization	$26	$206	$246

Capital expenditures
Customer Interaction	$9,341	$14,092	$11,108
Trillium Software	1,912	1,781	2,353
Corporate	12	—	—
Total capital expenditures	$11,265	$15,873	$13,461

	Year Ended December 31,
In thousands	2014	2013	2012
Total assets
Customer Interaction	$533,073	$575,159	$570,784
Trillium Software	114,126	110,377	87,890
Corporate	—	—	47,538
Total assets	$647,199	$685,536	$706,212

Note O — Discontinued Operations

We sold the assets of our Florida Shoppers operations to Coda Media Corp. on December 31, 2012 for gross proceeds of approximately $2.0 million in the form of a secured promissory note, subject to working capital adjustments.  This transaction resulted in a loss on the sale of $2.7 million, net of $2.1 million of income tax benefit.  The promissory note, which is secured by the assets which were sold, includes an interest rate of 2.5% per annum and is structured to make quarterly payments of interest until maturity.  In 2013, the maturity date was extended from December 31, 2013 to June 30, 2014.  In 2014 the maturity date was extended from June 30, 2014 to December 31, 2014 and then subsequently extended from December 31, 2014 to December 31, 2018.  Due to a number of factors that put the collectability of the note in doubt, we have fully reserved the amount of this note receivable.  These factors include the lack of cash paid at the date of the sale, the structure and length of the note, and historical and projected cash flows from the sold operations.  This reserve was included in the calculation of the loss on the sale.

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

Results of the remaining Harte Hanks marketing services business are reported as continuing operations.

Summarized operating results for the Shoppers discontinued operations, through the dates of disposal, are as follows:

	Year Ended December 31,
In thousands	2014	2013	2012
Revenues	$—	$140,834	$222,736

Income (loss) from discontinued operations before impairment charges and income taxes	—	2,509	344
Impairment of goodwill and other intangible assets before income taxes	—	—	(165,336)
Loss on sale before income taxes	—	(21,402)	(4,863)
Income tax benefit (expense)	—	7,822	51,106
Income (loss) from discontinued operations	$—	$(11,071)	$(118,749)

The major components of cash flows for the Shoppers discontinued operations are as follows:

	Year Ended December 31,
In thousands	2014	2013	2012
Gain (Loss) from discontinued operations	$—	$(11,071)	$(118,749)
Impairment of goodwill and other intangible assets	—	—	165,336
Loss on sale	—	12,355	2,716
Deferred Income Taxes	—	10,594	(39,234)
Depreciation and software amortization	—	2,592	5,062
Other, net	—	2,619	4,725
Net cash provided by (used in) discontinued operations	$—	$17,089	$19,856

INDEX TO EXHIBITS

We are incorporating certain exhibits listed below by reference to other Harte Hanks filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Exhibit
No.	Description of Exhibit

Acquisition and Dispositions

2.1

Asset Purchase Agreement, dated September 18, 2013, by and among Harte Hanks Shoppers, Inc., Southern Comprint Co. and Harte Hanks, Inc., on the one hand, and Pennysaver USA Publishing, LLC, Pennysaver USA Printing, LLC, Orbiter Properties, LLC and OpenGate Capital Management, LLC, on the other hand (filed as Exhibit 2.1 to the Company’s Form 8-K dated September 19, 2013).

Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K dated September 4, 2013).

3(c)	Certificate of Amendment of Incorporation dated January 30, 2015 (filed as Exhibit 3.1 to the Company’s Form 8-K dated January 30, 2015).

Credit Agreements

10.1(a)	Term Loan Agreement by and between Harte Hanks, Inc. and Wells Fargo Bank, N.A, as administrative agent, dated March 7, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2008).

10.1(b)

Amended and Restated Credit Agreement, dated as of August 8, 2013, between Harte Hanks, Inc., each lender from time to time party thereto, and Bank of America, N. A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K, dated August 12, 2013).

10.1(c)

First Amendment to Term Loan Agreement dated as of August 12, 2010 between Harte Hanks, Inc., and Wells Fargo Bank, N. A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Form 8-K, dated August 12, 2010).

10.1(d)

Term Loan Agreement dated as of August 16, 2011 between Harte Hanks, Inc., each lender from time to time party thereto, and Bank of America, N. A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K, dated August 16, 2011).

10.1(e)	First Amendment to Revolving Credit Agreement dated as of August 16, 2011 Between Harte Hanks, Inc., each lender from time to time party thereto, and

Bank of America, N. A., as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K, dated August 16, 2011).

10.1(f)

Second Amendment to Term Loan Agreement dated as of August 16, 2011 Between Harte Hanks, Inc., each lender from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.3 to the Company’s Form 8-K, dated August 16, 2011).

10.1(g)

First Amendment to Term Loan Agreement, dated as of August 8, 2013, between Harte Hanks, Inc., each Subsidiary Guarantor (as defined in the Existing Term Loan Agreement), each lender from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K, dated August 12, 2013).

Management and Director Compensatory Plans and Forms of Award Agreements

10.2(a)	Harte Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 27, 2008).

10.2(b)	Harte Hanks, Inc. Deferred Compensation Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.3 to the Company’s Form 10-K dated June 27, 2008).

10.2(c)	Harte Hanks Communications, Inc. 1996 Incentive Compensation Plan (filed as Exhibit 10(p) to the Company’s Form 10-Q for the six months ended June 30, 1996).

10.2(d)	Harte Hanks, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10(g) to the Company’s Form 10-Q for the six months ended June 30, 1998).

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

10.2(g)	Harte Hanks, Inc. 2005 Omnibus Incentive Plan (As Amended and Restated Effective February 13, 2009) (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 13, 2009).

10.2(h)

Amendment to Harte Hanks, Inc. 2005 Omnibus Incentive Plan, dated as of May 12, 2009 (incorporated by reference to Exhibit 4.4 to Harte Hanks Registration Statement on Form S-8, filed on May 12, 2009).

10.2(i)	Form of 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement

(filed as Exhibit 10.2(i) to the Company’s Form 10-K dated March 7, 2012).

10.2(j)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.2(j) to the Company’s Form 10-K dated March 7, 2012).

10.2(k)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2(k) to the Company’s Form 10-K dated March 7, 2012).

10.2(l)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.2(l) to the Company’s Form 10-K dated March 7, 2012).

10.2(m)	Summary of Non-Employee Directors’ Compensation (included within the company’s Schedule of 14A proxy statement filed April 15, 2013).

10.2(n)	Harte Hanks, Inc. 2013 Omnibus Incentive Plan (filed as Annex A to the company’s Schedule 14A proxy statement filed April 15, 2013).

10.2(o)	Form of 2013 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(p)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (General) (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(q)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (Director) (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(r)	Form of 2013 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(s)	Form of Non-Qualified Stock Option Agreement between the Company and Robert A. Philpott (filed as Exhibit 10.2 to the Company’s 8-K dated June 11, 2013).

10.2(t)	Form of Restricted Stock Award Agreement between the Company and Robert A. Philpott (filed as Exhibit 10.3 to the Company’s 8-K dated June 11, 2013).

10.2(t)	Form of Performance Unit Award Agreement between the Company and Robert A. Philpott (filed as Exhibit 10.4 to the Company’s 8-K dated June 11, 2013).

Executive Officer Employment-Related and Separation Agreements

10.3(a)	Form of Change of Control Severance Agreement between the Company and its Corporate Officers (filed as Exhibit 10.1 to the Company’s Form 8-K, dated March 15, 2011).

10.3(b)	Form of Employment Restrictions Agreement signed by the Corporate Officers of the Company (filed as Exhibit 10.3 to the Company’s Form

8-K dated March 15, 2011).

10.3 (c)	Transition and Consulting Agreement, dated as of July 25, 2011, Between the Company and Peter E. Gorman (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 26, 2011).

10.3 (d)	Transition Agreement dated July 30, 2012 between the Company and Gary J. Skidmore (filed as Exhibit 10.2 to the Company’s 8-K dated August 2, 2012)

10.3 (e)	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.1 to the Company’s 8-K dated August 2, 2012)

10.3 (f)	Retirement & Consulting Agreement between the Company and Larry D. Franklin dated June 7, 2013 (filed as Exhibit 10.5 to the Company’s 8-K dated June 11, 2013).

10.3 (g)	Employment Agreement between the Company and Robert A. Philpott dated June 8, 2013 (filed as Exhibit 10.1 to the Company’s 8-K dated June 11, 2013).

10.3 (h)	Form of Severance Agreement between the Company and certain of its officers (filed as Exhibit 10.6 to the Company’s 8-K dated June 11, 2013).

10.1(i)	Executive Severance Policy applicable to the company’s executive officers and certain others (filed as Exhibit 10.1 to the Company’s Form 8-K, dated January 30, 2015).

Other Exhibits

*21	Subsidiaries of Harte Hanks, Inc.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Interactive Data Files.

*Filed or furnished herewith, as applicable