Form 10-Q
period 2015-03-31
HARTE HANKS INC
filed 2015-05-07
CIK 45919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2015 was 62,000,659 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

March 31, 2015

Item 1. Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
In thousands, except per share and share amounts	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$33,181	$56,749
Accounts receivable (less allowance for doubtful accounts of $1,718 at March 31, 2015 and $1,224 at December 31, 2014)	110,408	125,295
Inventory	1,231	1,235
Prepaid expenses	9,995	9,000
Current deferred income tax asset	4,832	5,077
Prepaid income tax	1,544	1,185
Other current assets	6,895	7,953
Total current assets	168,086	206,494
Property, plant and equipment (less accumulated depreciation of $175,014 at March 31, 2015 and $173,699 at December 31, 2014)	36,389	36,913
Goodwill	440,008	398,164
Other intangible assets (less accumulated amortization of $9,815 at March 31, 2015 and $9,774 at December 31, 2014)	7,009	2,277
Other assets	3,569	3,351
Total assets	$655,061	$647,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$18,375	$18,375
Accounts payable	38,162	36,478
Accrued payroll and related expenses	10,841	9,773
Deferred revenue and customer advances	31,581	33,631
Income taxes payable	1,214	2,462
Customer postage and program deposits	15,903	17,120
Other current liabilities	4,621	6,430
Total current liabilities	120,697	124,269
Long-term debt	59,719	64,312
Pensions	63,729	65,156
Contingent Consideration	17,940	—
Other long-term liabilities (including deferred income taxes of $63,464 at March 31, 2015 and $59,532 at December 31, 2014)	70,561	66,786
Total liabilities	332,646	320,523

Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized 119,792,881 shares issued at March 31, 2015 and 119,606,551 shares issued at December 31, 2014	119,793	119,607
Additional paid-in capital	346,234	346,239
Retained earnings	1,161,999	1,165,707
Less treasury stock, 57,862,185 shares at cost at March 31, 2015 and 57,832,362 shares at cost at December 31, 2014	(1,257,702)	(1,257,648)
Accumulated other comprehensive loss	(47,909)	(47,229)
Total stockholders’ equity	322,415	326,676
Total liabilities and stockholders’ equity	$655,061	$647,199

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2015	2014
Operating revenues	$121,173	$132,727
Operating expenses
Labor	64,663	71,304
Production and distribution	35,959	40,276
Advertising, selling, general and administrative	14,099	12,730
Depreciation, software and intangible asset amortization	3,437	3,838
Total operating expenses	118,158	128,148
Operating income	3,015	4,579
Other expenses
Interest expense, net	609	679
Other, net	(407)	734
Total other expenses	202	1,413
Income from operations before income taxes	2,813	3,166
Income tax expense	1,198	1,321
Net income	$1,615	$1,845

Basic earnings per common share	$0.03	$0.03

Weighted-average common shares outstanding	61,872	62,686

Diluted earnings per common share	$0.03	$0.03

Weighted-average common and common equivalent shares outstanding	62,201	62,971

Net income	$1,615	$1,845

Other comprehensive income, net of tax
Adjustment to pension liability	$807	$553
Foreign currency translation adjustments	(1,487)	186
Total other comprehensive income (loss), net of tax	(680)	739
Comprehensive income	$935	$2,584

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
In thousands	2015	2014
Cash Flows from Operating Activities
Net income	$1,615	$1,845
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and software amortization	3,396	3,832
Intangible asset amortization	41	6
Stock-based compensation	1,316	1,288
Excess tax benefits from stock-based compensation	—	(425)
Net pension cost (payments)	(82)	1,404
Deferred income taxes	138	3,825
Other, net	—	(875)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	18,611	9,944
(Increase) decrease in inventory	4	(34)
(Increase) decrease in prepaid expenses and other current assets	218	(696)
Increase in accounts payable	1,148	121
Decrease in other accrued expenses and liabilities	(6,130)	(13,810)
Other, net	153	267
Net cash provided by operating activities	20,428	6,692

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(29,863)	—
Purchases of property, plant and equipment	(2,709)	(2,550)
Net cash used in investing activities	(32,572)	(2,550)

Cash Flows from Financing Activities
Repayment of borrowings	(4,593)	(3,062)
Issuance of common stock	(21)	(347)
Excess tax benefits from stock-based compensation	—	425
Purchase of treasury stock	—	(175)
Dividends paid	(5,323)	(5,377)
Net cash used in financing activities	(9,937)	(8,536)

Effect of exchange rate changes on cash and cash equivalents	(1,487)	186
Net decrease in cash and cash equivalents	(23,568)	(4,208)
Cash and cash equivalents at beginning of period	56,749	88,747
Cash and cash equivalents at end of period	$33,181	$84,539

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity

(Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
Balance at December 31, 2013	$119,187	$345,095	$1,163,201	$(1,250,311)	$(28,118)	$349,054
Exercise of stock options and release of unvested shares	420	(151)	—	(750)	—	(481)
Net tax effect of stock options exercised and release of unvested shares	—	(1,993)	—	—	—	(1,993)
Stock-based compensation	—	4,055	—	—	—	4,055
Dividends paid ($0.34 per share)	—	—	(21,485)	—	—	(21,485)
Treasury stock issued	—	(767)	—	1,307	—	540
Purchase of treasury stock	—	—	—	(7,894)	—	(7,894)
Net income	—	—	23,991	—	—	23,991
Other comprehensive loss	—	—	—	—	(19,111)	(19,111)
Balance at December 31, 2014	$119,607	$346,239	$1,165,707	$(1,257,648)	$(47,229)	$326,676
Exercise of stock options and release of unvested shares	186	25	—	(295)	—	(84)
Net tax effect of stock options exercised and release of unvested shares	—	(1,168)	—	—	—	(1,168)
Stock-based compensation	—	1,316	—	—	—	1,316
Dividends paid ($0.085 per share)	—	—	(5,323)	—	—	(5,323)
Treasury stock issued	—	(178)	—	241	—	63
Purchase of treasury stock	—	—	—	—	—	—
Net income	—	—	1,615	—	—	1,615
Other comprehensive loss	—	—	—	—	(680)	(680)
Balance at March 31, 2015	$119,793	$346,234	$1,161,999	$(1,257,702)	$(47,909)	$322,415

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries

Notes to Financial Statements

Note A - Basis of Presentation

Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte Hanks, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As used in this report, the terms “Harte Hanks,” “the Company,” “we,” “us” or “our” may refer to Harte Hanks, Inc., one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Note B - Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The impact on the Company will be a reclassification of debt issuance costs; however we do not expect the adoption to have a significant impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative.  The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. The effective date is the same for both public entities and all other entities. The impact on the Company will be dependent on any transaction or event that is within the scope of the new guidance.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2017. Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. On April 1, 2015 the FASB proposed for comment a one-year delay to the effective date of this standard. The Company will continue to monitor the status of this proposal.

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

Note D — Goodwill

As of March 31, 2015 and December 31, 2014, we had goodwill of $440.0 million and $398.2 million, respectively. On March 16, 2015 the Company acquired the stock of privately-owned digital marketing agency, 3Q Digital, Inc. The Company paid an amount upon closing, with additional consideration payable upon the achievement of revenue performance goals over the three-year period following the closing.  The Company performed a valuation to determine the estimate of the total purchase consideration and to estimate values for the tangible and identifiable intangible assets. As a result of the calculation, we recorded $41.8 million in goodwill.

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

During the second quarter of 2014, Harte Hanks initiated a new strategy and began implementing changes to optimize our operational structure for that strategy. As a result, we determined our reporting units as Customer Interaction and Trillium Software. In this analysis, out goodwill was allocated to each reporting unit based on the estimated fair value of the reporting unit. We performed an impairment test immediately before and after the change in reporting units, utilizing the same methodology as out November 30 annual impairment test and no indication of impairment was identified.

We continue to monitor potential triggering events, including changes in the business climate in which we operate, attrition of key personnel, the current volatility in the capital markets, the Company’s market capitalization compared to our book value, our recent operating performance, and financial projections. During the quarter ended March 31, 2015, we did not identify any additional triggering events that require testing for impairment. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges in the future.

Note E — Long-Term Debt

Our long-term debt obligations were as follows:

	March 31,	December 31,
In thousands	2015	2014
2013 Revolving Credit Facility, various interest rates based on Eurodollar rate, due August 16, 2016 ($73.8 million capacity and effective rate of 2.43% at March 31, 2015)	$—	$—
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.18% at March 31, 2015), due August 16, 2016	78,094	82,687
Total debt	78,094	82,687
Less current maturities	18,375	18,375
Total long-term debt	$59,719	$64,312

The carrying values and estimated fair values of our outstanding debt were as follows:

	March 31,		December 31,
	2015		2014
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Debt	$78,094	$78,094	$82,687	$82,687

The estimated fair values were calculated using current rates provided to us by our lenders for debt of the same remaining maturity and characteristics.  These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820.

Note F — Stock-Based Compensation

We recognized $1.3 million and $1.0 million of stock-based compensation during the three months ended March 31, 2015 and 2014, respectively.

Equity awards granted during the quarter were as follows:

	March 31,		March 31,
	2015		2014
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Stock options	31,700	$2.00	10,000	$2.37
Unvested shares	70,687	$7.76	59,913	$7.01
Performance stock units	—	$—	—	$—

Note G — Components of Net Periodic Benefit Cost

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible (the Qualified Pension Plan).  In conjunction with significant enhancements to our 401(k) plan, we elected to freeze benefits under the Qualified Pension Plan as of December 31, 1998.

In 1994, we adopted a non-qualified, unfunded, supplemental pension plan (Restoration Pension Plan) covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from our principal pension plan were it not for limitations imposed by income tax regulation.  The benefits under the Restoration Pension Plan were intended to provide benefits equivalent to our Qualified Pension Plan as if such plan had not been frozen.

Effective April 1, 2014, we froze benefits under our Restoration Pension Plan, which was accounted for as a curtailment of the plan in the second quarter of 2014.  The plan freeze resulted in a reduction of plan expense of $0.4 million during 2014 and a reduction in the projected benefit obligation of $1.1 million.  This curtailment gain offsets the unrecognized loss held by the Restoration Pension Plan in 2014.  The remaining portion of the unrecognized loss will be amortized over the average life expectancy of all participants.

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2015	2014
Service cost	$—	$100
Interest cost	1,931	1,939
Expected return on plan assets	(2,159)	(2,109)
Recognized actuarial loss	1,557	921
Net periodic benefit cost	$1,329	$851

We made contributions of $1.0 million to our Qualified Pension Plan in the three months ended March 31, 2015. We plan to make additional contributions of $3.0 million to this pension plan during the remainder of 2015. Contributions to our funded, frozen pension plan are being made in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2015 other than to the extent needed to cover benefit payments.  We made benefit payments under this supplemental plan of $0.4 million in the three months ended March 31, 2015.  In the event of a change of control, as defined in the plan document, the Restoration Pension Plan is required to be fully funded.

Note H - Income Taxes

Our first quarter 2015 income tax expense of $1.2 million resulted in an effective income tax rate of 42.6%. Our first quarter 2014 income tax provision of $1.3 million resulted in an effective income tax rate of 41.7%.  Our effective income tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2015.  The effective income tax rate calculated for the first three months of 2015 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions.  For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2010.  For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2011.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income.  We did not have a significant amount of interest or penalties accrued at March 31, 2015 or December 31, 2014.

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

Reconciliations of basic and diluted earnings per share (EPS) are as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2015	2014
Basic EPS
Net income	$1,615	$1,845
Weighted-average common shares outstanding used in earnings per share computations	61,872	62,686
Earnings per common share	$0.03	$0.03

Diluted EPS
Net income	$1,615	$1,845
Shares used in diluted earnings per share computations	62,201	62,971
Earnings per common share	$0.03	$0.03

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	61,872	62,686
Weighted-average common equivalent shares- dilutive effect of stock options and awards	329	285
Shares used in diluted earnings per share computations	62,201	62,971

3.2 million and 3.6 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2015 and 2014, respectively.  There were no anti-dilutive unvested shares excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2015 and 2014, respectively.

Note J — Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders.  Our comprehensive income was as follows:

	Three Months Ended March 31,
In thousands	2015	2014
Net income	$1,615	$1,845

Other comprehensive income (loss):
Adjustment to pension liability	1,345	921
Tax expense	(538)	(368)
Adjustment to pension liability, net of tax	807	553
Foreign currency translation adjustment	(1,487)	186
Total other comprehensive income (loss)	(680)	739

Total comprehensive income	$935	$2,584

Changes in accumulated other comprehensive income by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2014	$(49,560)	$2,331	$(47,229)
Other comprehensive (loss), net of tax, before reclassifications	—	(1,487)	(1,487)
Amounts reclassified from accumulated other comprehensive income, net of tax	807	—	807
Net current period other comprehensive income (loss), net of tax	807	(1,487)	(680)
Balance at March 31, 2015	$(48,753)	$844	$(47,909)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2013	$(32,279)	$4,161	$(28,118)
Other comprehensive income, net of tax, before reclassifications	—	186	186
Amounts reclassified from accumulated other comprehensive income, net of tax	553	—	553
Net current period other comprehensive income, net of tax	553	186	739
Balance at March 31, 2014	$(31,726)	$4,347	$(27,379)

Reclassification amounts related to the defined pension plans are included in the computation of net period pension benefit cost (see Note G, Components of Net Periodic Pension Benefit Cost).

Note K — Litigation Contingencies

In the normal course of our business, we are obligated under some agreements to indemnify our clients as a result of claims that we infringe on the proprietary rights of third parties.  The terms and duration of these commitments vary and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments cannot be reasonably estimated.  Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements.

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

Note L — Business Segments

We conduct our operations by organizing into two distinct operating divisions: Customer Interaction and Trillium Software. In accordance with ASC 280, Segment Reporting, we report the two operating divisions as two reportable segments — Customer Interaction and Trillium Software.  Our reportable segments are described below.

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

Trillium Software

Trillium Software is a leading enterprise data quality solutions provider.  Our full complement of technologies and services include global data profiling, data cleansing, enrichment, and data linking for e-business, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from the Trillium Software segment are comprised primarily of software, maintenance and professional services.

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

Corporate expense consists primarily of pension and worker’s compensation expense related to employees from operations we no longer own.

Information about the operations of our two business segments is as follows:

	Three Months Ended March 31,
In thousands	2015	2014
Operating revenues
Customer Interaction	$109,315	$118,734
Trillium Software	11,858	13,993
Total operating revenues	$121,173	$132,727

Operating income
Customer Interaction	$1,527	$1,950
Trillium Software	3,013	3,595
Corporate	(1,525)	(966)
Total operating income	$3,015	$4,579

Note M — Acquisition

On March 16, 2015, Harte Hanks, Inc. completed the acquisition of 3Q Digital, Inc.  The results of 3Q Digital’s operations have been included in the consolidated financial statements since that date and are reported in the Customer Interactions segment. At the time of the acquisition, (i) each outstanding share of 3Q Digital, Inc. capital stock that was vested was converted into the right to receive a portion of the merger consideration (including the right to receive a portion of the earnout consideration, if any), (ii) each outstanding share of 3Q capital stock that was not vested was cancelled, (iii) outstanding vested stock options were converted into the right to receive a portion of the merger consideration (including the right to receive a portion of the defined earnout consideration, if any) (net of the exercise price of such options) and (iv) unvested stock options were cancelled.  The initial purchase price was $30.2 million in cash.  In addition, the purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners of 3Q Digital an additional cash payment depending on achievement of certain revenue growth goals. The potential undiscounted amount of all future payments that could be required to be paid in cash in 2017 under the contingent consideration arrangement is between $0 and $35.0 million.

The intangible assets include customer relationships, trade names and non-compete agreements.

The following table summarizes the consideration paid and the preliminary amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(in thousands)
Cash consideration per purchase agreement	$30,245
Estimated fair value of contingent consideration	17,940
Fair value of total consideration transferred	$48,185

(in thousands)
Recognized amounts of tangible assets and liabiities:
Current assets	$4,135
Property and equipment	164
Other assets	389
Current liabilities	(822)
Other liabilities	—
Total tangible assets and liabilities:	3,866
Identifiable intangible assets	4,773
Goodwill (including deferrred tax adjustment of $2,298)	41,844
Total	$50,483

The fair value of the net tangible assets, identifiable intangible assets and goodwill is $48.2 million. The acquired intangible assets, which are being amortized, are as follows: customer relationships of $4.3 million (amortized over seven years), trade names and trademarks of $0.3 million (amortized over two years) and non-compete agreements of $0.2 million (amortized over three years).

The purchase price has been preliminarily allocated based on the estimated fair values of assets described above and are subject to achievement of revenue goals. Future purchase price adjustments are  possible in future quarters based upon further evaluation and analysis.

Note N — Subsequent Event

On April 14, 2015, Harte Hanks completed the sale of our Aberdeen Group and Market Intelligence businesses in our Customer Interaction business segment to affiliates of Halyard Capital for approximately $9.0 million, subject to a post-closing working capital adjustment, and will recognize a pre-tax charge of approximately $10.5 million in the second quarter of 2015. This transaction is estimated to result in an after-tax loss of approximately $7.8 million. The historical operating results of these business to business research divisions were not material to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws.  All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management.  Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning.  Examples include statements regarding (1) our strategies and initiatives related there to (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) expectations for and effects of acquired and disposed businesses, (8) our stock repurchase program, (9) expectations regarding legal proceedings and other contingent liabilities, and (10) other statements regarding future events, conditions or outcomes.

These forward-looking statements are based on current information, expectations and estimates and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements.  In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2015 earnings release issued on April 30, 2015.  The forward-looking statements included in this report and those included in our other public filings, press releases, our website and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Harte Hanks partners with clients to deliver relevant, connected and quality customer interactions. Our approach starts with discovery and learning, which leads to customer journey mapping, creative and content development, analytics and data management; and ends with execution and support in a variety of digital and traditional channels. We do something powerful, we produce engaging and memorable customer interactions to drive business results for our clients, which is why Harte Hanks is famous for developing better customer relationships, experiences and defining interaction-led marketing.

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

•                  direct mail; and

•                  contact centers.

Revenues from the Customer Interaction segment represented approximately 90% of our total revenues for both the three months ended March 31, 2015 and 2014, respectively.

Trillium Software is a leading enterprise data quality solutions provider.  Our data quality specialists help organizations achieve increased business from their data management initiatives and existing business-critical processes by providing enterprise data profiling and data cleansing software and services.  Trillium Software offers industry-specific business solutions that help solve data problems experienced by financial services, banking, retail, healthcare, manufacturing, and risk professionals.  Our full complement of technologies and services include global data profiling, data cleansing, enrichment, and data linking for e-business, Big Data, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from the Trillium Software segment are comprised primarily of perpetual software licenses, annual maintenance and professional services, and represented approximately 10% of our total revenues for both the three months ended March 31, 2015 and 2014, respectively.

We derive revenues by providing Customer Interaction services and Trillium Software licensing sales and services.

General corporate expense consists primarily of pension and worker’s compensation expense related to employees of business operations we no longer own.

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

Results of Operations

Operating results were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2015	2014	% Change
Revenues	$121,173	$132,727	-8.7%
Operating expenses	118,158	128,148	-7.8%
Operating income	$3,015	$4,579	-34.2%
	`
Income before taxes	$2,813	$3,166	-11.1%

Diluted EPS from operations	$0.03	$0.03	0.0%

1st Quarter 2015 vs. 1st Quarter 2014

Revenues

Consolidated revenues decreased $11.6 million, or 8.7%, in the first quarter of 2015 compared to the first quarter of 2014. These results reflect the impact of our retail markets and automobile and consumer brands verticals decreasing $5.2 million, or 15.3%, and $4.5 million, or 18.6%, respectively. This is primarily due to lost clients and clients reducing their marketing spends. In addition, our select markets vertical decreased by $2.6 million, or 18.9%, over the prior year first quarter due to a large non-recurring contact center project in the first quarter of 2014. Revenue from our technology, healthcare, and financial services verticals remained flat compared to the first quarter of 2014.

Operating Expenses

Overall operating expenses were $118.2 million in the first quarter of 2015, compared to $128.1 million in the first quarter of 2014. Labor costs decreased $6.7 million, or 9.3%, compared to the first quarter of 2014 primarily due to reduced management labor from headcount reductions. Production and distribution expenses decreased $4.3 million, or 10.7%, over the prior year quarter primarily due to a decrease in outsourced services and job production expense. General and administrative expense increased $1.4 million, or 10.8%, compared to the prior year primarily due to transaction related legal and professional fees. Depreciation and intangible asset and software amortization expense decreased $0.4 million, or 10.5%.

Our largest cost components are labor, outsourced costs and mail supply chain costs.  Each of these costs are somewhat variable and tend to fluctuate with revenue and the demand for our services.  Mail supply chain rates have increased over the last few years due to demand and supply issues within the transportation industry.  Future changes in mail supply chain rates will continue to impact our total production costs and total operating expenses and may have an impact on future demand for our supply chain management.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Customer Interaction

Customer Interaction operating results were as follows:

	Three Months Ended March 31,
In thousands	2015	2014	% Change
Revenues	$109,315	$118,734	-7.9%
Operating expenses	107,788	116,784	-7.7%
Operating income	$1,527	$1,950	-21.7%

1st Quarter 2015 vs, 1st Quarter 2014

Revenues

Customer Interaction revenues decreased $9.4 million, or 7.9%, in the first quarter of 2015 compared to the first quarter of 2014. These results reflect the impact of our retail vertical decreasing by $5.2 million, or 15.7%, compared to the first quarter of 2014, primarily due to lost clients and clients reducing their marketing spends.  In addition, our auto and consumer brands and select market verticals decreased by $3.1 million, or 15.6%, and $2.2 million, or 18.9%, respectively. Revenues from our financial services, healthcare, and technology verticals remained flat compared to the prior year. Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Future revenue performance will depend on, among other factors, the overall strength of the national and international economies and how successful we are at maintaining and growing business with existing clients organically and through acquisition, acquiring new clients and meeting client demands.  We believe that, in the long-term, an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to the targeted media space, and that our business will benefit as a result.  Targeted media advertising results can be more effectively tracked, enabling measurement of the return on marketing investment.

Operating Expenses

Customer Interaction operating expenses decreased $9.0 million, or 7.7%, in the first quarter of 2015 compared to the first quarter of 2014. Labor costs decreased compared to the first quarter of 2014, primarily due to a decrease in salaries and wages.

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

Trillium Software

Trillium Software operating results were as follows:

	Three Months Ended March 31,
In thousands	2015	2014	% Change
Revenues	$11,858	$13,993	-15.3%
Operating expenses	8,845	10,398	-14.9%
Operating income	$3,013	$3,595	-16.2%

1st Quarter 2015 vs. 1st Quarter 2014

Revenues

Trillium Software revenues decreased $2.1 million, or 15.3%, in the first quarter of 2015 compared to the first quarter of 2014. This decrease was primarily related to decreased revenue from sales of software licenses and professional services.  Trillium Software had a large software license sale in the first quarter of 2014 that did not recur in 2015.

Operating Expenses

Trillium Software operating expenses decreased $1.6 million, or 14.9%, in the first quarter of 2015 compared to the first quarter of 2014.  This is primarily due to decreased labor and production expense.

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

Corporate

1st Quarter 2015 vs 1st Quarter 2014

General corporate expense increased $0.6 million, or 57.9%, in the first quarter of 2015 compared to the first quarter of 2014. This is primarily due to an increase in pension expense compared to the prior year relating to the adoption of the 2014 generational mortality tables and changes in discount rate.

Interest Expense

1st Quarter 2015 vs. 1st Quarter 2014

Interest expense decreased $0.1 million, or 11.0%, in the first quarter of 2015 compared to the first quarter of 2014.  This was due to a lower average debt balance in the first quarter of 2015.  The lower average debt balance in the first quarter of 2015 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility.  See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Other Income and Expense

1st Quarter 2015 vs. 1st Quarter 2014

Other income, net, was $0.4 million in the first quarter of 2015 compared to other expense, net, of $0.7 million in the first quarter of 2014.  This $1.1 million variance from the prior year quarter is primarily due to a $0.8 million foreign currency transaction gain in the first quarter of 2015 versus a $0.3 million foreign currency transaction loss during the prior year quarter.

Income Taxes

1st Quarter 2015 vs. 1st Quarter 2014

Income tax expense decreased $0.1 million in the first quarter of 2015 compared to the first quarter of 2014.  Our effective tax rate was 42.6% for the first quarter of 2015, increasing from 41.7% for the first quarter of 2014.  The increase in the effective tax rate is primarily due to a slight increase in the state deferred tax accruals. Excluding the impact of our first quarter discrete items, our effective tax rate for the first quarter of 2015 would have been 37.6%

Income/Earnings Per Share

1st Quarter 2015 vs. 1st Quarter 2014

We recorded net income of $1.6 million and diluted earnings per share of $0.03 in the first quarter of 2015.  These results compare to net income of $1.8 million and diluted earnings per share of $0.03 per share in the first quarter of 2014.  The decrease in net income is primarily a result of a decrease in revenues and the change in other income and expense discussed above. The decrease in revenues is offset by a decrease in operating expenses.

Economic Climate and Impact on our Financial Statements

We cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate, nor can we predict the impact of the economic climate in the industry in which we operate. Economic downturns and turmoil severely affect the marketing services industry. A deep or enduring economic recession in the U.S. or other markets we or our clients serve could have a material adverse effect on our business, financial position or operating results.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2015, cash and cash equivalents were $33.2 million, decreasing $23.6 million from cash and cash equivalents of $56.7 million at December 31, 2014.  This net decrease was a result of net cash provided by operating activities of $20.7 million, net cash used in investing activities of $32.9 million, net cash used in financing activities of $9.9 million and the negative effect of exchange rate changes of $1.5 million.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 was $20.4 million, compared to $6.7 million for the three months ended March 31, 2014.  The $13.7 million year-over-year increase was primarily attributable to changes in working capital.

For the three months ended March 31, 2015, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•                  A decrease in accounts receivable of $18.6 million attributable to collection of the December 31, 2014 receivables as well as higher revenues in the first quarter of 2014 compared to the first quarter of 2015.

•                  A decrease in accrued expenses and other liabilities of $5.8 million due to decreases in income taxes payable, deferred revenue, and other current liabilities.

Investing Activities

Net cash used in investing activities was $32.6 million for the three months ended March 31, 2015, compared to net cash used in investing activities of $2.6 million for the three months ended March 31, 2014.  The $30.0 million variance is the result of the acquisition of 3Q Digital, Inc. using cash of $30.2 million in March of 2015.

Financing Activities

Net cash used in financing activities was $9.9 million for the three months ended March 31, 2015 compared to $8.5 million for the three months ended March 31, 2014.  The $1.4 million increase is primarily due to the scheduled $1.5 million increase in repayments of borrowings.

Foreign Holdings of Cash

Foreign holdings of cash as of March 31, 2015 and 2014 were $15.5 million and $13.7 million, respectively. The Company would need to accrue and pay taxes if repatriated; however, the Company does not intend to repatriate funds subject to tax.

Credit Facilities

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent.  The 2011 Term Loan Facility matures on August 16, 2016.  For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect.  We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties.  At March 31, 2015, we had $78.1 million outstanding under the 2011 Term Loan Facility.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records and compliance with applicable laws.  The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control.  Our material domestic subsidiaries have guaranteed the performance of Harte Hanks under our credit facilities.  As of March 31, 2015, we were in compliance with all of the covenants of our credit facilities.

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

As of March 31, 2015, we had $73.8 million of unused borrowing capacity under our 2013 Revolving Credit Facility and a cash balance of $33.2 million.  Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2013 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months.  Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate.  A lasting economic recession in the U.S. and other economies could have a material adverse effect on our business, financial position or operating results.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP.  Preparing financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We consider the following to be our critical accounting policies, as described in detail in our 2014 Form 10-K:

•                  Revenue recognition;

•                  Allowance for doubtful accounts;

•                  Reserve for healthcare, workers’ compensation, automobile and general liability insurance;

•                  Goodwill and other intangible assets;

•                  Income taxes; and

•                  Stock-based compensation.

There have been no material changes to the critical accounting policies described above, and in our 2014 Form 10-K.

As of March 31, 2015, in conjunction with the completion of the acquisition of 3Q Digital, Inc. (as described in Note M in the Notes to Financial Statements), we recognize that the estimates and assumptions around management’s application of the earnout liability require that we add accounting for contingent consideration as a critical accounting policy. Management applies ASC 805 Business Combinations, (Subtopic 30-25) Goodwill Recognition, Contingent Consideration. We recognized the acquisition-date fair value of the contingent consideration as part of the consideration transferred in the exchange. The fair value of the contingent consideration arrangement was estimated by applying a multiple scenario approach.

As discussed in Note B, Recent Accounting Pronouncements, of the Notes to Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.  The adoptions of these new accounting pronouncements have not had a material effect on our consolidated financial statements; however, the Company is currently evaluating the impact of the new guidance and method of adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices.  We face market risks related to interest rate variations and to foreign exchange rate variations.  From time to time, we may utilize derivative financial instruments to manage our exposure to such risks.

We are exposed to market risk for changes in interest rates related to our credit facilities.  Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.178% at March 31, 2015).  Our five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At March 31, 2015, our debt balance related to the 2011 Term Loan Facility was $78.1 million.  The three-year $80.0 million 2013 Revolving Credit Facility has a maturity date of August 16, 2016.  At March 31, 2015, we did not have any debt outstanding under the 2013 Revolving Credit Facility.

Assuming the actual level of borrowings throughout the first quarter of 2015, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the first quarter of 2015 would have changed by approximately $0.1 million.  Due to our overall debt level and cash balance at March 31, 2015, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.  At this time we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries.  Our primary exchange rate exposure is to the Euro, British Pound, Australian Dollar and Philippine Peso.  We monitor these risks throughout the normal course of business.  The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies.  Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income.  Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings.  A smaller portion of our transactions are denominated in currencies other than the respective local currencies.  For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars.  Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction.  Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income.  Transactions such as these amounted to $0.8 million in pre-tax currency transaction gains in the first quarter of 2015.  At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We may make changes in our internal control processes from time to time in the future.  It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is set forth in Note K to the Notes to Unaudited Condensed Consolidated Financial Statements, Litigation Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our 2014 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.  In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2014 Form 10-K.   Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q, for a discussion of the economic climate and impact on our financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
January 1 - 31, 2015	—	$—	—	$16,057,649
February 1 - 28, 2015	38,003	$7.76	—	$16,057,649
March 1 - 31, 2015	—	$—	—	$16,057,649
Total	38,003	$7.76	—

(1)  Total number of shares purchased includes shares, if any, (i) purchased as part of our publicly announced stock repurchase programs, and (ii) pursuant to our 2005 Omnibus Incentive Plan and 2013 Omnibus Incentive Plan, (a) withheld to pay withholding taxes and the exercise price in certain cashless exercises of stock options, and (b) withheld to offset withholding taxes upon the vesting of unvested shares.

(2)  During the first quarter of 2015, we did not purchase shares of our common stock through our stock repurchase program that was publicly announced in August 2014.  Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock.  As of March 31, 2015, we have repurchased 595,079 shares and spent $3.9 million under the 2014 stock repurchase program. Through March 31, 2015, we had repurchased a total of 66,976,389 shares at an average price of $18.31 per share under all current and previous repurchase programs.

Item 6.  Exhibits

Exhibit
No.	Description of Exhibit

*2.1	Agreement and Plan of Merger dated March 16, 2015, among Harte Hanks, Inc., Harte Hanks Smart, Inc., 3Q Digital, Inc. and Maury Domengeaux, as representative to the stockholders of 3Q Digital, Inc.

*2.2	Membership Interest Purchase Agreement dated April 14, 2015 between AMI Intermediate, LLC and Harte Hanks, Inc. relating to the sale of Aberdeen Group and Harte Hanks Market Intelligence.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document

*Filed or furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE HANKS, INC.

May 7, 2015	/s/ Robert A. Philpott
Date	Robert A. Philpott
President and Chief Executive Officer

May 7, 2015	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

May 7, 2015	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller