Form 10-Q
period 2015-06-30
HARTE HANKS INC
filed 2015-08-05
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-07120

HARTE HANKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9601 McAllister Freeway, Suite 610, San Antonio, Texas 78216

(Address of principal executive offices, including zipcode)

(210) 829-9000

(Registrant’s telephone number including area code)

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

Yes☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2015 was 61,676,374 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

For the Quarterly Period Ended June 30, 2015

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
In thousands, except per share and share amounts	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$31,215	$56,749
Accounts receivable (less allowance for doubtful accounts of $1,148 at June 30, 2015 and $1,224 at December 31, 2014)	105,724	125,295
Inventory	1,094	1,235
Prepaid expenses	9,364	9,000
Current deferred income tax asset	3,962	5,077
Prepaid income tax	3,229	1,185
Other current assets	6,824	7,953
Total current assets	161,412	206,494
Property, plant and equipment (less accumulated depreciation of $168,832 at June 30, 2015 and $173,699 at December 31, 2014)	35,373	36,913
Goodwill	428,909	398,164
Other intangible assets (less accumulated amortization of $238 at June 30, 2015 and $9,774 at December 31, 2014)	4,536	2,277
Other assets	3,382	3,351
Total assets	$633,612	$647,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$18,375	$18,375
Accounts payable	35,906	36,478
Accrued payroll and related expenses	10,742	9,773
Deferred revenue and customer advances	30,913	33,631
Income taxes payable	948	2,462
Customer postage and program deposits	13,730	17,120
Other current liabilities	4,659	6,430
Total current liabilities	115,273	124,269
Long-term debt	55,125	64,312
Pensions	62,115	65,156
Contingent Consideration	18,801	—
Other long-term liabilities (including deferred income taxes of $61,601 at June 30, 2015 and $59,532 at December 31, 2014)	68,518	66,786
Total liabilities	319,832	320,523

Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized 119,918,945 shares issued at June 30, 2015 and 119,606,551 shares issued at December 31, 2014	119,919	119,607
Additional paid-in capital	347,418	346,239
Retained earnings	1,152,491	1,165,707
Less treasury stock, 58,265,537 shares at cost at June 30, 2015 and 57,832,362 shares at cost at December 31, 2014	(1,260,459)	(1,257,648)
Accumulated other comprehensive loss	(45,589)	(47,229)
Total stockholders’ equity	313,780	326,676
Total liabilities and stockholders’ equity	$633,612	$647,199

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,
In thousands, except per share amounts	2015	2014
Operating revenues	$122,345	$140,310
Operating expenses
Labor	62,436	69,613
Production and distribution	35,406	42,158
Advertising, selling, general and administrative	12,795	13,860
Depreciation, software and intangible asset amortization	3,651	3,692
Total operating expenses	114,288	129,323
Operating income	8,057	10,987
Other expenses
Interest expense, net	1,468	629
Loss on Sale	9,501	—
Other, net	1,518	1,075
Total other expenses	12,487	1,704
Income (loss) from operations before income taxes	(4,430)	9,283
Income tax expense (benefit)	(258)	3,646
Net income (loss)	$(4,172)	$5,637

Basic earnings per common share	$(0.07)	$0.09

Weighted-average common shares outstanding	61,843	62,734

Diluted earnings per common share	$(0.07)	$0.09

Weighted-average common and common equivalent shares outstanding	61,843	62,987

Net income (loss)	$(4,172)	$5,637

Other comprehensive income, net of tax
Adjustment to pension liability	$934	$504
Foreign currency translation adjustments	1,386	420
Total other comprehensive income (loss), net of tax	2,320	924
Comprehensive income (loss)	$(1,852)	$6,561

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Six Months Ended June 30,
In thousands, except per share amounts	2015	2014
Operating revenues	$243,518	$273,037
Operating expenses
Labor	127,099	140,917
Production and distribution	71,366	82,434
Advertising, selling, general and administrative	26,893	26,590
Depreciation, software and intangible asset amortization	7,088	7,530
Total operating expenses	232,446	257,471
Operating income	11,072	15,566
Other expenses
Interest expense, net	2,077	1,308
Loss on Sale	9,501	—
Other, net	1,110	1,809
Total other expenses	12,688	3,117
Income (loss) from operations before income taxes	(1,616)	12,449
Income tax expense	942	4,967
Net income (loss)	$(2,558)	$7,482

Basic earnings per common share	$(0.04)	$0.12

Weighted-average common shares outstanding	61,858	62,711

Diluted earnings per common share	$(0.04)	$0.12

Weighted-average common and common equivalent shares outstanding	61,858	62,975

Net income (loss)	$(2,558)	$7,482

Other comprehensive income, net of tax
Adjustment to pension liability	$1,741	$1,056
Foreign currency translation adjustments	(101)	607
Total other comprehensive income (loss), net of tax	1,640	1,663
Comprehensive income (loss)	$(918)	$9,145

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
In thousands	2015	2014
Cash Flows from Operating Activities
Net income	$(2,558)	$7,482
Adjustments to reconcile net income to net cash provided by operating activities
Loss on sale	9,501	—
Depreciation and software amortization	6,829	7,517
Intangible asset amortization	259	13
Stock-based compensation	2,567	2,297
Excess tax benefits from stock-based compensation	—	(1)
Net pension cost (payments)	(139)	2,636
Interest accretion on contingent consideration	861	—
Deferred income taxes	713	2,852
Other, net		(871)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	19,619	5,182
(Increase) decrease in inventory	141	(182)
(Increase) decrease in prepaid expenses and other current assets	(663)	681
Increase in accounts payable	(922)	371
Decrease in other accrued expenses and liabilities	(9,098)	(19,071)
Other, net	(86)	2,910
Net cash provided by operating activities	(27,024)	11,816

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(29,863)	—
Dispositions, net of cash transferred	4,974	—
Purchases of property, plant and equipment	(5,581)	(4,838)
Proceeds from the sale of property, plant and equipment	477	43
Net cash used in investing activities	(29,993)	(4,795)

Cash Flows from Financing Activities
Repayment of borrowings	(9,187)	(6,125)
Issuance of common stock	(403)	(354)
Excess tax benefits from stock-based compensation	—	1
Purchase of treasury stock	(2,343)	(2,086)
Issuance of treasury stock	127	—
Dividends paid	(10,658)	(10,788)
Net cash used in financing activities	(22,464)	(19,352)

Effect of exchange rate changes on cash and cash equivalents	(101)	606
Net decrease in cash and cash equivalents	(25,534)	(11,725)
Cash and cash equivalents at beginning of period	56,749	88,747
Cash and cash equivalents at end of period	$31,215	$77,022

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity

(Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
Balance at December 31, 2013	$119,187	$345,095	$1,163,201	$(1,250,311)	$(28,118)	$349,054
Exercise of stock options and release of unvested shares	420	(151)	—	(750)	—	(481)
Net tax effect of stock options exercised and release of unvested shares	—	(1,993)	—	—	—	(1,993)
Stock-based compensation	—	4,055	—	—	—	4,055
Dividends paid ($0.34 per share)	—	—	(21,485)	—	—	(21,485)
Treasury stock issued	—	(767)	—	1,307	—	540
Purchase of treasury stock	—	—	—	(7,894)	—	(7,894)
Net income	—	—	23,991	—	—	23,991
Other comprehensive loss	—	—	—	—	(19,111)	(19,111)
Balance at December 31, 2014	$119,607	$346,239	$1,165,707	$(1,257,648)	$(47,229)	$326,676
Exercise of stock options and release of unvested shares	312	(102)	—	(595)	—	(385)
Net tax effect of stock options exercised and release of unvested shares	—	(1,269)	—	—	—	(1,269)
Stock-based compensation	—	2,568	—	—	—	2,568
Dividends paid ($0.17 per share)	—	—	(10,658)	—	—	(10,658)
Treasury stock issued	—	(18)	—	127	—	109
Purchase of treasury stock	—	—	—	(2,343)	—	(2,343)
Net income/(loss)	—	—	(2,558)	—	—	(2,558)
Other comprehensive loss/(gain)	—	—	—	—	1,640	1,640
Balance at June 30, 2015	$119,919	$347,418	$1,152,491	$(1,260,459)	$(45,589)	$313,780

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries

Notes to Financial Statements

Note A - Basis of Presentation

Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte Hanks, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As used in this report, the terms “Harte Hanks,” “the Company”, “we,” “us” or “our” may refer to Harte Hanks, Inc., one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Note B - Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. This ASU is effective for interim and annual periods beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting; however, we do not expect the adoption to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The impact on the Company will be a reclassification of debt issuance costs; however, we do not expect the adoption to have a significant impact on our consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. For the Company the new effective date for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017 (original effective date of the ASU). The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note C - Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels:

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable and trade payables. The fair value of our outstanding debt is disclosed in Note E, Long-Term Debt. The summary of our acquisition related contingent consideration accounted for at fair value on a recurring basis is disclosed in Note M, Acquisition and Disposition.

Note D — Goodwill

As of June 30, 2015 and December 31, 2014, we had goodwill of $428.9 million and $398.2 million, respectively.

On March 16, 2015 the Company acquired the stock of privately-owned digital marketing agency. The Company paid some consideration upon closing, with additional consideration payable upon the achievement of revenue performance goals over the three-year period following the closing. The Company performed a valuation to determine the estimate of the total purchase consideration and to estimate values for the tangible and identifiable intangible assets. As a result of the calculation, we recorded $41.8 million in goodwill.

On April 14, 2015 the Company sold its B2B research businesses, Aberdeen Group and Harte Hanks Market Intelligence (“the B2B research business”). The B2B research business asset group is a part of our Customer Interactions segment (see Note L below). The allocated fair value of the B2B research goodwill within the net book value of Customer Interactions goodwill was $11.1 million. This amount was written-off and is reflected in the Loss on sale in the Other Expenses section of the Condensed Consolidated Statements of Income. See Note M below for further discussion.

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

We continue to monitor potential triggering events, including changes in the business climate in which we operate, attrition of key personnel, the current volatility in the capital markets, the Company’s market capitalization compared to our book value, our recent operating performance, and financial projections. During the quarter ended June 30 2015, we did not identify any additional triggering events that require testing for impairment. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges in the future.

Note E — Long-Term Debt

Our long-term debt obligations were as follows:

	June 30,	December 31,
In thousands	2015	2014
2013 Revolving Credit Facility, various interest rates based on Eurodollar rate ($73.8 million capacity and effective rate of 2.44% at June 30, 2015), due August 16, 2016	$—	$—
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.19% at June 30, 2015), due August 16, 2016	73,500	82,687
Total debt	73,500	82,687
Less current maturities	18,375	18,375
Total long-term debt	$55,125	$64,312

The carrying values and estimated fair values of our outstanding debt were as follows:

	June 30,		December 31,
	2015		2014
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Debt	$73,500	$73,500	$82,687	$82,687

The estimated fair values were calculated using current rates provided to us by our lenders for debt of the same remaining maturity and characteristics. These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820.

Note F — Stock-Based Compensation

We recognized $1.3 million of stock-based compensation during the three months ended June 30, 2015 and 2014. We recognized $2.6 million and $2.3 million in the six months ended June 30, 2015 and 2014, respectively.

Equity awards granted during the quarter were as follows:

	June 30,		June 30,
	2015		2014
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Stock options	933,236	$2.06	862,745	$2.65
Unvested shares	440,516	$7.67	401,754	$8.19
Performance stock units	320,030	$6.68	285,841	$7.17

Note G — Components of Net Periodic Benefit Cost

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible (the Qualified Pension Plan). We elected to freeze benefits under the Qualified Pension Plan as of December 31, 1998.

In 1994, we adopted a non-qualified, unfunded, supplemental pension plan (the Restoration Pension Plan) covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from our Qualified Pension Plan were it not for limitations imposed by income tax regulation. The benefits under the Restoration Pension Plan were intended to provide benefits equivalent to our Qualified Pension Plan as if such plan had not been frozen.

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,
In thousands	2015	2014
Service cost	$—	$—
Interest cost	1,931	1,916
Expected return on plan assets	(2,159)	(2,109)
Recognized actuarial loss	1,557	921
Net periodic benefit cost	$1,329	$728

	Six Months Ended June 30,
In thousands	2015	2014
Service cost	$—	$100
Interest cost	3,862	3,855
Expected return on plan assets	(4,319)	(4,218)
Recognized actuarial loss	3,114	1,842
Net periodic benefit cost	$2,657	$1,579

We made contributions of $2.0 million to our Qualified Pension Plan in the first half of 2015. We plan to make additional contributions of $2.0 million to this pension plan during the remainder of 2015. Contributions to our funded, frozen pension plan are being made in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2015 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.8 million in the first half of 2015. In the event of a change of control, as defined in the plan document, the Restoration Pension Plan is required to be fully funded.

Note H - Income Taxes

Our second quarter 2015 income tax benefit of $0.3 million resulted in an effective income tax rate of 5.8%. Our first half 2015 income tax expense of $0.9 million resulted in a negative effective income tax rate of 58.3%. Our effective tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2015. Excluding the impact of the loss on sale and discrete items related to enacted state and local tax legislation, our effective tax rate for the second quarter and first half of 2015 would have been 41.0% and 39.6% respectively. The effective income tax rate calculated for the first half of 2015 is differs from the federal statutory rate of 35.0%, primarily due to the nondeductible goodwill write-off’s impact on the tax calculated on the loss on sale and the addition of state income taxes.

Our second quarter 2014 income tax expense of $3.6 million resulted in an effective income tax rate of 39.3%. Our first half 2014 income tax expense of $5.0 million resulted in an effective income tax rate of 39.9%. The effective income tax rate calculated for the first six months of 2014 is higher than the federal statutory rate of 35.0%, primarily due to the addition of state income taxes.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2010. For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2011.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income. We did not have a significant amount of interest or penalties accrued at June 30, 2015 or December 31, 2014.

Note I - Earnings Per Share

Basic earnings per share (EPS) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and unvested shares. Reconciliations of basic and diluted EPS are as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2015	2014
Basic EPS
Net income/(loss)	$(4,172)	$5,637
Weighted-average common shares outstanding used in earnings per share computations	61,843	62,734
Earnings/(loss) per common share	$(0.07)	$0.09

Diluted EPS
Net income/(loss)	$(4,172)	$5,637
Shares used in diluted earnings per share computations	61,843	62,987
Earnings/(loss) per common share	$(0.07)	$0.09

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	61,843	62,734
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	253
Shares used in diluted earnings per share computations	61,843	62,987

We excluded 4.0 million of anti-dilutive market price options from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2014. We also excluded 0.3 million anti-dilutive unvested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three month ended June 30, 2015 due to the current period net loss. No anti-dilutive market price options or unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2015.

	Six Months Ended June 30,
In thousands, except per share amounts	2015	2014
Basic EPS
Net income/(loss)	$(2,558)	$7,482
Weighted-average common shares outstanding used in earnings per share computations	61,858	62,711
Earnings/(loss) per common share	$(0.04)	$0.12

Diluted EPS
Net income/(loss)	$(2,558)	$7,482
Shares used in diluted earnings per share computations	61,858	62,975
Earnings/(loss) per common share	$(0.04)	$0.12

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	61,858	62,711
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	264
Shares used in diluted earnings per share computations	61,858	62,975

We excluded 3.8 million anti-dilutive market price options from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2014. We also excluded 0.1 million anti-dilutive unvested shares from the calculation of shares used in the diluted EPS calculation for the six month ended June 30, 2014 due to the current period net loss. There were no anti-dilutive market price options or unvested shares excluded from the calculations of shares used in the diluted EPS calculation for the six months ended June 30, 2015.

Note J — Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income was as follows:

	Three Months Ended June 30,
In thousands	2015	2014
Net income (loss)	$(4,172)	$5,637

Other comprehensive income (loss):
Adjustment to pension liability	1,557	840
Tax expense	(623)	(336)
Adjustment to pension liability, net of tax	934	504
Foreign currency translation adjustment	1,386	420
Total other comprehensive income	2,320	924

Total comprehensive income (loss)	$(1,852)	$6,561

	Six Months Ended June 30,
In thousands	2015	2014
Net income (loss)	$(2,558)	$7,482

Other comprehensive income (loss):
Adjustment to pension liability	2,902	1,760
Tax expense	(1,161)	(704)
Adjustment to pension liability, net of tax	1,741	1,056
Foreign currency translation adjustment	(101)	607
Total other comprehensive income	1,640	1,663

Total comprehensive income (loss)	$(918)	$9,145

Changes in accumulated other comprehensive income by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2014	$(49,560)	$2,331	$(47,229)
Other comprehensive (loss), net of tax, before reclassifications	—	(101)	(101)
Amounts reclassified from accumulated other comprehensive income, net of tax	1,741	—	1,741
Net current period other comprehensive income (loss), net of tax	1,741	(101)	1,640
Balance at June 30, 2015	$(47,819)	$2,230	$(45,589)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2013	$(32,279)	$4,161	$(28,118)
Other comprehensive income, net of tax, before reclassifications	—	607	607
Amounts reclassified from accumulated other comprehensive income, net of tax	1,056	—	1,056
Net current period other comprehensive income, net of tax	1,056	607	1,663
Balance at June 30, 2014	$(31,223)	$4,768	$(26,455)

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

Note L — Business Segments

We conduct our operations by organizing into two distinct operating divisions: Customer Interaction and Trillium Software. In accordance with FASB ASC 280, Segment Reporting, we report the two operating divisions as two reportable segments; Customer Interaction and Trillium Software. Our reportable segments are described below. Corporate expense consists primarily of pension and workers’ compensation expense related to employees from operations we no longer own.

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

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

Information about the operations of our two business segments is as follows:

	Three Months Ended June 30,
In thousands	2015	2014
Operating revenues
Customer Interaction	$109,175	$127,321
Trillium Software	13,170	12,989
Total operating revenues	$122,345	$140,310

Operating income
Customer Interaction	$5,042	$9,192
Trillium Software	4,567	2,749
Corporate	(1,552)	(954)
Total operating income	$8,057	$10,987

Income from operations before income taxes	$8,057	$10,987
Interest Expense	1,477	710
Interest Income	(9)	(81)
Loss on Sale	9,501	—
Other, Net	1,518	1,075
Total income (loss) from operations before income taxes	$(4,430)	$9,283

	Six Months Ended June 30,
In thousands	2015	2014
Operating revenues
Customer Interaction	$218,490	$246,055
Trillium Software	25,028	26,982
Total operating revenues	$243,518	$273,037

Operating income
Customer Interaction	$6,569	$11,142
Trillium Software	7,580	6,344
Corporate	(3,077)	(1,920)
Total operating income	$11,072	$15,566

Income from operations before income taxes	$11,072	$15,566
Interest Expense	2,124	1,437
Interest Income	(47)	(129)
Loss on Sale	9,501	—
Other, Net	1,110	1,809
Total income (loss) from operations before income taxes	$(1,616)	$12,449

Note M — Acquisition and Disposition

On March 16, 2015, we completed the acquisition of 3Q Digital. The results of 3Q Digital’s operations have been included in our consolidated financial statements since that date and are reported in the Customer Interaction segment. At the time of the acquisition, (i) each outstanding vested share of 3Q Digital capital stock was converted into the right to receive a portion of the merger consideration (including the right to receive a portion of the earnout consideration, if any), (ii) each outstanding unvested share of 3Q capital stock was cancelled, (iii) outstanding vested stock options were converted into the right to receive a portion of the merger consideration (including the right to receive a portion of the defined earnout consideration, if any) (net of the exercise price of such options) and (iv) unvested stock options were cancelled. The initial purchase price was $30.2 million in cash. In addition, the purchase price includes a contingent consideration arrangement that requires us to pay the former owners of 3Q Digital an additional cash payment depending on achievement of certain revenue growth goals. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $35.0 million in cash in 2017.

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

The fair value of the tangible net assets, identifiable intangible assets and goodwill is $48.2 million. The acquired intangible assets, which are being amortized, are as follows: customer relationships of $4.3 million (amortized over seven years), trade names and trademarks of $0.3 million (amortized over two years) and non-compete agreements of $0.2 million (amortized over three years).

A reconciliation of the beginning and ending accrued balances of the earnout consideration using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 follows:

(in thousands)	Fair Value
Contingent consideration at acquisition date	$17,940
Accretion of interest	861
Accrued earnout liability as of June 30, 2015	$18,801

The purchase price has been preliminarily allocated based on the estimated fair values of assets described above and are subject to achievement of revenue goals. Future purchase price adjustments are possible in future quarters based upon further evaluation and analysis.

On April 14, 2015, Harte Hanks sold its B2B research business. The B2B research business represented less than 5% of our total 2014 revenues. As a result of the sale, the Company recognized a pre-tax loss of $9.5 million in relation to the disposal or transfer of assets and liabilities to the purchasing organization. The related asset group does not meet the criteria to be classified as a component of an entity. As such, the related loss on sale is included in income from continuing operations before income taxes in the income statement in Other Expenses. The assets included both goodwill and intangible assets (see Note D above). Future expenses are possible in future quarter based upon certain working capital settlement provisions.

Note that in conjunction with the purchase agreement, Harte Hanks may continue to provide services to the B2B research business beyond the duration of the transition services agreement. Such services will conducted under a services agreement that is negotiated at arm’s length. The payables and receivables that may result are not anticipated to be material to Harte Hanks.

Note N — Subsequent Event

On July 9, 2015, Harte Hanks announced that Douglas C. Shepard would succeed Robert A. Philpott as its (interim) President and Chief Executive Officer, effective immediately. Mr. Philpott resigned as President and Chief Executive Officer and from the Company’s board of directors, effective July 7, 2015. In connection with his resignation, Harte Hanks agreed to provide Mr. Philpott severance benefits as though he had been terminated “without Cause” under the terms of his Employment Agreement with the Company of July 1, 2013. Related to this transition, we expect to incur a post-tax severance charge of approximately $2.0 million to $2.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws.  All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives related thereto (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources, and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) expectations for and effects of acquired and disposed businesses, (8) our stock repurchase program, (9) expectations regarding legal proceedings and other contingent liabilities, and (10) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2015 earnings release issued on June 30, 2015. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Harte Hanks partners with clients to deliver relevant, connected and quality customer interactions. Our approach starts with discovery and learning, which leads to customer journey mapping, creative and content development, analytics and data management, and ends with execution and support in a variety of digital and traditional channels. We do something powerful:  we produce engaging and memorable customer interactions to drive business results for our clients, which is why Harte Hanks is famous for developing better customer relationships and experiences and defining interaction-led marketing.

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

•                  direct mail; and

•                  contact centers.

Revenues from the Customer Interaction segment represented approximately 90% of our total revenues for both the three months and six months ended June 30, 2015 and 2014, respectively.

Trillium Software is a leading enterprise data quality solutions provider. Our data quality specialists help organizations achieve increased business from their data management initiatives and existing business-critical processes by providing enterprise data profiling and data cleansing software and services. Trillium Software offers industry-specific business solutions that help solve data problems experienced by financial services, banking, retail, healthcare, manufacturing, and risk professionals. Our full complement of technologies and services include global data profiling, data cleansing, enrichment, and data linking for e-business, Big Data, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from the Trillium Software segment are comprised primarily of perpetual software licenses, annual maintenance, and professional services, and represented approximately 10% of our total revenues for both the three months and six months ended June 30, 2015 and 2014, respectively.

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

Our principal operating expense items are labor, outsourced costs, and mail supply chain management.

Results of Operations

Operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except per share amounts	2015	2014	% Change	2015	2014	% Change
Revenues	$122,345	$140,310	-12.8%	$243,518	$273,037	-10.8%
Operating expenses	114,288	129,323	-11.6%	232,446	257,471	-9.7%
Operating income	$8,057	$10,987	-26.7%	$11,072	$15,566	-28.9%
	`			`
Income (loss) before taxes	$(4,430)	$9,283	-178.6%	$(1,616)	$12,449	-121.6%

Diluted EPS from operations	$(0.07)	$0.09	-177.8%	$(0.04)	$0.12	-133.3%

2nd Quarter 2015 vs. 2nd Quarter 2014

Revenues

Consolidated revenues decreased $18.0 million, or 12.8%, in the second quarter of 2015 compared to the second quarter of 2014. These results reflect the impact of our automobile and consumer brands, technology, and retail verticals decreasing $4.7 million, or 18.7%, $7.1 million, or 21.0%, and $4.5 million, or 13.4%, respectively. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. In addition, our select markets vertical decreased by $3.6 million, or 20.1%, over the prior year second quarter due to a large non-recurring contact center project in the second quarter of 2014. Revenue from our healthcare services vertical increased $0.5 million, or 5.1%, principally from contact center support for a new pharmaceutical client. Revenue from our financial services vertical increased $1.4 million, or 6.9%, due to the addition of a new client using our solutions for analytics, database, creative, and mail services.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Operating Expenses

Overall operating expenses were $114.3 million in the second quarter of 2015, compared to $129.3 million in the second quarter of 2014. Labor costs decreased $7.2 million, or 10.3%, compared to the second quarter of 2014 primarily due to reduced management labor from headcount reductions and severance expense in the second quarter of 2014. Production and distribution expenses decreased $6.8 million, or 16.0%, over the prior year quarter primarily due to a decrease in outsourced services and job production expense. General and administrative expense decreased $1.1 million, or 7.7%, compared to the prior year primarily due professional fees related to rebranding and formation of our strategy which occurred in 2014. Depreciation and intangible asset and software amortization expense remained flat to the first quarter of 2014.

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

First Half 2015 vs. First Half 2014

Revenues

Consolidated revenues decreased $29.5 million, or 10.8%, in the first half of 2015 compared to the first half of 2014. These results reflect the impact of our automobile and consumer brands, technology, and retail verticals decreasing $9.0 million, or 18.4%, $6.4 million, or 10.2%, and $9.6 million, or 14.3%, respectively compared to the first half of 2014. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. In addition, our select markets vertical decreased $6.0 million, or 19.2%, from the first half of the prior year due to a large non-recurring contact center project in the second quarter of 2014. Revenue from our healthcare services vertical increased $0.3 million, or 1.5%, principally from contact center support for a new pharmaceutical client. Revenue from our financial services vertical increased $1.2 million, or 3.2%, due to the addition of a new client using our solutions for analytics, database, creative, and mail services.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Operating Expenses

Overall operating expenses were $232.4 million in the first half of 2015, compared to $257.5 million in the first half of 2014. Labor costs decreased $13.8 million, or 9.8%, compared to the first half of 2014 primarily due to reduced management labor from headcount reductions and severance expense in the first half od 2014. Production and distribution expenses decreased $11.1 million, or 13.4%, over the prior year quarter primarily due to a decrease in outsourced services and job production expense. General and administrative expense increased $0.3 million, or 1.2%, compared to the prior year primarily due to transaction related legal fees and professional services. Depreciation and intangible asset and software amortization expense remained flat to the first half of 2014.

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

Customer Interaction

Customer Interaction operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2015	2014	% Change	2015	2014	% Change
Revenues	$109,175	$127,321	-14.3%	$218,490	$246,055	-11.2%
Operating expenses	104,133	118,129	-11.8%	211,921	234,913	-9.8%
Operating income	$5,042	$9,192	-45.1%	$6,569	$11,142	-41.0%

2nd Quarter 2015 vs, 2nd Quarter 2014

Revenues

Customer Interaction revenues decreased $18.1 million, or 14.3%, in the second quarter of 2015 compared to the second quarter of 2014. These results reflect the impact of our automobile and consumer brands, technology, and retail verticals decreasing $4.2 million, or 19.2%, $7.9 million, or 25.6%, and $4.6 million, or 14.1%, respectively. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of the Aberdeen Group and Market Intelligence. In addition, our select markets vertical decreased by $3.6 million, or 22.1%, over the prior year second quarter due to a large non-recurring contact center project in the second quarter of 2014. Revenue from our healthcare services vertical increased $0.7 million, or 6.9%, principally from contact center support for a new pharmaceutical client. Revenue from our financial services vertical increased $1.5 million, or 9.8%, due to the addition of a new client using our solutions for analytics, database, creative, and mail services.

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

Operating Expenses

Customer Interaction operating expenses decreased $14.0 million, or 11.8%, in the second quarter of 2015 compared to the second quarter of 2014. Labor costs decreased $6.3 million, or 10.2%, compared to the second quarter of 2014, primarily due to a decrease in management labor from headcount reductions and severance expense in the second quarter of 2014. Production costs decreased $6.6 million, or 15.9%, compared to the second quarter of 2014 primarily due to decreased outsourced production costs. In addition, general and administrative expense decreased $1.0 million, or 9.0%.. Depreciation and intangible asset and software amortization expense remained flat.

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

First Half 2015 vs. First Half 2014

Revenues

Customer Interaction revenues decreased $27.6 million, or 11.2%, in the first half of 2015 compared to the first half of 2014. These results reflect the impact of our automobile and consumer brands, technology, and retail verticals decreasing $7.2 million, or 17.2%, $7.1 million, or 12.4%, and $9.8 million, or 14.9%, respectively compared to the first half of 2014. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. In addition, our select markets vertical decreased $5.7 million, or 20.2%, from the first half of the prior year due to a large non-recurring contact center project in the first half of 2014. Revenue from our healthcare services vertical increased $0.5 million, or 2.5%, principally from contact center support for a new pharmaceutical client. Revenue from our financial services vertical increased $1.6 million, or 5.1%, due to the addition of a new client using our solutions for analytics, database, creative, and mail services.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Operating Expenses

Customer Interaction operating expenses decreased $23.0 million, or 9.8%, in the first half of 2015 compared to the first half of 2014. Labor costs decreased $12.3 million, or 9.8%, compared to the first half of 2014, primarily due to decreased management labor from headcount reductions. Production and distribution costs decreased $10.8 million, or 13.3%, compared to the first half of 2014 primarily due to decreased outsourced services and job production expense. In addition, depreciation and intangible asset and software amortization expense decreased $0.4 million, or 5.9%. The decreases in operating expenses are offset by an increase in general and administrative expense of $0.5 million, or 2.4%.

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

Trillium Software

Trillium Software operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2015	2014	% Change	2015	2014	% Change
Revenues	$13,170	$12,989	1.4%	$25,028	$26,982	-7.2%
Operating expenses	8,603	10,240	-16.0%	17,448	20,638	-15.5%
Operating income	$4,567	$2,749	66.1%	$7,580	$6,344	19.5%

2nd Quarter 2015 vs. 2nd Quarter 2014

Revenues

Trillium Software revenues increased $0.2 million, or 1.4%, in the second quarter of 2015 compared to the second quarter of 2014. These results reflect a non-recurring software license event and is offset by a decline in maintenance and professional service fees.

Operating Expenses

Trillium Software operating expenses decreased $1.6 million, or 16.0%, in the second quarter of 2015 compared to the second quarter of 2014. This is primarily due to decreased management labor from headcount reductions and severance expense in the second quarter of 2014.

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

First Half 2015 vs. First Half 2014

Revenues

Trillium Software revenues decreased $2.0 million, or 7.2%, in the first half of 2015 compared to the first half of 2014. This decrease is primarily a result of decreased software license revenues.

Operating Expenses

Trillium Software, operating expenses decreased $3.2 million, or 15.5%, in the first half of 2015 compared to the first half of 2014. This decrease is primarily due to decreased management labor from headcount reductions and severance expense in the first half of 2014.

Corporate

2nd Quarter 2015 vs 2nd Quarter 2014

General corporate expense increased $0.6 million, or 62.7%, in the second quarter of 2015 compared to the second quarter of 2014. This is primarily due to an increase in pension expense compared to the prior year relating to the adoption of the 2014 generational mortality tables and changes in discount rate.

First Half 2015 vs. First Half 2014

General corporate expense increased $1.2 million, or 60.3%, in the first half of 2015 compared to the first half of 2014. This is primarily due to an increase in pension expense compared to the prior year relating to the adoption of the 2014 generational mortality tables and changes in discount rate.

Interest Expense

2nd Quarter 2015 vs. 2nd Quarter 2014

Interest expense increased $0.8 million, or 133.4%, in the second quarter of 2015 compared to the second quarter of 2014. This was due to the interest accretion of $0.9 for the earnout liability related to the purchase of 3Q Digital. This was offset slightly by a lower average debt balance in the second quarter of 2015. The lower average debt balance in the second quarter of 2015 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility. See discussion of our credit facilities in the Liquidity and Capital Resources section below.

First Half 2015 vs. First Half 2014

Interest expense increased $0.8 million, or 58.8%, in the first half of 2015 compared to the first half of 2014. This was due to the interest accretion of $0.9 million for the earnout liability related to the purchase of 3Q Digital. This was offset slightly by a lower average debt balance in the second quarter of 2015. The lower average debt balance in the second quarter of 2015 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility. See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Other Income and Expense

2nd Quarter 2015 vs. 2nd Quarter 2014

Other expense, net, was $1.5 million in the second quarter of 2015 compared to $1.1 million in the second quarter of 2014. This $0.4 million variance from the prior year quarter is primarily due to a $1.3 million foreign currency transaction loss in the second quarter of 2015 versus a $0.8 million foreign currency transaction loss during the prior year quarter.

First Half 2015 vs. First Half 2014

Other expense, net, was $1.1 million in the first half of 2015 compared to $1.8 million in the first half of 2014. This $0.7 million variance from the prior year quarter is due to a $0.7 million change in net foreign currency transaction losses.

On April 14, 2015, the Company entered into an agreement to sell its B2B research business. The B2B research business represented less than 5% of the Company’s total 2014 revenues. As a result of the sale, the Company recognized a pre-tax loss of $9.5 million in relation to the disposal or transfer of assets and liabilities to the purchasing organization. The related asset group does not meet the criteria to be classified as a component of an entity. As such, the related loss on sale is included in income from continuing operations before income taxes in the income statement in Other Expenses in the statements of comprehensive income for both the three months and six month ended June 30, 2015.

Income Taxes

2nd Quarter 2015 vs. 2nd Quarter 2014

Income tax expense decreased $3.9 million in the second quarter of 2015 compared to the second quarter of 2014. Our effective tax rate was 5.7% for the second quarter of 2015, decreasing from 39.3% for the second quarter of 2014. Excluding the tax impact of the loss on sale and discrete items related to state and local enacted tax legislation, our second quarter tax rate would have been 41.0%. The increase in the adjusted effective tax rate relates to the impact of nondeductible interest associated with the 3Q earn out.

First Half 2015 vs. First Half 2014

Income tax expense was $0.9 million in the first half of 2015 compared to $5.0 million in the first half of 2014.  The $4.1 million decrease is primarily a result of the change in operating performance coupled with the tax benefit calculated on the loss on sale. Our negative effective tax rate was 58.3% for the first half of 2015, decreasing from 39.9% for the first half of 2014. Excluding the tax benefit on the loss on sale and the impact of other discrete items, our effective tax rate for the first half of 2015 would have been 39.6%.

Income/Earnings Per Share

2nd Quarter 2015 vs. 2nd Quarter 2014

We recorded net loss of $4.2 million and diluted loss per share of $0.07 in the second quarter of 2015. These results compare to net income of $5.6 million and diluted earnings per share of $0.09 per share in the second quarter of 2014. The decrease in net income is primarily a result of the sale of our B2B research business, a decrease in revenues and the change in other income and expense discussed above.

First Half 2015 vs. First Half 2014

We recorded net loss of $2.6 million and diluted loss per share of $0.04.  These results compare to net income of $7.5 million and diluted earnings per share from continuing operations of $0.12 per share in the first half of 2014.

Economic Climate and Impact on our Financial Statements

We cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate, nor can we predict the impact of the economic climate in the industry in which we operate. Economic downturns and turmoil severely affect the marketing services industry. A deep or enduring economic recession in the U.S. or other markets we or our clients serve could have a material adverse effect on our business, financial position, or operating results.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2015, cash and cash equivalents were $31.2 million, decreasing $25.5 million from cash and cash equivalents of $56.7 million at December 31, 2014. This net decrease was a result of net cash provided by operating activities of $27.0 million, net cash used in investing activities of $30.0 million, net cash used in financing activities of $22.5 million and the negative effect of exchange rate changes of $0.1 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $27.0 million, compared to $11.8 million for the six months ended June 30, 2014. The $15.2 million year-over-year increase was primarily attributable to changes in working capital.

For the six months ended June 30, 2015, our principal working capital changes, which directly affected net cash provided by operating activities, were as follows:

•                  A decrease in accounts receivable of $19.6 million attributable to collection of the December 31, 2014 receivables as well as higher revenues in the second quarter of 2014 compared to the second quarter of 2015.

Investing Activities

Net cash used in investing activities was $30.0 million for the six months ended June 30, 2015, compared to net cash used in investing activities of $4.8 million for the six months ended June 30, 2014. The $25.2 million variance is primarily the result of the acquisition of 3Q Digital using cash of $30.2 million in March of 2015.  This is offset by the sale of the B2B research business, generating cash of $5.0 million in April of 2015.

Financing Activities

Net cash used in financing activities was $22.5 million for the six months ended June 30, 2015 compared to $19.4 million for the six months ended June 30, 2014. The $3.1 million increase is primarily due to the scheduled increase in repayments of borrowings.

Foreign Holdings of Cash

Foreign holdings of cash as of June 30, 2015 and 2014 were $14.6 million and $12.8 million, respectively. The Company would need to accrue and pay taxes if repatriated; however, the Company does not intend to repatriate funds subject to tax.

Credit Facilities

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent. The 2011 Term Loan Facility matures on August 16, 2016. For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect. We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties. At June 30, 2015, we had $73.5 million outstanding under the 2011 Term Loan Facility.

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

Under all of our credit facilities we are required to maintain an interest coverage ratio of not less than 2.75 to 1 and a total debt-to-EBITDA ratio of not more than 2.25 to 1. The credit facilities also contain customary covenants restricting our and our subsidiaries’ ability to:

•	authorize distributions, dividends, stock redemptions, and repurchases if a payment event of default has occurred and is continuing;
•	enter into certain merger or liquidation transactions;
•	grant liens;
•	enter into certain sale and leaseback transactions;
•	have foreign subsidiaries account for more than 25% of the consolidated revenue, or 20% of the assets of Harte Hanks and its subsidiaries, in the aggregate;
•	enter into certain transactions with affiliates; and
•	allow the total indebtedness of Harte Hanks’ subsidiaries to exceed $20.0 million.

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records, and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. Our material domestic subsidiaries have guaranteed the performance of Harte Hanks under our credit facilities. As of June 30, 2015, we were in compliance with all of the covenants of our credit facilities.

Outlook

We consider such factors as total cash and cash equivalents, current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities, and financing activities when assessing our liquidity. Our primary sources of liquidity have been cash and cash equivalents on hand and cash generated from operating activities. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing, and financing requirements as they arise.

Capital resources are also available from and provided through our 2013 Revolving Credit Facility, subject to the terms and conditions of that facility. The amount of cash on hand and borrowings available under our 2013 Revolving Credit Facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, working capital changes, capital expenditures, tax payments, share repurchases, pension plan contributions, acquisitions, and dividends.

As of June 30, 2015, we had $73.8 million of unused borrowing capacity under our 2013 Revolving Credit Facility and a cash balance of $31.2 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and availability under the 2013 Revolving Credit Facility will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate. A lasting economic recession in the U.S. and other economies could have a material adverse effect on our business, financial position or operating results.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.

These estimates and assumptions are affected by management’s application of accounting policies. We consider the following to be our critical accounting policies, as described in detail in our 2014 Form 10-K:

•                  Revenue recognition;

•                  Allowance for doubtful accounts;

•                  Reserve for healthcare, workers’ compensation, automobile, and general liability insurance;

•                  Goodwill and other intangible assets;

•                  Income taxes; and

•                  Stock-based compensation.

•                  Accounting for contingent consideration

There have been no material changes to the critical accounting policies described above, and in our 2014 Form 10-K.

As of June 30, 2015, in conjunction with the completion of the acquisition of 3Q Digital, Inc. (as described in Note M in the Notes to Financial Statements), we recognize that the estimates and assumptions around management’s application of the earnout liability require that we add accounting for contingent consideration as a critical accounting policy. Management applies ASC 805 Business Combinations, (Subtopic 30-25) Goodwill Recognition, Contingent Consideration. We recognized the acquisition-date fair value of the contingent consideration as part of the consideration transferred in the exchange. The fair value of the contingent consideration arrangement was estimated by applying a multiple scenario approach.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.187% at June 30, 2015). Our five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At June 30, 2015, our debt balance related to the 2011 Term Loan Facility was $73.5 million. The three-year $80.0 million 2013 Revolving Credit Facility has a maturity date of August 16, 2016. At June 30, 2015, we did not have any debt outstanding under the 2013 Revolving Credit Facility.

Assuming the actual level of borrowings throughout the second quarter of 2015, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the second quarter of 2015 would have changed by approximately $0.1 million. Due to our overall debt level and cash balance at June 30, 2015, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates. At this time we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, Australian Dollar and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income. Transactions such as these amounted to $1.3 million in pre-tax currency transaction losses in the second quarter of 2015. At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the second quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
April 1-30, 2015	37,406	$7.67	—	$16,057,649
May 1-31, 2015	241,811	$6.35	240,000	$14,533,140
June 1-30, 2015	130,000	$6.30	130,000	$13,713,768
Total	409,217	$6.46	370,000

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

(2)  During the second quarter of 2015, we purchased 370,000 shares of our common stock through our stock repurchase program that was publicly announced in August 2014. Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of June 30, 2015, we have repurchased 965,079 shares and spent $6.3 million under the 2014 stock repurchase program. Through June 30, 2015, we had repurchased a total of 67,346,389 shares at an average price of $18.21 per share under all current and previous repurchase programs.

Item 6.  Exhibits

Exhibit
No.	Description of Exhibit

*31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document.

*Filed or furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE HANKS, INC.

August 5, 2015	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
President, Chief Executive Officer,
and Chief Financial Officer

August 5, 2015	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller