Form 10-Q/A
period 2015-06-30
HARTE HANKS INC
filed 2015-08-07
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

(Address of principal executive offices, including zip code)

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends the Quarterly Report on Form 10-Q of Harte Hanks, Inc. for the quarterly period ended June 30, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 5, 2015, for the sole purpose of revising the following:

Item 1. Financial Statements - Condensed Consolidated Statements of Cash Flows in Part I. — Financial Information to correct a clerical error in the presentation of “Net cash provided by operating activities” for the six months ended June 30, 2015 formerly reported as $(27,024) thousand. The amount of “Net cash provided by operating activities” for the six months ended June 30, 2015 has been changed to $27,024 thousand for this Form 10-Q/A. This change had no impact on the “Net decrease in cash and cash equivalents;” and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations in Part I. — Financial Information to correct clerical errors in the presentation of the percentage change in “Income (loss) before taxes” for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and in the percentage change in “Income (loss) before taxes” for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The respective percentage changes were formerly reported as -178.6% and -121.6%. The percentages are -147.7% and -113.0%, respectively.

Except as expressly noted herein, this Amendment No. 1 is presented as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
In thousands	2015	2014
Cash Flows from Operating Activities
Net income	$(2,558)	$7,482
Adjustments to reconcile net income to net cash provided by operating activities
Loss on sale	9,501	—
Depreciation and software amortization	6,829	7,517
Intangible asset amortization	259	13
Stock-based compensation	2,567	2,297
Excess tax benefits from stock-based compensation	—	(1)
Net pension cost (payments)	(139)	2,636
Interest accretion on contingent consideration	861	—
Deferred income taxes	713	2,852
Other, net	—	(871)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	19,619	5,182
(Increase) decrease in inventory	141	(182)
(Increase) decrease in prepaid expenses and other current assets	(663)	681
Increase in accounts payable	(922)	371
Decrease in other accrued expenses and liabilities	(9,098)	(19,071)
Other, net	(86)	2,910
Net cash provided by operating activities	27,024	11,816

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(29,863)	—
Dispositions, net of cash transferred	4,974	—
Purchases of property, plant and equipment	(5,581)	(4,838)
Proceeds from the sale of property, plant and equipment	477	43
Net cash used in investing activities	(29,993)	(4,795)

Cash Flows from Financing Activities
Repayment of borrowings	(9,187)	(6,125)
Issuance of common stock	(403)	(354)
Excess tax benefits from stock-based compensation	—	1
Purchase of treasury stock	(2,343)	(2,086)
Issuance of treasury stock	127	—
Dividends paid	(10,658)	(10,788)
Net cash used in financing activities	(22,464)	(19,352)

Effect of exchange rate changes on cash and cash equivalents	(101)	606
Net decrease in cash and cash equivalents	(25,534)	(11,725)
Cash and cash equivalents at beginning of period	56,749	88,747
Cash and cash equivalents at end of period	$31,215	$77,022

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity

(Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
Balance at December 31, 2013	$119,187	$345,095	$1,163,201	$(1,250,311)	$(28,118)	$349,054
Exercise of stock options and release of unvested shares	420	(151)	—	(750)	—	(481)
Net tax effect of stock options exercised and release of unvested shares	—	(1,993)	—	—	—	(1,993)
Stock-based compensation	—	4,055	—	—	—	4,055
Dividends paid ($0.34 per share)	—	—	(21,485)	—	—	(21,485)
Treasury stock issued	—	(767)	—	1,307	—	540
Purchase of treasury stock	—	—	—	(7,894)	—	(7,894)
Net income	—	—	23,991	—	—	23,991
Other comprehensive loss	—	—	—	—	(19,111)	(19,111)
Balance at December 31, 2014	$119,607	$346,239	$1,165,707	$(1,257,648)	$(47,229)	$326,676
Exercise of stock options and release of unvested shares	312	(102)	—	(595)	—	(385)
Net tax effect of stock options exercised and release of unvested shares	—	(1,269)	—	—	—	(1,269)
Stock-based compensation	—	2,568	—	—	—	2,568
Dividends paid ($0.17 per share)	—	—	(10,658)	—	—	(10,658)
Treasury stock issued	—	(18)	—	127	—	109
Purchase of treasury stock	—	—	—	(2,343)	—	(2,343)
Net income/(loss)	—	—	(2,558)	—	—	(2,558)
Other comprehensive loss/(gain)	—	—	—	—	1,640	1,640
Balance at June 30, 2015	$119,919	$347,418	$1,152,491	$(1,260,459)	$(45,589)	$313,780

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

Our principal operating expense items are labor, outsourced costs, and mail supply chain management.

Results of Operations

Operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except per share amounts	2015	2014	% Change	2015	2014	% Change
Revenues	$122,345	$140,310	-12.8%	$243,518	$273,037	-10.8%
Operating expenses	114,288	129,323	-11.6%	232,446	257,471	-9.7%
Operating income	$8,057	$10,987	-26.7%	$11,072	$15,566	-28.9%
	`			`
Income (loss) before taxes	$(4,430)	$9,283	-147.7%	$(1,616)	$12,449	-113.0%

Diluted EPS from operations	$(0.07)	$0.09	-177.8%	$(0.04)	$0.12	-133.3%

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

Operating Expenses

Customer Interaction operating expenses decreased $14.0 million, or 11.8%, in the second quarter of 2015 compared to the second quarter of 2014. Labor costs decreased $6.3 million, or 10.2%, compared to the second quarter of 2014, primarily due to a decrease in management labor from headcount reductions and severance expense in the second quarter of 2014. Production costs decreased $6.6 million, or 15.9%, compared to the second quarter of 2014 primarily due to decreased outsourced production costs. In addition, general and administrative expense decreased $1.0 million, or 9.0%. Depreciation and intangible asset and software amortization expense remained flat.

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

HARTE HANKS, INC.

August 7, 2015	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
President, Chief Executive Officer,
and Chief Financial Officer

August 7, 2015	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller