Form 10-Q
period 2015-09-30
HARTE HANKS INC
filed 2015-11-05
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 15, 2015 was 61,249,900 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended September 30, 2015

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
In thousands, except per share and share amounts	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$24,743	$56,749
Accounts receivable (less allowance for doubtful accounts of $1,258 at September 30, 2015 and $1,224 at December 31, 2014)	112,562	125,295
Inventory	1,245	1,235
Prepaid expenses	10,189	9,000
Current deferred income tax asset	4,701	5,077
Prepaid income tax	998	1,185
Other current assets	6,399	7,953
Total current assets	160,837	206,494
Property, plant and equipment (less accumulated depreciation of $168,644 at September 30, 2015 and $173,699 at December 31, 2014)	34,124	36,913
Goodwill	218,972	398,164
Other intangible assets (less accumulated amortization of $445 at September 30, 2015 and $9,774 at December 31, 2014)	4,328	2,277
Other assets	3,554	3,351
Total assets	$421,815	$647,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$75,906	$18,375
Accounts payable	39,364	36,478
Accrued payroll and related expenses	10,583	9,773
Deferred revenue and customer advances	27,644	33,631
Income taxes payable	1,393	2,462
Customer postage and program deposits	15,382	17,120
Other current liabilities	4,626	6,430
Total current liabilities	174,898	124,269
Long-term debt	—	64,312
Pensions	59,502	65,156
Contingent consideration	19,539	—
Other long-term liabilities (including deferred income taxes of $25,548 at September 30, 2015 and $59,532 at December 31, 2014)	31,110	66,786
Total liabilities	285,049	320,523

Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized 120,142,621 shares issued at September 30, 2015 and 119,606,551 shares issued at December 31, 2014	120,143	119,607
Additional paid-in capital	349,162	346,239
Retained earnings	976,282	1,165,707
Less treasury stock, 58,871,121 shares at cost at September 30, 2015 and 57,832,362 shares at cost at December 31, 2014	(1,263,089)	(1,257,648)
Accumulated other comprehensive loss	(45,732)	(47,229)
Total stockholders’ equity	136,766	326,676
Total liabilities and stockholders’ equity	$421,815	$647,199

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,
In thousands, except per share amounts	2015	2014
Operating revenues	$121,968	$134,121
Operating expenses
Labor	66,152	67,026
Production and distribution	34,592	40,350
Advertising, selling, general and administrative	13,100	12,528
Impairment of goodwill	209,938	—
Depreciation, software and intangible asset amortization	3,624	3,677
Total operating expenses	327,406	123,581
Operating income (loss)	(205,438)	10,540
Other expenses
Interest expense, net	1,293	641
Other, net	(575)	(581)
Total other expenses	718	60
Income (loss) from operations before income taxes	(206,156)	10,480
Income tax expense (benefit)	(35,242)	4,060
Net Income (loss)	$(170,914)	$6,420

Basic earnings (loss) per common share	$(2.77)	$0.10

Weighted-average common shares outstanding	61,606	62,398

Diluted earnings (loss) per common share	$(2.77)	$0.10

Weighted-average common and common equivalent shares outstanding	61,606	62,585

Net income (loss)	$(170,914)	$6,420

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$934	$558
Foreign currency translation adjustments	(1,077)	(1,348)
Total other comprehensive loss, net of tax	(143)	(790)
Comprehensive income (loss)	$(171,057)	$5,630

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Nine Months Ended September 30,
In thousands, except per share amounts	2015	2014
Operating revenues	$365,486	$407,158
Operating expenses
Labor	193,251	207,943
Production and distribution	105,958	122,784
Advertising, selling, general and administrative	39,993	39,118
Impairment of goodwill	209,938	—
Depreciation, software and intangible asset amortization	10,712	11,207
Total operating expenses	559,852	381,052
Operating income (loss)	(194,366)	26,106
Other expenses
Interest expense, net	3,371	1,949
Loss on sale	9,501	—
Other, net	536	1,228
Total other expenses	13,408	3,177
Income (loss) from operations before income taxes	(207,774)	22,929
Income tax expense (benefit)	(34,301)	9,027
Net income (loss)	$(173,473)	$13,902

Basic earnings (loss) per common share	(2.81)	0.22

Weighted-average common shares outstanding	61,773	62,606

Diluted earnings (loss) per common share	(2.81)	0.22

Weighted-average common and common equivalent shares outstanding	61,773	62,818

Net income (loss)	$(173,473)	$13,902

Other comprehensive income (loss), net of tax		1615
Adjustment to pension liability	$2,675	$1,615
Foreign currency translation adjustments	(1,178)	(742)
Total other comprehensive income, net of tax	1,497	873
Comprehensive income (loss)	$(171,976)	$14,775

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In thousands	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(173,473)	$13,902
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss on sale	9,501	—
Impairment of goodwill	209,938	—
Depreciation and software amortization	10,276	11,187
Intangible asset amortization	436	20
Stock-based compensation	5,130	3,297
Excess tax benefits from stock-based compensation	94	—
Net pension cost (payments)	(1,195)	(4,346)
Interest accretion on contingent consideration	1,599	—
Deferred income taxes	(39,592)	4,469
Other, net	30	(738)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	12,779	12,255
Increase in inventory	(10)	(254)
Decrease in prepaid expenses and other current assets	744	1,862
Increase (decrease) in accounts payable	2,378	(4,066)
Decrease in other accrued expenses and liabilities	(9,626)	(23,536)
Other, net	236	3,913
Net cash provided by operating activities	29,245	17,965

Cash Flows from Investing Activities	0
Acquisitions, net of cash acquired	(29,862)	—
Dispositions, net of cash transferred	4,974	—
Purchases of property, plant and equipment	(7,859)	(6,814)
Proceeds from the sale of property, plant and equipment	715	604
Net cash used in investing activities	(32,032)	(6,210)

Cash Flows from Financing Activities
Borrowings	7,000	—
Repayment of borrowings	(13,781)	(10,719)
Issuance of common stock	(981)	(291)
Purchase of treasury stock	(4,542)	(6,413)
Issuance of treasury stock	215	1,051
Dividends paid	(15,952)	(16,154)
Net cash used in financing activities	(28,041)	(32,526)

Effect of exchange rate changes on cash and cash equivalents	(1,178)	(742)
Net decrease in cash and cash equivalents	(32,006)	(21,513)
Cash and cash equivalents at beginning of period	56,749	88,747
Cash and cash equivalents at end of period	$24,743	$67,234

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity
(Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	$119,187	$345,095	$1,163,201	$(1,250,311)	$(28,118)	$349,054
Exercise of stock options and release of unvested shares	420	(151)	—	(750)	—	(481)
Net tax effect of stock options exercised and release of unvested shares	—	(1,993)	—	—	—	(1,993)
Stock-based compensation	—	4,055	—	—	—	4,055
Dividends paid ($0.34 per share)	—	—	(21,485)	—	—	(21,485)
Treasury stock issued	—	(767)	—	1,307	—	540
Purchase of treasury stock	—	—	—	(7,894)	—	(7,894)
Net income	—	—	23,991	—	—	23,991
Other comprehensive (loss)	—	—	—	—	(19,111)	(19,111)
Balance at December 31, 2014	$119,607	$346,239	$1,165,707	$(1,257,648)	$(47,229)	$326,676
Exercise of stock options and release of unvested shares	536	(325)	—	(1,114)	—	(903)
Net tax effect of stock options exercised and release of unvested shares	—	(1,805)	—	—	—	(1,805)
Stock-based compensation	—	5,130	—	—	—	5,130
Dividends paid ($0.26 per share)	—	—	(15,952)	—	—	(15,952)
Treasury stock issued	—	(77)	—	215	—	138
Purchase of treasury stock	—	—	—	(4,542)	—	(4,542)
Net loss	—	—	(173,473)	—	—	(173,473)
Other comprehensive income	—	—	—	—	1,497	1,497
Balance at September 30, 2015	$120,143	$349,162	$976,282	$(1,263,089)	$(45,732)	$136,766

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries
Notes to Financial Statements (Unaudited)
Note A - Basis of Presentation

Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte Hanks, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As used in this report, the terms “Harte Hanks,” “the Company,” “we,” “us,” or “our” may refer to Harte Hanks, Inc., one or more of its consolidated subsidiaries, or all of them taken as a whole.

Interim Financial Information

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

Reclassifications
Certain amounts in the financial statements for the prior years have been reclassified to conform to the current year's presentation.

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

Note B - Recent Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period after an acquisition within the reporting period they are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The ASU also requires disclosure of the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition dates. The ASU is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has early adopted the ASU as of September 30, 2015. The adoption did not have a material impact on our condensed consolidated financial statements.

In August 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans, Defined Contribution Pension Plans, Health and Welfare Benefit Plans. (Part II), Plan Investment Disclosures, reduces complexities for employee benefit plan financial reporting and disclosure requirements. The ASU is effective for annual periods beginning after December 15, 2015. We do not expect the adoption to have a significant impact on our consolidated financial statements.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new effective date is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017 (original effective date of the ASU). The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable and trade payables. The assumptions used to determine the fair value of our reporting units in Step One and the identified theoretical intangible assets of our Customer Interaction reporting unit in Step Two of our goodwill impairment test are disclosed in Note D, Goodwill. The fair value of our outstanding debt is disclosed in Note E, Long-Term Debt. The summary of our acquisition related contingent consideration accounted for at fair value on a recurring basis is disclosed in Note M, Acquisition and Disposition.

Note D — Goodwill

As of September 30, 2015 and December 31, 2014, we had goodwill of $219.0 million and $398.2 million, respectively.

On March 16, 2015 the Company acquired the stock of a privately-owned digital marketing agency. The Company paid some consideration upon closing, with additional consideration payable upon the achievement of revenue performance goals over the three-year period following the closing. The Company performed a valuation to determine the estimate of the total purchase consideration and to estimate values for the tangible and identifiable intangible assets. As a result of the calculation, we recorded $41.8 million in goodwill.

On April 14, 2015 the Company sold its B2B research businesses, Aberdeen Group and Harte Hanks Market Intelligence (the "B2B research business”). The B2B research business asset group was a part of our Customer Interaction segment (see Note L below). The allocated fair value to the B2B research business within the net book value of Customer Interaction goodwill was $11.1 million. This amount was written-off and is reflected in the Loss on sale in the Other expenses section of the Condensed Consolidated Statements of Income (Loss). See Note M, Acquisition and Disposition, below for further discussion.

Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired. Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance. We perform our annual goodwill impairment assessment as of November 30th of each year for each of our reportable segments.

We continuously monitor potential triggering events, including changes in the business climate in which we operate, attrition of key personnel, the current volatility in the capital markets, the Company’s market capitalization compared to our book value, our recent operating performance, and financial projections. During the third quarter of 2015 as a result of a sustained decline in our market capitalization below our book value of equity and recent operating performance, the Company determined that a triggering event had occurred. In accordance with ASC 350, we determined that an interim Step One impairment test of Customer Interaction and Trillium Software goodwill was warranted. The fair value of each reporting unit was estimated using both the income approach and market approach models. The fair value of our Customer Interaction reporting unit was estimated to be less than the carrying value, including goodwill. The fair value of our Trillium Software reporting unit was estimated to be more than the carrying value, including goodwill. The Company determined that the goodwill balance with respect to the Customer Interaction was impaired and Step Two testing on that reporting unit balance was deemed necessary.

Step Two of the goodwill test consists of performing a hypothetical purchase price allocation, under which the estimated fair value of the reporting unit is allocated to its tangible and intangible assets based on their estimated fair values, with any residual amount being assigned to goodwill. During the Step Two analysis, book value was estimated to approximate fair value for all working capital items, as well as a number of insignificant assets and liabilities. Intangible assets related to trade names, customer relationships and non-compete agreements were identified and the fair value of these intangible assets was estimated.

The models used to value the Customer Interaction reporting unit in Step One and the identified intangible assets in Step Two relied on management’s assumptions. These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by ASC 350, as they are unobservable. The assumptions in the Step One test include discount rate, revenue growth rates, tax rates and operating margins. In addition to these assumptions, the Step Two assumptions include customer attrition rates and royalty rates.

The impairment analysis indicated an impairment of Customer Interaction goodwill that is recorded in the Consolidated Statements of Comprehensive Income (Loss) in the third quarter of 2015 of $209.9 million and a corresponding $36.8 million tax benefit resulting in a net income impact of $173.1 million.

The changes in the carrying amount of goodwill are as follows:

In thousands	Customer Interaction	Trillium Software	Total
Balance at December 31, 2014	$248,891	149,273	$398,164
Purchase consideration	41,845	—	41,845
Write-off related to disposition of assets	(11,099)	—	(11,099)
Impairment	(209,938)	—	(209,938)
Balance at September 30, 3015	$69,699	149,273	$218,972

The Company’s next annual impairment test will be performed as of November 30, with the Company performing a qualitative assessment of whether it is more likely than not that the Customer Interaction and Trillium Software reporting units carrying amounts are greater than their fair value (Step Zero analysis). We will continue to monitor for potential triggering events that may require consideration of a Step One analysis.

Note E — Long-Term Debt

Our long-term debt obligations were as follows:

	September 30,	December 31,
In thousands	2015	2014
2013 Revolving Credit Facility ($66.3 million capacity), due August 16, 2016
Various interest rates based on Eurodollar rate (effective rate of 2.44% at September 30, 2015)	$—	$—
Various interest rates based on the highest of (a) the Agent’s prime rate, (b) the Federal Funds Rate plus 0.50% per annum, (c) Eurodollar rate plus 1.00% per annum, plus a spread which is determined based on our total debt-to-EBITDA ratio then in effect (effective rate of 4.5% at September 30, 2015)	7,000	—
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.19% at September 30, 2015), due August 16, 2016	68,906	82,687
Total debt	75,906	82,687
Less current maturities	75,906	18,375
Total long-term debt	$—	$64,312

The carrying values and estimated fair values of our outstanding debt were as follows:

	September 30, 2015		December 31, 2014
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Debt	$75,906	$75,906	$82,687	$82,687

The estimated fair values were calculated using current rates provided to us by our lenders for debt of the same remaining maturity and characteristics. These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820, Fair Value Measurement.

Note F — Stock-Based Compensation

We recognized $2.6 million and $1.0 million of stock-based compensation expense during the three months ended September 30, 2015 and 2014, respectively.

We recognized $5.1 million and $3.3 million of stock-based compensation expense during the nine months ended September 30, 2015 and 2014, respectively.

Equity awards granted during the quarter were as follows:

	September 30, 2015		September 30, 2014
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Stock options	907,364	$0.68	116,210	$2.21
Unvested shares	299,461	$4.36	55,459	$6.92
Performance stock units	349,809	$2.13	22,666	$6.04

In July 2015, we recognized $1.7 million of accelerated expense related to the July 9, 2015 resignation of Robert Philpott, our former President and Chief Executive Officer.

In connection with her hiring, in September 2015 we granted Karen Puckett (our new President and CEO) stock-based awards. These awards were inducement grants made outside of the 2013 Omnibus Incentive Plan, and without stockholder approval. These grants are included in the table above.

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,
In thousands	2015	2014
Service Cost	$—	$—
Interest cost	1,931	1,916
Expected return on plan assets	(2,159)	(2,109)
Recognized actuarial loss	1,556	892
Net periodic benefit cost	$1,328	$699

	Nine Months Ended September 30,
In thousands	2015	2014
Service cost	$—	$100
Interest cost	5,793	5,771
Expected return on plan assets	(6,478)	(6,327)
Recognized actuarial loss	4,671	2,734
Net periodic benefit cost	$3,986	$2,278

We made contributions of $4.0 million to our Qualified Pension Plan in the nine months ended September 30, 2015.
We do not plan to make any additional contributions to our Qualified Pension Plan during the remainder of 2015. Contributions to our Qualified Pension Plan are being made in order to obtain the Pension Protection Act of 2006 full funding limit exemption.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2015 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.2 million in the nine months ended September 30, 2015. In the event of a change of control, as defined in the plan document, the Restoration Pension Plan is required to be fully funded.

Note H - Income Taxes

Our third quarter 2015 income tax benefit of $35.2 million resulted in an effective income tax rate of 17.1%. Our first nine months of 2015 income tax benefit of $34.3 million resulted in a effective income tax rate of 16.5%. The effective income tax rate for both of these periods reflects a $209.9 million goodwill impairment loss that resulted in a $36.8 million tax benefit. The 17.5% effective tax rate of this benefit is less than the federal statutory rate of 35.0%, primarily due to a portion of the goodwill impairment that was not deductible, partially offset by the impact of state income taxes. Our estimated effective tax rate is derived by estimating pretax income and income tax expense for the year ending December 31, 2015. Excluding the goodwill impairment, the tax benefit on the second quarter loss on sale and the impact of other discrete items, our effective tax rate for the first nine months of 2015 would have been 39.6%. The 39.6% effective income tax rate is higher than the federal statutory rate of 35.0%, primarily due to the impact of state income taxes.

Our third quarter 2014 income tax expense of $4.1 million resulted in an effective income tax rate of 38.7%. Our first nine months of 2014 income tax expense of $9.0 million resulted in an effective income tax rate of 39.4%. The effective income tax rate calculated for the first nine months of 2014 is higher than the federal statutory rate of 35.0%, primarily due to the impact of state income taxes.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state and foreign jurisdictions. For U.S. state and foreign returns, we are no longer subject to tax examinations for tax years prior to 2011. For U.S. federal returns, we are no longer subject to tax examinations for tax years prior to 2012.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at September 30, 2015 or December 31, 2014.

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

	Three Months Ended September 30,
In thousands, except per share amounts	2015	2014
Basic Earnings (Loss) per Share
Net income (loss)	$(170,914)	$6,420
Weighted-average common shares outstanding used in earnings (loss) per share computations	61,606	62,398
Earnings (loss) per common share	$(2.77)	$0.10

Diluted Earnings (Loss) per Share
Net income (loss)	$(170,914)	$6,420
Shares used in diluted earnings per share computations	61,606	62,585
Earnings (loss) per common share	$(2.77)	$0.10

Computation of Shares Used in Earnings (Loss) Per Share Computations
Weighted-average common shares outstanding	61,606	62,398
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	187
Shares used in diluted earnings (loss) per share computations	61,606	62,585

4.2 million of anti-dilutive market price options and 0.5 million anti-dilutive unvested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2014. No anti-dilutive market price options or unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2015.

	Nine Months Ended September 30,
In thousands, except per share amounts	2015	2014
Basic Earnings (Loss) per Share
Net income (loss)	$(173,473)	$13,902
Weighted-average common shares outstanding used in earnings (loss) per share computations	61,773	62,606
Earnings (loss) per common share	$(2.81)	$0.22

Diluted Earnings (Loss) per Share
Net income (loss)	$(173,473)	$13,902
Shares used in diluted earnings per share computations	61,773	62,818
Earnings (loss) per common share	(2.81)	0.22

Computation of Shares Used in Earnings (Loss) Per Share Computations
Weighted-average common shares outstanding	61,773	62,606
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	212
Shares used in diluted earnings (loss) per share computations	61,773	62,818

4.1 million anti-dilutive market price options and an insignificant number of anti-dilutive unvested shares have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2014. No anti-dilutive market price options or unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2015.

Note J — Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Three Months Ended September 30,
In thousands	2015	2014
Net income (loss)	$(170,914)	$6,420

Other comprehensive income (loss):
Adjustment to pension liability	1,557	930
Tax expense	(623)	(372)
Adjustment to pension liability, net of tax	934	558
Foreign currency translation adjustment	(1,077)	(1,348)
Total other comprehensive loss	(143)	(790)

Total comprehensive income (loss)	$(171,057)	$5,630

	Nine Months Ended September 30,
In thousands	2015	2014
Net income (loss)	$(173,473)	$13,902

Other comprehensive income (loss):
Adjustment to pension liability	4,459	2,691
Tax expense	(1,784)	(1,076)
Adjustment to pension liability, net of tax	2,675	1,615
Foreign currency translation adjustment	(1,178)	(742)
Total other comprehensive income	1,497	873

Total comprehensive income (loss)	$(171,976)	$14,775

Changes in accumulated other comprehensive loss by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2014	$(49,560)	$2,331	$(47,229)
Other comprehensive income (loss), net of tax, before reclassifications	—	(1,178)	(1,178)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,675	—	2,675
Net current period other comprehensive income (loss), net of tax	2,675	(1,178)	1,497
Balance at September 30, 2015	$(46,885)	$1,153	$(45,732)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2013	$(32,279)	$4,161	$(28,118)
Other comprehensive income (loss), net of tax, before reclassifications	—	(742)	(742)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,615	—	1,615
Net current period other comprehensive income (loss), net of tax	1,615	(742)	873
Balance at September 30, 2014	$(30,664)	$3,419	$(27,245)

Reclassification amounts related to the defined pension plans are included in the computation of net periodic pension benefit cost (see Note G, Components of Net Periodic Pension Benefit Cost).

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

Note L — Business Segments

We conduct our operations by organizing into two distinct operating divisions: Customer Interaction and Trillium Software. In accordance with FASB ASC 280, Segment Reporting, we report the two operating divisions as two reportable segments; Customer Interaction and Trillium Software. Our reportable segments are described below. Corporate expense consists primarily of pension, workers’ compensation expense and litigation items from businesses we no longer own.

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

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

Information about the operations of our two business segments is as follows:

	Three Months Ended September 30,
In thousands	2015	2014
Operating revenues
Customer Interaction	$108,784	$121,078
Trillium Software	13,184	13,043
Total operating revenues	$121,968	$134,121

Operating income (loss)
Customer Interaction	$(208,524)	$7,601
Trillium Software	3,502	3,318
Corporate	(416)	(379)
Total operating income (loss)	$(205,438)	$10,540

Operating income (loss)	$(205,438)	$10,540
Interest expense	1,339	716
Interest income	(46)	(75)
Other, net	(575)	(581)
Total income (loss) from operations before income taxes	$(206,156)	$10,480

	Nine Months Ended September 30,
In thousands	2015	2014
Operating revenues
Customer Interaction	$327,275	$367,133
Trillium Software	38,211	40,025
Total operating revenues	$365,486	$407,158

Operating income (loss)
Customer Interaction	$(201,956)	$18,743
Trillium Software	11,082	9,662
Corporate	(3,492)	(2,299)
Total operating income (loss)	$(194,366)	$26,106

Operating income (loss)	$(194,366)	$26,106
Interest expense	3,463	2,153
Interest income	(92)	(204)
Loss on sale	9,501	—
Other, net	536	1,228
Total income (loss) from operations before income taxes	$(207,774)	$22,929

Note M — Acquisition and Disposition

On March 16, 2015, we completed the acquisition of 3Q Digital. The results of 3Q Digital’s operations have been included in our consolidated financial statements since that date and are reported in the Customer Interaction segment. The initial purchase price was $30.2 million in cash. In addition, the purchase agreement includes a contingent consideration arrangement that requires us to pay the former owners of 3Q Digital an additional cash payment depending on achievement of certain revenue growth goals. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $35.0 million in cash in 2017.

The intangible assets include customer relationships, trade names and non-compete agreements.

The following table summarizes the consideration paid and the preliminary amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(in thousands)
Cash consideration per purchase agreement	$30,245
Estimated fair value of contingent consideration	17,940
Fair value of total consideration	$48,185

(in thousands)
Recognized amounts of tangible assets and liabilities:
Current assets	$4,135
Property and equipment	164
Other assets	389
Current liabilities	(822)
Other liabilities	—
Total tangible assets and liabilities:	3,866
Identifiable intangible assets	4,773
Goodwill (including deferred tax adjustment of $2,298)	41,845
Total	$50,484

The fair value of the tangible net assets, identifiable intangible assets and goodwill recognized on acquisition is $48.2 million. The acquired intangible assets, which are being amortized, are as follows: customer relationships of $4.3 million (amortized over seven years), trade names and trademarks of $0.3 million (amortized over two years) and non-compete agreements of $0.2 million (amortized over three years).

A reconciliation of the beginning and ending accrued balances of the contingent consideration using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 follows:

(in thousands)	Fair Value
Contingent consideration at acquisition date	$17,940
Accretion of interest	1,599
Accrued earnout liability as of September 30, 2015	$19,539

The purchase price has been allocated based on the estimated fair values of assets described above and are subject to achievement of revenue goals.

On April 14, 2015, Harte Hanks sold its B2B research business. The B2B research business represented less than 5% of our total 2014 revenues. As a result of the sale, the Company recognized a pre-tax loss of $9.5 million in the second quarter in relation to the disposal or transfer of assets and liabilities to the purchasing organization. The related asset group does not meet the criteria to be classified as a component of an entity. As such, the related loss on sale is included in income before income taxes in the income statement in Other expenses. The assets included both goodwill and intangible assets (see Note D above). Future expenses are possible in future periods based upon certain working capital settlement provisions.

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in the “Cautionary Note Regarding Forward-Looking Statements” in our third quarter 2015 earnings release issued on November 3, 2015. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Revenues from the Customer Interaction segment represented approximately 90% of our total revenues for both the three and nine months ended September 30, 2015 and 2014, respectively.

Trillium Software is a leading enterprise data quality solutions provider. Our data quality specialists help organizations achieve increased business from their data management initiatives and existing business-critical processes by providing enterprise data profiling and data cleansing software and services. Trillium Software offers industry-specific business solutions that help solve data problems experienced by financial services, banking, retail, healthcare, manufacturing, and risk professionals. Our full complement of technologies and services include global data profiling, data cleansing, enrichment, and data linking for e-business, Big Data, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from the Trillium Software segment are comprised primarily of perpetual software licenses, annual maintenance, and professional services, and represented approximately 10% of our total revenues for both the three and nine months ended September 30, 2015 and 2014, respectively.

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

Our principal operating expense items are labor, outsourced costs, and mail supply chain management.

Results of Operations

Operating results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except per share amounts	2015	2014	% Change	2015	2014	% Change
Revenues	$121,968	$134,121	(9.1)%	$365,486	$407,158	(10.2)%
Operating expenses	327,406	123,581	N/M	559,852	381,052	N/M
Operating income (loss)	$(205,438)	$10,540	N/M	$(194,366)	$26,106	N/M
	`			`
Operating margin	N/M	7.9%		N/M	6.4%

Income (loss) before taxes	$(206,156)	$10,480	N/M	$(207,774)	$22,929	N/M

Diluted earnings (loss) per share	$(2.77)	$0.10	N/M	$(2.81)	$0.22	N/M

(N/M = Not Meaningful)

3rd Quarter 2015 vs. 3rd Quarter 2014

Revenues

Consolidated revenues decreased $12.2 million, or 9.1%, in the third quarter of 2015 compared to the third quarter of 2014. These results reflect the impact of our automobile and consumer brands, technology, and retail verticals decreasing $4.5 million, or 18.6%, $1.4 million, or 4.9%, and $2.5 million, or 7.5%, respectively compared to the third quarter of 2014. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. Revenue from our financial services vertical decreased $3.0 million, or 14.1%. Revenue from our healthcare services and select markets verticals remained flat to the third quarter of 2014.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Operating Expenses

Overall operating expenses were $327.4 million in the third quarter of 2015, compared to $123.6 million in the third quarter of 2014. This $203.8 million year over year increase was a result of an impairment loss of $209.9 million related to goodwill associated with our Customer Interaction segment recorded in the third quarter of 2015. Excluding this impairment loss, operating expenses decreased $6.1 million, or 5.0%, compared to the third quarter of 2014. Labor costs decreased $0.9 million, or 1.3%, compared to the third quarter of 2014 primarily due to reduced management labor from headcount reductions and severance expense in the third quarter of 2014. Production and distribution expenses decreased $5.8 million, or 14.3%, over the prior year quarter primarily due to a decrease in outsourced services and job production expense. General and administrative expense increased $0.6 million, or 4.6%, compared to the prior year primarily due to professional fees related to ongoing litigation. Depreciation and intangible asset and software amortization expense remained flat to the third quarter of 2014.

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

First Nine Months 2015 vs. First Nine Months 2014

Revenues

Consolidated revenues decreased $41.7 million, or 10.2%, in the first nine months of 2015 compared to the first nine months of 2014. These results reflect the impact of our automobile and consumer brands, technology, retail, and select markets verticals decreasing $13.6 million, or 18.5%, $8.0 million, or 8.5%, $12.0 million, or 12.0%, and $6.4 million, or 14.4%, respectively compared to the first nine months of 2014. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. Revenue from our financial services vertical decreased $1.8 million, or 2.9%, compared to the first nine months of 2014. Revenue from our healthcare services vertical remained flat to the first nine months of 2014.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Operating Expenses

Overall operating expenses were $559.9 million in the first nine months of 2015, compared to $381.1 million in the first nine months of 2014. This $178.8 million year over year increase was a result of an impairment loss of $209.9 million related to goodwill associated with our Customer Interaction segment recorded in the third quarter of 2015. Excluding this impairment loss, operating expenses decreased $31.1 million, or 8.2%, compared to the first nine months of 2014. Labor costs decreased $14.7 million, or 7.1%, compared to the first nine months of 2014 primarily due to reduced management labor from headcount reductions and severance expense in the first nine months of 2014. Production and distribution expenses decreased $16.8 million, or 13.7%, over the prior year primarily due to a decrease in outsourced services and job production expense. General and administrative expense increased $0.9 million, or 2.2%, compared to the prior year primarily due to transaction related legal fees and professional fees related to ongoing litigation. Depreciation and intangible asset and software amortization expense remained flat to the first nine months of 2014.

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

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Customer Interaction

Customer Interaction operating results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except per share amounts	2015	2014	% Change	2015	2014	% Change
Revenues	$108,784	$121,078	(10.2)%	$327,275	$367,133	(10.9)%
Operating expenses	317,308	113,477	N/M	529,231	348,390	N/M
Operating income (loss)	$(208,524)	$7,601	N/M	$(201,956)	$18,743	N/M

Operating margin	N/M	6.3%		N/M	5.1%

3rd Quarter 2015 vs, 3rd Quarter 2014

Revenues

Customer Interaction revenues decreased $12.3 million, or 10.2%, in the third quarter of 2015 compared to the third quarter of 2014. These results reflect the impact of our automobile and consumer brands, technology, and retail verticals decreasing $4.2 million, or 19.4%, $2.2 million, or 7.7%, and $2.7 million, or 8.3%, respectively. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. Revenue from our financial services vertical decreased $2.5 million, or 14.3%, compared to the third quarter of 2014. Revenue from our healthcare services and select markets verticals remained flat to the third quarter of 2014.

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

Operating Expenses

Customer Interaction operating expenses increased $203.8 million in the third quarter of 2015 compared to the third quarter of 2014. This $203.8 million year over year increase was a result of an impairment loss of $209.9 million related to goodwill recorded in the third quarter of 2015. Excluding this impairment loss, operating expenses decreased $6.1 million, or 5.4%, compared to the third quarter of 2014. Labor costs decreased $1.3 million, or 2.2%, compared to the third quarter of 2014, primarily due to a decrease in management labor from headcount reductions and severance expense in the third quarter of 2014. Production costs decreased $5.9 million, or 14.7%, compared to the third quarter of 2014 primarily due to decreased outsourced production costs. Depreciation and intangible asset and software amortization expense remained flat.The decrease in operating expenses is offset by an increase in general and administrative expense of $1.0 million, or 9.7%.

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

First Nine Months 2015 vs. First Nine Months 2014

Revenues

Customer Interaction revenues decreased $39.9 million, or 10.9%, in the first nine months of 2015 compared to the first nine months of 2014. These results reflect the impact of our automobile and consumer brands, technology, and retail verticals decreasing $11.3 million, or 18.0%, $9.2 million, or 10.8%, and $12.4 million, or 12.6%, respectively compared to the first nine months of 2014. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. In addition, our select markets vertical decreased $6.3 million, or 15.9%, from the first nine months of the prior year due to a large non-recurring contact center project in the first nine months of 2014. Revenue from our financial services vertical decreased $0.8 million, or 1.7%, compared to the first nine months of 2014. Revenue from our healthcare services vertical remained flat to the third quarter of 2014.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients.

Operating Expenses

Customer Interaction operating expenses increased $180.8 million in the first nine months of 2015 compared to the first nine months of 2014. This $180.8 million year over year increase was a result of an impairment loss of $209.9 million related to goodwill recorded in the third quarter of 2015. Excluding this impairment loss, operating expenses decreased $29.1 million, or 8.4%, compared to the first nine months of 2014. Labor costs decreased $13.6 million, or 7.3%, compared to the first nine months of 2014, primarily due to decreased management labor from headcount reductions. Production and distribution costs decreased $16.7 million, or 13.7%, compared to the first nine months of 2014 primarily due to decreased outsourced services and job production expense. In addition, depreciation and intangible asset and software amortization expense decreased $0.3 million, or 3.2%. The decreases in operating expenses are offset by an increase in general and administrative expense of $1.5 million, or 4.8%.

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

Trillium Software

Trillium Software operating results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2015	2014	% Change	2015	2014	% Change
Revenues	$13,184	$13,043	1.1%	$38,211	$40,025	(4.5)%
Operating expenses	9,682	9,725	(0.4)%	27,129	30,363	(10.7)%
Operating income	$3,502	$3,318	5.5%	$11,082	$9,662	14.7%

Operating margin	26.6%	25.4%		29.0%	24.1%

3rd Quarter 2015 vs. 3rd Quarter 2014

Revenues

Trillium Software revenues increased $0.1 million, or 1.1%, in the third quarter of 2015 compared to the third quarter of 2014. These results reflect an increase in non-recurring software license sales and are offset by a decline in maintenance and professional service fees.

Operating Expenses

Trillium Software operating expenses in the third quarter of 2015 were flat compared to the third quarter of 2014.

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

First Nine Months 2015 vs. First Nine Months 2014

Revenues

Trillium Software revenues decreased $1.8 million, or 4.5%, in the first nine months of 2015 compared to the first nine months of 2014. This decrease is primarily a result of decreased software license revenues and is offset in part by an increase in Software as a Service (SaaS) revenues.

Operating Expenses

Trillium Software, operating expenses decreased $3.2 million, or 10.7%, in the first nine months of 2015 compared to the first nine months of 2014. This decrease is primarily due to decreased management labor from headcount reductions and severance expense in the first nine months of 2014.

Corporate

3rd Quarter 2015 vs 3rd Quarter 2014

General corporate expense in the third quarter of 2015 remained flat compared to the third quarter of 2014. This is primarily due to an increase in pension expense of $0.6 million, legal expense of $0.5 million and workers' compensation expense of $0.4 million, offset by a litigation settlement of $1.4 million from a business we no longer own.

First Nine Months 2015 vs. First Nine Months 2014

General corporate expense increased $1.2 million, or 51.9%, in the first nine months of 2015 compared to the first nine months of 2014. This is primarily due to an increase in pension expense of $1.6 million, legal expense of $0.5 million and workers' compensation expense of $0.5 million, offset by a litigation settlement of $1.4 million from a business we no longer own.

Interest Expense

3rd Quarter 2015 vs. 3rd Quarter 2014

Interest expense, net, increased $0.7 million, or 101.7%, in the third quarter of 2015 compared to the third quarter of 2014. This was due to the interest accretion of $0.7 million for the contingent consideration liability related to the purchase of 3Q Digital. This was offset slightly by a lower average debt balance in the third quarter of 2015. The lower average debt balance in the third quarter of 2015 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility. See discussion of our credit facilities in the Liquidity and Capital Resources section below.

First Nine Months 2015 vs. First Nine Months 2014

Interest expense, net, increased $1.4 million, or 73.0%, in the first nine months of 2015 compared to the first nine months of 2014. This was due to the interest accretion of $1.6 million for the contingent consideration liability related to the purchase of 3Q Digital. This was offset slightly by a lower average debt balance in the first nine months of 2015. The lower average debt balance in the first nine months of 2015 is a result of scheduled quarterly principal payments on the 2011 Term Loan Facility. See discussion of our credit facilities in the Liquidity and Capital Resources section below.

Other Income and Expense

3rd Quarter 2015 vs. 3rd Quarter 2014

Other expense, net, in the third quarter of 2015 remained flat compared to third quarter of 2014.

First Nine Months 2015 vs. First Nine Months 2014

Other expense, net, was $0.5 million in the first nine months of 2015 compared to $1.2 million in the first nine months of 2014. This $0.7 million decrease from the prior year is primarily due to a $0.4 million foreign currency transaction gain in the first nine months of 2015 versus a $0.4 million loss in the first nine months of 2014.

On April 14, 2015, the Company entered into an agreement to sell its B2B research business. The B2B research business represented less than 5% of the Company’s total 2014 revenues. As a result of the sale, the Company recognized a pre-tax loss of $9.5 million in relation to the disposal or transfer of assets and liabilities to the purchasing organization. The related asset group does not meet the criteria to be classified as a component of an entity. As such, the related loss on sale is included in income from continuing operations before income taxes in the Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2015.

Income Taxes

3rd Quarter 2015 vs. 3rd Quarter 2014

Income tax benefit of $35.2 million in the third quarter of 2015 represents a decrease of $39.3 million when compared to the third quarter of 2014. The decrease in expense is primarily the result of the $209.9 million goodwill impairment charge that resulted in a $36.8 million tax benefit. Our effective tax rate excluding the impact of the goodwill impairment was 41.5% for the third quarter of 2015, increasing from 38.7% for the third quarter of 2014. The increase in the effective tax rate is primarily due to the impact of nondeductible interest associated with the 3Q Digital contingent consideration accretion.

First Nine Months 2015 vs. First Nine Months 2014

Income tax benefit was $34.3 million in the first nine months of 2015 compared to $9.0 million of expense in the first nine months of 2014. The $43.3 million decrease relates primarily to the goodwill impairment as well as the tax benefit calculated on the second quarter loss on sale. Our effective tax rate was 16.5% for the first nine months of 2015, decreasing from 39.4% for the first nine months of 2014. Excluding the goodwill impairment, the tax benefit on the loss on sale and the impact of other discrete items, our effective tax rate for the first nine months of 2015 would have been 39.6%.

Income/Earnings (Loss) Per Share

3rd Quarter 2015 vs. 3rd Quarter 2014

We recorded net loss of $170.9 million and diluted loss per share of $2.77 in the third quarter of 2015. These results compare to net income of $6.4 million and diluted earnings per share of $0.10 per share in the third quarter of 2014. The decrease in net income is primarily a result of an impairment loss of $209.9 million related to goodwill recorded in the third quarter of 2015.

First Nine Months 2015 vs. First Nine Months 2014

We recorded net loss of $173.5 million and diluted loss per share of $2.81. These results compare to net income of $13.9 million and diluted earnings per share from continuing operations of $0.22 per share in the first nine months of 2014. The decrease in net income is primarily a result of an impairment loss of $209.9 million related to goodwill recorded in the third quarter of 2015.

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

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2015, cash and cash equivalents were $24.7 million, decreasing $32.0 million from cash and cash equivalents of $56.7 million at December 31, 2014. This net decrease was a result of net cash provided by operating activities of $29.2 million, net cash used in investing activities of $32.0 million, net cash used in financing activities of $28.0 million and the negative effect of exchange rate changes of $1.2 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $29.2 million, compared to $18.0 million for the nine months ended September 30, 2014. The $11.2 million year-over-year increase was primarily attributable to a decrease in accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities was $32.0 million for the nine months ended September 30, 2015, compared to net cash used in investing activities of $6.2 million for the nine months ended September 30, 2014. The $25.8 million variance is primarily the result of the acquisition of 3Q Digital using cash of $30.2 million in March of 2015.  This is offset by the sale of the B2B research business, generating cash of $5.0 million in April of 2015.

Financing Activities

Net cash used in financing activities was $28.0 million for the nine months ended September 30, 2015, compared to $32.5 million for the nine months ended September 30, 2014. The $4.5 million decrease is primarily due to additional $7.0 million of borrowings on the Revolving Debt Facility, slightly offset by the scheduled increase in repayments of borrowings.

Foreign Holdings of Cash

Foreign holdings of cash as of September 30, 2015 and 2014 were $14.2 million and $16.5 million, respectively. The Company would need to accrue and pay taxes if repatriated; however, the Company does not intend to repatriate funds subject to tax.

Credit Facilities

On August 16, 2011, we entered into a five-year $122.5 million term loan facility (2011 Term Loan Facility) with Bank of America, N.A., as Administrative Agent. The 2011 Term Loan Facility matures on August 16, 2016. For each borrowing under the 2011 Term Loan Facility, we can generally choose to have the interest rate for that borrowing calculated based on either (i) the LIBOR rate (as defined in the 2011 Term Loan Facility) for the applicable interest period, plus a spread (ranging from 2.00% to 2.75% per annum) based on our total net funded debt-to-EBITDA ratio (as defined in the 2011 Term Loan Facility) then in effect; or (ii) the highest of (a) the Agent’s prime rate, (b) the BBA daily floating rate LIBOR, as determined by Agent for such date, plus 1.00%, and (c) the Federal Funds Rate plus 0.50%, plus a spread (ranging from 1.00% to 1.75% per annum) based on our total net funded debt-to-EBITDA ratio then in effect. We may elect to prepay the 2011 Term Loan Facility at any time without incurring any prepayment penalties. At September 30, 2015, we had $68.9 million outstanding under the 2011 Term Loan Facility.

On August 8, 2013, we entered into a three-year $80.0 million revolving credit facility, a $25.0 million letter of credit sub-facility and a $5.0 million swing line loan sub-facility (2013 Revolving Credit Facility) by amending and restating our 2010 Revolving Credit Facility agreements. The 2013 Revolving Credit Facility permits us to request up to a $15.0 million increase in the total amount of the facility, and matures on August 16, 2016. For each borrowing under the 2013 Revolving Credit Facility, we can generally choose to have the interest rate for that borrowing calculated on either (i) the Eurodollar rate for the applicable interest period plus a spread which is determined based on our total net debt-to-EBITDA ratio then in effect, which ranges from 2.25% to 3.00% per annum; or (ii) the highest of (a) the Agent’s prime rate, (b) the Federal Funds Rate plus 0.50% per annum, and (c) Eurodollar rate plus 1.00% per annum, plus a spread which is determined based on our total debt-to-EBITDA ratio then in effect, which spread ranges from 1.25% to 2.00% per annum. We are also required to pay a quarterly commitment fee under the 2013 Revolving Credit Facility. The rate of which is applied to the amount equal to the difference of the total commitment amount under the 2013 Revolving Credit Facility less the aggregate amount of outstanding obligations under such facility. The commitment fee rate ranges from 0.50% to 0.55% per annum, depending on our total net debt-to-EBITDA ratio then in effect.  In addition, we pay a letter of credit fee with respect to outstanding letters of credit. That fee is calculated by applying a rate equal to the spread applicable to Eurodollar based loans plus a fronting fee of 0.125% per annum to the average daily undrawn amount of the outstanding letters of credit. At September 30, 2015, we had $6.7 million in outstanding letters of credit under the 2013 Revolving Credit Facility. We may elect to prepay the 2013 Revolving Credit Facility at any time without incurring any prepayment penalties. At September 30, 2015, we had $7.0 million outstanding under the 2013 Revolving Credit Facility.

The 2011 Term Loan Facility and 2013 Revolving Credit Facility expire on August 16, 2016.  As a result, the outstanding borrowings of $75.9 million are classified as current on the accompanying September 30, 2015 balance sheet resulting in negative working capital of $14.1 million.  The Company will be required to repay the outstanding debt upon expiration of the agreements. The Company intends to negotiate an extension of its current agreements, negotiate new facilities, or arrange alternative financing with other parties.  The terms of the new arrangements may be less favorable to the Company than the current facilities.  If the Company is unable to obtain new financing arrangements it could have a material and adverse effect on our liquidity position.

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

The credit facilities each also include customary covenants regarding reporting obligations, delivery of notices regarding certain events, maintaining our corporate existence, payment of obligations, maintenance of our properties and insurance thereon at customary levels with financially sound and reputable insurance companies, maintaining books and records, and compliance with applicable laws. The credit facilities each also provide for customary events of default including nonpayment of principal or interest, breach of representations and warranties, violations of covenants, failure to pay certain other indebtedness, bankruptcy and material judgments and liabilities, certain violations of environmental laws or ERISA or the occurrence of a change of control. Our material domestic subsidiaries have guaranteed the performance of Harte Hanks under our credit facilities. As of September 30, 2015, we were in compliance with all of the covenants of our credit facilities.

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

As of September 30, 2015, we had $66.3 million of unused borrowing capacity under our 2013 Revolving Credit Facility and a cash balance of $24.7 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and the availability under the 2013 Revolving Credit Facility (subject to our ability to extend terms, negotiate new terms or negotiate alternative methods of financing) will be sufficient to fund operations, anticipated capital expenditures, payments of principal and interest on our borrowings, dividends on our common stock and pension contributions for the next 12 months. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate. A lasting economic recession in the U.S. and other economies could have a material adverse effect on our business, financial position or operating results.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on LIBOR rates (effective 30 day LIBOR rate of 0.194% at September 30, 2015). Our five-year 2011 Term Loan Facility has a maturity date of August 16, 2016.  At September 30, 2015, our debt balance related to the 2011 Term Loan Facility was $68.9 million. The three-year $80.0 million 2013 Revolving Credit Facility has a maturity date of August 16, 2016. At September 30, 2015, our debt balance related to the 2013 Revolving Credit Facility was $7.0 million.

Assuming the actual level of borrowings throughout the third quarter of 2015, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the third quarter of 2015 would have changed by approximately $0.1 million. Due to our overall debt level and cash balance at September 30, 2015, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates. At this time we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, Australian Dollar and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income. Transactions such as these amounted to $0.9 million in pre-tax currency transaction gains in the third quarter of 2015. At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the third quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
July 1-31, 2015	87,510	$5.74	—	$13,713,768
August 1-31, 2015	301,095	$4.64	300,000	$12,322,209
September 1-30, 2015	223,149	$3.67	220,000	$11,514,421
Total	611,754	$4.44	520,000
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

(2)  During the third quarter of 2015, we purchased 520,000 shares of our common stock through our stock repurchase program that was publicly announced in August 2014. Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of September 30, 2015, we have repurchased 1,485,079 shares and spent $8.5 million under the 2014 stock repurchase program. Through September 30, 2015, we had repurchased a total of 67,866,389 shares at an average price of $18.11 per share under all current and previous repurchase programs.

On September 17, 2015, the Company issued the following equity awards to Karen A. Puckett, President and Chief Executive Officer.

Award Type	Number of Shares	Grant-Date Fair Value
Stock options	867,364	$0.6654
Unvested shares	212,401	$3.79
Performance stock units	349,809	$2.13

The securities were issued as employment inducement awards as a material inducement to Ms. Puckett to accept her offer of employment. The securities were granted pursuant to NYSE Listing Rule 303A.08 and Section 4(a)(2) of the Securities Act of 1933. The Company intends to file a registration statement on Form S-8 to register the shares of common stock underlying these awards prior to the time at which they vest. The non-qualified stock option awards have an exercise price equal to the closing market price per share of the Company's common stock on the date of grant, which was equal to $3.79.

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

HARTE HANKS, INC.

November 5, 2015	/s/ Karen A. Puckett
Date	Karen A. Puckett
President and Chief Executive Officer

November 5, 2015	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

November 5, 2015	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller