Form 10-Q
period 2016-03-31
HARTE HANKS INC
filed 2016-05-16
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2016 was 61,458,282 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended March 31, 2016

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
In thousands, except per share and share amounts	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$11,676	$17,613
Accounts receivable (less allowance for doubtful accounts of $1,251 at March 31, 2016 and $1,249 at December 31, 2015)	93,142	115,155
Inventory	1,122	963
Prepaid expenses	11,626	9,548
Prepaid taxes and income tax receivable	3,263	1,760
Other current assets	4,628	6,459
Total current assets	125,457	151,498
Property, plant and equipment (less accumulated depreciation of $175,238 at March 31, 2016 and $171,415 at December 31, 2015)	35,165	33,913
Goodwill	222,452	218,972
Other intangible assets (less accumulated amortization of $855 at March 31, 2016 and $650 at December 31, 2015)	3,918	4,123
Other assets (including deferred income taxes of $4,756 at March 31, 2016 and $3,000 at December 31, 2015)	7,426	5,907
Total assets	$394,418	$414,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,125	$3,000
Accounts payable	28,080	38,287
Accrued payroll and related expenses	9,734	8,340
Deferred revenue and customer advances	25,459	27,426
Income taxes payable	819	1,246
Customer postage and program deposits	13,935	12,513
Other current liabilities	4,228	6,628
Total current liabilities	86,380	97,440
Long-term debt	74,718	74,105
Pensions	54,721	55,491
Contingent consideration	20,358	20,277
Other long-term liabilities (including deferred income taxes of $22,733 at March 31, 2016 and $20,672 at December 31, 2015)	28,832	26,784
Total liabilities	265,009	274,097

Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized 120,264,526 shares issued at March 31, 2016 and 120,146,720 shares issued at December 31, 2015	120,265	120,147
Additional paid-in capital	352,680	353,050
Retained earnings	962,650	973,538
Less treasury stock, 58,892,253 shares at cost at March 31, 2016 and 58,879,742 shares at cost at December 31, 2015	(1,262,678)	(1,262,859)
Accumulated other comprehensive loss	(43,508)	(43,560)
Total stockholders’ equity	129,409	140,316
Total liabilities and stockholders’ equity	$394,418	$414,413

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2016	2015
Operating revenues	$110,723	$121,173
Operating expenses
Labor	68,339	64,663
Production and distribution	30,135	35,959
Advertising, selling, general and administrative	15,070	14,099
Depreciation, software and intangible asset amortization	3,548	3,437
Total operating expenses	117,092	118,158
Operating income (loss)	(6,369)	3,015
Other (income) and expenses
Interest expense, net	1,381	609
Other, net	(172)	(407)
Total other expenses	1,209	202
Income (loss) from operations before income taxes	(7,578)	2,813
Income tax expense (benefit)	(1,975)	1,198
Net Income (loss)	$(5,603)	$1,615

Basic earnings (loss) per common share	$(0.09)	$0.03

Weighted-average common shares outstanding	61,331	61,872

Diluted earnings (loss) per common share	$(0.09)	$0.03

Weighted-average common and common equivalent shares outstanding	61,331	62,201

Net income (loss)	$(5,603)	$1,615

Declared dividends per share	$0.09	$0.09

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$522	$807
Foreign currency translation adjustments	(470)	(1,487)
Total other comprehensive income (loss), net of tax	52	(680)
Comprehensive income (loss)	$(5,551)	$935

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In thousands	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(5,603)	$1,615
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and software amortization	3,343	3,396
Intangible asset amortization	205	41
Stock-based compensation	563	1,316
Net pension cost (payments)	100	(82)
Interest accretion on contingent consideration	328	—
Deferred income taxes	(675)	138
Other, net	(220)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	22,013	18,611
Increase in inventory	(159)	4
Decrease in prepaid expenses and other current assets	(1,501)	218
Increase (decrease) in accounts payable	(10,213)	1,148
Decrease in other accrued expenses and liabilities	(1,783)	(6,130)
Other, net	—	153
Net cash provided by operating activities	6,398	20,428

Cash Flows from Investing Activities	0
Acquisitions, net of cash acquired	(3,500)	(29,863)
Purchases of property, plant and equipment	(4,590)	(2,709)
Proceeds from sale of property, plant and equipment	21	—
Net cash used in investing activities	(8,069)	(32,572)

Cash Flows from Financing Activities
Borrowings	81,008	—
Repayment of borrowings	(77,313)	(4,593)
Debt financing costs	(2,165)	—
Issuance of common stock	(81)	(84)
Issuance of treasury stock	40	63
Dividends paid	(5,285)	(5,323)
Net cash used in financing activities	(3,796)	(9,937)

Effect of exchange rate changes on cash and cash equivalents	(470)	(1,487)
Net decrease in cash and cash equivalents	(5,937)	(23,568)
Cash and cash equivalents at beginning of period	17,613	56,749
Cash and cash equivalents at end of period	$11,676	$33,181

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity
(Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2014	$119,607	$346,239	$1,165,707	$(1,257,648)	$(47,229)	$326,676
Exercise of stock options and release of unvested shares	186	25	—	(295)	—	(84)
Net tax effect of stock options exercised and release of unvested shares	—	(1,168)	—	—	—	(1,168)
Stock-based compensation	—	1,316	—	—	—	1,316
Dividends paid ($0.085 per share)	—	—	(5,323)	—	—	(5,323)
Treasury stock issued	—	(178)	—	241	—	63
Purchase of treasury stock	—	—	—	—	—	—
Net income	—	—	1,615	—	—	1,615
Other comprehensive income	—	—	—	—	(680)	(680)
Balance at March 31, 2015	$119,793	$346,234	$1,161,999	$(1,257,702)	$(47,909)	$322,415

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	$120,147	$353,050	$973,538	$(1,262,859)	$(43,560)	$140,316
Exercise of stock options and release of unvested shares	118	(118)	—	(81)	—	(81)
Net tax effect of stock options exercised and release of unvested shares	—	(593)	—	—	—	(593)
Stock-based compensation	—	563	—	—	—	563
Dividends paid ($0.085 per share)	—	—	(5,285)	—	—	(5,285)
Treasury stock issued	—	(222)	—	262	—	40
Net loss	—	—	(5,603)	—	—	(5,603)
Other comprehensive income	—	—	—	—	52	52
Balance at March 31, 2016	$120,265	$352,680	$962,650	$(1,262,678)	$(43,508)	$129,409

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

Interim Financial Information

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

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

Operating Expense Presentation in Consolidated Statements of Comprehensive Income (Loss)

“Labor” in the Consolidated Statements of Comprehensive Income (Loss) includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. “Production and distribution” and “Advertising, selling, general and administrative” do not include labor, depreciation, or amortization.

Note B - Recent Accounting Pronouncements

On March 30, 2016 the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting, which requires entities with share-based payment awards to recognize all related excess tax benefits and tax deficiencies as income tax expenses or benefit in the income statement. This ASU is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

On March 17, 2016, the FASB issue ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09 (see below). This ASU is intended to provide clarification related to determining the appropriate unit of account under the revenue standard's principal-versus-agent guidance and applying the indicators of whether an entity is a principal or an agent in accordance with ASU 2014-09's control principal. The effective date and the transition retirements are the same as the effective date and transition requirements of ASU 2014-09. We are evaluating the effect that ASU 2016-08 will have on our consolidated financial statements and related disclosures.

On February 25, 2016, the FASB issued ASU 2016-02, Leases, which requires all operating leases to be recorded on the balance sheet. The lessee will record a liability for its lease obligations (initially measured at the present value of the future lease payments not yet paid over the lease term, and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement). This ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. As a result, in conjunction with the closing of the 2016 Term Facility and 2016 Revolving Credit Facility, we recorded $2.2 million in unamortized debt discount and debt issuance costs as a reduction of the total debt balance. We also reclassified $0.2 million in unamortized debt issuance costs as a reduction of the debt balance as of December 31, 2015 that were previously included in Other Assets (see Note E, Long-Term Debt).

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. This ASU is effective for interim and annual periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative.  The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, future impact on the company will be dependent on any transaction or event that is within the scope of the new guidance.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new effective date is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017 (original effective date of the ASU). We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor has we determined the effect of the standard on our ongoing financial reporting.

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable, and trade payables. The fair value of our outstanding debt is disclosed in Note E, Long-Term Debt. Our calculation of goodwill using the residual purchase price methodology and the acquisition related contingent consideration accounted for at fair value on a recurring basis is disclosed in Note M, Acquisition and Disposition.

Note D — Goodwill

As of March 31, 2016 and December 31, 2015, we had goodwill of $222.5 million and $219.0 million, respectively.

On March 4, 2016, the company completed the purchase of substantially all of the assets of Aleutian Consulting, Inc. The company performed a valuation to determine the estimate of the total purchase consideration and to estimate values for the tangible and identifiable intangible assets. As a result of the calculation, we recorded $3.5 million in goodwill. The residual purchase price methodology used in the calculation relied on management's assumptions. These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by ASC350, as they are unobservable. See Note M, Acquisition and Disposition. This goodwill will be tax deductible.

On March 16, 2015 the company acquired the stock of 3Q Digital, Inc., a digital marketing agency. The company paid some consideration upon closing, with additional consideration payable upon the achievement of revenue performance goals over the three-year period following the closing. The company performed a valuation to determine the estimate of the total purchase consideration and to estimate values for the tangible and identifiable intangible assets. As a result of the calculation, we recorded $41.8 million of goodwill.

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

We continuously monitor potential triggering events, including changes in the business climate in which we operate, attrition of key personnel, the current volatility in the capital markets, the company’s market capitalization compared to our book value, our recent operating performance, and financial projections. During the quarter ended March 31, 2016, we did not identify any additional triggering events that require testing for impairment.

The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges in the future.

The changes in the carrying amount of goodwill are as follows:

In thousands	Customer Interaction	Trillium Software	Total
Balance at December 31, 2015	$69,699	149,273	$218,972
Additions to goodwill	3,480	—	3,480
Balance at March 31, 2016	$73,179	149,273	$222,452

Note E — Long-Term Debt

On March 10, 2016, we entered into a secured credit facility with Wells Fargo Bank, N.A. as Administrative Agent, consisting of a maximum $65.0 million revolving credit facility (the 2016 Revolving Credit Facility) and a $45.0 million term loan facility (the 2016 Term Loan, and together with the 2016 Revolving Credit Facility, the Secured Credit Facilities). The Secured Credit Facilities are secured by substantially all of the company's assets and its material domestic subsidiaries. The Secured Credit Facilities will be used for general corporate purposes, and were used to replace, and repay remaining outstanding balances on, the company's (i) 2013 Revolving Credit Facility, and (ii) 2011 Term Loan Facility. The credit and guarantee agreements related to the 2013 Revolving Credit Facility and 2011 Term Loan Facility were likewise terminated.

The 2016 Revolving Credit Facility allows for borrowings up to the lesser of (a) $65.0 million or (b) the sum of (i) 85.0% of eligible domestic accounts receivable, (ii) subject to certain sublimits, 85.0% of eligible foreign accounts receivable, and (iii) the lower of (x) $15.0 million or (y) 85.0% of eligible unbilled accounts receivable, all of which are subject to customary reserves and eligibility criteria. The outstanding amount of the 2016 Term Loan is repayable, on a monthly basis, in an amount equal to 1/120th of its original principal amount. Any amount remaining unpaid will be due and payable in full on the Maturity Date March 10, 2021. So long as an established amount of availability under the 2016 Revolving Credit Facility is maintained (described below), the 2016 Term Loan may be prepaid in whole or in part at any time, subject to prior written notice and payment of a prepayment premium (3.0% in the first year, 2.0% in the second year, and 1.0% in the third year) of the outstanding principal balance of the amount of the 2016 Term Loan prepaid during such year.

The 2016 Term Loan is subject to mandatory prepayments from the net proceeds of certain asset dispositions (subject to limited customary reinvestment exceptions), and the incurrence of certain indebtedness, which prepayments are subject to the prepayment premium. Additionally, if our leverage ratio is greater than 2.0 to 1 in 2016 or 1.75 to 1 in any subsequent year, the 2016 Term Loan is subject to mandatory prepayments in an amount equal to 50.0% of our excess cash flow. Prepayments made with respect to excess cash flow are not subject to the prepayment premium. Voluntary prepayments of the 2016 Term Loan and mandatory prepayments of the 2016 Term Loan from excess cash flow are not permitted if availability under the 2016 Revolving Credit Facility is less than the greater of (a) 13.5% of the maximum amount of the 2016 Revolving Credit Facility and (b) $14.9 million with respect to voluntary prepayments, and the greater of 10.0% of the maximum amount of the 2016 Revolving Credit Facility and $11.0 million with respect to excess cash flow payments.

The loans under the Secured Credit Facilities will accrue interest at a rate equal to, at the company's option, (i) the base rate plus the applicable margin, or (b) the LIBOR rate (as defined and limited in the Secured Credit Facilities) plus the applicable margin. The base rate is the greatest of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the federal funds rate plus 0.5%, and (iii) the LIBOR rate for one month interest plus 1.0% per annum. The applicable margin for the 2016 Revolving Credit Facility is determined based upon the amount available to be borrowed under the 2016 Revolving Credit Facility in excess of trade payables aged in excess of historical levels and book overdrafts and ranges between 1.0 to 1.5% for loans accruing interest at the base rate and 2.0 to 2.5% for loans accruing interest at the LIBOR rate. The applicable margin for the 2016 Term Loan is 7.22% for loans accruing interest at the LIBOR rate and 6.22% for loans accruing interest at the base rate. We also pay an unused line of credit fee in an amount between 0.25 and 0.375% on the unused capacity on the 2016 Revolving Credit Facility outstanding amount.

Under the Secured Credit Facilities, we are required to maintain certain financial covenants: a fixed charge coverage ratio of at least 1.0 to 1 for the 12 month period at each month through June 30, 2016 and 1.1 to 1 for the 12 month period at each month end thereafter; a leverage ratio of 2.25 to 1 at each month end from March 31, 2016 to December 31, 2016 and 2.0 to 1 at each month end thereafter; a minimum rolling four quarter period ending recurring revenue amount of $35.0 million at each quarter end from March 31, 2016 to September 30, 2016, and increasing quarterly from $35.2 million to $42.8 million each quarter thereafter; and capital expenditures not to exceed $14.0 million for the period from March 10, 2016 to December 31, 2016, and each fiscal year thereafter.

The Secured Credit Facilities also contain customary covenants restricting the company and its subsidiaries’ ability to create, incur, assume or become liable to indebtedness; create, incur or assume liens; consummate acquisitions; liquidate, dissolve, suspend, or cease subsidiaries or a substantial portion of the business; convey, sell, lease, license, assign, transfer or dispose of assets; change the nature of business; make prepayments and amendments to other obligations and indebtedness; pay dividends and distributions and repurchase capital stock; modify accounting methods (other than as required by U.S. GAAP); make or acquire investments; enter into certain transactions with affiliates; use proceeds; issue equity interests; and amend, increase, fail to pay amounts due to, or terminate certain employee benefits, including a pension plan or multi-employer plan.

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

As of March 31, 2016, the Company was not in compliance with the Secured Credit Facilities' minimum fixed charge coverage ratio for the period. For the April 1, 2015 to March 31, 2016 covenant reference period, our fixed charge coverage ratio was 0.9 to 1 as compared with the covenant minimum of 1.0 to 1. This covenant violation existing as of March 31, 2016 was waived by Wells Fargo.

Our long-term debt obligations were as follows:

	March 31,	December 31,
In thousands	2016	2015
2016 Revolving Credit Facility, various interest rates based on the Base rate, due March 10, 2021 ($8.8 million capacity and effective rate of 4.75% at March 31, 2016)	$36,008	N/A
2016 Term Loan Facility, various interest rates based on the Base rate plus the applicable margin (effective rate of 9.72% at March 31, 2016), due March 10, 2021	45,000	N/A
2013 Revolving Credit Facility ($60.6 million capacity), various interest rates based on the highest of (a) the Agent's prime rate, (b) the Federal Funds Rate plus 0.50% per annum, (c) Eurodollar rate plus 1.00% per annum, plus a spread with is determined based on our total debt-to-EBITDA ratio then in effect, due August 16, 2016 (effective rate of 4.75% at December 31, 2015)	N/A	13,000
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.42% at December 31, 2015), due August 16, 2016	N/A	64,313
Less: unamortized discount and debt issuance costs	(2,165)	(208)
Total debt	78,843	77,105
Less current maturities	4,125	3,000
Total long-term debt	74,718	74,105

The carrying values and estimated fair values of our outstanding debt were as follows:

	March 31, 2016		December 31, 2015
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Debt	$78,843	$78,843	$77,105	$77,105

Based on the recent entry into the Secured Credit Facilities, carrying values estimate fair value. These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820, Fair Value Measurement.

Note F — Stock-Based Compensation

We recognized $0.6 million and $1.3 million of stock-based compensation expense during the three months ended March 31, 2016 and 2015, respectively.

Equity awards granted during the quarter were as follows:

	March 31, 2016
	Number of Shares	Weighted- Average Grant- Date Fair Value
Stock options	120,371	$1.25
Unvested shares	73,684	$2.85

The equity awards granted during the three months ended March 31, 2016 were granted to our Chief Operating Officer as a material inducement to his acceptance of such position. These option and restricted stock awards were not submitted for shareholder approval, and were listed separately with the NYSE.

Note G — Components of Net Periodic Benefit Cost

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible (the Qualified Pension Plan). We elected to freeze benefits under the Qualified Pension Plan as of December 31, 1998.

In 1994, we adopted a non-qualified, unfunded, supplemental pension plan (the Restoration Pension Plan) covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from our Qualified Pension Plan were it not for limitations imposed by income tax regulation. The benefits under the Restoration Pension Plan were intended to provide benefits equivalent to our Qualified Pension Plan as if such plan had not been frozen. We elected to freeze benefits under the Restoration Pension Plan as of April 1, 2014.

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2016	2015
Interest cost	$1,950	$1,931
Expected return on plan assets	(2,061)	(2,159)
Recognized actuarial loss	597	1,557
Net periodic benefit cost	$486	$1,329

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

We are not required to make, and do not intend to make, any contributions to our Qualified Pension Plan in 2016. Based on current estimates we will not be required to make any contributions to our Qualified Pension Plan until 2018.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2016 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million in the three months ended March 31, 2016. In the event of a change of control, as defined in the plan document, the Restoration Pension Plan is required to be fully funded.

Note H - Income Taxes

Our first quarter 2016 income tax benefit of $2.0 million resulted in an effective income tax rate of 26.1%. Our first quarter 2015 income tax expense of $1.2 million resulted in an effective income tax rate of 42.6%. We have historically, including for 2015, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2016 because we determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the three months ended March 31, 2016. The effective income tax benefit calculated for the first quarter of 2016 differs from the federal statutory rate of 35.0%, primarily due to foreign tax credit limitations on dividends paid from foreign subsidiaries.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2011. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2012.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at March 31, 2016 or December 31, 2015.

Note I - Earnings Per Share

In periods in which the company has net income, the company is required to calculate earnings per share using the two-class method. The two-class method is required because the company's unvested shares are considered participating securities. Participating securities have the right to receive dividends should the company declare dividends on its common stock. Under the two-class method, undistributed and distributed earnings are allocated on a pro-rata basis to the common and restricted stockholders. The weighted-average number of common and restricted shares outstanding during the period is then used to calculate earnings per share (EPS) for each class of shares.

In periods in which the company has a net loss, basic loss per share is calculated using the treasury stock method. The treasury stock method is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The two-class is method is not used, because the two-class calculation is anti-dilutive.

Reconciliations of basic and diluted EPS are as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2016	2015
Basic Earnings (Loss) per Share
Net income (loss)	$(5,603)	$1,615
Weighted-average common shares outstanding used in earnings (loss) per share computations	61,331	61,872
Earnings (loss) per common share	$(0.09)	$0.03

Diluted Earnings (Loss) per Share
Net income (loss)	$(5,603)	$1,615
Shares used in diluted earnings per share computations	61,331	62,201
Earnings (loss) per common share	$(0.09)	$0.03

Computation of Shares Used in Earnings (Loss) Per Share Computations
Weighted-average common shares outstanding	61,331	61,872
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	329
Shares used in diluted earnings (loss) per share computations	61,331	62,201

4.4 million and 3.2 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2016 and 2015, respectively. 0.9 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2016. No anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2015.

Note J — Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Three Months Ended March 31,
In thousands	2016	2015
Net income (loss)	$(5,603)	$1,615

Other comprehensive income (loss):
Adjustment to pension liability	870	1,345
Tax expense	(348)	(538)
Adjustment to pension liability, net of tax	522	807
Foreign currency translation adjustment	(470)	(1,487)
Total other comprehensive loss	52	(680)

Total comprehensive income (loss)	$(5,551)	$935

Changes in accumulated other comprehensive loss by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2015	$(43,915)	$355	$(43,560)
Other comprehensive income (loss), net of tax, before reclassifications	—	(470)	(470)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	522	—	522
Net current period other comprehensive income (loss), net of tax	522	(470)	52
Balance at March 31, 2016	$(43,393)	$(115)	$(43,508)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2014	$(49,560)	$2,331	$(47,229)
Other comprehensive income (loss), net of tax, before reclassifications	—	(1,487)	(1,487)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	807	—	807
Net current period other comprehensive income (loss), net of tax	807	(1,487)	(680)
Balance at March 31, 2015	$(48,753)	$844	$(47,909)

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

Note L — Business Segments

We conduct our operations by organizing into two distinct operating divisions: Customer Interaction and Trillium Software. In accordance with FASB ASC 280, Segment Reporting, we report the two operating divisions as two reportable segments; Customer Interaction and Trillium Software. Our reportable segments are described below. Corporate expense consists primarily of pension, workers’ compensation expense, and litigation items from businesses we no longer own.

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

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

Information about the operations of our two business segments is as follows:

	Three Months Ended March 31,
In thousands	2016	2015
Operating revenues
Customer Interaction	$99,563	$109,315
Trillium Software	11,160	11,858
Total operating revenues	$110,723	$121,173

Operating income (loss)
Customer Interaction	$(7,909)	$1,527
Trillium Software	2,242	3,013
Corporate	(702)	(1,525)
Total operating income (loss)	$(6,369)	$3,015

Operating income (loss)	$(6,369)	$3,015
Interest expense, net	1,381	609
Other, Net	(172)	(407)
Total income (loss) from operations before income taxes	$(7,578)	$2,813

Note M — Acquisition and Disposition

On March 4, 2016, we completed the acquisition of Aleutian Consulting, which now operates as Harte Hanks Consulting. The results of Harte Hanks Consulting Operations have been included in our financial statements since that date and are reported in the Customer Interaction segment. The purchase price was $3.5 million in cash. The fair value of identified tangible assets residual purchase price methodology used in the calculation to determine goodwill allocation relied on management's assumptions. These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by ASC350, as they are unobservable.

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

The following table summarizes the consideration paid and the amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

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

In accordance with ASC 805-30-35, Business Combinations, Goodwill or gain from bargain purchase, including consideration transferred, we consider re-measurement of contingent consideration at each reporting date until the contingency is resolved, with the changes in fair value recognized in earnings. We determined that a re-measurement was appropriate as of the end of the first quarter, 2016. As such, we determined that the contingent consideration fair value had decreased slightly, and recorded a $0.2 million adjustment to the present value of the liability as of the quarter ended March 31, 2016.

Significant assumptions were used in the fair value calculation of the contingent consideration, including (i) discount rate, (ii) weighted-average cost of capital, (iii) risk premium, and (iv) tax rate. These assumptions are considered Level 3 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures. A reconciliation of the beginning and ending accrued balances of the contingent consideration for the three months ended March 31, 2016 follows:

(in thousands)	Fair Value
Contingent consideration at acquisition date	$17,940
Accretion of interest	2,665
Adjustment to fair value	$(247)
Accrued earnout liability as of March 31, 2016	$20,358

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws.  All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives related thereto, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources, and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) expectations for and effects of acquired and disposed businesses, (8) our stock repurchase program, (9) expectations regarding legal proceedings and other contingent liabilities, and (10) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2016 earnings release issued on April 28, 2016. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Revenues from the Customer Interaction segment represented approximately 90% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

Trillium Software is a leading enterprise data quality solutions provider. Our data quality specialists help organizations achieve increased business from their data management initiatives and existing business-critical processes by providing enterprise data profiling and data cleansing software and services. Trillium Software offers industry-specific business solutions that help solve data problems experienced by financial services, banking, retail, healthcare, manufacturing, and risk professionals. Our full complement of technologies and services include global data profiling, data cleansing, enrichment, and data linking for e-business, Big Data, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from the Trillium Software segment are comprised primarily of perpetual software licenses, annual maintenance, and professional services, and represented approximately 10% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

We derive revenues by providing Customer Interaction services and Trillium Software licensing sales and services.

General corporate expense consists primarily of pension, worker’s compensation expense, and litigation items related to employees of business operations we no longer own.

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

Results of Operations

Operating results were as follows:

	Three Months Ended March 31,
In thousands	2016	2015	% Change
Revenues	$110,723	$121,173	(8.6)%
Operating expenses	117,092	118,158	(0.9)%
Operating income (loss)	$(6,369)	$3,015	(311.2)%

Operating margin	(5.8)%	2.5%

Income (loss) before taxes	$(7,578)	$2,813	(369.4)%

Diluted earnings (loss) per share	$(0.09)	$0.03	(400.0)%

1st Quarter 2016 vs. 1st Quarter 2015

Revenues

Consolidated revenues decreased $10.5 million, or 8.6%, in the first quarter of 2016 compared to the first quarter of 2015. These results reflect the impact of our technology, healthcare and pharmaceuticals, and retail verticals decreasing $4.6 million, or 15.3%, $2.7 million, or 22.1%, and $2.2 million, or 7.6%, respectively. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. Our financial services vertical also decreased $1.7 million, or 8.7%, compared to the first quarter of 2015. These decreases were slightly offset by increases from our automobile and consumer brands and select markets verticals of $0.5 million, or 2.3%, and $0.3 million, or 2.8%, respectively.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of, and budgets available to specific clients.

Operating Expenses

Overall operating expenses were $117.1 million in the first quarter of 2016, compared to $118.2 million in the first quarter of 2015. Labor costs increased $3.7 million, or 5.7%, compared to the first quarter of 2015 primarily due to increased severance and non-recurring database development labor expense. General and administrative expense increased $1.0 million, or 6.9%, compared to the prior year. Depreciation and intangible asset and software amortization expense increased $0.1 million, or 3.2%, compared to the first quarter of 2015. These increases were offset by a decrease in production and distribution of $5.8 million, or 16.2%, compared to the prior year quarter primarily due to a decrease in outsourced services and job production expense.

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

Customer Interaction

Customer Interaction operating results were as follows:

	Three Months Ended March 31,
In thousands	2016	2015	% Change
Revenues	$99,563	$109,315	(8.9)%
Operating expenses	107,472	107,788	(0.3)%
Operating income (loss)	$(7,909)	$1,527	(617.9)%

Operating margin	(7.9)%	1.4%

1st Quarter 2016 vs, 1st Quarter 2015

Revenues

Customer Interaction revenues decreased $9.8 million, or 8.9%, in the first quarter of 2016 compared to the first quarter of 2015. These results reflect the impact of our technology, healthcare and pharmaceuticals, and retail verticals decreasing $4.0 million, or 14.5%, $2.7 million, or 23.5%, and $2.2 million, or 7.7%, respectively. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. Our financial services vertical also decreased $1.7 million, or 10.7%, compared to the first quarter of 2015. These decreases were slightly offset by increases from our automobile and consumer brands and select markets verticals of $0.6 million, or 3.8%, and $0.2 million, or 1.6%, respectively.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of, and budgets available to specific clients.

Future revenue performance will depend on, among other factors, the overall strength of the national and international economies and how successful we are at maintaining and growing business with existing clients organically and through acquisition, acquiring new clients, and meeting client demands. We believe that, in the long-term, an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to the targeted media space, and that our business will benefit as a result. Targeted media advertising results can be more effectively tracked, enabling measurement of the return on marketing investment.

Operating Expenses

Customer Interaction operating expenses decreased $0.3 million in the first quarter of 2016 compared to the first quarter of 2015. Labor costs increased $4.5 million, or 7.8%, compared to the first quarter of 2015, primarily due to increased severance and non-recurring database development labor expense. General and administrative and depreciation and intangible asset and software amortization expense increased $0.9 million, or 8.3%, and $0.1 million, or 2.0%, respectively. These increases were offset by a decrease in production and distribution of $5.8 million, or 16.3%, over the prior year quarter primarily due to a decrease in outsourced services and job production expense.

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

Trillium Software

Trillium Software operating results were as follows:

	Three months ended March 31,
In thousands	2016	2015	% Change
Revenues	$11,160	$11,858	(5.9)%
Operating expenses	8,918	8,845	0.8%
Operating income	$2,242	$3,013	(25.6)%

Operating margin	20.1%	25.4%

1st Quarter 2016 vs. 1st Quarter 2015

Revenues

Trillium Software revenues decreased $0.7 million, or 5.9%, in the first quarter of 2016 compared to the first quarter of 2015. These results reflect a decrease in non-recurring software license sales and a decline in maintenance and professional service fees, offset by an increase in Software-as-a-Service revenues.

Operating Expenses

Trillium Software operating expenses increased $0.1 million in the first quarter of 2016 compared to the first quarter of 2015. This is the result of an increase of $0.1 million in depreciation and intangible asset and software amortization. Labor, general and administrative expense, and production and distribution expense in the first quarter of 2016 remained flat compared to the first quarter of 2015

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

Corporate

1st Quarter 2016 vs 1st Quarter 2015

General corporate expense decreased $0.8 million in the first quarter of 2016 compared to the first quarter of 2015.
This is primarily the result of a change in the amortization period over which the net loss from the Qualified Pension Plan is recognized from the average future service of active participants (approximately 9 years) to the average future lifetime of all participants (approximately 24 years).

Interest Expense

1st Quarter 2016 vs. 1st Quarter 2015

Interest expense, net, increased $0.8 million in the first quarter of 2016 compared to the first quarter of 2015. This was the result of an interest accretion of $0.3 million for the contingent consideration liability related to the purchase of 3Q Digital. This was also due to a higher interest rate spread and an increased debt balance as a result of the 2016 Secured Credit Facilities, which replaced the 2011 Term Loan Facility and 2013 Revolving Credit Facility. See discussion of our credit facilities in the Liquidity and Capital Resources section for further information.

Other Income and Expense

1st Quarter 2016 vs. 1st Quarter 2015

Other expense, net, increased $0.2 million in the first quarter of 2016 compared to first quarter of 2015. This is primarily the result of a foreign currency transaction gain of $0.3 million in the first quarter of 2016 compared to a foreign currency transaction gain of $0.8 million in the first quarter of 2015. This was offset by a $0.2 million adjustment to decrease the fair value of the contingent consideration. See discussion of contingent consideration in Note M, Acquisition and Disposition, for further information.

Income Taxes

1st Quarter 2016 vs. 1st Quarter 2015

Income tax benefit of $(2.0) million in the first quarter of 2016 represents a decrease of $3.2 million when compared to the first quarter of 2015. The decrease in expense is primarily due to the change in our operating performance. Our effective tax rate was 26.1% for the first quarter of 2016, decreasing from 42.6% for the first quarter of 2015. We have historically, including for 2015, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2016 because we determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the three months ended March 31, 2016. The effective income tax benefit calculated for the first quarter of 2016 differs from the federal statutory rate of 35.0%, primarily due to foreign tax credit limitations on dividends paid from foreign subsidiaries.

Income/Earnings (Loss) Per Share

1st Quarter 2016 vs. 1st Quarter 2015

We recorded net loss of $5.6 million and diluted loss per share of $0.09 in the first quarter of 2016. These results compare to net income of $1.6 million and diluted earnings per share of $0.03 per share in the first quarter of 2015. The decrease in net income is primarily a result of a decrease in revenues and changes in other income and expense discussed above.

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

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2016, cash and cash equivalents were $11.7 million, decreasing $5.9 million from cash and cash equivalents of $17.6 million at December 31, 2015. This net decrease was a result of net cash provided by operating activities of $6.4 million, net cash used in investing activities of $8.1 million, net cash used in financing activities of $3.8 million and the negative effect of exchange rate changes of $0.5 million.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $6.4 million, compared to $20.4 million for the three months ended March 31, 2015. The $14.0 million year-over-year decrease was primarily attributable to a decrease in accounts payable and a decrease in net income.

Investing Activities

Net cash used in investing activities was $8.1 million for the three months ended March 31, 2016, compared to net cash used in investing activities of $32.6 million for the three months ended March 31, 2015. The $24.5 million variance is primarily the result of the acquisition of 3Q Digital using cash of $30.2 million in March of 2015, offset by the $3.5 million acquisition of Aleutian Consulting in March of 2016, and an increase in capital expenditures of $1.9 million.

Financing Activities

Net cash used in financing activities was $3.8 million for the three months ended March 31, 2016, compared to $9.9 million for the three months ended March 31, 2015. The $6.1 million decrease is primarily due to the increase in borrowings of $78.8 million offset by repayment of old credit facility of $77.3 million compared to repayment of borrowings of $4.6 million in first quarter 2015.

Foreign Holdings of Cash

Foreign holdings of cash as of March 31, 2016 and 2015 were $5.4 million and $15.5 million, respectively. The company is subject to, and has accrued additional U.S. income taxes and foreign withholding taxes for repatriated cash.

Credit Facilities

On March 10, 2016, we entered into a secured credit facility with Wells Fargo Bank, N.A. as Administrative Agent (Wells Fargo), consisting of a maximum $65.0 million revolving credit facility (the 2016 Revolving Credit Facility) and a $45.0 million term loan facility (the 2016 Term Loan, and together with the 2016 Revolving Credit Facility, the Secured Credit Facilities). The Secured Credit Facilities are secured by substantially all of the company's assets and its material domestic subsidiaries. The Secured Credit Facilities will be used for general corporate purposes, and were used to replace, and repay remaining outstanding balances on, the company's (i) 2013 Revolving Credit Facility, and (ii) 2011 Term Loan Facility. The credit and guarantee agreements related to the 2013 Revolving Credit Facility and 2011 Term Loan Facility will likewise be terminated.

The 2016 Revolving Credit Facility allows for borrowings up to the lesser of (a) $65.0 million or (b) the sum of (i) 85.0% of eligible domestic accounts receivable, (ii) subject to certain sublimits, 85.0% of eligible foreign accounts receivable, and (iii) the lower of (x) $15.0 million or (y) 85.0% of eligible unbilled accounts receivable, all of which are subject to customary reserves and eligibility criteria. The outstanding amount of the 2016 Term Loan is repayable, on a monthly basis, in an amount equal to 1/120th of its original principal amount. Any amount remaining unpaid will be due and payable in full on the Maturity Date March 10, 2021. So long as an established amount of availability under the 2016

Revolving Credit Facility is maintained (described below), the 2016 Term Loan may be prepaid in whole or in part at any time, subject to prior written notice and payment of a prepayment premium (3.0% in the first year, 2.0% in the second year, and 1.0% in the third year) of the outstanding principal balance of the amount of the 2016 Term Loan prepaid during such year.

The 2016 Term Loan is subject to mandatory prepayments from the net proceeds of certain asset dispositions (subject to limited customary reinvestment exceptions), and the incurrence of certain indebtedness, which prepayments are subject to the prepayment premium. Additionally, if our leverage ratio is greater than 2.0 to 1 in 2016 or 1.75 to 1 in any subsequent year, the 2016 Term Loan is subject to mandatory prepayments in an amount equal to 50.0% of our excess cash flow. Prepayments made with respect to excess cash flow are not subject to the prepayment premium. Voluntary prepayments of the 2016 Term Loan and mandatory prepayments of the 2016 Term Loan from excess cash flow are not permitted if availability under the 2016 Revolving Credit Facility is less than the greater of (a) 13.5% of the maximum amount of the 2016 Revolving Credit Facility and (b) $14.9 million with respect to voluntary prepayments, and the greater of 10.0% of the maximum amount of the 2016 Revolving Credit Facility and $11.0 million with respect to excess cash flow payments.

The loans under the Secured Credit Facilities will accrue interest at a rate equal to, at the company's option, (i) the base rate plus the applicable margin, or (b) the LIBOR rate (as defined and limited in the Secured Credit Facilities) plus the applicable margin. The base rate is the greatest of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the federal funds rate plus 0.5%, and (iii) the LIBOR rate for one month interest plus 1.0% per annum. The applicable margin for the 2016 Revolving Credit Facility is determined based upon the amount available to be borrowed under the 2016 Revolving Credit Facility in excess of trade payables aged in excess of historical levels and book overdrafts and ranges between 1.0 to 1.5% for loans accruing interest at the base rate and 2.0 to 2.5% for loans accruing interest at the LIBOR rate. The applicable margin for the 2016 Term Loan is 7.22% for loans accruing interest at the LIBOR rate and 6.22% for loans accruing interest at the base rate. We also pay an unused line of credit fee in an amount between 0.25 and 0.375% on the unused capacity on the 2016 Revolving Credit Facility outstanding amount.

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

The Secured Credit Facilities also contain customary covenants restricting the company and its subsidiaries’ ability to create, incur, assume or become liable to indebtedness; create, incur or assume liens; consummate acquisitions; liquidate, dissolve, suspend, or cease subsidiaries or a substantial portion of the business; convey, sell, lease, license, assign, transfer or dispose of assets; change the nature of business; make prepayments and amendments to other obligations and indebtedness; pay dividends and distributions and repurchase capital stock; modify accounting methods (other than as required by U.S. GAAP); make or acquire investments; enter into certain transactions with affiliates; use proceeds; issue equity interests; and amend, increase, fail to pay amounts due to, or terminate certain employee benefits, including a pension plan or multi-employer plan.

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

As of March 31, 2016, the Company was not in compliance with the Secured Credit Facilities' minimum fixed charge coverage ratio for the period. For the April 1, 2015 to March 31, 2016 covenant reference period, our fixed charge coverage ratio was 0.9 to 1 as compared with the covenant minimum of 1.0 to 1. This covenant violation existing as of March 31, 2016 was waived by Wells Fargo.

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

Capital resources are also available from and provided through our 2016 Revolving Credit Facility, subject to the terms and conditions of that facility. The amount of cash on hand and borrowings available under our 2016 Revolving Credit Facility are influenced by a number of factors, including fluctuations in our operating results, revenue growth, accounts receivable collections, working capital changes, capital expenditures, tax payments, share repurchases, pension plan contributions, acquisitions, and dividends.

As of March 31, 2016, we had $8.8 million of unused borrowing capacity under our 2016 Revolving Credit Facility and a cash balance of $11.7 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and the availability under the 2016 Revolving Credit Facility (subject to our ability to extend terms, negotiate new terms, or negotiate alternative methods of financing) will be sufficient to fund operations, anticipated capital expenditures, and payments of principal and interest on our borrowings. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate. A lasting economic recession in the U.S. and other economies could have a material adverse effect on our business, financial position, or operating results.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.

These estimates and assumptions are affected by management’s application of accounting policies. We consider the following to be our critical accounting policies, as described in detail in our 2015 Form 10-K:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Reserve for healthcare, workers’ compensation, automobile, and general liability insurance;

•	Goodwill and other intangible assets;

•	Income taxes;

•	Stock-based compensation; and

•	Accounting for contingent consideration.

There have been no material changes to the critical accounting policies described above and in our 2015 Form 10-K.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on base rates (effective base rate of 4.75% at March 31, 2016). Our five-year 2016 Term Loan Facility has a maturity date of March 10, 2021.  At March 31, 2016, our debt balance related to the 2016 Term Loan Facility was $45.0 million. The five-year $65.0 million 2016 Revolving Credit Facility has a maturity date of March 10, 2021. At March 31, 2016, our debt balance related to the 2016 Revolving Credit Facility was $36.0 million.

Assuming the actual level of borrowings throughout the first quarter of 2016, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the first quarter of 2016 would have changed by approximately $0.1 million. Due to our overall debt level and cash balance at March 31, 2016, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates. At this time we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, Australian Dollar, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income. Transactions such as these amounted to $0.3 million in pre-tax currency transaction gains in the first quarter of 2016. At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

We do not enter into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

PART II.    OTHER INFORMATION
Item 1.  Legal Proceedings

Information regarding legal proceedings is set forth in Note K, Litigation Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2015 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2015 Form 10-K. Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q, for a discussion of the economic climate and impact on our financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
January 1-31, 2016	—	$—	—	$11,437,538
February 1-29, 2016	24,742	$3.27	—	$11,437,538
March 1-31, 2016	—	$—	—	$11,437,538
Total	24,742	$3.27	—
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

(2)  During the first quarter of 2016, we did not purchase any shares of our common stock through our stock repurchase program that was publicly announced in August 2014. Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of March 31, 2016, we have repurchased 1,506,679 shares and spent $11.4 million under the 2014 stock repurchase program. Through March 31, 2016, we had repurchased a total of 67,887,989 shares at an average price of $18.10 per share under all current and previous repurchase programs.

On March 16, 2016, the company issued the following equity awards to Shirish R. Lal, Executive Vice President, Chief Operating Officer, and Chief Technology Officer.

Award Type	Number of Shares	Grant-Date Fair Value
Stock options	120,371	$1.25
Unvested shares	73,684	$2.85

The securities were issued as employment inducement awards as a material inducement to Mr. Lal to accept his offer of employment. The securities were granted pursuant to NYSE Listing Rule 303A.08 and Section 4(a)(2) of the Securities Act of 1933. The company intends to file a registration statement on Form S-8 to register the shares of common stock underlying these awards prior to the time at which they vest. The non-qualified stock option awards have an exercise price equal to the closing market price per share of the company's common stock on the date of grant, which was equal to $2.85.

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

HARTE HANKS, INC.

May 16, 2016	/s/ Karen A. Puckett
Date	Karen A. Puckett
President and Chief Executive Officer

May 16, 2016	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

May 16, 2016	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller