Form 10-Q
period 2016-06-30
HARTE HANKS INC
filed 2016-08-09
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2016 was 61,509,791 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended June 30, 2016

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
In thousands, except per share and share amounts	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$12,901	$16,564
Accounts receivable (less allowance for doubtful accounts of $1,176 at June 30, 2016 and $974 at December 31, 2015)	75,585	103,758
Inventory	1,241	963
Prepaid expenses	7,433	7,908
Prepaid taxes and income tax receivable	4,877	1,760
Other current assets	3,646	6,456
Current assets held for sale	168,953	169,401
Total current assets	274,636	306,810
Property, plant and equipment (less accumulated depreciation of $146,735 at June 30, 2016 and $145,137 at December 31, 2015)	27,828	28,136
Goodwill	73,179	69,699
Other intangible assets (less accumulated amortization of $1,061 at June 30, 2016 and $650 at December 31, 2015)	3,713	4,123
Other assets (including deferred income taxes of $4,691 at June 30, 2016 and $3,000 at December 31, 2015)	7,061	5,645
Total assets	$386,417	$414,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$69,736	$3,000
Accounts payable	32,988	36,513
Accrued payroll and related expenses	9,479	7,416
Deferred revenue and customer advances	5,249	6,240
Income taxes payable	816	1,246
Customer postage and program deposits	12,382	12,513
Other current liabilities	4,670	6,342
Current liabilities held for sale	23,697	24,862
Total current liabilities	159,017	98,132
Long-term debt	—	74,105
Pensions	54,224	55,491
Contingent consideration	21,059	20,277
Other long-term liabilities (including deferred income taxes of $22,254 at June 30, 2016 and $20,672 at December 31, 2015)	26,999	26,092
Total liabilities	261,299	274,097
Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized 120,398,225 shares issued at June 30, 2016 and 120,146,720 shares issued at December 31, 2015	120,398	120,147
Additional paid-in capital	352,714	353,050
Retained earnings	958,387	973,538
Less treasury stock, 58,907,485 shares at cost at June 30, 2016 and 58,879,742 shares at cost at December 31, 2015	(1,262,282)	(1,262,859)
Accumulated other comprehensive loss	(44,099)	(43,560)
Total stockholders’ equity	125,118	140,316
Total liabilities and stockholders’ equity	$386,417	$414,413
See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,
In thousands, except per share amounts	2016	2015
Operating revenues	$97,317	$109,175
Operating expenses
Labor	62,930	57,431
Production and distribution	27,427	35,088
Advertising, selling, general and administrative	10,934	10,422
Depreciation, software and intangible asset amortization	3,201	3,195
Total operating expenses	104,492	106,136
Operating income (loss)	(7,175)	3,039
Other expenses
Interest expense, net	2,400	1,468
Loss on Sale	—	9,501
Other, net	111	683
Total other expenses	2,511	11,652
Loss from continuing operations before income taxes	(9,686)	(8,613)
Income tax benefit	(2,774)	(1,923)
Loss from continuing operations	$(6,912)	$(6,690)

Income from discontinued operations, net of income taxes	$2,649	$2,518

Net loss	$(4,263)	$(4,172)

Basic earnings (loss) per common share
Continuing operations	$(0.11)	$(0.11)
Discontinued operations	0.04	0.04
Basic earnings (loss) per common share	$(0.07)	$(0.07)

Weighted-average common shares outstanding	61,460	61,843

Diluted earnings (loss) per common share
Continuing operations	$(0.11)	$(0.11)
Discontinued operations	0.04	0.04
Diluted earnings (loss) per common share	$(0.07)	$(0.07)

Weighted-average common and common equivalent shares outstanding	61,460	61,843

Net loss	$(4,263)	$(4,172)

Declared dividends per share	$—	$0.09

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$357	$934
Foreign currency translation adjustments	(949)	1,386
Total other comprehensive income (loss), net of tax	(592)	2,320
Comprehensive loss	$(4,855)	$(1,852)

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended June 30,
In thousands, except per share amounts	2016	2015
Operating revenues	$196,880	$218,490
Operating expenses
Labor	125,968	116,583
Production and distribution	57,306	70,781
Advertising, selling, general and administrative	23,577	22,170
Depreciation, software and intangible asset amortization	6,237	6,175
Total operating expenses	213,088	215,709
Operating income (loss)	(16,208)	2,781
Other (income) and expenses
Interest expense, net	3,781	2,069
Loss on Sale	—	9,501
Other, net	(624)	281
Total other expenses	3,157	11,851
Loss from continuing operations before income taxes	(19,365)	(9,070)
Income tax benefit	(5,506)	(1,976)
Loss from continuing operations	$(13,859)	$(7,094)

Income from discontinued operations, net of tax	$3,993	$4,536

Net loss	$(9,866)	$(2,558)

Basic earnings (loss) per common share
Continuing operations	$(0.23)	$(0.11)
Discontinued operations	0.07	0.07
Basic earnings (loss) per common share	$(0.16)	$(0.04)

Weighted-average common shares outstanding	61,395	61,858

Diluted earnings (loss) per common share
Continuing operations	$(0.23)	$(0.11)
Discontinued operations	0.07	0.07
Diluted earnings (loss) per common share	$(0.16)	$(0.04)

Weighted-average common and common equivalent shares outstanding	61,395	61,858

Net loss	$(9,866)	$(2,558)

Declared dividends per share	$0.09	$0.17

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$880	$1,741
Foreign currency translation adjustments	(1,419)	(101)
Total other comprehensive income (loss), net of tax	(539)	1,640
Comprehensive loss	$(10,405)	$(918)

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In thousands	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(9,866)	$(2,558)
Less: income from discontinued operations, net of tax	3,993	4,536
Income (loss) from continuing operations	(13,859)	(7,094)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss on sale	—	9,501
Depreciation and software amortization	5,826	5,917
Intangible asset amortization	411	259
Stock-based compensation	1,607	2,567
Net pension cost (payments)	200	(139)
Interest accretion on contingent consideration	1,029	861
Discount Amortization	367	564
Deferred income taxes	1,651	712
Other, net	(219)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	28,173	18,129
(Increase) decrease in inventory	(278)	141
Increase in prepaid expenses and other current assets	(2,847)	(733)
Increase (decrease) in accounts payable	(3,452)	(368)
Decrease in other accrued expenses and liabilities	(1,920)	(5,834)
Net cash provided by continuing operations	16,689	24,483
Net cash provided by discontinued operations	5,098	2,279
Net cash provided by operating activities	21,787	26,762

Cash Flows from Investing Activities	0
Acquisitions, net of cash acquired	(3,500)	(29,862)
Dispositions, net of cash transferred	—	4,974
Purchases of property, plant and equipment	(5,651)	(4,209)
Proceeds from sale of property, plant and equipment	80	477
Net cash used by investing activities within continuing operations	(9,071)	(28,620)
Net cash flows by investing activities within discontinued operations	(1,822)	(1,764)
Net cash used in investing activities	(10,893)	(30,384)

Cash Flows from Financing Activities
Borrowings	92,269	—
Repayment of borrowings	(97,816)	(9,187)
Debt financing costs	(2,189)	—
Issuance of common stock	(184)	(403)
Purchase of treasury stock	—	(2,343)
Issuance of treasury stock	67	127
Dividends paid	(5,285)	(10,658)
Net cash used in financing activities of continuing operations	(13,138)	(22,464)

Effect of exchange rate changes on cash and cash equivalents	(1,419)	(101)
Net decrease in cash and cash equivalents	(3,663)	(26,187)
Cash and cash equivalents at beginning of period	16,564	53,331
Cash and cash equivalents at end of period	$12,901	$27,144

See Accompanying Notes to Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity
(Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2014	$119,607	$346,239	$1,165,707	$(1,257,648)	$(47,229)	$326,676
Exercise of stock options and release of unvested shares	312	(102)	—	(595)	—	(385)
Net tax effect of stock options exercised and release of unvested shares	—	(1,269)	—	—	—	(1,269)
Stock-based compensation	—	2,568	—	—	—	2,568
Dividends paid ($0.17 per share)	—	—	(10,658)	—	—	(10,658)
Treasury stock issued	—	(18)	—	127	—	109
Purchase of treasury stock	—	—	—	(2,343)	—	(2,343)
Net loss	—	—	(2,558)	—	—	(2,558)
Other comprehensive income	—	—	—	—	1,640	1,640
Balance at June 30, 2015	$119,919	$347,418	$1,152,491	$(1,260,459)	$(45,589)	$313,780

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	$120,147	$353,050	$973,538	$(1,262,859)	$(43,560)	$140,316
Exercise of stock options and release of unvested shares	251	(251)	—	(184)	—	(184)
Net tax effect of stock options exercised and release of unvested shares	—	(914)	—	—	—	(914)
Stock-based compensation	—	1,523	—	—	—	1,523
Dividends paid ($0.085 per share)	—	—	(5,285)	—	—	(5,285)
Treasury stock issued	—	(694)	—	761		67
Net loss	—	—	(9,866)	—		(9,866)
Other comprehensive loss	—	—	—	—	(539)	(539)
Balance at June 30, 2016	$120,398	$352,714	$958,387	$(1,262,282)	$(44,099)	$125,118

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

Interim Financial Information

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

Discontinued Operations

As discussed in Note M, Discontinued Operations, the operating results of our Trillium Software ("Trillium") reporting unit are classified as held for sale and reported as discontinued operations for all periods presented in the Condensed Consolidated Financial Statements.  Unless otherwise stated, amounts related to the Trillium Software operations are excluded from the Notes to Condensed Consolidated Financial Statements for all periods presented. Results of the remaining Harte Hanks business are reported as continuing operations.

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

Note B - Recent Accounting Pronouncements

In March 2016 the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting, which requires entities with share-based payment awards to recognize all related excess tax benefits and tax deficiencies as income tax expenses or benefit in the income statement. This ASU is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires all operating leases to be recorded on the balance sheet. The lessee will record a liability for its lease obligations (initially measured at the present value of the future lease payments not yet paid over the lease term, and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement). This ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new effective date is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017 (original effective date of the ASU). We are evaluating the effect that ASU 2014-09 and the related clarifying updates will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable, and trade payables. The assumptions used to determine the fair value of our reporting units in Step One of our goodwill impairment test are disclosed in Note D, Goodwill. The fair value of our outstanding debt is disclosed in Note E, Long-Term Debt. Our calculation of goodwill using the residual purchase price methodology and the acquisition related contingent consideration accounted for at fair value on a recurring basis is disclosed in Note L, Acquisition and Disposition.

Note D — Goodwill

As of June 30, 2016 and December 31, 2015, we had goodwill of $73.2 million and $69.7 million, respectively.

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

Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired. Such events could include a significant change in business conditions, a significant negative regulatory outcome or other events that could negatively affect our business and financial performance. We perform our annual goodwill impairment assessment as of November 30th of each year for each of our reporting units.

We continuously monitor potential triggering events, including changes in the business climate in which we operate, attrition of key personnel, the current volatility in the capital markets, the company’s market capitalization compared to our book value, our recent operating performance, and financial projections. During the quarter ended June 30, 2016, as a result of continued revenue declines and a sustained decline in stock price/overall market capitalization, the company identified that a triggering event had occurred. In accordance with ASC 350, we determined that an interim Step One impairment test of Customer Interaction and Trillium Software goodwill was warranted. The fair value of each reporting unit was estimated using both the income approach and market approach models. For both the Customer Interaction and the Trillium Software reporting units we concluded from the analysis that fair value was estimated to be more than the carrying value, including goodwill. The company determined that no impairment exists for the goodwill balance with respect to the Customer Interaction or Trillium Software reporting units.

The models used to value the Customer Interaction and Trillium Software reporting units in the Step One calculation relied on management's assumptions. These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by ASC 820, as they are unobservable. The assumptions in the Step One test include discount rate, revenue growth rates, tax rates, operating margins, expected free cash flows, residual value beyond the projection period, and valuation multiples.

We will continue to monitor for potential triggering events that may require consideration of a Step One analysis. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges in the future.

The changes in the carrying amount of goodwill are as follows:

In thousands	Total
Balance at December 31, 2015	$218,972
Additions to goodwill	3,480
Transfers to current assets held for sale	(149,273)
Balance at June 30, 2016	$73,179

Goodwill to be disposed of in the event of a Trillium Software disposition was included in "Current assets held for sale" on the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015. Goodwill attributable to Trillium Software is disclosed in Note M, Discontinued Operations.

Note E — Long-Term Debt

On March 10, 2016, we entered into a secured credit facility with Wells Fargo Bank, N.A. as Administrative Agent, consisting of a maximum $65.0 million revolving credit facility (the 2016 Revolving Credit Facility) and a $45.0 million term loan facility (the 2016 Term Loan, and together with the 2016 Revolving Credit Facility, the Secured Credit Facilities). The Secured Credit Facilities are secured by substantially all of the company's assets and guaranteed by its material domestic subsidiaries. The Secured Credit Facilities will be used for general corporate purposes, and were used to replace, and repay remaining outstanding balances on, the company's (i) 2013 Revolving Credit Facility, and (ii) 2011 Term Loan Facility. The credit and guarantee agreements related to the 2013 Revolving Credit Facility and 2011 Term Loan Facility were likewise terminated.

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

The loans under the Secured Credit Facilities will accrue interest at a rate equal to, at the company's option, (i) the base rate plus the applicable margin, or (b) the LIBOR rate (as defined and limited in the Secured Credit Facilities) plus the applicable margin. The base rate is the greatest of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the federal funds rate plus 0.5%, and (iii) the LIBOR rate for one month interest plus 1.0% per annum. The applicable margin for the 2016 Revolving Credit Facility is determined based upon the amount available to be borrowed under the 2016 Revolving Credit Facility in excess of trade payables aged in excess of historical levels and book overdrafts and ranges between 1.0 to 1.5% for loans accruing interest at the base rate and 2.0 to 2.5% for loans accruing interest at the LIBOR rate. The applicable margin for the 2016 Term Loan is 7.22% for loans accruing interest at the LIBOR rate and 6.22% for loans accruing interest at the base rate. The interest rates have been increased by 1.0% pursuant to our amendment, as further described below. We also pay an unused line of credit fee in an amount between 0.25 and 0.375% on the unused capacity on the 2016 Revolving Credit Facility outstanding amount.

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

As of April 30, 2016, the company was not in compliance with the Secured Credit Facilities' minimum fixed charge coverage ratio or leverage ratio for the period. For the May 1, 2015 to April 30, 2016 covenant reference period, our fixed charge coverage ratio was 0.9 to 1 as compared with the covenant minimum of 1.0 to 1 and our leverage ratio was 2.28 to 1 as compared to the covenant minimum of 2.25 to 1. On August 5, 2016, we entered into a Waiver and second Amendment to Credit Agreement (the "Amendment"). Any covenant violation related to the fixed charge coverage ratio and leverage ratio existing during the period ending June 30, 2016 was waived by Wells Fargo as part of the Amendment. The Amendment waived the fixed charge coverage ratio and the leverage ratio until September 30, 2016. The company will be required to meet a minimum adjusted EBITDA amount that increases month to month starting at $0.5 million for the two month period ending June 30, 2016 and increasing monthly until it is $24.0 million for the period ending April 30, 2017 and each twelve month period ending each month after that. The Amendment also increased the interest rate applicable to the Revolver and Term loan by 1.0% effective May 31, 2016.

In accordance with ASC 470, Classification of Long-Term Debt Upon Violation of a Covenant as of the Balance Sheet Date, because the covenant violation would have given Wells Fargo the right to call the debt as of June 30, 2016 absent the Amendment, and because it is not probable that the company will be able to cure all events of default by complying with all of the covenants at future measurement dates within the next 12 months, we have classified the Secured Credit Facilities balance as "Current maturities of long-term debt" as of June 30, 2016.

Our long-term debt obligations were as follows:

	June 30,	December 31,
In thousands	2016	2015
2016 Revolving Credit Facility, various interest rates based on the Base rate, due March 10, 2021 ($10.4 million capacity and effective rate of 4.75% at June 30, 2016)	$27,515	N/A
2016 Term Loan Facility, various interest rates based on the Base rate plus the applicable margin (effective rate of 9.72% at June 30, 2016), due March 10, 2021	44,250	N/A
2013 Revolving Credit Facility ($60.6 million capacity), various interest rates based on the highest of (a) the Agent's prime rate, (b) the Federal Funds Rate plus 0.50% per annum, or (c) Eurodollar rate plus 1.00% per annum, plus a spread with is determined based on our total debt-to-EBITDA ratio then in effect, due August 16, 2016 (effective rate of 4.75% at December 31, 2015)	N/A	13,000
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.42% at December 31, 2015), due August 16, 2016	N/A	64,313
Less: unamortized discount and debt issuance costs	(2,029)	(208)
Total debt	69,736	77,105
Less current maturities	69,736	3,000
Total long-term debt	$—	$74,105

The carrying values and estimated fair values of our outstanding debt were as follows:

	June 30, 2016		December 31, 2015
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Debt	$69,736	$69,736	$77,105	$77,105

Based on the recent entry into the Secured Credit Facilities, carrying values estimate fair value. These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820, Fair Value Measurement, as they are based upon information obtained from third party banks.

Note F — Stock-Based Compensation

We recognized $1.6 million and $2.6 million of stock-based compensation expense during the six months ended June 30, 2016 and 2015, respectively. All stock-based awards granted during the six months ended June 30, 2016 were granted under the 2013 Omnibus Incentive Plan (2013 Plan) or as inducement awards.

Stock Options

Stock options granted under the 2013 Plan or as inducement awards become exercisable in 25% increments on the first four anniversaries of the grant date, and expire on the tenth anniversary of their grant date. Options are granted at an exercise price equal to the market value of the common stock on the grant date. Options granted prior to the 2013 Plan will remain outstanding in accordance with their respective terms.

The following table summarizes all stock option activity for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance as of December 31, 2015	4,602,746	8.74
Granted	120,371	2.85
Exercised	—	—
Forfeited	(300,332)	7.54
Vested options expired	(326,134)	18.47
Balance as of June 30, 2016	4,096,651	7.88	5.93
Exercisable as of June 30, 2016	2,551,045	10.02	3.27

As of June 30, 2016, there was $2.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.61 years.

Unvested Shares

Unvested shares granted under the 2013 Plan or as inducement awards vest in three equal increments on the first three anniversaries of their grant date. Unvested shares settle solely in common stock and are treated as equity.

The following table summarizes all unvested share activity for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2015	962,446	$6.57
Granted	690,508	2.71
Vested	(251,505)	7.70
Forfeited	(122,277)	7.66
Unvested shares outstanding at June 30, 2016	1,279,172	$4.16

As of June 30, 2016, there was $4.7 million of total unrecognized compensation cost related to unvested shares. This cost is expected to be recognized over a weighted average period of approximately 2.13 years.

Performance Stock Units

Performance stock units vest in a range between 0% to 100% based upon certain performance criteria in a three year period. At the end of the performance period, the number of shares paid will be based on our performance versus the target. Performance stock units settle solely in common stock and are treated as equity.

The following table summarizes all performance stock unit activity for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2015	701,384	$4.51
Granted	473,000	1.9
Settled	—	—
Forfeited	(197,647)	6.88
Performance stock units outstanding at June 30, 2016	976,737	$2.76

As of June 30, 2016, there was $1.5 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 2.66 years.

Phantom Stock Units

During the six months ended June 30, 2016, the Board approved grants of phantom stock units under the 2013 Plan. Units vest in 25% increments on the first four anniversaries of the grant date. Phantom stock units settle solely in cash and are treated as a liability.

The following table summarizes all phantom stock activity for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2015	—	$—
Granted	781,645	2.69
Exercised	—	—
Forfeited	—	—
Phantom stock units outstanding at June 30, 2016	781,645	$2.69

As of June 30, 2016, there was $1.2 million of total unrecognized compensation cost related to phantom stock. This cost is expected to be recognized over a weighted average period of approximately 3.79 years. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period.

Cash Performance Stock Units

During the six months ended June 30, 2016, the Board approved grants of cash performance stock units under the 2013 Plan. Cash performance stock units vest in a range between 0% to 100% based upon certain performance criteria measured at December 31, 2018. At the end of the performance period, the number of shares value paid will be based on our performance versus the target. Cash performance stock units settle solely in cash and are treated as a liability.

The following table summarizes all cash performance stock unit activity for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2015	—	$—
Granted	512,127	2.69
Settled	—	—
Forfeited	—	—
Cash performance stock units outstanding at June 30, 2016	512,127	$2.69

As of June 30, 2016, there was $0.8 million of total unrecognized compensation cost related to cash performance stock units. This cost is expected to be recognized over a weighted average period of approximately 2.63 years. Changes in our stock price and estimated level of performance will result in adjustments to compensation expense and the corresponding liability over the applicable service period.

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Interest cost	$1,951	$1,931	$3,901	$3,862
Expected return on plan assets	(2,061)	(2,159)	(4,122)	(4,319)
Recognized actuarial loss	596	1,557	1,193	3,114
Net periodic benefit cost	$486	$1,329	$972	$2,657

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

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2016 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million and $0.8 million in the three and six months ended June 30, 2016. In the event of a change of control, as defined in the plan document, the Restoration Pension Plan is required to be fully funded.

Note H - Income Taxes

Our three months ended June 30, 2016 income tax benefit of $2.8 million resulted in an effective income tax rate of 28.6%. Our six months ended June 30, 2016 income tax benefit of $5.5 million resulted in an effective income tax rate of 28.4%. We have historically, including for 2015, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the three and six months ended June 30, 2016 because we determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the three and six months ended June 30, 2016. The effective income tax benefit calculated for the three and six months ended June 30, 2016 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q earn out and foreign tax credit limitations on dividends paid from foreign subsidiaries.

Our three months ended June 30, 2015 income tax benefit of $1.9 million resulted in an effective income tax rate of 22.3%. Our six months ended June 30, 2015 income tax benefit of $2.0 million resulted in an effective income tax rate of 21.8%. Our effective tax rate was derived by estimating pretax income and income tax expense for the year ending December 31, 2015. Excluding the impact of the loss on sale and discrete items related to enacted state and local tax legislation, our effective tax rate for the three and six months ended June 30, 2015 would have been 46.4% and 47.8%, respectively. The effective income tax rate calculated for the three and six months ended June 30, 2015 excluding the impact of the loss on sale and discrete items related to enacted legislation differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q earn out and the addition of state income taxes.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2011. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2012.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at June 30, 2016 or December 31, 2015.

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

Reconciliations of basic and diluted EPS are as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2016	2015
Net loss
Loss from continuing operations	$(6,912)	$(6,690)
Income from discontinued operations	2,649	2,518
Net loss	$(4,263)	$(4,172)

Basic Earnings (Loss) per Common Share
Weighted-average common shares outstanding used in earnings (loss) per share computations	61,460	61,843

Basic earnings (loss) per common share
Continuing operations	$(0.11)	$(0.11)
Discontinued operations	0.04	0.04
Basic earnings (loss) per common share	$(0.07)	$(0.07)

Diluted Earnings (Loss) per Common Share
Shares used in diluted earnings per common share computations	61,460	61,843

Diluted earnings (loss) per common share
Continuing operations	$(0.11)	$(0.11)
Discontinued operations	0.04	0.04
Diluted earnings (loss) per common share	$(0.07)	$(0.07)

Computation of Shares Used in Earnings (Loss) Per Common Share
Weighted-average common shares outstanding	61,460	61,843
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	—
Shares used in diluted earnings (loss) per common share computations	61,460	61,843

4.2 million and 4.7 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2016 and 2015, respectively. 1.2 million and 0.9 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2016 and 2015, respectively.

.	Six Months Ended June 30,
In thousands, except per share amounts	2016	2015
Net loss
Loss from continuing operations	$(13,859)	$(7,094)
Income from discontinued operations	3,993	4,536
Net loss	$(9,866)	$(2,558)

Basic Earnings (Loss) per Common Share
Weighted-average common shares outstanding used in earnings (loss) per share computations	61,395	61,858

Basic earnings (loss) per common share
Continuing operations	$(0.23)	$(0.11)
Discontinued operations	0.07	0.07
Basic earnings (loss) per common share	$(0.16)	$(0.04)

Diluted Earnings (Loss) per Common Share
Shares used in diluted earnings per common share computations	61,395	61,858

Diluted earnings (loss) per common share
Continuing operations	$(0.23)	$(0.11)
Discontinued operations	0.07	0.07
Diluted earnings (loss) per common share	$(0.16)	$(0.04)

Computation of Shares Used in Earnings (Loss) Per Common Share
Weighted-average common shares outstanding	61,395	61,858
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	—
Shares used in diluted earnings (loss) per common share computations	61,395	61,858

4.3 million and 4.4 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2016 and 2015, respectively. 1.1 million and 0.8 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2016 and 2015, respectively.

Note J — Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Net loss	$(4,263)	$(4,172)	$(9,866)	$(2,558)

Other comprehensive income (loss):
Adjustment to pension liability	596	1,557	1,466	2,902
Tax expense	(239)	(623)	(586)	(1,161)
Adjustment to pension liability, net of tax	357	934	880	1,741
Foreign currency translation adjustment	(949)	1,386	(1,419)	(101)
Total other comprehensive income (loss)	(592)	2,320	(539)	1,640

Total comprehensive loss	$(4,855)	$(1,852)	$(10,405)	$(918)

Changes in accumulated other comprehensive loss by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2015	$(43,915)	$355	$(43,560)
Other comprehensive income (loss), net of tax, before reclassifications	—	(1,419)	(1,419)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	880	—	880
Net current period other comprehensive income (loss), net of tax	880	(1,419)	(539)
Balance at June 30, 2016	$(43,035)	$(1,064)	$(44,099)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2014	$(49,560)	$2,331	$(47,229)
Other comprehensive income (loss), net of tax, before reclassifications	—	(101)	(101)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,741	—	1,741
Net current period other comprehensive income (loss), net of tax	1,741	(101)	1,640
Balance at June 30, 2015	$(47,819)	$2,230	$(45,589)

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

Note L — Acquisition and Disposition

On March 4, 2016, we completed the acquisition of Aleutian Consulting, which now operates as Harte Hanks Consulting. The results of Harte Hanks Consulting Operations have been included in our financial statements since that date and are reported in continuing operations. The purchase price was $3.5 million in cash. The fair value of the identified tangible assets residual purchase price methodology used in the calculation to determine goodwill allocation relied on management's assumptions. These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by ASC 350, as they are unobservable.

On March 16, 2015, we completed the acquisition of 3Q Digital. The results of 3Q Digital’s operations have been included in our consolidated financial statements since that date and are reported in continuing operations. The initial purchase price was $30.2 million in cash. In addition, the purchase agreement includes a contingent consideration arrangement that requires us to pay the former owners of 3Q Digital an additional cash payment depending on achievement of certain revenue growth goals. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $35.0 million in cash in 2018.

The intangible assets include customer relationships, trade names and non-compete agreements.

The following table summarizes the consideration paid and the amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

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

In accordance with ASC 805-30-35, Business Combinations, Goodwill or gain from bargain purchase, including consideration transferred, we consider re-measurement of the contingent consideration at each reporting date until the contingency is resolved, with the changes in fair value recognized in earnings. We determined that a re-measurement was appropriate as of the end of the first quarter of 2016. As such, we determined that the contingent consideration fair value had decreased slightly, and recorded a $0.2 million adjustment to the present value of the liability during the first quarter of 2016. No additional adjustment was required during the three months ended June 30, 2016.

Significant assumptions were used in the fair value calculation of the contingent consideration, including (i) discount rate, (ii) weighted-average cost of capital, (iii) risk premium, and (iv) tax rate. These assumptions are considered Level 3 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures. A reconciliation of the beginning and ending accrued balances of the contingent consideration from the acquisition date to the period ended June 30, 2016 follows:

(in thousands)	Fair Value
Contingent consideration at acquisition date	$17,940
Accretion of interest	3,366
Adjustment to fair value	$(247)
Accrued earnout liability as of June 30, 2016	$21,059

The purchase price has been allocated based on the estimated fair values of assets described above and are subject to achievement of revenue goals.

On April 14, 2015, Harte Hanks sold its B2B research business. The B2B research business represented less than 5% of our total 2014 revenues. The related asset group does not meet the criteria to be classified as a component of an entity.

Note M — Discontinued Operations

On June 7, 2016, we announced that our Board of Directors had approved the exploration of strategic alternatives for our Trillium Software business. The decision was largely based on the prioritization of investments in support of optimizing our clients' customer journey across an omni-channel delivery platform, and the determination that the Trillium Software business is likely to be a better strategic fit and more valuable asset to other parties. We believe that a sale of the Trillium Software will allow the company to better focus on our core Customer Interaction businesses and moving towards growth.

Following the announcement, we began to actively market Trillium Software and expect to sell the business within one year. A divestiture of the historical reporting segment will have a major effect on our operations and financial results. In accordance with ASC 205, Discontinued Operations (as updated by ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) we recognized that we had met the criteria to classify Trillium Software as held for sale. As such, we have reclassified the financial results of Trillium Software as discontinued operations on the Consolidated Statements of Comprehensive Income for all periods presented. In addition, assets and liabilities of the Trillium Software reporting unit are presented as held for sale on the Consolidated Balance Sheets and its cash flows are presented as discontinued operations on the Consolidated Statements of Cash Flows.

The assets and liabilities held for sale at June 30, 2016 and December 31, 2015 were are follows:

	June 30,	December 31,
In thousands	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$3,206	$1,049
Accounts receivable, net	8,066	11,397
Prepaid expenses	1,844	1,640
Property, plant and equipment, net	6,293	5,777
Goodwill	149,273	149,273
Other current assets	271	265
Total current assets held for sale	$168,953	$169,401

LIABILITIES
Current liabilities
Accounts payable	$1,702	$1,774
Accrued payroll and related expenses	709	924
Deferred revenue and customer advances	19,954	21,186
Other current liabilities	1,332	978
Total current liabilities held for sale	$23,697	$24,862

The financial results of discontinued operations for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Revenue	$12,711	$13,170	$23,871	$25,028

Labor	5,202	5,005	10,503	10,516
Production and distribution	156	318	412	584
Advertising, selling, general and administrative	3,337	2,373	5,764	4,725
Depreciation and software amortization	589	456	1,101	913
Other, net	(385)	835	178	838
Income from discontinued operations before income taxes	3,812	4,183	5,913	7,452
Income tax expense	1,163	1,665	1,920	2,916
Net income from discontinued operations	$2,649	$2,518	$3,993	$4,536

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2016 earnings release issued on August 9, 2016. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Continuing Operations

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

We derive revenues from continuing operations by providing Customer Interaction services. Revenues from continuing operations represented approximately 90% of our total revenues for the three and six months ended June 30, 2016 and 2015, respectively.

General corporate expense consists primarily of pension, worker’s compensation expense, and litigation items related to employees of business operations we no longer own.

Discontinued operations

Trillium Software is a leading enterprise data quality solutions provider. Our data quality specialists help organizations achieve increased business from their data management initiatives and existing business-critical processes by providing enterprise data profiling and data cleansing software and services. Trillium Software offers industry-specific business solutions that help solve data problems experienced by financial services, banking, retail, healthcare, manufacturing, and risk professionals. Our full complement of technologies and services include global data profiling, data cleansing, enrichment and data linking for e-business, Big Data, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from Trillium Software are comprised primarily of perpetual software licenses, annual maintenance, and professional services, and represented approximately 10% of our total revenues for the three and six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, Trillium Software met the criteria for classification as held for sale. As such, Trillium Software revenues are classified as discontinued operations. See Note M, Discontinued Operations, in the Notes to Consolidated Financial Statements for further discussion.

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

Our principal operating expense items are labor, outsourced costs, and mail supply chain management.

Results of Continuing Operations

Operating results from continuing operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2016	2015	% Change	2016	2015	% Change
Revenues	$97,317	$109,175	(10.9)%	$196,880	$218,490	(9.9)%
Operating expenses	104,492	106,136	(1.5)%	213,088	215,709	(1.2)%
Operating income (loss) from continuing operations	$(7,175)	$3,039	(336.1)%	$(16,208)	$2,781	(682.8)%

Operating margin	(7.4)%	2.8%		(8.2)%	1.3%

Income (loss) from continuing operations before taxes	$(9,686)	$(8,613)	12.5%	$(19,365)	$(9,070)	113.5%

Diluted earnings (loss) per common share from continuing operations	$(0.11)	$(0.11)	0.0%	$(0.23)	$(0.11)	109.1%

2nd Quarter 2016 vs. 2nd Quarter 2015

Revenues

Revenues from continuing operations decreased $11.9 million, or 10.9%, in the second quarter of 2016 compared to the second quarter of 2015. These results reflect the impact of our financial services, healthcare and pharmaceuticals, and retail verticals decreasing $2.4 million, or 13.8%, $3.2 million, or 30.5%, and $3.9 million, or 13.7%, respectively. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. Our select markets vertical also decreased $2.3 million, or 18.9%, compared to the second quarter of 2015. Revenues from our automobile and consumer brands and technology verticals were flat compared to the second quarter of 2015.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of, and budgets available to specific clients.

Operating Expenses

Operating expenses from continuing operations were $104.5 million in the second quarter of 2016, compared to $106.1 million in the second quarter of 2015. Labor costs increased $5.5 million, or 9.6%, compared to the second quarter of 2015 primarily due to increased severance and non-recurring database development labor expense. General and administrative expense increased $0.5 million, or 4.9%, compared to the prior year. These increases were offset by a decrease in production and distribution of $7.7 million, or 21.8%, compared to the prior year quarter primarily due to a decrease in outsourced services and job production expense. Depreciation and intangible asset and software amortization expense were flat compared to the second quarter of 2015.

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

First Half 2016 vs. First Half 2015

Revenues

Revenues from continuing operations decreased $21.6 million, or 9.9%, in the first half of 2016 compared to the first half of 2015. These results reflect the impact of our technology, healthcare and pharmaceuticals, and retail verticals decreasing $3.5 million, or 7.0%, $5.9 million, or 26.8%, and $6.1 million, or 10.8%, respectively. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. Our financial services and select markets verticals also decreased $4.2 million, or 12.7%, and $2.4 million, or 11.2%, respectively in comparison to the first half of 2015. These decreases were slightly offset by an increase from our automobile and consumer brands vertical of $0.6 million, or 1.6%.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of, and budgets available to specific clients.

Operating Expenses

Overall operating expenses from continuing operations were $213.1 million in the first half of 2016, compared to $215.7 million in the first half of 2015. Labor costs increased $9.4 million, or 8.1%, compared to the second quarter of 2015 primarily due to increased severance and non-recurring database development labor expense. General and administrative expense increased $1.4 million, or 6.3%, compared to the prior year. Depreciation and intangible asset and software amortization expense increased $0.1 million, or 1.0%, compared to the second quarter of 2015. These increases were offset by a decrease in production and distribution of $13.5 million, or 19.0%, compared to the prior year quarter primarily due to a decrease in outsourced services and job production expense.

Trillium Software (Discontinued Operations)

In June 2016, we began to market Trillium Software and expect to sell the business within one year. As such, Trillium Software was repositioned as held for sale and we have reclassified the financial results of the Trillium Software reporting unit as discontinued operations on the Condensed Consolidated Statements of Comprehensive Income for all periods presented.

Trillium Software operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2016	2015	% Change	2016	2015	% Change
Revenues	$12,711	$13,170	(3.5)%	$23,871	$25,028	(4.6)%
Operating expenses	9,284	8,152	13.9%	17,780	16,738	6.2%
Operating income from discontinued operations	$3,427	$5,018	(31.7)%	$6,091	$8,290	(26.5)%

Operating margin	27.0%	38.1%		25.5%	33.1%

2nd Quarter 2016 vs. 2nd Quarter 2015

Revenues

Trillium Software revenues decreased $0.5 million, or 3.5%, in the second quarter of 2016 compared to the second quarter of 2015. These results reflect a decrease in non-recurring software license sales and a decline in maintenance and professional service fees. Software-as-a-Service revenues were flat compared to the second quarter of 2015.

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

First Half 2016 vs. First Half 2015

Revenues

Trillium Software revenues decreased $1.2 million, or 4.6%, in the first half of 2016 compared to the first half of 2015. These results reflect a decrease in non-recurring software license sales, a decline in maintenance and professional service fees, and a decrease in Software-as-a-Service revenues.

Interest Expense

2nd Quarter 2016 vs. 2nd Quarter 2015

Interest expense, net, increased $0.9 million in the second quarter of 2016 compared to the second quarter of 2015. This was due to a higher interest rate spread and an increased debt balance as a result of the 2016 Secured Credit Facilities, which replaced the 2011 Term Loan Facility and 2013 Revolving Credit Facility. See discussion of our credit facilities in the Liquidity and Capital Resources section for further information.

First Half 2016 vs. First Half 2015

Interest expense, net, increased $1.7 million in the first half of 2016 compared to the first half of 2015. This was due to a higher interest rate spread and an increased debt balance as a result of the 2016 Secured Credit Facilities, which replaced the 2011 Term Loan Facility and 2013 Revolving Credit Facility. See discussion of our credit facilities in the Liquidity and Capital Resources section for further information.

Other Income and Expense

2nd Quarter 2016 vs. 2nd Quarter 2015

Other expense, net, decreased $0.6 million in the second quarter of 2016 compared to second quarter of 2015. This is primarily the result of the impact of foreign currency translation.

First Half 2016 vs. First Half 2015

Other expense, net, decreased $0.9 million in the first half of 2016 compared to first half of 2015. This is primarily the result of the impact of foreign currency translation and an adjustment to decrease the fair value of the contingent consideration.

Income Taxes

2nd Quarter 2016 vs. 2nd Quarter 2015

Income tax benefit of $2.8 million in the second quarter of 2016 represents an increase in benefit of $0.9 million when compared to the second quarter of 2015. The increase in benefit is primarily due to the change in our operating performance. Our effective tax rate was 28.6% for the second quarter of 2016, decreasing from an adjusted rate of 46.4% for the second quarter of 2015. The 2015 adjusted rate excludes the impact of the loss on sale and discrete items related to enacted state and local tax legislation. We have historically, including for 2015, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended June 30, 2016 because we determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the three months ended June 30, 2016. The effective income tax benefit calculated for the second quarter of 2016 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q earnout and foreign tax credit limitations on dividends paid from foreign subsidiaries.

First Half 2016 vs. First Half 2015

Income tax benefit of $5.5 million in the first half of 2016 represents an increase in benefit of $3.5 million when compared to the first half of 2015. The increase in benefit is primarily due to the change in our operating performance. Our effective tax rate was 28.4% for the first half of 2016, decreasing from an adjusted rate of 47.8% for the first half of 2015. The 2015 adjusted rate excludes the impact of the loss on sale and discrete items related to enacted state and local tax legislation. We have historically, including for 2015, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the six months ended June 30, 2016 because we determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the six months ended June 30, 2016. The effective income tax benefit calculated for the first half of 2016 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q earnout and foreign tax credit limitations on dividends paid from foreign subsidiaries.

Income/Earnings (Loss) Per Share

2nd Quarter 2016 vs. 2nd Quarter 2015

We recorded net loss from continuing operations of $6.9 million and diluted loss per share from continuing operations of $0.11 in the second quarter of 2016. These results compare to net loss from continuing operations of $6.7 million and diluted loss per share from continuing operations of $0.11 per share in the second quarter of 2015. The decrease in income from continuing operations is primarily a result of a decrease in revenues and changes in other income and expense discussed above.

First Half 2016 vs. First Half 2015

We recorded net loss from continuing operations of $13.9 million and diluted loss per share from continuing operations of $0.23 in the first half of 2016. These results compare to net loss from continuing operations of $7.1 million and diluted earnings per share from continuing operations of $0.11 per share in the first half of 2015. The decrease in income from continuing operations is primarily a result of a decrease in revenues and changes in other income and expense discussed above.

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

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2016, cash and cash equivalents were $12.9 million, decreasing $3.7 million from cash and cash equivalents of $16.6 million at December 31, 2015. The decrease was a result of net cash provided by operating activities of $21.8 million, net cash used in investing activities of $10.9 million, net cash used in financing activities of $13.1 million, and the negative effect of exchange rate changes of $1.4 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $21.8 million, compared to $26.8 million for the six months ended June 30, 2015. The $5.0 million year-over-year decrease was primarily attributable to a net loss of $13.9 million and a $9.5 million decrease in loss on sale. The decrease was offset by a $8.3 million increase in working capital accounts and a $2.8 million increase in cash provided by discontinued operations.

Investing Activities

Net cash used in investing activities was $10.9 million for the six months ended June 30, 2016, compared to net cash used in investing activities of $30.4 million for the six months ended June 30, 2015. The $19.5 million variance is primarily the result of using cash of $29.9 million, net of cash acquired, for the acquisition of 3Q Digital in March of 2015, offset by the $3.5 million acquisition of Aleutian Consulting in March of 2016, a decrease in net cash provided from dispositions of $5.0 million, and an increase in capital expenditures of $1.5 million.

Financing Activities

Net cash used in financing activities was $13.1 million for the six months ended June 30, 2016, compared to $22.5 million for the six months ended June 30, 2015. The $9.3 million decrease is primarily due to $5.4 million decrease in dividend payments, $2.3 million decrease in treasury stock purchases, and $1.5 million decrease in borrowing cash flow. On March 10, 2016, the company made repayments of $77.3 million for the old credit facility, and had new borrowings of $78.8 million for the new credit facility.

Foreign Holdings of Cash

Foreign holdings of cash as of June 30, 2016 and 2015 were $7.7 million and $14.6 million, respectively. The company is subject to, and has accrued additional U.S. income taxes and foreign withholding taxes for repatriated cash.

Credit Facilities

On March 10, 2016, we entered into a secured credit facility with Wells Fargo Bank, N.A. as Administrative Agent (Wells Fargo), consisting of a maximum $65.0 million revolving credit facility (the 2016 Revolving Credit Facility) and a $45.0 million term loan facility (the 2016 Term Loan, and together with the 2016 Revolving Credit Facility, the Secured Credit Facilities). The Secured Credit Facilities are secured by substantially all of the company's assets and guaranteed by its material domestic subsidiaries. The Secured Credit Facilities will be used for general corporate purposes, and were used to replace, and repay remaining outstanding balances on, the company's (i) 2013 Revolving Credit Facility, and (ii) 2011 Term Loan Facility. The credit and guarantee agreements related to the 2013 Revolving Credit Facility and 2011 Term Loan Facility were likewise terminated.

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

The loans under the Secured Credit Facilities will accrue interest at a rate equal to, at the company's option, (i) the base rate plus the applicable margin, or (b) the LIBOR rate (as defined and limited in the Secured Credit Facilities) plus the applicable margin. The base rate is the greatest of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the federal funds rate plus 0.5%, and (iii) the LIBOR rate for one month interest plus 1.0% per annum. The applicable margin for the 2016 Revolving Credit Facility is determined based upon the amount available to be borrowed under the 2016 Revolving Credit Facility in excess of trade payables aged in excess of historical levels and book overdrafts and ranges between 1.0 to 1.5% for loans accruing interest at the base rate and 2.0 to 2.5% for loans accruing interest at the LIBOR rate. The applicable margin for the 2016 Term Loan is 7.22% for loans accruing interest at the LIBOR rate and 6.22% for loans accruing interest at the base rate. The interest rates have been increased by 1.0% pursuant to our amendment, as further described below. We also pay an unused line of credit fee in an amount between 0.25 and 0.375% on the unused capacity on the 2016 Revolving Credit Facility outstanding amount.

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

As of April 30, 2016, the company was not in compliance with the Secured Credit Facilities' minimum fixed charge coverage ratio or leverage ratio for the period. For the May 1, 2015 to April 30, 2016 covenant reference period, our fixed charge coverage ratio was 0.9 to 1 as compared with the covenant minimum of 1.0 to 1 and our leverage ratio was 2.15 to 1 as compared to the covenant minimum of 2.25 to 1. On August 5, 2016, we entered into a Waiver and second Amendment to Credit Agreement (the "Amendment"). Any covenant violation related to the fixed charge coverage ratio and the leverage ratio existing during the period ending June 30, 2016 was waived by Wells Fargo as part of the Amendment. The Amendment waived the fixed charge coverage ratio and the leverage ratio until September 30, 2016. The company will be required to meet a minimum adjusted EBITDA amount that increases month to month starting at $0.5 million for the two month period ending June 30, 2016 and increasing monthly until it is $24.0 million for the period ending April 30, 2017 and each twelve month period ending each month thereafter. The amendment also increased the interest rate applicable to the Revolver and Term loan by 1.0% effective May 31, 2016.

In accordance with ASC 470, Classification of Long-Term Debt Upon Violation of a Covenant as of the Balance Sheet Date, because the covenant violation would have given Wells Fargo the right to call the debt as of June 30, 2016 absent the Amendment, and because it is not probable that the company will be able to cure all events of default by complying with all of the covenants at future measurement dates within the next 12 months, we have classified the Secured Credit Facilities balance as "Current maturities of long-term debt" in the Financial Statements and Notes as of June 30, 2016.

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

As of June 30, 2016, we had $10.4 million of unused borrowing capacity under our 2016 Revolving Credit Facility and a cash balance of $12.9 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and the availability under the 2016 Revolving Credit Facility (subject to our ability to extend terms, negotiate new terms, or negotiate alternative methods of financing) will be sufficient to fund operations, anticipated capital expenditures, and payments of principal and interest on our borrowings. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate. A lasting economic recession in the U.S. and other economies could have a material adverse effect on our business, financial position, or operating results.

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

These estimates and assumptions are affected by management’s application of accounting policies. We consider the following to be our critical accounting policies, as described in detail in our 2015 Form 10-K:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Reserve for healthcare, workers’ compensation, automobile, and general liability insurance;

•	Goodwill and other intangible assets;

•	Income taxes;

•	Stock-based compensation;

•	Accounting for contingent considerations; and

•	Discontinued operations

As of June 30, 2016, in conjunction with the announcement on June 7, 2016 that our Board of Directors had approved the exploration of strategic alternatives for Trillium Software (as described in Note M, Discontinued Operations, in the Notes to Financial Statements), we recognized that we had met the criteria to classify the Trillium Software reporting unit as Held for Sale in accordance with ASC 205, Discontinued Operations (as updated by ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity). As such, we have reclassified the financial results of the Trillium Software reporting unit as discontinued operations on the Condensed Consolidated Statements of Comprehensive Income for all periods presented. In addition, assets and liabilities of the Trillium Software reporting unit are presented as held for sale on the Consolidated Balance Sheets and its cash flows are presented as discontinued on the Consolidated Statements of Cash Flows.

There have been no additional material changes to the critical accounting policies described above and in our 2015 Form 10-K.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on base rates (effective base rate of 4.75% at June 30, 2016). Our five-year 2016 Term Loan Facility has a maturity date of March 10, 2021.  At June 30, 2016, our debt balance related to the 2016 Term Loan Facility was $44.3 million. The five-year $65.0 million 2016 Revolving Credit Facility has a maturity date of March 10, 2021. At June 30, 2016, our debt balance related to the 2016 Revolving Credit Facility was $27.5 million.

Assuming the actual level of borrowings throughout the second quarter of 2016, and assuming a one percentage point change in the average interest rates, we estimate that our net income for the second quarter of 2016 would have changed by approximately $0.1 million. Due to our overall debt level and cash balance at June 30, 2016, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates. At this time we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, Australian Dollar, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income. Transactions such as these amounted to $0.7 million in pre-tax currency transaction gains in the second quarter of 2016. At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the second quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
April 1-30, 2016	38,237	$2.69	—	$11,437,538
May 1-31, 2016	—	$—	—	$11,437,538
June 1-30, 2016	315	$0.93	—	$11,437,538
Total	38,552	$2.68	—
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

(2)  During the second quarter of 2016, we did not purchase any shares of our common stock through our stock repurchase program that was publicly announced in August 2014. Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of June 30, 2016, we have repurchased 1,506,679 shares and spent $11.4 million under the 2014 stock repurchase program. Through June 30, 2016, we had repurchased a total of 67,887,989 shares at an average price of $18.10 per share under all current and previous repurchase programs.

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

HARTE HANKS, INC.

August 9, 2016	/s/ Karen A. Puckett
Date	Karen A. Puckett
President and Chief Executive Officer

August 9, 2016	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

August 9, 2016	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller