Form 10-Q
period 2016-09-30
HARTE HANKS INC
filed 2016-11-09
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 15, 2016 was 61,602,233 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended September 30, 2016

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

In thousands, except per share and share amounts	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$6,883	$16,564
Accounts receivable (less allowance for doubtful accounts of $1,489 at September 30, 2016 and $974 at December 31, 2015)	77,779	103,758
Inventory	1,021	963
Prepaid expenses	5,736	7,908
Prepaid taxes and income tax receivable	4,562	1,760
Other current assets	2,933	6,456
Current assets held for sale	169,022	169,401
Total current assets	267,936	306,810
Property, plant and equipment (less accumulated depreciation of $142,971 at September 30, 2016 and $145,137 at December 31, 2015)	25,908	28,136
Goodwill	73,179	69,699
Other intangible assets (less accumulated amortization of $1,266 at September 30, 2016 and $650 at December 31, 2015)	3,507	4,123
Other assets (including deferred income taxes of $5,603 at September 30, 2016 and $3,000 at December 31, 2015)	8,254	5,645
Total assets	$378,784	$414,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$61,153	$3,000
Accounts payable	38,124	36,513
Accrued payroll and related expenses	10,379	7,416
Deferred revenue and customer advances	6,367	6,240
Income taxes payable	1,299	1,246
Customer postage and program deposits	9,855	12,513
Other current liabilities	5,202	6,342
Current liabilities held for sale	22,846	24,862
Total current liabilities	155,225	98,132
Long-term debt	—	74,105
Pensions	53,725	55,491
Contingent consideration	21,760	20,277
Other long-term liabilities (including deferred income taxes of $21,993 at September 30, 2016 and $20,672 at December 31, 2015)	25,516	26,092
Total liabilities	256,226	274,097
Stockholders’ equity
Common stock, $1 par value, 250,000,000 shares authorized 120,430,981 shares issued at September 30, 2016 and 120,146,720 shares issued at December 31, 2015	120,431	120,147
Additional paid-in capital	351,011	353,050
Retained earnings	955,347	973,538
Less treasury stock, 58,830,094 shares at cost at September 30, 2016 and 58,879,742 shares at cost at December 31, 2015	(1,260,053)	(1,262,859)
Accumulated other comprehensive loss	(44,178)	(43,560)
Total stockholders’ equity	122,558	140,316
Total liabilities and stockholders’ equity	$378,784	$414,413
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,
In thousands, except per share amounts	2016	2015
Operating revenues	$97,425	$108,784
Operating expenses
Labor	59,970	60,474
Production and distribution	27,275	34,115
Advertising, selling, general and administrative	11,586	10,701
Impairment of goodwill	—	209,938
Depreciation, software and intangible asset amortization	3,166	3,196
Total operating expenses	101,997	318,424
Operating loss	(4,572)	(209,640)
Other (income) and expenses
Interest expense, net	704	1,292
Other, net	110	(2,190)
Total other (income) expenses	814	(898)
Loss from continuing operations before income taxes	(5,386)	(208,742)
Income tax benefit	(1,101)	(35,886)
Loss from continuing operations	$(4,285)	$(172,856)

Income from discontinued operations, net of income taxes	$1,244	$1,942

Net loss	$(3,041)	$(170,914)

Basic earnings (loss) per common share
Continuing operations	$(0.07)	$(2.80)
Discontinued operations	0.02	0.03
Basic earnings (loss) per common share	$(0.05)	$(2.77)

Weighted-average common shares outstanding	61,543	61,606

Diluted earnings (loss) per common share
Continuing operations	$(0.07)	$(2.80)
Discontinued operations	0.02	0.03
Diluted earnings (loss) per common share	$(0.05)	$(2.77)

Weighted-average common and common equivalent shares outstanding	61,543	61,606

Net loss	$(3,041)	$(170,914)

Declared dividends per share	$—	$0.09

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$358	$934
Foreign currency translation adjustments	(437)	(1,077)
Total other comprehensive income (loss), net of tax	(79)	(143)
Comprehensive loss	$(3,120)	$(171,057)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Nine Months Ended September 30,
In thousands, except per share amounts	2016	2015
Operating revenues	$294,305	$327,274
Operating expenses
Labor	185,938	177,057
Production and distribution	84,581	104,896
Advertising, selling, general and administrative	35,162	32,871
Impairment of goodwill	—	209,938
Depreciation, software and intangible asset amortization	9,403	9,371
Total operating expenses	315,084	534,133
Operating loss	(20,779)	(206,859)
Other (income) and expenses
Interest expense, net	2,399	3,362
Loss on sale	—	9,501
Other, net	(514)	(1,909)
Total other expenses	1,885	10,954
Loss from continuing operations before income taxes	(22,664)	(217,813)
Income tax benefit	(5,778)	(37,862)
Loss from continuing operations	$(16,886)	$(179,951)

Income from discontinued operations, net of tax	$3,980	$6,478

Net loss	$(12,906)	$(173,473)

Basic earnings (loss) per common share
Continuing operations	$(0.27)	$(2.91)
Discontinued operations	0.06	0.10
Basic earnings (loss) per common share	$(0.21)	$(2.81)

Weighted-average common shares outstanding	61,445	61,773

Diluted earnings (loss) per common share
Continuing operations	$(0.27)	$(2.91)
Discontinued operations	0.06	0.10
Diluted earnings (loss) per common share	$(0.21)	$(2.81)

Weighted-average common and common equivalent shares outstanding	61,445	61,773

Net loss	$(12,906)	$(173,473)

Declared dividends per share	$0.09	$0.26

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$1,238	$2,675
Foreign currency translation adjustments	(1,856)	(1,178)
Total other comprehensive income (loss), net of tax	(618)	1,497
Comprehensive loss	$(13,524)	$(171,976)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In thousands	2016	2015
Cash Flows from Operating Activities
Net loss	$(12,906)	$(173,473)
Less: income from discontinued operations, net of tax	(3,980)	(6,478)

Adjustments to reconcile net loss to net cash provided by operating activities
Loss on sale	—	9,501
Impairment of goodwill	—	209,938
Depreciation and software amortization	8,787	8,935
Intangible asset amortization	616	436
Stock-based compensation	2,373	5,130
Excess tax benefits from stock-based compensation	—	94
Net pension cost (payments)	297	(1,195)
Interest accretion on contingent consideration	1,730	1,599
Discount amortization	495	266
Deferred income taxes	(3,243)	(39,594)
Other, net	(219)	30
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	25,979	9,644
Increase in inventory	(58)	(10)
Decrease in prepaid expenses and other current assets	2,887	788
Increase in accounts payable	1,662	2,627
Decrease in other accrued expenses and liabilities	(2,667)	(6,713)
Other, net	—	236
Net cash provided by continuing operations	21,753	21,761
Net cash provided by discontinued operations	4,774	6,226
Net cash provided by operating activities	26,527	27,987

Cash Flows from Investing Activities	0
Acquisitions, net of cash acquired	(3,500)	(29,862)
Dispositions, net of cash transferred	—	4,974
Purchases of property, plant and equipment	(6,870)	(5,514)
Proceeds from sale of property, plant and equipment	280	715
Net cash used in investing activities within continuing operations	(10,090)	(29,687)
Net cash used in investing activities within discontinued operations	(2,431)	(2,421)
Net cash used in investing activities	(12,521)	(32,108)

Cash Flows from Financing Activities
Borrowings	160,570	7,000
Repayment of borrowings	(174,828)	(13,781)
Debt financing costs	(2,189)	—
Issuance of common stock	(229)	(981)
Purchase of treasury stock	—	(4,542)
Issuance of treasury stock	130	215
Dividends paid	(5,285)	(15,952)
Net cash used in financing activities of continuing operations	(21,831)	(28,041)

Effect of exchange rate changes on cash and cash equivalents	(1,856)	(1,178)
Net decrease in cash and cash equivalents	(9,681)	(33,340)
Cash and cash equivalents at beginning of period	16,564	53,331
Cash and cash equivalents at end of period	$6,883	$19,991

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity
(Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2014	$119,607	$346,239	$1,165,707	$(1,257,648)	$(47,229)	$326,676
Exercise of stock options and release of unvested shares	536	(325)	—	(1,114)	—	(903)
Net tax effect of stock options exercised and release of unvested shares	—	(1,805)	—	—	—	(1,805)
Stock-based compensation	—	5,130	—	—	—	5,130
Dividends paid ($0.26 per share)	—	—	(15,952)	—	—	(15,952)
Treasury stock issued	—	(77)	—	215	—	138
Purchase of treasury stock	—	—	—	(4,542)	—	(4,542)
Net loss	—	—	(173,473)	—	—	(173,473)
Other comprehensive income	—	—	—	—	1,497	1,497
Balance at September 30, 2015	$120,143	$349,162	$976,282	$(1,263,089)	$(45,732)	$136,766

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	$120,147	$353,050	$973,538	$(1,262,859)	$(43,560)	$140,316
Exercise of stock options and release of unvested shares	284	(284)	—	(229)	—	(229)
Net tax effect of stock options exercised and release of unvested shares	—	(1,091)	—	—	—	(1,091)
Stock-based compensation	—	2,241	—	—	—	2,241
Dividends paid ($0.085 per share)	—	—	(5,285)	—	—	(5,285)
Treasury stock issued	—	(2,905)	—	3,035	—	130
Net loss	—	—	(12,906)	—	—	(12,906)
Other comprehensive loss	—	—	—	—	(618)	(618)
Balance at September 30, 2016	$120,431	$351,011	$955,347	$(1,260,053)	$(44,178)	$122,558

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries
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

Interim Financial Information

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

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

In the event of a disposal of Trillium, debt under the Secured Credit Facilities is required to be repaid. In accordance with the provisions of ASC 205-20-45-6, Allocation of Interest to Discontinued Operations, we have reclassified interest expense for the Secured Credit Facilities to discontinued operations for all periods presented in the Condensed Consolidated Financial Statements.

Reclassifications

Certain amounts in the financial statements from the prior years have been reclassified to conform to the current year's presentation.

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

Operating Expense Presentation in Consolidated Statements of Comprehensive Loss

“Labor” in the Consolidated Statements of Comprehensive Loss includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. “Production and distribution” and “Advertising, selling, general and administrative” do not include labor, depreciation, or amortization.

Note B - Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2018 and for interim periods for fiscal years beginning after December 15, 2019. This change is required to be applied using a retrospective transition method to each period presented. Early adoption is permitted. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting, which requires entities with share-based payment awards to recognize all related excess tax benefits and tax deficiencies as income tax expenses or benefit in the income statement. This ASU is effective for interim and annual periods beginning after December 15, 2016. This change is required to be applied using a prospective transition method as of the beginning of the fiscal year that includes that period. Early adoption is permitted. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires all operating leases to be recorded on the balance sheet. The lessee will record a liability for its lease obligations (initially measured at the present value of the future lease payments not yet paid over the lease term, and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement). This ASU is effective for interim and annual periods beginning after December 15, 2018. This change is required to be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. Early adoption is permitted. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. This ASU is effective for interim and annual periods beginning after December 15, 2015. The adoption of this ASU did not have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. This change is required to be applied on retrospective basis, wherein the balance sheet of each individual period presented should be to reflect the period-specific effects of applying the new guidance. As a result, in conjunction with the closing of the 2016 Term Facility and 2016 Revolving Credit Facility, we recorded $2.2 million in unamortized debt discount and debt issuance costs as a reduction of the total debt balance. We also reclassified $0.2 million in unamortized debt issuance costs as a reduction of the debt balance as of December 31, 2015 that were previously included in Other Assets (see Note E, Long-Term Debt).

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

Note D — Goodwill

As of September 30, 2016 and December 31, 2015, we had goodwill of $73.2 million and $69.7 million, respectively.

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

On March 16, 2015, the company acquired the stock of 3Q Digital, Inc., a digital marketing agency. The company paid some consideration upon closing, with additional consideration payable upon the achievement of revenue performance goals over the three-year period following the closing. The company performed a valuation to determine the estimate of the total purchase consideration and to estimate values for the tangible and identifiable intangible assets. As a result of the calculation, we recorded $41.8 million of goodwill.

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

During the second quarter of 2016, as a result of continued revenue declines and a sustained decline in stock price/overall market capitalization, the company identified that a triggering event had occurred. In accordance with ASC 350, we determined that an interim Step One impairment test of Customer Interaction and Trillium Software goodwill was warranted. The fair value of each reporting unit was estimated using both the income approach and market approach models. For both the Customer Interaction and the Trillium Software reporting units we concluded from the analysis that fair value was estimated to be more than the carrying value, including goodwill. The company determined that no impairment was present for the goodwill balance with respect to the Customer Interaction or Trillium Software reporting units.

During the third quarter of 2015, as a result of a sustained decline in our market capitalization below our book value of equity and recent operating performance, the company determined that a triggering event had occurred. In accordance with ASC 350, we determined that an interim Step One impairment test of Customer Interaction and Trillium Software goodwill was warranted. The fair value of each reporting unit was estimated using both the income approach and market approach models. The fair value of our Customer Interaction reporting unit was estimated to be less than the carrying value, including goodwill. The fair value of our Trillium Software reporting unit was estimated to be more than the carrying value, including goodwill.

The company determined that the goodwill balance with respect to the Customer Interaction was impaired and Step Two testing on that reporting unit balance was deemed necessary.

Step Two of the goodwill test consists of performing a hypothetical purchase price allocation, under which the estimated fair value of the reporting unit is allocated to its tangible and intangible assets based on their estimated fair values, with any residual amount being assigned to goodwill. During the Step Two analysis, book value was estimated to approximate fair value for all working capital items, as well as a number of insignificant assets and liabilities. Intangible assets related to trade names, customer relationships, and non-compete agreements were identified and the fair value of these intangible assets was estimated. Based on the results of the impairment analysis performed in the third quarter of 2015, the company recorded a goodwill impairment of $209.9 million with respect to the Customer Interaction reporting unit. The goodwill impairment charge resulted in a $36.8 million tax benefit and a net income impact of $173.1 million.

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

We continuously monitor potential triggering events, including changes in the business climate in which we operate, attrition of key personnel, the current volatility in the capital markets, the company’s market capitalization compared to our book value, our recent operating performance, and financial projections. During the quarter ended September 30, 2016, we did not identify any triggering events that require testing for impairment. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges in the future.

The changes in the carrying amount of goodwill are as follows:

In thousands	Total
Balance at December 31, 2015	$218,972
Additions to goodwill	3,480
Transfers to current assets held for sale	(149,273)
Balance at September 30, 2016	$73,179

Goodwill to be disposed of in the event of a Trillium Software disposition was included in "Current assets held for sale" on the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015. Goodwill attributable to Trillium Software is disclosed in Note M, Discontinued Operations.

Note E — Long-Term Debt

On March 10, 2016, we entered into a secured credit facility with Wells Fargo Bank, N.A. as Administrative Agent, consisting of a maximum $65.0 million revolving credit facility (the 2016 Revolving Credit Facility) and a $45.0 million term loan facility (the 2016 Term Loan, and together with the 2016 Revolving Credit Facility, the Secured Credit Facilities). The Secured Credit Facilities are secured by substantially all our assets and guaranteed by its material domestic subsidiaries. The Secured Credit Facilities is used for general corporate purposes, and was also used to replace, and repay remaining outstanding balances on, the company's (i) 2013 Revolving Credit Facility, and (ii) 2011 Term Loan Facility. The credit and guarantee agreements related to the 2013 Revolving Credit Facility and 2011 Term Loan Facility were terminated upon repayment.

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

The loans under the Secured Credit Facilities accrue interest at a rate equal to, at our option, (i) the base rate plus the applicable margin, or (b) the LIBOR rate (as defined and limited in the Secured Credit Facilities) plus the applicable margin. The base rate is the greatest of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the federal funds rate plus 0.5%, and (iii) the LIBOR rate for one month interest plus 1.0% per annum. The applicable margin for the 2016 Revolving Credit Facility is determined based upon the amount available to be borrowed under the 2016 Revolving Credit Facility in excess of trade payables aged in excess of historical levels and book overdrafts and ranges between 1.0 to 1.5% for loans accruing interest at the base rate and 2.0 to 2.5% for loans accruing interest at the LIBOR rate. The applicable margin for the 2016 Term Loan is 7.22% for loans accruing interest at the LIBOR rate and 6.22% for loans accruing interest at the base rate. The interest rates have been increased by 1.0% pursuant to our amendment, as further described below. We also pay an unused line of credit fee in an amount between 0.25 and 0.375% on the unused capacity on the 2016 Revolving Credit Facility outstanding amount.

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

The Secured Credit Facilities also contain customary covenants restricting the company and its subsidiaries’ ability to create, incur, assume or become liable to indebtedness; create, incur or assume liens; consummate acquisitions; liquidate, dissolve, suspend, or cease subsidiaries or a substantial portion of the business; convey, sell, lease, license, assign, transfer, or dispose of assets; change the nature of business; make prepayments and amendments to other obligations and indebtedness; pay dividends and distributions and repurchase capital stock; modify accounting methods (other than as required by U.S. GAAP); make or acquire investments; enter into certain transactions with affiliates; use proceeds; issue equity interests; and amend, increase, fail to pay amounts due to, or terminate certain employee benefits, including a pension plan or multi-employer plan.

The Secured Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, and a change of control. If an event of default occurs, the administrative agent, at the direction of the lenders under the Secured Credit Facilities, will be entitled to take various actions, including the acceleration of all amounts due under the Secured Credit Facilities and all actions permitted to be taken by a secured creditor.

As of April 30, 2016, we were not in compliance with the Secured Credit Facilities' minimum fixed charge coverage ratio or leverage ratio for the period. For the May 1, 2015 to April 30, 2016 covenant reference period, our fixed charge coverage ratio was 0.9 to 1 as compared with the covenant minimum of 1.0 to 1 and our leverage ratio was 2.28 to 1 as compared to the covenant minimum of 2.25 to 1. On May 16,2016, this noncompliance was waived when we entered into an Amendment and Waiver to the Credit Agreement (the "First Amendment and Waiver"). The First Amendment and Waiver also amended the Secured Credit Facilities to provide that we may only make Restricted Payments (as defined therein) after January 1, 2017, provided the other payment conditions were satisfied.

As of June 30, 2016, we were not in compliance with the Secured Credit Facilities' minimum fixed charge coverage ratio or leverage ratio for the period. On August 5, 2016, we entered into a Waiver and Second Amendment to Credit Agreement (the "Second Amendment and Waiver"). Any covenant violation related to the fixed charge coverage ratio and leverage ratio existing during the period ending June 30, 2016 was waived by Wells Fargo as part of the Second Amendment and Waiver. The Second Amendment and Waiver waived the fixed charge coverage ratio and the leverage ratio until September 30, 2016. We were required to meet a minimum adjusted EBITDA amount that increases month to month starting at $0.5 million for the two month period ending June 30, 2016 and increasing monthly until it is $24.0 million for the period ending April 30,

2017 and each twelve month period ending each month after that. The Amendment also increased the interest rate applicable to the Revolver and Term loan by 1.0% effective May 31, 2016.

As of September 30, 2016, we were not in compliance with the Secured Credit Facilities' minimum fixed charge coverage ratio or leverage ratio for the period. For the September 30, 2016 covenant reference period, our fixed charge coverage ratio was 0.6 to 1 as compared with the covenant minimum of 1.1 to 1 and our leverage ratio was 2.40 to 1 as compared to the covenant minimum of 2.25 to 1. On November 8, 2016, we entered into a Waiver to Credit Agreement (the "Third Waiver") in which any covenant violation related to the fixed charge coverage ratio and leverage ratio existing during the period ending September 30, 2016 was waived.

We will be required to meet covenants established by the Secured Credit Facilities following the expiration of the waiver provided in the Third Waiver. In the event that we are not able to meet the required covenants, we intend to secure an additional waiver.

In accordance with ASC 470, Classification of Long-Term Debt Upon Violation of a Covenant as of the Balance Sheet Date, because the covenant violation would have given Wells Fargo the right to call the debt as of September 30, 2016 absent the Waiver, and because it is not probable that the company will be able to cure all events of default by complying with all of the covenants at future measurement dates within the next 12 months, we have classified the Secured Credit Facilities balance as "Current maturities of long-term debt" as of September 30, 2016.

In the event of a disposal of Trillium, debt under the Secured Credit Facilities is required to be repaid.

Our long-term debt obligations were as follows:

In thousands	September 30, 2016	December 31, 2015
2016 Revolving Credit Facility, various interest rates based on the Base rate, due March 10, 2021 ($7.9 million capacity and effective rate of 6.00% at September 30, 2016)	$19,929	N/A
2016 Term Loan Facility, various interest rates based on the Base rate plus the applicable margin (effective rate of 10.72% at September 30, 2016), due March 10, 2021	43,125	N/A
2013 Revolving Credit Facility ($60.6 million capacity), various interest rates based on the highest of (a) the Agent's prime rate, (b) the Federal Funds Rate plus 0.50% per annum, or (c) Eurodollar rate plus 1.00% per annum, plus a spread with is determined based on our total debt-to-EBITDA ratio then in effect, due August 16, 2016 (effective rate of 4.75% at December 31, 2015)	N/A	13,000
2011 Term Loan Facility, various interest rates based on LIBOR (effective rate of 2.42% at December 31, 2015), due August 16, 2016	N/A	64,313
Less: unamortized discount and debt issuance costs	(1,901)	(208)
Total debt	61,153	77,105
Less current maturities	61,153	3,000
Total long-term debt	$—	$74,105

The carrying values and estimated fair values of our outstanding debt were as follows:

	September 30, 2016		December 31, 2015
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$61,153	$61,153	$77,105	$77,105

Based on the recent entry into the Secured Credit Facilities, carrying values estimate fair value. These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820, as they are based upon information obtained from third party banks.

Note F — Stock-Based Compensation

We recognized $2.4 million and $5.1 million of stock-based compensation expense during the nine months ended September 30, 2016 and 2015, respectively. All stock-based awards granted during the nine months ended September 30, 2016 were granted under the 2013 Omnibus Incentive Plan (2013 Plan) or as inducement awards.

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

The following table summarizes all stock option activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term(Years)
Balance as of December 31, 2015	4,602,746	$8.74
Granted	150,371	2.61
Exercised	—	—
Forfeited	(342,533)	7.49
Vested options expired	(366,947)	17.73
Balance as of September 30, 2016	4,043,637	7.80	5.67
Exercisable as of September 30, 2016	2,784,573	$9.45	3.73

As of September 30, 2016, there was $1.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.45 years.

Unvested Shares

Unvested shares granted under the 2013 Plan or as inducement awards vest in three equal increments on the first three anniversaries of their grant date. Unvested shares settle solely in common stock and are treated as equity.

The following table summarizes all unvested share activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2015	962,446	$6.57
Granted	741,954	2.63
Vested	(355,061)	6.76
Forfeited	(138,360)	7.67
Unvested shares outstanding at September 30, 2016	1,210,979	$3.97

As of September 30, 2016, there was $4.1 million of total unrecognized compensation cost related to unvested shares. This cost is expected to be recognized over a weighted average period of approximately 1.92 years.

Performance Stock Units

Performance stock units granted under the 2013 plan or as inducement awards vest in a range between 0% to 100% based upon certain performance criteria in a three year period. At the end of the performance period, the number of shares paid will be based on our performance versus the target. Performance stock units settle solely in common stock and are treated as equity.

The following table summarizes all performance stock unit activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2015	701,384	$4.51
Granted	473,000	1.90
Settled	—	—
Forfeited	(197,647)	6.88
Performance stock units outstanding at September 30, 2016	976,737	$2.76

As of September 30, 2016, there was $1.5 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 2.41 years.

Phantom Stock Units

During the nine months ended September 30, 2016, the Board approved grants of phantom stock units under the 2013 Plan. Units vest in 25% increments on the first four anniversaries of the grant date. Phantom stock units settle solely in cash and are treated as a liability.

The following table summarizes all phantom stock activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2015	—	$—
Granted	781,645	2.69
Exercised	—	—
Forfeited	(57,617)	2.69
Phantom stock units outstanding at September 30, 2016	724,028	$2.69

As of September 30, 2016, there was $1.1 million of total unrecognized compensation cost related to phantom stock. This cost is expected to be recognized over a weighted average period of approximately 3.54 years. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period.

Cash Performance Stock Units

During the nine months ended September 30, 2016, the Board approved grants of cash performance stock units under the 2013 Plan. Cash performance stock units vest in a range between 0% to 100% based upon certain performance criteria measured at December 31, 2018. At the end of the performance period, the number of shares value paid will be based on our performance versus the target. Cash performance stock units settle solely in cash and are treated as a liability.

The following table summarizes all cash performance stock unit activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2015	—	$—
Granted	512,127	2.69
Settled	—	—
Forfeited	—	—
Cash performance stock units outstanding at September 30, 2016	512,127	$2.69

As of September 30, 2016, there was $0.8 million of total unrecognized compensation cost related to cash performance stock units. This cost is expected to be recognized over a weighted average period of approximately 2.38 years. Changes in our stock price and estimated level of performance will result in adjustments to compensation expense and the corresponding liability over the applicable service period.

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Interest cost	$1,950	$1,931	$5,851	$5,793
Expected return on plan assets	(2,061)	(2,159)	(6,183)	(6,478)
Recognized actuarial loss	596	1,556	1,789	4,671
Net periodic benefit cost	$485	$1,328	$1,457	$3,986

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

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million and $1.2 million in the three and nine months ended September 30, 2016.

Note H - Income Taxes

Our three months ended September 30, 2016 income tax benefit of $1.1 million resulted in an effective income tax rate of 20.4%. Our nine months ended September 30, 2016 income tax benefit of $5.8 million resulted in an effective income tax rate of 25.5%. We have historically, including for 2015, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the three and nine months ended September 30, 2016 because we determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the three and nine months ended September 30, 2016. The effective income tax benefit calculated for the three and nine months ended September 30, 2016 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

Our three months ended September 30, 2015 income tax benefit of $35.9 million resulted in an effective income tax rate of 17.2%. Our nine months ended September 30, 2015 income tax benefit of $37.9 million resulted in an effective income tax rate of 17.4%. The effective income tax rate for both of these periods reflects a $209.9 million goodwill impairment loss that resulted in a $36.8 million tax benefit. The 17.5% effective tax rate of this benefit is less than the federal statutory rate of 35.0%, primarily due to a portion of the goodwill impairment that was not deductible, partially offset by the impact of state income taxes. Our effective tax rate was derived by estimating pretax income and income tax expense for the year ending December 31, 2015. The effective income tax rate calculated for the three and nine months ended September 30, 2015 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2011. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2013.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Loss. We did not have a significant amount of interest or penalties accrued at September 30, 2016 or December 31, 2015.

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

Reconciliations of basic and diluted EPS are as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2016	2015
Net loss
Loss from continuing operations	$(4,285)	$(172,856)
Income from discontinued operations	1,244	1,942
Net loss	$(3,041)	$(170,914)

Basic Earnings (Loss) per Common Share
Weighted-average common shares outstanding used in earnings (loss) per share computations	61,543	61,606

Basic earnings (loss) per common share
Continuing operations	$(0.07)	$(2.80)
Discontinued operations	0.02	0.03
Basic earnings (loss) per common share	$(0.05)	$(2.77)

Diluted Earnings (Loss) per Common Share
Shares used in diluted earnings per common share computations	61,543	61,606

Diluted earnings (loss) per common share
Continuing operations	$(0.07)	$(2.80)
Discontinued operations	0.02	0.03
Diluted earnings (loss) per common share	$(0.05)	$(2.77)

Computation of Shares Used in Earnings (Loss) Per Common Share
Weighted-average common shares outstanding	61,543	61,606
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	—
Shares used in diluted earnings (loss) per common share computations	61,543	61,606

4.1 million and 4.5 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2016 and 2015, respectively. 1.3 million and 0.8 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2016 and 2015, respectively.

.	Nine Months Ended September 30,
In thousands, except per share amounts	2016	2015
Net loss
Loss from continuing operations	$(16,886)	$(179,951)
Income from discontinued operations	3,980	6,478
Net loss	$(12,906)	$(173,473)

Basic Earnings (Loss) per Common Share
Weighted-average common shares outstanding used in earnings (loss) per share computations	61,445	61,773

Basic earnings (loss) per common share
Continuing operations	$(0.27)	$(2.91)
Discontinued operations	0.06	0.10
Basic earnings (loss) per common share	$(0.21)	$(2.81)

Diluted Earnings (Loss) per Common Share
Shares used in diluted earnings per common share computations	61,445	61,773

Diluted earnings (loss) per common share
Continuing operations	$(0.27)	$(2.91)
Discontinued operations	0.06	0.10
Diluted earnings (loss) per common share	$(0.21)	$(2.81)

Computation of Shares Used in Earnings (Loss) Per Common Share
Weighted-average common shares outstanding	61,445	61,773
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	—
Shares used in diluted earnings (loss) per common share computations	61,445	61,773

4.2 million and 4.5 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2016 and 2015, respectively. 1.1 million and 0.8 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2016 and 2015, respectively.

Note J — Comprehensive Income

Comprehensive income for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Net loss	$(3,041)	$(170,914)	$(12,906)	$(173,473)

Other comprehensive income (loss):
Adjustment to pension liability	596	1,557	2,063	4,459
Tax expense	(238)	(623)	(825)	(1,784)
Adjustment to pension liability, net of tax	358	934	1,238	2,675
Foreign currency translation adjustment	(437)	(1,077)	(1,856)	(1,178)
Total other comprehensive loss	(79)	(143)	(618)	1,497

Total comprehensive loss	$(3,120)	$(171,057)	$(13,524)	$(171,976)

Changes in accumulated other comprehensive loss by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2015	$(43,915)	$355	$(43,560)
Other comprehensive income (loss), net of tax, before reclassifications	—	(1,856)	(1,856)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,238	—	1,238
Net current period other comprehensive income (loss), net of tax	1,238	(1,856)	(618)
Balance at September 30, 2016	$(42,677)	$(1,501)	$(44,178)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2014	$(49,560)	$2,331	$(47,229)
Other comprehensive income (loss), net of tax, before reclassifications	—	(1,178)	(1,178)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,675	—	2,675
Net current period other comprehensive income (loss), net of tax	2,675	(1,178)	1,497
Balance at September 30, 2015	$(46,885)	$1,153	$(45,732)

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

The fair value of the tangible net assets, identifiable intangible assets, and goodwill recognized on acquisition is $48.2 million. The acquired intangible assets, which are being amortized, are as follows: customer relationships of $4.3 million (amortized over seven years), trade names and trademarks of $0.3 million (amortized over two years) and non-compete agreements of $0.2 million (amortized over three years).

In accordance with ASC 805-30-35, Business Combinations, Goodwill or gain from bargain purchase, including consideration transferred, we consider re-measurement of the contingent consideration at each reporting date until the contingency is resolved, with the changes in fair value recognized in earnings. We determined that a re-measurement was appropriate as of the end of the first quarter of 2016. As such, we determined that the contingent consideration fair value had decreased slightly, and recorded a $0.2 million adjustment to the present value of the liability during the first quarter of 2016. No additional adjustment was required during the three months ended September 30, 2016.

Significant assumptions were used in the fair value calculation of the contingent consideration, including (i) discount rate, (ii) weighted-average cost of capital, (iii) risk premium, (iv) projected revenue, and (v) tax rate. These assumptions are considered Level 3 inputs under the fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures. A reconciliation of the beginning and ending accrued balances of the contingent consideration from the acquisition date to the period ended September 30, 2016 follows:

(in thousands)	Fair Value
Contingent consideration at acquisition date	$17,940
Accretion of interest	4,067
Adjustment to fair value	(247)
Accrued earnout liability as of September 30, 2016	$21,760

The purchase price has been allocated based on the estimated fair values of assets described above and are subject to achievement of revenue goals.

On April 14, 2015, Harte Hanks sold its B2B research business. The B2B research business represented less than 5% of our total 2014 revenues. The related asset group does not meet the criteria to be classified as a component of an entity.

Note M — Discontinued Operations

On June 7, 2016, we announced that our Board of Directors had approved the exploration of strategic alternatives for our Trillium Software business. The decision was largely based on the prioritization of investments in support of optimizing our clients' customer journey across an omni-channel delivery platform, and the determination that the Trillium Software business is likely to be a better strategic fit and more valuable asset to other parties. We believe that a sale of Trillium Software will allow us to better focus on our core Customer Interaction businesses and moving towards growth.

Following the announcement, we began to actively market Trillium Software and expect to sell the business within one year. A divestiture of the historical reporting segment will have a major effect on our operations and financial results. In accordance with ASC 205, Discontinued Operations (as updated by ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) we recognized that we had met the criteria to classify Trillium Software as held for sale. As such, we have reclassified the financial results of Trillium Software as discontinued operations on the Consolidated Statements of Comprehensive Loss for all periods presented. In addition, assets and liabilities of the Trillium Software reporting unit are presented as held for sale on the Consolidated Balance Sheets and its cash flows are presented as discontinued operations on the Consolidated Statements of Cash Flows.

The assets and liabilities held for sale at September 30, 2016 and December 31, 2015 were are follows:

	September 30,	December 31,
In thousands	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$1,333	$1,049
Accounts receivable, net	9,517	11,397
Prepaid expenses	1,883	1,640
Property, plant and equipment, net	6,564	5,777
Goodwill	149,273	149,273
Other current assets	452	265
Total current assets held for sale	$169,022	$169,401

LIABILITIES
Current liabilities
Accounts payable	$1,460	$1,774
Accrued payroll and related expenses	779	924
Deferred revenue and customer advances	19,658	21,186
Other current liabilities	949	978
Total current liabilities held for sale	$22,846	$24,862

The financial results of discontinued operations for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Revenue	$11,683	$13,184	$35,554	$38,212

Labor	4,413	5,678	14,916	16,194
Production and distribution	171	477	583	1,061
Advertising, selling, general and administrative	2,535	2,398	8,299	7,123
Depreciation and software amortization	576	428	1,677	1,341
Interest expense, net	1,784	—	3,870	—
Other, net	587	1,616	765	2,454
Income from discontinued operations before income taxes	1,617	2,587	5,444	10,039
Income tax expense	373	645	1,464	3,561
Net income from discontinued operations	$1,244	$1,942	$3,980	$6,478

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains “forward-looking statements” within the meaning of the federal securities laws.  All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in our other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives related thereto, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources, and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) expectations for and effects of acquired and disposed businesses and our ability to effect such acquisitions and dispositions, (8) our stock repurchase program, (9) expectations regarding legal proceedings and other contingent liabilities, and (10) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in the “Cautionary Note Regarding Forward-Looking Statements” in our third quarter 2016 earnings release issued on November 1, 2016. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, Inc. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements contained elsewhere in this report and our MD&A section, Financial Statements, and accompanying Notes to Condensed Consolidated Financial Statements in our 2015 Form 10-K. Our 2015 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

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

We derive revenues from continuing operations by providing Customer Interaction services. Revenues from continuing operations represented approximately 90% of our total revenues for the three and nine months ended September 30, 2016 and 2015, respectively. Our principal operating expense items are labor, outsources costs, and mail supply chain management.

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

Discontinued operations

Trillium Software is a leading enterprise data quality solutions provider. Trillium Software's data quality specialists help organizations achieve increased business from their data management initiatives and existing business-critical processes by providing enterprise data profiling and data cleansing software and services. Trillium Software offers industry-specific business solutions that help solve data problems experienced by financial services, banking, retail, healthcare, manufacturing, and risk professionals. Trillium Software's full complement of technologies and services include global data profiling, data cleansing, enrichment and data linking for e-business, Big Data, customer relationship management, data governance, enterprise resource planning, supply chain management, data warehouse, and other enterprise applications. Revenues from Trillium Software are comprised primarily of perpetual software licenses, annual maintenance, and professional services, and represented approximately 10% of our total revenues for the three and nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, Trillium Software met the criteria for classification as held for sale. As such, Trillium Software revenues are classified as discontinued operations. See Note M, Discontinued Operations, in the Notes to Consolidated Financial Statements for further discussion.

Results of Continuing Operations

Operating results from continuing operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2016	2015	% Change	2016	2015	% Change
Revenues	$97,425	$108,784	(10.4)%	$294,305	$327,274	(10.1)%
Operating expenses	101,997	318,424	(68.0)%	315,084	534,133	(41.0)%
Operating loss from continuing operations	$(4,572)	$(209,640)	(97.8)%	$(20,779)	$(206,859)	(90.0)%

Operating margin	(4.7)%	(192.7)%		(7.1)%	(63.2)%

Loss from continuing operations before taxes	$(5,386)	$(208,742)	(97.4)%	$(22,664)	$(217,813)	(89.6)%

Diluted loss per common share from continuing operations	$(0.07)	$(2.80)	(97.5)%	$(0.27)	$(2.91)	(90.7)%

Third Quarter 2016 vs. Third Quarter 2015

Revenues

Revenues from continuing operations decreased $11.4 million, or 10.4%, in the third quarter of 2016 compared to the third quarter of 2015. These results reflect the impact of our healthcare and pharmaceuticals, retail, and technology verticals decreasing $5.6 million, or 52.8%, $3.8 million, or 12.9%, and $1.5 million, or 5.9%, respectively. This is primarily due to lost clients and clients reducing their marketing spends. Our select markets vertical also decreased $1.3 million, or 12.5%, compared to the third quarter of 2015. These decreases were offset slightly by increases in our auto and consumer brands and financial services verticals of $0.6 million, or 3.5%, and $0.3 million, or 2.3%, respectively. These increases were generated by expansion of work from existing clients and the implementation of a new consumer brand client.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of, and budgets available to specific clients.

Operating Expenses

Operating expenses from continuing operations were $102.0 million in the third quarter of 2016, compared to $318.4 million in the third quarter of 2015. The decrease in operating expenses is the result of a goodwill impairment charge of $209.9 million recorded in the third quarter of 2015. Labor costs decreased $0.5 million, or 0.8%, compared to the third quarter of 2015 primarily due to expenses related to the Chief Executive Officer transition recognized in the third quarter of 2015. We incurred approximately $1.4 million of labor expense in the third quarter of 2016 related to severance costs from our expense reduction program and other compensation expense. General and administrative expense increased $0.9 million, or 8.3%, compared to the prior year primarily due to a $1.6 million settlement charge for a legal case. Production and distribution decreased $6.8 million, or 20.0%, compared to the prior year quarter primarily due to a decrease in outsourced services and mail supply chain expenses. Depreciation and intangible asset and software amortization expense were flat compared to the third quarter of 2015.

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

First Nine Months 2016 vs. First Nine Months 2015

Revenues

Revenues from continuing operations decreased $33.0 million, or 10.1%, in the first nine months of 2016 compared to the first nine months of 2015. These results reflect the impact of our healthcare and pharmaceuticals, retail, and technology verticals decreasing $11.5 million, or 35.2%, $9.5 million, or 11.1%, and $4.7 million, or 6.3%, respectively. This is primarily due to lost clients, clients reducing their marketing spends, and the sale of our B2B research business. Our financial services and select markets verticals also decreased $3.9 million, or 8.1%, and $4.6 million, or 14.0%, respectively in comparison to the first nine months of 2015. These decreases were slightly offset by an increase from our automobile and consumer brands vertical of $1.3 million, or 2.5%.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of, and budgets available to specific clients.

Operating Expenses

Overall operating expenses from continuing operations were $315.1 million in the first nine months of 2016, compared to $534.1 million in the first nine months of 2015. The decrease in operating expenses is the result of a goodwill impairment charge of $209.9 million recorded in the first nine months of 2015. Labor costs increased $8.9 million, or 5.0%, compared to the first nine months of 2015 primarily due to increased severance of $0.9 million and non-recurring database development labor expense. General and administrative expense increased $2.3 million, or 7.0%, compared to the prior year primarily due to an increase in legal settlements of $1.8 million. These increases were offset by a decrease in production and distribution of $20.3 million, or 19.4%, compared to the prior year quarter primarily due to a decrease in outsourced services and mail supple chain expense. Depreciation and intangible asset and software amortization expense were flat compared to the first nine months of 2015.

Trillium Software (Discontinued Operations)

In June 2016, we began to market Trillium Software and expect to sell the business within one year. As such, Trillium Software was repositioned as held for sale and we have reclassified the financial results of the Trillium Software reporting unit as discontinued operations on the Condensed Consolidated Statements of Comprehensive Loss for all periods presented.

Trillium Software operating results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2016	2015	% Change	2016	2015	% Change
Revenues	$11,683	$13,184	(11.4)%	$35,554	$38,212	(7.0)%
Operating expenses	7,695	8,981	(14.3)%	25,475	25,719	(0.9)%
Operating income from discontinued operations	$3,988	$4,203	(5.1)%	$10,079	$12,493	(19.3)%

Operating margin	34.1%	31.9%		28.3%	32.7%

Third Quarter 2016 vs. Third Quarter 2015

Revenues

Trillium Software revenues decreased $1.5 million, or 11.4%, in the third quarter of 2016 compared to the third quarter of 2015. These results reflect a decrease in non-recurring software license sales and a decline in maintenance and professional service fees. Software-as-a-Service revenues were flat compared to the third quarter of 2015.

Trillium Software’s largest cost component is software development, which is comprised primarily of labor.

First Nine Months 2016 vs. First Nine Months 2015

Revenues

Trillium Software revenues decreased $2.7 million, or 7.0%, in the first nine months of 2016 compared to the first nine months of 2015. These results reflect a decrease in non-recurring software license sales, a decline in maintenance and professional service fees, and a decrease in Software-as-a-Service revenues.

Interest Expense

Third Quarter 2016 vs. Third Quarter 2015

Interest expense, net, decreased $0.6 million in the third quarter of 2016 compared to the third quarter of 2015. This was due to the reclassification of interest expense for the Secured Credit Facilities to discontinued operations in accordance with ASC 205-20-45-6. Interest expense remaining in continuing operations for the third quarter of 2016 is primarily the accretion of interest for the 3Q Digital contingent consideration.

First Nine Months 2016 vs. First Nine Months 2015

Interest expense, net, decreased $1.0 million in the first nine months of 2016 compared to the first nine months of 2015. This was due to the reclassification of interest expense for the Secured Credit Facilities to discontinued operations in accordance with ASC 205-20-45-6. Interest expense remaining in continuing operations for the first nine months of 2016 is primarily the accretion of interest for the 3Q Digital contingent consideration.

Other Income and Expense

Third Quarter 2016 vs. Third Quarter 2015

Other expense, net, increased $2.3 million in the third quarter of 2016 compared to third quarter of 2015. This is primarily the result of the impact of foreign currency translation.

First Nine Months 2016 vs. First Nine Months 2015

Other expense, net, increased $1.4 million in the first nine months of 2016 compared to first nine months of 2015. This is primarily the result of the impact of foreign currency translation and an adjustment to decrease the fair value of the contingent consideration.

Income Taxes

Third Quarter 2016 vs. Third Quarter 2015

Income tax benefit of $1.1 million in the third quarter of 2016 represents a decrease in benefit of $34.8 million when compared to the third quarter of 2015. The decrease in benefit is primarily the result of the $209.9 million goodwill impairment charge recorded in the third quarter of 2015 that resulted in a $36.8 million tax benefit. Our effective tax rate was 20.4% for the third quarter of 2016, increasing from a rate of 17.2% for the third quarter of 2015. We have historically, including for 2015, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended September 30, 2016 because we determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the three months ended September 30, 2016. The effective income tax benefit calculated for the third quarter of 2016 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

First Nine Months 2016 vs. First Nine Months 2015

Income tax benefit of $5.8 million in the first nine months of 2016 represents a decrease in benefit of $32.1 million when compared to the first nine months of 2015. The decrease in benefit is primarily the result of the $209.9 million goodwill impairment charge recorded in the first nine months of 2015 that resulted in a $36.8 million tax benefit. Our effective tax rate was 25.5% for the first nine months of 2016, increasing from a rate of 17.4% for the first nine months of 2015. We have historically, including for 2015, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the nine months ended September 30, 2016 because we determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the nine months ended September 30, 2016. The effective income tax benefit calculated for the first nine months of 2016 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

Income/Earnings (Loss) Per Share

Third Quarter 2016 vs. Third Quarter 2015

We recorded net loss from continuing operations of $4.3 million and diluted loss per share from continuing operations of $0.07 in the third quarter of 2016. These results compare to net loss from continuing operations of $172.9 million and diluted loss per share from continuing operations of $2.80 per share in the third quarter of 2015. The increase in income from continuing operations is primarily the result of the $209.9 million goodwill impairment charge recorded in the third quarter of 2015.

First Nine Months 2016 vs. First Nine Months 2015

We recorded net loss from continuing operations of $16.9 million and diluted loss per share from continuing operations of $0.27 in the first nine months of 2016. These results compare to net loss from continuing operations of $180.0 million and diluted earnings per share from continuing operations of $2.91 per share in the first nine months of 2015. The decrease in income from continuing operations is primarily the result of the $209.9 million goodwill impairment charge recorded in the first nine months of 2015.

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

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2016, cash and cash equivalents were $6.9 million, decreasing $9.7 million from cash and cash equivalents of $16.6 million at December 31, 2015. The decrease was a result of net cash provided by operating activities of $26.5 million, net cash used in investing activities of $12.5 million, net cash used in financing activities of $21.8 million, and the negative effect of exchange rate changes of $1.9 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $26.5 million, compared to $28.0 million for the nine months ended September 30, 2015. The $1.5 million year-over-year decrease is the result of a net loss of $12.9 million, a decrease in stock-based compensation of $2.8 million, and is offset by an increase in cash provided by changes in working capital accounts of $21.2 million in the nine months ended September 30, 2016.

Investing Activities

Net cash used in investing activities was $12.5 million for the nine months ended September 30, 2016, compared to $32.1 million for the nine months ended September 30, 2015. Current year investing activities consisted primarily of capital expenditures of $6.9 million and the $3.5 million acquisition of Aleutian Consulting in March of 2016. This compares to prior year investing activities consisting of the acquisition of 3Q Digital in March of 2015 for $29.9 million, capital expenditures of $5.5 million, and the sale of our B2B research business for net proceeds of $5.0 million.

Financing Activities

Net cash used in financing activities was $21.8 million for the nine months ended September 30, 2016, compared to $28.0 million for the nine months ended September 30, 2015. The $6.2 million decrease is primarily due to the suspension of dividend payments and treasury stock repurchases following the commencement of the new credit facility. These decreases are offset by an increase of $9.7 million in net cash outflows related to borrowing activities.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of September 30, 2016 and 2015 were $4.0 million and $14.2 million, respectively. $1.3 million and $4.8 million of consolidated foreign holdings of cash were attributable to Trillium, and thus classified as held for sale as of September 30, 2016 and 2015, respectively. The company is subject to, and has accrued additional U.S. income taxes and foreign withholding taxes for repatriated cash.

Credit Facilities

On March 10, 2016, we entered into a secured credit facility with Wells Fargo Bank, N.A. as Administrative Agent, consisting of a maximum $65.0 million revolving credit facility (the 2016 Revolving Credit Facility) and a $45.0 million term loan facility (the 2016 Term Loan, and together with the 2016 Revolving Credit Facility, the Secured Credit Facilities). The Secured Credit Facilities are secured by substantially all our assets and guaranteed by its material domestic subsidiaries. The Secured Credit Facilities is used for general corporate purposes, and was also used to replace, and repay remaining outstanding balances on, the company's (i) 2013 Revolving Credit Facility, and (ii) 2011 Term Loan Facility. The credit and guarantee agreements related to the 2013 Revolving Credit Facility and 2011 Term Loan Facility were terminated upon repayment.

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

The loans under the Secured Credit Facilities accrue interest at a rate equal to, at our option, (i) the base rate plus the applicable margin, or (b) the LIBOR rate (as defined and limited in the Secured Credit Facilities) plus the applicable margin. The base rate is the greatest of (i) the prime lending rate as publicly announced from time to time by Wells Fargo, (ii) the federal funds rate plus 0.5%, and (iii) the LIBOR rate for one month interest plus 1.0% per annum. The applicable margin for the 2016 Revolving Credit Facility is determined based upon the amount available to be borrowed under the 2016 Revolving Credit Facility in excess of trade payables aged in excess of historical levels and book overdrafts and ranges between 1.0 to 1.5% for loans accruing interest at the base rate and 2.0 to 2.5% for loans accruing interest at the LIBOR rate. The applicable margin for the 2016 Term Loan is 7.22% for loans accruing interest at the LIBOR rate and 6.22% for loans accruing interest at the base rate. The interest rates have been increased by 1.0% pursuant to our amendment, as further described below. We also pay an unused line of credit fee in an amount between 0.25 and 0.375% on the unused capacity on the 2016 Revolving Credit Facility outstanding amount.

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

The Secured Credit Facilities also contain customary covenants restricting the company and its subsidiaries’ ability to create, incur, assume or become liable to indebtedness; create, incur or assume liens; consummate acquisitions; liquidate, dissolve, suspend, or cease subsidiaries or a substantial portion of the business; convey, sell, lease, license, assign, transfer, or dispose of assets; change the nature of business; make prepayments and amendments to other obligations and indebtedness; pay dividends and distributions and repurchase capital stock; modify accounting methods (other than as required by U.S. GAAP); make or acquire investments; enter into certain transactions with affiliates; use proceeds; issue equity interests; and amend, increase, fail to pay amounts due to, or terminate certain employee benefits, including a pension plan or multi-employer plan.

The Secured Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, and a change of control. If an event of default occurs, the administrative agent, at the direction of the lenders under the Secured Credit Facilities, will be entitled to take various actions, including the acceleration of all amounts due under the Secured Credit Facilities and all actions permitted to be taken by a secured creditor.

As of April 30, 2016, we were not in compliance with the Secured Credit Facilities' minimum fixed charge coverage ratio or leverage ratio for the period. For the May 1, 2015 to April 30, 2016 covenant reference period, our fixed charge coverage ratio was 0.9 to 1 as compared with the covenant minimum of 1.0 to 1 and our leverage ratio was 2.28 to 1 as compared to the covenant minimum of 2.25 to 1. On May 16,2016, this noncompliance was waived when we entered into an Amendment and Waiver to the Credit Agreement (the "First Amendment and Waiver"). The First Amendment and Waiver also amended the Secured Credit Facilities to provide that we may only make Restricted Payments (as defined therein) after January 1, 2017, provided the other payment conditions were satisfied.

As of June 30, 2016, we were not in compliance with the Secured Credit Facilities' minimum fixed charge coverage ratio or leverage ratio for the period. On August 5, 2016, we entered into a Waiver and Second Amendment to Credit Agreement (the "Second Amendment and Waiver"). Any covenant violation related to the fixed charge coverage ratio and leverage ratio existing during the period ending June 30, 2016 was waived by Wells Fargo as part of the Second Amendment and Waiver. The Second Amendment and Waiver waived the fixed charge coverage ratio and the leverage ratio until September 30, 2016. We were required to meet a minimum adjusted EBITDA amount that increases month to month starting at $0.5 million for the two month period ending June 30, 2016 and increasing monthly until it is $24.0 million for the period ending April 30, 2017 and each twelve month period ending each month after that. The Amendment also increased the interest rate applicable to the Revolver and Term loan by 1.0% effective May 31, 2016.

As of September 30, 2016, we were not in compliance with the Secured Credit Facilities' minimum fixed charge coverage ratio or leverage ratio for the period. For the September 30, 2016 covenant reference period, our fixed charge coverage ratio was 0.6 to 1 as compared with the covenant minimum of 1.1 to 1 and our leverage ratio was 2.40 to 1 as compared to the covenant minimum of 2.25 to 1. On November 8, 2016, we entered into a Waiver to Credit Agreement (the "Third Waiver") in which any covenant violation related to the fixed charge coverage ratio and leverage ratio existing during the period ending September 30, 2016 was waived.

We will be required to meet covenants established by the Secured Credit Facilities following the expiration of the waiver provided in the Third Waiver. In the event that we are not able to meet the required covenants, we intend to secure an additional waiver.

In accordance with ASC 470, Classification of Long-Term Debt Upon Violation of a Covenant as of the Balance Sheet Date, because the covenant violation would have given Wells Fargo the right to call the debt as of September 30, 2016 absent the Waiver, and because it is not probable that the company will be able to cure all events of default by complying with all of the covenants at future measurement dates within the next 12 months, we have classified the Secured Credit Facilities balance as "Current maturities of long-term debt" as of September 30, 2016.

In the event of a disposal of Trillium, debt under the Secured Credit Facilities is required to be repaid.

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

As of September 30, 2016, we had $7.9 million of unused borrowing capacity under our 2016 Revolving Credit Facility and a cash balance of $6.9 million. Based on our current operational plans, we believe that our cash on hand, cash provided by operating activities, and the availability under the 2016 Revolving Credit Facility (subject to our ability to extend terms, negotiate new terms, or negotiate alternative methods of financing) will be sufficient to fund operations, anticipated capital expenditures, and payments of principal and interest on our borrowings. Nevertheless, we cannot predict the impact on our business performance of the economic climate in the U.S. and other economies in which we operate. A lasting economic recession in the U.S. and other economies could have a material adverse effect on our business, financial position, or operating results.

Our ability to continue as a going concern is dependent on our ability to generate cash flow from operations or to obtain additional liquidity through borrowing or other arrangements. If the financial results anticipated from our cost reduction program involving both labor and selling, general and administrative expenses are not achieved, our current cash and equivalents and short-term securities may not be sufficient to meet our operating and capital requirements for at least the next twelve months without obtaining additional sources of liquidity which may not be available on favorable terms or at all. If we are unable to generate positive cash flow from operations or to obtain funds from additional sources, this could have a material adverse effect on our business and financial condition.

As discussed in Note M, Discontinued Operations, in the notes to the Condensed Consolidated Financial Statements, we are exploring strategic alternatives for our Trillium Software business, and proceeds from a potential sale are required to be used to repay debt under the Secured Credit Facilities. The process is ongoing, but there can be no guarantee that we will receive an offer with acceptable price or other terms, or will consummate such a transaction.

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

In conjunction with the announcement on June 7, 2016 that our Board of Directors had approved the exploration of strategic alternatives for Trillium Software (as described in Note M, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements), we recognized that we had met the criteria to classify the Trillium Software reporting unit as Held for Sale in accordance with ASC 205, Discontinued Operations (as updated by ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity). As such, we have reclassified the financial results of the Trillium Software reporting unit as discontinued operations on the Condensed Consolidated Statements of Comprehensive Loss for all periods presented. In addition, assets and liabilities of the Trillium Software reporting unit are presented as held for sale on the Consolidated Balance Sheets and its cash flows are presented as discontinued on the Consolidated Statements of Cash Flows.

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

We are exposed to market risk for changes in interest rates related to our credit facilities. Our earnings are affected by changes in short-term interest rates as a result of our credit facilities, which bear interest at variable rates based on base rates (effective base rate of 6.00% at September 30, 2016). Our five-year 2016 Term Loan Facility has a maturity date of March 10, 2021.  At September 30, 2016, our debt balance related to the 2016 Term Loan Facility was $43.1 million. The five-year $65.0 million 2016 Revolving Credit Facility has a maturity date of March 10, 2021. At September 30, 2016, our debt balance related to the 2016 Revolving Credit Facility was $19.9 million.

Assuming the actual level of borrowings throughout the third quarter of 2016, and assuming a one percentage point change in the average interest rates, we estimate that our net loss for the third quarter of 2016 would have changed by approximately $0.1 million. Due to our overall debt level and cash balance at September 30, 2016, anticipated cash flows from operations, and the various financial alternatives available to us should there be an adverse change in interest rates, we do not believe that we currently have significant exposure to market risks associated with changing interest rates. At this time we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, Australian Dollar, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Loss. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Loss. Transactions such as these amounted to $0.2 million in pre-tax currency transaction gains in the third quarter of 2016. At this time we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the third quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
July 1-31, 2016	7,172	$1.51	—	$11,437,538
August 1-31, 2016	517	$1.58	—	$11,437,538
September 1-30, 2016	21,019	$1.57	—	$11,437,538
Total	28,708	$1.55	—
(1)  Represents shares withheld to offset withholding taxes upon the vesting of unvested shares.

(2) In connection with entering into our Secured Credit Facilities, the Board announced that it did not anticipate purchasing any shares of our common stock through our stock repurchase program that was publicly announced in August 2014 for the foreseeable future. Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of September 30, 2016, we have repurchased 1,506,679 shares and spent $11.4 million under the 2014 stock repurchase program. Through September 30, 2016, we had repurchased a total of 67,887,989 shares at an average price of $18.10 per share under all current and previous repurchase programs.

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

Item 5.  Other Information

On November 8, 2016, we entered into a Waiver to Credit Agreement (the “Credit Agreement Waiver”) with Wells Fargo Bank, N.A., as Administrative Agent, which waived the following events of default under our Credit Agreement (the “Credit Agreement”), dated March 10, 2016, with Wells Fargo Bank, N.A., as Administrative Agent: our failure to have a fixed charge coverage ratio of at least 1.1 to 1, measured for the 12 month period ending on September 30, 2016, and (ii) our failure to have a leverage ratio less than or equal to 2.25 to 1 as of September 30, 2016.

The foregoing description of the Credit Agreement Waiver is subject to and qualified in its entirety by reference to the full text of the Credit Agreement Amendment which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

*10.1	Waiver to Credit Agreement dated November 8, 2016, with Wells Fargo Banks, N.A., as Administrative Agent.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document.

*Filed or furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE HANKS, INC.

November 9, 2016	/s/ Karen A. Puckett
Date	Karen A. Puckett
President and Chief Executive Officer

November 9, 2016	/s/ Douglas C. Shepard
Date	Douglas C. Shepard
Executive Vice President and
Chief Financial Officer

November 9, 2016	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller