Form 10-Q
period 2017-03-31
HARTE HANKS INC
filed 2017-08-17
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of June 30, 2017 was 61,975,778 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended March 31, 2017

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

In thousands, except per share and share amounts	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$43,642	$46,005
Accounts receivable (less allowance for doubtful accounts of $1,184 at March 31, 2017 and $1,028 at December 31, 2016)	77,892	88,813
Inventory	869	838
Prepaid expenses	7,179	5,944
Prepaid taxes and income tax receivable	—	2,895
Other current assets	3,579	4,934
Total current assets	133,161	149,429
Property, plant and equipment (less accumulated depreciation of $143,576 at March 31, 2017 and $141,388 at December 31, 2016)	22,111	23,924
Goodwill	34,510	34,510
Other intangible assets (less accumulated amortization of $1,676 at March 31, 2017 and $1,471 at December 31, 2016)	3,097	3,302
Other assets	2,841	2,272
Total assets	$195,720	$213,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39,542	$45,563
Accrued payroll and related expenses	10,059	9,990
Deferred revenue and customer advances	6,174	6,505
Income taxes payable	26,082	30,436
Customer postage and program deposits	7,505	7,985
Other current liabilities	4,113	4,188
Total current liabilities	93,475	104,667
Pensions	60,568	60,836
Contingent consideration	30,766	29,725
Deferred tax liabilities, net	10,824	11,044
Other long-term liabilities	3,910	4,509
Total liabilities	199,543	210,781
Stockholders’ (deficit) equity
Common stock, $1 par value, 250,000,000 shares authorized 120,474,745 shares issued at March 31, 2017 and 120,436,735 shares issued at December 31, 2016	120,475	120,437
Additional paid-in capital	350,080	350,245
Retained earnings	829,057	837,316
Less treasury stock, 58,729,813 shares at cost at March 31, 2017 and 58,791,630 shares at cost at December 31, 2016	(1,257,640)	(1,259,164)
Accumulated other comprehensive loss	(45,795)	(46,178)
Total stockholders’ (deficit) equity	(3,823)	2,656
Total liabilities and stockholders’ equity	$195,720	$213,437

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2017	2016
Operating revenues	$94,894	$99,563
Operating expenses
Labor	60,350	62,552
Production and distribution	26,878	29,879
Advertising, selling, general and administrative	11,060	12,643
Depreciation, software and intangible asset amortization	2,948	3,036
Total operating expenses	101,236	108,110
Operating loss	(6,342)	(8,547)
Other (income) and expenses
Interest expense, net	1,023	980
Other, net	1,497	(249)
Total other (income) expenses	2,520	731
Loss from continuing operations before income taxes	(8,862)	(9,278)
Income tax benefit	(1,476)	(2,578)
Loss from continuing operations	$(7,386)	$(6,700)

Income from discontinued operations, net of income taxes	$—	$1,097

Net loss	$(7,386)	$(5,603)

Basic earnings (loss) per common share
Continuing operations	$(0.12)	$(0.11)
Discontinued operations	—	0.02
Basic earnings (loss) per common share	$(0.12)	$(0.09)

Weighted-average common shares outstanding	61,686	61,331

Diluted earnings (loss) per common share
Continuing operations	$(0.12)	$(0.11)
Discontinued operations	—	0.02
Diluted earnings (loss) per common share	$(0.12)	$(0.09)

Weighted-average common and common equivalent shares outstanding	61,686	61,331

Net loss	$(7,386)	$(5,603)

Declared dividends per share	$—	$0.09

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$338	$522
Foreign currency translation adjustment	45	(470)
Total other comprehensive income (loss), net of tax	383	52
Comprehensive loss	$(7,003)	$(5,551)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In thousands	2017	2016
Cash flows from operating activities
Net loss	$(7,386)	$(5,603)
Adjustments to reconcile net loss to net cash provided by operating activities
Income from discontinued operations, net of tax	—	(1,097)
Depreciation and software amortization	2,743	2,831
Intangible asset amortization	205	205
Stock-based compensation	484	639
Net pension cost (payments)	295	100
Interest accretion on contingent consideration	1,041	328
Adjustments to fair value of contingent consideration	—	(247)
Discount amortization	—	208
Deferred income taxes	(445)	(675)
Loss on disposal of assets	199	—
Other, net	—	27
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	10,921	14,041
Increase in inventory	(31)	(159)
Decrease (increase) in prepaid expenses and other current assets	2,446	(920)
Decrease in accounts payable	(5,418)	(9,341)
Decrease in other accrued expenses and liabilities	(5,603)	(1,249)
Net cash (used in) provided by continuing operations	(549)	(912)
Net cash provided by discontinued operations	—	6,294
Net cash (used in) provided by operating activities	(549)	5,382

Cash flows from investing activities	0
Acquisitions, net of cash acquired	—	(3,500)
Purchases of property, plant and equipment	(1,715)	(3,809)
Proceeds from sale of property, plant and equipment	—	21
Net cash used in investing activities within continuing operations	(1,715)	(7,288)
Net cash used in investing activities within discontinued operations	—	(778)
Net cash used in investing activities	(1,715)	(8,066)

Cash flows from financing activities
Borrowings	—	81,008
Repayment of borrowings	—	(77,313)
Debt financing costs	—	(2,165)
Issuance of common stock	(15)	(81)
Issuance of treasury stock	—	40
Payment of capital leases	(129)	—
Dividends paid	—	(5,285)
Net cash used in financing activities of continuing operations	(144)	(3,796)

Effect of exchange rate changes on cash and cash equivalents	45	(470)
Net decrease in cash and cash equivalents	(2,363)	(6,950)
Cash and cash equivalents at beginning of period	46,005	16,564
Cash and cash equivalents at end of period	$43,642	$9,614

Supplemental disclosures
Cash paid for interest	$—	$1,053
Cash paid for income taxes, net of refunds	$799	$1,238
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$755	$324
New capital lease obligations	$58	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity
(Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	$120,147	$353,050	$973,538	$(1,262,859)	$(43,560)	$140,316
Exercise of stock options and release of unvested shares	118	(118)	—	(81)	—	(81)
Net tax effect of stock options exercised and release of unvested shares	—	(593)	—	—	—	(593)
Stock-based compensation	—	563	—	—	—	563
Dividends paid ($0.085 per share)	—	—	(5,285)	—	—	(5,285)
Treasury stock issued	—	(222)	—	262	—	40
Net loss	—	—	(5,603)	—	—	(5,603)
Other comprehensive income	—	—	—	—	52	52
Balance at March 31, 2016	$120,265	$352,680	$962,650	$(1,262,678)	$(43,508)	$129,409

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 31, 2016	$120,437	$350,245	$837,316	$(1,259,164)	$(46,178)	$2,656
Cumulative effect of accounting change	—	709	(873)	—	—	(164)
Exercise of stock options and release of unvested shares	38	(38)	—	(15)	—	(15)
Stock-based compensation	—	628	—	—	—	628
Treasury stock issued	—	(1,464)	—	1,539	—	75
Net loss	—	—	(7,386)	—	—	(7,386)
Other comprehensive loss	—	—	—	—	383	383
Balance at March 31, 2017	$120,475	$350,080	$829,057	$(1,257,640)	$(45,795)	$(3,823)

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

Interim Financial Information

The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

Discontinued Operations

As discussed in Note M, Discontinued Operations, we sold the assets of our Trillium reporting unit as of December 23, 2016. As such, the results of operations, financial position, and cash flows for Trillium are reported separately as discontinued operations for the three months ended March 31, 2016 presented in the Condensed Consolidated Financial Statements. Results of the remaining Harte Hanks business are reported as continuing operations.

Going Concern

Our recent operating and financial performance has caused us to closely review our ability to continue as a going concern. We have taken a number of actions to continue to support our operations and meet obligations in light of our recent financial performance and decreased cash flows.

On April 17, 2017, we entered into a new credit agreement with Texas Capital Bank, N.A. (the "Texas Capital Credit Facility"). The Texas Capital Credit Facility provides $20.0 million in borrowing capacity under a revolving credit line and has far more favorable covenant requirements than our prior credit facility. We believe that the liquidity provided by the Texas Capital Credit Facility is sufficient for our needs given the nature and performance of our operations.

On May 1, 2017, we entered into an agreement with 3Q Digital (the "3Q Agreement") which defers payment of a significant contingent liability that otherwise would have been due in 2018. Under the terms of the 3Q Digital purchase agreement, we are required to pay the former owners of 3Q Digital an additional sum contingent on achievement of certain revenue growth goals up to $35.0 million. The 3Q Agreement defers our obligation to pay the contingent consideration until April 1, 2019, or the sale of the 3Q Digital business, whichever is earlier.

We believe that in conjunction with our current liquidity position, the new credit facility, and the deferral of payment of the contingent consideration, there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for the 12 months following the issuance of these unaudited Condensed Consolidated Financial Statements.

We continue to take actions to return the business to profitability and improve our cash, liquidity, and financial position. We have implemented expense reductions actions, including downsizing our workforce and consolidating back-office and information technology functions. We also completed the closure of our Baltimore direct mail facility in the first quarter of 2017 in response to the declining demand for printed marketing materials. Continuing work from this facility has been transitioned to other facilities, allowing for higher utilization rates. We have started to see the favorable impact of these actions and intend to continue efforts to reduce expenses through the end of 2017.

In addition to the actions discussed above, we are taking steps to improve our operational and financial performance. We continue to work toward increasing operating efficiencies and have focused our investments on improving product offerings that we believe will drive revenue growth.

On April 18, 2017, we announced that as part of an initiative to enhance the company's strategic position and increase financial flexibility, the company would seek strategic alternatives for the 3Q Digital business. The liquidity from the potential sale of 3Q Digital will enhance our ability to invest in strategies to strengthen our core offerings.

Reclassifications

Certain amounts in the financial statements from the prior years have been reclassified to conform to the current year's presentation. This includes amounts related to discontinued operations, which have been reclassified for comparative purposes for the three months ended March 31, 2016. In addition, the retrospective adoption of ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, resulted in the reclassification of pension expense previously recorded in Labor as of March 31, 2016 to Other, net in the Condensed Consolidated Statements of Comprehensive Income.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes could differ from those estimates and assumptions. Such estimates include, but are not limited to, estimates related to pension accounting; fair value for purposes of assessing goodwill, long-lived assets, and intangible assets for impairment; income taxes; stock-based compensation; and contingencies. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.

Inventories

Our inventories consist primarily of print material and operating supplies. Inventory is stated at the lower of cost using the first-in, first-out method, or market.

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

Note B - Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarified guidance on applying modification accounting to changes in the terms or conditions of a share-base payment award. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. This change is required to be applied prospectively to an award modified on or after the adoption date. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to present the service cost component of net benefit cost with the other current compensation costs. All other components of net benefit cost are to be reported outside of operating income. This ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. This change is required to be applied using a retrospective transition method for each period presented. We adopted the update as of the first quarter of 2017. As a result of the adoption of this ASU, we reclassified $0.5 million of pension expense recorded in Labor in the first quarter of 2016 to Other, net in the Condensed Consolidated Statements of Comprehensive Income.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge in the amount that the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted this standard in January 2017, and will apply it as necessary in our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. This change is required to be applied using a retrospective transition method to each period presented. Early adoption is permitted. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting, which requires entities with share-based payment awards to recognize all related excess tax benefits and tax deficiencies as income tax expenses or benefit in the income statement. This ASU is effective for interim and annual periods beginning after December 15, 2016. We have adopted the update as of the first quarter of 2017. As a result of the adoption of this ASU, excess tax benefits or deficiencies will now be reflected in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a component of income taxes, whereas they previously would be recognized in equity. Excess tax benefits will be recognized in the Consolidated Statement of Cash Flow as an operating activity, with the prior periods adjusted accordingly. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The ASU was adopted on a modified retrospective basis and no prior periods were restated as a result of the change in accounting policy.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires all operating leases to be recorded on the balance sheet. The lessee will record a liability for its lease obligations (initially measured at the present value of the future lease payments not yet paid over the lease term, and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement). This ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This change is required to be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB delayed the effective date of the new revenue standard by one year. The new effective date is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted beginning January 1, 2017. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note C - Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels:

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
Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable, and trade payables. Our calculation of the acquisition related contingent consideration accounted for at fair value on a recurring basis is disclosed in Note L, Acquisition and Disposition.

Note D — Goodwill and Other Intangible Assets

Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired.

We perform our annual goodwill impairment assessment as of November 30th of each year.

We continuously monitor potential triggering events, including changes in the business climate in which we operate, attrition of key personnel, the current volatility in the capital markets, the company’s market capitalization compared to our book value, our recent operating performance, and financial projections. During the quarter ended March 31, 2017, we did not identify any triggering events that require testing for impairment. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges in the future.

The changes in the carrying amount of goodwill are as follows:

In thousands	Total
Balance at December 31, 2016	$34,510
Additions to goodwill	—
Impairment	—
Balance at March 31, 2017	$34,510

Other intangible assets with definite lives relate to contact databases, client relationships, and non-compete agreements. They are amortized on a straight-line basis over their respective estimated useful lives, typically a 2 to 10-year period. Other intangible assets are reviewed for impairment when events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.

The changes in the carrying amount of other intangible assets with definite lives are as follows:

In thousands	Total
Balance at December 31, 2016	$3,302
Amortization	(205)
Balance at March 31, 2017	$3,097

Note E — Long-Term Debt

As of March 31, 2017 and December 31, 2016, we did not have any debt outstanding.

Credit Facilities

On March 10, 2016, we entered into a secured credit facility with Wells Fargo Bank, N.A. as Administrative Agent, consisting of a maximum $65.0 million revolving credit facility and a $45.0 million term loan facility (together the "2016 Secured Credit Facility"). The 2016 Secured Credit Facility was secured by substantially all of our assets and material domestic subsidiaries. The 2016 Secured Credit Facility was used for general corporate purposes, and to replace, and repay outstanding borrowings.

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

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A., that provides a $20 million revolving credit facility (the "Texas Capital Credit Facility") and letters of credit issued by Texas Capital Bank up to $5.0 million. The Texas Capital Credit Facility will be used for general corporate purposes. The Texas Capital Credit Facility is secured by substantially all of the company's assets and its material domestic subsidiaries. The Texas Capital Credit Facility is secured by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).

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

At March 31, 2017, we had letters of credit in the amount of $4.1 million backed by cash collateral. No amounts were drawn against these letters of credit at March 31, 2017. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability, and to offset liability relating to leasehold obligations.

Note F — Stock-Based Compensation

We maintain stock incentive plans for the benefit of certain officers, directors, and employees, including the 2013 Omnibus Incentive Plan (the "2013 Plan"). Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Income (Loss). We recognized $0.5 million and $0.6 million of stock-based compensation expense during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, the company did not issue any grants of stock-based awards.

Stock Options

Stock options become exercisable in 25% increments on the first four anniversaries of the grant date, and expire on the tenth anniversary of their grant date. Options are granted at an exercise price equal to the market value of the common stock at the market close on the day prior to the grant. Options granted prior to the 2013 Plan will remain outstanding in accordance with their respective terms.

The following table summarizes all stock option activity for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term(Years)
Balance as of December 31, 2016	3,705,893	$7.72
Granted	—	—
Exercised	—	—
Forfeited	(21,247)	6.77
Vested options expired	(688,723)	11.57
Balance as of March 31, 2017	2,995,923	6.85	5.48

Vested and expected to vest as of March 31, 2017	2,995,923	$6.85	5.48

Exercisable as of March 31, 2017	2,069,688	$8.50	3.42

As of March 31, 2017, there was $1.0 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.18 years.

Unvested Shares

Unvested shares vest in three equal increments on the first three anniversaries of their grant date. Unvested shares settle solely in common stock and are treated as equity.

The following table summarizes all unvested share activity for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2016	945,252	$3.76
Granted	—	—
Vested	(62,571)	5.59
Forfeited	(8,076)	6.04
Unvested shares outstanding at March 31, 2017	874,605	$3.61

As of March 31, 2017, there was $2.0 million of total unrecognized compensation cost related to unvested shares. This cost is expected to be recognized over a weighted average period of approximately 1.65 years.

Performance Stock Units

Performance stock units vest in a range between 0% to 100% based upon certain performance criteria in a three-year period. At the end of the performance period, the number of shares paid will be based on our performance versus the target. Performance stock units settle solely in common stock and are treated as equity.

The following table summarizes all performance stock unit activity for the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2016	844,315	$2.56
Granted	—	—
Settled	—	—
Forfeited	(43,166)	6.96
Performance stock units outstanding at March 31, 2017	801,149	$2.32

As of March 31, 2017, there was $0.9 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 1.91 years.

Phantom Stock Units

Phantom stock units vest in 25% increments on the first four anniversaries of the grant date. Phantom stock units settle solely in cash and are treated as a liability.

The following table summarizes all phantom stock activity for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2016	531,820	$2.69
Granted	—	—
Exercised	—	—
Forfeited	(31,596)	2.69
Phantom stock units outstanding at March 31, 2017	500,224	$2.69

As of March 31, 2017, there was $0.5 million of total unrecognized compensation cost related to phantom stock. This cost is expected to be recognized over a weighted average period of approximately 3.04 years. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period.

Cash Performance Stock Units

Cash performance stock units vest in a range between 0% to 100% based upon certain performance criteria measured over a three-year period. At the end of the performance period, the number of shares settled in cash will be based on our performance versus the target. Cash performance stock units settle solely in cash and are treated as a liability.

The following table summarizes all cash performance stock unit activity for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2016	444,005	$2.69
Granted	—	—
Settled	—	—
Forfeited	—	—
Cash performance stock units outstanding at March 31, 2017	444,005	$2.69

As of March 31, 2017, we did not expect any of our cash performance stock units to vest due to financial performance. As such, we do not expect to recognize any compensation cost related to cash performance stock units. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period. Expense is also adjusted up or down based on the current estimate of future performance against the established performance goals.

Note G — Components of Net Periodic Benefit Cost

Prior to January 1, 1999, we maintained a defined benefit pension plan for which most of our employees were eligible (the "Qualified Pension Plan"). We elected to freeze benefits under the Qualified Pension Plan as of December 31, 1998.

In 1994, we adopted a non-qualified, unfunded, supplemental pension plan (the "Restoration Pension Plan") covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from our Qualified Pension Plan were it not for limitations imposed by income tax regulation. The Restoration Pension Plan was intended to provide benefits equivalent to our Qualified Pension Plan as if such plan had not been frozen. We elected to freeze benefits under the Restoration Pension Plan as of April 1, 2014.

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2017	2016
Interest cost	$1,837	$1,950
Expected return on plan assets	(1,832)	(2,061)
Recognized actuarial loss	688	597
Net periodic benefit cost	$693	$486

We are not required to make, and do not intend to make, any contributions to our Qualified Pension Plan in 2017. Based on current estimates we will not be required to make any contributions to our Qualified Pension Plan until the 2018 plan year.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million in the three months ended March 31, 2017.

Note H - Income Taxes

Our three months ended March 31, 2017 income tax benefit of $1.5 million resulted in an effective income tax rate of 16.7%. The effective income tax benefit calculated for the three months ended March 31, 2017 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

We have calculated the provision for income taxes for the three months ended March 31, 2017 by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period.

Our three months ended March 31, 2016 income tax benefit of $2.6 million resulted in an effective income tax rate of 27.8%. The effective income tax rate calculated for the three months ended March 31, 2016 differs from the federal statutory rate of 35.0%, primarily due to foreign tax credit limitations on dividends paid from foreign subsidiaries.

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

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Loss. We did not have a significant amount of interest or penalties accrued at March 31, 2017 or December 31, 2016.

Note I - Earnings Per Share

In periods in which the company has net income from continuing operations, the company is required to calculate earnings per share using the two-class method. The two-class method is required because the company's unvested shares are considered participating securities. Participating securities have the right to receive dividends should the company declare dividends on its common stock. Under the two-class method, undistributed and distributed earnings are allocated on a pro-rata basis to the common and restricted stockholders. The weighted-average number of common and restricted shares outstanding during the period is then used to calculate earnings per share ("EPS") for each class of shares.

In periods in which the company has a net loss from continuing operations, basic loss per share is calculated using the treasury stock method. The treasury stock method is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the calculation would be anti-dilutive.

Reconciliations of basic and diluted EPS are as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2017	2016
Net Loss
Loss from continuing operations	$(7,386)	$(6,700)
Income from discontinued operations	—	1,097
Net loss	$(7,386)	$(5,603)

Basic Earnings (Loss) per Common Share
Weighted-average common shares outstanding	61,686	61,331
Basic earnings (loss) per common share
Continuing operations	$(0.12)	$(0.11)
Discontinued operations	—	0.02
Basic earnings (loss) per common share	$(0.12)	$(0.09)

Diluted Earnings (Loss) per Common Share
Weighted-average common and common equivalent shares outstanding	61,686	61,331
Diluted earnings (loss) per common share
Continuing operations	$(0.12)	$(0.11)
Discontinued operations	—	0.02
Diluted earnings (loss) per common share	$(0.12)	$(0.09)

Computation of Shares Used in Earnings (Loss) Per Common Share
Weighted-average common shares outstanding	61,686	61,331
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	—
Shares used in diluted earnings (loss) per common share computations	61,686	61,331

3.6 million and 4.4 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2017 and 2016, respectively. 0.9 million and 0.9 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2017 and 2016, respectively.

Note J — Comprehensive Income

Comprehensive income for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Three Months Ended March 31,
In thousands	2017	2016
Net loss	$(7,386)	$(5,603)

Other comprehensive income (loss):
Adjustment to pension liability	563	870
Tax expense	(225)	(348)
Adjustment to pension liability, net of tax	338	522
Foreign currency translation adjustment	45	(470)
Total other comprehensive loss	383	52

Total comprehensive loss	$(7,003)	$(5,551)

Changes in accumulated other comprehensive loss by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(46,977)	$799	$(46,178)
Other comprehensive income (loss), net of tax, before reclassifications	—	45	45
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	338	—	338
Net current period other comprehensive income (loss), net of tax	338	45	383
Balance at March 31, 2017	$(46,639)	$844	$(45,795)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2015	$(43,915)	$355	$(43,560)
Other comprehensive income (loss), net of tax, before reclassifications	—	(470)	(470)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	522	—	522
Net current period other comprehensive income (loss), net of tax	522	(470)	52
Balance at March 31, 2016	$(43,393)	$(115)	$(43,508)

Reclassification amounts related to the defined pension plans are included in the computation of net periodic pension benefit cost (see Note G, Components of Net Periodic Pension Benefit Cost).

Note K — Litigation Contingencies

In the normal course of our business, we are obligated under some agreements to indemnify our clients as a result of claims that we infringe on the proprietary rights of third parties. The terms and duration of these commitments vary and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments is not reasonably estimable. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our financial statements.

We are also subject to various claims and legal proceedings in the course of conducting our businesses and, from time to time, we may become involved in additional claims and lawsuits incidental to our businesses. We routinely assess the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses; to the extent losses are reasonably estimable. Accruals are recorded for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonable estimable.

In the opinion of management, appropriate and adequate accruals for legal matters have been made, and management believes that the probability of a material loss beyond the amounts accrued is remote. Nevertheless, we cannot predict the impact of future developments affecting our pending or future claims and lawsuits. We expense legal costs as incurred, and all recorded legal liabilities are adjusted as required as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints.

Note L — Acquisition and Disposition

On March 4, 2016, we completed the acquisition of Aleutian Consulting, which has been integrated with continuing operations. The results of Aleutian Consulting operations have been included in our financial statements since that date and are reported in continuing operations. The purchase price was $3.5 million in cash. The fair value of the identified tangible assets residual purchase price methodology used in the calculation to determine goodwill allocation relied on management's assumptions. These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by ASC 820, as they are unobservable.

The purchase agreement for the 2015 acquisition of 3Q Digital includes a contingent consideration arrangement that requires us to pay the former owners of 3Q Digital an additional cash payment depending on achievement of certain revenue growth goals. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $35.0 million in cash in 2018.

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

The estimate of fair value of the contingent consideration requires subjective assumptions to be made regarding revenue growth, discount rates, discount periods, and probability assessments with respect to the likelihood of reaching the established targets. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement. Measurement is sensitive to changes in revenue projections used in the assumptions. Changes in current expectations and revenue performance could change the probability of achieving the targets within the measurement period and result in an increase or decrease in the fair value of the contingent consideration.

A reconciliation of accrued balances of the contingent consideration using significant unobservable inputs is as follows:

(in thousands)	Fair Value
Accrued contingent consideration liability as of December 31, 2016	$29,725
Accretion of interest	1,041
Adjustments to fair value	—
Accrued contingent consideration liability as of March 31, 2017	$30,766

Any adjustments to the fair value of the contingent consideration are recorded within the "Other, net" line in the Consolidated Statements of Comprehensive Income (Loss).

Note M — Discontinued Operations

On December 23, 2016, we completed the sale of the equity interests of Trillium to Syncsort. The decision to sell Trillium was largely based on the prioritization of investments in support of optimizing our clients' customer journey across an omni-channel delivery platform, and the determination that the Trillium business is likely to be a better strategic fit and more valuable asset to other parties. The business was sold for gross proceeds of approximately $112.0 million in cash and resulted in a loss on the sale of $39.9 million, net of $4.6 million of income tax benefit. We believe that the sale of Trillium will allow us to better focus on our core Customer Interaction businesses and moving towards growth.

Because the sale of Trillium represents a strategic shift that has a major effect on our operations and financial results, the results of operations, financial position, and cash flows for Trillium are reported separately as discontinued operations for all periods presented. Results of the remaining Harte Hanks business are reported as continuing operations.

Summarized operating results for the Trillium discontinued operations, through the dates of disposal, are as follows:

	Three Months Ended March 31,
In thousands	2017	2016
Revenue	$—	$11,160

Labor	—	5,301
Production and distribution	—	256
Advertising, selling, general and administrative	—	2,427
Depreciation and software amortization	—	512
Interest expense, net	—	401
Other, net	—	563
Income from discontinued operations before income taxes	—	1,700
Income tax expense	—	603
Net income from discontinued operations	$—	$1,097

Note N — Subsequent Events

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A. as Lender. The Texas Capital Facility consists of a two-year $20 million revolving credit facility secured by substantially all of our assets and guaranteed by HHS Guaranty, LLC, an entity formed by certain members of the Shelton family, descendants of one of the company's founders. The Texas Capital Credit Facility is secured by substantially all of the company's assets and its material domestic subsidiaries. See Note E, Long-Term Debt, for further discussion.

On May 1, 2017, we entered into the 3Q Agreement with our wholly owned subsidiary 3Q Digital, Inc. and Maury Domengeaux, as representative to the former stockholders and option holders of 3Q Digital (the “Effective Time Holders”) pursuant to that certain Agreement and Plan of Merger, dated as of March 16, 2015, by and among a wholly owned subsidiary of the company and 3Q Digital (the “2015 Merger Agreement”). The 3Q Agreement provides, among other things, for an amendment to the 2015 Merger Agreement to defer our obligation to pay the Effective Time Holders up to an additional $35 million from the original purchase price in contingent consideration until the earlier of (x) the sale of the 3Q Digital business or (y) April 1, 2019, if and to the extent the conditions to payment of the contingent consideration as set forth in the 2015 Merger Agreement are satisfied. In addition, under the 3Q Agreement we agreed to (i) engage financial advisors to assist us in the formal process of soliciting potential bidders and bids for the sale of 3Q Digital, (ii) pay a special bonus pool for the Effective Time Holders upon the sale of the 3Q Digital business in the event such sale occurs prior to April 1, 2019, and (iii) approve and adopt a sale bonus plan for certain current employees of 3Q Digital, payable upon the sale of the 3Q Digital business in the event such sale occurs prior to April 1, 2019.

As of August 9, 2017, we were not in compliance with the Texas Capital Credit Facility's covenants due to our failure to file our financial reports for the quarter ending June 30, 3017 with the Securities and Exchange Commission within forty five days of the quarter ending. On August 14, 2017, we entered into a waiver with Texas Capital Bank that waived our noncompliance. We will be required to meet covenants established by the Texas Capital Credit Facility following the expiration of the waiver.

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2017 earnings release issued on August 16, 2017. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, Inc. This section is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the condensed consolidated financial statements as well as our 2016 Form 10-K. Our 2016 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

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

Our Customer Interaction services offer a wide variety of integrated, multichannel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers. We offer a full complement of capabilities and resources to provide a broad range of marketing services, in media from direct mail to email, including:

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

Our business experiences some seasonal variations from quarter to quarter due to increased marketing activity prior to and during the holiday season, primarily in the retail vertical. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Our principal operating expense items are labor, outsourced costs, and mail supply chain management.

We continued to face a challenging competitive environment in 2017. The sale of Trillium in 2016, the new credit facility we entered into in 2017, and our announced intention to sell 3Q Digital are all parts of our efforts to prioritize our investments and focus on our core business of optimizing our clients' customer journey across an omni-channel delivery platform. We expect these actions will enhance our liquidity and financial flexibility. For additional information see Liquidity and Capital Resources.

Results of Continuing Operations

As discussed in Note M, Discontinued Operations, of the Notes to Condensed Consolidated Financial Statements we sold the equity interests of our Trillium operations on December 23, 2016. Therefore, the operating results of Trillium are reported as discontinued operations in the Condensed Consolidated Financial Statements, and are excluded from Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Operating results from continuing operations were as follows:

	Three Months Ended March 31,
In thousands	2017	2016	% Change
Revenues	$94,894	$99,563	(4.7)%
Operating expenses	101,236	108,110	(6.4)%
Operating loss from continuing operations	$(6,342)	$(8,547)	(25.8)%

Operating margin	(6.7)%	(8.6)%

Loss from continuing operations before taxes	$(8,862)	$(9,278)	(4.5)%

Diluted loss per common share from continuing operations	$(0.12)	$(0.11)	9.1%

First Quarter 2017 vs. First Quarter 2016

Revenues

Revenues from continuing operations decreased $4.7 million, or 4.7%, in the first quarter of 2017 compared to the first quarter of 2016. These results reflect the impact of our retail, healthcare, and consumer verticals decreasing $3.1 million, or 11.7%, $2.9 million, or 33.4%, and $0.9 million, or 3.9%, respectively. This is primarily due to lost clients and clients reducing their marketing spend. These decreases were offset slightly by increases in our b2b and financial services verticals of $0.7 million , or 3.4%, and $1.4 million, or 10.3%, respectively. These increases were generated by expansion of work from existing clients. Our transportation vertical was flat to the prior year.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of, and budgets available to specific clients.

Operating Expenses

Operating expenses from continuing operations were $101.2 million in the first quarter of 2017, compared to $108.1 million in the first quarter of 2016. Labor costs decreased $2.2 million, or 3.5%, compared to the first quarter of 2016 primarily due to lower managed payroll expense as a result of our expense reduction efforts. General and administrative expense decreased $1.6 million, or 12.5%, compared to the prior year primarily due a reduction in employee expense. Production and distribution decreased $3.0 million, or 10.0%, compared to the prior year quarter primarily due to a decrease in outsourced services and mail supply chain expenses. Depreciation and intangible asset and software amortization expense were flat compared to the first quarter of 2016.

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

Interest Expense

First Quarter 2017 vs. First Quarter 2016

Interest expense, net, in the first quarter of 2017 remained flat to the first quarter of 2016. Interest expense, net, for the first quarter of 2017 was primarily attributable to the accretion of interest on the contingent consideration.

Other Income and Expense

First Quarter 2017 vs. First Quarter 2016

Other expense, net, increased $1.7 million in the first quarter of 2017 compared to first quarter of 2016. This is primarily the result of the impact of foreign currency translation and slightly higher pension expense.

Income Taxes

First Quarter 2017 vs. First Quarter 2016

The income tax benefit of $1.5 million in the first quarter of 2017 represents a decrease in benefit of $1.1 million when compared to the first quarter of 2016. Our effective tax rate was 16.7% for the first quarter of 2017, decreasing from a rate of 27.8% for the first quarter of 2016. We have calculated the provision for income taxes for the three months ended March 31, 2017 by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2016 because we determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the three months ended March 31, 2016. The effective income tax benefit calculated for the first quarter of 2017 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

Income/Earnings (Loss) Per Share from Continuing Operations

First Quarter 2017 vs. First Quarter 2016

We recorded net loss from continuing operations of $7.4 million and diluted loss per share from continuing operations of $0.12 in the first quarter of 2017. These results compare to net loss from continuing operations of $6.7 million and diluted loss per share from continuing operations of $0.11 per share in the first quarter of 2016.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $43.6 million and $46.0 million at March 31, 2017 and December 31, 2016, respectively. Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $0.5 million, compared to net cash provided by operating activities of $5.4 million for the three months ended March 31, 2016. The $5.9 million year-over-year decrease is primarily the result of a $6.3 million decrease in net cash provided by discontinued operations.

Investing Activities

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2017, compared to $8.1 million for the three months ended March 31, 2016. Current year investing activities consisted of capital expenditures of $1.7 million. This compares to prior year investing activities consisting of the acquisition of Aleutian Consulting in March of 2016 for $3.5 million and capital expenditures of $3.8 million.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2017, compared to $3.8 million for the three months ended March 31, 2016. The $3.7 million decrease is primarily due to the suspension of dividend payments following the commencement of the 2016 Secured Credit Facility offset by borrowings in the three months ended March 31, 2016.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of March 31, 2017 and 2016 were $4.1 million and $3.4 million, respectively. The company is subject to, and has accrued additional U.S. income taxes and foreign withholding taxes for repatriated cash.

Credit Facilities

On March 10, 2016, we entered the 2016 Secured Credit Facility with Wells Fargo Bank, N.A. as Administrative Agent. This facility consisted of a maximum $65.0 million revolving credit facility and a $45.0 million term loan. The lenders provided waivers of our noncompliance of the minimum fixed charge coverage ratio and leverage ratios under the 2016 Secured Credit Facility as of April 30, 2016, June 30, 2016, September 30, 2016, and October 31, 2016. Additional covenants in the 2016 Secured Credit Facility included, among other things, restrictions on the company and its subsidiaries from liquidating, dissolving, suspending, or ceasing subsidiaries or a substantial portion of the business. As such, repayment was mandatory following the completion of the sale of Trillium. Outstanding loans were repaid in full on December 23, 2016 using the proceeds of the sale and the 2016 Secured Credit Facility was likewise terminated.

On April 17, 2017, we entered into the Texas Capital Credit Facility with Texas Capital Bank, N.A. as lender. The Texas Capital Credit Facility consists of a two-year $20 million revolving credit facility secured by substantially all of our assets and guaranteed by HHS Guaranty, LLC, an entity formed by certain members of the Shelton family, descendants of one of the company's founders. The credit facility adds additional financial flexibility to the company and will be used for working capital and general corporate purposes. See Note E, Long-Term Debt, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Dividends

We paid a quarterly dividend of 8.5 cents per share in the first quarter of 2016. We currently intend to retain any future earnings and do not expect to pay dividends on our common stock. Any future dividend declaration can be made only upon, and subject to, approval of our board of directors, based on its business judgment.

Share Repurchase

During 2017, we did not repurchase any shares of our common stock under our current stock repurchase program that was publicly announced in August 2014. Under our current program, we are authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. At March 31, 2017, we had $11.4 million of remaining authorization under this program. From 1997 through March 31, 2017, we have repurchased 67.9 million shares for an aggregate of $1.2 billion.

We are unlikely to make any repurchases in the near term. Any future decisions to repurchase shares of our common stock will be based upon periodic determinations by our board that such repurchases are in the best interest of our stockholders after considering our financial position, results of operations, the price of our common stock, credit conditions, and other relevant factors.

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

Our recent operating and financial performance (most notably decreased cash flows from operations) has caused us to closely review our ability to continue as a going concern. We have had greater than five consecutive years of declining revenues from continuing operations, and we have not reduced costs at a pace that has allowed us to be profitable in the past two years. These trends have caused us to reduce investments in our business and caused us to fall out of compliance with financial covenants in our credit facilities during 2016. These trends are also significant factors in the goodwill impairment charges we recorded in 2015 and 2016, as well as the valuation allowance we recorded for 2016 in regard to certain deferred tax assets. Changing these trends and returning to revenue growth is essential to our success.

On April 17, 2017, we entered into the Texas Capital Credit Facility. The Texas Capital Credit Facility provides $20.0 million in borrowing capacity under a revolving credit line and has far more favorable covenant requirements than our prior credit facility. We believe that the liquidity provided by the Texas Capital Credit Facility is sufficient for our needs given the nature and performance of our operations.

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

We believe that, in conjunction with our current liquidity position and management's execution of the new credit facility and the 3Q Agreement, there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for the 12 months following the issuance of these unaudited condensed consolidated financial statements.

We have taken actions to return the business to profitability and improve our cash, liquidity, and financial position. We have made expense reductions through downsizing our workforce and consolidating back-office and information technology functions. We also completed the closure of our Baltimore direct mail facility in the first quarter of 2017 in response to the declining demand for printed marketing materials. Continuing work from this facility has been transitioned to other facilities, allowing for higher utilization rates. We have started to see the favorable impact of these actions and intend to continue efforts to reduce expenses through the end of 2017.

In addition to the actions discussed above, we are taking additional steps to improve our operational and financial performance. We continue to identify and act to secure additional cost reductions and operating efficiencies. We have also focused investments toward improving product offerings that we believe will improve revenue growth.

On April 18, 2017, we announced that as part of an initiative to enhance the company's strategic position and increase financial flexibility, the company would seek strategic alternatives for the 3Q Digital business. The potential liquidity from this intiative would enhance our ability to invest in strategies to strengthen our core offerings.

Critical Accounting Policies

Critical accounting policies are defined as those that, in our judgment, are most important to the portrayal of our company’s financial condition and results of operations and which require complex or subjective judgments or estimates. We consider the following to be our critical accounting policies, as described in detail in our 2016 Form 10-K:

•	Revenue recognition;

•	Goodwill and other intangible assets;

•	Income taxes; and

•	Accounting for contingent consideration.

There have not been any material changes to the critical accounting policies described above and in our 2016 Form 10-K.

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

We did not have any long-term debt as of March 31, 2017. A hypothetical one percentage point change in average interest rates would not have a significant impact on our earnings for the three months ended March 31, 2017.

On April 17, 2017, we entered into the Texas Capital Credit Facility. The new credit facility increased exposure to market risks relating to changes in interest rates because borrowings under the facility bear interest at a variable rate. We do not believe that a one percentage point change in average interest rates would have a material impact on our interest expense. As such, we do not believe that we currently have significant exposure to market risks associated with changing interest rates. At this time, we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Loss. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Loss. Transactions such as these amounted to $0.1 million in pre-tax currency transaction losses in the first quarter of 2017. At this time, we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

We do not enter into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, including our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2017. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Corporate Controller concluded that the company's disclosure controls and procedures were not effective as of March 31, 2017 due to the material weaknesses in internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Material Weakness in Internal Control over Financial Reporting

We identified material weaknesses in the following areas (i) the effectiveness of the control environment, risk assessment, information and communication, and monitoring, (ii) the effectiveness of internal controls over revenue recognition, (iii) the effectiveness of the accounting for the contingent consideration, (iv) the effectiveness of evaluation of goodwill for impairment, (v) the effectiveness of controls around evaluation of deferred tax assets, and (vi) the effectiveness of controls over the financial closing and reporting process.

Notwithstanding the material weaknesses, each of our Chief Executive Officer, Chief Financial Officer, and Corporate Controller concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we have undertaken actions to redesign processes and controls to address all of the material weaknesses. We are assessing tools and potential enhancements to document, support, and review controls to better address both the accuracy and precision of management’s review. We are also evaluating our financial team, organizational structure, and certain changes to roles and responsibilities we can make to enhance controls and compliance. We expect to make further changes to our internal controls to enhance or further develop the remediation plan we have adopted. As we implement these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.

While we intend to resolve all of the material control deficiencies discussed above, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective as a result of these efforts by any particular date.

Inherent Limitation of the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.  Legal Proceedings

Information regarding legal proceedings is set forth in Note K, Litigation Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2016 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2016 Form 10-K other then as described below. Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q, for a discussion of the economic climate and impact on our financial statements.

Our inability to comply with the listing requirements of the New York Stock Exchange could result in our common stock being delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

In addition to our non-compliance with the NYSE listing requirement described in the risk factors of our 2016 Form 10-K, on August 9, 2017 we received a notice from the NYSE indicating that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual.

Under NYSE rules, we have six months following receipt of the notification to regain compliance with the minimum share price requirement. We can regain compliance at any time during the six-month cure period if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the period and also has an average closing share price of at least $1.00 over the 30-trading day period ending on the last trading day of that month or on the last day of the cure period.

If by February 9, 2018 we cannot demonstrate compliance with the minimum share price requirement, the NYSE will commence suspension and delisting procedures. There can be no assurance that we will be able to maintain our NYSE listing.

In addition, there are other continued listing requirements of the NYSE, such as a requirement stating that we will be considered to be below compliance if our average market capitalization over a consecutive 30 trading-day period is less than $50,000,000 and, at the same time our stockholders' equity is less than $50,000,000. Our common stock could be delisted if we are not in compliance with any such requirement and are to regain compliance during any applicable cure or grace period. A delisting of our common stock could negatively impact the company by, among other things, reducing the liquidity and market price of the common stock and reducing the number of investors willing to hold or acquire the common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
January 1-31, 2017	—	$—	—	$11,437,538
February 1-28, 2017	1,774	$1.64	—	$11,437,538
March 1-31, 2017	8,241	$1.45	—	$11,437,538
Total	10,015	$1.48	—
(1)  Represents shares withheld to offset withholding taxes upon the vesting of unvested shares.

(2) The Board does not anticipate purchasing any shares of our common stock through our stock repurchase program that was publicly announced in August 2014 for the foreseeable future. Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of March 31, 2017, we have repurchased 1.5 million shares and spent $11.4 million under the 2014 stock repurchase program. Through March 31, 2017, we had repurchased a total of 67.9 million shares at an average price of $18.10 per share under all current and previous repurchase programs.

Item 5.  Other Information

On August 14, 2017, we entered into a Waiver to Credit Agreement (the “Credit Agreement Waiver”) with Texas Capital Bank, N.A., as lender which waived the following events of default under our Texas Capital Credit Facility: our failure to file our financial reports for the quarter ended June 31, 2017 with the Securities and Exchange Commission within forty-five days after the end of such financial quarter and provide a copy of such financial statements to lender within such time frame.

The foregoing description of the Credit Agreement Waiver is subject to and qualified in its entirety by reference to the full text of the Credit Agreement Amendment which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

*10.1	Waiver to Credit Agreement dated August 14, 2017, with Texas Capital Bank, N.A., as lender.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document.

*Filed or furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE HANKS, INC.

August 17, 2017	/s/ Karen A. Puckett
Date	Karen A. Puckett
President and Chief Executive Officer

August 17, 2017	/s/ Robert L. R. Munden
Date	Robert L. R. Munden
Executive Vice President, Chief Financial Officer,
and General Counsel and Secretary

August 17, 2017	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller