Form 10-Q
period 2017-06-30
HARTE HANKS INC
filed 2017-10-02
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Yes☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 31, 2017 was 62,016,743 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended June 30, 2017

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

In thousands, except per share and share amounts	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$13,074	$46,005
Accounts receivable (less allowance for doubtful accounts of $905 at June 30, 2017 and $1,028 at December 31, 2016)	81,436	88,813
Inventory	779	838
Prepaid expenses	6,214	5,944
Prepaid taxes and income tax receivable	9,183	2,895
Other current assets	3,461	4,934
Total current assets	114,147	149,429
Property, plant and equipment (less accumulated depreciation of $137,002 at June 30, 2017 and $141,388 at December 31, 2016)	21,633	23,924
Goodwill	34,510	34,510
Other intangible assets (less accumulated amortization of $1,846 at June 30, 2017 and $1,471 at December 31, 2016)	2,927	3,302
Other assets	2,984	2,272
Total assets	$176,201	$213,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,505	$45,563
Accrued payroll and related expenses	8,207	9,990
Deferred revenue and customer advances	6,164	6,505
Income taxes payable	—	30,436
Customer postage and program deposits	7,095	7,985
Other current liabilities	4,468	4,188
Total current liabilities	63,439	104,667
Long-term debt	12,116	—
Pensions	60,141	60,836
Contingent consideration	31,806	29,725
Deferred tax liabilities, net	10,379	11,044
Other long-term liabilities	3,350	4,509
Total liabilities	181,231	210,781
Stockholders’ (deficit) equity
Common stock, $1 par value, 250,000,000 shares authorized 120,739,949 shares issued at June 30, 2017 and 120,436,735 shares issued at December 31, 2016	120,740	120,437
Additional paid-in capital	349,777	350,245
Retained earnings	826,404	837,316
Less treasury stock, 58,764,171 shares at cost at June 30, 2017 and 58,791,630 shares at cost at December 31, 2016	(1,257,168)	(1,259,164)
Accumulated other comprehensive loss	(44,783)	(46,178)
Total stockholders’ (deficit) equity	(5,030)	2,656
Total liabilities and stockholders’ equity	$176,201	$213,437

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,
In thousands, except per share amounts	2017	2016
Operating revenues	$94,722	$97,317
Operating expenses
Labor	57,103	62,444
Production and distribution	26,521	27,427
Advertising, selling, general and administrative	10,226	10,934
Depreciation, software and intangible asset amortization	2,663	3,201
Total operating expenses	96,513	104,006
Operating loss	(1,791)	(6,689)
Other expenses
Interest expense, net	1,235	2,400
Other, net	1,826	597
Total other expenses	3,061	2,997
Loss from continuing operations before income taxes	(4,852)	(9,686)
Income tax benefit	(2,199)	(2,774)
Loss from continuing operations	$(2,653)	$(6,912)

Income from discontinued operations, net of income taxes	$—	$2,649

Net loss	$(2,653)	$(4,263)

Basic earnings (loss) per common share
Continuing operations	$(0.04)	$(0.11)
Discontinued operations	—	0.04
Basic earnings (loss) per common share	$(0.04)	$(0.07)

Weighted-average common shares outstanding	61,896	61,460

Diluted earnings (loss) per common share
Continuing operations	$(0.04)	$(0.11)
Discontinued operations	—	0.04
Diluted earnings (loss) per common share	$(0.04)	$(0.07)

Weighted-average common and common equivalent shares outstanding	61,896	61,460

Net loss	$(2,653)	$(4,263)

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$413	$357
Foreign currency translation adjustment	599	(949)
Total other comprehensive income (loss), net of tax	1,012	(592)
Comprehensive loss	$(1,641)	$(4,855)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Six Months Ended June 30,
In thousands, except per share amounts	2017	2016
Operating revenues	$189,616	$196,880
Operating expenses
Labor	117,453	124,996
Production and distribution	53,399	57,306
Advertising, selling, general and administrative	21,286	23,577
Depreciation, software and intangible asset amortization	5,610	6,237
Total operating expenses	197,748	212,116
Operating loss	(8,132)	(15,236)
Other expenses
Interest expense, net	2,258	3,781
Other, net	3,324	348
Total other expenses	5,582	4,129
Loss from continuing operations before income taxes	(13,714)	(19,365)
Income tax benefit	(3,675)	(5,506)
Loss from continuing operations	$(10,039)	$(13,859)

Income from discontinued operations, net of income taxes	$—	$3,993

Net loss	$(10,039)	$(9,866)

Basic earnings (loss) per common share
Continuing operations	$(0.16)	$(0.23)
Discontinued operations	—	0.07
Basic earnings (loss) per common share	$(0.16)	$(0.16)

Weighted-average common shares outstanding	61,792	61,395

Diluted earnings (loss) per common share
Continuing operations	$(0.16)	$(0.23)
Discontinued operations	—	0.07
Diluted earnings (loss) per common share	$(0.16)	$(0.16)

Weighted-average common and common equivalent shares outstanding	61,792	61,395

Net loss	$(10,039)	$(9,866)

Declared dividends per share	$—	$0.09

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$751	$880
Foreign currency translation adjustment	644	(1,419)
Total other comprehensive income (loss), net of tax	1,395	(539)
Comprehensive loss	$(8,644)	$(10,405)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In thousands	2017	2016
Cash flows from operating activities
Net loss	$(10,039)	$(9,866)
Adjustments to reconcile net loss to net cash provided by operating activities
Income from discontinued operations, net of tax	—	(3,993)
Depreciation and software amortization	5,236	5,826
Intangible asset amortization	375	411
Stock-based compensation	968	1,607
Net pension cost (payments)	557	200
Interest accretion on contingent consideration	2,081	1,029
Adjustments to fair value of contingent consideration	—	(247)
Discount amortization	—	367
Deferred income taxes	(1,160)	1,651
Loss on disposal of assets	102	—
Other, net	—	28
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net	7,377	28,173
Decrease (increase) in inventory	59	(278)
Increase in prepaid expenses and other current assets	(5,317)	(2,847)
Decrease in accounts payable	(8,051)	(3,452)
Decrease in other accrued expenses and liabilities	(34,013)	(1,920)
Net cash (used in) provided by continuing operations	(41,825)	16,689
Net cash provided by discontinued operations	—	5,098
Net cash (used in) provided by operating activities	(41,825)	21,787

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(3,500)
Purchases of property, plant and equipment	(3,026)	(5,651)
Proceeds from sale of property, plant and equipment	18	80
Net cash used in investing activities within continuing operations	(3,008)	(9,071)
Net cash used in investing activities within discontinued operations	—	(1,822)
Net cash used in investing activities	(3,008)	(10,893)

Cash flows from financing activities
Borrowings	20,000	92,269
Repayment of borrowings	(8,000)	(97,816)
Debt financing costs	(395)	(2,189)
Issuance of common stock	(92)	(184)
Issuance of treasury stock	—	67
Payment of capital leases	(255)	—
Dividends paid	—	(5,285)
Net cash provided by (used in) financing activities of continuing operations	11,258	(13,138)

Effect of exchange rate changes on cash and cash equivalents	644	(1,419)
Net decrease in cash and cash equivalents	(32,931)	(3,663)
Cash and cash equivalents at beginning of period	46,005	16,564
Cash and cash equivalents at end of period	$13,074	$12,901

Supplemental disclosures
Cash paid for interest	$65	$2,593
Cash paid for income taxes, net of refunds	$34,248	$2,069
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$395	$270
New capital lease obligations	$58	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity
(Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	$120,147	$353,050	$973,538	$(1,262,859)	$(43,560)	$140,316
Exercise of stock options and release of unvested shares	251	(251)	—	(184)	—	(184)
Net tax effect of stock options exercised and release of unvested shares	—	(914)	—	—	—	(914)
Stock-based compensation	—	1,523	—	—	—	1,523
Dividends paid ($0.085 per share)	—	—	(5,285)	—	—	(5,285)
Treasury stock issued	—	(694)	—	761	—	67
Net loss	—	—	(9,866)	—	—	(9,866)
Other comprehensive loss	—	—	—	—	(539)	(539)
Balance at June 30, 2016	$120,398	$352,714	$958,387	$(1,262,282)	$(44,099)	$125,118

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 31, 2016	$120,437	$350,245	$837,316	$(1,259,164)	$(46,178)	$2,656
Cumulative effect of accounting change	—	709	(873)	—	—	(164)
Exercise of stock options and release of unvested shares	303	(303)	—	(92)	—	(92)
Stock-based compensation	—	1,110	—	—	—	1,110
Treasury stock issued	—	(1,984)	—	2,088	—	104
Net loss	—	—	(10,039)	—	—	(10,039)
Other comprehensive income	—	—	—	—	1,395	1,395
Balance at June 30, 2017	$120,740	$349,777	$826,404	$(1,257,168)	$(44,783)	$(5,030)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A — Basis of Presentation

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

Interim Financial Information

The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

Discontinued Operations

As discussed in Note M, Discontinued Operations, we sold the assets of our Trillium reporting unit as of December 23, 2016. As such, the results of operations, financial position, and cash flows for Trillium are reported separately as discontinued operations for the three and six months ended June 30, 2016 presented in the Condensed Consolidated Financial Statements. Results of the remaining Harte Hanks business are reported as continuing operations.

Going Concern

Our recent operating and financial performance has caused us to closely review our ability to continue as a going concern. We have taken a number of actions to continue to support our operations and meet obligations in light of our recent financial performance and decreased cash flows.

On April 17, 2017, we entered into a new credit agreement with Texas Capital Bank, N.A. (the "Texas Capital Credit Facility"). The Texas Capital Credit Facility provides $20.0 million in borrowing capacity under a revolving credit line with limited financial covenants compared to our previous credit facilities. We believe that the liquidity provided by the Texas Capital Credit Facility is sufficient for our needs given the nature and performance of our operations.

On May 1, 2017, we entered into an agreement with 3Q Digital (the "3Q Agreement") which defers payment of the significant contingent liability that otherwise would have been due in 2018. Under the terms of the 3Q Digital purchase agreement, we are required to pay the former owners of 3Q Digital up to $35.0 million of additional consideration contingent on achievement of certain revenue growth goals. The 3Q Agreement defers our obligation to pay such contingent consideration until April 1, 2019, or the sale of the 3Q Digital business, whichever is earlier.

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

We continue to take actions to return the business to profitability and improve our cash, liquidity, and financial position. We have implemented expense reductions actions, including downsizing our workforce and consolidating back-office and information technology functions. We also completed the closure of our Baltimore direct mail facility in the first quarter of 2017 in response to the declining demand for printed marketing materials. Continuing work from this facility was transitioned to other facilities, allowing for higher utilization rates. We have started to see the favorable impact of these actions and intend to continue efforts to reduce expenses through the end of 2017.

In addition to the actions discussed above, we are taking steps to improve our operational and financial performance. We continue to work toward increasing operating efficiencies and have focused our investments on improving product offerings that we believe will drive revenue growth.

On April 18, 2017, we announced that as part of an initiative to enhance the company's strategic position and increase financial flexibility, the company would seek strategic alternatives for the 3Q Digital business. The liquidity from the potential sale of 3Q Digital would enhance our ability to invest in strategies to strengthen our core offerings.

Reclassifications

Certain amounts in the financial statements from the prior years have been reclassified to conform to the current year's presentation. This includes amounts related to discontinued operations, which have been reclassified for comparative purposes for the June 30, 2016. In addition, the retrospective adoption of ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, resulted in the reclassification of pension expense previously recorded in Labor as of June 30, 2016 to Other, net in the Condensed Consolidated Statements of Comprehensive Income.

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

Note B — Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarified guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. This change is required to be applied prospectively to an award modified on or after the adoption date. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to present the service cost component of net benefit cost with the other current compensation costs. All other components of net benefit cost are to be reported outside of operating income. This ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. This change is required to be applied using a retrospective transition method for each period presented. We adopted the update as of the first quarter of 2017. As a result of the adoption of this ASU, we reclassified $1.0 million of pension expense recorded in Labor in the six months ended June 30, 2016 to Other, net in the Condensed Consolidated Statements of Comprehensive Income.

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
Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable, and trade payables. The fair value of our outstanding debt is disclosed in Note E, Long-Term Debt, Our calculation of the acquisition related contingent consideration accounted for at fair value on a recurring basis is disclosed in Note L, Acquisition and Disposition.

Note D — Goodwill and Other Intangible Assets

Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is more likely than not that goodwill might be impaired. We perform our annual goodwill impairment assessment as of November 30th of each year.

We continuously monitor potential triggering events, including changes in the business climate in which we operate, attrition of key personnel, the current volatility in the capital markets, the company’s market capitalization compared to our book value, our recent operating performance, and financial projections. During the quarter ended June 30, 2017, we did not identify any triggering events that require testing for impairment. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges in the future.

The changes in the carrying amount of goodwill are as follows:

In thousands	Total
Balance at December 31, 2016	$34,510
Additions to goodwill	—
Impairment	—
Balance at June 30, 2017	$34,510

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

The changes in the carrying amount of other intangible assets with definite lives are as follows:

In thousands	Total
Balance at December 31, 2016	$3,302
Amortization	(375)
Balance at June 30, 2017	$2,927

Note E — Long-Term Debt

Credit Facilities

On March 10, 2016, we entered into a secured credit facility with Wells Fargo Bank, N.A. as Administrative Agent, consisting of a maximum $65.0 million revolving credit facility and a $45.0 million term loan facility (together the "2016 Secured Credit Facility"). The 2016 Secured Credit Facility was secured by substantially all of our assets and material domestic subsidiaries. The 2016 Secured Credit Facility was used for general corporate purposes, and to replace and repay outstanding borrowings.

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

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A., that provides a $20 million revolving credit facility (the "Texas Capital Credit Facility"). The Texas Capital Credit Facility is being used for general corporate purposes and to provide collateral for letters of credit issued by Texas Capital Bank up to $5.0 million. The Texas Capital Credit Facility is secured by substantially all assets of the company and its material domestic subsidiaries. The Texas Capital Credit Facility is secured by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).

The Texas Capital Credit Facility expires on April 16, 2019, at which point all outstanding principal amounts will be due. Harte Hanks can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime less 0.75%. Unused credit balances will accrue interest at 0.50%. Harte Hanks is required to pay a quarterly fee of $0.1 million as consideration for the collateral balances provided by HHS Guaranty, LLC.

The Texas Capital Credit Facility is subject to customary covenants requiring insurance, legal compliance, payment of taxes, prohibition of second liens, and secondary indebtedness, as well as the filing of quarterly and annual financial statements.

Our long-term debt obligations were as follows:

In thousands	June 30, 2017	December 31, 2016
Texas Capital Credit Facility ($20.0 million capacity), various interest rates based on (a) LIBOR plus 1.95% or (b) prime minus 0.75% (effective rate of 3.12% at June 30, 2017), due April 17, 2019	$12,116	$—
Total debt	12,116	—
Less current maturities	—	—
Total long-term debt	$12,116	$—

The carrying values and estimated fair value of our outstanding debt were as follows:

	June 30, 2017		December 31, 2016
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$12,116	$12,116	$—	$—

Based on the recent entry into the Texas Capital Credit Facility, carrying values estimate fair value. These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820, Fair Value Measurement, as they are based upon information obtained from third party banks.

At June 30, 2017, we had letters of credit in the amount of $4.1 million backed by cash collateral. No amounts were drawn against these letters of credit at June 30, 2017. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability, and to offset liability relating to leasehold obligations. The cash collateral used in the existing letters of credit are not included as part of the Texas Capital Credit Facility and do not decrease the availability on the remaining capacity.

Note F — Stock-Based Compensation

We maintain stock incentive plans for the benefit of certain officers, directors, and employees, including the 2013 Omnibus Incentive Plan (the "2013 Plan"). Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Loss. We recognized $1.0 million and $1.6 million of stock-based compensation expense during the six months ended June 30, 2017 and 2016, respectively.

All stock-based awards granted during the six months ended June 30, 2017 were granted under the 2013 Plan.

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

The following table summarizes all stock option activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term(Years)
Balance as of December 31, 2016	3,705,893	$7.72
Granted	—	—
Exercised	—	—
Forfeited	(81,223)	7.35
Vested options expired	(723,939)	11.48
Balance as of June 30, 2017	2,900,731	6.80	5.11

Vested and expected to vest as of June 30, 2017	2,900,731	$6.80	5.11

Exercisable as of June 30, 2017	1,903,382	$8.45	3.27

As of June 30, 2017, there was $0.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.03 years.

Cash Stock Appreciation Rights

During the six months ended June 30, 2017, the Board approved cash settling stock appreciation rights under the 2013 Plan.

Cash stock appreciation rights vest in 25% increments on the first four anniversaries of the grant date. Cash stock appreciation rights settle solely in cash and are treated as a liability.

The following table summarizes all stock appreciation rights activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2016	—	$—
Granted	866,196	0.97
Vested	—	—
Forfeited	—	—
Cash stock appreciation rights outstanding at June 30, 2017	866,196	$0.97

As of June 30, 2017, there was $0.5 million of total unrecognized compensation cost related to cash stock appreciation rights. The cost is expected to be recognized over a weighted average period of approximately 3.98 years. Changes in our stock price, the volatility of our stock price, and the risk free rate of interest will result in adjustments to compensation expense and the corresponding liability over the applicable service period.

Unvested Shares

Unvested shares vest in three equal increments on the first three anniversaries of their grant date. Unvested shares settle solely in common stock and are treated as equity.

The following table summarizes all unvested share activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2016	945,252	$3.76
Granted	948,594	0.97
Vested	(327,775)	4.26
Forfeited	(52,516)	4.59
Unvested shares outstanding at June 30, 2017	1,513,555	$1.87

As of June 30, 2017, there was $2.4 million of total unrecognized compensation cost related to unvested shares. This cost is expected to be recognized over a weighted average period of approximately 2.05 years.

Phantom Stock Units

Phantom stock units vest in 25% increments on the first four anniversaries of the grant date. Phantom stock units settle solely in cash and are treated as a liability.

The following table summarizes all phantom stock activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2016	531,820	$2.69
Granted	560,000	0.97
Exercised	(125,046)	2.69
Forfeited	(80,844)	2.69
Phantom stock units outstanding at June 30, 2017	885,930	$1.60

As of June 30, 2017, there was $0.9 million of total unrecognized compensation cost related to phantom stock. This cost is expected to be recognized over a weighted average period of approximately 3.55 years. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period.

Performance Stock Units

Performance stock units vest in a range between 0% to 100% based upon certain performance criteria in a three-year period. At the end of the performance period, the number of shares paid will be based on our performance versus the target. Performance stock units settle solely in common stock and are treated as equity.

The following table summarizes all performance stock unit activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2016	844,315	$2.56
Granted	288,732	0.97
Settled	—	—
Forfeited	(104,946)	4.79
Performance stock units outstanding at June 30, 2017	1,028,101	$1.88

As of June 30, 2017, there was $1.0 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 1.93 years.

Cash Performance Stock Units

Cash performance stock units vest in a range between 0% to 100% based upon certain performance criteria measured over a three-year period. At the end of the performance period, the number of shares settled in cash will be based on our performance versus the target. Cash performance stock units settle solely in cash and are treated as a liability.

The following table summarizes all cash performance stock unit activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Balance as of December 31, 2016	444,005	$2.69
Granted	—	—
Settled	—	—
Forfeited	(37,784)	2.69
Cash performance stock units outstanding at June 30, 2017	406,221	$2.69

As of June 30, 2017, we did not expect any of our cash performance stock units to vest due to financial performance. As such, we do not expect to recognize any compensation cost related to cash performance stock units. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period. Expense is also adjusted up or down based on the current estimate of future performance against the established performance goals.

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016
Interest cost	$1,837	$1,951	$3,674	$3,901
Expected return on plan assets	(1,832)	(2,061)	(3,664)	(4,122)
Recognized actuarial loss	688	596	1,377	1,193
Net periodic benefit cost	$693	$486	$1,387	$972

We are not required to make, and do not intend to make, any contributions to our Qualified Pension Plan in 2017. Based on current estimates we will not be required to make any contributions to our Qualified Pension Plan until the 2018 plan year.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under our Restoration Pension Plan of $0.4 million and$0.8 million in the three and six months ended June 30, 2017, respectively.

Note H — Income Taxes

For our three months ended June 30, 2017, an income tax benefit of $2.2 million resulted in an effective income tax rate of 45.3%. For our six months ended June 30, 2017, an income tax benefit of $3.7 million resulted in an effective income tax rate of 26.8%. We have calculated the provision for income taxes for the three and six months ended June 30, 2017 by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. The effective income tax benefit calculated for the three and six months ended June 30, 2017 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

For our three months ended June 30, 2016, an income tax benefit of $2.8 million resulted in an effective income tax rate of 28.6%. For our six months ended June 30, 2016, an income tax benefit of $5.5 million resulted in an effective income tax rate of 28.4%. We used a discrete effective tax rate method to calculate income taxes for the three and six months ended June 30, 2016 because we determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the three and six months ended June 30, 2016. The effective income tax rate calculated for the three and six months ended June 30, 2016 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2012. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2013.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Loss. We did not have a significant amount of interest or penalties accrued at June 30, 2017 or December 31, 2016.

Note I — Earnings Per Share

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

Reconciliations of basic and diluted EPS are as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2017	2016
Net Loss
Loss from continuing operations	$(2,653)	$(6,912)
Income from discontinued operations	—	2,649
Net loss	$(2,653)	$(4,263)

Basic Earnings (Loss) per Common Share
Weighted-average common shares outstanding	61,896	61,460
Basic earnings (loss) per common share
Continuing operations	$(0.04)	$(0.11)
Discontinued operations	—	0.04
Basic earnings (loss) per common share	$(0.04)	$(0.07)

Diluted Earnings (Loss) per Common Share
Weighted-average common and common equivalent shares outstanding	61,896	61,460
Diluted earnings (loss) per common share
Continuing operations	$(0.04)	$(0.11)
Discontinued operations	—	0.04
Diluted earnings (loss) per common share	$(0.04)	$(0.07)

Computation of Shares Used in Earnings (Loss) Per Common Share
Weighted-average common shares outstanding	61,896	61,460
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	—
Shares used in diluted earnings (loss) per common share computations	61,896	61,460

2.9 million and 4.2 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2017 and 2016, respectively. 0.7 million and 1.2 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,
In thousands, except per share amounts	2017	2016
Net Loss
Loss from continuing operations	$(10,039)	$(13,859)
Income from discontinued operations	—	3,993
Net loss	$(10,039)	$(9,866)

Basic Earnings (Loss) per Common Share
Weighted-average common shares outstanding	61,792	61,395
Basic earnings (loss) per common share
Continuing operations	$(0.16)	$(0.23)
Discontinued operations	—	0.07
Basic earnings (loss) per common share	$(0.16)	$(0.16)

Diluted Earnings (Loss) per Common Share
Weighted-average common and common equivalent shares outstanding	61,792	61,395
Diluted earnings (loss) per common share
Continuing operations	$(0.16)	$(0.23)
Discontinued operations	—	0.07
Diluted earnings (loss) per common share	$(0.16)	$(0.16)

Computation of Shares Used in Earnings (Loss) Per Common Share
Weighted-average common shares outstanding	61,792	61,395
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	—
Shares used in diluted earnings (loss) per common share computations	61,792	61,395

3.3 million and 4.3 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2017 and 2016, respectively. 0.8 million and 1.1 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2017 and 2016, respectively.

Note J — Comprehensive Loss

Comprehensive income for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016
Net loss	$(2,653)	$(4,263)	$(10,039)	$(9,866)

Other comprehensive loss:
Adjustment to pension liability	688	596	1,252	1,466
Tax expense	(275)	(239)	(501)	(586)
Adjustment to pension liability, net of tax	413	357	751	880
Foreign currency translation adjustment	599	(949)	644	(1,419)
Total other comprehensive loss	1,012	(592)	1,395	(539)

Total comprehensive loss	$(1,641)	$(4,855)	$(8,644)	$(10,405)

Changes in accumulated other comprehensive loss by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(46,977)	$799	$(46,178)
Other comprehensive income (loss), net of tax, before reclassifications	—	644	644
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	751	—	751
Net current period other comprehensive income (loss), net of tax	751	644	1,395
Balance at June 30, 2017	$(46,226)	$1,443	$(44,783)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2015	$(43,915)	$355	$(43,560)
Other comprehensive income (loss), net of tax, before reclassifications	—	(1,419)	(1,419)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	880	—	880
Net current period other comprehensive income (loss), net of tax	880	(1,419)	(539)
Balance at June 30, 2016	$(43,035)	$(1,064)	$(44,099)

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

Note L — Acquisition and Disposition

On March 4, 2016, we completed the acquisition of Aleutian Consulting, which has been integrated with our continuing operations. The results of Aleutian Consulting operations have been included in our financial statements since that date and are reported in continuing operations. The purchase price was $3.5 million in cash. The fair value of the identified tangible assets residual purchase price methodology used in the calculation to determine goodwill allocation relied on management's assumptions. These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by ASC 820, as they are unobservable.

The purchase agreement for the 2015 acquisition of 3Q Digital includes a contingent consideration arrangement that requires us to pay the former owners of 3Q Digital an additional cash payment depending on achievement of certain revenue growth goals. The potential undiscounted amount of all future payments that could be required to be paid under this contingent consideration arrangement is between $0 and $35.0 million in cash payable in 2018.

On May 1, 2017, we entered into the 3Q Agreement, which defers our obligation to pay the contingent consideration to the former owners until April 1, 2019 or the sale of the 3Q Digital business, whichever is earlier. Any portion of the contingent consideration that remains unpaid after March 1, 2018 will accrue interest at a rate of 8.5%. In addition, under the 3Q Agreement we agreed to pay a special bonus pool to the former owners of the 3Q Digital business as well as a sale bonus for certain current employees of 3Q Digital in the event the business is sold prior to April 1, 2019.

The estimate of fair value of the contingent consideration requires subjective assumptions to be made regarding revenue growth, discount rates, discount periods, and probability assessments with respect to the likelihood of reaching the established targets. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement. Measurement is sensitive to changes in revenue projections used in the assumptions. Changes in current expectations and revenue performance could change the probability of achieving the targets within the measurement period and result in an increase or decrease in the fair value of the contingent consideration. As of June 30, 2017, we expect that the contingent consideration will be paid at the maximum potential amount of $35.0 million.

A reconciliation of accrued balances of the contingent consideration using significant unobservable inputs is as follows:

(in thousands)	Fair Value
Accrued contingent consideration liability as of December 31, 2016	$29,725
Accretion of interest	2,081
Adjustments to fair value	—
Accrued contingent consideration liability as of June 30, 2017	$31,806

Any adjustments to the fair value of the contingent consideration are recorded within the "Other, net" line in the Consolidated Statements of Comprehensive Loss.

Note M — Discontinued Operations

On December 23, 2016, we completed the sale of our Trillium business to Syncsort. The decision to sell Trillium was largely based on the prioritization of investments in support of optimizing our clients' customer journey across an omni-channel delivery platform, and the determination that the Trillium business is likely to be a better strategic fit and more valuable asset to other parties. The business was sold for gross proceeds of approximately $112.0 million in cash and resulted in a loss on the sale of $39.9 million, net of $4.6 million of income tax benefit. We believe that the sale of Trillium will allow us to better focus on our core Customer Interaction businesses and moving towards growth.

Because the sale of Trillium represented a strategic shift that has a major effect on our operations and financial results, the results of operations, financial position, and cash flows for Trillium are reported separately as discontinued operations for all periods presented. Results of the remaining Harte Hanks business are reported as continuing operations.

Summarized operating results for the Trillium discontinued operations, through the dates of disposal, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016
Revenue	$—	$12,711	$—	$23,871

Labor	—	5,202	—	10,503
Production and distribution	—	156	—	412
Advertising, selling, general and administrative	—	3,337	—	5,764
Depreciation and software amortization	—	589	—	1,101
Other, net	—	(385)	—	178
Income from discontinued operations before income taxes	—	3,812	—	5,913
Income tax expense	—	1,163	—	1,920
Net income from discontinued operations	$—	$2,649	$—	$3,993

Note N — Subsequent Event

As of August 9, 2017, we were not in compliance with the Texas Capital Credit Facility's covenant requiring us to file our financial reports for the quarter ending June 30, 3017 (i.e.; this Form 10-Q) with the Securities and Exchange Commission within forty-five days of the quarter end. On August 14, 2017, we entered into a waiver with Texas Capital Bank that waived our noncompliance. We will be required to meet covenants established by the Texas Capital Credit Facility following the expiration of the waiver.

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, Form 10-Q for the quarter ended March 31, 2017, and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2017 earnings release issued on September 28, 2017. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Our Customer Interaction services provide our clients around the globe with a wide variety of integrated, multichannel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers. We offer a full complement of capabilities and resources to provide a broad range of marketing services, in print and electronic media from direct mail to email, including:

•	agency and digital services;

•	database marketing solutions and business-to-business lead generation;

•	direct mail; and

•	contact centers.

We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature, and as a consequence are easier for our clients to reduce in the short-term than other expenses should they face expense pressure. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors. In particular, for most of our recent history our retail client vertical was our largest, usually representing well over a quarter of our revenues. As the retail industry has struggled in the face of internet-based shopping models, many of our clients, and consequently our revenues, have suffered.

We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs in the parts of our business that are not growing as fast. We believe these actions, such as the adoption of a new database platform and the development of our DataView™ marketing data facility, will improve our profitability in future periods.

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

We continued to face a challenging competitive environment in 2017. The sale of Trillium in 2016, the new credit facility we entered into in 2017, and our announced intention to seek strategic alternatives for 3Q Digital are all parts of our efforts to prioritize our investments and focus on our core business of optimizing our clients' customer journey across an omni-channel delivery platform. We expect these actions will enhance our liquidity and financial flexibility. For additional information see Liquidity and Capital Resources.

Results of Continuing Operations

Previously, Harte Hanks also provided data quality solutions through Trillium Software, Inc. and its subsidiaries (collectively "Trillium"). As discussed in Note M, Discontinued Operations, of the Notes to Condensed Consolidated Financial Statements we sold our Trillium operations on December 23, 2016 for gross proceeds of $112.0 million. Because Trillium represented a distinct business unit with operations and cash flows that can clearly be distinguished, both operationally and for financial purposes, from the rest of Harte Hanks, the results of the Trillium operations are reported as discontinued operations for all periods presented. Results of the remaining Harte Hanks business are reported as continuing operations, and the operating results of Trillium are reported as discontinued operations in the Condensed Consolidated Financial Statements, and are excluded from Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Operating results from continuing operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2017	2016	% Change	2017	2016	% Change
Revenues	$94,722	$97,317	(2.7)%	$189,616	$196,880	(3.7)%
Operating expenses	96,513	104,006	(7.2)%	197,748	212,116	(6.8)%
Operating loss from continuing operations	$(1,791)	$(6,689)	(73.2)%	$(8,132)	$(15,236)	(46.6)%

Operating margin	(1.9)%	(6.9)%		(4.3)%	(7.7)%

Loss from continuing operations before taxes	$(4,852)	$(9,686)	(49.9)%	$(13,714)	$(19,365)	(29.2)%

Diluted loss per common share from continuing operations	(0.04)	(0.11)	(63.6)%	(0.16)	(0.23)	(30.4)%

Revenues

Second Quarter of 2017 vs. Second Quarter of 2016

Revenues from continuing operations decreased $2.6 million, or 2.7%, in the second quarter of 2017 compared to the second quarter of 2016. These results reflect the impact of our retail, healthcare, and B2B verticals decreasing $2.1 million, or 8.2%, $2.3 million, or 30.7%, and $0.6 million, or 2.9%, respectively. This is primarily due to lost clients and clients reducing their marketing spend with us. These decreases were offset slightly by increases in our consumer and financial services verticals of

$2.2 million, or 10.4%, and $0.4 million, or 3.0%, respectively. These increases were generated by expansion of work from existing clients. Our transportation vertical was flat to the prior year.

First Half of 2017 vs. First Half of 2016

Revenues from continuing operations decreased $7.3 million, or 3.7%, in the first half of 2017 compared to the first half of 2016. These results reflect the impact of our retail and healthcare verticals decreasing $5.1 million, or 10.0%, and $5.2 million, or 32.2%, respectively. This is primarily due to lost clients and clients reducing their marketing spend on programs with us. These decreases were offset slightly by increases in our consumer and financial services verticals of $1.4 million, or 3.2%, and $1.8 million, or 6.6%, respectively. These increases were generated by expansion of work from existing clients. Our transportation and B2B verticals were flat to the prior year.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for services by our clients, and the financial condition of, and budgets available to specific clients.

Operating Expenses

Second Quarter of 2017 vs. Second Quarter of 2016

Operating expenses from continuing operations were $96.5 million in the second quarter of 2017, compared to $104.0 million in the second quarter of 2016. Labor costs decreased $5.3 million, or 8.6%, compared to the second quarter of 2016 primarily due to lower managed payroll expense as a result of our expense reduction efforts. General and administrative expense decreased $0.7 million, or 6.5%, compared to the prior year primarily due a reduction in employee related expenses. Production and distribution decreased $0.9 million, or 3.3%, compared to the same quarter of the prior year primarily due to a decrease in outsourced services and mail supply chain expenses. Depreciation and intangible asset and software amortization expense decreased $0.5 million, or 16.8%, compared to the second quarter of 2016.

First Half of 2017 vs. First Half of 2016

Operating expenses from continuing operations were $197.7 million in the first half of 2017, compared to $212.1 million in the first half of 2016. Labor costs decreased $7.5 million, or 6.0%, compared to the first half of 2016 primarily due to lower managed payroll expense as a result of our expense reduction efforts. General and administrative expense decreased $2.3 million, or 9.7%, compared to the prior year primarily due a reduction in employee-related expenses. Production and distribution decreased $3.9 million, or 6.8%, compared to the prior year primarily due to a decrease in outsourced services and mail supply chain expenses. Depreciation and intangible asset and software amortization expense decreased $0.6 million. or 10.1%, compared to the first half of 2016.

Our largest cost components are labor, outsourced costs, and mail supply chain costs. Each of these costs are somewhat variable and tend to fluctuate with revenue and the demand for our services. Mail supply chain rates have increased over the last few years due to demand within the transportation industry. Future changes in mail supply chain rates will continue to impact our total production costs and total operating expenses and may have an impact on future demand for our supply chain management services.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Interest Expense

Second Quarter of 2017 vs. Second Quarter of 2016

Interest expense, net, in the second quarter of 2017 decreased $1.2 million compared to the second quarter of 2016. This decrease is due to a lower overall debt balance and interest rate in 2017 compared to 2016, partially offset by an increase in interest accretion related to the 3Q contingent consideration.

First Half of 2017 vs. First Half of 2016

Interest expense, net, in the first half of 2017 decreased $1.5 million compared to the first half of 2016. This decrease is due to a lower overall debt balance and interest rate in 2017 compared to 2016, partially offset by an increase in interest accretion related to the 3Q contingent consideration.

Other Income and Expense

Second Quarter of 2017 vs. Second Quarter of 2016

Other expense, net, increased $1.2 million in the second quarter of 2017 compared to second quarter of 2016. This is primarily the result of the impact of foreign currency translation and slightly higher pension expense.

First Half of 2017 vs. First Half of 2016

Other expense, net, increased $3.0 million in the first half of 2017 compared to the first half of 2016. This is primarily the result of the impact of foreign currency translation and slightly higher pension expense.

Income Taxes

Second Quarter of 2017 vs. Second Quarter of 2016

The income tax benefit of $2.2 million in the second quarter of 2017 represents a decrease in benefit of $0.6 million when compared to the second quarter of 2016. Our effective tax rate was 45.3% for the second quarter of 2017, increasing from a rate of 28.6% for the second quarter of 2016. The effective income tax benefit differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

First Half of 2017 vs. First Half of 2016

The income tax benefit of $3.7 million in the first half of 2017 represents a decrease in benefit of $1.8 million when compared to the first half of 2016. Our effective tax rate was 26.8% for the first half of 2017, decreasing from a rate of 28.4% for the first half of 2016. The effective income tax benefit differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

We have calculated the provision for income taxes for 2017 by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes in 2016 because we determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for 2016.

Income/Earnings (Loss) Per Share from Continuing Operations

Second Quarter of 2017 vs. Second Quarter of 2016

We recorded net loss from continuing operations of $2.7 million and diluted loss per share from continuing operations of $0.04 in the second quarter of 2017. These results compare to net loss from continuing operations of $6.9 million and diluted loss per share from continuing operations of $0.11 per share in the second quarter of 2016.

First Half of 2017 vs. First Half of 2016

We recorded net loss from continuing operations of $10.0 million and diluted loss per share from continuing operations of $0.16 in the first half of 2017. These results compare to net loss from continuing operations of $13.9 million and diluted loss per share from continuing operations of $0.23 per share in the first half of 2016.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $13.1 million and $46.0 million at June 30, 2017 and December 31, 2016, respectively. Our principal sources of liquidity are cash on hand, cash provided by operating activities, borrowings, and proceeds from asset sales. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $41.8 million, compared to net cash provided by operating activities of $21.8 million for the six months ended June 30, 2016. The $63.6 million year-over-year decrease is primarily the result of a $59.6 million difference in cash provided by changes in operating assets and liabilities. This difference is driven by a $32.1 million decrease in other accrued expenses and liabilities, which reflects the tax payment related to the taxable gain on the sale of our Trillium business in 2016. The other principal driver is the $20.8 million decrease in cash provided by accounts receivable due to our year over year revenue decline.

Investing Activities

Net cash used in investing activities was $3.0 million for the six months ended June 30, 2017, compared to $10.9 million for the six months ended June 30, 2016. Current year investing activities consisted of capital expenditures of $3.0 million. This compares to prior year investing activities consisting of the acquisition of Aleutian Consulting in March of 2016 for $3.5 million, capital expenditures of $5.7 million, and cash used for discontinued operations of $1.8 million.

Financing Activities

Net cash flows from financing activities was $11.3 million for the six months ended June 30, 2017, compared to net cash used of $13.1 million for the six months ended June 30, 2016. The $24.4 million increase is primarily due to the net cash borrowed from credit facilities of $12.0 million in 2017 as opposed to net cash paid of $5.5 million in 2016, as well as the lone dividend payment of $5.3 million made in the first quarter of 2016.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of June 30, 2017 and 2016 were $3.0 million and $7.7 million, respectively. The company is subject to, and has accrued additional U.S. income taxes and foreign withholding taxes for repatriated cash.

Credit Facilities

On March 10, 2016, we entered the 2016 Secured Credit Facility with Wells Fargo Bank, N.A. as Administrative Agent. This facility consisted of a maximum $65.0 million revolving credit facility and a $45.0 million term loan. The lenders provided waivers of our noncompliance of the minimum fixed charge coverage ratio and leverage ratios under the 2016 Secured Credit Facility as of April 30, 2016, June 30, 2016, September 30, 2016, and October 31, 2016. Additional covenants in the 2016 Secured Credit Facility included, among other things, restrictions on the company and its subsidiaries from liquidating, dissolving, suspending, or ceasing subsidiaries or a substantial portion of the business. As such, repayment was required following the completion of the sale of Trillium. Outstanding loans were repaid in full on December 23, 2016 using the proceeds of the sale and the 2016 Secured Credit Facility was likewise terminated.

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

Share Repurchase

During 2017, we have not repurchased any shares of our common stock under our current stock repurchase program that was publicly announced in August 2014. Under our current program, we are authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. At June 30, 2017, we had $11.4 million of remaining authorization under this program. From 1997 through June 30, 2017, we have repurchased 67.9 million shares for an aggregate of $1.2 billion.

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

Our recent operating and financial performance has been marked by declining revenues, although the rate of those declines has abated in each of the past three quarters. Despite these declining revenues and continuing operating losses, we do believe that we are making progress that will ultimately return us to revenue growth and profitability.

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

We have also obtained the deferral of a significant contingent liability that otherwise would have been due in 2018. We are required (under the terms of the purchase agreement for the acquisition of 3Q Digital) to pay the former owners of 3Q Digital an additional consideration contingent on achievement of certain revenue growth goals for that business; the maximum amount of contingent consideration payment is $35 million. On May 1, 2017, we entered into an Agreement (the "3Q Agreement"), which defers our obligation to pay the contingent consideration to the former owners until April 1, 2019 or the sale of the 3Q Digital business, whichever is earlier.

We have taken actions to return the business to profitability and improve our cash, liquidity, and financial position. We have made expense reductions through downsizing our workforce and consolidating back-office and information technology functions. We also completed the closure of our Baltimore direct mail facility in the first quarter of 2017 in response to the declining demand for printed marketing materials. Continuing work from this facility was transitioned to other facilities, allowing for higher utilization rates. We have started to see the favorable impact of these actions and intend to continue efforts to reduce expenses through the end of 2017.

In addition to the actions discussed above, we are taking additional steps to improve our operational and financial performance. We continue to identify and act to secure additional cost reductions and operating efficiencies. We have also focused investments toward improving product offerings that we believe will improve revenue growth.

On April 18, 2017, we announced that as part of an initiative to enhance our strategic position and increase financial flexibility, we would seek strategic alternatives for our 3Q Digital business. The potential liquidity from this initiative would enhance our ability to invest in strategies to strengthen our core offerings.

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

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Loss. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Loss. Transactions such as these amounted to $0.6 million in pre-tax currency transaction losses in the first half of 2017. At this time, we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Our management, including our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2017. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Corporate Controller concluded that the company's disclosure controls and procedures were not effective as of June 30, 2017 due to the material weaknesses in internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we have undertaken actions to redesign processes and controls to address all of the material weaknesses. We have engaged specialists to assist us with reviewing, documenting, and (as needed) supplementing our controls, with a goal of providing controls that not only better address both the accuracy and precision of management’s review, but also enhance our ability to manage our business as it has evolved. We continue to evaluate our financial team and organizational structure, and have begun to make changes to roles and responsibilities to enhance controls and compliance. We expect to make further changes as our specialists deliver recommendations from their reviews. As we implement these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.

Although we intend to resolve all of the material control deficiencies discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective as a result of these efforts by any particular date. Our remediation plan will last through 2018 due to the number of controls involved, the need for new risk assessments and control design implementation, and ultimately testing of such controls.

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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2016 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2016 Form 10-K other than as described below. Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q, for a discussion of the economic climate and impact on our financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the second quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
April 1-30, 2017	60,030	$1.28	—	$11,437,538
May 1-31, 2017	—	$—	—	$11,437,538
June 1-30, 2017	—	$—	—	$11,437,538
Total	60,030	$1.28	—
(1)  Represents shares withheld to offset withholding taxes upon the vesting of unvested shares.

(2) The Board does not anticipate purchasing any shares of our common stock through our stock repurchase program that was publicly announced in August 2014 for the foreseeable future. Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of June 30, 2017, we have repurchased 1.5 million shares and spent $11.4 million under the 2014 stock repurchase program. Through June 30, 2017, we had repurchased a total of 67.9 million shares at an average price of $18.10 per share under all current and previous repurchase programs.

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

HARTE HANKS, INC.

October 2, 2017	/s/ Karen A. Puckett
Date	Karen A. Puckett
President and Chief Executive Officer

October 2, 2017	/s/ Robert L. R. Munden
Date	Robert L. R. Munden
Executive Vice President, Chief Financial Officer,
and General Counsel and Secretary

October 2, 2017	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller