Form 10-Q
period 2017-09-30
HARTE HANKS INC
filed 2017-11-08
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 15, 2017 was 62,068,179 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended September 30, 2017

PART I.         FINANCIAL INFORMATION
Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

In thousands, except per share and share amounts	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$11,403	$46,005
Accounts receivable (less allowance for doubtful accounts of $866 at September 30, 2017 and $1,028 at December 31, 2016)	90,687	88,813
Inventory	796	838
Prepaid expenses	5,372	5,944
Prepaid taxes and income tax receivable	8,836	2,895
Other current assets	4,424	4,934
Total current assets	121,518	149,429
Property, plant and equipment (less accumulated depreciation of $137,176 at September 30, 2017 and $141,388 at December 31, 2016)	21,078	23,924
Goodwill	34,510	34,510
Other intangible assets (less accumulated amortization of $2,015 at September 30, 2017 and $1,471 at December 31, 2016)	2,758	3,302
Other assets	2,877	2,272
Total assets	$182,741	$213,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$42,458	$45,563
Accrued payroll and related expenses	10,332	9,990
Deferred revenue and customer advances	6,889	6,505
Income taxes payable	655	30,436
Customer postage and program deposits	6,961	7,985
Other current liabilities	4,225	4,188
Total current liabilities	71,520	104,667
Long-term debt	12,000	—
Pensions	59,723	60,836
Contingent consideration	32,847	29,725
Deferred tax liabilities, net	9,893	11,044
Other long-term liabilities	3,154	4,509
Total liabilities	189,137	210,781
Stockholders’ (deficit) equity
Common stock, $1 par value, 250,000,000 shares authorized 120,746,615 shares issued at September 30, 2017 and 120,436,735 shares issued at December 31, 2016	120,747	120,437
Additional paid-in capital	348,159	350,245
Retained earnings	823,924	837,316
Less treasury stock, 58,678,436 shares at cost at September 30, 2017 and 58,791,630 shares at cost at December 31, 2016	(1,254,889)	(1,259,164)
Accumulated other comprehensive loss	(44,337)	(46,178)
Total stockholders’ (deficit) equity	(6,396)	2,656
Total liabilities and stockholders’ equity	$182,741	$213,437

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,
In thousands, except per share amounts	2017	2016
Operating revenues	$94,424	$97,425
Operating expenses
Labor	55,047	59,484
Production and distribution	26,726	27,275
Advertising, selling, general and administrative	9,145	11,586
Depreciation, software and intangible asset amortization	2,556	3,166
Total operating expenses	93,474	101,511
Operating income (loss)	950	(4,086)
Other expenses
Interest expense, net	1,285	704
Other, net	1,763	596
Total other expenses	3,048	1,300
Loss from continuing operations before income taxes	(2,098)	(5,386)
Income tax expense (benefit)	382	(1,101)
Loss from continuing operations	$(2,480)	$(4,285)

Income from discontinued operations, net of income taxes	$—	$1,244

Net loss	$(2,480)	$(3,041)

Basic earnings (loss) per common share
Continuing operations	$(0.04)	$(0.07)
Discontinued operations	—	0.02
Basic loss per common share	$(0.04)	$(0.05)

Weighted-average common shares outstanding	62,012	61,543

Diluted earnings (loss) per common share
Continuing operations	$(0.04)	$(0.07)
Discontinued operations	—	0.02
Diluted loss per common share	$(0.04)	$(0.05)

Weighted-average common and common equivalent shares outstanding	62,012	61,543

Net loss	$(2,480)	$(3,041)

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$413	$358
Foreign currency translation adjustment	33	(437)
Other comprehensive income (loss), net of tax	446	(79)
Comprehensive loss	$(2,034)	$(3,120)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Nine Months Ended September 30,
In thousands, except per share amounts	2017	2016
Operating revenues	$284,040	$294,305
Operating expenses
Labor	172,500	184,480
Production and distribution	80,125	84,581
Advertising, selling, general and administrative	30,431	35,162
Depreciation, software and intangible asset amortization	8,166	9,403
Total operating expenses	291,222	313,626
Operating loss	(7,182)	(19,321)
Other expenses
Interest expense, net	3,543	2,399
Other, net	5,087	944
Total other expenses	8,630	3,343
Loss from continuing operations before income taxes	(15,812)	(22,664)
Income tax benefit	(3,293)	(5,778)
Loss from continuing operations	$(12,519)	$(16,886)

Income from discontinued operations, net of income taxes	$—	$3,980

Net loss	$(12,519)	$(12,906)

Basic earnings (loss) per common share
Continuing operations	$(0.20)	$(0.27)
Discontinued operations	—	0.06
Basic loss per common share	$(0.20)	$(0.21)

Weighted-average common shares outstanding	61,866	61,445

Diluted earnings (loss) per common share
Continuing operations	$(0.20)	$(0.27)
Discontinued operations	—	0.06
Diluted loss per common share	$(0.20)	$(0.21)

Weighted-average common and common equivalent shares outstanding	61,866	61,445

Net loss	$(12,519)	$(12,906)

Declared dividends per share	$—	$0.09

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$1,164	$1,238
Foreign currency translation adjustment	677	(1,856)
Other comprehensive income (loss), net of tax	1,841	(618)
Comprehensive loss	$(10,678)	$(13,524)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In thousands	2017	2016
Cash flows from operating activities
Net loss	$(12,519)	$(12,906)
Adjustments to reconcile net loss to net cash provided by operating activities
Income from discontinued operations, net of tax	—	(3,980)
Depreciation and software amortization	7,622	8,787
Intangible asset amortization	544	616
Stock-based compensation	1,818	2,373
Net pension cost (payments)	827	297
Interest accretion on contingent consideration	3,122	1,730
Adjustments to fair value of contingent consideration	—	(247)
Amortization of debt issuance costs	—	495
Deferred income taxes	(1,917)	(3,243)
Loss on disposal of assets	135	—
Other, net	—	28
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	(1,874)	25,979
Decrease (increase) in inventory	42	(58)
Decrease (increase) in prepaid expenses and other current assets	(4,864)	2,887
Increase (decrease) in accounts payable	(3,840)	1,662
Decrease in other accrued expenses and liabilities	(31,062)	(2,667)
Net cash provided by (used in) continuing operations	(41,966)	21,753
Net cash provided by discontinued operations	—	4,774
Net cash provided by (used in) operating activities	(41,966)	26,527

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(3,500)
Purchases of property, plant and equipment	(4,112)	(6,870)
Proceeds from sale of property, plant and equipment	18	280
Net cash used in investing activities within continuing operations	(4,094)	(10,090)
Net cash used in investing activities within discontinued operations	—	(2,431)
Net cash used in investing activities	(4,094)	(12,521)

Cash flows from financing activities
Borrowings	27,000	160,570
Repayment of borrowings	(15,211)	(174,828)
Debt financing costs	(515)	(2,189)
Issuance of common stock	(110)	(229)
Issuance of treasury stock	—	130
Payment of capital leases	(383)	—
Dividends paid	—	(5,285)
Net cash provided by (used in) financing activities of continuing operations	10,781	(21,831)

Effect of exchange rate changes on cash and cash equivalents	677	(1,856)
Net decrease in cash and cash equivalents	(34,602)	(9,681)
Cash and cash equivalents at beginning of period	46,005	16,564
Cash and cash equivalents at end of period	$11,403	$6,883

Supplemental disclosures
Cash paid for interest	$172	$4,252
Cash paid for income taxes, net of refunds	$34,723	$2,248
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$1,174	$264
New capital lease obligations	$58	$274
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity
(Unaudited)

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	$120,147	$353,050	$973,538	$(1,262,859)	$(43,560)	$140,316
Exercise of stock options and release of unvested shares	284	(284)	—	(229)	—	(229)
Net tax effect of stock options exercised and release of unvested shares	—	(1,091)	—	—	—	(1,091)
Stock-based compensation	—	2,241	—	—	—	2,241
Dividends paid ($0.085 per share)	—	—	(5,285)	—	—	(5,285)
Treasury stock issued	—	(2,905)	—	3,035	—	130
Net loss	—	—	(12,906)	—	—	(12,906)
Other comprehensive loss	—	—	—	—	(618)	(618)
Balance at September 30, 2016	$120,431	$351,011	$955,347	$(1,260,053)	$(44,178)	$122,558

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 31, 2016	$120,437	$350,245	$837,316	$(1,259,164)	$(46,178)	$2,656
Cumulative effect of accounting change	—	709	(873)	—	—	(164)
Exercise of stock options and release of unvested shares	310	(310)	—	(110)	—	(110)
Stock-based compensation	—	1,760	—	—	—	1,760
Treasury stock issued	—	(4,245)	—	4,385	—	140
Net loss	—	—	(12,519)	—	—	(12,519)
Other comprehensive income	—	—	—	—	1,841	1,841
Balance at September 30, 2017	$120,747	$348,159	$823,924	$(1,254,889)	$(44,337)	$(6,396)

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

Interim Financial Information

The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

Discontinued Operations

As discussed in Note M, Discontinued Operations, we sold the assets of Trillium Software, Inc. and its subsidiaries (collectively "Trillium") as of December 23, 2016. As such, the results of operations, financial position, and cash flows for Trillium are reported separately as discontinued operations for the three and nine months ended September 30, 2016 presented in the Condensed Consolidated Financial Statements. Results of the remaining Harte Hanks business are reported as continuing operations.

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

On May 1, 2017, we entered into an agreement with 3Q Digital (the "3Q Agreement") which allows us to defer payment of the significant contingent liability that otherwise would have been due in 2018. Under the terms of the 3Q Digital purchase agreement, we are required to pay the former owners of 3Q Digital up to $35.0 million of additional consideration contingent on achievement of certain revenue growth goals. The 3Q Agreement defers our obligation to pay such contingent consideration until April 1, 2019, or the sale of the 3Q Digital business, whichever is earlier.

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

We continue to take actions to return the business to profitability and improve our cash, liquidity, and financial position. We have implemented expense reduction actions, including downsizing our workforce and consolidating back-office and information technology functions. We completed the closure of our Baltimore direct mail facility in the first quarter of 2017 in response to the declining demand for printed marketing materials. Continuing work from this facility was transitioned to other facilities, allowing for higher utilization rates. We have started to see the favorable impact of these actions and intend to continue efforts to reduce expenses through the end of 2017.

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

Reclassifications

Certain amounts in the financial statements from the prior years have been reclassified to conform to the current year's presentation. This includes the retrospective adoption of ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, resulted in the reclassification of pension expense previously recorded in Labor as of September 30, 2016 to Other, net in the Condensed Consolidated Statements of Comprehensive Loss.

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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to present the service cost component of net benefit cost with the other current compensation costs. All other components of net benefit cost are to be reported outside of operating income. This ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. This change is required to be applied using a retrospective transition method for each period presented. We adopted the update as of the first quarter of 2017. As a result of the adoption of this ASU, we reclassified $1.5 million of pension expense recorded in Labor in the nine months ended September 30, 2016 to Other, net in the Condensed Consolidated Statements of Comprehensive Loss.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge in the amount that the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted this standard in January 2017, and will apply it as necessary in our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting, which requires entities with share-based payment awards to recognize all related excess tax benefits and tax deficiencies as income tax expenses or benefit in the income statement. This ASU is effective for interim and annual periods beginning after December 15, 2016. We have adopted the update as of the first quarter of 2017. As a result of the adoption of this ASU, excess tax benefits or deficiencies will now be reflected in the Condensed Consolidated Statements of Comprehensive Loss as a component of income taxes, whereas they previously would be recognized in equity. Excess tax benefits will be recognized in the Consolidated Statement of Cash Flow as an operating activity, with the prior periods adjusted accordingly. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The ASU was adopted on a modified retrospective basis and no prior periods were restated as a result of the change in accounting policy.

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

Note D — Goodwill and Other Intangible Assets

Under the provisions of FASB ASC 350, Intangibles-Goodwill and Other (ASC 350), goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate that it is more likely than not that goodwill is impaired. We perform our annual goodwill impairment assessment as of November 30th of each year.

We continuously monitor potential triggering events, including changes in the business climate in which we operate, attrition of key personnel, the current volatility in the capital markets, the company’s market capitalization compared to our book value, our recent operating performance, and financial projections. During the quarter ended September 30, 2017, we did not identify any triggering events that require testing for impairment. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges in the future.

The changes in the carrying amount of goodwill are as follows:

In thousands	Total
Balance at December 31, 2016	$34,510
Additions to goodwill	—
Impairment	—
Balance at September 30, 2017	$34,510

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

The changes in the carrying amount of other intangible assets with definite lives are as follows:

In thousands	Total
Balance at December 31, 2016	$3,302
Amortization	(544)
Balance at September 30, 2017	$2,758

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

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A., that provides a $20 million revolving credit facility (the "Texas Capital Credit Facility"). The Texas Capital Credit Facility is being used for general corporate purposes and to provide collateral for letters of credit issued by Texas Capital Bank up to $5.0 million. The Texas Capital Credit Facility is secured by substantially all assets of the company and its material domestic subsidiaries. The Texas Capital Credit Facility is guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).

The Texas Capital Credit Facility is due and payable in full on April 17, 2019. We can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime less 0.75%. Unused credit balances will accrue interest at 0.50%. Harte Hanks is required to pay an annual fee of $0.5 million as consideration for the collateral balances provided by HHS Guaranty, LLC and reimburse it for certain costs if incurred as a result of the guarantee.

The Texas Capital Credit Facility is subject to customary covenants requiring insurance, legal compliance, payment of taxes, prohibition of second liens, and secondary indebtedness, as well as the filing of quarterly and annual financial statements.

As of August 9, 2017, we were not in compliance with the Texas Capital Credit Facility's covenant requiring us to file our financial reports for the quarter ending June 30, 2017 with the Securities and Exchange Commission within forty-five days of the quarter end. On August 14, 2017, we entered into a waiver with Texas Capital Bank that waived our noncompliance through October 20,

2017. We filed our financial reports for the quarter ending June 30,2017 on October 2, 2017. We are required to meet covenants established by the Texas Capital Credit Facility following the expiration of the waiver.

Our long-term debt obligations were as follows:

In thousands	September 30, 2017	December 31, 2016
Texas Capital Credit Facility ($20.0 million capacity), various interest rates based on (a) LIBOR plus 1.95% or (b) prime minus 0.75% (effective rate of 3.18% at September 30, 2017), due April 17, 2019	$12,000	$—
Total debt	12,000	—
Less current maturities	—	—
Total long-term debt	$12,000	$—

The carrying values and estimated fair value of our outstanding debt were as follows:

	September 30, 2017		December 31, 2016
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$12,000	$12,000	$—	$—

Based on the recent entry into the Texas Capital Credit Facility, carrying values estimate fair value. These current rates are considered Level 2 inputs under the fair value hierarchy established by ASC 820, Fair Value Measurement, as they are based upon information obtained from third party banks.

At September 30, 2017, we had letters of credit in the amount of $3.8 million. $3.3 million of our letters of credit were backed by cash collateral with the other $0.5 million offset against our availability on the Texas Capital Credit Facility. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability. No amounts were drawn against these letters of credit at September 30, 2017.

Note F — Stock-Based Compensation

We maintain stock incentive plans for the benefit of certain officers, directors, and employees, including the 2013 Omnibus Incentive Plan (the "2013 Plan"). Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Loss. We recognized $1.8 million and $2.4 million of stock-based compensation expense during the nine months ended September 30, 2017 and 2016, respectively.

All stock-based awards granted during the nine months ended September 30, 2017 were granted under the 2013 Plan.

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

The following table summarizes all stock option activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance as of December 31, 2016	3,705,893	$7.72	4.74
Granted	—	—
Exercised	—	—
Forfeited	(89,630)	7.13
Vested options expired	(847,898)	11.07
Balance as of September 30, 2017	2,768,365	6.72	5.10

Vested and expected to vest as of September 30, 2017	2,768,365	$6.72	5.10

Exercisable as of September 30, 2017	2,003,764	$7.59	3.73

As of September 30, 2017, there was $0.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.82 years.

Cash Stock Appreciation Rights

During the nine months ended September 30, 2017, the Board approved cash settling stock appreciation rights under the 2013 Plan.

Cash stock appreciation rights vest in 25% increments on the first four anniversaries of the grant date. Cash stock appreciation rights settle solely in cash and are treated as a liability.

The following table summarizes all stock appreciation rights activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2016	—	$—
Granted	866,196	0.97
Vested	—	—
Forfeited	—	—
Cash stock appreciation rights outstanding at September 30, 2017	866,196	$0.97

As of September 30, 2017, there was $0.5 million of total unrecognized compensation cost related to cash stock appreciation rights. The cost is expected to be recognized over a weighted average period of approximately 3.73 years. Changes in our stock price, the volatility of our stock price, and the risk-free rate of interest will result in adjustments to compensation expense and the corresponding liability over the applicable service period.

Unvested Shares

Unvested shares vest in three equal increments on the first three anniversaries of their grant date. Unvested shares settle solely in common stock and are treated as equity.

The following table summarizes all unvested share activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant- Date Fair Value
Balance as of December 31, 2016	945,252	$3.76
Granted	1,336,060	0.98
Vested	(405,241)	4.13
Forfeited	(132,468)	2.76
Unvested shares outstanding at September 30, 2017	1,743,603	$1.61

As of September 30, 2017, there was $2.3 million of total unrecognized compensation cost related to unvested shares. This cost is expected to be recognized over a weighted average period of approximately 1.96 years.

Phantom Stock Units

Phantom stock units vest in 25% increments on the first four anniversaries of the grant date. Phantom stock units settle solely in cash and are treated as a liability.

The following table summarizes all phantom stock activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant- Date Fair Value
Balance as of December 31, 2016	531,820	$2.69
Granted	560,000	0.97
Settled	(125,046)	2.69
Forfeited	(112,360)	2.51
Phantom stock units outstanding at September 30, 2017	854,414	$1.59

As of September 30, 2017, there was $0.8 million of total unrecognized compensation cost related to phantom stock. This cost is expected to be recognized over a weighted average period of approximately 3.32 years. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period.

Performance Stock Units

Performance stock units vest in a range between 0% to 100% based upon certain performance criteria in a three-year period. At the end of the performance period, the number of shares paid will be based on our performance versus the target. Performance stock units settle solely in common stock and are treated as equity.

The following table summarizes all performance stock unit activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant- Date Fair Value
Balance as of December 31, 2016	844,315	$2.56
Granted	711,268	0.99
Settled	—	—
Forfeited	(104,946)	4.79
Performance stock units outstanding at September 30, 2017	1,450,637	$1.63

As of September 30, 2017, there was $1.3 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 1.90 years.

Cash Performance Stock Units

Cash performance stock units vest in a range between 0% to 100% based upon certain performance criteria measured over a three-year period. At the end of the performance period, the number of shares settled in cash will be based on our performance versus the target. Cash performance stock units settle solely in cash and are treated as a liability.

The following table summarizes all cash performance stock unit activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant- Date Fair Value
Balance as of December 31, 2016	444,005	$2.69
Granted	1,098,871	1.01
Settled	—	—
Forfeited	(37,784)	2.69
Cash performance stock units outstanding at September 30, 2017	1,505,092	$1.46

As of September 30, 2017, there was $1.1 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 2.38 years. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period. Expense is also adjusted up or down based on the current estimate of future performance against the established performance goals.

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016
Interest cost	$1,837	$1,950	$5,511	$5,851
Expected return on plan assets	(1,832)	(2,061)	(5,496)	(6,183)
Recognized actuarial loss	688	596	2,065	1,789
Net periodic benefit cost	$693	$485	$2,080	$1,457

We are not required to make, and do not intend to make, any contributions to our Qualified Pension Plan in 2017. Based on current estimates we will not be required to make any contributions to our Qualified Pension Plan until the 2018 plan year.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under our Restoration Pension Plan of $0.4 million and$1.3 million in the three and nine months ended September 30, 2017, respectively.

Note H — Income Taxes

For the three months ended September 30, 2017, an income tax expense of $0.4 million resulted in a negative effective income tax rate of 18.2%. For the nine months ended September 30, 2017, an income tax benefit of $3.3 million resulted in an effective income tax rate of 20.8%. We have calculated the provision for income taxes for the three and nine months ended September 30, 2017 by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. The effective income tax rate calculated for the three and nine months ended September 30, 2017 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

For the three months ended September 30, 2016, an income tax benefit of $1.1 million resulted in an effective income tax rate of 20.4%. For the nine months ended September 30, 2016, an income tax benefit of $5.8 million resulted in an effective income tax rate of 25.5%. We used a discrete effective tax rate method to calculate income taxes for the three and nine months ended September 30, 2016 because we determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the three and nine months ended September 30, 2016. The effective income tax rate calculated for the three and nine months ended September 30, 2016 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2012. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2014.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Loss. We did not have a significant amount of interest or penalties accrued at September 30, 2017 or December 31, 2016.

Note I — Earnings Per Share

In periods in which the company has net income from continuing operations, the company is required to calculate earnings per share using the two-class method. The two-class method is required because the company's unvested shares granted before 2017 are considered participating securities. Participating securities have the right to receive dividends should the company declare dividends on its common stock. Under the two-class method, undistributed and distributed earnings are allocated on a pro-rata basis to the common and restricted stockholders. The weighted-average number of common and restricted shares outstanding during the period is then used to calculate earnings per share ("EPS") for each class of shares.

In periods in which the company has a net loss from continuing operations, basic loss per share is calculated using the treasury stock method. The treasury stock method is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the calculation would be anti-dilutive.

Reconciliations of basic and diluted EPS are as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2017	2016
Net Loss
Loss from continuing operations	$(2,480)	$(4,285)
Income from discontinued operations	—	1,244
Net loss	$(2,480)	$(3,041)

Basic Earnings (Loss) per Common Share
Weighted-average common shares outstanding	62,012	61,543
Basic earnings (loss) per common share
Continuing operations	$(0.04)	$(0.07)
Discontinued operations	—	0.02
Basic earnings (loss) per common share	$(0.04)	$(0.05)

Diluted Earnings (Loss) per Common Share
Weighted-average common and common equivalent shares outstanding	62,012	61,543
Diluted earnings (loss) per common share
Continuing operations	$(0.04)	$(0.07)
Discontinued operations	—	0.02
Diluted earnings (loss) per common share	$(0.04)	$(0.05)

Computation of Shares Used in Earnings (Loss) Per Common Share
Weighted-average common shares outstanding	62,012	61,543
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	—
Shares used in diluted earnings (loss) per common share computations	62,012	61,543

2.8 million and 4.1 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2017 and 2016, respectively. 1.7 million and 1.3 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30,
In thousands, except per share amounts	2017	2016
Net Loss
Loss from continuing operations	$(12,519)	$(16,886)
Income from discontinued operations	—	3,980
Net loss	$(12,519)	$(12,906)

Basic Earnings (Loss) per Common Share
Weighted-average common shares outstanding	61,866	61,445
Basic earnings (loss) per common share
Continuing operations	$(0.20)	$(0.27)
Discontinued operations	—	0.06
Basic earnings (loss) per common share	$(0.20)	$(0.21)

Diluted Earnings (Loss) per Common Share
Weighted-average common and common equivalent shares outstanding	61,866	61,445
Diluted earnings (loss) per common share
Continuing operations	$(0.20)	$(0.27)
Discontinued operations	—	0.06
Diluted earnings (loss) per common share	$(0.20)	$(0.21)

Computation of Shares Used in Earnings (Loss) Per Common Share
Weighted-average common shares outstanding	61,866	61,445
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	—
Shares used in diluted earnings (loss) per common share computations	61,866	61,445

3.1 million and 4.2 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2017 and 2016, respectively. 1.1 million and 1.1 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2017 and 2016, respectively.

Note J — Comprehensive Loss

Comprehensive loss for a period encompasses net loss and all other changes in equity other than from transactions with our stockholders. Our comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016
Net loss	$(2,480)	$(3,041)	$(12,519)	$(12,906)

Other comprehensive income (loss):
Adjustment to pension liability	688	596	1,940	2,063
Tax expense	(275)	(238)	(776)	(825)
Adjustment to pension liability, net of tax	413	358	1,164	1,238
Foreign currency translation adjustment	33	(437)	677	(1,856)
Total other comprehensive income (loss)	446	(79)	1,841	(618)

Total comprehensive loss	$(2,034)	$(3,120)	$(10,678)	$(13,524)

Changes in accumulated other comprehensive loss by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(46,977)	$799	$(46,178)
Other comprehensive income, net of tax, before reclassifications	—	677	677
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,164	—	1,164
Net current period other comprehensive income, net of tax	1,164	677	1,841
Balance at September 30, 2017	$(45,813)	$1,476	$(44,337)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2015	$(43,915)	$355	$(43,560)
Other comprehensive loss, net of tax, before reclassifications	—	(1,856)	(1,856)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,238	—	1,238
Net current period other comprehensive income (loss), net of tax	1,238	(1,856)	(618)
Balance at September 30, 2016	$(42,677)	$(1,501)	$(44,178)

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

The purchase agreement for the 2015 acquisition of 3Q Digital includes a contingent consideration arrangement that requires us to pay the former owners of 3Q Digital an additional cash payment depending on achievement of certain revenue growth goals. The potential undiscounted amount of all future payments that could be required to be paid under this contingent consideration arrangement up to $35.0 million in cash payable in 2018.

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

The estimate of fair value of the contingent consideration requires subjective assumptions to be made regarding revenue growth, discount rates, discount periods, and probability assessments with respect to the likelihood of reaching the established targets. The fair value measurement is based on significant inputs unobservable in the market and thus represents a Level 3 measurement. Measurement is sensitive to changes in revenue projections used in the assumptions. Changes in current expectations and revenue performance could change the probability of achieving the targets within the measurement period and result in an increase or decrease in the fair value of the contingent consideration. As of September 30, 2017, we expect that the contingent consideration will be paid at the maximum potential amount of $35.0 million.

A reconciliation of accrued balances of the contingent consideration using significant unobservable inputs is as follows:

In thousands	Fair Value
Balance at December 31, 2016	$29,725
Accretion of interest	3,122
Balance at September 30, 2017	$32,847

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

Summarized operating results for the Trillium discontinued operations, through the dates of disposal, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016
Revenue	$—	$11,683	$—	$35,554

Labor	—	4,413	—	14,916
Production and distribution	—	171	—	583
Advertising, selling, general and administrative	—	2,535	—	8,299
Depreciation and software amortization	—	576	—	1,677
Interest expense, net	—	1,784	—	3,870
Other, net	—	587	—	765
Income from discontinued operations before income taxes	—	1,617	—	5,444
Income tax expense	—	373	—	1,464
Net income from discontinued operations	$—	$1,244	$—	$3,980

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, Form 10-Q for the quarter ended September 30, 2017, and in the “Cautionary Note Regarding Forward-Looking Statements” in our third quarter 2017 earnings release issued on September 28, 2017. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future.

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

Our services provide our clients around the globe with a wide variety of integrated, multichannel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use those tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers. We offer a full complement of capabilities and resources to provide a broad range of marketing services, in print and electronic media from direct mail to email, including:

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

Results of Continuing Operations

Previously, Harte Hanks also provided data quality solutions through Trillium. As discussed in Note M, Discontinued Operations, of the Notes to Condensed Consolidated Financial Statements we sold our Trillium operations on December 23, 2016 for gross proceeds of $112.0 million. Because Trillium represented a distinct business unit with operations and cash flows that can be clearly distinguished from the rest of Harte Hanks, both operationally and for financial purposes, the results of the Trillium operations are reported as discontinued operations for all periods presented and are excluded from Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Results of the remaining Harte Hanks business are reported as continuing operations.

Operating results from continuing operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2017	2016	% Change	2017	2016	% Change
Revenues	$94,424	$97,425	(3.1)%	$284,040	$294,305	(3.5)%
Operating expenses	93,474	101,511	(7.9)%	291,222	313,626	(7.1)%
Operating income (loss) from continuing operations	$950	$(4,086)	(123.3)%	$(7,182)	$(19,321)	(62.8)%

Operating margin	1.0%	(4.2)%		(2.5)%	(6.6)%

Loss from continuing operations before taxes	$(2,098)	$(5,386)	(61.0)%	$(15,812)	$(22,664)	(30.2)%

Loss per common share from continuing operations	(0.04)	(0.07)	(42.9)%	(0.20)	(0.27)	(25.9)%

Revenues

Third Quarter of 2017 vs. Third Quarter of 2016

Revenues from continuing operations decreased $3.0 million, or 3.1%, in the third quarter of 2017 compared to the third quarter of 2016. These results reflect the impact of our retail, B2B, and consumer verticals decreasing $1.7 million, or 6.4%, $2.2 million, or 10.1%, and $0.2 million, or 0.8%, respectively. This is due to lost clients and clients reducing their marketing spend with us. These decreases were offset slightly by an increase in our financial services vertical of $1.2 million, or 8.4%. This increase was generated by expansion of work from existing clients. Our transportation and healthcare verticals were flat to the prior year.

First Nine Months of 2017 vs. First Nine Months of 2016

Revenues from continuing operations decreased $10.3 million, or 3.5%, in the first nine months of 2017 compared to the first nine months of 2016. These results reflect the impact of our retail, healthcare, and B2B verticals decreasing $6.8 million, or 8.8%, $5.4 million, or 24.9%, and $2.0 million, or 3.2%, respectively. This is primarily due to lost clients and clients reducing their marketing spend on programs with us. These decreases were offset slightly by increases in our consumer and financial services verticals of $1.2 million, or 1.8%, and $3.0 million, or 7.2%, respectively. These increases were generated by expansion of work from existing clients. Our transportation vertical was flat to the prior year.

Revenues from our vertical markets are impacted by, among other things, the economic fundamentals of each industry, various market factors, including the demand for our services by our clients, and the financial condition of and budgets available to specific clients.

Operating Expenses

Third Quarter of 2017 vs. Third Quarter of 2016

Operating expenses from continuing operations were $93.5 million in the third quarter of 2017, compared to $101.5 million in the third quarter of 2016. Labor costs decreased $4.4 million, or 7.5%, compared to the third quarter of 2016 primarily due to lower managed payroll expense as a result of our expense reduction efforts. General and administrative expense decreased $2.4 million, or 21.1%, compared to the prior year primarily due a reduction in employee related expenses. Production and distribution decreased $0.5 million, or 2.0%, compared to the same quarter of the prior year primarily due to a decrease in outsourced services and mail supply chain expenses. Depreciation and intangible asset and software amortization expense decreased $0.6 million, or 19.3%, compared to the third quarter of 2016.

First Nine Months of 2017 vs. First Nine Months of 2016

Operating expenses from continuing operations were $291.2 million in the first nine months of 2017, compared to $313.6 million in the first nine months of 2016. Labor costs decreased $12.0 million, or 6.5%, compared to the first nine months of 2016 primarily due to lower managed payroll expense as a result of our expense reduction efforts. General and administrative expense decreased $4.7 million, or 13.5%, compared to the prior year primarily due a reduction in employee-related expenses. Production and distribution decreased $4.5 million, or 5.3%, compared to the prior year primarily due to a decrease in outsourced services and mail supply chain expenses. Depreciation and intangible asset and software amortization expense decreased $1.2 million, or 13.2%, compared to the first nine months of 2016.

Our largest cost components are labor, outsourced costs, and mail supply chain costs. Each of these costs are somewhat variable and tend to fluctuate with the demand for our services. Mail supply chain rates have increased over the last few years due to demand within the transportation industry. Future changes in mail supply chain rates will continue to impact our total production costs and total operating expenses and may have an impact on future demand for our supply chain management services.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Interest Expense

Third Quarter of 2017 vs. Third Quarter of 2016

Interest expense, net, in the third quarter of 2017 increased $0.6 million compared to the third quarter of 2016. This increase is due to an increase in interest accretion related to the 3Q Digital contingent consideration and interest expense incurred on the Texas Capital Credit Facility. Interest expense incurred in 2016 related to the 2016 Secured Credit Facility was reclassified to discontinued operations in accordance with ASC 205-20-45-6 and is not reflected in the change in interest expense.

First Nine Months of 2017 vs. First Nine Months of 2016

Interest expense, net, in the first nine months of 2017 increased $1.1 million compared to the first nine months of 2016. This increase is due to an increase in interest accretion related to the 3Q Digital contingent consideration and interest expense incurred on the Texas Capital Credit Facility. Interest expense incurred in 2016 related to the 2016 Secured Credit Facility was reclassified to discontinued operations in accordance with ASC 205-20-45-6 and is not reflected in the change in interest expense

Other Income and Expense

Third Quarter of 2017 vs. Third Quarter of 2016

Other expense, net, increased $1.2 million in the third quarter of 2017 compared to third quarter of 2016. The increase is primarily the result of an increase in pension expense and losses on fixed asset disposals.

First Nine Months of 2017 vs. First Nine Months of 2016

Other expense, net, increased $4.1 million in the first nine months of 2017 compared to the first nine months of 2016. The increase is primarily the result of an increase in pension expense and losses on fixed asset disposals.

Income Taxes

Third Quarter of 2017 vs. Third Quarter of 2016

The income tax expense of $0.4 million in the third quarter of 2017 represents an increase in expense of $1.5 million when compared to the third quarter of 2016. Our income tax expense in the third quarter of 2017 resulted in a negative effective tax rate of 18.2%, decreasing from a rate of 20.4% for the third quarter of 2016. The effective income tax rate differs from the federal statutory rate of 35.0% primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

First Nine Months of 2017 vs. First Nine Months of 2016

The income tax benefit of $3.3 million in the first nine months of 2017 represents a decrease in benefit of $2.5 million when compared to the first nine months of 2016. Our effective tax rate was 20.8% for the first nine months of 2017, decreasing from a rate of 25.5% for the first nine months of 2016. The effective income tax rate differs from the federal statutory rate of 35.0% primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries.

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

Earnings (Loss) Per Share from Continuing Operations

Third Quarter of 2017 vs. Third Quarter of 2016

We recorded net loss from continuing operations of $2.5 million and loss per share from continuing operations of $0.04 in the third quarter of 2017. These results compare to net loss from continuing operations of $4.3 million and loss per share from continuing operations of $0.07 per share in the third quarter of 2016.

First Nine Months of 2017 vs. First Nine Months of 2016

We recorded net loss from continuing operations of $12.5 million and loss per share from continuing operations of $0.20 in the first nine months of 2017. These results compare to net loss from continuing operations of $16.9 million and loss per share from continuing operations of $0.27 per share in the first nine months of 2016.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $11.4 million and $46.0 million at September 30, 2017 and December 31, 2016, respectively. Our principal sources of liquidity are cash on hand, cash provided by operating activities, borrowings, and proceeds from asset sales. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $42.0 million, compared to net cash provided by operating activities of $26.5 million for the nine months ended September 30, 2016. The $68.5 million year-over-year decrease is primarily the result of a $69.4 million difference in cash provided by changes in operating assets and liabilities. This difference is driven by a $28.4 million decrease in other accrued expenses and liabilities, which reflects the tax payment made in 2017 related to the taxable gain on the sale of our Trillium business in 2016. The other principal driver is the $27.9 million decrease in cash provided by accounts receivable due to our year over year revenue decline.

Investing Activities

Net cash used in investing activities was $4.1 million for the nine months ended September 30, 2017, compared to $12.5 million for the nine months ended September 30, 2016. Current year investing activities consisted of capital expenditures of $4.1 million. This compares to prior year investing activities consisting of the acquisition of Aleutian Consulting in March of 2016 for $3.5 million, capital expenditures of $6.9 million, and cash used for discontinued operations of $2.4 million.

Financing Activities

Net cash flows from financing activities was $10.8 million for the nine months ended September 30, 2017, compared to net cash used of $21.8 million for the nine months ended September 30, 2016. The $32.6 million increase is primarily due to the net cash borrowed from credit facilities of $11.8 million in 2017 as opposed to net cash paid of $14.3 million in 2016, as well as the lone dividend payment of $5.3 million made in the first quarter of 2016.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of September 30, 2017 and 2016 were $3.2 million and $4.0 million, respectively. The company is subject to, and has accrued additional U.S. income taxes and foreign withholding taxes for repatriated cash.

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

Share Repurchase

During 2017, we have not repurchased any shares of our common stock under our current stock repurchase program that was publicly announced in August 2014. Under our current program, we are authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. At September 30, 2017, we had $11.4 million of remaining authorization under this program. From 1997 through September 30, 2017, we have repurchased 67.9 million shares for an aggregate of $1.2 billion.

We are unlikely to make any repurchases in the near term. Any future decisions to repurchase shares of our common stock will be based upon determination by our board that such repurchases are in the best interest of our stockholders after considering our financial position, results of operations, the price of our common stock, credit conditions, and other relevant factors.

Outlook

We consider such factors as total cash and cash equivalents, current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities, and financing activities when assessing our liquidity. Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet operating, investing, and financing requirements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risks related to interest rate and foreign exchange rate variations. We may utilize derivative financial instruments to manage our exposure to such risks.

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

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Loss. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Loss. Transactions such as these amounted to $0.7 million in pre-tax currency transaction losses in the first nine months of 2017. At this time, we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Our management, including our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2017. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Corporate Controller concluded that the company's disclosure controls and procedures were not effective as of September 30, 2017 due to the material weaknesses in internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we have undertaken actions to redesign processes and controls to address all of the material weaknesses. We have engaged specialists to assist us with reviewing, documenting, and (as needed) supplementing our controls, with a goal of providing controls that not only better address both the accuracy and precision of management’s review, but also enhance our ability to manage our business as it has evolved. We continue to evaluate our financial team and organizational structure, and have begun to make changes to roles and responsibilities to enhance controls and compliance, including the recently announced hiring of a new Chief Financial Officer. We expect to make further changes as our specialists deliver recommendations from their reviews. As we implement these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the third quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
July 1-31, 2017	—	$—	—	$11,437,538
August 1-31, 2017	2,290	$0.80	—	$11,437,538
September 1-30, 2017	19,364	$0.87	—	$11,437,538
Total	21,654	$0.86	—
(1)  Represents shares withheld to offset withholding taxes upon the vesting of unvested shares.

(2) The company does not anticipate purchasing any shares of our common stock through our stock repurchase program that was publicly announced in August 2014 for the foreseeable future. Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of September 30, 2017, we have repurchased 1.5 million shares and spent $11.4 million under the 2014 stock repurchase program. Through September 30, 2017, we had repurchased a total of 67.9 million shares at an average price of $18.10 per share under all current and previous repurchase programs.

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

HARTE HANKS, INC.

November 8, 2017	/s/ Karen A. Puckett
Date	Karen A. Puckett
President and Chief Executive Officer

November 8, 2017	/s/ Robert L. R. Munden
Date	Robert L. R. Munden
Executive Vice President, Chief Financial Officer,
and General Counsel and Secretary

November 8, 2017	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller