Form 10-K
period 2017-12-31
HARTE HANKS INC
filed 2018-03-15
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($10.30) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017), was approximately $50,200,128.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2018 was 6,217,586 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the company’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

Harte Hanks, Inc. and Subsidiaries

Form 10-K Report
December 31, 2017

All common stock, equity, share, and per share amounts have been retroactively adjusted to reflect a one-for-ten reverse stock split which was effective January 31, 2018.

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

We are the successor to a newspaper business started by Houston Harte and Bernard Hanks in Texas in the early 1920s. We were incorporated in Delaware on October 1, 1970. In 1972, Harte Hanks went public and was listed on the New York Stock Exchange ("NYSE"). We became a private company in a leveraged buyout in 1984, and in 1993 we again went public and listed our common stock on the NYSE.

We provide public access to all reports filed with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "1934 Act"). These documents may be accessed free of charge on our website at www.hartehanks.com. There is not any information from this website incorporated by reference herein. These documents are provided as soon as practical after they are filed with the SEC and may also be found at the SEC’s website at www.sec.gov. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and nominating and corporate governance committees, and we will provide a printed copy of any of these documents to any requesting stockholder.

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

•
Direct Mail, Logistics, and Fulfillment. As a full-service direct marketing provider and a substantial mailing partner of the U.S. Postal Service ("USPS"), our operational mandate is to ensure creativity and quality, provide an understanding of the options available in technologies and segmentation strategies and capitalize on economies of scale with our variety of execution options. Our services include: digital printing, print on demand, advanced mail optimization, logistics and transportation optimization, tracking (including our proprietary prEtrak solution), commingling, shrink wrapping, and specialized mailings. We also maintain fulfillment centers where we provide custom kitting services, print on demand, product recalls, and freight optimization allowing our customers to distribute literature and other marketing materials.

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

Many of our client relationships start with an offering from the list above on an individual solution basis or a combination of our offerings from across our service offerings.

In 2017, 2016, and 2015, Harte Hanks had revenues from continuing operations of $383.9 million, $404.4 million, and $444.2 million, respectively.

Recent Developments

On January 9, 2018, we entered into an amendment (the "First Amendment") to our credit agreement with Texas Capital Bank, N.A. The First Amendment increases the availability under our revolving credit facility from $20 million to $22 million and extended term of the credit facility to April 17, 2020. See Note C, Long-Term Debt, in the Notes to Consolidated Financial Statements for further discussion.

On January 23, 2018, we entered into a Securities Purchase Agreement with Wipro, LLC ("Wipro"), under which Wipro paid $9.9 million for shares of our Series A Convertible Preferred Stock which are convertible into 16.0% of our common stock. The proceeds are being used for general corporate purposes, including to finance working capital. See Note P, Subsequent Events, in the Notes to Consolidated Financial Statements for further discussion.

On January 31, 2018, we executed a reverse stock split of shares of our common stock whereby every ten pre-split shares were exchanged for one post-split share of Harte Hanks' common stock (the "Reverse Stock Split"). No fractional shares were issued in connection with the Reverse Stock Split; stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. In addition, our authorized common stock was reduced from 250 million to 25 million shares. The number of authorized shares of preferred stock remains unchanged at one million shares. See Note P, Subsequent Events, in the Notes to Consolidated Financial Statements for further discussion.

On February 28, 2018, we sold our 3Q Digital, Inc. subsidiary to an entity owned by certain former owners of the 3Q Digital business. Consideration for the sale included $5.0 million in cash proceeds and assignment of a $35 million contingent consideration obligation of the company (related to our purchase of 3Q Digital in 2015) to the buyer, therefore relieving the company of such obligation. See Note P, Subsequent Events, in the Notes to Consolidated Financial Statements for further discussion.

Customers

Our services are marketed to specific industries or markets with services and software products tailored to each industry or market. We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications. We currently provide services primarily to the retail, B2B, financial services, consumer, and healthcare vertical markets, in addition to a range of other select markets. Our largest client (measured in revenue) comprised 9% of total revenues in 2017. Our largest 25 clients in terms of revenue comprised 59% of total revenues in 2017.

Sales and Marketing

Our enterprise sales force sells a variety of solutions and services to address client’s targeted marketing needs. We maintain solution-specific sales forces and sales groups to sell our individual products and solutions. Our direct sales forces, with industry-specific knowledge and experience, emphasize the cross-selling of a full range of direct marketing services and are supported by employees in each service area assigned to specific clients with industry specific expertise. We rely on our enterprise and solution sellers to primarily sell our products and services to new clients and task our employees supporting existing clients to expand our client relationship through additional solutions and products.

Facilities

Our services are provided at the following facilities, all of which are leased:

Domestic Offices
Austin, Texas	Maitland, Florida
Bellaire, Texas	New York, New York
Burlington, Vermont	Oakland, California
Chelmsford, Massachusetts	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas
Deerfield Beach, Florida	San Diego, California
Denver, Colorado	San Francisco, California
East Bridgewater, Massachusetts	San Mateo, California
Fullerton, California	Shawnee, Kansas
Grand Prairie, Texas	Trevose, Pennsylvania
Jacksonville, Florida	Texarkana, Texas
Langhorne, Pennsylvania	Wilkes-Barre, Pennsylvania

International Offices
Bristol, United Kingdom	Manila, Philippines
Hasselt, Belgium	Uxbridge, United Kingdom
Iasi, Romania

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

Discontinued Operations

Previously, Harte Hanks also provided data quality solutions through Trillium Software, Inc. (“Trillium US”). On December 23, 2016, (i) Harte Hanks completed the sale of Trillium US to Syncsort Incorporated (“US Buyer”), (ii) Harte-Hanks UK Limited (“UK Seller”) completed the sale of Harte-Hanks Trillium UK Limited (“Trillium UK”) to Syncsort Limited (“UK Buyer”), and (iii) Harte-Hanks GmbH (“German Seller” and together with Harte Hanks and UK Seller, the “Sellers”) completed the sale of Harte-Hanks Trillium Software Germany GmbH (“Trillium Germany” and together with Trillium US and Trillium UK, “Trillium”) to Syncsort GmbH (“German Buyer” and together with US Buyer and UK Buyer, the “Syncsort Buyers”), in each case pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) entered into on November 29, 2016 by and among the Sellers, the Syncsort Buyers, Trillium, and Harte Hanks, in its capacity as representative of the Sellers (such transaction, the “Trillium Sale”). The aggregate consideration received by the Sellers in respect of Trillium from the Syncsort Buyers was approximately $112.0 million in cash, less estimated purchase price adjustments, pursuant to the terms of the Purchase Agreement. A portion of the cash consideration was deposited into escrow for post-closing purchase price adjustments and the Sellers’ indemnification obligations.

The decision to sell Trillium largely derived from the desire to prioritize investments to support our other services that more directly serve chief marketing officers by optimizing our clients' customer journey across an omni-channel delivery platform. Because the Trillium business required continuing investment and development, and because the competitive and other market dynamics of software businesses were so distinct from our other services, we thought a sale of the business would be best for both the rest of our business as well as Trillium itself. The proceeds from the sale were used to repay in full, and allow the termination of, our 2016 secured credit facility with Wells Fargo Bank, N.A. See Liquidity and Capital Resources in the Management's Discussion and Analysis for further discussion.

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

We are also subject to, or affected by, numerous local, national, and international laws, regulations, and industry standards that regulate direct marketing activities, including those that address privacy, data security, and unsolicited marketing communications. Examples of some of these laws and regulations that may be applied to, or affect, our business or the businesses of our clients include the following:

•
The Federal Trade Commission’s positions regarding the processing of personal information and protecting consumers as expressed through its Protecting Consumer Privacy in an Era of Rapid Change, Data Brokers, Big Data and Cross-Device Tracking reports (each of which seek to address consumer privacy, data protection, and technological advancements related to the collection or use of personal information for marketing purposes).

•
Data protection laws in the European Union ("EU"), including the General Data Protection Regulation (EU Regulation 679/2016) which imposes a number of obligations with respect to the processing of personal data and prohibitions related to the transfer of personal information from the EU to other countries, including the U.S., that do not provide data subjects with an “adequate” level of privacy or security.

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

•
Federal and state laws governing the use of the email for marketing purposes, including the U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM"), Canada’s Anti-Spam Legislation ("CASL") and similar e-Privacy laws in Europe (in support of Directive 2002/58/EC).

•
Federal and state laws governing the use of telephones for unsolicited marketing purposes, including the Federal Trade Commission’s Telemarketing Sales Rule ("TSR"), the Federal Communications Commission’s Telephone Consumer Protection Act ("TCPA"), various U.S. state do-not-call laws, Canada’s National Do Not Call laws and rules (“Telecommunications Act”) and similar e-Privacy laws in Europe (in support of Directive 2002/58/EC).

•
Federal and state laws governing the collection and use of personal data online and via mobile devices, including but not limited to the Federal Trade Commission Act and the Children's Online Privacy Protection Act, which seek to address consumer privacy and protection.

•
Federal and state laws in the U.S., Canada, and Europe specific to data security and breach notification, which include required standards for data security and generally require timely notifications to affected persons in the event of data security breaches or other unauthorized access to certain types of protected personal data.

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

EMPLOYEES

As of December 31, 2017, Harte Hanks employed 5,392 full-time employees and 243 part-time employees, of which approximately 2,805 are based outside of the U.S., primarily in the Philippines. A portion of our workforce is provided to us through staffing companies. None of our workforce is represented by labor unions. We consider our relations with our employees to be good.

ITEM 1A.     RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "1933 Act") and Section 21E of the 1934 Act. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, (9) the impact of recent tax reform legislation on our results of operations, and (10) other statements regarding future events, conditions, or outcomes.

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

Our ten largest clients collectively represented 43.2% of our revenues for 2017. Furthermore, traditional consumer retail (which is experiencing significant business model and financial challenges) represented 24.9% of our 2017 revenues. While we typically have multiple projects with our largest customers which would not all terminate at the same time, the loss of one or more of the projects or contracts with one of our largest clients could adversely affect our business, results of operations, and financial condition if the lost revenues were not replaced with profitable revenues from that client or other clients.

We rely on business partners as an essential element of our go-to-market strategy, and we depend on one business partner, which is also a significant equity holder, for a large number of critical services.

We have determined that for some services, and most technology, we are best served by partnering with other companies, engaging them as vendors either on a standing or as-needed basis. We believe this approach reduces the investment needed to access these services and technologies for our clients, and provides greater flexibility in how we structure solutions for clients and adapt to market changes. However, because we do not own or control the service or technology partners, we are subject to the potential failure of those partners financially or commercially. We may not be able to anticipate any such problems, and failure or weakness of one or more of our key business partners could have a material effect on our ability to deliver services to our clients, and in turn harm our financial performance. Furthermore, our business partners may have different or conflicting interests, and although we seek to negotiate appropriate commercial terms, we may be unable to secure or enforce those terms in order to protect our client and employee relationships. Should our partners undermine our client or employee relations, our financial performance will be harmed.

In particular, Wipro, LLC provides a wide array of services for us and for our clients, including database and software development, database support and analytics, IT infrastructure support and digital campaign management. Because of the nature of these services, it would be difficult and disruptive to our business to replace Wipro if doing so was necessary or desirable. Wipro is our largest equity holder, having recently invested $9.9 million in us through the purchase of our Series A Convertible Preferred Stock. Subject to certain conditions, Wipro, LLC is entitles to appoint a non-voting board observer or a board member to our board of directors.

We face significant competition for individual projects, entire client relationships and advertising dollars in general.

Our business faces significant competition within each of our vertical markets and for all of our offerings. We offer our marketing services within a dynamic business environment characterized by rapid technological change, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services, and an evolving competitive landscape. This competition comes from numerous local, national, and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships, and marketing expenditures by clients and prospective clients. We also compete against internet (social, mobile, web-based, and email), print, broadcast, and other forms of advertising for marketing and advertising dollars in general. In addition, our ability to attract new clients and to retain existing clients may, in some cases, be limited by clients’ policies on or perceptions of conflicts of interest which may prevent us from performing similar services for competitors. Some of our clients have also sought to reduce the number of marketing vendors or use third-party procurement organizations, all of which increases pricing pressure, and may disadvantage us relative to our competitors. Our failure to improve our current processes or to develop new products and services could result in the loss of our clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect our growth and financial condition.

Current and future competitors may have significantly greater financial and other resources than we do, and they may sell competing services at lower prices or at lower profit margins, resulting in pressures on our prices and margins.

The sizes of our competitors vary widely across vertical markets and service lines. Therefore, some of our competitors may have significantly greater financial, technical, marketing, or other resources than we do in any one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies, methodologies, and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale, and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue, or margins. Some of our competitors also may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority, a broader or deeper product or experience set, or economies of scale. Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations, and could also harm our ability to obtain new customers on favorable terms. Competitive pricing pressures tend to increase in difficult or uncertain economic environments, due to reduced marketing expenditures of many of our clients and prospects, and the resulting impact on the competitive business environment for marketing service providers such as our company.

We must maintain technological competitiveness, continually improve our processes, and develop and introduce new services in a timely and cost-effective manner.

We believe that our success depends on, among other things, maintaining technological competitiveness in our products, processing functionality, and software systems and services. Technology changes rapidly as makers of computer hardware, network systems, programming tools, computer and data architectures, operating systems, database technology, and mobile devices continually improve their offerings. Advances in information technology may result in changing client preferences for products and product delivery channels in our industry. The increasingly sophisticated requirements of our clients require us to continually improve our processes and provide new products and services in a timely and cost-effective manner (whether through development, license, or acquisition). For example, in 2017 we invested in a new database offering and marketing data platform. Our direct mail operations are increasingly pressured by larger-scale competitors who have adopted technologies allowing them to more effectively and efficiently customize mailed marketing materials. We may be unable to successfully identify, develop, and bring new and enhanced services and products to market in a timely and cost-effective manner, such services and products may not be commercially successful, and services, products, and technologies developed by others may render our services and products noncompetitive or obsolete.

Our success depends on our ability to consistently and effectively deliver our services to our clients.

Our success depends on our ability to effectively and consistently staff and execute client engagements within the agreed upon time frame and budget. Depending on the needs of our clients, our engagements may require customization, integration, and coordination of a number of complex product and service offerings and execution across many facilities. Moreover, in some of our engagements, we rely on subcontractors and other third parties to provide some of the services to our clients, and we cannot guarantee that these third parties will effectively deliver their services or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact our ability to provide our products and services. Our failure to effectively and timely staff, coordinate, and execute our client engagements may adversely impact existing client relationships, the amount or timing of payments from our clients, our reputation in the marketplace and ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients and other customers may not provide us with sufficient protections against claims for lost profits or other claims for damages.

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

Our financial performance and failure to timely file periodic reports with the SEC has harmed our commercial reputation and relationship with customers, vendors, and other commercial parties, and may impair our ability to attract, retain and motivate employees.

Our declining financial performance and failure to timely file periodic reports with the SEC has caused customers and vendors to increase scrutiny on payment and performance terms in our agreements, which may impose additional costs (or result in reduced profitability) in our operations. Clients, vendors, and partners (and prospective clients, vendors, and partners) may also decline to do business with us due to their concerns regarding our financial condition. Additionally, due to our liquidity constraints, we may be unable to aggressively price our services to win work in competitive bid situations. These impediments to working with clients, vendors and partners may reduce both our overall revenues and profitability, and consequently the value of our common stock.

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

During 2017, we received several notices from the NYSE indicating that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual. This compelled us to effect a 1-for-10 reverse stock split on January 31, 2018.

Although the NYSE has notified us that we have cured the average closing price requirement, other NYSE continued listing requirements include that we maintain an average market capitalization of over $50 million (measured over a consecutive 30 trading-day periods) when our stockholders' equity is less than $50 million, as it recently has been. Our common stock could be delisted if we are not in compliance with this (or any other such) requirement and are unable to regain compliance during any applicable cure or grace period. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock.

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

As a result of increasing public awareness and interest in privacy rights, data protection and access, information security, environmental protection, and other concerns, national and local governments and industry organizations regularly consider and adopt new laws, rules, regulations, and guidelines that restrict or regulate marketing communications, services, and products. Examples include data encryption standards, data breach notification requirements, registration/licensing requirements (often with fees), consumer choice, notice, and consent restrictions and penalties for infractions, among others. In addition, the new European General Data Protection Regulation (GDPR) will take effect in May 2018 and will apply to all of our products and services that provide service in Europe. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union. For example, we may be required to implement measures to change or limit (by age, use or geography) our service offerings. We may also be required to obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our services. In addition, the GDPR will include significant penalties for non-compliance. We anticipate that additional restrictions and regulations will continue to be proposed and adopted in the future. The Philippines has also adopted the Data Privacy Act of 2012 (Republic Act 10173) which mirrors most important aspects of the GDPR, and is likely to have a similar effect on our operations in and involving the Philippines.

Our business may also be affected by the impact of these restrictions and regulations on our clients and their marketing activities. In addition, as we acquire new capabilities and deploy new technologies to execute our strategy, we may be exposed to additional types or layers of regulation. Current and future restrictions and regulations could increase compliance requirements and costs, and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information (especially with respect to personal information), or change the requirements therefore so as to require other changes to our business or that of our clients. Additional restrictions and regulations may limit or prohibit current practices regarding marketing communications and information quality solutions. For example, many states and countries have considered implementing "do not contact" legislation that could impact our business and the businesses of our clients and customers. In addition, continued public interest in privacy rights, data protection and access, and information security may result in the adoption of further industry guidelines that could impact our direct marketing activities and business practices.

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

Current privacy and data security laws and industry standards impact the manner in which we capture, handle, analyze, and disseminate customer and prospect data as part of our client engagements. In many instances, our client contracts also mandate privacy and security practices. If we fail to effectively protect and control information, especially sensitive personal information (such as personal health information, social security numbers, or credit card numbers) of our clients and their customers or prospects in accordance with these requirements, we may incur significant expense, suffer reputational harm, and loss of business, and, in certain cases, be subjected to regulatory or governmental sanctions or litigation. These risks may be increased due to our reliance on subcontractors and other third parties in providing a portion of our overall services in certain engagements. We cannot guarantee that these third parties will effectively protect and handle sensitive personal information or other confidential information, or that we will have adequate recourse against these third parties in that event.

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

Our consolidated financial statements for the year ended December 31, 2017 have been prepared assuming we will continue to operate as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to successfully raise sufficient additional capital as needed, through future financings or other strategic arrangements. Additional funds may not be available when needed, or if available, we may not be able to obtain such funds on terms acceptable to us. If adequate funds are unavailable when needed, we may not be able to continue as a going concern. We may be required to scale down or sell certain businesses, or cease operations.

If our new leaders are unsuccessful, or if we continue to lose key management and are unable to attract and retain the talent required for our business, our operating results could suffer.

Over the past three years we have replaced many of our leaders (including our Chief Executive Officer, Chief Marketing Officer, and Chief Financial Officer) and we have eliminated or consolidated several leadership positions (including Chief Operating Officer, Chief Technology Officer, and Executive Vice President of Sales), resulting in a much smaller leadership team. If our new leaders fail in their new and additional roles and responsibilities (and more generally if we are unable to attract new leaders with the necessary skills to manage our business) our business and its operating results may suffer. Further, our prospects depend in large part upon our ability to attract, train, and retain experienced technical, client services, sales, consulting, marketing, and management personnel. While the demand for personnel is dependent on employment levels, competitive factors, and general economic conditions, our recent business performance may diminish our attractiveness as an employer. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position, or operating results.

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

In 2018, we sold our 3Q Digital business (which we purchased in 2015 for $30 million in cash plus an earn-out of up to $35 million) for $5 million in cash and assignment of the earn-out obligation. In 2016 we sold our Trillium business resulting in a pre-tax loss of $44.5 million. In 2015 we sold our B2B research business resulting in a pre-tax loss of $9.5 million. In the future, we may determine to divest certain assets or businesses consistent with our corporate strategy. The price we obtain for such assets or businesses will be driven by performance of those businesses and the current market demand for such assets, and we may not be able to realize a profit upon sale. If we are unable to make dispositions in a timely manner or at profitable price, our business, net income, and earnings per share could be materially and adversely affected.

We are vulnerable to increases in postal rates and disruptions in postal services.

Our services depend on the USPS and other commercial delivery services to deliver products. Standard postage rates have increased in recent years (most recently in January 2018) and may continue to do so at frequent and unpredictable intervals. Postage rates influence the demand for our services even though the cost of mailings is typically borne by our clients (and is not directly reflected in our revenues or expenses) because clients tend to reduce other elements of marketing spending to offset increased postage costs. Accordingly, future postal increases or disruptions in the operations of the USPS may have an adverse impact on us.

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

We could face additional income tax obligations based on tax reform.

The U.S. Tax Cuts and Jobs Act (the "Tax Reform Act”) was signed into law on December 22, 2017. The new law made numerous changes to federal corporate tax law that we expect will significantly affect our effective tax rate in future periods. The changes included in the Tax Reform Act are broad and complex. The final transition impacts of the Tax Reform Act may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts.

Our indebtedness may adversely impact our ability to react to changes in our business or changes in general economic conditions.

On April 17, 2017, we entered into a credit agreement with Texas Capital Bank, N.A. The agreement consists of a two-year $20.0 million credit facility, which we amended on January 9, 2018 to increase the availability under the revolving credit facility from $22.0 million and extended the term of the credit facility by one year to April 17, 2020. See Note C, Long-Term Debt, in the Notes to Consolidated Financial Statements for further discussion.

We may incur additional indebtedness in the future and the terms of future arrangements may be less favorable to the company than our previous or current facilities. Our ability to incur indebtedness is also impacted by the the terms of our Series A Convertible Preferred Stock, which limits out indebtedness to the greater of $40.0 million or four times our trailing 12 month EBITDA (measured at the time such indebtedness is incurred). Any failure to obtain new financing arrangements on favorable terms could have a material adverse impact on our liquidity position.

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

Although our board of directors has in the past authorized the payment of quarterly cash dividends on our common stock, we announced in 2016 that we did not plan to declare any further dividends. In addition, although our board has authorized stock purchase programs (and we repurchased shares as recently as 2015), we are unlikely to make any repurchases in the near term. Decisions to pay dividends on our common stock or to repurchase our common stock will be based upon periodic determinations by our board that such dividends or repurchases are both in compliance with all applicable laws and agreements and in the best interest of our stockholders after considering our financial condition and results of operations, the price of our common stock, credit conditions, and such other factors as are deemed relevant by our board. The failure to pay a cash dividend or repurchase stock could adversely affect the market price of our common stock.

Interest rate increases could affect our results of operations, cash flows and financial position.

Interest rate fluctuations in Europe and the U.S. can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents. Borrowings under our Texas Capital Bank credit facility bear interest at variable rates based upon the prime rate or LIBOR. Our results of operations, cash flows, and financial position could be materially or adversely affected by significant increases in interest rates. We also have exposure to interest rate fluctuations in the U.S., specifically money market, commercial paper, and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position, or operating results.

We are subject to risks associated with operations outside the U.S.

Harte Hanks conducts business outside of the U.S. During 2017, approximately 13.8% of our revenues were derived from operations outside the U.S., primarily Europe and Asia. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

•	changes in local, national, and international legal requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes, or export license requirements;

•	higher rates of inflation;

•	the potential for nationalization of enterprises;

•	less favorable labor laws that may increase employment costs and decrease workforce flexibility;

•	potentially adverse tax treatment;

•	less favorable foreign intellectual property laws that would make it more difficult to protect our intellectual property from misappropriation;

•	more onerous or differing data privacy and security requirements or other marketing regulations;

•	longer payment cycles;

•	social, economic, and political instability; and

•	the differing costs and difficulties of managing international operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified control deficiencies in our financial reporting process that constitute material weaknesses; as of December 31, 2017, many of those material weaknesses were not yet remediated.

As discussed in Part II, Item 9A, we identified material weaknesses in the following areas at December 31, 2017; (i) each of five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring), and (ii) the effectiveness of internal controls over the completeness and accuracy of data used to recognize and record revenue and related accounts such as accounts receivable, accrued revenue and deferred revenue, the precision of management’s review of controls over revenue, and the identification of relevant systems used to process revenue transactions. As a result of these material weaknesses management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2017.

In light of the material weaknesses identified, we performed additional analyses and procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP and fairly reflected our financial position and results of operations as of and for the year ended December 31, 2017. Prior to our December 31, 2016 fiscal year end, we began taking a number of actions in order to remediate the material weaknesses described above, including developing a plan to redesign processes and controls, and in 2017 we engaged specialists to assist in the comprehensive review, design, and implementation of new internal controls. Improvements in the design and operating effectiveness of internal controls over financial reporting that we have affected to date have led to the successful remediation of several previously disclosed material weaknesses including contingent consideration, recoverability of deferred tax assets, and financial close and reporting. Our remediation efforts will continue into the fiscal year ending December 31, 2018. We expect to incur additional costs remediating these material weaknesses.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our business is conducted in facilities worldwide containing aggregate space of approximately 1.3 million square feet.  All facilities are held under leases, which expire at dates through 2025.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE (symbol: HHS). The reported high and low quarterly closing stock price ranges for 2017 and 2016 were as follows:

	2017		2016
	High	Low	High	Low
First Quarter	$16.40	$13.50	$37.20	$25.30
Second Quarter	14.70	9.70	27.40	8.50
Third Quarter	10.70	7.60	19.30	14.20
Fourth Quarter	10.70	8.50	18.30	12.80

The stock prices reflected above reflect the retroactive effect of the Reverse Stock Split for all periods presented. See Note A, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further information.

We paid a dividend of 85 cents per share in the first quarter of 2016, as adjusted to reflect the Reverse Stock Split. We did not pay any dividends on our common stock in 2017 and currently intend to retain any future earnings and do not expect to pay dividends on our common stock. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

As of January 31, 2018, there are approximately 1,800 common stockholders of record.

All common stock, equity, share and per share amounts have been retroactively adjusted to reflect a one-for-ten reverse stock split which was effective January 31, 2018.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the fourth quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
October 1 - 31, 2017	140	$10.11	—	$11,437,544
November 1 - 30, 2017	—	$—	—	$11,437,544
December 1 - 31, 2017	—	$—	—	$11,437,544
Total	140	$10.11	—

(1)  Total number of shares purchased includes shares, if any, (i) purchased as part of our publicly announced stock repurchase program, and (ii) pursuant to our 2013 Omnibus Incentive Plan and applicable inducement award agreements with certain executives, withheld to pay withholding taxes upon the vesting of shares.

(2)  During the fourth quarter of 2017, we did not purchase any shares of our common stock through our stock repurchase program that was publicly announced in August 2014. Under this program, from which shares can be purchased in the open market, our Board has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of December 31, 2017, we have repurchased 150,667 shares and spent $8.6 million under this authorization. Through December 31, 2017, we had repurchased a total of 6,788,798 shares at an average price of $181.02 per share under this program and previously announced programs.

Comparison of Stockholder Returns

The following graph compares the cumulative total return of our common stock during the period December 31, 2012 to December 31, 2017 with the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and with our peer group.

Our current peer group includes: Acxiom Corporation, Advisory Board Company (through acquisition by Optuminsight in November 2017), CMTSU Liquidation, Inc., Forrester Research, Inc., Hackett Group, Inc., HubSpot, Inc., Information Services Group, Inc.,
MDC Partners, Inc., National CineMedia, Inc., NCI, Inc. (through acquisition by HIG Capital LLC in August 2017), NeuStar, Inc. (through acquisition by Golden Gate Private Equity in August 2017), Rocket Fuel, Inc. (through acquisition by Sizmek in September 2017), Sykes Enterprises, Inc., and TeleTech Holdings, Inc.

The S&P Index includes 500 U.S. companies in the industrial, transportation, utilities, and financial sectors and is weighted by market capitalization. The peer groups are also weighted by market capitalization.

The graph depicts the results of investing $100 in our common stock, the S&P 500 Index and the peer groups at closing prices on December 31, 2012 and assumes the reinvestment of dividends.

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	Dec 2013	Dec 2014	Dec 2015	Dec 2016	Dec 2017
Harte Hanks, Inc.	36.62	3.88	(55.17)	(52.11)	(37.17)
S&P 500 Index	32.39	13.69	1.38	11.96	21.83
Peer Group	42.11	(26.98)	4.74	(5.61)	21.54

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K. The statement of comprehensive income data for the years ended December 31, 2014 and 2013, and the Balance sheet data as of December 31, 2015, 2014, and 2013 were derived from audited consolidated financial statements that are not included in this annual form 10-K. All financial information presented below excludes amounts related to our discontinued Trillium operations.

In thousands, except per share amounts	2017	2016	2015	2014	2013
Statement of Comprehensive Income Data
Revenues	$383,906	$404,412	$444,166	$499,444	$503,760
Operating income (loss) from continuing operations	(40,865)	(53,837)	(197,953)	28,319	31,656
Income (loss) from continuing operations	$(41,860)	$(89,778)	$(181,066)	$13,754	$11,637

Earnings (loss) from continuing operations per common share—diluted	$(6.76)	$(14.60)	$(29.37)	$2.20	$1.86
Weighted-average common and common equivalent shares outstanding—diluted	6,192	6,149	6,164	6,265	6,280

Cash dividends per share	$—	$0.85	$3.40	$3.40	$2.55

Balance sheet data (at end of period)
Total assets	130,812	213,437	414,413	643,613	684,613
Total debt	—	—	77,105	82,123	97,079
Total stockholders’ equity (deficit)	(34,635)	2,656	140,316	326,676	349,054

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

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks. This section is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Harte Hanks partners with clients to deliver relevant, connected, and quality customer interactions. Our approach starts with discovery and learning, which leads to customer journey mapping, creative and content development, analytics, and data management, and ends with execution and support in a variety of digital and traditional channels. We do something powerful: we produce engaging and memorable customer interactions to drive business results for our clients, which is why Harte Hanks is known for developing better customer relationships and experiences and defining interaction-led marketing.

Our services offer a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers. We offer a full complement of capabilities and resources to provide a broad range of marketing services, in media from direct mail to social media, including:

•	agency and digital services;

•	database marketing solutions and business-to-business lead generation;

•	direct mail, logistics, and fulfillment; and

•	contact centers.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. See Note A, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further information.

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

We continued to face a challenging competitive environment in 2017. The sale of Trillium in 2016, the sale of 3Q Digital in 2018, and our recent preferred stock financing from Wipro, LLC are all parts of our efforts to prioritize our investments and focus on our core business of optimizing our clients' customer journey across an omni-channel delivery platform. We expect these actions will enhance our liquidity and financial flexibility. For additional information see Liquidity and Capital Resources. We have taken actions to return the business to profitability and improve our cash, liquidity, and financial position. This includes workforce restructuring, making investments targeted at improving product offerings, and implementing expense reductions.

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

Operating results from our continuing operations were as follows:

	Year Ended December 31,
In thousands, except per share amounts	2017	% Change	2016	% Change	2015
Revenues	$383,906	-5.1%	$404,412	-9.0%	$444,166
Operating expenses	424,771	-7.3%	458,249	-28.6%	642,119
Operating loss	$(40,865)	24.1%	$(53,837)	72.8%	$(197,953)

Operating margin	(10.6)%		(13.3)%		(44.6)%

Loss from continuing operations	$(41,860)	53.4%	$(89,778)	50.4%	$(181,066)

Diluted EPS from continuing operations	$(6.76)	53.7%	$(14.60)	50.3%	$(29.37)

Year ended December 31, 2017 vs. Year ended December 31, 2016

Revenues

Revenues from continuing operations were $383.9 million in the year ended December 31, 2017, compared to $404.4 million in the year ended December 31, 2016. Revenues declined in our retail, healthcare, and B2B and retail verticals by $14.5 million, or 13.2%, $6.1 million, or 20.8% and $3.8 million, or 4.3%, respectively, primarily as the result of reduced mail volumes. These decreases were offset by an increase in our financial vertical of $3.1 million, or 5.4%, compared to the year ended December 31, 2016 due to increased agency services with a large commercial bank.

Among other factors, our revenue performance will depend on general economic conditions in the markets we serve and how successful we are at maintaining and growing business with existing clients, acquiring new clients, and meeting our clients' demands. We believe that, in the long-term, an increasing portion of overall marketing and advertising expenditures will be moved from other advertising media to targeted media, and that our business will benefit as a result. Targeted media advertising results can be more effectively tracked, enabling measurement of the return on marketing investment.

Operating Expenses

Operating expenses from continuing operations were $424.8 million in the year ended December 31, 2017, compared to $458.2 million in 2016. This $33.5 million year-over-year decline was the result of a lower goodwill impairment recorded in 2017 compared to 2016. Labor costs decreased by $15.0 million, or 6.1%, primarily due to reduced headcount. Additionally, in 2017 we experienced a decrease in production and distribution costs of $8.0 million, or 6.9%, primarily driven by lower outsourced costs and freight costs resulting from lower direct mail volumes. Selling, general and administrative costs decreased $4.4 million as a result of decreased employee travel and recruiting expenses. Goodwill impairment recorded in 2017 was $4.2 million lower compared to 2016.

Our largest cost components are labor, outsourced costs, and mail transportation expenses. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our services. Mail transportation rates have increased over the last few years due to demand and supply fluctuations within the transportation industry. Future changes in mail transportation expenses will continue to impact our total production costs and total operating expenses, and may have an impact on future demand for our supply chain management services.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Operating Loss

Operating loss from continuing operations was $40.9 million in the year ended December 31, 2017, compared to $53.8 million in the year ended December 31, 2016. The $13.0 million decrease in operating loss reflects the impact of a decrease in revenue of $20.5 million, offset by a larger $33.5 million decrease in operating expenses.

Year ended December 31, 2016 vs. Year ended December 31, 2015

Revenues

Revenues from continuing operations were $404.4 million in the year ended December 31, 2016, compared to $444.2 million in the year ended December 31, 2015. Revenue from our healthcare and retail verticals decreased $15.6 million, or 34.8%, and $9.3 million, or 7.8%, respectively, as the result of lost clients and clients reducing their marketing spend (in particular, reducing mail volumes). Our consumer vertical decreased $6.9 million, or 7.3%, compared to the prior year, from the reduction of call center work supporting streaming enrollment services for an entertainment client. Revenue from our B2B vertical declined $5.6 million, or 6.1%, primarily driven by the loss of an electronic company client. Our financial services vertical decreased $4.3 million, or 7.1%, compared to the year ended December 31, 2015, due to reduced mail volumes. These decreases are slightly offset by an increase in our transportation vertical of $2.0 million, or 6.5%, compared to the year ended December 31, 2015.

Operating Expenses

Operating expenses from continuing operations were $458.2 million in the year ended December 31, 2016, compared to $642.1 million in 2015. This $183.9 million year over year decrease is primarily a result of a goodwill impairment loss of $209.9 million recorded in 2015 versus an impairment loss of $38.7 million in 2016. In addition, we experienced a decrease in production and distribution costs of $24.8 million, or 17.5%, primarily driven by lower fuel and freight costs, as well as decreased outsourced costs resulting from lower mail volumes. The decrease was partially offset by increased labor costs of $12.0 million, or 5.1%, primarily due to increased severance costs and non-recurring database development labor expense.

Operating Loss

Operating loss from continuing operations was $53.8 million in the year ended December 31, 2016, compared to $198.0 million in the year ended December 31, 2015. The $144.1 million decrease in operating loss reflects the impact of a decrease in revenue of $39.8 million, offset by a $183.9 million decrease in operating expenses.

Other Expense

Year ended December 31, 2017 vs. Year ended December 31, 2016

Total other expense was $10.9 million in the year ended December 31, 2017, compared to $15.3 million in 2016. This $4.4 million decline was primarily the result of $7.0 million in expense for an adjustment to the fair value of the contingent consideration in 2016. Interest expense increased $1.4 million, or 39.7%, in 2017 compared to 2016 primarily due to the reclassification of interest expense for the 2016 Secured Credit Facility to discontinued operations in accordance with ASC 205-20-45-6 in 2016.

Year ended December 31, 2016 vs. Year ended December 31, 2015

Total other expense was $15.3 million in the year ended December 31, 2016, compared to $20.5 million in 2015. This decrease is primarily the result of a $9.5 million loss on sale of our B2B research business in 2015, partially offset by $7.0 million in expense for an adjustment to the fair value of the contingent consideration. Interest expense decreased $1.6 million, or 31.1%, in 2016 compared to 2015 primarily due to the reclassification of interest expense for the 2016 Secured Credit Facility to discontinued operations in accordance with ASC 205-20-45-6. These decreases were offset by foreign currency losses of $1.0 million in the year ended December 31, 2016.

Income Taxes

Year ended December 31, 2017 vs. Year ended December 31, 2016

Our 2017 income tax benefit of $9.9 million resulted in an effective income tax rate of 19.1%. Unfavorably impacting our benefit was nondeductible goodwill associated with our impairment loss and the change in valuation allowance due to realization of deferred tax assets for current year operations, the impact of which were $6.0 million and $2.3 million, respectively. Favorably impacting our benefit was the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Reform Act”), the impact of which was a $3.4 million credit. This was the result of remeasurement of our deferred tax balances for the reduction in the corporate tax rate from 35% to 21%, and remeasurement of the valuation allowance for application of provisions in the Tax Reform Act. This compares to our 2016 income tax expense of $20.6 million that resulted in a negative effective income tax rate of 29.9%. Unfavorably impacting our 2016 expense was nondeductible goodwill associated with our impairment loss and the recognition of a deferred tax valuation allowance, the impact of which were $6.3 million and $34.5 million, respectively.

Year ended December 31, 2016 vs. Year ended December 31, 2015

Our 2016 income tax expense of $20.6 million resulted in a negative effective income tax rate of 29.9%. Unfavorably impacting our expense was nondeductible goodwill associated with our impairment loss and the recognition of a deferred tax valuation allowance, the impact of which were $6.3 million and $34.5 million, respectively. This compares to our 2015 income tax benefit of $37.4 million that resulted in an effective income tax rate of 17.1%. Benefiting our 2015 rate was having a greater proportion of our income in jurisdictions outside the United States having tax rates below 35%.

Loss Per Share from Continuing Operations

Year ended December 31, 2017 vs. Year ended December 31, 2016

We recorded a loss from continuing operations of $41.9 million and diluted loss per share from continuing operations of $6.76. These results compare to a loss from continuing operations of $89.8 million and diluted loss per share from continuing operations of $14.60 in 2016. The decrease in loss from continuing operations is primarily the result of a $38.7 million impairment loss related to goodwill recorded in 2016 versus a $34.5 million impairment loss in 2017.

Year ended December 31, 2016 vs. Year ended December 31, 2015

We recorded a loss from continuing operations of $89.8 million and diluted loss per share from continuing operations of $14.60 in 2016. These results compare to a loss from continuing operations of $181.1 million and diluted loss per share from continuing operations of $29.37 in 2015. The decrease in loss from continuing operations is primarily the result of a $209.9 million impairment loss related to goodwill recorded in 2015 versus a $38.7 million impairment loss in 2016.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $8.4 million, $46.0 million, and $16.6 million as of December 31, 2017, 2016, and 2015, respectively. Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements and capital expenditures.

Operating Activities

Net cash used for operating activities was $30.8 million for the year ended December 31, 2017. This compares to cash provided by operating activities of $14.6 million and $33.3 million for the years ending December 31, 2016 and 2015, respectively. The $45.4 million decrease in net cash provided by operating activities in 2017 was primarily the result of the payment of income taxes associated with the sale of the Trillium business unit. The $18.7 million decrease in net cash provided by operating activities in 2016 was primarily the result of a decrease of $51.3 million in cash provided by discontinued operations.

Investing Activities

Net cash used in investing activities was $5.7 million for the year ended December 31, 2017. This compares to cash provided by investing activities of $99.7 million for the year ending December 31, 2016 and cash used in investing activities of $36.1 million for the year ending December 31, 2015. The $105.4 million decrease in net cash provided by investing activities in 2017 was primarily the result the sale of Trillium in for gross proceeds of $112.0 million reflected in the cash provided by investing activities within discontinued operations in 2016. The gross proceeds of $112.0 million received in the sale of Trillium is reflected in the $135.8 million increase in cash provided by investing activities in 2016 compared to 2015. The increase is also the result of the favorable impact of lower acquisition expenditures, as we purchased Aleutian Consulting for $3.5 million in 2016 but spent $29.9 million to purchase 3Q Digital in 2015.

Financing Activities

Net cash used in financing activities was $1.5 million, $85.3 million, and $31.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. The $83.8 million decrease in cash outflows in 2017 compared to 2016 was driven by the repayment of debt with the proceeds of the Trillium sale in late 2016. The primary cause of the $53.4 million increase in cash outflows in 2016 compared to 2015 was due to the Trillium sale in 2016 along with the of the suspension of dividend payments in 2016.

Credit Facilities

On March 10, 2016, we entered a secured credit facility with Wells Fargo Bank, N.A. as Administrative Agent. This facility consisted of a maximum $65.0 million revolving credit facility, and a $45.0 million term loan (collectively, the "2016 Secured Credit Facility"). A portion of the proceeds from the 2016 Secured Credit Facility was used to pay off previous debt. The 2016 Secured Credit Facility was repaid in full using the proceeds of the Trillium sale and the 2016 Secured Credit Facility was terminated.

On April 17, 2017, we entered the Texas Capital Credit Facility with Texas Capital Bank, N.A. The Texas Capital Credit Facility consisted of a two-year $20 million revolving credit facility secured by substantially all of our assets and guaranteed by HHS Guaranty, LLC, an entity formed by certain members of the Shelton family, descendants of one of the company's founders. The credit facility adds additional financial flexibility to the company and is used for working capital and general corporate purposes.

On January 9, 2018, we entered an amendment (the "First Amendment") to the Texas Capital Credit Facility. The First Amendment (i) increases the availability under the revolving credit facility from $20 million to $22 million and (ii) extended the Texas Capital Credit Facility one year to April 17, 2020. The Credit Facility remains secured by substantially all of our assets. Our fee for the collateral provided by HHS Guaranty, LLC was also changed from an annual fee of $0.5 million to 0.5% of collateral actually pledged. We expect that the fees payable to HHS Guaranty will be substantially similar in amount. See Note C, Long-Term Debt, in the Notes to Consolidated Financial Statements for further discussion.

Contractual Obligations

Contractual obligations at December 31, 2017 are as follows:

In thousands	Total	2018	2019	2020	2021	2022	Thereafter
Debt	$—	$—	$—	$—	$—	$—	$—
Interest on debt	115	87	28	—	—	—	—
Operating lease obligations	31,476	8,753	8,500	6,495	3,889	2,016	1,823
Capital lease obligations	992	506	453	32	1	—	—
Unfunded pension plan benefit payments	17,511	1,685	1,674	1,703	1,731	1,775	8,943
Total contractual cash obligations	$50,094	$11,031	$10,655	$8,230	$5,621	$3,791	$10,766

At December 31, 2017, we had total letters of credit in the amount of $2.8 million outstanding. No amounts were drawn against these letters of credit at December 31, 2017. These letters of credit renew annually and exist to support insurance programs relating to workers’ compensation, automobile, and general liability insurance. We had no other off-balance sheet arrangements at December 31, 2017.

Dividends

We paid a quarterly dividend of 85 cents per share in the first quarter of 2016 and did not pay any dividends in 2017. We currently intend to retain any future earnings and do not expect to pay dividends on our common stock. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

Share Repurchase

During 2017, we did not repurchase any shares of our common stock under our current stock repurchase program that was publicly announced in August 2014. Under our current program we are authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. At December 31, 2017, we had authorization of $11.4 million under this program. From 1997 through December 31, 2017, we have repurchased 6.8 million shares for an aggregate of $1.2 billion.

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

We believe that there are not any conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for the 12 months following the issuance of the financial statements.

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

We recognize revenue when evidence of an arrangement exists, the price is fixed or determinable, the collectability is reasonably assured, and the delivery of service has occurred. Certain client programs provide for adjustments to billings based upon whether we achieve certain performance criteria. In these circumstances, revenue is recognized when the foregoing conditions are met. We record revenue net of any taxes collected from customers and subsequently remitted to governmental authorities. Any payments received in advance of the performance of services or delivery of the product are recorded as deferred revenue until such time as the services are performed or the product is delivered. Costs incurred for search engine marketing solutions and postage costs of mailings are billed to our clients and are not directly reflected in our revenue.

We are currently evaluating the impact of the new revenue recognition standard on our consolidated financial statements. For additional information please refer to Note A, Significant Accounting Policies, is the Notes to Consolidated Financial Statements.

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

For the fiscal 2017 test performed as of November 30, we prepared the analysis using a one-step approach as we have early adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The projected cash flows declined in the analysis, which corresponds to the continued decline in the business. As a result of the declining performance, we determined that the carrying value exceeded the fair value and the full carrying value of goodwill should be written-off, resulting in an impairment charge of $34.5 million.

Our determination of estimated fair value is based on the enterprise value approach. These methods contain uncertainties as they require management to make significant assumptions and judgments. Significant assumptions and judgments used in estimating fair value include:

•	an estimated discount rate such as the cost of equity or the weighted average cost of capital ("WACC"),

•	management's assumptions of future performance and historical operating results, and

•	the economic outlook as of the valuation date.

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We adjust these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that we believe are appropriate, as well as the related net interest and penalties.

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

The interest rate on the Texas Capital Credit Facility is variable based upon the prime rate or LIBOR and, therefore, is affected by changes in market interest rates. We estimate that a 100 basis point increase in market interest rates on the actual borrowings in 2017 would have an immaterial impact on our interest expense. At December 31, 2017, the company did not have any outstanding debt. The nature and amount of our borrowings can be expected to fluctuate as a result of business requirements, market conditions, and other factors. Due to our overall debt level and cash balance at December 31, 2017, anticipated cash flows from operations, and the various financial alternatives available to us, we do not believe that we currently have significant exposure to market risks associated with an adverse change in interest rates. At this time, we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound Sterling, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss). Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income (Loss). Transactions such as these amounted to $0.4 million and $1.0 million in pre-tax currency transaction losses in 2017 and 2016 , respectively. At this time, we are not party to any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

We do not enter into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be presented under Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page 38 of this Form 10-K (Financial Statements).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO (CEO), CFO (CFO), and Corporate Controller as appropriate to allow timely decisions regarding required disclosure.

Our management, including our CEO, CFO, and Corporate Controller evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2017, the end of the period covered by this Annual Report on form 10-K. Based upon such evaluation, our CEO, CFO, and Corporate Controller concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over financial reporting that are described below.

Notwithstanding the material weaknesses described below, based on the additional analysis and other post-closing procedures performed, we believe the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed by, or under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. GAAP.

Management evaluated, under the supervision of our CEO, CFO, and Corporate Controller, the design and effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). Based on this assessment, management concluded that internal control over financial reporting was not effective because material weaknesses existed at December 31, 2017 as described below.

A material weakness, as defined in the Exchange Act Rule 12b-2, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in each of the following areas.

Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring

We identified deficiencies in aggregate that consitute material weaknesses in each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication and monitoring). In particular, controls related to the following were not effectively designed:

Control Environment

•
We did not properly staff (in amount and with appropriate levels of experience and training) for the company’s accounting and reporting requirements, which has also affected our evaluation process to identify the impact to our consolidated financial statements of adopting ASU No. 2014-09, Revenue from Contracts with Customers. The Company is required to adopt the new standard effective January 1, 2018. Without having substantially completed the impact assessment of the new standard on our consolidated financial statements, there is more than a remote likelihood that a material misstatement and/or disclosure omission will not be prevented or detected in our interim or annual financial statements with periods beginning January 1, 2018.

•	We did not sufficiently establish directives, guidance, and controls to enable management and other personnel to understand and carry out their internal control responsibilities.

Risk Assessment

•
We did not design and maintain internal controls that were effective in identifying, assessing and addressing risks that significantly affect our financial statements or the effectiveness of the internal controls over financial reporting. Specifically, we did not modify our controls to sufficiently address changes in risks of material misstatement as a result of changes in our operations, organizational structure and operating environment.

Information and Communication

•
We did not design and maintain effective controls to obtain, generate and communicate relevant and accurate information to support the function of internal control over financial reporting. Specifically, we did not identify all relevant information systems in support of our accounting and financial reporting processes.

•	We did not use an adequate level of precision in our review of information used in certain controls.

Monitoring

•
We did not design and maintain effective monitoring of compliance with established accounting policies, procedures and controls. This weakness included our failure to design and operate effective procedures and controls whose purpose is to evaluate and monitor the effectiveness of our individual control activities.

These deficiencies are pervasive in nature and create a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected on a timely basis. Further, the above material weaknesses contributed to the following material weakness at the control-activity level:

Revenue Recognition

Management did not design and maintain effective controls over the completeness and accuracy of data used to recognize and record revenue and related accounts such as accounts receivable, accrued revenue and deferred revenue, the precision of management’s review of controls over revenue, and the identification of relevant systems used to process revenue transactions.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting

Improvements in the design and operating effectiveness of internal controls over financial reporting that we have affected to date have led to the successful remediation of several previously disclosed material weaknesses including contingent consideration, recoverability of deferred tax assets, and financial close and reporting. Other than the material weaknesses discussed above, and the successful remediation of previously disclosed material weaknesses related to contingent consideration, recoverability of deferred tax assets and financial close and reporting, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management has been actively engaged in remediation efforts to address the material weaknesses throughout fiscal year 2017 and these efforts will continue into fiscal year 2018. We made enhancements to our control environment by improving guidance, communication of expectations and importance of internal controls. In addition, we made improvements to the level of detail in our risk assessment and clarity of the linkage between risks and internal controls. We will continue to improve upon our risk assessment procedures and the timeliness of those procedures in 2018. We have made progress towards addressing the weaknesses in information and communication beginning the process to better identify, document, and assess systems and information used when performing internal controls and will continue this effort in 2018. We implemented enhanced monitoring procedures to allow for more effective monitoring of compliance with established accounting policies, procedures and controls. We have recently hired both an experienced CFO and an Accounting Director, who have provided us with additional capacity and expertise to enhance our accounting and reporting review procedures. We also made changes to roles and responsibilities to enhance controls and compliance within our accounting team.

We continue to work with the third-party specialists we engaged to review, document, and (as needed) supplement our controls, with the goal of designing and implementing controls that not only better address both the accuracy and precision of management's review, but also enhance our ability to manage our business as it has evolved. While we have made improvements to our control environment, risk assessment procedures, and many of our control activities, management may determine that additional steps may be necessary to remediate the material weaknesses.

While we intend to resolve all of the material control deficiencies discussed above, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective as a result of these efforts by any particular date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Harte Hanks, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Harte Hanks, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 15, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses in the Company’s overall control environment due to the aggregate effect of multiple deficiencies in internal controls, which affected each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These material weaknesses contributed to the material weaknesses management identified over revenue: management did not design and maintain effective controls over the completeness and accuracy of data used to recognize and record revenue and related accounts such as accounts receivable, accrued revenue and deferred revenue; the precision of management’s review of controls over revenue; and the identification of relevant systems used to process revenue transactions.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2017, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

San Antonio, TX
March 15, 2018

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

The information to appear in our 2018 Proxy Statement under the caption "General Information - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporate herein by reference.

Directors and Executive Officers

The information required by this item regarding our directors and executive officers will be set forth in our 2018 Proxy Statement under the caption “Directors and Executive Officers” which information is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (Code of Ethics), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2018 Proxy Statement under the caption “Corporate Governance” which information is incorporated herein by reference.

Our Code of Ethics may be found on our website at www.hartehanks.com “Corporate Governance” section of the “Investors” tab, and a printed copy of our Code of Ethics will be furnished without charge, upon written request to Harte Hanks, Inc., Attn: Corporate Secretary, 9601 McAllister Freeway, Suite 610, San Antonio, Texas 78216. In accordance with the rules of the NYSE and the SEC, we currently intend to disclose any future amendments to our Code of Ethics, or waivers from our Code of Ethics for our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, by posting such information on our website (www.HarteHanks.com) within the time period required by applicable SEC and NYSE rules.

Management Certifications

In accordance with the Sarbanes-Oxley Act of 2002 and SEC rules thereunder, our CEO and CFO have signed certifications under Sarbanes-Oxley Section 302, which are filed as exhibits to this Form 10-K. In addition, our CEO most recently submitted an annual certification to the NYSE under Section 303A.12(a) of the NYSE listing standards on September 18, 2017.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2018 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2018 Proxy Statement under the caption “Compensation Committee Report” is not deemed to be “filed” with the SEC or subject to the liabilities of the 1934 Act.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information at Year-End 2017

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2018 Proxy Statement under the caption “Executive Compensation - Equity Compensation Plan Information at Year-End2015,” which information is incorporated herein by reference.

Beneficial Ownership

The information required by this item regarding security ownership of certain beneficial owners, management and directors will be set forth in our 2018 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of Directors

The information required by this item regarding director independence will be set forth in our 2018 Proxy Statement under the caption “Corporate Governance—Independence of Directors,” which information is incorporated herein by reference.

Certain Relationships and Related Transactions

The information required by this item regarding transactions with related persons, including our policies and procedures for the review, approval or ratification of related person transactions that are required to be disclosed under the SEC’s rules and regulations, will be set forth in our 2018 Proxy Statement under the caption “Corporate Governance—Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2018 Proxy Statement under the caption “Audit Committee and Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
15(a)(1)	Financial Statements

The financial statements filed as part of this report and referenced in Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page 38 of this Form 10-K (Financial Statements).

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

HARTE HANKS, INC.

By:	/s/ Karen A. Puckett
Karen A. Puckett
President and Chief Executive Officer

Date:	March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Karen A. Puckett	/s/ Jon C. Biro
Karen A. Puckett	Jon C. Biro
Director, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: March 15, 2018	Date: March 15, 2018

/s/ Carlos M. Alvarado	/s/ Christopher M. Harte
Carlos M. Alvarado	Christopher M. Harte, Chairman
Vice President, Finance and Corporate Controller	Date: March 15, 2018
Date: March 15, 2018

/s/ David L. Copeland	/s/ Scott C. Key
David L. Copeland, Director	Scott C. Key, Director
Date: March 15, 2018	Date: March 15, 2018

/s/ William F. Farley	/s/ Judy C. Odom
William F. Farley, Director	Judy C. Odom, Director
Date: March 15, 2018	Date: March 15, 2018

/s/ Melvin L. Keating	/s/ Alfred V. Tobia, Jr.
Melvin L. Keating, Director	Alfred V. Tobia, Jr., Director
Date: March 15, 2018	Date: March 15, 2018

Harte Hanks, Inc. and Subsidiaries

All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Harte Hanks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harte Hanks, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2018 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Antonio, Texas
March 15, 2018

We have served as the Company’s auditor since 2016.

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

Harte Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$8,397	$46,005
Accounts receivable (less allowance for doubtful accounts of $697 at December 31, 2017 and $1,028 at December 31, 2016)	81,397	88,813
Inventory	587	838
Prepaid expenses	5,039	5,944
Prepaid income tax	3,886	2,895
Other current assets	3,900	4,934
Total current assets	103,206	149,429
Property, plant and equipment
Buildings and improvements	16,821	18,673
Software	52,967	53,672
Equipment and furniture	84,747	92,367
Software development and equipment installations in progress	4,005	600
Gross property, plant and equipment	158,540	165,312
Less accumulated depreciation and amortization	(136,753)	(141,388)
Net property, plant and equipment	21,787	23,924
Goodwill	—	34,510
Other intangible assets (less accumulated amortization of $2,184 at December 31, 2017 and $1,471 at December 31, 2016)	2,589	3,302
Other assets	3,230	2,272
Total assets	$130,812	$213,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	36,130	45,563
Accrued payroll and related expenses	10,601	9,990
Deferred revenue and customer advances	5,342	6,505
Income taxes payable	—	30,436
Customer postage and program deposits	11,443	7,985
Other current liabilities	3,732	4,188
Total current liabilities	67,248	104,667
Pensions	59,338	60,836
Contingent consideration	33,887	29,725
Deferred tax liability, net	773	11,044
Other long-term liabilities	4,201	4,509
Total liabilities	165,447	210,781

Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized 12,074,661 shares issued at December 31, 2017 and 12,043,673 shares issued at December 31, 2016	12,075	12,044
Additional paid-in capital	457,186	458,638
Retained earnings	794,583	837,316
Less treasury stock, 5,864,641 shares at cost at December 31, 2017 and 5,879,163 shares at cost at December 31, 2016	(1,254,176)	(1,259,164)
Accumulated other comprehensive loss	(44,303)	(46,178)
Total stockholders’ equity (deficit)	(34,635)	2,656
Total liabilities and stockholders’ equity	$130,812	$213,437
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
In thousands, except per share amounts	2017	2016	2015
Operating revenues	$383,906	$404,412	$444,166
Operating expenses
Labor	230,280	245,298	233,304
Production and distribution	109,090	117,126	141,920
Advertising, selling, general and administrative	40,384	44,804	44,579
Impairment of goodwill	34,510	38,669	209,938
Depreciation, software and intangible asset amortization	10,507	12,352	12,378
Total operating expenses	424,771	458,249	642,119
Operating income (loss)	(40,865)	(53,837)	(197,953)
Other expenses
Interest expense, net	4,826	3,454	5,016
Loss on sale	—	—	9,501
Other, net	6,063	11,857	5,956
Total other expenses	10,889	15,311	20,473
Income (loss) from continuing operations before income taxes	(51,754)	(69,148)	(218,426)
Income tax expense (benefit)	(9,894)	20,630	(37,360)
Income (loss) from continuing operations	$(41,860)	$(89,778)	$(181,066)

Income (loss) from discontinued operations, net of income taxes (including loss on disposal of $44,529 at December 31, 2016)	$—	$(41,159)	$10,138

Net income (loss)	$(41,860)	$(130,937)	$(170,928)

Basic earnings (loss) per common share
Continuing operations	$(6.76)	$(14.60)	$(29.37)
Discontinued operations	—	(6.69)	1.64
Basic earnings (loss) per common share	(6.76)	$(21.29)	$(27.73)

Weighted-average common shares outstanding	6,192	6,149	6,164

Diluted earnings (loss) per common share
Continuing operations	$(6.76)	$(14.60)	$(29.37)
Discontinued operations	—	(6.69)	1.64
Diluted earnings (loss) per common share	$(6.76)	$(21.29)	$(27.73)

Weighted-average common and common equivalent shares outstanding	6,192	6,149	6,164

Net income (loss)	$(41,860)	$(130,937)	$(170,928)

Declared dividends per share	$—	$0.85	$3.40

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$1,559	$(3,062)	$5,645
Foreign currency translation adjustments	316	444	(1,976)
Total other comprehensive income (loss), net of tax	1,875	(2,618)	3,669
Comprehensive income (loss)	$(39,985)	$(133,555)	$(167,259)
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2017	2016	2015
Cash Flows from Operating Activities
Net loss	$(41,860)	$(130,937)	$(170,928)
Adjustments to reconcile net loss to net cash provided by operating activities
(Income) loss from discontinued operations, net of tax	—	41,159	(10,138)
Loss on sale	—	—	9,501
Impairment of goodwill	34,510	38,669	209,938
Depreciation and software amortization	9,791	11,531	11,719
Intangible asset amortization	713	821	659
Stock-based compensation	2,662	2,673	5,442
Net pension cost (payments)	1,100	385	(257)
Interest accretion on contingent consideration	4,162	2,430	2,337
Adjustments to fair value of contingent consideration	—	7,018	—
Amortization of debt issuance costs	—	208	356
Deferred income taxes	(10,959)	26,290	(41,569)
Other, net	(27)	(246)	319
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	7,416	14,945	7,238
Decrease (increase) in inventory	251	125	272
Decrease (increase) in prepaid expenses and other current assets	710	2,723	954
Increase (decrease) in accounts payable	(10,398)	9,126	1,888
Increase (decrease) in other accrued expenses and liabilities	(28,871)	23,045	(10,390)
Net cash provided by (used in) continuing operations	(30,800)	49,965	17,341
Net cash provided by (used in) discontinued operations	—	(35,375)	15,945
Net cash provided by (used in) operating activities	(30,800)	14,590	33,286

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	—	(3,500)	(29,862)
Dispositions, net of cash transferred	—	—	4,974
Purchases of property, plant and equipment	(5,684)	(6,691)	(7,907)
Proceeds from the sale of property, plant and equipment	18	755	(76)
Net cash used in investing activities within continuing operations	(5,666)	(9,436)	(32,871)
Net cash provided by (used in) investing activities within discontinued operations	—	109,139	(3,269)
Net cash provided by (used in) investing activities	(5,666)	99,703	(36,140)

Cash Flows from Financing Activities
Borrowings	30,000	276,302	13,000
Repayment of borrowings	(30,211)	(353,614)	(18,375)
Debt financing costs	(635)	(2,484)	—
Issuance of common stock	(111)	(233)	(909)
Payment of capital leases	(501)	(168)	—
Excess tax benefits from stock-based compensation	—	—	14
Purchase of treasury stock	—	—	(4,619)
Issuance of treasury stock	—	186	193
Dividends paid	—	(5,285)	(21,241)
Net cash used in financing activities	(1,458)	(85,296)	(31,937)

Effect of exchange rate changes on cash and cash equivalents	316	444	(1,976)
Net increase (decrease) in cash and cash equivalents	(37,608)	29,441	(36,767)
Cash and cash equivalents at beginning of year	46,005	16,564	53,331
Cash and cash equivalents at end of year	$8,397	$46,005	$16,564
See Accompanying Notes to Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
In thousands	2017	2016	2015
Supplemental disclosures
Cash paid for interest	$292	$5,672	$1,679
Cash paid for income taxes, net of refunds	$32,914	$2,592	$10,069
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$1,434	$298	$315
New capital lease obligations	$57	$1,259	$177
See Accompanying Notes to Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Equity

In thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(loss)	Total Stockholders’ Equity
Balance at December 31, 2014	$11,961	$453,885	$1,165,707	$(1,257,648)	$(47,229)	$326,676
Exercise of stock options and release of unvested shares	54	157	—	(1,120)	—	(909)
Net tax effect of stock options exercised and release of unvested shares	—	1,742	—	—	—	1,742
Stock-based compensation	—	5,733	—	—	—	5,733
Dividends paid ($3.40 per share)	—	—	(21,241)	—	—	(21,241)
Treasury stock issued	—	(335)	—	528	—	193
Purchase of treasury stock	—	—	—	(4,619)	—	(4,619)
Net income	—	—	(170,928)	—	—	(170,928)
Other comprehensive loss	—	—	—	—	3,669	3,669
Balance at December 31, 2015	$12,015	$461,182	$973,538	$(1,262,859)	$(43,560)	$140,316
Exercise of stock options and release of unvested shares	29	(29)	—	(233)	—	(233)
Net tax effect of stock options exercised and release of unvested shares	—	(1,259)	—	—	—	(1,259)
Stock-based compensation	—	2,486	—	—	—	2,486
Dividends paid ($0.85 per share)	—	—	(5,285)	—	—	(5,285)
Treasury stock issued	—	(3,742)	—	3,928	—	186
Net loss	—	—	(130,937)	—	—	(130,937)
Other comprehensive income	—	—	—	—	(2,618)	(2,618)
Balance at December 31, 2016	$12,044	$458,638	$837,316	$(1,259,164)	$(46,178)	$2,656
Cumulative effect of accounting change	—	1,050	(873)	—	—	177
Exercise of stock options and release of unvested shares	31	(30)	—	(112)	—	(111)
Stock-based compensation	—	2,457	—	—	—	2,457
Treasury stock issued	—	(4,929)	—	5,100	—	171
Net loss	—	—	(41,860)	—	—	(41,860)
Other comprehensive loss	—	—	—	—	1,875	1,875
Balance at December 31, 2017	$12,075	$457,186	$794,583	$(1,254,176)	$(44,303)	$(34,635)
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

Discontinued Operations

As discussed in Note N, Discontinued Operations, we sold our Trillium reporting unit as of December 23, 2016. As such, the results of operations, financial position, and cash flows for Trillium are reported separately as discontinued operations for all periods presented in the Consolidated Financial Statements. Results of the remaining Harte Hanks business are reported as continuing operations.

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

Reverse Stock Split

On January 31, 2018, we executed a 1-for-10 reverse stock split (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, every 10 pre-split shares were exchanged for one post-split share of the Company's Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. In addition, our authorized Common Stock was reduced from 250 million to 25 million shares. The number of authorized shares of preferred stock remains unchanged at one million shares. See Note P, Subsequent Events, for additional information.

The Consolidated Financial Statements and Accompanying Notes to Consolidated Financial Statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. The calculation of basic and diluted earnings (loss) per share have been determined based on a retroactive adjustment of weighted average shares outstanding for all periods presented. The reflect to the reverse stock split on shareholders' equity, an amount equal to the par value of the reduced shares from the common stock par value account was reclassified to additional paid in capital resulting in no net impact to shareholders' equity on the Consolidated Balance Sheets.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation. This includes amounts related to discontinued operations, which have been reclassified for comparative purposes in all periods presented. This also includes the retrospective adoption of ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, resulted in the reclassification of pension expense previously recorded in Labor as of December 31, 2016 to Other, net in the Consolidated Statements of Comprehensive Loss.

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

	Year Ended December 31,
In thousands	2017	2016	2015
Balance at beginning of year	$1,028	$974	$878
Net charges to expense	192	711	685
Amounts recovered against the allowance	(523)	(657)	(589)
Balance at end of year	$697	$1,028	$974

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

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The general ranges of estimated useful lives are:

Buildings and improvements	3	to	40 years
Software	2	to	10 years
Equipment and furniture	3	to	20 years

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We did not record an impairment of long-lived assets in 2017, 2016, or 2015.

Capital lease assets are included in property, plant and equipment. Capital lease assets at December 31, 2017 and 2016 consisted of:

	December 31,
In thousands	2017	2016
Equipment and furniture	$1,774	$2,357
Less accumulated depreciation	(687)	(903)
Net book value	$1,087	$1,454

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

Goodwill is tested for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, or based on management's judgment, we determine it is more likely than not that the fair value is less than its carrying amount, an impairment test is performed using a one-step approach. The fair value of the reporting unit, using the discounted cash flow method, is compared to its carrying amount. If the carrying amount is greater than the fair value, an impairment loss is recognized in an amount equal to the excess.

Our acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which generally range from two to 10 years. Our acquired intangible assets do not have indefinite lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value.

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

Stock-Based Compensation

All share-based awards are recognized as operating expense in the “Labor” line of the Consolidated Statements of Comprehensive Income (Loss). Calculated expense is based on the fair values of the awards on the date of grant and is recognized over the requisite service period or performance period of the awards.

Reserve for Healthcare, Workers’ Compensation, Automobile, and General Liability

We are self-insured for the majority of our healthcare insurance. We pay actual medical claims up to a stop loss limit of $0.3 million. In the fourth quarter of 2016, we moved to a guaranteed cost program for our workers' compensation and automobile programs. Prior to the change, our deductible for workers’ compensation was $0.5 million. Our deductible for general liability is $0.3 million.

The reserve is estimated using current claims activity, historical experience, and claims incurred but not reported. We use loss development factors that consider both industry norms and company specific information. Our liability is recorded at the estimate of the ultimate cost of claims at the balance sheet date. At December 31, 2017 and 2016, our reserve for healthcare, workers’ compensation, net, automobile, and general liability was $3.5 million and $4.6 million, respectively. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss). Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income (Loss).

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

Geographic Concentrations

Depending on the needs of our clients, our services are provided in an integrated approach through 32 facilities worldwide, of which 6 are located outside of the U.S.

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2017	2016	2015
Revenue (1)
United States	$330,944	$324,625	$377,717
Other countries	52,962	79,787	66,449
Total revenue	$383,906	$404,412	$444,166

	December 31,
In thousands	2017	2016
Property, plant and equipment (2)
United States	$18,789	$19,810
Other countries	2,998	4,114
Total property, plant and equipment	$21,787	$23,924

(1)	Geographic revenues are based on the location of the service being performed.

(2)	Property, plant and equipment are based on physical location.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

Stock-Based Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarified guidance on applying modification accounting to changes in the terms or conditions of a share-base payment award. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This change is required to be applied prospectively to an award modified on or after the adoption date. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

Statement of Cash Flows

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

Leases

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, related to revenue recognition. Under the new standard and its related amendments (collectively known as ASC 606), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

We will adopt the new standard on January 1, 2018 utilizing the modified retrospective method. As permitted under the transition guidance, we will apply the new standard only to contracts not completed as of January 1, 2018, which represent contracts for which substantially all of the revenues have not been recognized under existing guidance.

We have established an implementation team to assist with the assessment of the impact that the new standard will have on our operations, consolidated financial statements and related disclosures. We have identified our major revenue streams and are in the process of finalizing our assessment and accounting policies, including the quantification of the expected effect. The adoption of ASC 606 may have a material effect on our consolidated financial statements. Based on analysis to date, we have identified the following potential impacts:

•
Under existing guidance, revenue is recognized upon completion of a specified deliverable or the service. However, the new standard introduced an additional criteria which requires certain performance obligations to be recognized over time if the performance obligation does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date. We are currently evaluating the impact of these changes under the new standard.

•
We enter into contracts which allow the customer or either party the ability to terminate the contract for convenience without incurring a substantial termination penalty. Under existing guidance, we consider the stated term as the contract term and account for terminations when they occur. Under the new standard, the contract term is specified as the contractual period in which the parties to the contract have enforceable rights and obligations. We are currently evaluating the impact these provisions may have on the measurement and allocation of the transaction price as well as any revenue recognition timing differences as compared to current guidance.

•
We perform certain services at the onset of a contract and we may receive a nonrefundable up-front fee from the customer for these services. Currently, we recognize these upfront fees when these services are completed. However, under the new standard, if these services do not represent a promise to transfer a good or service they may not be deemed a separate performance obligation, which would require revenue recognition over the term of the contract including any renewal options. We are currently evaluating the impact of these changes under the new standard.

In addition, we have determined the adoption of this standard will result in several additional disclosures, including but not limited to additional information around our performance obligations, the timing of revenue recognition, remaining performance obligations at period end, contract assets and liabilities and significant judgments made that impact the amount and timing of revenue from our contracts with customers. These additional disclosures will be included in the Company’s first quarter report on Form 10-Q. In addition, under the modified retrospective method of adoption, we will be required to disclose, for the first year subsequent to adoption, any significant revenue recognition differences under the new standard from what would have been recorded by us had historical revenue recognition guidance continued to be in effect for 2018. We will also be required to disclose the amount of each account impacted as a result of the adoption of the new standard and what that amount would have been under historical revenue recognition guidance during 2018.

This discussion of the expected effects of our adoption of ASC 606 represents management’s best estimates of the effects of adopting ASC 606 at the time of the preparation of this Annual Report on Form 10-K. In order to complete this assessment, we are continuing to update and enhance our internal accounting systems and internal controls over financial reporting, which will include new controls around contract inception and contract modifications, as well as periodic reviews of material contracts. In addition, we are continuing to evaluate the impacts of the new guidance, including:

•	Our determination as to whether contract options represent material rights

•	Our estimation policies for variable consideration, including usage based fees and fees based on hours incurred.

•	Our policies to allocate the transaction price to the performance obligations in our contracts, specifically, the determination of standalone selling prices used in the allocation.

•
The determination of the amounts and amortization periods for costs to obtain a contract that are expected to be recognized as assets. In cases where the period under which such capitalized costs would be amortized is less than 12 months, we have elected to utilize the practical expedient method available under the new standard, and expense these contract costs as incurred.

•	Quantification of impacts from adopting the new standard, including income tax impacts.

Recently adopted accounting pronouncements

Employee Benefit Plans

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to present the service cost component of net benefit cost with the other current compensation costs. All other components of net benefit cost are to be reported outside of operating income. This ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. This change is required to be applied using a retrospective transition method for each period presented. We adopted the update as of the first quarter of 2017. As a result of the adoption of this ASU, we reclassified $1.9 million and $5.3 million of pension expense recorded in Labor for the years ended December 31, 2016 and 2015, respectively to Other, net in the Consolidated Statements of Comprehensive Loss.

Goodwill and Other Intangible Assets

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge in the amount that the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted this standard in January 2017, and have applied it as necessary in our consolidated financial statements.

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting, which requires entities with share-based payment awards to recognize all related excess tax benefits and tax deficiencies as income tax expenses or benefit in the income statement. This ASU is effective for interim and annual periods beginning after December 15, 2016. We have adopted the update as of the first quarter of 2017. As a result of the adoption of this ASU, excess tax benefits or deficiencies are now reflected in the Consolidated Statements of Comprehensive Loss as a component of income taxes, whereas they previously were recognized in equity. Excess tax benefits are recognized in the Consolidated Statement of Cash Flow as an operating activity, with the prior periods adjusted accordingly. We have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The ASU was adopted on a modified retrospective basis and no prior periods were restated as a result of this change in accounting policy.

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

Note C — Long-Term Debt

As of December 31, 2017 the Texas Capital Facility was outstanding, but at each of of years ended December 31, 2017 and 2016, we had no debt outstanding.

Credit Facilities

On March 10, 2016, we entered into a secured credit facility with Wells Fargo Bank, N.A. as Administrative Agent, consisting of a maximum $65.0 million revolving credit facility (the "2016 Revolving Credit Facility"), and a $45.0 million term loan facility (the "2016 Term Loan", and together with the 2016 Revolving Credit Facility, the "2016 Secured Credit Facility"). The 2016 Secured Credit Facility was secured by substantially all of our assets and material domestic subsidiaries. The 2016 Secured Credit Facility was used for general corporate purposes, and to replace, and repay remaining outstanding balances on our prior debt.

Prepayment of the 2016 Secured Credit Facility was required upon the completion of the sale of Trillium in accordance with its amended terms. The proceeds of the Trillium sale were used to repay in full all outstanding loans, together with interest, and all other amounts due in connection with repayment (including prepayment penalties of approximately $1.3 million). The credit and guarantee agreements related to the 2016 Secured Credit Facility were likewise terminated.

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A., that provides a $20 million revolving credit facility (the "Texas Capital Credit Facility"). The Texas Capital Credit Facility is being used for general corporate purposes and to provide collateral for up to $5.0 million of letters of credit issued by Texas Capital Bank. The Texas Capital Credit Facility is

secured by substantially all of the company's assets and is guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).

On January 9, 2018, we entered into an amendment (the "First Amendment") to the Texas Capital Credit Facility. The First Amendment (i) increases the availability under the revolving credit facility from $20 million to $22 million and (ii) extends the Texas Capital Credit Facility one year to April 17, 2020. The Credit Facility remains secured by substantially all of our assets. Our fee for the collateral balance provided by HHS Guaranty, LLC also changed from an annual fee of $0.5 million to 0.5% of collateral actually pledged; we expect that the fees payable to HHS Guaranty will be substantially similar in amount under the new terms.

Pursuant to the First Amendment, the Texas Capital Credit Facility expires on April 17, 2020 at which point all outstanding principal amounts will be due. Harte Hanks can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused credit balances will accrue interest at 0.50%.

The Texas Capital Credit Facility is subject to customary covenants requiring insurance, legal compliance, payment of taxes, prohibition of second liens, and secondary indebtedness, as well as the filing of quarterly and annual financial statements. We were in compliance with all of the covenants of our credit facility at December 31, 2017.

Cash payments for interest were $0.3 million, $5.7 million, and $1.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Note D — Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2017	2016	2015
Current
Federal	$348	$(6,360)	$2,920
State and local	245	(107)	744
Foreign	472	807	545
Total current	$1,065	$(5,660)	$4,209

Deferred
Federal	$(9,886)	$18,619	$(38,048)
State and local	(747)	7,655	(3,523)
Foreign	(326)	16	2
Total deferred	$(10,959)	$26,290	$(41,569)

Total income tax expense (benefit)	$(9,894)	$20,630	$(37,360)

The U.S. and foreign components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
In thousands	2017	2016	2015
United States	$(49,731)	$(66,828)	$(217,920)
Foreign	(2,023)	(2,320)	(506)
Total income (loss) from continuing operations before income taxes	$(51,754)	$(69,148)	$(218,426)

The differences between total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes were as follows:

	Year Ended December 31,
In thousands	2017	Rate	2016	Rate	2015	Rate
Computed expected income tax expense (benefit)	$(18,114)	35.0%	$(24,202)	35.0%	$(76,449)	35.0%
Goodwill impairment basis difference	6,000	-11.6%	6,275	-9.1%	36,664	-16.8%
Sold operations basis difference	—	—%	—	—%	686	-0.3%
Net effect of state income taxes	(559)	1.1%	(954)	1.4%	178	-0.1%
Foreign subsidiary dividend inclusions	440	-0.8%	843	-1.2%	557	-0.3%
Foreign tax rate differential	187	-0.4%	722	-1.0%	291	-0.1%
Change in valuation allowance	2,265	-4.4%	34,478	-49.9%	(153)	0.1%
Non-deductible interest	1,280	-2.5%	3,219	-4.7%	715	-0.3%
Stock-based compensation shortfalls	1,373	-2.7%	—	—%	—	—%
Change in valuation allowance due to tax reform	(13,821)	26.7%	—	—%	—	—%
Change in U.S. tax rate due to tax reform	10,391	-20.1%	—	—%	—	—%
Other, net	664	-1.2%	249	-0.4%	151	-0.1%
Income tax expense (benefit) for the period	$(9,894)	19.1%	$20,630	-29.9%	$(37,360)	17.1%

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2017	2016	2015
Continuing operations	$(9,894)	$20,630	$(37,360)
Discontinued operations	—	8,994	5,446
Loss on sale of discontinued operations	—	(4,600)	—
Stockholders’ equity	755	(782)	2,021
Total	$(9,139)	$24,242	$(29,893)

The U.S. Tax Cuts and Jobs Act (the "Tax Reform Act”) was enacted on December 22, 2017. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “transition tax”). The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The main impact of the Tax Reform Act on our 2017 financial statement is the re-measurement of deferred tax balances to the new corporate tax rate, in which we recorded a deferred tax benefit of $3.4 million.

Due to the complexities involved in accounting for the recently enacted Tax Reform Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the company include in its financial statements the reasonable estimate of the impact of the Tax Reform Act on earnings to the extent such reasonable estimate has been determined. Accordingly, our U.S. provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118.

Additionally, we have made a provisional estimate for the transition tax. Due to net deficits in our total accumulated post-1986 foreign earnings and profits that were previously deferred from U.S. income tax, we believe that the company will not be subject to the transition tax, and therefore we have not recorded an income tax effect for the transition tax in the current period. We will update this estimate, if necessary, as the accounting for this is complete.

Effective in 2018, the Tax Reform Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. We do not expect that the company will be subject to these taxes and therefore we have not included any tax impacts of GILTI and BEAT in our 2017 financial statements.

We do not have all of the necessary information available to determine a reasonable estimate of the tax liability, if any, under the Tax Reform Act for our remaining outside basis difference in our foreign subsidiaries or to evaluate how the Tax Reform Act will affect our existing accounting position to indefinitely reinvest unremitted foreign earnings. We will continue to apply our existing accounting for this matter under ASC 740, Income Taxes, based on the tax law in effect prior to the enactment of the Tax Reform Act.

We re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

We will continue to assess the impact from the Tax Reform Act throughout the one-year measurement period as provided by SAB 118 and will record adjustments, if necessary, in 2018.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Year Ended December 31,
In thousands	2017	2016
Deferred tax assets
Deferred compensation and retirement plan	$15,017	$24,715
Accrued expenses not deductible until paid	1,619	3,508
Employee stock-based compensation	1,757	3,321
Accrued payroll not deductible until paid	1,111	1,400
Accounts receivable, net	179	406
Goodwill	700	—
Other, net	290	393
Foreign net operating loss carryforwards	2,887	2,271
State net operating loss carryforwards	3,978	3,349
Foreign tax credit carryforwards	3,653	785
Total gross deferred tax assets	31,191	40,148
Less valuation allowances	(28,350)	(40,148)
Net deferred tax assets	$2,841	$—

Deferred tax liabilities
Property, plant and equipment	$(1,941)	$(3,060)
Goodwill and other intangibles	(701)	(6,800)
Other, net	(972)	(1,184)
Total gross deferred tax liabilities	(3,614)	(11,044)
Net deferred tax liabilities	$(773)	$(11,044)

A reconciliation of the beginning and ending balance of deferred tax valuation allowance is as follows:

In thousands
Balance at December 31, 2015	$9,958
Additions:
Charged to cost and expenses	37,798
Deductions	(7,608)
Balance at December 31, 2016	$40,148
Additions:
Charged to cost and expenses	4,111
Deductions	(15,909)
Balance at December 31, 2017	$28,350

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets was $28.4 million and $40.1 million at December 31, 2017 and 2016, respectively. We recorded a $13.8 million deferred income tax benefit related to implementation of the applicable provisions of the Tax Reform Act. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence such as changes in our growth projections.

We or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. federal, U.S. state, and foreign returns, we are no longer subject to tax examinations for years prior to 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

In thousands
Balance at December 31, 2014	$—
Additions for prior year tax positions	761
Balance at December 31, 2015	$761
Additions for prior year tax positions	206
Balance at December 31, 2016	$967
Settlements	(761)
Balance at December 31, 2017	$206

Included in the balance as of December 31, 2017 are $0.2 million of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Any adjustments to this liability as a result of the finalization of audits or potential settlements would not be material.

We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss). We did not recognize any tax benefits for the reduction of accrued interest and penalties associated with the reduction of the liability for unrecognized tax benefits during the years ended December 31, 2017 and 2016.  We did not have any interest and penalties accrued at December 31, 2017 or 2016.

As of December 31, 2017, we had net operating loss carryforwards that are available to reduce future taxable income and that will begin to expire in 2030.

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

During our annual impairment test in 2017, we performed a Step One analysis using a business enterprise value approach to determine the fair value of the business. The fair value of the reporting unit was estimated for the purpose of deriving an excess or deficit between the fair value and the carrying amount of the business enterprise. The fair value calculated using the discounted cash flow method was a component of the analysis. Estimated future cash flows were discounted at a rate of 14.0%. The results of the Step One analysis, in accordance with ASU 2017-04, indicated that the carrying value exceeded the fair value and the full carrying value of goodwill should be written-off, resulting in an impairment charge of $34.5 million. Our fair value estimates relied on management assumptions including market rates, revenue growth rates, operating margins, and discount rates.

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

Under Step Two, the fair value of the reporting unit was estimated for the purpose of deriving an estimate of the implied fair value of goodwill. The fair value of tangible assets along with the estimated fair value of intangible assets including non-compete agreements, trade names, and customer relationships, were taken into consideration for the analysis. Additional assumptions used in measuring the fair value of the assets and liabilities included customer attrition rates, discount rates, and royalty rates used in valuing the intangible assets, and the consideration of the market environment in valuing tangible assets. The resulting implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of impairment. The results of Step Two indicated that a goodwill write down of $38.7 million was necessary.

During 2015, as a result of a sustained decline in our market capitalization below our book value of equity and recent operating performance, the company determined that a triggering event had occurred. Using the income-based approach and the market-based approach, the fair value of the reporting unit was estimated to be below the carrying value and therefore indicated impairment. The second step of the test indicated that goodwill was impaired by $209.9 million. The impairment charge resulted in a corresponding $36.8 million tax benefit resulting in a net income impact of $173.1 million. Our fair value estimates relied on management assumptions including discount rate, revenue growth rates, operating margins, attrition rates, and royalty rates.

Our accumulated goodwill impairment was $283.1 million, $248.6 million, and $209.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The changes in the carrying amount of goodwill are as follows:

In thousands
Balance at December 31, 2015	$69,699
Purchase consideration	3,480
Impairment	(38,669)
Balance at December 31, 2016	$34,510
Impairment	(34,510)
Balance at December 31, 2017	$—

Other intangibles with definite useful lives relate to contact databases, client relationships, and non-compete agreements. They are amortized on a straight-line basis over their respective estimated useful lives, typically a period of 2 to 10 years, and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The changes in the carrying amount of other intangibles with definite lives are as follows:

In thousands
Balance at December 31, 2015	$4,123
Amortization	(821)
Balance at December 31, 2016	$3,302
Amortization	(713)
Balance at December 31, 2017	$2,589

Amortization expense related to other intangibles with definite useful lives was $0.7 million, $0.8 million, and 0.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. Expected amortization expense for the next five years is as follows:

In thousands
2018	$624
2019	613
2020	613
2021	613
2022	126
Thereafter	—
Total	2,589

Note F — Employee Benefit Plans

Prior to January 1, 1999, we provided a defined benefit pension plan in which most of our employees were eligible to participate (the "Qualified Pension Plan"). In conjunction with significant enhancements to our 401(k) plan, we elected to freeze benefits under the Qualified Pension Plan as of December 31, 1998.

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

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$179,247	$178,715
Interest cost	7,347	7,802
Actuarial (gain) loss	10,121	2,127
Benefits paid	(9,679)	(9,397)
Benefit obligation at end of year	$187,036	$179,247

Change in plan assets
Fair value of plan assets at beginning of year	116,725	121,682
Actual return on plan assets	17,292	2,883
Contributions	1,675	1,557
Benefits paid	(9,679)	(9,397)
Fair value of plan assets at end of year	$126,013	$116,725

Funded status at end of year	$(61,023)	$(62,522)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2017	2016
Other current liabilities	$1,685	$1,686
Pensions	59,338	60,836
Total	$61,023	$62,522

The following amounts have been recognized in accumulated other comprehensive loss, net of tax, at December 31:

In thousands	2017	2016
Net loss	$45,418	$46,977

We are not required to make and do not intend to make any contributions to our Qualified Pension Plan in 2018. Based on current estimates we will not be required to make any contributions to our Qualified Pension Plan until 2019.

We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2018 other than to the extent needed to cover benefit payments. We expect benefit payments under this supplemental pension plan to total approximately $1.7 million in 2018.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

In thousands	2017	2016
Projected benefit obligation	$187,036	$179,247
Accumulated benefit obligation	$187,036	$179,247
Fair value of plan assets	$126,013	$116,725

The Restoration Pension Plan had an accumulated benefit obligation of $27.6 million and $26.6 million at December 31, 2017 and 2016, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for both plans:

	Year Ended December 31,
In thousands	2017	2016	2015
Net Periodic Benefit Cost (Pre-Tax)
Interest cost	7,347	7,802	7,724
Expected return on plan assets	(7,328)	(8,245)	(8,637)
Recognized actuarial loss	2,754	2,386	6,228
Net periodic benefit cost	$2,773	$1,943	$5,315

Amounts Recognized in Other Comprehensive Income (Loss) (Pre-Tax)
Net (gain) loss	$(2,597)	$5,103	$(9,408)

Net (benefit) cost recognized in net periodic benefit cost and other comprehensive (income) loss	$176	$7,046	$(4,093)

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 is $2.7 million. The period over which the net loss from the Qualified Pension Plan is amortized into net periodic benefit cost was changed in 2016 from the average future service of active participants (approximately 9 years) to the average future lifetime of all participants (approximately 23 years). This change reflects that the Qualified Pension Plan is frozen and that almost all of the plan's participants are not active employees.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2017	2016	2015
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.21%	4.49%	4.13%
Expected return on plan assets	6.50%	7.00%	7.00%

	December 31,
	2017	2016
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.67%	4.21%

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

The funded pension plan assets as of December 31, 2017 and 2016, by asset category, are as follows:

In thousands	2017	%	2016	%
Equity securities	$80,191	64%	$61,254	52%
Debt securities	20,481	16%	21,940	19%
Other	25,341	20%	33,531	29%
Total plan assets	$126,013	100%	$116,725	100%

The fair values presented have been prepared using values and information available as of December 31, 2017 and 2016.

The following tables present the fair value measurements of the assets in our funded pension plan:

In thousands	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$80,191	$80,191	$—	$—
Debt securities	20,481	20,481	—	—
Total investments, excluding investments valued at NAV	100,672	100,672	—	—
Investments valued at NAV (1)	25,341	—		—
Total plan assets	$126,013	$100,672	$—	$—

In thousands	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$61,254	$61,254	$—	$—
Debt securities	21,940	21,940	—	—
Total investments, excluding investments valued at NAV	83,194	83,194	—	—
Investments valued at NAV (1)	33,531	—	—	—
Total plan assets	$116,725	$83,194	$—	$—
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

The expected future benefit payments for both pension plans over the next ten years as of December 31, 2017 are as follows:

In thousands
2018	$9,922
2019	9,977
2020	10,221
2021	10,476
2022	10,855
2023-2027	57,001
Total	$108,452

We also sponsor a 401(k)-retirement plan in which we matched a portion of employees’ voluntary before-tax contributions. Under this plan, both employee and matching contributions vest immediately. Total 401(k) expense for these matching payments recognized was $3.0 million for each of the years ending December 31, 2017, 2016, and 2015

Note G — Stockholders’ Equity

Dividends

We paid a dividend of $0.85 per share in the first quarter of 2016 and did not pay any dividends in 2017

Share Repurchase

Under the stock repurchase program publicly announced in August of 2014, our Board provided authorization to spend up to $20.0 million to repurchase shares of our outstanding common stock. During 2017, no shares of our common stock were purchased. We had $11.4 million remaining under the current authorization as of December 31, 2017. From 1997 through December 2017, we have paid more than $1.2 billion to repurchase 6.8 million shares under this program and previously announced programs.

Awardees of stock-based compensation may elect to have shares of common stock withheld from vested awards to meet tax obligations. These shares are returned to our treasury stock at the time of vesting. During 2017, we received 9,310 shares of our common stock, with an estimated market value of $0.1 million, from such arrangements.

Series A Convertible Preferred Stock

Harte Hanks is authorized to issue one million shares of preferred stock with a par value of $1.00. Each share of our Series A Convertible Preferred Stock (the "Series A Preferred Stock") is convertible at any time at the option of the holder into the number of shares of common stock at the initial conversion price. Dividends on the Series A Preferred Stock are accrued at a rate of 5.0% per year or the rate that cash dividends were paid in respect to shares of common stock if such rate is greater than 5.0%. Holders of Series A Preferred Stock do not have voting rights, subject to certain exceptions.

On January 23, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro, LLC for gross proceeds of $9.9 million. Shares are convertible into 16.0% of our outstanding common stock on a pre-closing basis, priced at $9.91 per share of common stock. For so long as Wipro owns at least a majority of the preferred shares originally purchased, or is the beneficial owner of at least 5% of the company's common stock, Wipro has the right to appoint one individual as a non-voting observer to the Board and under certain circumstances Wipro may appoint a board member to the board of directors.

Note H — Stock-Based Compensation

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Income (Loss). For the years ended December 31, 2017, 2016, and 2015, we recorded total stock-based compensation expense from continuing operations of $2.7 million, $2.7 million, and $5.4 million, respectively.

We granted equity awards to our Chief Financial Officer in 2017, Chief Operations Officer in 2016, and our Chief Executive Officer and Chief Marketing Officer in 2015 as a material inducement for acceptance of such positions. These option, restricted stock, and performance unit awards were not submitted for stockholder approval, and were separately listed with the NYSE.

In May 2013, our stockholders approved the 2013 Omnibus Incentive Plan ("2013 Plan"), pursuant to which we may issue up to 500,000 shares of stock-based awards to directors, employees, and consultants, as adjusted for the reverse stock split. The 2013 Plan replaced the stockholder-approved 2005 Omnibus Incentive Plan ("2005 Plan"), pursuant to which we issued equity securities to directors, officers, and key employees. No additional stock-based awards will be granted under the 2005 Plan, but awards previously granted under the 2005 Plan will remain outstanding in accordance with their respective terms. As of December 31, 2017, there were 0.1 million shares available for grant under the 2013 Plan.

Stock Options

Options granted under the 2013 Plan or as inducement awards have an exercise price equal to the market value of the common stock on the grant date. These options become exercisable in 25% increments on the first four anniversaries of their date of grant, and expire on the tenth anniversary of their date of grant. Options to purchase 0.1 million shares granted as inducement awards were outstanding at December 31, 2017, with exercise prices ranging from $10.00 to $42.60 per share.

Following the third quarter 2015 resignation of our former CEO, vesting was accelerated on his unvested stock options (pursuant to the terms of his employment agreement and inducement award), for which we recognized $0.5 million of accelerated expense in July 2015. These options were not exercised and subsequently expired.

Options under the 2005 Plan were granted at exercise prices equal to the market value of the common stock on the grant date. All such awards have met their respective vesting dates. Options to purchase 0.1 million shares were outstanding under the 2005 Plan as of December 31, 2017, with exercise prices ranging from $60.40 to $159.00 per share.

Options issued through March 2015 vest in full (to the extent not previously vested) upon a change in control, as defined in the applicable equity plan. Options granted to officers after April 2015 vest in full upon a change in control if such options are not assumed or replaced by a publicly-traded successor with an equivalent award (as defined in such officers’ change in control severance agreements). Additionally, 25% of the inducement options granted to the Chief Executive Officer will vest (if not previously vested) in the event her employment is terminated without cause, or if she terminates her employment for good reason (as such terms are defined in her employment agreement).

The following summarizes all stock option activity during the years ended December 31, 2017, 2016, and 2015:

In thousands	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at December 31, 2014	446,365	$114.99

Granted in 2015	197,318	57.26
Exercised in 2015	(3,500)	60.40		$67
Unvested options forfeited in 2015	(65,982)	79.59
Vested options expired in 2015	(113,988)	148.83
Options outstanding at December 31, 2015	460,213	$87.36

Granted in 2016	15,037	26.15
Exercised in 2016	—	—		$—
Unvested options forfeited in 2016	(57,014)	75.74
Vested options expired in 2016	(47,689)	160.61
Options outstanding at December 31, 2016	370,547	$77.23

Granted in 2017	33,855	10.00
Exercised in 2017	—	—		$—
Unvested options forfeited in 2017	(9,872)	73.31
Vested options expired in 2017	(85,563)	110.44
Options outstanding at December 31, 2017	308,967	$60.80	5.86	$—

Vested and expected to vest at December 31, 2017	308,967	$60.80	5.86	$—

Exercisable at December 31, 2017	201,594	$75.42	4.66	$—

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2017. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2017 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2017:

Range of Exercise Prices			Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$0.00	-	29.99	48,892	$14.97	9.39	3,759	$26.15
$30.00	-	54.99	96,866	38.39	7.73	48,433	38.39
$55.00	-	79.99	94,903	70.27	3.96	85,785	69.57
$80.00	-	104.99	30,941	88.28	5.34	26,253	89.35
$105.00	-	129.99	22,900	119.73	2.23	22,900	119.73
$130.00	-	159.99	14,465	151.51	0.70	14,465	151.51
			308,967	$60.80	5.86	201,595	$75.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model based on the following weighted-average assumptions used for grants during 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.25	6.25	6.24
Expected stock price volatility	53.70%	44.80%	40.60%
Risk-free interest rate	2.16%	1.48%	1.58%
Expected dividend yield	—%	—%	5.69%

Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. Expected dividend yield is based on historical stock price movement and anticipated future annual dividends over the expected term. Future annual dividends over the expected term are estimated to be nil.

The weighted-average fair value of options granted during 2017, 2016, and 2015 was $5.32, $11.66, and $13.60, respectively. As of December 31, 2017, there was $0.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.18 years.

Cash Stock Appreciation Rights

In 2016 and 2017 the Board approved grants of cash settling stock appreciation rights under the 2013 Plan. Cash stock appreciation rights vest in 25% increments on the first four anniversaries of the date of grant. Cash stock appreciation rights settle solely in cash and are treated as a liability.

The following summarizes all cash stock appreciation rights during the year ended December 31, 2017:

	Number of Units	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Cash stock appreciation rights outstanding at December 31, 2016	—	$—

Granted in 2017	86,618	9.70
Exercised in 2017	—	—
Forfeited in 2017	—	—
Cash stock appreciation rights outstanding at December 31, 2017	86,618	$9.70	9.48

Vested and expected to vest at December 31, 2017	86,618	$9.70	9.48

Exercisable at December 31, 2017	—	$—	0.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model based on the following weighted-average assumptions used for grants during 2017:

2017
Expected term (in years)	6.25
Expected stock price volatility	54.45%
Risk-free interest rate	2.23%
Expected dividend yield	—%

Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in cash stock appreciation right vesting schedules and changes in the pool of employees receiving cash stock appreciation right grants. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. Expected dividend yield is based on historical stock price movement and anticipated future annual dividends over the expected term. Future annual dividends over the expected term are estimated to be nil.

The fair value of each cash stock appreciation right is estimated on the date of grant using the Black-Scholes Option-Pricing Model and is revalued at the end of each period. Changes in fair value are recorded to the income statement as changes to expense. As of December 31, 2017, there was $0.4 million of total unrecognized compensation cost related to unvested cash stock appreciation right grants. This cost is expected to be recognized over a weighted average period of approximately 3.48 years. Changes in our stock price, the volatility of our stock price, and the risk-free rate of interest will result in adjustments to compensation expense and the corresponding liability over the applicable service period

Unvested Shares

Unvested shares granted as inducement awards or under the 2013 Plan vest in three equal increments on the first three anniversaries of their date of grant. Unvested shares settle solely in common stock and are treated as equity. Outstanding unvested shares granted to officers as inducement awards or under the 2013 Plan vest in full (to the extent not previously vested) upon a change in control if such unvested shares are not assumed or replaced by a publicly-traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

Following the third quarter 2015 resignation of our former CEO, vesting was accelerated on his unvested shares (pursuant to the terms of his employment agreement and inducement award), for which we recognized $1.2 million of accelerated expense in July 2015.

The following summarizes all unvested share activity during 2017, 2016, and 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares outstanding at December 31, 2014	79,007	$80.89

Granted in 2015	83,626	63.80
Vested in 2015	(50,507)	82.27
Forfeited in 2015	(15,911)	78.39
Unvested shares outstanding at December 31, 2015	96,215	$65.69

Granted in 2016	74,192	26.32
Vested in 2016	(36,492)	66.96
Forfeited in 2016	(39,372)	57.79
Unvested shares outstanding at December 31, 2016	94,543	$37.59

Granted in 2017	160,962	9.81
Vested in 2017	(40,979)	41.39
Forfeited in 2017	(13,304)	27.84
Unvested shares outstanding at December 31, 2017	201,222	$15.23

The fair value of each unvested share is estimated on the date of grant as the closing market price of our common stock on the date of grant. As of December 31, 2017, there was $2.1 million of total unrecognized compensation cost related to unvested shares. This cost is expected to be recognized over a weighted average period of approximately 1.94 years.

Phantom Stock Units

In 2016 and 2017 the Board approved grants of phantom stock units under the 2013 Plan. Phantom stock units vest in 25% increments on the first four anniversaries of the date of grant. Phantom stock units settle solely in cash and are treated as a liability. Grants of phantom stock units made to officers under the 2013 Plan vest in full (to the extent not previously vested) upon a change in control if they are not assumed or replaced by a publicly-traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

The following summarizes all phantom stock unit activity during 2017:

	Number of Units	Weighted- Average Grant Date Fair Value
Phantom stock units outstanding at December 31, 2015	—	$—

Granted in 2016	78,140	26.90
Vested in 2016	—	—
Forfeited in 2016	(24,976)	26.90
Phantom stock units outstanding at December 31, 2016	53,164	$26.90

Granted in 2017	56,000	9.70
Vested in 2017	(12,483)	26.90
Forfeited in 2017	(14,644)	22.63
Phantom stock units outstanding at December 31, 2017	82,037	$15.92

The fair value of each phantom stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period. As of December 31, 2017, there was $0.7 million of total unrecognized compensation cost related to phantom stock units. This cost is expected to be recognized over a weighted average period of approximately 3.06 years.

Performance Stock Units

Under the 2013 Plan and grants of inducement awards, performance stock units are a form of share-based award similar to unvested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over a roughly three-year period. At the end of the performance period, the number of shares of stock issued will be determined in accordance with the specified performance target(s) in a range between 0% and 100%. Performance stock units vest solely in common stock and are treated as equity. Upon a change in control, performance stock units granted to officers vest on a pro-rated basis (based on time elapsed from the grant) to the extent not previously settled if they are not assumed or replaced by a publicly-traded successor with an equivalent award (as such terms are defined in such officers' change-in-control severance agreements).

The following summarizes all performance stock unit activity during 2017, 2016, and 2015:

	Number of Units	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at December 31, 2014	60,363	$76.07

Granted in 2015	66,982	43.02
Settled in 2015	—	—
Forfeited in 2015	(57,211)	75.40
Performance stock units outstanding at December 31, 2015	70,134	$45.05

Granted in 2016	47,300	19.00
Settled in 2016	—	—
Forfeited in 2016	(33,004)	57.59
Performance stock units outstanding at December 31, 2016	84,430	$25.56

Granted in 2017	89,124	9.95
Settled in 2017	—	—
Forfeited in 2017	(10,494)	47.90
Performance stock units outstanding at December 31, 2017	163,060	$15.59

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2017, there was $1.3 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 1.73 years. Future annual dividends over the expected term are estimated to be nil.

Cash Performance Stock Units

In 2016 and 2017, the Board of Directors approved grants of cash performance stock units under the 2013 Plan. Cash performance stock units are a form of share-based award similar to phantom stock units, except that the number of units ultimately issued is based on our performance against specific performance goals measured after a three-year period. At the end of the performance period, the number of units vesting will be determined in accordance with specified performance target(s) in a range between 0% and 100%. Cash performance stock units settle solely in cash and are treated as a liability. Upon a change in control, cash performance stock units granted to officers vest on a pro-rated basis (based on time elapsed from the grant) to the extent not previously settled if they are not assumed or replaced by a publicly-traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

The following summarizes all performance stock unit activity during 2017:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Cash performance stock units outstanding at December 31, 2015	—	$—

Granted in 2016	51,209	26.90
Settled in 2016	—	—
Forfeited in 2016	(6,812)	26.90
Cash performance stock units outstanding at December 31, 2016	44,397	$26.90

Granted in 2017	109,887	10.10
Settled in 2017	—	—
Forfeited in 2017	(3,778)	26.90
Cash performance stock units outstanding at December 31, 2017	150,506	$14.63

The fair value of each cash performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2017, there was $0.9 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 2.13 years. Future annual dividends over the expected term are estimated to be nil.

Note I — Commitments and Contingencies

At December 31, 2017, we had letters of credit in the amount of $2.8 million backed by cash collateral. No amounts were drawn against these letters of credit at December 31, 2017. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

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

Note J — Leases

We lease real estate and certain equipment under numerous lease agreements, most of which contain some renewal options. The total rent expense applicable to operating leases was $13.1 million, $12.4 million, and $13.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Step rent provisions and escalation clauses, normal tenant improvements, rent holidays, and other lease concessions are taken into account in computing minimum lease payments. We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2017 are as follows:

In thousands
2018	$8,753
2019	8,500
2020	6,495
2021	3,889
2022	2,016
Thereafter	1,823
Total	$31,476

We also lease certain equipment and software under capital leases. Our capital lease obligations at year-end were as follows:

In thousands	2017	2016
Current portion of capital leases	$506	$559
Long-term portion of capital leases	486	1,018
Total capital lease obligation	$992	$1,577

The future minimum lease payments for all capital leases operating as of December 31, 2017 are as follows:

In thousands
2018	$506
2019	453
2020	32
2021	1
2022	—
Thereafter	—
Total	$992

Note K — Earnings (Loss) Per Share

In periods in which the company has net income, the company is required to calculate earnings per share using the two-class method. The two-class method is required because the company's unvested shares granted prior to 2017 are considered participating securities. Participating securities have the right to receive dividends should the company declare dividends on its common stock. Under the two-class method, undistributed and distributed earnings are allocated on a pro-rata basis to the common and restricted stockholders. The weighted-average number of common and restricted shares outstanding during the period is then used to calculate EPS for each class of shares.

In periods in which the company has a net loss, basic loss per share is calculated using the treasury stock method. The treasury stock method is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the two-class calculation is anti-dilutive.

On January 31, 2018, we affected a 1-for-10 reverse stock split of our common stock. The calculation of basic and diluted earnings (loss) per share, as presented in the consolidated financial statements, have been adjusted to retroactively apply the reverse stock split.

Reconciliations of basic and diluted earnings (loss) per share ("EPS") are as follows:

In thousands, except per share amounts	2017	2016	2015
Net Income (Loss)
Income (loss) from continuing operations	$(41,860)	$(89,778)	$(181,066)
Income (loss) from discontinued operations	—	(41,159)	10,138
Net income (loss)	$(41,860)	$(130,937)	$(170,928)

Basic EPS
Weighted-average common shares outstanding used in earnings per share computations	6,192	6,149	6,164

Basic earnings (loss) per share
Continuing operations	$(6.76)	$(14.60)	$(29.37)
Discontinued operations	—	(6.69)	1.64
Basic earnings (loss) per share	$(6.76)	$(21.29)	$(27.73)

Diluted EPS
Shares used in diluted earnings per share computations	6,192	6,149	6,164

Basic earnings (loss) per share
Continuing operations	$(6.76)	$(14.60)	$(29.37)
Discontinued operations	—	(6.69)	1.64
Basic earnings (loss) per share	$(6.76)	$(21.29)	$(27.73)

Computation of Shares Used in Earnings Per Share Computations
Weighted-average common shares outstanding	6,192	6,149	6,164
Weighted-average common equivalent shares-dilutive effect of stock options and awards	—	—	—
Shares used in diluted earnings per share computations	6,192	6,149	6,164

For the purpose of calculating the shares used in the diluted EPS calculations, 0.3 million, 0.4 million, and 0.5 million anti-dilutive options have been excluded from the EPS calculations for the years ended December 31, 2017, 2016, and 2015, respectively. 0.1 million, 0.1 million, and 0.1 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the years ended December 31, 2017, 2016, and 2015, respectively.

Note L — Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Year Ended December 31,
In thousands	2017	2016	2015
Net income (loss)	$(41,860)	$(130,937)	$(170,928)

Other comprehensive income (loss):
Adjustment to pension liability	2,597	(5,103)	9,408
Tax (expense) benefit	(1,038)	2,041	(3,763)
Adjustment to pension liability, net of tax	1,559	(3,062)	5,645
Foreign currency translation adjustment	316	444	(1,976)
Total other comprehensive income (loss)	$1,875	$(2,618)	$3,669

Total comprehensive income (loss)	$(39,985)	$(133,555)	$(167,259)

Changes in accumulated other comprehensive income (loss) by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2015	$(43,915)	$355	$(43,560)
Other comprehensive loss, net of tax, before reclassifications	—	444	444
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3,062)	—	(3,062)
Net current period other comprehensive income (loss), net of tax	(3,062)	444	(2,618)
Balance at December 31, 2016	$(46,977)	$799	$(46,178)
Other comprehensive loss, net of tax, before reclassifications	—	316	316
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,559	—	1,559
Net current period other comprehensive income (loss), net of tax	1,559	316	1,875
Balance at December 31, 2017	$(45,418)	$1,115	$(44,303)

Reclassification amounts related to the defined pension plans are included in the computation of net period pension benefit cost (see Note F, Employee Benefit Plans).

Note M — Acquisition and Disposition

On March 4, 2016, we acquired Aleutian Consulting, Inc. for $3.5 million in cash. The results of the acquired business, which now operates as Harte Hanks Consulting, have been included in continuing operations beginning the day of acquisition. The residual purchase price methodology was used for determination of fair value of the tangible assets and goodwill allocation. The calculation relied on management's assumptions, which are considered Level 3 inputs, as they are unobservable

On March 16, 2015, we acquired 3Q Digital. The results of the acquired entity have been included in continuing operations beginning the day of acquisition. The fair value of the purchase consideration recognized on acquisition was $48.2 million including an initial purchase price of $30.2 million in cash and a $17.9 million liability for the present value of a contingent consideration included in the agreement. The contingent consideration requires us to pay the former owners an additional sum dependent upon achievement of certain goals up to $35.0 million in cash. For the year ending December 31, 2017, 3Q Digital had achieved the maximum contingent consideration payout. A portion of the fair value of the purchase consideration is allocated to the tangible and intangible assets transferred based on their estimated fair value at the acquisition date. The acquired intangible assets are as follows: customer relationships of $4.3 million (amortized over seven years), trade names and trademarks of $0.3 million (amortized over two years), and non-compete agreements of $0.2 million (amortized over three years).

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

A reconciliation of the beginning and ending accrued balances of the contingent consideration using significant unobservable inputs (Level 3) is as follows:

In thousands
Accrued contingent consideration liability as of December 31, 2015	$20,277
Accretion of interest	2,430
Adjustments to fair value	7,018
Accrued contingent consideration liability as of December 31, 2016	29,725
Accretion of interest	4,162
Accrued contingent consideration liability as of December 31, 2017	$33,887

Adjustments to the fair value of the contingent consideration are recorded within the "Other, net" line in the Consolidated Statements of Comprehensive Income (Loss).

On February 28, 2018, we completed the sale of 3Q Digital to an entity owned by certain former owners of the 3Q Digital business. Consideration for the sale included $5.0 million in cash proceeds, subject to certain working capital adjustments, and up to $5.0 million in additional consideration if the 3Q Digital business is sold again. The contingent consideration that related to Harte Hanks' acquisition of 3Q Digital in 2015 was assigned to the buyer, therefore relieving Harte Hanks of the obligation. See Note P, Subsequent Events, for further discussion.

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

Summarized operating results for the Trillium discontinued operations, through the dates of disposal, are as follows:

	Year Ended December 31,
In thousands	2017	2016	2015
Revenue	$—	$45,639	$51,135

Labor	—	18,687	22,219
Production and distribution	—	703	1,404
Advertising, selling, general and administrative	—	10,255	9,951
Depreciation, software and intangible asset amortization	—	2,304	1,867
Interest expense, net	—	7,133	(256)
Loss on sale	—	44,529	—
Other, net	—	(1,207)	366
Income (loss) from discontinued operations before income taxes	—	(36,765)	15,584
Income tax expense	—	4,394	5,446
Net income (loss) from discontinued operations	$—	$(41,159)	$10,138

Note O — Selected Quarterly Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands, except per share amounts	2017	2016	2017	2016	2017	2016	2017	2016
Revenues	$94,894	$99,563	$94,722	$97,317	$94,424	$97,425	$99,866	$110,107

Operating income (loss) from continuing operations	(6,342)	(8,547)	(1,791)	(6,689)	950	(4,086)	(33,682)	(34,514)

Income (loss) from continuing operations before income taxes	(8,862)	(9,278)	(4,852)	(8,001)	(2,098)	(5,386)	(35,942)	(46,483)

Loss from continuing operations	(7,386)	(6,700)	(2,653)	(5,902)	(2,480)	(4,285)	(29,341)	(72,891)
Discontinued operations, net of tax	—	1,097	—	1,639	—	1,244	—	(45,139)
Net income (loss)	$(7,386)	$(5,603)	$(2,653)	(4,263)	$(2,480)	$(3,041)	$(29,341)	$(118,030)

Basic earnings (loss) per common share
Continuing operations	$(1.20)	$(1.09)	$(0.43)	$(1.12)	$(0.40)	$(0.70)	$(4.73)	$(11.83)
Discontinued operations	$—	$0.18	$—	$0.40	$—	$0.20	$—	$(7.33)

Diluted earnings (loss) per common share
Continuing operations	$(1.20)	$(1.09)	$(0.43)	$(1.12)	$(0.40)	$(0.70)	$(4.73)	$(11.83)
Discontinued operations	$—	$0.18	$—	0.40	$—	$0.20	$—	$(7.33)

Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the quarterly earnings per share amounts or the annual earnings per share amounts due to rounding.

Note P — Subsequent Events

Amendment to Credit Facility

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22 million and extended the maturity by one year to April 17, 2020. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, an entity formed by certain members of the descendants of one of our founders. For additional information regarding the amendment to the Texas Capital Credit Facility refer to Note C, Long-Term Debt.

Securities Purchase Agreement

On January 23, 2018, we entered into a Securities Purchase Agreement with Wipro, LLC. The agreement consisted of a $9.9 million investment in exchange for 9,926 shares of Series A Preferred Stock. Dividends on the Series A Preferred Stock are accrued at a rate of 5.0% per year or the rate that cash dividends were paid in respect to shares of common stock if such rate is greater than 5.0%. The aggregate shares issued under the Securities Purchase Agreements are convertible into 16% of our common stock on a pre-closing basis, priced at $9.91 per share of common stock.

Along with customary protective provisions, Wipro, LLC will be able to designate an observer or director to the Board. We intend to use the proceeds for general corporate purposes including for working capital purposes.

Since 2016, Wipro, LLC has provided a variety of technology-related service to the Company, including database and software development, database support and analytics, IT infrastructure support, and digital campaign management. Transactions with Wipro, LLC will be classified and disclosed in 2018 as related party transactions in accordance with ASC 850, Related Party Disclosures, and in accordance with the SEC's Regulation S-X Rule 4-08(k), as applicable.

Reverse Stock Split

On January 31, 2018, we executed a 1-for-10 reverse stock split. Pursuant to the reverse stock split, every 10 pre-split shares were exchanged for one post-split share of Harte Hanks' Common Stock. For additional information regarding the Reverse Stock Split refer to Note A, Significant Accounting Policies.

Sale of 3Q Digital

On February 28, 2018, we sold our 3Q Digital, Inc. subsidiary to an entity owned by certain former owners of the 3Q Digital business. Consideration for the sale included $5.0 million in cash proceeds, subject to certain working capital adjustments, and up to $5.0 million in additional consideration if the 3Q Digital business is sold again. The $35.0 million contingent consideration obligation of the company that related to Harte Hanks' acquisition of 3Q Digital in 2015 was assigned to the buyer, therefore relieving Harte Hanks of the obligation.

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

2.5
3Q Agreement, dated May 1, 2017, by and between Harte Hanks, Inc. and 3Q Digital, Inc. and Maury Domengeaux, as representative to the former stockholders and option holders of 3Q Digital, Inc. (filed as Exhibit 2.1 to the company's Form 8-K dated May 4, 2017

2.6	Purchase and Sale Agreement, dated February 28, 2018 among Harte Hanks, Inc., 3Q Digital, Inc. and 3Q Digital Holdings, Inc. (filed as Exhibit 2.1 to the company's Form 8-K dated March 6, 2018)

Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Fifth Amended and Restated Bylaws (filed as Exhibit 3.1 to the company’s Form 8-K dated December 23, 2015).

3(c)	Certificate of Amendment of Incorporation dated January 31, 2018 (filed as Exhibit 3.2 to the company’s Form 8-A/A dated January 31, 2018).

3(d)	Certificate of Designation of Series A Preferred Stock of Harte Hanks, Inc. (filed as Exhibit 3.1 to the company's form 8-K dated January 29, 2018).

Credit Agreements

10.1(a)	Term Loan Agreement by and between Harte Hanks, Inc. and Wells Fargo Bank, as administrative agent, dated March 10, 2016 (filed as Exhibit 10.1 to the company's Form 8-K dated March 11, 2016).

10.1(b)	Waiver and First Amendment to Credit Agreement as of May 16, 2016, with Wells Fargo Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 in the company's Form 8-K dated May 20, 2016).

10.1(c)	Waiver and Second Amendment to Credit Agreement as of August 5, 2016, with Wells Fargo Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 in the company's Form 8-K dated August 9, 2016).

10.1(d)	Waiver to Credit Agreement dated November 8, 2016, with Wells Fargo Banks, N.A., as Administrative Agent (filed as Exhibit 10.1 in the company's Form 10-Q dated November 9, 2016).

10.1(e)	Waiver to Credit Agreement dated August 14, 2017, with Texas Capital Bank, N.A., as lender (filed as Exhibit 10.1 to the company's form 10-Q dated August 17, 2017).

10.1(f)
First Amendment to Credit Agreement, dated January 9, 2018, between Harte Hanks, Inc. and Texas Capital Bank, National Association (filed as Exhibit 10.1 to the company's form 8-K dated January 10, 2018).

10.1(g)
First Amendment to Security Agreement, dated January 9, 2018, between Harte Hanks, Inc. and Texas Capital Bank, National Association (filed as Exhibit 10.2 to the company's form 8-K dated January 10, 2018).

10.1(h)	Revolving Promissory Note, dated January 9, 2018, by Harte Hanks, Inc. in favor of Texas Capital Bank, National Association (filed as Exhibit 10.3 to the company's form 8-K dated January 10, 2018).

10.1(i)
Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated January 9, 2018, between Harte Hanks, Inc. and HHS Guaranty, LLC (filed as Exhibit 10.4 to the company's form 8-K dated January 10, 2018).

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

10.2(d)	Form of 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.2(i) to the company’s Form 10-K dated March 7, 2012).

10.2(e)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.2(j) to the company’s Form 10-K dated March 7, 2012).

10.2(f)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2(k) to the company’s Form 10-K dated March 7, 2012).

10.2(g)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.2(l) to the company’s Form 10-K dated March 7, 2012).

10.2(h)	Summary of Non-Employee Directors’ Compensation (included within the company’s Schedule of 14A proxy statement filed April 11, 2016).

10.2(i)	Harte Hanks, Inc. 2013 Omnibus Incentive Plan (filed as Annex A to the company’s Schedule 14A proxy statement filed April 15, 2013).

10.2(j)	Form of 2013 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.4 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(k)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (General) (filed as Exhibit 10.1 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(l)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (Director) (filed as Exhibit 10.2 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(m)	Form of 2013 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(n)	Form of Non-Qualified Stock Option Agreement between the company and Karen A. Puckett (filed as Exhibit 10.2 to the company's Form 8-K dated September 14, 2015).

10.2(o)	Form of Restricted Stock Award Agreement between the company and Karen A. Puckett (filed as Exhibit 10.3 to the company's Form 8-K dated September 14, 2015).

10.2(p)	Form of Performance Unit Award Agreement between the company and Karen A. Puckett (filed as Exhibit 10.4 to the company's Form 8-K dated September 14, 2015).

10.2(q)	Form of Non-Qualified Stock Option Agreement between Harte Hanks, Inc. and Shirish R. Lal (filed as Exhibit 10.2 to the company's Form 8-K dated February 17, 2016).

10.2(r)	Form of Restricted Stock Award Agreement between Harte Hanks, Inc. and Shirish R. Lal (filed as Exhibit 10.3 to the company's Form 8-K dated February 17, 2016).

10.2(s)	First Amendment to the Harte Hanks, Inc. Amended & Restated Restoration Pension Plan, dated October 11, 2016 (filed as Exhibit 10.1 to the company's Form 8-K dated October 14, 2016).

10.2(t)	Form of Non-Qualified Stock Option Agreement between Harte Hanks, Inc. and Frank M. Grillo (filed as Exhibit 10.1 to the company's Form 10-K dated June 6, 2017).

10.2(u)	Form of Restricted Stock Agreement between Harte Hanks, Inc. and Frank M. Grillo (filed as Exhibit 10.2 to the company's Form 10-K dated June 6, 2017).

10.2(v)	Form of Restricted Stock Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.2 to the company's Form 8-K dated November 17, 2017).

10.2(w)	Form of Non-Qualified Stock Option Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.3 to the company's Form 8-K dated November 17, 2017).

10.2(x)	Form of Performance Unit Award Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.4 to the company's Form 8-K dated November 17, 2017).

10.2(y)	Securities Purchase Agreement, dated January 23, 2018, by and between Harte Hanks, Inc. and Wipro, LLC (filed as Exhibit 10.1 to the company's Form 8-K dated January 29, 2018).

10.2(z)	Form of Registration Rights Agreement (filed as Exhibit 10.2 to the company's Form 8-K dated January 29, 2018).

Executive Officer Employment-Related and Separation Agreements

10.3(a)	Form of Severance Agreement between the company and its Executive Officers (filed as Exhibit 99.3 to the company’s Form 8-K, dated February 2, 2018).

10.3(b)	Form of Employment Restrictions Agreement signed by the Corporate Officers of the company (filed as Exhibit 10.3 to the company’s Form 8-K dated March 15, 2011).

10.3 (c)	Transition Agreement dated July 30, 2012 between the company and Gary J. Skidmore (filed as Exhibit 10.2 to the company’s 8-K dated August 2, 2012).

10.3 (d)	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.1 to the company’s 8-K dated August 2, 2012).

10.3 (e)	Retirement & Consulting Agreement between the company and Larry D. Franklin dated June 7, 2013 (filed as Exhibit 10.5 to the company’s 8-K dated June 11, 2013).

10.3 (f)	Employment Agreement between the company and Robert A. Philpott dated June 8, 2013 (filed as Exhibit 10.1 to the company’s 8-K dated June 11, 2013).

10.3 (g)	Form of Severance Agreement between the company and certain of its officers (filed as Exhibit 10.6 to the company’s 8-K dated June 11, 2013).

10.3 (h)	Executive Severance Policy applicable to the company’s executive officers and certain others (filed as Exhibit 10.1 to the company’s Form 8-K, dated January 30, 2015).

10.3(i)	Retention Bonus Agreement applicable to the company's executive officers (filed as Exhibit 10.1 to the company's Form 8-K, dated July 9, 2015).

10.3(j)	Employment Agreement between the company and Karen A. Puckett dated September 13, 2015 (filed as Exhibit 10.1 to the company's Form 8-K, dated September 14, 2015).

10.3(k)	Employment Agreement between the company and Shirish R. Lal dated February 3, 2016 (filed as Exhibit 10.1 to the company's Form 8-K, dated February 17, 2016).

10.3(l)	Retention Bonus Agreement between the company and Robert L. R. Munden dated December 31, 2016 (filed as Exhibit 10.1 to the company's Form 8-K, dated December 15, 2016).

10.3(m)	Transition and Consulting Agreement, dated as of December 31, 2016, between the company and Douglas C. Shepard (filed as Exhibit 10.2 to the company's Form 8-K, dated December 15, 2016).

10.3(n)
Letter Agreement, effective September 13, 2017, by and between Harte Hanks, Inc. and Karen A. Puckett, amending Employment Agreement with Karen A. Puckett (filed as Exhibit 10.1 to the company's form 8-K dated September 14, 2017).

10.3(o)	Employment Agreement between the company and Jon C. Biro dated October 30, 2017 (filed as Exhibit 10.1 to the company's Form 8-K, dated November 17, 2017).

10.3(p)
Letter Agreement dated February 1, 2018 by and between the company and Karen A. Puckett, amending Employment Agreement with Karen A. Puckett (filed as Exhibit 99.1 to the company's From 8-K, dated February 2, 2018)

10.3(q)	Form of Amendment to Service Agreement (filed as Exhibit 99.2 to the company's Form 8-K, dated February 2, 2018)

Material Agreements

10.4(a)
Cooperation Agreement, dated July 18, 2017, by and among Harte Hanks, Inc., Sidus Investment Management, LLC, Sidus Investment Partners, L.P., Sidus Double Alpha Fund, L.P., Sidus Double Alpha Fund, Ltd., Sidus Advisors, LLC, Michael J. Barone and Alfred V. Tobia, Jr. (filed as Exhibit 10.1 to the company's Form 8-K dated July 19, 2017)

Other Exhibits

*10.1	Supplier Supply and Services Agreement Between Harte-Hanks Direct, Inc. and Wipro, LLC dated as of July 22, 2016.

*21	Subsidiaries of Harte Hanks, Inc.

*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Interactive Data Files.

*Filed or furnished herewith, as applicable