Form 10-Q
period 2018-03-31
HARTE HANKS INC
filed 2018-05-11
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2018 was 6,256,504 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended March 31, 2018

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

In thousands, except per share and share amounts	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$22,846	$8,397
Accounts receivable (less allowance for doubtful accounts of $284 at March 31, 2018 and $697 at December 31, 2017)	51,070	81,397
Contract assets	5,547	—
Inventory	473	587
Prepaid expenses	6,052	5,039
Prepaid taxes and income tax receivable	11,567	3,886
Other current assets	3,850	3,900
Total current assets	101,405	103,206
Property, plant and equipment (less accumulated depreciation of $137,585 at March 31, 2018 and $136,753 at December 31, 2017)	19,995	21,787
Other intangible assets (less accumulated amortization of $2,184 at December 31, 2017)	—	2,589
Other assets	4,158	3,230
Total assets	$125,558	$130,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,597	$36,130
Accrued payroll and related expenses	7,449	10,601
Deferred revenue and customer advances	6,562	5,342
Income taxes payable	—	—
Customer postage and program deposits	8,481	11,443
Other current liabilities	3,762	3,732
Total current liabilities	52,851	67,248
Pensions	59,074	59,338
Contingent consideration	—	33,887
Deferred tax liabilities, net	488	773
Other long-term liabilities	4,058	4,201
Total liabilities	116,471	165,447

Preferred stock, $1 par value, 1,000,000 shares authorized; 9,926 designated as Series A Convertible Preferred Stock; 9,926 shares of Series A Convertible Preferred Stock authorized, issued and outstanding at March 31, 2018	9,723	—

Stockholders’ (deficit) equity
Common stock, $1 par value, 25,000,000 shares authorized 12,074,955 shares issued at March 31, 2018 and 12,074,661 shares issued at December 31, 2017	12,075	12,075
Additional paid-in capital	457,569	457,186
Retained earnings	827,783	794,583
Less treasury stock, 5,864,475 shares at cost at March 31, 2018 and 5,864,641 shares at cost at December 31, 2017	(1,254,124)	(1,254,176)
Accumulated other comprehensive loss	(43,939)	(44,303)
Total stockholders’ (deficit) equity	(636)	(34,635)
Total liabilities, preferred stock and stockholders’ equity	$125,558	$130,812

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2018	2017
Operating revenues	$81,198	$94,894
Operating expenses
Labor	50,656	60,350
Production and distribution	24,149	26,878
Advertising, selling, general and administrative	9,277	11,060
Depreciation, software and intangible asset amortization	2,151	2,948
Total operating expenses	86,233	101,236
Operating loss	(5,035)	(6,342)
Other (income) and expenses
Interest expense, net	929	1,023
Gain on sale	(30,954)	—
Other, net	1,141	1,497
Total other (income) expenses	(28,884)	2,520
Income/(loss) before income taxes	23,849	(8,862)
Income tax benefit	(8,780)	(1,476)

Net income/(loss)	$32,629	$(7,386)

Earnings (loss) per common share
Basic	$5.24	$(1.20)
Diluted	$4.67	$(1.20)

Weighted-average common shares outstanding
Basic	6,213	6,169
Diluted	6,990	6,169

Other comprehensive income (loss), net of tax
Adjustment to pension liability	$518	$338
Foreign currency translation adjustment	(154)	45
Total other comprehensive income (loss), net of tax	364	383
Comprehensive income/(loss)	$32,993	$(7,003)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In thousands	2018	2017
Cash flows from operating activities
Net income/(loss)	$32,629	$(7,386)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and software amortization	2,151	2,743
Intangible asset amortization	113	205
Stock-based compensation	551	484
Net pension cost (payments)	429	295
Interest accretion on contingent consideration	742	1,041
Deferred income taxes	(457)	(445)
Gain on sale	(32,760)	—
Loss on disposal of assets	—	199
Other, net	614	—
Changes in assets and liabilities:
Decrease in accounts receivable, net and contract assets	7,043	10,921
Decrease (increase) in inventory	114	(31)
Decrease (increase) in prepaid expenses and other current assets	(10,468)	2,446
Decrease in accounts payable	5,106	(5,418)
Decrease in other accrued expenses and liabilities	(3,006)	(5,603)
Net cash provided by/(used in) operating activities	2,801	(549)

Cash flows from investing activities	0
Dispositions, net of cash transferred	3,929	—
Purchases of property, plant and equipment	(1,618)	(1,715)
Net cash provided by/(used in) investing activities	2,311	(1,715)

Cash flows from financing activities
Borrowings	9,000	—
Repayment of borrowings	(9,000)	—
Debt financing costs	(106)	—
Issuance of preferred stock	9,723	—
Issuance of common stock	(1)	(15)
Issuance of treasury stock	3
Payment of capital leases	(126)	(129)
Net cash provided by/(used in) financing activities	9,493	(144)

Effect of exchange rate changes on cash and cash equivalents	(156)	45
Net increase/(decrease) in cash and cash equivalents	14,449	(2,363)
Cash and cash equivalents at beginning of period	8,397	46,005
Cash and cash equivalents at end of period	$22,846	$43,642

Supplemental disclosures
Cash paid for interest	$45	$18
Cash received/(paid) for income taxes	$592	$(799)
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$88	$755
New capital lease obligations	$—	$58
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity
(Unaudited)

In thousands, except per share amounts	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity/ (Deficit)
Balance at December 31, 2016	$—	$12,044	$458,638	$837,316	$(1,259,164)	$(46,178)	$2,656
Cumulative effect of accounting change	—	—	709	(873)	—	—	(164)
Exercise of stock options and release of unvested shares	—	4	(4)	—	(15)	—	(15)
Stock-based compensation	—	—	628	—	—	—	628
Treasury stock issued	—	—	(1,464)	—	1,539	—	75
Net loss	—	—	—	(7,386)	—	—	(7,386)
Other comprehensive income	—	—	—	—	—	383	383
Balance at March 31, 2017	$—	$12,048	$458,507	$829,057	$(1,257,640)	$(45,795)	$(3,823)

In thousands, except per share amounts	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity/ (Deficit)
Balance at December 31, 2017	$—	$12,075	$457,186	$794,583	$(1,254,176)	$(44,303)	$(34,635)
Cumulative effect of accounting change	—	—	—	571	—	—	571
Preferred stock issued	9,723	—	—	—	—	—	—
Exercise of stock options and release of unvested shares	—	38	(38)	—	(1)	—	(1)
Payout of reverse stock split shares eliminated due to rounding		(38)	38	—	—	—	—
Stock-based compensation	—	—	433	—	—	—	433
Treasury stock issued	—	—	(50)	—	53	—	3
Net income	—	—	—	32,629	—	—	32,629
Other comprehensive loss	—	—	—	—	—	364	364
Balance at March 31, 2018	$9,723	$12,075	$457,569	$827,783	$(1,254,124)	$(43,939)	$(636)

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

Interim Financial Information

The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

Reverse Stock Split

On January 31, 2018, we executed a 1-for-10 reverse stock split (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, every 10 pre-split shares of our common stock were exchanged for one post-split share of the Company's common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. In addition, our authorized Common Stock was reduced from 250 million to 25 million shares. The number of authorized shares of preferred stock remained unchanged at one million shares.

The Condensed Consolidated Financial Statements and Accompanying Notes to Unaudited Condensed Consolidated Financial Statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. The calculation of basic and diluted earnings (loss) per share have been determined based on a retroactive adjustment of weighted average shares outstanding for all periods presented. To reflect the reverse stock split on shareholders' equity, an amount equal to the par value of the reduced shares from the common stock par value account was reclassified to additional paid in capital resulting in no net impact to stockholders' equity on the Condensed Consolidated Balance Sheets.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes could differ from those estimates and assumptions. Such estimates include, but are not limited to, estimates related to pension accounting; fair value for purposes of assessing long-lived assets for impairment; income taxes; stock-based compensation; and contingencies. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.

Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive Income/(Loss)

The “Labor” line in the Condensed Consolidated Statements of Comprehensive Income/(Loss) includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization.

Revenue Recognition

Effective January 1, 2018 we adopted and implemented ASU 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method. See Note C, Revenue from Contracts with Customers, for further information.

Securities Purchase Agreement

On January 23, 2018, we entered into a Securities Purchase Agreement with Wipro, LLC, pursuant to which on January 30, 2018 we issued 9,926 shares of Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”), for aggregate consideration of $9.9 million. Dividends on the Series A Preferred Stock accrue at a rate of 5.0% per year or the rate that cash dividends were paid in respect to shares of common stock if such rate is greater than 5.0%. The aggregate shares issued under the Securities Purchase Agreements are convertible into 1,001,614 shares of our common stock.

Along with customary protective provisions, Wipro, LLC will be able to designate an observer or director to the Board of Directors. We are using the proceeds for general corporate purposes including for working capital purposes.

See Note E, Convertible Preferred Stock, for further information.

Related Party Transactions

Since 2016, Wipro, LLC has provided a variety of technology-related service to the Company, including database and software development, database support and analytics, IT infrastructure support, and digital campaign management. Transactions with Wipro, LLC have been classified and disclosed in 2018 as related party transactions in accordance with ASC 850, Related Party Disclosures, and in accordance with the SEC's Regulation S-X Rule 4-08(k), as applicable. See Note N, Certain Relationships and Related Party Transactions, for further information.

Note B - Recent Accounting Pronouncements

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). This ASU amends certain Securities and Exchange Commission (SEC) material in Topic 740 for the income tax accounting implications of the recently issued Tax Reform. This guidance clarifies the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under Topic 740 for certain income tax effects of Tax Reform for the reporting period in which Tax Reform was enacted. See Note I, Income Taxes for a discussion of the impacts of SAB 118 and this ASU.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for reclassification of stranded tax effects on items resulting from the change in the corporate tax rate as a result of H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017, from accumulated other comprehensive income to retained earnings. Tax effects unrelated to H.R. 1 are permitted to be released from accumulated other comprehensive income using either the specific identification approach or the portfolio approach, based on the nature of the underlying item. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarified guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. This change is required to be applied prospectively to an award modified on or after the adoption date. This standard was adopted as of January 1, 2018 and did not have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. This change is required to be applied using a retrospective transition method to each period presented. Early adoption is permitted. This standard was adopted as of January 1, 2018 and did not have a material impact on our consolidated financial statements and related disclosures.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). We adopted ASU 2014-09 and its related amendments (collectively known as "ASC 606") effective on January 1, 2018 using the modified retrospective method. Please see Note C, Revenue from Contracts with Customers, for the required disclosures related to the impact of adopting this standard and a discussion of the our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Note C - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, related to revenue recognition. Under the new standard and its related amendments (collectively known as ASC 606), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.
We adopted the standard on January 1, 2018 using the modified retrospective method of adoption, and have elected to apply the new standard only to contracts not completed at January 1, 2018, which represent contracts for which all (or substantially all) of the revenues have not been recognized under existing guidance as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the adjustment to retained earnings. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the control transfer of the Company’s services and will provide financial statement readers with enhanced disclosures.

In accordance with ASC 606, we recognize when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for such services. To achieve this core principle, we apply the following five steps:

1) Identify the contract(s) with a customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. The contract term for contracts that provide a right to terminate a contract for convenience without significant penalty will reflect the term that each party has enforceable rights under the contract (the period through the earliest termination date). If the termination right is only provided to the customer, the unsatisfied performance obligations will be evaluated as customer options as discussed below.

2) Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from us, and (ii) are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation. Certain of our contracts (under which we deliver multiple promised services) require us to perform integration activities where we bear risk with respect to integration activities. Therefore, we must apply judgment to determine whether as a result of those integration activities and risks, the promised services are distinct on the context of the contract.

We typically do not include options that would result in a material right. If options to purchase additional services or options to renew are included in customer contracts, we evaluate the option in order to determine if our arrangement include promises that may represent a material right and needs to be accounted for as a performance obligation in the contract with the customer. Refer to additional discussions within this Note regarding evaluation of non-refundable upfront fees and evaluation of associated renewal options.

We have elected to exclude promised goods or services as performance obligations that are deemed to be immaterial in the context of a contract. As such, we will not aggregate and assess immaterial items at the entity level; that is, when determining whether a good or service is immaterial in the context of a contract we will make the assessment by applying ASC 606 at the contract level.

3) Determine the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. Similar to Legacy GAAP, we have elected to exclude sales taxes and other similar taxes from the transaction price. The scope of this accounting policy election is the same as the scope of the policy election in legacy GAAP. We present taxes on a net basis under legacy GAAP, there will be no change to the current presentation (net) as a result. As described in more detail by revenue stream below, our contract prices may include fixed amounts, variable amounts or a combination of both fixed and variable amounts. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. We most commonly have utilized the expected value method because we have a large number of contracts with similar characteristics. We constrain (reduce) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside our control that could result in a significant reversal of revenue. In making these assessments, we consider the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required. Determining the transaction price requires significant judgment, which is discussed by revenue stream in further detail below.

4) Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine standalone selling price based on the price at which the performance obligation is sold separately. Although uncommon, if the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5) Recognize revenue when (or as) we satisfy a performance obligation: we satisfy performance obligations either over time or at a point-in-time as discussed in further detail below. Revenue is recognized when the related performance obligation is satisfied by transferring control of a promised good or service to a customer.

Disaggregation of Revenue

We disaggregate revenue by vertical market, key revenue stream, by geography and by the timing of when transfer of control passes to customers for each performance obligation (either at a point-in-time or over time), which are categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. This disaggregation also represents how we evaluate its revenues, as well as, how we communicate its revenues and growth to the investors and other users of its financial statements. The following table summarizes revenue from contracts with customers for the three months ended March 31, 2018 by our key vertical markets:

In thousands	For the three months ended March 31, 2018
B2B	$18,882
Consumer Brands	19,554
Financial Services	14,645
Healthcare	4,426
Retail	15,673
Transportation	8,016
Total Revenues	81,196

The nature of the services offered by each key revenue stream are different. The following table summarizes revenue from contracts with customers for the three months ended March 31, 2018 by the Company’s four major revenue streams and the pattern of revenue recognition:

	For the three months ended March 31, 2018
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	14,837	276	15,113
Database Marketing Solutions	8,288	1,282	9,570
Direct Mail, Logistics, and Fulfillment	30,111	2,137	32,248
Contact Centers	24,265	—	24,265
Total Revenues	77,501	3,695	81,196

Our contracts with customers typically consist of multiple performance obligations, some of which are satisfied over time and others at a point-in-time. As discussed in further detail by revenue stream below, for performance obligations satisfied over time, either an input or output method is used to measure the progress towards satisfying the performance obligation depending on the nature of the respective performance obligations. Certain performance obligations, such as account management and software as a service (SaaS), represent a stand-ready obligation and priced as a fixed monthly fee. We have concluded that they represent a series of incremental time periods (i.e. daily, weekly or monthly) that are substantially the same, with the same pattern of transfer to the customer. Accordingly, we use a time-elapsed output method to measure the progress toward satisfying the performance obligation and recognize revenue. In some contracts we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date, we use the “as invoice” practical expedient as described in paragraph ASC 606-10-55-18 to recognize revenue. Further discussion of other performance obligations in each of our major revenue streams follows:

Agency & Digital Services

Our agency services are full-service, customer engagement agencies specializing in direct and digital communications for both consumer and business-to-business markets. With strategy, creative, and implementation services, we help marketers within targeted industries understand, identify, and engage prospects and customers in their channel of choice. Our digital solutions integrate online services within the marketing mix and include: search engine management, display, digital analytics, website development and design, digital strategy, social media, email, e-commerce, and interactive relationship management and a host of other services that support our core businesses. Our contracts may include a promise to purchase media or acquire search engine marketing solutions on behalf of our clients; in such cases, we have determined we are an agent, rather than principal, as we solely arrange for the purchase of these materials and do not take control. Consistent with legacy GAAP, we have recognized the net consideration as revenue.

Agency and digital services performance obligations are satisfied over time and often offered on a project basis. We have concluded that the best approach of measuring the progress toward completion of the project based performance obligations is an input method based on costs or labor hours incurred to date, dependent upon which more accurately depicts the transfer of value to the customer.

The variable consideration in these contracts primarily relates to time and material based services and reimbursable out-of-pocket travel costs, both of which are estimated using the expected value method. For time and material based contracts, we have used “as invoiced” practical expedient, whereby we recognize as revenue the amount invoiced to the customer if that amount directly corresponds to the amount of value transferred to the customer.

Database Marketing Solutions

Our solutions are built around centralized marketing databases with three core offerings: insight and analytics; customer data integration; and marketing communications tools, which enable organizations to build and manage customer communication strategies that drive new customer acquisition and retention and maximize the value of existing customer relationships.

These performance obligations, including services rendered to build a custom database, database hosting services, professional services, customer or target marketing lists and data processing services, may be satisfied over time or at a point in time. We provide software as a service (SaaS) solutions to host data for customers and have concluded that they are stand-ready obligations to be recognized over time on a monthly basis. Our promise to provide certain data related services meets the over-time recognition criteria because our services do not create an asset with an alternative use and we have an enforceable right to payment. For performance obligations recognized over time, we choose either input (i.e. labor hour) or output method (i.e. number of customer records) to measure the progress toward completion depending on the nature of the services. Some of our other data-related services do not meet the over-time criteria, such as the list acquisition, and their related revenues are, accordingly, recognized at a point-in-time, typically upon the delivery of a specific deliverable.

We charge our customers for certain data-related services at a fixed transaction based rate, e.g., per thousand customer records processed. Because the quantity of transactions is unknown at the onset of a contract, our transaction price is variable and we use the expected value method to estimate the transaction price. The uncertainty associated with the variable consideration generally resolves within a short period of time since the duration of these contracts is generally less than two months.

Direct Mail, Logistics, and Fulfillment

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

Majority of performance obligations offered within this revenue stream are satisfied over time. Depending on their respective nature, we choose either an input or output method to measure the progress toward satisfying the performance obligations. For example, to measure the progress of satisfying the promise to transport marketing materials, we have concluded that an input method based on the mileage traveled relative to the total mileage of a freight job is the most appropriate approach to reflect the services to the customer of the services transferred to date relative to the total obligation. For performance obligations where we charge customers a transaction based fee, such as the promise to process direct mail and to fulfill an order, we have determined that an output method based on the quantities fulfilled (e.g., quantity of mail processed or orders fulfilled) is the most appropriate measurement of progress. Services provided through our fulfillment centers are typically priced at a per transaction basis and our contracts provide us the right to invoice for services provided and reflects the value to the customer of the services transferred to date. We use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices. For our direct mail revenue stream, our contracts may include a promise to purchase postage on behalf of our clients; in such cases, we have determined we are an agent, rather than principal, as we solely arrange for the mailing services with the US Postal Service. Consistent with legacy GAAP, we have recognized the net consideration as revenue.

The variable consideration in our contracts results primarily from the transaction based fee structure of some performance obligations with their total quantity of services to be provided unknown at the onset of a contract. In most cases, we meet the criteria to use the “as invoiced” practical expedient as discussed previously.

Contact Centers

We operate tele-service workstations in the U.S, Asia and Europe to provide advanced contact center solutions such as: speech, voice and video chat, integrated voice response, analytics, social cloud monitoring, and web self-service. We provide both inbound and outbound contact center services and support many languages with our strategically placed locations for both consumer and business-to-business markets.

Performance obligations offered by this business are stand-ready obligations and satisfied over time. With regard to account management and SaaS, we use a time time-elapsed output method to measure the progress. For performance obligations where we charge customers a transaction based fee, such as the promise to provide general contact center services, we have determined that an output method based on the delivery (e.g. quantity of calls answered) is the most appropriate measurement of progress. Our contracts provide us the right to invoice for services provided, therefore, we generally use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices.

The variable consideration in our contracts results primarily from the transaction based fee structure of some performance obligations with their total quantity of services to be provided unknown at the onset of a contract. In most cases, we meet the criteria to use the “as invoiced” practical expedient as discussed previously.

Upfront Non-Refundable Fees

We receive non-refundable upfront fees from some of our customers for implementation of our SaaS products for database solutions or for providing training in connection with our contact center solutions. These implementation or set up activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. These advance payments are included as a component of transaction price and allocated to the performance obligations under the respective contracts. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced right and therefore, provide a material right. As a result, the amount of the fee allocated to the material right totaling $0.5 million as of March 31, 2018, which represents the amount of the non-refundable fees are recognized, over the period of benefit of the fee, which is generally consistent with estimated customer life which ranges between four and five years for database solutions contracts and six months to one year for contact center contracts.

Payment Terms

Our typical payment terms require a customer to make payment within 30-60 days upon receipt of invoices. Our contracts generally allow us to issue invoices when services are completed or monthly in arrear for services performed on a recurring basis. As described above, we may enter into contracts with customers whereby we receive non-refundable upfront fees which are deemed to represent advance payments. In such cases, we evaluate whether the transaction price includes a significant financing component. We will not adjust the promised amount of consideration for the effects of a significant financing component as we expect, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. At January 1, 2018 and March 31, 2018, our contracts do not include any material significant financing components.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of the balance sheet date. We have elected to apply certain optional exemptions that limit this disclosure requirement to exclude performance obligations that are part of a contract that has an original expected duration of one year or less, the transaction price related to and revenue we recognized using the “as invoiced” practical expedient in accordance with paragraph ASC 606-10-55-18 or the performance obligation(s) is a series and we have allocated the variable consideration directly to the services performed. After considering the above exemptions, the transaction prices allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2018 totaled $1.9 million, which is expected to be recognized over the following 3 years as follows: $1.2 million for the remaining 9 months of 2018, $0.6 million in 2019 and $0.1 million in 2020.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional. If invoicing occurs prior to revenue recognition, the unearned revenue is presented on the consolidated balance sheet as a contract liability, referred to as deferred revenue.

In thousands	March 31, 2018	January 1, 2018
Contract assets	5,547	7,120
Deferred revenue and customer advances	6,562	5,906
Deferred revenue, included in other long-term liabilities	329	341

Revenue recognized during the three months ended March 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $2.7 million. We recognized no revenues during the three months ended March 31, 2018 from performance obligations satisfied or partially satisfied in previous periods. During the three months ended March 31, 2018, we reclassified approximately $6.7 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid under our sales incentive programs meet the requirements to be capitalized. The capitalized incremental costs to obtain contracts as of March 31, 2018, $0.6 million, is classified as other assets (non-current) on our consolidated balance sheet. Costs to obtain a contract are amortized as labor expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. Since we do not pay commissions upon a renewal of a contract, the amortization period generally extends beyond the initial contract term. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period, estimated to be 3 years. During the three months ended March 31, 2018, the amount of amortization was $0.1 million. We have elected the practical expedient which permits us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. These costs are periodically reviewed for impairment, however, no impairment exists as of March 31, 2018.

We capitalize incremental costs incurred to fulfill our contracts that i) relate directly to the contract ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract and iii) are expected to be recovered through revenue generated under the contract. These costs, which are classified other current assets or other assets on the condensed consolidated balance sheets, principally relate to implementation costs for some of our SaaS products and costs incurred to train call center personnel at the onset of a contract for contact center solutions. The capitalized incremental costs to fulfill contracts as of March 31, 2018 included in current and non-current other assets was $0.2 million and $0.4 million, respectively. During the three months ended March 31, 2018, the amount of amortization was $0.4 million as a component of labor expenses.

Financial Statement Impact of Adopting ASC 606

Upon the adoption of ASC 606 on January 1, 2018, we recorded a cumulative adjustment of $0.6 million, a net increase to opening retained earnings as of January 1, 2018. The following table shows the cumulative effect of the changes made to the accounts on our condensed consolidated balance sheet as of January 1, 2018 (in thousands):

	As Reported		Adjusted
	December 31, 2017	Cumulative Adjustments	January 1, 2018
ASSETS
Accounts receivable, net	81,397	(6,710)	74,687
Contract assets	—	7,120	7,120
Other current assets	3,900	373	4,273
Other assets	3,230	1,018	4,248

LIABILITIES
Deferred revenue and related expenses	5,342	564	5,906
Deferred income taxes	773	119	892
Other current liabilities	3,732	245	3,977
Other long-term liabilities	4,201	302	4,503

STOCKHOLDERS’ EQUITY
Retained earnings	794,583	571	795,154

The cumulative effect adjustments to the opening retained earnings relate to a few significant differences between the legacy GAAP and ASC 606.

•
ASC 606 requires certain incremental costs related to contract acquisition, such as sales commissions, and contract fulfillment costs, primarily including set up or implementation costs related to our database marketing solutions, software as a service (SaaS) offerings and costs incurred to train call center personnel at the onset of a contract for contact center solution, to be capitalized and amortized over the expected period of benefit whereas the Company had previously recognized such expenses as incurred. Due to this change, we have recorded an increase to the retained earnings as of January 1, 2018 to capitalize some of these costs which was previously recognized prior to adoption following the legacy GAAP.

•
We also receive non-refundable upfront fees from some of our customers for implementation of our SaaS products or for providing training in connection with the offering of contact center solutions and had recognized these fees in revenue when implementation or training was completed under the legacy GAAP. Under ASC 606, since the SaaS implementation or training does not transfer a good or service to customers, they are not deemed separate performance obligations and the related fees shall be recognized in revenue over the expected period of benefit. Due to this change, we have recorded a decrease to retained earnings as of January 1, 2018 to defer a portion of revenue which was previously recognized prior to adoption following the legacy GAAP.

•
Under existing guidance, revenue is recognized upon completion of a specified deliverable or the service when associated risks and rewards are transferred while ASC 606 requires revenue to be recognized when the control of a performance obligation is transferred. Certain performance obligations in our Database Marketing Solutions and Logistics businesses, of which revenues were recognized at a point-in-time when services were completed under the legacy GAAP, have met the over-time recognition criteria under ASC 606. Consequently, we have recorded an increase to retained earnings as of January 1, 2018 to reflect the amount of revenue that belongs to the prior period because performance obligations were partially satisfied before December 31, 2017.

Income Taxes

The adoption of ASC 606 primarily resulted in a deferral of certain costs as of January 1, 2018 that had been previously expensed, which in turn generated additional deferred tax liabilities that ultimately reduced the Company's net deferred tax asset position.

Impact of New Revenue Guidance on Financial Statement Line Items

We have also compared the reported results under ASC 606 to the pro-forma amounts had the previous guidance been in effect in the condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three months ended March 31, 2018:

	As of March 31, 2018
		Pro forma as if the previous accounting guidance was in effect
Condensed Consolidated Balance Sheet	As reported
Current assets
Cash and cash equivalents	22,846	22,846
Accounts receivable, net	51,070	56,028
Contract asset	5,547	—
Inventory	473	473
Prepaid expenses	6,052	6,052
Prepaid taxes and income tax receivable	11,567	11,567
Other current assets	3,850	3,654
Total current assets	101,405	100,620
Property, plant and equipment	19,995	19,995
Other assets	4,158	3,097
Total assets	125,558	123,712

Current liabilities
Accounts payable	26,597	26,462
Accrued payroll and related expenses	7,449	7,449
Deferred revenue and customer advances	6,562	6,408
Income taxes payable	—	—
Customer postage and program deposits	8,481	8,481
Other current liabilities	3,762	3,762
Total current liabilities	52,851	52,562
Pensions	59,074	59,074
Contingent consideration	—	—
Deferred tax liabilities, net	488	486
Other long-term liabilities	4,058	3,756
Total liabilities	116,471	115,878

Preferred Stock	9,723	9,723

Stockholders' (deficit) equity
Common stock	12,075	12,075
Additional paid-in capital	457,569	457,569
Retained earnings	827,783	826,530
Less treasury stock	(1,254,124)	(1,254,124)
Accumulated other comprehensive loss	(43,939)	(43,939)
Total stockholders' (deficit) equity	(636)	(1,889)
Total liabilities, preferred stock and stockholders' equity	125,558	123,712

Total reported assets were $1.8 million greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2018. This was largely due to capitalized cost to obtain and fulfill contracts and contract assets recognized for performance obligations in our Database Marketing Solutions and Logistics businesses, of which revenues are recognized over time.

Total reported liabilities were $0.6 million greater than the pro-forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2018. This was largely due to deferred revenue recognized for upfront non-refundable fee and accrued expenses associated with performance obligations in our Database Marketing Solutions and Logistics businesses.

	Three Months Ended March 31, 2018
		Pro forma as if the previous accounting guidance was in effect
Condensed Consolidated Statement of Comprehensive Loss	As reported
Operating revenues	$81,198	80,609
Operating expenses
Labor	50,656	50,522
Production and distribution	24,149	24,259
Advertising, selling, general and administrative	9,277	9,277
Depreciation, software and intangible asset amortization	2,151	2,151
Total operating expenses	86,233	86,209
Operating income (loss)	(5,035)	(5,600)
Other income (expense)
Interest expense, net	929	929
Gain on sale	(30,954)	(30,954)
Other, net	1,141	1,141
Total other expenses	(28,884)	(28,884)
Income/(Loss) before income taxes	23,849	23,284
Income tax expense (benefit)	(8,780)	(8,782)
Net income	32,629	32,066

Basic earnings (loss) per common share	$5.24	$5.16
Diluted earnings (loss) per common share	$4.67	$4.59

Total reported operating revenues were $0.6 million greater than the pro-forma results, which assumes the previous guidance remained in effect for the three months ended March 31, 2018. This was largely due to revenue recognized for performance obligations in our Database Marketing Solutions and Logistics businesses as they were partially satisfied in Q1 2018 and a portion of non-refundable upfront fees deferred as of January 1, 2018, partially offset by deferral of non-refundable fees received in Q1 2018.

Total reported operating expenses were comparable to the pro-forma results, which assumes the previous guidance remained in effect for the three months ended March 31, 2018. This was largely due to a net impact of capitalization and amortization of contract acquisition and fulfillment costs as well as related operating expenses recognized for partially satisfied performance obligations in our Database Marketing Solutions and Logistics businesses in Q1 2018.

The net impact of accounting under the new guidance increased net income by $0.6 million and the related basic and diluted income per common share by $0.08 and $0.08, respectively.

The adoption of ASC 606 had no significant impact on our cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net loss and various changes in working capital balances.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of the balance sheet date. We have elected to apply certain optional exemptions that limit this disclosure requirement to exclude performance obligations that are part of a contract that has an original expected duration of one year or less, the transaction price related to and revenue we recognized using the “as invoiced” practical expedient in accordance with paragraph ASC 606-10-55-18 or the performance obligation(s) is a series and we have allocated the variable consideration directly to the services performed. After considering the above exemptions, the transaction prices allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2018 was not material.

Note D - Fair Value of Financial Instruments

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

Note E - Convertible Preferred Stock

Under our amended and restated certificate of incorporation, we have authorized 1.0 million shares of preferred stock (“Preferred Stock”). On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock at an issue price of $1,000 per share, for gross proceeds of $9.9 million.

Series A Preferred Stock has the following rights and privileges:

Liquidation Rights

In the event of a liquidation, dissolution or winding down of the company or a Fundamental Transaction (defined in the Certificate of Designation for the Series A Preferred Stock), whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, prior to and in preference to the holders of common stock, from the assets of the company available for distribution, an amount equal to the greater of (i) the original issue price, plus any dividends accrued but unpaid thereon, and (ii) such amount per share as would have been payable had all Series A Preferred Stock been converted into common stock immediately before such liquidation.

Upon liquidation, after the payment of all preferential amounts required to be paid to the holders of Series A Preferred Stock, the remaining assets of the Company available for distribution to its stockholders shall be distributed among the holders of common stock.

Dividends

Upon liquidation, dissolution or winding down of the company, or a Fundamental Transaction, shares of Series A Preferred Stock which have not been otherwise converted to common stock, shall be entitled to receive dividends that accrue at a rate of (i) 5% each year, or (ii) the rate that cash dividends were paid in respect of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the board of directors. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designations), but only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of March 31, 2018, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $0.1 million, or $8.36 per share of Series A Preferred Stock.

Conversion

At the option of the holders of Series A Preferred Stock, shares may be converted to common stock at a rate of 100.90817 shares of common stock for one share of Series A Preferred Stock, subject to certain future adjustments.

Voting and Other Rights

The Series A Preferred Stock shall have no voting rights, except as otherwise required by law. Other rights afforded the holders of Series A Preferred Stock, under defined circumstances, include the election and removal of one member of the board of directors as a separate voting class, approve certain actions of the Company prior to execution, and preemptive rights to participate in any future issuances of new securities.

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A preferred Stock is classified as mezzanine equity (temporary equity) in our Condensed Consolidated balance sheet as of March 31, 2018.

Note F — Long-Term Debt

As of March 31, 2018 and December 31, 2017, we did not have any debt outstanding.

Credit Facilities

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A., that provided a $20 million revolving credit facility (the "Texas Capital Credit Facility") and letters of credit issued by Texas Capital Bank up to $5.0 million. The Texas Capital Credit Facility will be used for general corporate purposes. The Texas Capital Credit Facility is secured by substantially all of the company's assets and its material domestic subsidiaries. The Texas Capital Credit Facility is secured by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).

The Texas Capital Credit Facility had an expiration of April 17, 2019, at which point all outstanding principal amounts will be due. We can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused credit balances will accrue interest at 0.50%. We are required to pay a quarterly fee of $0.1 million as consideration for the collateral balances provided by HHS Guaranty, LLC.

The Texas Capital Credit Facility is subject to customary covenants requiring insurance, legal compliance, payment of taxes, prohibition of second liens, and secondary indebtedness, as well as the filing of quarterly and annual financial statements.

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22 million and extended the maturity by one year to April 17, 2020. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty.

At March 31, 2018, we had letters of credit in the amount of $2.8 million backed by cash collateral. No amounts were drawn against these letters of credit at March 31, 2018. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

Note G — Stock-Based Compensation

We maintain stock incentive plans for the benefit of certain officers, directors, and employees, including the 2013 Omnibus Incentive Plan (the "2013 Plan"). Our stock incentive plans include stock options, cash stock appreciation rights, performance stock units, phantom stock units and cash performance stock units.

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income (Loss). We recognized $0.6 million and $0.5 million of stock-based compensation expense during the three months ended March 31, 2018 and 2017, respectively.

Note H — Components of Net Periodic Benefit Cost

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2018	2017
Interest cost	$1,685	$1,837
Expected return on plan assets	(1,524)	(1,832)
Recognized actuarial loss	689	688
Net periodic benefit cost	$850	$693

We are not required to make, and do not intend to make, any contributions to our Qualified Pension Plan in 2018. Based on current estimates we will not be required to make any contributions to our Qualified Pension Plan until the 2019 plan year.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million in the three months ended March 31, 2018.

Note I - Income Taxes

Our three months ended March 31, 2018 income tax benefit of $8.8 million resulted in an effective income tax rate of 106.2%. The effective income tax benefit calculated for the three months ended March 31, 2018 differs from the federal statutory rate of 21.0%, primarily due to the capital loss generated from the sale of 3Q Digital which will be available for carryback. We have historically, including for 2017, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2018, because we determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the three months ended March 31, 2018.

Our three months ended March 31, 2017 income tax benefit of $1.5 million resulted in an effective income tax rate of 16.7%. The effective income tax rate calculated for the three months ended March 31, 2017 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries. We calculated the provision for income taxes for the three months ended March 31, 2017 by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period.

The U.S. Tax Cuts and Jobs Act (the "Tax Reform Act”) was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries (the transition tax). Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017 in accordance with the SEC Staff Accounting Bulletin (“SAB”) 118. We did not record any adjustments to our provisional amounts in the first quarter of 2018. The provisional amounts are subject to revisions as we continue to complete our analysis of the Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (IRS), the Financial Accounting Standards Board (FASB), and other standard-setting and regulatory bodies. Any such revisions will be treated in accordance with the one-year measurement period guidance outlined in SAB 118.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2013. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2014.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income/(Loss). We did not have a significant amount of interest or penalties accrued at March 31, 2018 or December 31, 2017.

Note J - Earnings Per Share

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

Reconciliations of basic and diluted EPS are as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2018	2017

Net Income/(loss)	$32,629	$(7,386)

Basic Earnings (Loss) per Common Share
Weighted-average common shares outstanding	6,213	6,169
Basic earnings (loss) per common share	$5.24	$(1.20)

Diluted Earnings (Loss) per Common Share
Weighted-average common and common equivalent shares outstanding	6,990	6,169
Diluted earnings (loss) per common share	$4.67	$(1.20)

Computation of Shares Used in Earnings (Loss) Per Common Share
Weighted-average common shares outstanding	6,213	6,169
Weighted-average common equivalent shares-dilutive effect of preferred stock	757	—
Weighted-average common equivalent shares-dilutive effect of stock options and awards	20	—
Shares used in diluted earnings (loss) per common share computations	6,990	6,169

0.3 million and 0.4 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2018 and 2017, respectively. 0.2 million and 0.1 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2018 and 2017, respectively.

Note K — Comprehensive Income

Comprehensive income for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Three Months Ended March 31,
In thousands	2018	2017
Net gain/(loss)	$32,629	$(7,386)

Other comprehensive income/(loss):
Adjustment to pension liability	691	563
Tax expense	(173)	(225)
Adjustment to pension liability, net of tax	518	338
Foreign currency translation adjustment	(154)	45
Total other comprehensive income/(loss)	364	383

Total comprehensive income/(loss)	$32,993	$(7,003)

Changes in accumulated other comprehensive income/(loss) by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2017	$(45,418)	$1,115	$(44,303)
Other comprehensive income/(loss), net of tax, before reclassifications	—	(154)	(154)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	518	—	518
Net current period other comprehensive income/(loss), net of tax	518	(154)	364
Balance at March 31, 2018	$(44,900)	$961	$(43,939)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(46,977)	$799	$(46,178)
Other comprehensive income/(loss), net of tax, before reclassifications	—	45	45
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax	338	—	338
Net current period other comprehensive income/(loss), net of tax	338	45	383
Balance at March 31, 2017	$(46,639)	$844	$(45,795)

Reclassification amounts related to the defined pension plans are included in the computation of net periodic pension benefit cost (see Note H, Components of Net Periodic Pension Benefit Cost).

Note L — Litigation Contingencies

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

Note M — Acquisition and Disposition

On February 28, 2018, we sold our 3Q Digital, Inc. subsidiary to an entity owned by certain former owners of the 3Q Digital business. Consideration for the sale included $5.0 million in cash proceeds, subject to certain working capital adjustments, and up to $5.0 million in additional consideration if the 3Q Digital business is sold again. The $35.0 million contingent consideration obligation of the company that related to our acquisition of 3Q Digital in 2015 was assigned to the buyer, thereby relieving us of the obligation. In addition, the identified intangible assets with definite lives for client relationships and non-compete agreements were written-off as a component of gain on sale.

The 3Q Digital business represented less than 10% of our total 2017 revenues. As a result of the sale, the company recognized a pre-tax gain of 31.0 million in the first quarter of 2018. The assets included net intangible assets and the liabilities (including contingent consideration).

The purchase agreement and subsequent amendment to the purchase agreement for the 2015 acquisition of 3Q Digital included a contingent consideration arrangement that would have required us to pay the former owners of 3Q Digital an additional cash payment depending on achievement of certain revenue growth goals. The potential undiscounted amount of all future payments that would have been required to be paid under the contingent consideration arrangement was $35.0 million in cash payable in 2019.

A reconciliation of accrued balances of the contingent consideration using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Fair Value
Accrued contingent consideration liability as of December 31, 2017	$33,887
Accretion of interest	742
Disposition	(34,629)
Accrued contingent consideration liability as of March 31, 2018	$—

Note N — Certain Relationships and Related Party Transactions

Since 2016, we have conducted (and we continue to conduct) business with Wipro, LLC (“Wipro”), whereby Wipro provides us with a variety of technology-related services, including database and software development, database support and analytics, IT infrastructure support and digital campaign management. Additionally, we also provides Wipro with agency services.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock, for $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

During the quarter ended March 31, 2018, we recorded no revenue from services provided to Wipro. During the quarter ended March 31, 2017, we recorded $0.1 million of revenue for agency-related services we provided Wipro.

During the quarters ended March 31, 2018 and 2017, we recorded $2.8 million and $0.3 million of expense, respectively, in technology-related services Wipro provided to us.

During the quarter ended March 31, 2018, we capitalized $1.1 million of costs for internally developed software services received from Wipro. These capitalized costs are included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheet.

As of March 31, 2018 and December 31, 2017, we had a trade payable due to Wipro of $1.4 million and $2.2 million, respectively. We had no trade receivables due from Wipro as of March 31, 2018 and December 31, 2017.

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2018 earnings release issued on May 9, 2018. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, Inc. This section is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the condensed consolidated financial statements as well as our 2017 Form 10-K. Our 2017 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.

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

Our services offer a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers. We offer a full complement of capabilities and resources to provide a broad range of marketing services, in media from direct mail to social media, including:

•	agency and digital services;

•	database marketing solutions;

•	direct mail, logistics and fulfillment; and

•	contact centers.

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

We continued to face a challenging competitive environment in 2018. The sale of 3Q Digital in 2018, and our recent preferred stock agreement with Wipro, LLC are all parts of our efforts to prioritize our investments and focus on our core business of optimizing our clients' customer journey across an omni-channel delivery platform. We expect these actions will enhance our liquidity and financial flexibility. For additional information see Liquidity and Capital Resources. We have taken actions to return the business to profitability and improve our cash, liquidity, and financial position. This includes workforce restructuring, making investments targeted at improving product offerings, and implementing expense reductions.

Results of Continuing Operations

Operating results from continuing operations were as follows:

	Three Months Ended March 31,
In thousands	2018	2017	% Change
Revenues	$81,198	$94,894	(14.4)%
Operating expenses	86,233	101,236	(14.8)%
Operating loss	$(5,035)	$(6,342)	(20.6)%

Operating margin	(6.2)%	(6.7)%

Income/(loss) from operations before taxes	$23,849	$(8,862)	(369.1)%

Diluted earnings/(loss) per common share from operations	$4.67	$(1.20)	(489.2)%

First Quarter 2018 vs. First Quarter 2017

Revenues

Revenues decreased $13.7 million, or 14.4%, in the first quarter of 2018 compared to the first quarter of 2017. These results reflected the impact of declines in all of our industry verticals. Revenues declined in our retail, B2B, financial services, consumer and healthcare verticals by $7.4 million, or 32.1%,$2.8 million, or 12.7%, $1.4 million, or 24.6%, $1.5 million, or 7.0%, and $1.4 million, or 24.6% respectively. These declines were primarily due to lost clients and lower volumes from existing clients.

Among other factors, our revenue performance will depend on general economic conditions in the markets we serve and how successful we are at maintaining and growing business with existing clients and acquiring new clients. We believe that, in the long-term, an increasing portion of overall marketing and advertising expenditures will be shifted from other advertising media to targeted media, and that our business will benefit as a result. Targeted media advertising results can be more effectively tracked, enabling measurement of the return on marketing investment.

Operating Expenses

Operating expenses were $86.2 million in the first quarter of 2018, compared to $101.2 million in the first quarter of 2017. Labor costs decreased $9.7 million, or 16.1%, compared to the first quarter of 2017, primarily due to lower payroll expense, due to our expense reduction efforts, and lower severance expense. Production and distribution decreased $2.7 million, or 10.2%, compared to the prior year quarter primarily due to a decrease in outsourced services and direct mail related supply chain expenses. Advertising, Selling and General expense decreased $1.8 million, or 16.1%, compared to the prior year, primarily due a reduction in facilities expense, marketing/promotional expense and employee-related expense. Depreciation and intangible asset and software amortization expense decreased $0.8 million compared to the first quarter of 2017, primarily due to reduced capital expenditures.

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

Operating Loss

Operating loss was $5.0 million in the first quarter of 2018 compared to $6.3 million in the first quarter of 2017. The $1.3 million decline in operating loss reflects the impact of lower revenue of $13.7 million, offset by a slightly higher $15.0 million decline in operating expenses.

Interest Expense

First Quarter 2018 vs. First Quarter 2017

Interest expense, net, in the first quarter of 2018 remained flat to the first quarter of 2017. Interest expense, net, for the first quarter of 2018 was primarily the accretion of interest on the contingent consideration that would have been payable to the former owners of 3Q Digital had we not sold that business before it came due.

Gain on sale

The gain on sale of $31.0 million represents the elimination of the net assets, including the contingent consideration and intangible assets related to the sale of 3Q Digital.

Other Income and Expense

First Quarter 2018 vs. First Quarter 2017

Other expense, net, decreased $0.4 million in the first quarter of 2018 compared to first quarter of 2017. This was primarily the result of a loss on sale of assets from a facility closure in the prior year and reduced bank charges, partially offset by slightly higher pension expense.

Income Taxes

First Quarter 2018 vs. First Quarter 2017

The income tax benefit of $8.8 million in the first quarter of 2018 represents an increase in benefit of $7.3 million when compared to the first quarter of 2017. Our effective tax rate was 106.2% for the first quarter of 2018, increasing from a rate of 16.7% for the first quarter of 2017. We have historically, including for 2017, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2018 because we determined that small changes in estimated ordinary income would result in significant charges in the estimated annual effective tax rates such that the historical method would not provide a reliable estimate for the three months ended March 31, 2018. The effective income tax rate calculated for the three months ended March 31, 2018 differs from the federal statutory rate of 21.0%, primarily due to the capital loss generated from the sale of 3Q Digital which will be available for carryback.

Income/Earnings (Loss) Per Share from Continuing Operations

First Quarter 2018 vs. First Quarter 2017

We recorded net income of $32.6 million and diluted income per share $4.67 in the first quarter of 2018. These results compared to net loss of $7.4 million and diluted loss per share of $1.20 per share in the first quarter of 2017.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $22.8 million and $8.4 million at March 31, 2018 and December 31, 2017, respectively. Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2018 was $2.8 million, compared to net cash used in operating activities of $0.5 million for the three months ended March 31, 2017. The $3.4 million year-over-year increase was primarily a reduction in accounts receivable, excluding the impact of the sale of 3Q Digital.

Investing Activities

Net cash provided by investing activities was $2.3 million for the three months ended March 31, 2018, compared to net cash used in investing activities $1.7 million for the three months ended March 31, 2017. This change was due to the sale of 3Q Digital during the quarter ended March 31, 2018.

Financing Activities

Net cash provided by financing activities was $9.5 million for the three months ended March 31, 2018, compared to $0.1 million for the three months ended March 31, 2017. The $9.6 million increase is primarily due to cash proceeds from the issuance of preferred shares.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of March 31, 2018 and 2017 were $3.6 million and $4.1 million, respectively.

Credit Facilities

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22 million and extended the maturity by one year to April 17, 2020. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty.

At March 31, 2018, we had letters of credit in the amount of $2.8 million backed by cash collateral. No amounts were drawn against these letters of credit at March 31, 2018. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

Outlook

We consider such factors as total cash and cash equivalents, current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities, and financing activities when assessing our liquidity. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing, and financing requirements as they arise. We believe that there are not any conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for the 12 months following the issuance of the condensed consolidated financial statements.

Critical Accounting Policies

Critical accounting policies are defined as those that, in our judgment, are most important to the portrayal of our company’s financial condition and results of operations and which require complex or subjective judgments or estimates. Refer to the 10-K for a discussion of the critical accounting policies.

The following represent changes to our critical accounting policies described in detail in our 2017 Form 10-K:

•
The adoption of ASC 606, Revenue from Contracts with Customers - the impact of this change in accounting policy is described in detail in Note C, Revenue from Contracts with Customers in the Notes to Unaudited Condensed Consolidated Financial Statements; and

•	Goodwill and intangible assets is no longer included as a critical accounting policy, as we no longer have these assets on our balance sheet

See Recent Accounting Pronouncements under Note B, of the Notes to Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been recently issued.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risks related to interest rate variations and to foreign exchange rate variations. From time to time, we may utilize derivative financial instruments to manage our exposure to such risks.

We did not have any long-term debt as of March 31, 2018. A hypothetical one percentage point change in average interest rates would not have a significant impact on our earnings for the three months ended March 31, 2018.

On April 17, 2017, we entered into the Texas Capital Credit Facility. On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22 million and extended the maturity by one year to April 17, 2020. The credit facility increased exposure to market risks relating to changes in interest rates because borrowings under the facility bear interest at a variable rate. We do not believe that a one percentage point change in average interest rates would have a material impact on our interest expense. As such, we do not believe that we currently have significant exposure to market risks associated with changing interest rates. At this time, we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Loss. Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Loss. Transactions such as these amounted to less than $0.1 million in pre-tax currency transaction losses in the first quarter of 2018. At this time, we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Our management, including our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2018. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Corporate Controller concluded that the company's disclosure controls and procedures were not effective as of March 31, 2018 due to the material weaknesses in internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Material Weakness in Internal Control over Financial Reporting

We identified material weaknesses in the following areas (i) the effectiveness of the control environment, risk assessment, information and communication, and monitoring, and (ii) the effectiveness of internal controls over revenue recognition.

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

Changes in Internal Control over Financial Reporting

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, we have undertaken actions to redesign processes and controls to address all of the material weaknesses. We have engaged specialists to assist us with reviewing, documenting, and (as needed) supplementing our controls, with a goal of providing controls that not only better address both the accuracy and precision of management’s review, but also enhance our ability to manage our business as it has evolved. We expect to make further changes as our specialists deliver recommendations from their reviews. As we implement these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard did not have a material impact on consolidated financial statements, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and the gathering of information necessary provided for expanded disclosures.

Although we intend to resolve all of the material control deficiencies discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective as a result of these efforts by any particular date. Our remediation plan will last through 2018 due to the number of controls involved, the need for new risk assessments and control design implementation, and ultimately testing of such controls.

Inherent Limitation of the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient.

PART II.    OTHER INFORMATION
Item 1.  Legal Proceedings

Information regarding legal proceedings is set forth in Note L, Litigation Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2017 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2017 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
January 1-31, 2017	—	$—	—	$11,437,538
February 1-28, 2017	77	$8.81	—	$11,437,538
March 1-31, 2017	—	$—	—	$11,437,538
Total	77	$8.81	—
(1)  Represents shares withheld to offset withholding taxes upon the vesting of unvested shares.

(2) The Board does not anticipate purchasing any shares of our common stock through our stock repurchase program that was publicly announced in August 2014 for the foreseeable future. Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of March 31, 2018, we have repurchased 0.2 million shares and spent $11.4 million under the 2014 stock repurchase program. Through March 31, 2018, we had repurchased a total of 6.8 million shares at an average price of $181.02 per share under all current and previous repurchase programs.

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

HARTE HANKS, INC.

May 10, 2018	/s/ Karen A. Puckett
Date	Karen A. Puckett
President and Chief Executive Officer

May 10, 2018	/s/ Jon C. Biro
Date	Jon C. Biro
Executive Vice President and Chief Financial Officer,

May 10, 2018	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller