Form 10-Q
period 2018-06-30
HARTE HANKS INC
filed 2018-08-09
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2018 was 6,241,230 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended June 30, 2018

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

In thousands, except per share and share amounts	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$20,213	$8,397
Accounts receivable (less allowance for doubtful accounts of $381 at June 30, 2018 and $697 at December 31, 2017)	52,141	81,397
Contract assets	2,648	—
Inventory	462	587
Prepaid expenses	4,342	5,039
Prepaid taxes and income tax receivable	12,655	3,886
Other current assets	4,037	3,900
Total current assets	96,498	103,206
Property, plant and equipment (less accumulated depreciation of $139,045 at June 30, 2018 and $136,753 at December 31, 2017)	18,762	21,787
Other intangible assets (less accumulated amortization of $2,184 at December 31, 2017)	—	2,589
Other assets	4,724	3,230
Total assets	$119,984	$130,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,796	$36,130
Accrued payroll and related expenses	5,564	10,601
Deferred revenue and customer advances	6,749	5,342
Income taxes payable	—	—
Customer postage and program deposits	5,703	11,443
Other current liabilities	3,273	3,732
Total current liabilities	54,085	67,248
Pensions	58,816	59,338
Contingent consideration	—	33,887
Deferred tax liabilities, net	294	773
Other long-term liabilities	4,336	4,201
Total liabilities	117,531	165,447

Preferred stock, $1 par value, 1,000,000 shares authorized; 9,926 designated as Series A Convertible Preferred Stock; 9,926 shares of Series A Convertible Preferred Stock authorized, issued and outstanding at June 30, 2018	9,723	—

Stockholders’ (deficit) equity
Common stock, $1 par value, 25,000,000 shares authorized 12,105,474 shares issued at June 30, 2018 and 12,074,661 shares issued at December 31, 2017	12,108	12,075
Additional paid-in capital	457,206	457,186
Retained earnings	821,047	794,583
Less treasury stock, 5,864,244 shares at cost at June 30, 2018 and 5,864,641 shares at cost at December 31, 2017	(1,253,404)	(1,254,176)
Accumulated other comprehensive loss	(44,227)	(44,303)
Total stockholders’ (deficit) equity	(7,270)	(34,635)
Total liabilities, preferred stock and stockholders’ equity	$119,984	$130,812

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,
In thousands, except per share amounts	2018	2017
Operating revenues	$69,633	$94,722
Operating expenses
Labor	39,725	57,103
Production and distribution	26,358	26,521
Advertising, selling, general and administrative	7,955	10,226
Depreciation, software and intangible asset amortization	1,903	2,663
Total operating expenses	75,941	96,513
Operating loss	(6,308)	(1,791)
Other (income) and expenses
Interest expense, net	183	1,235
Other, net	827	1,826
Total other (income) and expenses	1,010	3,061
Income/(loss) before income taxes	(7,318)	(4,852)
Income tax benefit	(584)	(2,199)
Net income/(loss)	$(6,734)	$(2,653)
Less: Earnings attributable to participating securities	—	—
Less: Preferred stock dividends	124	—
Income/(loss) attributable to common stockholders	$(6,858)	$(2,653)

Earnings/(loss) per common share
Basic	$(1.10)	$(0.43)
Diluted	$(1.10)	$(0.43)

Weighted average shares used to compute earnings/(loss) per share attributable to common shares
Basic	6,226	6,190
Diluted	6,226	6,190

Other comprehensive income/(loss), net of tax
Net loss	$(6,734)	$(2,653)

Adjustment to pension liability	517	413
Foreign currency translation adjustment	(804)	599
Total other comprehensive income/(loss), net of tax	(287)	1,012

Comprehensive income/(loss)	$(7,021)	$(1,641)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Six Months Ended June 30,
In thousands, except per share amounts	2018		2017
Operating revenues	$150,829		$189,616
Operating expenses
Labor	90,381		117,453
Production and distribution	50,506		53,399
Advertising, selling, general and administrative	17,232		21,286
Depreciation, software and intangible asset amortization	4,054		5,610
Total operating expenses	162,173		197,748
Operating loss	(11,344)		(8,132)
Other (income) and expenses
Interest expense, net	1,112		2,258
Gain on sale	(30,954)		—
Other, net	1,969		3,324
Total other (income) and expenses	(27,873)		5,582
Income/(loss) before income taxes	16,529		(13,714)
Income tax benefit	(9,364)		(3,675)
Net income/(loss)	$25,893		$(10,039)
Less: Earnings attributable to participating securities	3,059		—
Less: Preferred stock dividends	207		—
Income/(loss) attributable to common stockholders	$22,627		$(10,039)

Earnings/(loss) per common share
Basic	$3.64		$(1.62)
Diluted	$3.62		$(1.62)

Weighted-average shares used to compute earnings/(loss) per share attributable to common shares
Basic	6,220	619	6,179
Diluted	6,250		6,179

Other comprehensive income/(loss), net of tax
Net Income/(loss)	$25,893		$(10,039)

Adjustment to pension liability	1,035		751
Foreign currency translation adjustment	(959)		644
Total other comprehensive income/(loss), net of tax	76		1,395

Comprehensive income/(loss)	$25,969		$(8,644)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In thousands	2018	2017
Cash flows from operating activities
Net income/(loss)	$25,893	$(10,039)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and software amortization	3,941	5,236
Intangible asset amortization	113	375
Stock-based compensation	1,274	968
Net pension cost (payments)	856	557
Interest accretion on contingent consideration	742	2,081
Deferred income taxes	(821)	(1,160)
Gain on sale	(32,760)	—
Loss on disposal of assets	—	102
Other, net	614	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net and contract assets	8,871	7,377
Decrease (increase) in inventory	125	59
Decrease (increase) in prepaid expenses, income tax receivable and other assets	(9,725)	(5,317)
Increase (decrease) in accounts payable	11,138	(8,051)
Increase (decrease) in other accrued expenses and liabilities	(7,760)	(34,013)
Net cash provided by/(used in) operating activities	2,501	(41,825)

Cash flows from investing activities	0
Dispositions, net of cash transferred	3,929	—
Purchases of property, plant and equipment	(2,111)	(3,026)
Proceeds from sale of property, plant and equipment	—	18
Net cash provided by/(used in) investing activities	1,818	(3,008)

Cash flows from financing activities
Borrowings	9,000	20,000
Repayment of borrowings	(9,000)	(8,000)
Debt financing costs	(980)	(395)
Issuance of preferred stock, net of transaction fees	9,723	—
Issuance of common stock	(70)	(92)
Issuance of treasury stock	37	—
Payment of capital leases	(254)	(255)
Net cash provided by financing activities	8,456	11,258

Effect of exchange rate changes on cash and cash equivalents	(959)	644
Net increase (decrease) in cash and cash equivalents	11,816	(32,931)
Cash and cash equivalents at beginning of period	8,397	46,005
Cash and cash equivalents at end of period	$20,213	$13,074

Supplemental disclosures
Cash paid for interest	$79	$65
Cash received (paid) for income taxes	$155	$(34,248)
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$78	$395
New capital lease obligations	$—	$58
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity
(Unaudited)

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity/ (Deficit)
Balance at December 31, 2016	$—	$12,044	$458,638	$837,316	$(1,259,164)	$(46,178)	$2,656
Cumulative effect of accounting change	—	—	709	(873)	—	—	(164)
Exercise of stock options and release of unvested shares	—	4	(4)		(92)	—	(92)
Stock-based compensation	—	—	1,110	—	—	—	1,110
Treasury stock issued	—	—	(1,984)	—	2,088	—	104
Net loss	—	—	—	(10,039)	—	—	(10,039)
Other comprehensive income	—	—	—	—	—	1,395	1,395
Balance at June 30, 2017	$—	$12,048	$458,469	$826,404	$(1,257,168)	$(44,783)	$(5,030)

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity/ (Deficit)
Balance at December 31, 2017	$—	$12,075	$457,186	$794,583	$(1,254,176)	$(44,303)	$(34,635)
Cumulative effect of accounting change	—	—	—	571	—	—	571
Preferred stock issued	9,723	—	—	—	—	—	—
Exercise of stock options and release of unvested shares	—	71	(71)	—	(70)	—	(70)
Payout of Reverse Stock Split shares eliminated due to rounding		(38)	38	—	—	—	—
Stock-based compensation	—	—	858	—	—	—	858
Treasury stock issued	—	—	(805)	—	842	—	37
Net income	—	—	—	25,893	—	—	25,893
Other comprehensive income	—	—	—	—	—	76	76
Balance at June 30, 2018	$9,723	$12,108	$457,206	$821,047	$(1,253,404)	$(44,227)	$(7,270)

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

Interim Financial Information

The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The information included in this Quartery Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 10-K").

Reverse Stock Split

On January 31, 2018, we executed a 1-for-10 reverse stock split (the "Reverse Stock Split") which became effective for trading purposes on February 1, 2018. Pursuant to the Reverse Stock Split, every 10 pre-split shares of our common stock, par value $1.00 per share ("Common Stock") were exchanged for one post-split share of the Company's common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received (or are entitled to receive) a cash payment in lieu thereof. In addition, our authorized Common Stock was reduced from 250 million to 25 million shares. The number of authorized shares of preferred stock remained unchanged at one million shares.

The Condensed Consolidated Financial Statements and Accompanying Notes to Unaudited Condensed Consolidated Financial Statements give retroactive effect to the Reverse Stock Split for all periods presented. The calculation of basic and diluted earnings/(loss) per share have been determined based on a retroactive adjustment of weighted average shares outstanding for all periods presented. To reflect the Reverse Stock Split on stockholders' equity, an amount equal to the par value of the reduced shares from the Common Stock par value account was reclassified to additional paid in capital resulting in no net impact to stockholders' equity on the Condensed Consolidated Balance Sheets.

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

Securities Purchase Agreement

On January 23, 2018, we entered into a Securities Purchase Agreement with Wipro, LLC, pursuant to which on January 30, 2018 we issued 9,926 shares of Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”), for aggregate consideration of $9.9 million. Dividends on the Series A Preferred Stock accrue at a rate of 5.0% per year or the rate that cash dividends were paid in respect to shares of Common Stock if such rate is greater than 5.0%. The aggregate shares issued under the Securities Purchase Agreement are convertible into 1,001,614 shares of our Common Stock.

Along with customary protective provisions, Wipro, LLC will be able to designate an observer or director to the Board of Directors. We are using the proceeds for general corporate purposes including for working capital purposes.

See Note E, Convertible Preferred Stock, for further information.

Related Party Transactions

Since 2016, Wipro, LLC has provided a variety of technology-related service to the Company, including database and software development, database support and analytics, IT infrastructure support, and digital campaign management. Transactions with Wipro, LLC have been classified and disclosed in the 2017 10-K and in this Quarterly Report on Form 10-Q as related party transactions in accordance with ASC 850, Related Party Disclosures, and in accordance with the SEC's Regulation S-X Rule 4-08(k), as applicable. See Note N, Certain Relationships and Related Party Transactions, for further information.

Note B - Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting, which supersedes ASC 505-50, Accounting for Distributions to Shareholders with Components of Stock and Cash, and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. The ASU is effective for annual periods beginning after December 15, 2018, and the interim periods within those fiscal years with early adoption permitted after the entity has adopted ASC 606. We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). This ASU amends certain Securities and Exchange Commission (SEC) material in Topic 740 for the income tax accounting implications of the recently issued Tax Reform. This guidance clarifies the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under Topic 740 for certain income tax effects of Tax Reform for the reporting period in which Tax Reform was enacted. See Note I, Income Taxes, for a discussion of the impacts of SAB 118 and this ASU.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires all operating leases to be recorded on the balance sheet. The lessee will record a liability for its lease obligations (initially measured at the present value of the future lease payments not yet paid over the lease term, and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement). This ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This change is required to be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. We are evaluating the impact that adoption of ASU 2016-02 will have on our consolidated financial statements, but expect an increase in assets and liabilities on our consolidated balance sheets at adoption for the recording of right-of-use assets and corresponding lease liabilities.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted ASU 2014-09 and its related amendments (collectively known a “ASC 606”) effective on January 1, 2018 using the modified retrospective method. Please see Note C, Revenue from Contracts with Customers, for the required disclosures related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Note C - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, related to revenue recognition. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method of adoption and have elected to apply the new standard only to contracts not completed at January 1, 2018. For contracts that were modified before the effective date, we applied the practical expedient method, which did not have a material effect on our adjustment to opening retained earnings. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, which is also referred to herein as “legacy GAAP.”

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At January 1, 2018 and June 30, 2018, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by vertical market and key revenue stream. The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2018 by our key vertical markets:

In thousands	For the three months ended June 30, 2018	For the six months ended June 30, 2018
B2B	$14,800	$33,483
Consumer Brands	15,828	35,171
Financial Services	14,441	28,922
Healthcare	4,083	8,461
Retail	15,836	32,215
Transportation	4,645	12,577
Total Revenues	$69,633	$150,829

The nature of the services offered by each key revenue stream are different. The following tables summarize revenue from contracts with customers for the three and six months ended June 30, 2018 by our four major revenue streams and the pattern of revenue recognition:

	Three Months Ended June 30, 2018
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$7,186	$314	$7,500
Database Marketing Solutions	8,365	539	8,904
Direct Mail, Logistics, and Fulfillment	32,553	2,403	34,956
Contact Centers	18,273	—	18,273
Total Revenues	$66,377	$3,256	$69,633

	For the six months ended June 30, 2018
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$22,022	$590	$22,612
Database Marketing Solutions	16,653	1,821	18,474
Direct Mail, Logistics, and Fulfillment	62,665	4,540	67,205
Contact Centers	42,538	—	42,538
Total Revenues	$143,878	$6,951	$150,829

Our contracts with customers may consist of multiple performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine standalone selling price based on the price at which the performance obligation is sold separately. Although uncommon, if the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Further discussion of other performance obligations in each of our major revenue streams follows:

Agency & Digital Services

Our agency services are full-service, customer engagement agencies specializing in direct and digital communications for both consumer and business-to-business markets. Our digital solutions integrate online services within the marketing mix and include: search engine management, display, digital analytics, website development and design, digital strategy, social media, email, e-commerce, and interactive relationship management. Our contracts may include a promise to purchase media or acquire search engine marketing solutions on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize the net consideration as revenue (consistent with legacy GAAP).

Agency and digital services performance obligations are satisfied over time and often offered on a project basis. We have concluded that the best approach of measuring the progress toward completion of the project based performance obligations is the input method based on costs or labor hours incurred to date dependent upon whether costs or labor hours more accurately depict the transfer of value to the customer.

The variable consideration in these contracts primarily relates to time and material based services and reimbursable out-of-pocket travel costs, both of which are estimated using the expected value method. For time and material based contracts, we use the “as invoiced” practical expedient.

Database Marketing Solutions

Our solutions are built around centralized marketing databases with services rendered to build custom database, database hosting services, customer or target marketing lists and data processing services.

These performance obligations, including services rendered to build a custom database, database hosting services, professional services, customer or target marketing lists and data processing services, may be satisfied over time or at a point in time. We provide software as a service ("SaaS") solutions to host data for customers and have concluded that they are stand-ready obligations to be recognized over time on a monthly basis. Our promise to provide certain data related services meets the over-time recognition criteria because our services do not create an asset with an alternative use and we have an enforceable right to payment. For performance obligations recognized over time, we choose either the input (i.e. labor hour) or output method (i.e. number of customer records) to measure the progress toward completion depending on the nature of the services provided. Some of our other data-related services do not meet the over-time criteria and are therefore, recognized at a point-in-time, typically upon the delivery of a specific deliverable.

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

Direct Mail, Logistics, and Fulfillment

Our services include: digital printing, print on demand, advanced mail optimization, logistics and transportation optimization, tracking, commingling, shrink wrapping, and specialized mailings. We also maintain fulfillment centers where we provide custom kitting services, print on demand, product recalls, and freight optimization allowing our customers to distribute literature and other marketing materials.

The majority of performance obligations offered within this revenue stream are satisfied over time and utilize the input or output method, depending on the nature of the service, to measure progress toward satisfying the performance obligation. For performance obligations where we charge customers a transaction based fee, we utilize the output method based on the quantities fulfilled. Services provided through our fulfillment centers are typically priced at a per transaction basis and our contracts provide us the right to invoice for services provided and reflects the value to the customer of the services transferred to date. In most cases, we use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices. For our direct mail revenue stream, our contracts may include a promise to purchase postage on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize net consideration as revenue (consistent with legacy GAAP).

The variable consideration in our contracts results primarily from the transaction based fee structure of some performance obligations with their total transaction quantities to be provided unknown at the onset of a contract, which is estimated using the expected value method.

Contact Centers

We operate tele-service workstations in the U.S., Asia and Europe to provide advanced contact center solutions such as: speech, voice and video chat, integrated voice response, analytics, social cloud monitoring, and web self-service.

Performance obligations are stand-ready obligations and satisfied over time. With regard to account management and SaaS, we use a time-elapsed output method. For performance obligations where we charge customers a transaction based fee, we use the output method based on transaction quantities. In most cases, our contracts provide us the right to invoice for services provided, therefore, we generally use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices.

The variable consideration in our contracts results primarily from the transaction based fee structure of some performance obligations with their total transaction quantities to be provided unknown at the onset of a contract, which is estimated using the expected value method.

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four and five years for database solutions contracts and six months to one year for contact center contracts). The upfront non-refundable fees collected from customers were immaterial as of June 30, 2018.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. After considering the above exemptions, the transaction prices allocated to unsatisfied or partially satisfied performance obligations as of June 30, 2018 totaled $1.1 million, which is expected to be recognized over the following 3 years as follows: $0.4 million for the remaining 6 months of 2018, $0.6 million in 2019 and $0.1 million in 2020.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer's final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of January 1, 2018 and June 30, 2018:

In thousands	June 30, 2018	January 1, 2018
Contract assets	$2,648	$7,120
Deferred revenue and customer advances	6,749	5,906
Deferred revenue, included in other long-term liabilities	454	341

Revenue recognized during the six months ended June 30, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $2.8 million. We recognized no revenues during the six months ended June 30, 2018 from performance obligations satisfied or partially satisfied in previous periods. During the six months ended June 30, 2018, we reclassified $7.1 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The remaining unamortized contract costs were $1.2 million as of June 30, 2018. For the periods presented, no impairment was recognized.

Financial Statement Impact of Adopting ASC 606

Upon the adoption of ASC 606 on January 1, 2018, we recorded a cumulative adjustment of $0.6 million, a net increase to opening retained earnings as of January 1, 2018. The following table shows the cumulative effect of the changes made to the accounts on the Condensed Consolidated Balance Sheet as of January 1, 2018 (in thousands):

	As Reported		Adjusted
	December 31, 2017	Cumulative Adjustments	January 1, 2018
ASSETS
Accounts receivable, net	$81,397	$(6,710)	$74,687
Contract assets	—	7,120	7,120
Other current assets	3,900	373	4,273
Other assets	3,230	1,018	4,248

LIABILITIES
Deferred revenue and related expenses	5,342	564	5,906
Deferred income taxes	773	119	892
Other current liabilities	3,732	245	3,977
Other long-term liabilities	4,201	302	4,503

STOCKHOLDERS’ EQUITY
Retained earnings	794,583	571	795,154

The cumulative effect adjustments to the opening retained earnings relate to a few key differences between legacy GAAP and ASC 606 which include capitalizing costs to obtain and fulfill a contract (increase to retained earnings), changes in the timing of revenue recognition for non-refundable upfront fees (decrease to retained earnings), and changes in the timing of revenue recognition for Database Marketing Solutions and Logistics services (increase to retained earnings).

Impact of New Revenue Guidance on Financial Statement Line Items

We identified the financial statement line items impacted by ASC 606 as compared to the pro-forma amounts had the legacy GAAP been in effect, as of and for the three and six months ended June 30, 2018, and these are summarized as follows:

Balance Sheet Financial Statement Line Items
The impact of adopting ASC 606 had the following impact on the Condensed Consolidated Balance Sheet as of June 30, 2018: an increase of $1.4 million and $1.0 million to reported total assets and reported retained earnings, respectively, and an increase in total reported liabilities of $0.5 million as compared to the pro-forma balance sheet which assumes legacy GAAP remained in effect as of June 30, 2018. The reported total assets increase was largely due to capitalized costs to obtain and fulfill contracts and contract assets recognized for performance obligations in our Database Marketing Solutions and Logistics businesses, of which revenues are recognized over time. The reported total liabilities increase was largely due to deferred revenue recognized for upfront non-refundable fee and accrued expenses associated with performance obligations in our Database Marketing Solutions and Logistics businesses.

Income Statement Financial Statement Line Items (three and six months ended June 30, 2018)
The impact of adopting ASC 606 did not have a significant impact on our Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2018.

The adoption of ASC 606 had no significant impact on our cash flows from operations for the six months ended June 30, 2018. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net income and various changes in working capital balances.

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
Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable, and trade payables. Our calculation of the acquisition related contingent consideration accounted for at fair value on a recurring basis is disclosed in Note M, Disposition.

Note E - Convertible Preferred Stock

Under our Amended and Restated Certificate of Incorporation, as amended, we have authorized 1.0 million shares of preferred stock (“Preferred Stock”). On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro, LLC (as further described in Note A above under the heading "Securities Purchase Agreement") at an issue price of $1,000 per share, for gross proceeds of $9.9 million. We incurred $0.2 million of transactions fees on the issuance of the Preferred Stock which are netted against the gross proceeds of $9.9 million on our Condensed Consolidated Financial Statements.

Series A Preferred Stock has the following rights and privileges:

Liquidation Rights

In the event of a liquidation, dissolution or winding down of the company or a Fundamental Transaction (defined in the Certificate of Designation for the Series A Preferred Stock), whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, prior to and in preference to the holders of common stock, from the assets of the company available for distribution, an amount equal to the greater of (i) the original issue price, plus any dividends accrued but unpaid thereon, and (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into Common Stock immediately before such liquidation.

Upon liquidation, after the payment of all preferential amounts required to be paid to the holders of Series A Preferred Stock, the remaining assets of the Company available for distribution to its stockholders shall be distributed among the holders of common stock.

Dividends

Upon liquidation, dissolution or winding down of the company, or a Fundamental Transaction, shares of Series A Preferred Stock which have not been otherwise converted to Common Stock, shall be entitled to receive dividends that accrue at a rate of (i) 5% each year, or (ii) the rate that cash dividends were paid in respect of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designation), but only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to Common Stock. As of June 30, 2018, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $0.2 million, or $20.83 per share of Series A Preferred Stock.

Conversion

At the option of the holders of Series A Preferred Stock, shares of Series A Preferred Stock may be converted into Common Stock at a rate of 100.90817 shares of Common Stock for one share of Series A Preferred Stock, subject to certain future adjustments.

Voting and Other Rights

The Series A Preferred Stock shall have no voting rights, except as otherwise required by law. Other rights afforded the holders of Series A Preferred Stock, under defined circumstances, include the election and removal of one member of the Board of Directors as a separate voting class, the ability to approve certain actions of the Company prior to execution, and preemptive rights to participate in any future issuances of new securities.

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of June 30, 2018.

Note F — Long-Term Debt

As of June 30, 2018 and December 31, 2017, we did not have any debt outstanding.

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

The Texas Capital Credit Facility had an expiration date of April 17, 2019, at which point all outstanding principal amounts will be due. We can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused credit balances will accrue interest at 0.50%. We are required to pay a quarterly fee of $0.1 million as consideration for the collateral balances provided by HHS Guaranty, LLC.

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

At June 30, 2018, we had letters of credit in the amount of $2.8 million. No amounts were drawn against these letters of credit at June 30, 2018. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

Note G — Stock-Based Compensation

We maintain stock incentive plans for the benefit of certain officers, directors, and employees, including the 2013 Omnibus Incentive Plan. Our stock incentive plans include stock options, cash stock appreciation rights, performance stock units, phantom stock units and cash performance stock units. Our cash stock appreciation rights, phantom stock units and cash performance stock units settle solely in cash and are treated as a liability, which are adjusted each reporting period based on changes in our stock price.

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income/(Loss). We recognized $1.3 million and $1.0 million of stock-based compensation expense during the six months ended June 30, 2018 and 2017, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017
Interest cost	$1,685	$1,837	$3,370	$3,674
Expected return on plan assets	(1,524)	(1,832)	(3,047)	(3,664)
Recognized actuarial loss	689	688	1,377	1,377
Net periodic benefit cost	$850	$693	$1,700	$1,387

We are not required to make, and do not intend to make, any contributions to our Qualified Pension Plan in 2018. Based on current estimates we will not be required to make any contributions to our Qualified Pension Plan until the 2019 plan year.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million and $0.8 million in the three and six months ended June 30, 2018, respectively.

Note I - Income Taxes

Our three months ended June 30, 2018 income tax benefit of $0.6 million resulted in an effective income tax rate of 8.0%. Our six months ended June 30, 2018 income tax benefit of $9.4 million resulted in an effective income tax rate of (56.7)%. The effective income tax benefit for the three months ended June 30, 2018 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized. The effective income tax benefit for the six months ended June 30, 2018 differs from the federal statutory rate of 21.0%, primarily due to the capital loss generated from the sale of 3Q Digital which will be available for carryback. We have historically, including for 2017, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the three and six months ended June 30, 2018 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate.

Our three months ended June 30, 2017 income tax benefit of $2.2 million resulted in an effective income tax rate of 45.3%. Our six months ended June 30, 2017 income tax benefit of $3.7 million resulted in an effective income tax rate of 26.8%. The effective income tax rate for the three and six months ended June 30, 2017 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries. As noted above, we calculated the provision for income taxes for the three and six months ended June 30, 2017 by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period.

The U.S. Tax Cuts and Jobs Act (the "Tax Reform Act”) was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017 in accordance with the SEC Staff Accounting Bulletin (“SAB”) 118. We did not record any adjustments to our provisional amounts in the first or second quarter of 2018. The provisional amounts are subject to revisions as we continue to complete our analysis of the Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service ("IRS"), the Financial Accounting Standards Board ("FASB"), and other standard-setting and regulatory bodies. Any such revisions will be treated in accordance with the one-year measurement period guidance outlined in SAB 118.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2013. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2014.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income/(Loss). We did not have a significant amount of interest or penalties accrued at June 30, 2018 or December 31, 2017.

Note J - Earnings Per Share

In periods in which the company has net income, the company is required to calculate earnings per share ("EPS") using the two-class method. The two-class method is required because the company's preferred stock is considered a participating security with objectively determinable and non-discretionary dividend participation rights. Preferred stockholders have the right to participate in dividends above their five percent dividend rate should the company declare dividends on its Common Stock at a dividend rate higher than the five percent (on an as-converted basis). Under the two-class method, undistributed and distributed earnings are allocated on a pro-rata basis to the common and the preferred stockholders. The weighted-average number of common and preferred stock outstanding during the period is then used to calculate EPS for each class of shares.

In periods in which the company has a net loss, basic loss per share is calculated using the treasury stock method. The treasury stock method is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the calculation would be anti-dilutive.

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2018	2017
Net Loss	$(6,734)	$(2,653)
Less: Preferred stock dividends	124	—
Income/(loss) attributable to common stockholders	$(6,858)	$(2,653)

Basic Earnings/(Loss) per Common Share
Weighted-average common shares outstanding	6,226	6,190
Basic earnings/(loss) per common share	$(1.10)	$(0.43)

Diluted Earnings/(Loss) per Common Share
Weighted-average shares used to compute earnings/(loss) per share attributable to common shares	6,226	6,190
Diluted earnings/(loss) per common share	$(1.10)	$(0.43)

Computation of Shares Used in Diluted Earnings/(Loss) Per Common Share
Weighted-average common shares outstanding	6,226	6,190
Shares used in diluted earnings/(loss) per common share computations	6,226	6,190

0.3 million and 0.3 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2018 and 2017, respectively. 0.2 million and 0.1 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2018 and 2017, respectively. 1.0 million of anti-dilutive preferred stock (as if converted) have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2018.

	Six Months Ended June 30,
In thousands, except per share amounts	2018	2017
Numerator:
Net income/(loss)	$25,893	$(10,039)
Less: Preferred stock dividend	207	—
Less: Earnings attributable to participating securities	3,059	—
Numerator for basic EPS: income/(loss) attributable to common stockholders	$22,627	$(10,039)

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	3,059	—
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(3,046)	—
Numerator for diluted EPS	$22,640	$(10,039)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,220	6,179

Effect of dilutive securities:
Unvested shares	30	—
Diluted EPS denominator	6,250	6,179

Basic earnings/(loss) per common share	$3.64	$(1.62)
Diluted earnings/(loss) per common share	$3.62	$(1.62)

0.3 million and 0.3 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2018 and 2017, respectively. $32.0 thousand and 0.1 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2018 and 2017, respectively.

Note K — Comprehensive Income/(Loss)

Comprehensive income/(loss) for a period encompasses net income/(loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive income/(loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017
Net income/(loss)	$(6,734)	$(2,653)	25,893	(10,039)

Other comprehensive income/(loss):
Adjustment to pension liability	686	688	1,377	1,252
Tax expense	(169)	(275)	(342)	(501)
Adjustment to pension liability, net of tax	517	413	1,035	751
Foreign currency translation adjustment, net of tax	(804)	599	(959)	644
Total other comprehensive income/(loss), net of tax	(287)	1,012	76	1,395

Total comprehensive income/(loss)	$(7,021)	$(1,641)	$25,969	$(8,644)

Changes in accumulated other comprehensive income/(loss) by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2017	$(45,418)	$1,115	$(44,303)
Other comprehensive income/(loss), net of tax, before reclassifications	—	(959)	(959)
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive income/(loss)	1,035	—	1,035
Net current period other comprehensive income/(loss), net of tax	1,035	(959)	76
Balance at June 30, 2018	$(44,383)	$156	$(44,227)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(46,977)	$799	$(46,178)
Other comprehensive income/(loss), net of tax, before reclassifications	—	644	644
Amounts reclassified from accumulated other comprehensive income/(loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive income/(loss)	751	—	751
Net current period other comprehensive income/(loss), net of tax	751	644	1,395
Balance at June 30, 2017	$(46,226)	$1,443	$(44,783)

Reclassification amounts related to the defined pension plans are included in the computation of net periodic pension benefit cost (see Note H, Components of Net Periodic Pension Benefit Cost).

Note L — Litigation Contingencies

In the normal course of our business, we are obligated under some agreements to indemnify our clients as a result of claims that we infringe on the proprietary rights of third parties. The terms and duration of these commitments vary and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments is not reasonably estimable. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our consolidated financial statements.

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

Note M — Disposition

On February 28, 2018, we sold our 3Q Digital, Inc. subsidiary ("3Q Digital") to an entity owned by certain former owners of the 3Q Digital business. Consideration for the sale included $5.0 million in cash proceeds, subject to certain working capital adjustments, and up to $5.0 million in additional consideration if the 3Q Digital business is sold again (provided certain value thresholds are met). The $35.0 million contingent consideration obligation of the company that related to our acquisition of 3Q Digital in 2015 was assigned to the buyer, thereby relieving us of the obligation. In addition, the identified intangible assets with definite lives for client relationships and non-compete agreements were written-off as a component of the gain on sale.

The 3Q Digital business represented less than 10% of our total 2017 revenues. As a result of the sale, the company recognized a pre-tax gain of $31.0 million in the first quarter of 2018. The assets included net intangible assets and the liabilities (including contingent consideration).

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

A reconciliation of accrued balances of the contingent consideration using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Fair Value
Accrued contingent consideration liability as of December 31, 2017	$33,887
Accretion of interest	742
Disposition	(34,629)
Accrued contingent consideration liability as of June 30, 2018	$—

Note N — Certain Relationships and Related Party Transactions

Since 2016, we have conducted (and we continue to conduct) business with Wipro, LLC (“Wipro”), whereby Wipro provides us with a variety of technology-related services, including database and software development, database support and analytics, IT infrastructure support, leased facilities and digital campaign management. Additionally, we also provide Wipro with agency services.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock, for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

During the three and six months ended June 30, 2018, we recorded no revenue from services provided to Wipro. During the three and six months ended June 30, 2017, we recorded $15 thousand and $0.1 million of revenue for agency-related services we provided Wipro, respectively.

During the three months ended June 30, 2018 and 2017, we recorded $3.3 million and $2.5 million of expense, respectively, in technology-related services and leased facilities Wipro provided to us. During the six months ended June 30, 2018 and 2017, we recorded $6.1 million and $2.9 million of expense, respectively, in technology-related services Wipro provided to us.

During the three and six months ended June 30, 2018, we capitalized $0.4 million and $1.5 million of costs, respectively, for internally developed software services received from Wipro. These capitalized costs are included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheet as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, we had a trade payable due to Wipro of $2.9 million and $2.2 million, respectively. We had $15 thousand in trade receivables due from Wipro for services provided in 2017 but invoiced in 2018 as of June 30, 2018 and no trade receivables due from Wipro as of December 31, 2017.

As described in “Note F- Long-Term Debt", the Company’s Texas Capital Credit Facility is secured by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of our founders). Pursuant to the Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated January 9, 2018, between HHS Guarantee. LLC and the Company, HHS Guarantee, LLC has the right to appoint one representative director to the Board of Directors. Currently, David L. Copeland serves as the HHS Guarantee, LLC representative on the Board of Directors.

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in the 2017 10-K, Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2018 earnings release issued on August 8, 2018. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

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

The following MD&A of Financial Condition and Results of Operations gives retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. See Note A, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further information.

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

Results of Operations

Operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2018	2017	% Change	2018	2017	% Change
Revenues	$69,633	$94,722	(26.5)%	$150,829	$189,616	(20.5)%
Operating expenses	75,941	96,513	(21.3)%	162,173	197,748	(18.0)%
Operating loss	$(6,308)	$(1,791)	252.2%	$(11,344)	$(8,132)	39.5%

Operating margin	(9.1)%	(1.9)%		(7.5)%	(4.3)%

Income/(loss) before taxes	$(7,318)	$(4,852)	50.8%	$16,529	$(13,714)	(220.5)%

Diluted earnings/(loss) per common share from operations	$(1.10)	$(0.43)	155.8%	$3.62	$(1.62)	(323.5)%

Revenues

Second Quarter 2018 vs. Second Quarter 2017

Revenues declined $25.1 million, or 26.5%, in the second quarter of 2018 compared to the second quarter of 2017. These results reflect the impact of declines in all of our industry verticals. Revenues declined in our retail, B2B, financial services, consumer, healthcare and transportation verticals by $7.0 million, or 30.8%, $5.6 million, or 27.6%, $0.2 million, or 1.4%, $8.1 million, or 33.8%, $1.0 million, or 20.0%, and $3.1 million, or 40.0%, respectively. These declines were partially due to the sale of 3Q Digital at the end of February 2018 (caused an $8.8 million revenue reduction to the quarter-over-quarter results primarily impacting the B2B and Consumer verticals). Additionally, lost clients and lower volumes from existing clients caused the lower revenues.

First Half of 2018 vs. First Half of 2017

Revenues declined $38.8 million, or 20.5%, in the first half of 2018 compared to the first half of 2017. These results reflect the impact of declines in all of our industry verticals. Our retail, B2B, financial services, consumer, healthcare and transportation verticals declined $13.7 million, or 29.8%, $8.6 million, or 20.4%, $0.9 million, or 3.0%, $9.8 million, or 21.8%, $2.5 million, or 22.8%, and $3.2 million, or 20.2%, respectively. These declines were partially due to the sale of 3Q at the end of February 2018 (caused a $10.1 million revenue reduction to the six-month period-over-period results primarily impacting our B2B and Consumer verticals). Additionally, lost clients and lower volumes from existing clients caused the lower revenues.

Among other factors, our revenue performance will depend on general economic conditions in the markets we serve and how successful we are at maintaining and growing business with existing clients and acquiring new clients. We believe that, in the long-term, an increasing portion of overall marketing and advertising expenditures will be shifted from other advertising media to targeted media advertising resulting in a benefit to our business. Targeted media advertising results can be more effectively tracked, enabling measurement of the return on marketing investment.

Operating Expenses

Second Quarter 2018 vs. Second Quarter 2017

Operating expenses were $75.9 million in the second quarter of 2018, compared to $96.5 million in the second quarter of 2017. This decline was partially caused by the sale of 3Q Digital (caused a $7.6 million total operating expense reduction to quarter-over-quarter results). Labor costs declined $17.4 million, or 30.4%, compared to the second quarter of 2017, primarily due to lower payroll expense, our expense reduction efforts, lower severance expense and the sale of 3Q Digital (caused a $6.2 million expense reduction to the quarter-over-quarter results). Production and distribution expenses declined $0.2 million, compared to the second quarter of 2017 primarily due to the sale of 3Q Digital resulting in $0.6 million lower expense quarter-over-quarter, offset by an increase of $0.4 million in production and distribution expenses elsewhere in the business. Advertising, Selling and General expense declined $2.3 million, or 22.2%, compared to the second quarter of 2017, primarily due to a reduction in facilities expense, marketing/promotional expense, employee-related expenses and the sale of 3Q Digital (caused a $0.7 million reduction in the quarter-over-quarter comparison). Depreciation, software and intangible asset amortization expense declined $0.8 million, or 28.5%, compared to the second quarter of 2017, primarily due to the elimination of the intangible assets on the sale of 3Q Digital and reduced capital expenditures.

First Half of 2018 vs. First Half of 2017

Operating expenses were $162.2 million in the first half of 2018, compared to $197.7 million in the first half of 2017. This decline was partially caused by the sale of 3Q Digital (caused a $10.1 million total operating expense reduction to the six-month period-over-period results). Labor costs declined $27.1 million, or 23.0%, compared to the first half of 2017, primarily due to lower payroll expense as a result of our expense reduction efforts and the sale of 3Q Digital (caused a $7.8 million expense reduction to the six-month period-over-period results). Production and distribution expenses declined $2.9 million, or 5.4%, compared to the first half of 2017 primarily due to lower outsourced services, lower direct mail related supply chain expenses and the sale of 3Q Digital (caused a $0.9 million expense reduction to the six-month period-over-period results). Advertising, Selling and General expense declined $4.1 million, or 19.0%, compared to the first half of 2017, primarily due to a reduction in employee-related expenses and the sale of 3Q Digital (caused a $1.3 million expense reduction to the six-month period-over-period results). Depreciation, software and intangible asset amortization expense declined $1.6 million, or 27.7%, compared to the first half of 2017, primarily due to the elimination of the intangible assets on the sale of 3Q Digital and reduced capital expenditures.

Our largest cost components are labor, outsourced costs, and mail transportation expenses. Each of these costs is somewhat variable and tends to fluctuate with revenues and the demand for our services. Mail transportation rates have increased over the last few years due to demand and supply fluctuations within the transportation industry. Future changes in mail transportation expenses will continue to impact our total production costs and total operating expenses and may have an impact on future demand for our supply chain management services.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Operating Loss

Second Quarter of 2018 vs. Second Quarter of 2017

Operating loss was $6.3 million in the second quarter of 2018, compared to $1.8 million in the second quarter of 2017. The -$4.5 million increase in operating loss reflects the impact of lower revenues of $25.1 million, partially offset by a $20.6 million decline in operating expenses. The sale of 3Q Digital in late February 2018, resulted in an operating loss increase of $1.2 million, as compared to second quarter of 2017.

First Half of 2018 vs. First Half of 2017

Operating loss was $11.3 million in the first half of 2018, compared to $8.1 million in the first half of 2017. The $3.2 million increase in operating loss reflects the impact of lower revenues of $38.8 million, partially offset by a $35.6 million decline in operating expenses. The sale of 3Q Digital in late February 2018, resulted in an immaterial operating loss increase compared to the first half of 2017.

Interest Expense

Second Quarter 2018 vs. Second Quarter 2017

Interest expense, net, in the second quarter of 2018 declined $1.1 million compared to the second quarter of 2017. This decline was due to a lower overall debt balance and the elimination of interest accretion expense related to the 3Q Digital contingent consideration liability as of February 2018 (caused a $1.0 million expense reduction to the quarter-over-quarter results).

First Half of 2018 vs. First Half of 2017

Interest expense, net, in the first half of 2018 declined $1.1 million compared to the first half of 2017. This decline is due to a lower interest accretion expense in the first half of 2018 due to the elimination of the 3Q Digital contingent consideration liability in late February 2018 (caused a $1.3 million expense reduction to the six-month period-over-period results), partially offset by a $0.2 million increase in interest expense, net, in the first half of 2018, as compared to the first half of 2017.

Gain on sale

The gain on sale during 2018 is the result of the sale of 3Q Digital in late February 2018 whereby the sum of proceeds received plus net obligations eliminated resulted in a gain on sale of $31.0 million.

Other Income and Expense

Second Quarter 2018 vs. Second Quarter 2017

Other expense, net, declined $1.0 million in the second quarter of 2018, compared to the second quarter of 2017. This was primarily the result of the net impact of a foreign currency gain in 2018, versus a net foreign currency loss in 2017.

First Half of 2018 vs. First Half of 2017

Other expense, net, declined $1.4 million in the first half of 2018, compared to the first half of 2017. This was primarily the result of the impact of a net foreign currency gain in 2018, versus a net foreign currency loss in 2017.

Income Taxes

Second Quarter 2018 vs. Second Quarter 2017

The income tax benefit of $0.6 million in the second quarter of 2018 represents a decline in our income tax benefit of $1.6 million, as compared to the second quarter of 2017. Our effective tax rate was 8.0% for the second quarter of 2018 as compared to our effective tax rate of 45.3% for the second quarter of 2017. The effective income tax rate for the second quarter of 2018 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

First Half 2018 vs. First Half 2017

The income tax benefit of $9.4 million in the first half of 2018 represents an increase in our income tax benefit of $5.7 million, as compared to the first half of 2017. Our effective tax rate was (56.7)% for the first half of 2018 as compared to our effective tax rate of 26.8% for the first half of 2017. The effective income tax rate for the first half of 2018 differs from the federal statutory rate of 21.0%, primarily due to the capital loss generated from the sale of 3Q Digital which will be available for carryback.

We have historically, including for 2017, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three and six months ended June 30, 2018 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Diluted Earnings/(Loss) Per Share from Operations

Second Quarter 2018 vs. Second Quarter 2017

We recognized a net loss of $6.7 million and a diluted loss of $1.10 per share in the second quarter of 2018. These results compared to net loss of $2.7 million and a diluted loss of $0.43 per share in the second quarter of 2017.

First Half of 2018 vs. First Half of 2017

We recognized net income of $25.9 million and diluted earnings of $3.62 per share in the first half of 2018. These results compared to net loss of $10.0 million and a diluted loss of $1.62 per share in the first half 2017.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $20.2 million and $8.4 million at June 30, 2018 and December 31, 2017, respectively. Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2018 was $2.5 million, compared to net cash used in operating activities of $41.8 million for the six months ended June 30, 2017. The $44.3 million year-over-year increase was primarily the result of a change in accrued liabilities, which included the impact of a 2017 federal income tax payment due to the sale of our Trillium Software business in 2016 and the impact of an increase in accounts payable during 2018, as compared to a decrease in 2017.

Investing Activities

Net cash provided in investing activities was $1.8 million for the six months ended June 30, 2018, compared to the net cash used in investing activities of $3.0 million for the six months ended June 30, 2017. This change was due to the sale of 3Q Digital in late February 2018.

Financing Activities

Net cash provided from financing activities was $8.5 million for the six months ended June 30, 2018, compared to net cash provided of $11.3 million for the six months ended June 30, 2017. The $2.8 million decrease was primarily due to issuing Preferred Stock in 2018 and lower net borrowings under the Company’s credit facilities in 2018 compared to 2017.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of June 30, 2018 and 2017 were $3.3 million and $3.0 million, respectively.

Credit Facilities

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22 million and extended the maturity by one year to April 17, 2020. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.

At June 30, 2018, we had letters of credit in the amount of $2.8 million. No amounts were drawn against these letters of credit at June 30, 2018. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

Outlook

We consider such factors as total cash and cash equivalents, current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities, and financing activities when assessing our liquidity. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing, and financing requirements as they arise. We believe that there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for the 12 months following the issuance of the Condensed Consolidated Financial Statements.

Critical Accounting Policies

Critical accounting policies are defined as those that, in our judgment, are most important to the portrayal of our company’s financial condition and results of operations and which require complex or subjective judgments or estimates. Refer to the 2017 Form 10-K for a discussion of our critical accounting policies.

The following represent changes to our critical accounting policies as described in detail in our 2017 Form 10-K:

•
The adoption of ASC 606, Revenue from Contracts with Customers - the impact of this change in accounting policy is described in detail in Note C, Revenue from Contracts with Customers, in the Notes to Unaudited Condensed Consolidated Financial Statements; and

•	Goodwill and intangible assets is no longer included as a critical accounting policy as we no longer have these assets on our consolidated balance sheet

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

We did not have any long-term debt as of June 30, 2018. A hypothetical one percentage point change in average interest rates would not have a significant impact on our earnings for the three and six months ended June 30, 2018.

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

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income/(loss) in our Consolidated Statements of Comprehensive Income/(Loss). Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income/(Loss). Transactions such as these amounted to $0.6 million in pre-tax currency transaction gains in the first half of 2018. At this time, we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Our management, including our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2018. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that the company's disclosure controls and procedures were not effective as of June 30, 2018 due to the material weaknesses in internal control over financial reporting as described in Item 9A of the 2017 10-K.

Material Weakness in Internal Control over Financial Reporting

We identified material weaknesses in the following areas (i) the effectiveness of the control environment, risk assessment, information and communication, and monitoring, (ii) the effectiveness of internal controls over revenue recognition.

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

Changes in Internal Control over Financial Reporting

As discussed in Item 9A of our 2017 10-K, we have undertaken actions to redesign processes and controls to address all of the material weaknesses. We have engaged specialists to assist us with reviewing, documenting, and (as needed) supplementing our controls, with a goal of providing controls that not only better address both the accuracy and precision of management’s review, but also enhance our ability to manage our business as it has evolved. We expect to make further changes as our specialists deliver recommendations from their reviews. As we implement these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.

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

Although we intend to resolve all of the material control deficiencies discussed in Item 9A of our 2017 10-K, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective as a result of these efforts by any particular date. Our remediation plan will last through 2018 due to the number of controls involved, the need for new risk assessments and control design implementation, and ultimately testing of such controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the second quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
April 1-30, 2018	3,464	$9.60	—	$11,437,538
May 1-31, 2018	—	$—	—	$11,437,538
June 1-30, 2018	3,228	$11.23	—	$11,437,538
Total	6,692	$10.39	—
(1)  Represents shares withheld to offset withholding taxes upon the vesting of unvested shares.

(2) The Board of Directors does not anticipate purchasing any shares of our Common Stock through our stock repurchase program that was publicly announced in August 2014 for the foreseeable future. Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. Through June 30, 2018, we had repurchased a total of 6.8 million shares at an average price of $18.10 per share under all current and previous repurchase programs.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

*10.1	Co-Marketing Agreement dated as of January 23, 2018 by and between Harte Hanks, Inc. and Wipro, LLC.**.

10.2
Cooperation Agreement dated as of May 17, 2018, by and between Harte Hanks, Inc. Houston H. Harte, Sarah Harte, Carolyn Harte, Larry D. Franklin and the Franklin Family Foundation (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 17, 2018).

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

*Filed or furnished herewith, as applicable.

**Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE HANKS, INC.

August 9, 2018	/s/ Karen A. Puckett
Date	Karen A. Puckett
President and Chief Executive Officer

August 9, 2018	/s/ Jon C. Biro
Date	Jon C. Biro
Executive Vice President and Chief Financial Officer

August 9, 2018	/s/ Carlos M. Alvarado
Date	Carlos M. Alvarado
Vice President, Finance and
Corporate Controller