Form 10-Q
period 2018-09-30
HARTE HANKS INC
filed 2018-11-08
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

None
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes☐  No ☒

The number of shares outstanding of each of the issuer's classes of common stock as of October 15, 2018 was 6,254,023 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended September 30, 2018

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

In thousands, except per share and share amounts	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$10,378	$8,397
Accounts receivable (less allowance for doubtful accounts of $ 554 at September 30, 2018 and $697 at December 31, 2017)	51,201	81,397
Contract assets	2,848	—
Inventory	527	587
Prepaid expenses	4,870	5,039
Prepaid taxes and income tax receivable	14,144	3,886
Other current assets	3,167	3,900
Total current assets	87,135	103,206
Property, plant and equipment (less accumulated depreciation of $135,596 at September 30, 2018 and $136,753 at December 31, 2017)	13,634	21,787
Other intangible assets (less accumulated amortization of $2,184 at December 31, 2017)	—	2,589
Other assets	5,320	3,230
Total assets	$106,089	$130,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,200	$36,130
Accrued payroll and related expenses	7,078	10,601
Deferred revenue and customer advances	6,446	5,342
Customer postage and program deposits	4,701	11,443
Other current liabilities	3,460	3,732
Total current liabilities	52,885	67,248
Pensions	58,555	59,338
Contingent consideration	—	33,887
Deferred tax liabilities, net	431	773
Other long-term liabilities	2,951	4,201
Total liabilities	114,822	165,447

Preferred stock, $1 par value, 1,000,000 shares authorized; 9,926 designated as Series A Convertible Preferred Stock; 9,926 shares of Series A Convertible Preferred Stock authorized, issued and outstanding at September 30, 2018	9,723	—

Stockholders’ (deficit) equity
Common stock, $1 par value, 25,000,000 shares authorized 12,115,055 shares issued at September 30, 2018 and 12,074,661 shares issued at December 31, 2017	12,115	12,075
Additional paid-in capital	455,008	457,186
Retained earnings	811,063	794,583
Less treasury stock, 5,861,032 shares at cost at September 30, 2018 and 5,864,641 shares at cost at December 31, 2017	(1,252,681)	(1,254,176)
Accumulated other comprehensive loss	(43,961)	(44,303)
Total stockholders’ (deficit) equity	(18,456)	(34,635)
Total liabilities, preferred stock and stockholders’ equity	$106,089	$130,812
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,
In thousands, except per share amounts	2018	2017
Operating revenues	$63,588	$94,424
Operating expenses
Labor	35,619	55,047
Production and distribution	23,016	26,726
Advertising, selling, general and administrative	9,658	9,145
Impairment of assets	3,822	—
Depreciation, software and intangible asset amortization	1,826	2,556
Total operating expenses	73,941	93,474
Operating income (loss)	(10,353)	950
Other expenses
Interest expense, net	177	1,285
Other, net	891	1,763
Total other expenses	1,068	3,048
Loss before income taxes	(11,421)	(2,098)
Income tax expense (benefit)	(1,437)	382
Net loss	$(9,984)	$(2,480)
Less: Preferred stock dividends	125	—
Loss attributable to common stockholders	$(10,109)	$(2,480)

Loss per common share
Basic	$(1.62)	$(0.40)
Diluted	$(1.62)	$(0.40)

Weighted average shares used to compute earnings (loss) per share attributable to common shares
Basic	6,250	6,201
Diluted	6,250	6,201

Comprehensive loss:
Net loss	$(9,984)	$(2,480)

Adjustment to pension liability	517	413
Foreign currency translation adjustment	(248)	33
Total other comprehensive income, net of tax	269	446

Comprehensive loss	$(9,715)	$(2,034)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Nine Months Ended September 30,
In thousands, except per share amounts	2018		2017
Operating revenues	$214,417		$284,040
Operating expenses
Labor	125,999		172,500
Production and distribution	73,523		80,125
Advertising, selling, general and administrative	26,891		30,431
Impairment of assets	3,822		—
Depreciation, software and intangible asset amortization	5,879		8,166
Total operating expenses	236,114		291,222
Operating loss	(21,697)		(7,182)
Other (income) and expenses
Interest expense, net	1,289		3,543
Gain on sale	(30,954)		—
Other, net	2,859		5,087
Total other (income) and expenses	(26,806)		8,630
Income (loss) before income taxes	5,109		(15,812)
Income tax Benefit	(10,800)		(3,293)
Net income (loss)	$15,909		$(12,519)
Less: Earnings attributable to participating securities	1,957		—
Less: Preferred stock dividends	332		—
Income (loss) attributable to common stockholders	$13,620		$(12,519)

Earnings (loss) per common share
Basic	$2.19		$(2.02)
Diluted	$2.18		$(2.02)

Weighted-average shares used to compute earnings (loss) per share attributable to common shares
Basic	6,230	619	6,187
Diluted	6,251		6,187

Comprehensive Income/(Loss)
Net Income (loss)	$15,909		$(12,519)

Adjustment to pension liability	1,549		1,164
Foreign currency translation adjustment	(1,207)		677
Total other comprehensive income, net of tax	342		1,841

Comprehensive Income/(Loss)	$16,251		$(10,678)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In thousands	2018	2017
Cash flows from operating activities
Net income (loss)	$15,909	$(12,519)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and software amortization	5,767	7,622
Impairment of assets	3,822	—
Intangible asset amortization	113	544
Stock-based compensation	(706)	1,818
Net pension cost	1,284	827
Interest accretion on contingent consideration	742	3,122
Deferred income taxes	(978)	(1,917)
Gain on sale	(32,760)	—
(Gain) loss on disposal of assets	(238)	135
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net and contract assets	10,021	(1,874)
Decrease (increase) in inventory	60	42
Decrease (increase) in prepaid expenses, income tax receivable and other assets	(10,632)	(4,864)
Increase (decrease) in accounts payable	9,693	(3,840)
Increase (decrease) in other accrued expenses and liabilities	(9,110)	(31,062)
Net cash used in operating activities	(7,013)	(41,966)

Cash flows from investing activities	0
Dispositions, net of cash transferred	3,929	—
Purchases of property, plant and equipment	(2,834)	(4,112)
Proceeds from sale of property, plant and equipment	225	18
Net cash provided by/(used in) investing activities	1,320	(4,094)

Cash flows from financing activities
Borrowings	9,000	27,000
Repayment of borrowings	(9,000)	(15,211)
Debt financing costs	(425)	(515)
Issuance of preferred stock, net of transaction fees	9,723	—
Issuance of common stock	(105)	(110)
Issuance of treasury stock	65	—
Payment of capital leases	(377)	(383)
Net cash provided by financing activities	8,881	10,781

Effect of exchange rate changes on cash and cash equivalents	(1,207)	677
Net increase (decrease) in cash and cash equivalents	1,981	(34,602)
Cash and cash equivalents at beginning of period	8,397	46,005
Cash and cash equivalents at end of period	$10,378	$11,403

Supplemental disclosures
Cash paid for interest	$113	$172
Cash received (paid) for income taxes	$41	$(34,723)
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$36	$1,174
New capital lease obligations	$372	$58
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Equity
(Unaudited)

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity/ (Deficit)
Balance at December 31, 2016	$—	$12,044	$458,638	$837,316	$(1,259,164)	$(46,178)	$2,656
Cumulative effect of accounting change	—	—	709	(873)	—	—	(164)
Stock Option activities	—	31	(31)		(110)	—	(110)
Stock-based compensation	—	—	1,760	—	—	—	1,760
Treasury stock issued	—	—	(4,245)	—	4,385	—	140
Net (loss)	—	—	—	(12,519)	—	—	(12,519)
Other comprehensive income	—	—	—	—	—	1,841	1,841
Balance at September 30, 2017	$—	$12,075	$456,831	$823,924	$(1,254,889)	$(44,337)	$(6,396)

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity/ (Deficit)
Balance at December 31, 2017	$—	$12,075	$457,186	$794,583	$(1,254,176)	$(44,303)	$(34,635)
Cumulative effect of accounting change	—	—	—	571	—	—	571
Preferred stock issued	9,723	—	—	—	—	—	—
Stock Option activities	—	78	(149)	—	(34)	—	(105)
Payout of Reverse Stock Split shares eliminated due to rounding		(38)	38	—	—	—	—
Stock-based compensation	—	—	(603)	—	—	—	(603)
Treasury stock issued	—	—	(1,464)	—	1,529	—	65
Net income	—	—	—	15,909	—	—	15,909
Other comprehensive income	—	—	—	—	—	342	342
Balance at September 30, 2018	$9,723	$12,115	$455,008	$811,063	$(1,252,681)	$(43,961)	$(18,456)

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

Interim Financial Information

The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The information included in this Quartery Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 10-K").

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

Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive Income (Loss)

The “Labor” line in the Condensed Consolidated Statements of Comprehensive Income(Loss) includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization.

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

Along with customary protective provisions, Wipro, LLC has designated an observer to the Board of Directors. We are using the proceeds for general corporate purposes including for working capital purposes.

See Note E, Convertible Preferred Stock, for further information.

Related Party Transactions

Since 2016, Wipro, LLC has provided a variety of technology-related service to the Company, including database and software development, database support and analytics, IT infrastructure support, and digital campaign management. Transactions with Wipro, LLC have been classified and disclosed in the 2017 10-K and in this Quarterly Report on Form 10-Q as related party transactions in accordance with ASC 850, Related Party Disclosures, and in accordance with the SEC's Regulation S-X Rule 4-08(k), as applicable. See Note O, Certain Relationships and Related Party Transactions, for further information.

Note B - Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-14 on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendment ASU 2018-11, which requires all operating leases to be recorded on the balance sheet. The lessee will record a liability for its lease obligations (initially measured at the present value of the future lease payments not yet paid over the lease term, and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement). This ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This change is required to be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. In July 2018, the FASB approved an optional transition method to initially account for the impact of the adoption with a cumulative-effect adjustment to the January 1, 2019, rather than the January 1, 2017, financial statements. This will eliminate the need to restate amounts presented prior to January 1, 2019. We will adopt the standard effective January 1, 2019, and we expect to elect this optional transition method, as well as certain practical expedients permitted under the transition guidance within the standard. We have selected a lease accounting system, and will start the system implementation during the fourth quarter of 2018. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

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

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At September 30, 2018 and January 1, 2018, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by vertical market and key revenue stream. The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2018 by our key vertical markets:

In thousands	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
B2B	$14,069	$47,673
Consumer Brands	12,642	47,893
Financial Services	13,185	42,185
Healthcare	4,382	12,800
Retail	14,933	46,884
Transportation	4,377	16,982
Total Revenues	$63,588	$214,417

The nature of the services offered by each key revenue stream are different. The following tables summarize revenue from contracts with customers for the three and nine months ended September 30, 2018 by our four major revenue streams and the pattern of revenue recognition:

	For the three months ended Sep 30, 2018
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$6,784	$283	$7,067
Database Marketing Solutions	7,634	683	8,317
Direct Mail, Logistics, and Fulfillment	30,289	1,574	31,863
Contact Centers	16,341	—	16,341
Total Revenues	$61,048	$2,540	$63,588

	For the Nine Months Ended September 30, 2018
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$28,798	$873	$29,671
Database Marketing Solutions	24,287	2,503	26,790
Direct Mail, Logistics, and Fulfillment	92,962	6,114	99,076
Contact Centers	58,880	—	58,880
Total Revenues	$204,927	$9,490	$214,417

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

Contact Centers

We operate tele-service workstations in the U.S., Asia, and Europe to provide advanced contact center solutions such as: speech, voice and video chat, integrated voice response, analytics, social cloud monitoring, and web self-service.

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four and five years for database solutions contracts and six months to one year for contact center contracts). The upfront non-refundable fees collected from customers were immaterial as of September 30, 2018.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. After considering the above exemptions, the transaction prices allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2018 totaled $0.9 million, which is expected to be recognized over the following 3 years as follows: $0.2 million for the remaining 3 months of 2018, $0.6 million in 2019 and $0.1 million in 2020.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer's final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of January 1, 2018 and September 30, 2018:

In thousands	September 30, 2018	January 1, 2018
Contract assets	$2,848	$7,120
Deferred revenue and customer advances	6,446	5,906
Deferred revenue, included in other long-term liabilities	399	341

Revenue recognized during the nine months ended September 30, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $3.1 million. We recognized no revenues during the nine months ended September 30, 2018 from performance obligations satisfied or partially satisfied in previous periods. During the nine months ended September 30, 2018, we reclassified $7.1 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The remaining unamortized contract costs were $1.3 million as of September 30, 2018. For the periods presented, no impairment was recognized.

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

Impact of New Revenue Guidance on Financial Statement Line Items

We identified the financial statement line items impacted by ASC 606 as compared to the pro-forma amounts had the legacy GAAP been in effect, as of and for the three and nine months ended September 30, 2018, and these are summarized as follows:

Balance Sheet Financial Statement Line Items
The impact of adopting ASC 606 had the following impact on the Condensed Consolidated Balance Sheet as of September 30, 2018: an increase of $3.1 million and $1.7 million to reported total assets and reported retained earnings, respectively, and an increase in total reported liabilities of $1.4 million as compared to the pro-forma balance sheet which assumes legacy GAAP remained in effect as of September 30, 2018. The reported total assets increase was largely due to capitalized costs to obtain and fulfill contracts and contract assets recognized for performance obligations in our Database Marketing Solutions and Logistics businesses, of which revenues are recognized over time. The reported total liabilities increase was largely due to deferred revenue recognized for upfront non-refundable fee and accrued expenses associated with performance obligations in our Database Marketing Solutions and Logistics businesses.

Income Statement Financial Statement Line Items (three and nine months ended September 30, 2018)
The impact of adopting ASC 606 did not have a significant impact on our Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2018.

The adoption of ASC 606 had no significant impact on our cash flows from operations for the nine months ended September 30, 2018. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net income and various changes in working capital balances.

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

Note E - Convertible Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 1.0 million shares of preferred stock (“Preferred Stock”). On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro, LLC (as further described in Note A above under the heading "Securities Purchase Agreement") at an issue price of $1,000 per share, for gross proceeds of $9.9 million pursuant to a Certificate of Designation filed with the State of Delaware on January 29, 2018. We incurred $0.2 million of transactions fees in connection with the issuance of the Preferred Stock which are netted against the gross proceeds of $9.9 million on our Condensed Consolidated Financial Statements.

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

Dividends

Upon liquidation, dissolution or winding down of the company, or a Fundamental Transaction, shares of Series A Preferred Stock which have not been otherwise converted to Common Stock, shall be entitled to receive dividends that accrue at a rate of (i) 5% each year, or (ii) the rate that cash dividends were paid in respect of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designation), but only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to Common Stock. As of September 30, 2018, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $0.3 million, or $33.42 per share of Series A Preferred Stock.

Conversion

At the option of the holders of Series A Preferred Stock, shares of Series A Preferred Stock may be converted into Common Stock at a rate of 100.90817 shares of Common Stock for one share of Series A Preferred Stock, subject to certain future adjustments.

Voting and Other Rights

The Series A Preferred Stock does not have voting rights, except as otherwise required by law. Other rights afforded the holders of Series A Preferred Stock, under defined circumstances, include the election and removal of one member of the Board of Directors as a separate voting class, the ability to approve certain actions of the Company prior to execution, and preemptive rights to participate in any future issuances of new securities. In addition, under certain circumstances, the holder of the Series A Preferred Stock is entitled to appoint an observer to our Board of Directors. The holder of the Series A Preferred Stock has elected to exercise its observer appointment rights.

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of September 30, 2018.

Note F — Long-Term Debt

As of September 30, 2018 and December 31, 2017, we did not have any debt outstanding.

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

The Texas Capital Credit Facility originally had an expiration date of April 17, 2019, at which point all outstanding amounts will be due. We can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused credit balances accrue interest at 0.50%. We are required to pay a quarterly fee of $0.1 million as consideration for the collateral balances provided by HHS Guaranty, LLC.

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

At September 30, 2018, we had letters of credit open in the amount of $2.8 million and no other borrowings outstanding under the facility. As of September 30, 2018, we had the ability to borrow $19.2 million under the Texas Capital Credit Facility. No amounts were drawn against these letters of credit at September 30, 2018. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income (loss). We recognized $(2.0) million and $0.8 million of stock-based compensation expense during the three months ended September 30, 2018 and 2017, respectively. We recognized $(0.7) million and $1.8 million of stock-based compensation expense during the nine months ended September 30, 2018 and 2017, respectively. The stock-based compensation expense for 2018 was a credit due to forfeitures resulting from company officers' departures.

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017
Interest cost	$1,685	$1,837	$5,055	$5,511
Expected return on plan assets	(1,524)	(1,832)	(4,571)	(5,496)
Recognized actuarial loss	689	688	2,066	2,065
Net periodic benefit cost	$850	$693	$2,550	$2,080

We are not required to make, and do not intend to make, any contributions to our Qualified Pension Plan in 2018. Based on current estimates, we will not be required to make any contributions to our Qualified Pension Plan until the 2019 plan year.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million and $1.3 million in the three and nine months ended September 30, 2018, respectively.

Note I - Income Taxes

Our three months ended September 30, 2018 income tax benefit of $1.4 million resulted in an effective income tax rate of 12.6%. Our nine months ended September 30, 2018 income tax benefit of $10.8 million resulted in a negative effective income tax rate of 211.4%. The effective income tax rate for the three months ended September 30, 2018 differs from the federal statutory rate of 21.0%, primarily due to 1) valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized, and 2) our return-to-provision true up, which resulted in reversal of deferred tax balances and change in valuation allowance at the 2017 federal statutory rate of 35%, creating additional ordinary loss for carryback. The effective income tax benefit for the nine months ended September 30, 2018 differs from the federal statutory rate of 21.0%, primarily due to the capital loss generated from the sale of 3Q Digital which will be available for carryback. We have historically, including for 2017, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the three and nine months ended September 30, 2018 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate.

Our three months ended September 30, 2017 income tax expense of $0.4 million resulted in a negative effective income tax rate of 18.2%. Our nine months ended September 30, 2017 income tax benefit of $3.3 million resulted in an effective income tax rate of 20.8%. The effective income tax rate for the three and nine months ended September 30, 2017 differs from the federal statutory rate of 35.0%, primarily due to the nondeductible interest associated with the 3Q Digital contingent consideration and foreign tax credit limitations on dividends paid from foreign subsidiaries. As noted above, we calculated the provision for income taxes for the three and nine months ended September 30, 2017 by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period.

The U.S. Tax Cuts and Jobs Act (the "Tax Reform Act”) was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Reform Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017 in accordance with the SEC Staff Accounting Bulletin (“SAB”) 118. We did not record any adjustments to our provisional amounts in the first, second, or third quarter of 2018. The provisional amounts are subject to revisions as we continue to complete our analysis of the Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service ("IRS"), the Financial Accounting Standards Board ("FASB"), and other standard-setting and regulatory bodies. Any such revisions will be treated in accordance with the one-year measurement period guidance outlined in SAB 118.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2013. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2015.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at September 30, 2018 or December 31, 2017.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2018	2017
Net loss	$(9,984)	$(2,480)
Less: Preferred stock dividends	125	—
Loss attributable to common stockholders	$(10,109)	$(2,480)

Basic loss per Common Share
Weighted-average common shares outstanding	6,250	6,201
Basic loss per common share	$(1.62)	$(0.40)

Diluted Earnings (loss) per Common Share
Weighted-average shares used to compute earnings/(loss) per share attributable to common shares	6,250	6,201
Diluted loss per common share	$(1.62)	$(0.40)

Computation of Shares Used in Diluted Earnings (loss) Per Common Share
Weighted-average common shares outstanding	6,250	6,201
Shares used in diluted earnings (loss) per common share computations	6,250	6,201

0.2 million and 0.3 million shares of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2018 and 2017, respectively. 0.1 million and 0.2 million of anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2018 and 2017, respectively. 1.0 million shares of anti-dilutive preferred stock (as if converted) have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended September 30, 2018.

	Nine Months Ended September 30,
In thousands, except per share amounts	2018	2017
Numerator:
Net income (loss)	$15,909	$(12,519)
Less: Preferred stock dividend	332	—
Less: Earnings attributable to participating securities	1,957	—
Numerator for basic EPS: income/(loss) attributable to common stockholders	$13,620	$(12,519)

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	1,957	—
Numerator for diluted EPS	$15,577	$(12,519)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,230	6,187

Effect of dilutive securities:
Unvested shares	21	—
Diluted EPS denominator	6,251	6,187

Basic earnings (loss) per common share	$2.19	$(2.02)
Diluted earnings (loss) per common share	$2.18	$(2.02)

0.3 million and 0.3 million shares of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2018 and 2017, respectively. 0.1 million and 0.1 million of anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the nine months ended September 30, 2018 and 2017, respectively.

Note K — Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017
Net Income (loss)	$(9,984)	$(2,480)	$15,909	$(12,519)

Other comprehensive income (loss):
Adjustment to pension liability	689	688	2,065	1,940
Tax expense	(172)	(275)	(516)	(776)
Adjustment to pension liability, net of tax	517	413	1,549	1,164
Foreign currency translation adjustment, net of tax	(248)	33	(1,207)	677
Total other comprehensive income, net of tax	269	446	342	1,841

Total comprehensive Income (loss)	$(9,715)	$(2,034)	$16,251	$(10,678)

Changes in accumulated other comprehensive income (loss) by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2017	$(45,418)	$1,115	$(44,303)
Other comprehensive income (loss), net of tax, before reclassifications	—	(1,207)	(1,207)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive income (loss)	1,549	—	1,549
Net current period other comprehensive income (loss), net of tax	1,549	(1,207)	342
Balance at September 30, 2018	$(43,869)	$(92)	$(43,961)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(46,977)	$799	$(46,178)
Other comprehensive income (loss), net of tax, before reclassifications	—	677	677
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive income (loss)	1,164	—	1,164
Net current period other comprehensive income (loss), net of tax	1,164	677	1,841
Balance at September 30, 2017	$(45,813)	$1,476	$(44,337)

Reclassification amounts related to the defined pension plans are included in the computation of net periodic pension benefit cost (see Note H, Components of Net Periodic Pension Benefit Cost).

Note L — Litigation and Contingencies

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

The 3Q Digital business represented less than 10% of our total 2017 revenues. As a result of the sale, the company recognized a pre-tax gain of $31.0 million in the first quarter of 2018. The assets of 3Q Digital included net intangible assets and the liabilities (including contingent consideration) were removed from our balance sheet as a result of the disposition.

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

A reconciliation of accrued balances of the contingent consideration using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Fair Value
Accrued contingent consideration liability as of December 31, 2017	$33,887
Accretion of interest	742
Disposition	(34,629)
Accrued contingent consideration liability as of September 30, 2018	$—

Note N - Impairment of Long-Lived Assets

During the third quarter of 2018, we recorded asset impairment charges relating to an internally developed data management platform within our Database Marketing Solutions product line. In the third quarter of fiscal 2018, we experienced declining sales and lower customer demand that was supported by this data management platform, which led us to reassess previous estimates for expected growth in volumes, prices and margins. As a result, the corresponding forecasted cash flows were lowered reflecting further demand decline. Due to these revised forecasts, we performed the quantitative impairment test and determined that the estimated undiscounted cash flows of the data management platform were not sufficient to recover its carrying value, resulting in a long-term asset impairment charge of $3.8 million.

Note O — Certain Relationships and Related Party Transactions

Since 2016, we have conducted (and we continue to conduct) business with Wipro, LLC (“Wipro”), whereby Wipro provides us with a variety of technology-related services, including database and software development, database support and analytics, IT infrastructure support, leased facilities and digital campaign management. Additionally, we also provide Wipro with agency services and consulting services.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro's option into 1,001,614 shares of our Common Stock), for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

During the three and nine months ended September 30, 2018, we recorded an immaterial amount of revenue for services we provided to Wipro.

During the three months ended September 30, 2018 and 2017, we recorded $3.2 million and $1.0 million of expense, respectively, in technology-related services and lease expense for a facility Wipro provided to us. During the nine months ended September 30, 2018 and 2017, we recorded $9.3 million and $3.9 million of expense, respectively, in technology-related services and lease expense for a facility Wipro provided to us.

During the three and nine months ended September 30, 2018, we capitalized $0.1 million and $1.6 million of costs ($1.0 million of which was included in the asset impairment charge for the quarter ended September 30, 2018), respectively, for internally developed software services received from Wipro. These remaining capitalized costs are included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheet as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, we had a trade payable due to Wipro of $2.6 million and $2.2 million, respectively. As of September 30, 2018, we had an immaterial amount in trade receivables due from Wipro for services provided in 2017 but invoiced in 2018 and no trade receivables due from Wipro as of December 31, 2017.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "1933 Act") and Section 21E of the 1934 Act. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition, disposition, and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, (9) the impact of recent tax reform legislation on our results of operations, and (10) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in the 2017 10-K, Quarterly Report on Form 10-Q for the quarters ended June 30, 2018 and March 31, 2018 and in the “Cautionary Note Regarding Forward-Looking Statements” in our third quarter 2018 earnings release issued on November 7, 2018. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, Inc. This section is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the Condensed Consolidated Financial Statements as well as our 2017 Form 10-K. Our 2017 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. The following MD&A of Financial Condition and Results of Operations gives retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. See Note A, Basis of Presentation, in the Notes to Consolidated Financial Statements for further information.

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

Our services offer a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers. We offer a full complement of capabilities and resources to provide a broad range of marketing services, from direct mail to social media, including:

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

Recent Developments

CEO Transaction

On August 28, 2018, we announced that Karen Puckett stepped down as our President and Chief Executive Officer, as well as resigned from her membership on the Company’s Board of Directors, effective immediately. In order to ensure continuity and strategic direction going forward, the Company has created a temporary office of the CEO (the “Office of the CEO”) to serve as a leadership group and share the duties of the CEO until a new leader is appointed. Those appointed to the Office of the CEO include Company executives Jon Biro, Chief Financial Officer and Executive Vice President, who will also serve as the Company's principal executive officer during this transition period, and Andrew Harrison, Executive Vice President of Contact Centers & CHRO, as well as Board members Jack Griffin and Martin Reidy.

Restructuring Activities

On September 21, 2018, our Board of Directors approved a reduction in our workforce for certain employees performing overhead functions. We made significant progress in the reduction in headcount in the third quarter ended September 30, 2018. The workforce reductions resulted in a restructuring charge of approximately $0.3 million for employee severance and related costs and we anticipate that this action will result in annualized cost savings of approximately $3.0 million. In addition, we expect to reduce certain other non-labor discretionary expenses, by the beginning of 2019, which will reduce expenses by approximately $2.0 million per year.

Results of Operations

Operating results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2018	2017	% Change	2018	2017	% Change
Revenues	$63,588	$94,424	(32.7)%	$214,417	$284,040	(24.5)%
Operating expenses	73,941	93,474	(20.9)%	236,114	291,222	(18.9)%
Operating Income (loss)	$(10,353)	$950	(1,189.8)%	$(21,697)	$(7,182)	202.1%

Operating margin	(16.3)%	1.0%		(10.1)%	(2.5)%

Income (Loss) before taxes	$(11,421)	$(2,098)	444.4%	$5,109	$(15,812)	(132.3)%

Diluted loss per common share from operations	$(1.62)	$(0.40)	305.0%	$2.18	$(2.02)	(207.9)%

Revenues

Three months ended September 30, 2018 vs. Three months ended September 30, 2017

Revenues declined $30.8 million, or 32.7%, in the third quarter of 2018 compared to the third quarter of 2017. These results reflect the impact of declines in all of our industry verticals. Revenues declined in our retail, B2B, financial services, consumer, healthcare and transportation verticals by $9.5 million, or 38.8%, $5.2 million, or 26.9%, $2.1 million, or 13.5%, $9.4 million, or 42.7%, $0.8 million, or 15.4%, and $3.9 million, or 47.0%, respectively. These declines were partially due to the sale of 3Q Digital at the end of February 2018, which led to $9.4 million of the revenue reduction quarter-over-quarter and primarily impacted the B2B and Consumer verticals. Additionally, lost clients and lower volumes from existing clients caused the lower revenues.

Nine months ended September 30, 2018 vs. Nine months ended September 30, 2017

Revenues declined $69.6 million, or 24.5%, in the first nine months of 2018 compared to the first nine months of 2017. These results reflect the impact of declines in all of our industry verticals. Our retail, B2B, financial services, consumer, healthcare and transportation verticals declined $23.5 million, or 33.4%, $13.7 million, or 22.3%, $2.9 million, or 6.4%, $19.1 million, or 28.5%, $3.4 million, or 21.1%, and $7.1 million, or 29.5%, respectively. These declines were partially due to the sale of 3Q at the end of February 2018, which led to $19.5 million of the revenue reduction period-over-period and primarily impacted our B2B and Consumer verticals. Additionally, lost clients and lower volumes from existing clients caused the lower revenues.

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

Operating Expenses

Three months ended September 30, 2018 vs. Three months ended September 30, 2017

Operating expenses were $73.9 million in the third quarter of 2018, compared to $93.5 million in the third quarter of 2017. This decline was partially caused by the sale of 3Q Digital ($8.0 million total operating expense reduction quarter-over-quarter). Labor costs declined $19.4 million, or 35.3%, compared to the third quarter of 2017, primarily due to lower payroll expense, our expense reduction efforts, and the sale of 3Q Digital ($6.5 million expense reduction ) which was partially offset by higher severance expense. Production and distribution expenses declined $3.7 million, compared to the third quarter of 2017 primarily due to $2.6 million lower transportation expense for Mail & Logistics associated with lower revenue and the sale of 3Q Digital resulting in $0.6 million lower expense compared to the prior year quarter. Advertising, Selling and General expense increased $0.5 million, or 5.6%, compared to the third quarter of 2017, primarily due to $1.4 million higher professional service which was partially offset by the sale of 3Q Digital ($0.9 million reduction). Impairment of assets was $3.8 million in the third quarter of 2018, compared to zero in the third quarter of 2017. Depreciation, software and intangible asset amortization expense declined $0.7 million, or 28.5%, compared to the prior year quarter, primarily due to lower capital expenditure and the elimination of the intangible assets upon the sale of 3Q Digital.

Nine months ended September 30, 2018 vs. Nine months ended September 30, 2017

Operating expenses were $236.1 million in the first nine months of 2018, compared to $291.2 million in 2017. This decline was partially caused by the sale of 3Q Digital ($18.1 million total operating expense reduction). Labor costs declined $46.5 million, or 27.0%, compared to the first nine months of 2017, primarily due to lower payroll expense as a result of our expense reduction efforts and the sale of 3Q Digital ($14.3 million expense reduction). Production and distribution expenses declined $6.6 million, or 8.2%, compared to the first nine months of 2017 primarily due to lower transportation expenses and the sale of 3Q Digital ($1.5 million expense reduction compared to the prior year period).  Advertising, Selling and General expense declined $3.5 million, or 11.6%, compared to the first nine months of 2017, primarily due to a reduction in employee-related expenses and the sale of 3Q Digital ($2.2 million expense reduction). Impairment of assets was $3.8 million in the nine months ended September 30, 2018, compared to zero in the nine months ended September 30, 2017. Depreciation, software and intangible asset amortization expense declined $2.3 million, or 28.0%, compared to the prior year period, primarily due to the lower capital expenditure and the elimination of the intangible assets upon the sale of 3Q Digital.

The largest components of our operating expenses are labor, outsourced costs, and mail transportation expenses. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Mail transportation rates have increased over the last few years due to demand and supply fluctuations within the transportation industry. Future changes in mail transportation expenses will continue to impact our total production costs and total operating expenses and may have an impact on future demand for our supply chain management services.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Operating Loss

Three months ended September 30, 2018 vs. Three months ended September 30, 2017

Operating loss was $10.4 million in the third quarter of 2018, compared to $1 million operating income in the third quarter of 2017. The $11.3 million decline reflected the impact of lower revenues of $30.8 million, partially offset by a $19.5 million decline in operating expenses. The sale of 3Q Digital in late February 2018 reduced operating income by $1.4 million, as compared to nine months ended September 30, 2017. The impairment of assets in September 2018 also reduced operating income by $3.8 million. We did not record any impairment charges in the three months ended September 30, 2017.

Nine months ended September 30, 2018 vs. Nine months ended September 30, 2017

Operating loss was $21.7 million in the nine months ended September 2018, compared to $7.2 million in the nine months ended September 30, 2017. The $14.5 million increase in operating loss reflects the impact of lower revenues of $69.6 million, partially offset by a $55.1 million decline in operating expenses. The sale of 3Q Digital in late February 2018 resulted in an immaterial operating loss increase compared to the nine months of 2017. The impairment of assets in September 2018 also reduced operating income by $3.8 million. We did not record any impairment charges in the nine months ended September 30, 2017.

Interest Expense

Three months ended September 30, 2018 vs. Three months ended September 30, 2017

Interest expense, net, in the third quarter of 2018 declined $1.1 million compared to the third quarter of 2017. This decline was due to a lower overall debt balance and the elimination of interest accretion expense related to the 3Q Digital contingent consideration liability as of February 2018 ($1.0 million expense reduction).

Nine months ended September 30, 2018 vs. Nine months ended September 30, 2017

Interest expense, net, in the nine months ended September 30, 2018 declined $2.3 million compared to the nine months ended September 30, 2017. This decline is due to a lower interest accretion expense in the first nine months of 2018 due to the elimination of the 3Q Digital contingent consideration liability in late February 2018 ($2.4 million expense reduction).

Gain on sale

The gain on sale during 2018 was the result of the sale of 3Q Digital in late February 2018 resulting in a gain on sale of $31.0 million.

Other Income and Expense

Three months ended September 30, 2018 vs. Three months ended September 30, 2017

Other expense, net, decreased $0.9 million in the third quarter of 2018, compared to the third quarter of 2017. This was primarily due to the decrease of non-op expense and increase of gain on foreign currency reevaluation.

Nine months ended September 30, 2018 vs. Nine months ended September 30, 2017

Other expense, net, decreased $2.2 million in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. This was primarily due to the increase of gain on foreign currency reevaluation and lower bank charge expense.

Income Taxes

Three months ended September 30, 2018 vs. Three months ended September 30, 2017

The income tax benefit of $1.4 million in the third quarter of 2018 represents an increase in our income tax benefit of $1.8 million, as compared to the third quarter of 2017. Our effective tax rate was 12.6% for the third quarter of 2018 as compared to our negative effective tax rate of 18.2% for the third quarter of 2017. The effective income tax rate for the third quarter of 2018 differs from the federal statutory rate of 21.0%, primarily due to 1) valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized, and 2) our return-to-provision, which resulted in reversal of deferred tax balances and change in valuation allowance at the 2017 federal statutory rate of 35%, creating additional ordinary loss for carryback.

Nine months ended September 30, 2018 vs. Nine months ended September 30, 2017

The income tax benefit of $10.8 million in the nine months ended September 30, 2018 represents an increase in our income tax benefit of $7.5 million, as compared to the nine months ended September 30, 2017. Our effective tax rate was negative 211.4% for the first nine months of 2018 as compared to our effective tax rate of 20.8% for the first nine months of 2017. The effective income tax rate for the first nine months of 2018 differs from the federal statutory rate of 21.0%, primarily due to the capital loss generated from the sale of 3Q Digital which will be available for carryback.

We have historically, including for 2017, calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three and nine months ended September 30, 2018 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $10.4 million and $8.4 million at September 30, 2018 and December 31, 2017, respectively. Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services and operating leases) and other cash needs for our operations for at least the next twelve months through a combination of cash on hand, cash flow from operations, and borrowings under the Texas Capital Credit Facility. Although the Company believes that it will be able to meet its cash needs for the foreseeable future, if unforeseen circumstances arise the company may need to seek alternative sources of liquidity.

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2018 was $7.0 million, compared to net cash used in operating activities of $42.0 million for the nine months ended September 30, 2017. The $35.0 million year-over-year decrease was primarily the result of a change in accrued liabilities, which included the impact of a 2017 federal income tax payment due to the sale of our Trillium Software business in 2016, the impact of an increase in accounts payable during 2018, as compared to a decrease in 2017 and the impact of a decrease in accounts receivable during 2018, as compared to an increase in 2017.

Investing Activities

Net cash provided by investing activities was $1.3 million for the nine months ended September 30, 2018, compared to the net cash used in investing activities of $4.1 million for the nine months ended September 30, 2017. This change was due to the sale of 3Q Digital in late February 2018 and reduced capital expenditure in 2018.

Financing Activities

Net cash provided by financing activities was $8.9 million for the nine months ended September 30, 2018, compared to net cash provided of $10.8 million for the nine months ended September 30, 2017. The $1.9 million decrease was primarily due to lower net borrowings under the Company’s credit facilities in 2018 compared to 2017 offset by the issuance of the Series A Preferred Stock in 2018.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of September 30, 2018 and 2017 were $2.3 million and $3.2 million, respectively.

Credit Facilities

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22 million and extended the maturity by one year to April 17, 2020. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.

At September 30, 2018, we had letters of credit in the amount of $2.8 million and no other borrowings outstanding under the facility. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability. As of September 30, 2018, we had the ability to borrow up to $19.2 million under the facility. No amounts were drawn against these letters of credit at September 30, 2018.

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

We did not have any long-term debt outstanding as of September 30, 2018. A hypothetical one percentage point change in average interest rates would not have a significant impact on our earnings for the three and six months ended September 30, 2018.

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

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income/(loss) in our Consolidated Statements of Comprehensive Income/(Loss). Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income/(Loss). Transactions such as these amounted to $0.7M million in pre-tax currency transaction gains in the first nine months of 2018. At this time, we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Our management, including our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2018. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that the company's disclosure controls and procedures were not effective as of September 30, 2018 solely due to the material weaknesses in internal control over financial reporting as described in Item 9A of the 2017 10-K.

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

Although we intend to resolve all of the material control deficiencies discussed in Item 9A of our 2017 10-K, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective as a result of these efforts by any particular date. Our remediation plan will last through 2018 due to the number of controls involved, the need for new risk assessments and control design implementation, and ultimately testing of such controls. Other than as noted above, during the quarterly period covered by this report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION
Item 1.  Legal Proceedings

Information regarding legal proceedings is set forth in Note L, Litigation and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2017 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended September 30, 2018 to the risk factors previously disclosed in the 2017 10-K other than as set forth below:

We were notified by the New York Stock Exchange (the “NYSE”) that we were not in compliance with certain NYSE continued listing requirements. Our disclosure of the notice of non-compliance could have a material, adverse effect on our business, operating results and financial condition.

On October 31, 2018, we disclosed that we received a notice from the NYSE that we were not in compliance with an NYSE continued listing standard because our average global market capitalization over a thirty trading-day period was below the NYSE requirement of $50 million and, as of October 31, 2018, our stockholder’s equity deficit was below the NYSE’s requirement of $50 million (the “Market Capitalization Listing Requirement”).

Our non-compliance with the Market Capitalization Listing Requirement could adversely affect our relationships with our business partners (Including Wipro) and suppliers and customers’ and potential customers’ decisions to purchase our products and services and could have a material, adverse impact on our business, operating results and financial condition.

If we do not regain compliance with the Market Capitalization Listing Requirement, our common stock will be subject to the NYSE’s suspension and delisting procedures.

We expect to submit to the NYSE a plan of definitive action we are taking which we believe will bring us into compliance with the Market Capitalization Listing Requirement. If our plan is accepted, the NYSE will closely monitor our attempt to implement our plan over the next 18 months and our failure to achieve the initiatives and goals included in the plan will result in our being subject to a NYSE trading suspension at the time any initiative or goal is not met. In order to regain compliance with the Market Capitalization Listing Requirement, we will have to maintain the required $50 million global market capitalization for a 180-day period within the plan period. Our failure to do so will result in a suspension by the NYSE of trading in our common stock and the initiation of procedures to delist our common stock.

In addition, if our average global market capitalization over a consecutive thirty trading-day period is less than $15 million, the NYSE will promptly initiate suspension and delisting procedures and, under the NYSE’s continued listing standards, we will not have any opportunity to regain compliance and our common stock will be delisted.

A suspension or delisting would adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services, and would have a material, adverse impact on our business, operating results and financial condition. In addition, a suspension or delisting would impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation.

In the event of a delisting, our common stock could be traded on the over-the-counter bulletin board, or in the so-called “pink sheets.” In the event of such trading, it is highly likely that there would be: significantly less liquidity in the trading of our common stock; decreases in institutional and other investor demand for our common stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker-dealers willing to execute trades in our common stock. The occurrence of any of these events could result in a further decline in the market price of our common stock. The occurrence of any of these events could impair our ability to retain and attract employees and members of management.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the third quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
July 1-31, 2018	—	$—	—	$11,437,538
August 1-31, 2018	—	$—	—	$11,437,538
September 1-30, 2018	—	$—	—	$11,437,538
Total	—	$—	—
(1)  Represents shares withheld to offset withholding taxes upon the vesting of unvested shares.

(2) The Board of Directors does not anticipate purchasing any shares of our Common Stock through our stock repurchase program that was publicly announced in August 2014 for the foreseeable future. Under this program, from which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. Through September 30, 2018, we had repurchased a total of 6.8 million shares at an average price of $18.10 per share under all current and previous repurchase programs.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

10.1
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

HARTE HANKS, INC.

November 8, 2018	/s/ Jon C. Biro
Date	Jon C. Biro
Principal Executive and Principal Financial Officer

November 8, 2018	/s/ Lauri Kearnes
Date	Lauri Kearnes
Vice President, Finance and
Corporate Controller