Form 10-K
period 2018-12-31
HARTE HANKS INC
filed 2019-03-18
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($11.10) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018), was approximately $54,415,142.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2019 was 6,266,130 shares of common stock, all of one class.

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

Harte Hanks, Inc. and Subsidiaries
Table of Contents
Form 10-K Report
December 31, 2018

PART I

ITEM 1.     BUSINESS

INTRODUCTION

Harte Hanks, Inc. ("Harte Hanks," "we," "our," or "us") is a purveyor of data-driven, omni-channel marketing and customer relationship solutions and logistics. The Company has robust capabilities that offer clients the strategic guidance they need across the customer data landscape as well as the executional know-how in database build and management, data analytics, digital media, direct mail, customer contact, client fulfillment and marketing and product logistics. Harte Hanks solves marketing, commerce and logistical challenges for some of the world's leading brands in North America, Asia-Pacific and Europe.

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

OUR BUSINESS

We offer a wide variety of integrated, omni-channel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs that deliver greater return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use these tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers which is key to being leaders in customer interaction. We offer a full complement of capabilities and resources to provide a broad range of marketing services, in media from direct mail to email, including:

•
Agency: We offer full-service, customer engagement solutions specializing in direct and digital communications for both consumer and business-to-business markets. With strategy, creative, and implementation services, we help marketers within targeted industries understand, identify, and engage prospects and customers in their channel of choice.

•
Digital Solutions: Our digital solutions integrate online services within the marketing mix and include: search engine management, display, digital analytics, website development and design, digital strategy, social media, email, e-commerce, and interactive relationship management and a host of other services that support our core businesses.

•
Database Marketing Solutions: We have successfully delivered marketing database solutions across various industries. Our solutions are built around centralized marketing databases with three core offerings: insight and analytics; customer data integration; and marketing communications tools. Our solutions enable organizations to build and manage customer communication strategies that drive customer acquisition and retention and maximize the value of existing customer relationships. Through insight and analytics, we help clients identify models of their most profitable customer relationships and then apply these models to increase the value of existing customers while also winning profitable new customers. Through customer data integration, data from multiple sources is brought together to provide a single customer view of client prospects and customers. We then help clients apply their data and insights to the entire customer life cycle, which helps clients sustain and grow their business, gain deeper customer insights, and continuously refine their customer resource management strategies and tactics.

•
Direct Mail: As a full-service direct marketing provider and a substantial mailing partner of the U.S. Postal Service ("USPS"), our operational mandate is to ensure creativity and quality, provide an understanding of the options available in technologies and segmentation strategies and capitalize on economies of scale with our variety of execution options.

•
Mail and Product Fulfillment: We offer mail and product fulfillment solutions where we provide print on demand, manage product recalls, and distribute literature and other products. Harte Hanks has temperature-controlled, FDA-approved and geographically convenient warehouses to support print and product, all controlled by our proprietary nexTOUCH platform.

•
Logistics: Harte Hanks is one of the leading providers of third-party logistics and freight optimization in the United States. We complete millions of shipments of time-sensitive materials annually and have access to a certified fleet of over 15,000 trucks and a proprietary logistical system called Allink®360 that is designed to get customers’ products delivered on-time and on-budget.

•
Contact Centers: We offer an intelligently responsive contact center approach, which uses real-time data and predictive insights to interact with each customer in the most effective way. Our on-shore and off-shore customer support representatives deftly handle incoming calls in multiple languages, email, chat, video and social media requests 24/7 to improve customer experiences. At the same time, our advanced analytics can alert customers to trending product or service issues. Our team skillfully configures Oracle CRM or Salesforce to create great customer interactions by seamlessly linking continually-improving content between agent or AI-driven interfaces and web-based self-help tools or community forums. Our lead specialists engage qualified buyers and influencers with just the right message at just the right moment. Additionally, when combined with our Fulfillment and Logistics offerings, we provide a full suite of services for customers’ warranty, returns and recall issues.

Many of our client relationships start with an offering from the list above on an individual solution basis or a combination of our offerings from across our service offerings.

In 2018 and 2017, Harte Hanks had revenues of $284.6 million and $383.9 million, respectively.

Management Changes

Effective January 4, 2019, Bant Breen was appointed as our Chief Executive Officer. He joined Harte Hanks' Board in June 2018. Before joining Harte Hanks, Bant led numerous award-winning agencies within the WPP, IPG and Publicis groups and was inducted into the American Advertising Federation's Hall of Achievement in 2010. Most recently, Bant founded Qnary, the leading technology platform for executive reputation management. Qnary was recognized in 2018 by both Inc. and Entrepreneur magazines as one of the most innovative and fastest growing companies in America. In connection with Bant’s appointment, the Office of the CEO that was formed upon the resignation of Karen A. Puckett was dissolved.

Effective January 4, 2019, Andrew Harrison was promoted to President and Chief Operating Officer. Andrew has been with Harte Hanks for more than 20 years and brings a wealth of company and industry knowledge to the leadership team.

On January 16, 2019, Mark Del Priore was appointed as Chief Financial Officer to succeed Jon Biro who chose to leave the Company. Mark has more than 15 years of media experience, most recently as CFO for the publicly traded advertising company, SITO Mobile. Mark began working with Harte Hanks as an advisor in October 2018.

On Feb 1, 2019, Martin Reidy took the helm of our marketing services division which covers our agency, digital solutions and database marketing solutions. Martin was a Harte Hanks board member and has significant experience in direct marketing, digital advertising, predictive marketing and data-driven results marketing. Most recently, Martin served as the President and CEO of Ansira Partners, a data and digital marketing agency. Prior to that he was CEO and President of Meredith Xcelerated Marketing (a marketing services division within Meredith Publishing Inc.), Publicis Modem and R/GA (leading digital advertising and relationship marketing services firms).

Restructuring Activities

On September 21, 2018, our Board of Directors approved a reduction in our workforce for certain employees performing sales and corporate marketing functions. in Q4 2018, we identified additional reduction opportunities which resulted in an additional reduction of our workforce in other functions. The workforce reductions resulted in a restructuring charge of approximately $0.9 million for employee severance and related costs and we anticipate that this action will result in annualized cost savings of approximately $7.5 million. In addition, beginning in 2019 we expect to reduce certain non-labor discretionary expenses, with the aim of reducing expenses by an additional approximately $2.0 million per year.

Customers

Our services are marketed to specific industries or markets with services and software products tailored to each industry or market. We tailor our services and software products depending on the industry or market we are targeting. We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications. We currently provide services primarily to the retail, B2B, financial services, consumer, and healthcare vertical markets, in addition to a range of other select markets. Our largest client (measured in revenue) comprised 8% of total revenues in 2018. Our largest 25 clients in terms of revenue comprised 64% of total revenues in 2018.

Sales and Marketing

We rely on our enterprise and solution sellers to primarily sell our products and services to new clients and task our employees supporting existing clients to expand our client relationship through additional solutions and products. Our marketing services sales force sells a variety of solutions and services to address client’s targeted marketing needs. We maintain solution-specific sales forces and sales groups to sell our individual products and solutions.

Facilities

Our services are provided at the following facilities, all of which are leased:

Domestic Offices
Austin, Texas	Lenexa, Kansas
Chelmsford, Massachusetts	Maitland, Florida
Deerfield Beach, Florida	New York, New York
Denver, Colorado	Raleigh, North Carolina
East Bridgewater, Massachusetts	San Antonio, Texas
Fullerton, California	Shawnee, Kansas
Grand Prairie, Texas	Trevose, Pennsylvania
Jacksonville, Florida	Texarkana, Texas
Langhorne, Pennsylvania	Wilkes-Barre, Pennsylvania

International Offices
Hasselt, Belgium	Manila, Philippines
Iasi, Romania	Uxbridge, United Kingdom

Competition

Our competition comes from local, national, and international marketing and advertising companies, and internal client resources, against whom we compete for individual projects, entire client relationships, and marketing expenditures. Competitive factors in our industry include the quality and scope of services, technical and strategic expertise, the perceived value of the services provided, reputation, and brand recognition. We also compete against social, mobile, web-based, email, print, broadcast, and other forms of advertising for marketing and advertising dollars in general.

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

•
Federal and state laws governing the use of email for marketing purposes, including the U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM"), Canada’s Anti-Spam Legislation ("CASL") and similar e-Privacy laws in Europe (in support of Directive 2002/58/EC).

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

There are additional consumer protection, privacy, and data security regulations in locations where we or our clients do business. These laws regulate the collection, use, disclosure, and retention of personal data and may require consent from consumers and grant consumers other rights, such as the ability to access their personal data and to correct information in the possession of data controllers. For example, as discussed in the Company’s Risk Factors in Item 1A, the new European General Data Protection Regulation (GDPR) that took effect in May 2018 applies to all of our products and services in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the EU that are different than those currently in place in the EU. We and many of our clients also belong to trade associations that impose guidelines that regulate direct marketing activities, such as the Direct Marketing Association’s Commitment to Consumer Choice.

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

INTELLECTUAL PROPERTY RIGHTS

Our intellectual property assets include trademarks and service marks that identify our company and our services, know-how, software, and other technology that we develop for our internal use and for license to clients and data and intellectual property licensed from third parties, such as commercial software and data providers. We generally seek to protect our intellectual property through a combination of license agreements and trademark, service mark, copyright, patent and trade secret laws as well as through domain name registrations and enforcement procedures. We also enter into confidentiality agreements with many of our employees, vendors, and clients and seek to limit access to and distribution of intellectual property and other proprietary information. We pursue the protection of our trademarks and other intellectual property in the U.S. and internationally. Although we from time to time evaluate inventions for patentability, we do not own any patents, and patents are not core to our intellectual property strategy (other than as may be incidental to commercially available technology or software we license).

EMPLOYEES

As of December 31, 2018, Harte Hanks employed 2,816 full-time employees and 167 part-time employees, of which approximately 1,308 are based outside of the U.S., primarily in the Philippines. A portion of our workforce is provided to us through staffing companies. None of our workforce is represented by labor unions. We consider our relations with our employees to be good.

AVAILABLE INFORMATION

Our website is http://www.hartehanks.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. The SEC's website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These website addresses are intended to be for inactive textual references only. None of the information on, or accessible through, these websites are part of this Form 10-K or is incorporated by reference herein.

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected, and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed below in this Item 1A, “Risk Factors”, and any updates thereto in our Forms 10-Q and 8-K. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

In addition to the information set forth elsewhere in this report, including in the MD&A section, the factors described below should be considered carefully in making any investment decisions with respect to our securities.

Most of our client engagements are cancelable on short notice.

The marketing services we offer, and in particular for direct mail and contact center services, are generally terminable upon short notice by our clients, even if the term of the agreement (and the expected duration of services) is several or many years. Many of our customer agreements do not have minimum volume or revenue requirements, so clients may (and do) vary their actual orders from us over time based on their own business needs, their satisfaction with the quality and pricing of our services, and a variety of other competitive factors. In addition, the timing of particular jobs or types of jobs at particular times of year (such as mail programs supporting the holiday shopping season or contact center programs supporting a specific event) may cause significant fluctuations in the operating results of our operations in any given quarter. We depend to some extent on sales to certain industries, such as the consumer retail industries, technology, and financial services. To the extent these industries experience downturns, our clients may re-evalute their marketing spend, which could adversely affect the results of our operations.

A large portion of our revenue is generated from a limited number of clients, with concentration in the consumer retail industry. The loss of a client or significant work from one or more of our clients could adversely affect our business.

Our ten largest clients collectively represented 44% of our revenues for 2018. Furthermore, traditional consumer retail (which is an industry experiencing significant business model and financial challenges) represented 23% of our 2018 revenues. While we typically have multiple projects with our largest customers which would not all terminate at the same time, the loss of one or more of our larger clients or the projects or contracts with one of our largest clients could adversely affect our business, results of operations, and financial condition if the lost revenues were not replaced with profitable revenues from that client or other clients.

We rely on business partners for some services and technology, and we depend on one business partner in particular, which is also a significant equity holder, for a large number of critical services.

We have determined that for some services, and most technology, we are best served by partnering with other companies, engaging them as vendors either on a standing or as-needed basis. We believe this approach reduces the investment needed to access these services and technologies for our clients and provides greater flexibility in how we structure solutions for clients and adapt to market changes. However, because we do not own or control the service or technology partners, we are subject to the potential failure of those partners financially or commercially and must maintain good relations with them to ensure continued service. We may not be able to anticipate any such problems, and failure or weakness of one or more of our key business partners or our relationships with any such provider, could have a material effect on our ability to deliver services to our clients, and in turn harm our financial performance. Furthermore, our business partners may have different or conflicting interests, and although we seek to negotiate appropriate commercial terms, we may be unable to secure or enforce those terms in order to protect our client and employee relationships. Should our partners undermine our client or employee relations, our financial performance will be harmed.
Further, once we engage with a partner it may be difficult to switch to a different vendor even if we are not happy with their performance.

In particular, Wipro, LLC (“Wipro”) and its subsidiaries provide a wide array of services for us and for our clients, including database and software development, database support and analytics, IT infrastructure support and digital campaign management. Because of the nature of these services, it would be difficult and disruptive to our business to replace Wipro on short notice if doing so was necessary or desirable. Wipro also is our largest equity holder, having invested $9.9 million in us in 2018 through the purchase of our Series A Convertible Preferred Stock, which is convertible into 16.0% of our common stock. Subject to certain conditions, Wipro is entitled to appoint a non-voting board observer or a board member to our board of directors. As of December 31, 2018, Wipro has designated an observer to the Board of Directors.

Our indebtedness may adversely impact our ability to react to changes in our business or changes in general economic conditions.

On April 17, 2017, we entered into a credit agreement with Texas Capital Bank, N.A. The agreement consists of a two-year $20.0 million revolving credit facility, which we amended on January 9, 2018 to increase the availability under the revolving credit facility to $22.0 million and extended the term of the credit facility by one year to April 17, 2020. The agreement limits our ability to incur funded debt while any obligation or letter of credit issued thereunder is outstanding, subject to customary exceptions. See Note C, Long-Term Debt, in the Notes to Consolidated Financial Statements for further discussion.

We may incur additional indebtedness in the future and the terms of future arrangements may be less favorable to the company than our previous or current facilities. Our ability to incur indebtedness is also impacted by the terms of our Series A Convertible Preferred Stock, which limits our ability to incur indebtedness without the holders' consent to the greater of $40.0 million or four times our trailing 12-month EBITDA (measured at the time such indebtedness is incurred). Any failure or inability to obtain new financing arrangements when needed on favorable terms could have a material adverse impact on our liquidity position.

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

Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.

Pension benefits represent significant financial obligations. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to our plans. We utilize the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. Differences between actual pension expenses and liability amounts from these estimated expense and liabilities may adversely impact our results of operations and cash flows.

We may need to obtain additional funding to continue as a going concern; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back, or cease operations.

Our consolidated financial statements for the year ended December 31, 2018 have been prepared assuming we will continue to operate as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain profitability or successfully raise sufficient additional capital as needed, through future financings or other strategic arrangements. Additional funds may not be available when needed, or if available, we may not be able to obtain such funds on terms acceptable to us. If adequate funds are unavailable when needed, we may not be able to continue as a going concern. We may be required to scale down or sell certain businesses or cease operations.

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

The sizes of our competitors vary widely across vertical markets and service lines. Therefore, some of our competitors may have significantly greater financial, technical, marketing, or other resources than we do in any one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies, methodologies, and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale, and support of products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue, or margins. Some of our competitors also may choose to sell products or services that competes with ours at lower prices by accepting lower margins and profitability or may be able to sell products or services that competes with ours at lower prices given proprietary ownership of data, technical superiority, a broader or deeper product or experience set, or economies of scale. Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations and could also harm our ability to obtain new customers on favorable terms. Competitive pricing pressures tend to increase in difficult or uncertain economic environments, due to reduced marketing expenditures of many of our clients and prospects, and the resulting impact on the competitive business environment for marketing service providers such as our company.

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

Our success depends on our ability to effectively and consistently staff and execute client engagements within the agreed upon time frame and budget. Depending on the needs of our clients, our engagements may require customization, integration, and coordination of a number of complex product and service offerings and execution across many facilities. Moreover, in some of our engagements, we rely on subcontractors and other third parties to provide some of the services to our clients, and we cannot guarantee that these third parties will effectively deliver their services, that we will be able to easily suspend work with contractors that are not performing adequately, or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact our ability to provide our products and services. Our failure to effectively and timely staff, coordinate, and execute our client engagements may adversely impact existing client relationships, the amount or timing of payments from our clients, our reputation in the marketplace and ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients and other customers may not provide us with sufficient protections against claims for lost profits or other claims for damages.

We have recently experienced, and may experience in the future, reduced demand for our products and services due to the financial condition and marketing budgets of our clients and other factors that may impact the industry verticals that we serve.

Marketing budgets are largely discretionary in nature, and as a consequence are easier to reduce in the short-term than other expenses. Our customers have in the past, and may in the future, responded to their own financial constraints (whether caused by weak economic conditions, weak industry performance or client-specific issues) by reducing their marketing spending. Customers may also be slow to restore their marketing budgets to prior levels during a recovery and may respond similarly to adverse economic conditions in the future. Our revenues are dependent on national, regional, and international economies and business conditions. A lasting economic recession or anemic recovery in the markets in which we operate could have material adverse effects on our business, financial position, or operating results. Similarly, industry or company-specific factors may negatively impact our clients and prospective clients, and in turn result in reduced demand for our products and services, client insolvencies, collection difficulties or bankruptcy preference actions related to payments received from our clients. We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve.

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

Our financial performance has harmed our commercial reputation and relationship with customers, vendors, and other commercial parties, and may impair our ability to attract, retain and motivate employees.

Our declining financial performance has caused customers and vendors to increase scrutiny on payment and performance terms in our agreements, which may impose additional costs (or result in reduced profitability) in our operations. Clients, vendors, and partners and recent performance, as well as prospective clients, vendors, and partners) may also decline to do business with us due to their concerns regarding our financial condition. Additionally, due to our liquidity constraints, we may be unable to aggressively price our services to win work in competitive bid situations. These impediments to working with clients, vendors and partners may reduce both our overall revenues and profitability, and consequently the value of our common stock.

Likewise, our declining financial performance has negatively affected employee morale and compensation. Due to financial constraints, we may have difficulty providing compensation that is sufficient to attract, retain and motivate employees, especially skilled professionals for whom sizable bonus payouts are a key element of market-driven cash compensation. Furthermore, the decline in the price of our common stock has eroded the value of our equity-based incentive programs. If we are unable to attract, retain and motivate employees despite our financial performance and within the resource constraints, it will impair our ability to effectively serve our clients, which in turn is likely to reduce both our overall revenues and profitability, and consequently the value of our common stock.

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

Although the NYSE has notified us that we have cured the average closing price requirement, additional NYSE continued listing requirements include that we maintain an average market capitalization of over $50 million (measured over a consecutive 30 trading-day periods) when our stockholders' equity is less than $50 million, as it recently has been (the “Market Capitalization Listing Requirement”).

On October 31, 2018, we disclosed that we received a notice from the NYSE that we were not in compliance with the “Market Capitalization Listing Requirement”.

The NYSE accepted our plan of definitive action to bring us into compliance with the Market Capitalization Listing Requirement in January 2019, thereby delaying any decision to delist us for up to 18 months. The NYSE will closely monitor our attempt to implement our plan over the next 18 months and our failure to achieve the initiatives and goals included in the plan will result in our being subject to a NYSE trading suspension at the time any initiative or goal is not met. In order to regain compliance with the Market Capitalization Listing Requirement, we will have to maintain the required $50 million global market capitalization. Our failure to do so will result in a suspension by the NYSE of trading in our common stock and the initiation of procedures to delist our common stock.

In addition, if our average global market capitalization over a consecutive 30 trading-day period is less than $15 million, the NYSE will promptly initiate suspension and delisting procedures and, under the NYSE’s continued listing standards, we will not have any opportunity to regain compliance and our common stock will be delisted.

Our common stock could be delisted if we are not in compliance with this (or any other such) requirement and are unable to regain compliance during any applicable cure or grace period. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock. A suspension or delisting could also adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services, and would have a material, adverse impact on our business, operating results and financial condition. In addition, a suspension or delisting would impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation.

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

We are subject to and affected by numerous laws, regulations, and industry standards that regulate direct marketing activities, including those that address privacy, data protection, information security, and marketing communications. Please refer to the section above entitled “Item 1. Business - Government Regulation” for additional information regarding some of these regulations.

As a result of increasing public awareness and interest in privacy rights, data protection and access, information security, environmental protection, and other concerns, national and local governments and industry organizations regularly consider and adopt new laws, rules, regulations, and guidelines that restrict or regulate marketing communications, services, and products. Examples include data encryption standards, data breach notification requirements, registration/licensing requirements (often with fees), consumer choice, notice, and consent restrictions and penalties for infractions, among others. In addition, the new European General Data Protection Regulation (GDPR) took effect in May 2018 and applied to all of our products and services that provide service in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the EU that are different than those currently in place in the EU. For example, we may be required to implement measures to change or limit (by age, use or geography) our service offerings. We may also be required to obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our services. In addition, the GDPR will include significant penalties for non-compliance. We anticipate that additional restrictions and regulations will continue to be proposed and adopted in the future. The Philippines has also adopted the Data Privacy Act of 2012 (Republic Act 10173)

which mirrors most important aspects of the GDPR and is likely to have a similar effect on our operations in and involving the Philippines.

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

Over the past three years we have replaced many of our leaders (including our Chief Executive Officer, Chief Marketing Officer, and Chief Financial Officer) and we have eliminated or consolidated several leadership positions (including Chief Technology Officer, and Executive Vice President of Sales), resulting in a much smaller leadership team. If our new leaders fail in their new and additional roles and responsibilities (and more generally if we are unable to attract additional leaders with the necessary skills to manage our business) our business and its operating results may suffer. Further, our prospects depend in large part upon our ability to attract, train, and retain experienced technical, client services, sales, consulting, marketing, and management personnel. While the demand for personnel is dependent on employment levels, competitive factors, and general economic conditions, our recent business performance may diminish our attractiveness as an employer. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position, or operating results.

We could fail to adequately protect our intellectual property rights and may face claims for intellectual property infringement.

Our ability to compete effectively depends in part on the protection of our technology, products, services, and brands through intellectual property right protections, including copyrights, database rights, trade secrets, trademarks, as well as through domain name registrations, and enforcement procedures. The extent to which such rights can be protected and enforced varies by jurisdiction, and capabilities we procure through acquisitions may have less protection than would be desirable for the use or scale we intend or need. Litigation involving patents and other intellectual property rights has become far more common and expensive in recent years, and we face the risk of additional litigation relating to our use or future use of intellectual property rights of third parties.

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

Our services depend on the USPS and other commercial delivery services to deliver products. Standard postage rates have increased in recent years (most recently in January 2019) and may continue to do so at frequent and unpredictable intervals. Postage rates influence the demand for our services even though the cost of mailings is typically borne by our clients (and is not directly reflected in our revenues or expenses) because clients tend to reduce other elements of marketing spending to offset increased postage costs. Accordingly, future postal increases or disruptions in the operations of the USPS may have an adverse impact on us.

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

Price of print materials are subject to fluctuations. Increased paper costs could cause our customers to reduce spending on other marketing programs, or to shift to formats, sizes, or media which may be less profitable for us, in each case potentially materially affecting our revenues and profits.

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

Harte Hanks conducts business outside of the U.S. During 2018, approximately 14.5% of our revenues were derived from operations outside the U.S., primarily Europe and Asia. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

•	changes in local, national, and international legal requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes, or export license requirements;

•	higher rates of inflation;

•	the potential for nationalization of enterprises;

•	less favorable labor laws that may increase employment costs and decrease workforce flexibility;

•	potentially adverse tax treatment;

•	less favorable foreign intellectual property laws that would make it more difficult to protect our intellectual property from misappropriation;

•	more onerous or differing data privacy and security requirements or other marketing regulations;

•	longer payment cycles;

•	social, economic, and political instability;

•	the differing costs and difficulties of managing international operations;

•
modifications to international trade policy, including changes to or repeal of the North American Free Trade Agreement or the imposition of increased or new tariffs, quotas or trade barriers on key commodities; and

•
geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the availability, cost, and terms of mortgage funds), including with regard to Brexit.

In addition, exchange rate fluctuations may have an impact on our future costs or on future cash flows from foreign investments. We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The various risks that are inherent in doing business in the U.S. are also generally applicable to doing business anywhere else and may be exacerbated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws, and regulations.

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements. In addition, current and potential stockholders could lose confidence in our financial reporting, which could cause our stock price to decline.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified control deficiencies in our financial reporting process that constitute material weaknesses; as of December 31, 2018, two of those material weaknesses were not yet remediated.
As discussed in Part II, Item 9A, material weaknesses in the following areas existed as of December 31, 2018; (i) two of five components of internal control as defined by COSO (control activities and information and communication), and (ii) the effectiveness of internal controls over the completeness and accuracy of data used to recognize and record revenue and related accounts such as accounts receivable, accrued revenue and deferred revenue, and the precision of management’s review of controls over revenue. As a result of these material weaknesses management has determined that both our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2018.
In light of the material weaknesses identified, we performed additional analysis and procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP and fairly reflected our financial position and results of operations as of and for the year ended December 31, 2018. Prior to our December 31, 2016 fiscal year end, we began taking a number of actions in order to remediate the material weaknesses described above, including developing a plan to redesign processes and controls, and in 2017 we engaged specialists to assist in the comprehensive review, design, and implementation of new internal controls. Improvements in the design and operating effectiveness of internal controls over financial reporting that we have affected to date have led to the successful remediation of several previously disclosed material weaknesses including contingent consideration, recoverability of deferred tax assets, financial close and reporting, and three of the five components of internal control as defined by COSO (control environment, risk assessment and monitoring). Our remediation efforts will continue into the fiscal year ending December 31, 2019. We expect to incur additional costs remediating these material weaknesses.
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

Because of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our business is conducted in facilities worldwide containing aggregate space of approximately 1.3 million square feet.  All facilities are held under leases, which expire at dates through 2025. See “Item 1 - Business - Facilities”.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE under the symbol HHS. As of January 31, 2019, there are approximately 1617 common stockholders of record. The last reported share price of our common stock on March 15, 2019 was $3.95.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the fourth quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
October 1 - 31, 2018	—	$—	—	$11,437,544
November 1 - 30, 2018	—	$—	—	$11,437,544
December 1 - 31, 2018	—	$—	—	$11,437,544
Total	—	$—	—

(1)  Total number of shares purchased includes shares, if any, (i) purchased as part of our publicly announced stock repurchase program, and (ii) pursuant to our 2013 Omnibus Incentive Plan and applicable inducement award agreements with certain executives, withheld to pay withholding taxes upon the vesting of shares.

(2)  During the fourth quarter of 2018, we did not purchase any shares of our common stock through our stock repurchase program that was publicly announced in August 2014. Under this program, from which shares can be purchased in the open market, our Board has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of December 31, 2018, we have repurchased 150,667 shares and spent $8.6 million under this authorization. Through December 31, 2018, we had repurchased a total of 6,788,798 shares at an average price of $181.02 per share under this program and previously announced programs.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K.

In thousands, except per share amounts	2018	2017
Statement of Comprehensive Income (loss) data
Revenues	$284,628	$383,906
Operating income (loss) from continuing operations	(26,034)	(40,865)
Income (loss) from continuing operations	$17,550	$(41,860)

Earnings (loss) from continuing operations per common share—diluted	$2.38	$(6.76)
Weighted-average common and common equivalent shares outstanding—diluted	6,270	6,192

Cash dividends per share	$—	$—

Balance sheet data (at end of period)
Cash and cash equivalents	$20,882	$8,397
Total assets	125,175	130,812
Total debt	14,200	—
Total stockholders’ equity (deficit)	(19,184)	(34,635)

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

We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature, and as a consequence are easier for our clients to reduce in the short-term than other expenses. Further, our contracts with our clients generally don’t require them to purchase a specified amount of services from us and could be cancelled on relatively short notice. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs in the parts of the business that are not growing as fast.

We continued to face a challenging competitive environment in 2018. The sale of 3Q Digital in 2018, and our recent preferred stock financing from Wipro, together with our restructuring efforts that are meant to decrease recurring expenses, are all parts of our efforts to prioritize our investments and focus on our core business of optimizing our clients' customer journey across an omni-channel delivery platform. We expect these actions will enhance our liquidity and financial flexibility. For additional information see Liquidity and Capital Resources. We have taken actions to return the business to profitability and improve our cash, liquidity, and financial position. This includes workforce restructuring, making investments targeted at improving product offerings, and implementing expense reductions.

Results of Operations

Operating results from operations were as follows:

	Year Ended December 31,
In thousands, except per share amounts	2018	% Change	2017
Revenues	$284,628	-25.9%	$383,906
Operating expenses	310,662	-26.9%	424,771
Operating loss	$(26,034)	36.3%	$(40,865)
Operating margin	(9.1)%	-14.2%	(10.6)%
Other (income) and expenses	(25,472)	-333.9%	10,889
Income tax benefit	(18,112)	83.1%	(9,894)
Net Income (loss)	$17,550	141.9%	$(41,860)

Diluted EPS from operations	$2.38	135.2%	$(6.76)

Year ended December 31, 2018 vs. Year ended December 31, 2017

Revenues

Revenues were $284.6 million in the year ended December 31, 2018, compared to $383.9 million in the year ended December 31, 2017. These results reflected the impact of declines in all of our industry verticals. Our consumer brand, retail, B2B, transportation, financial services and healthcare verticals declined by $29.9 million, or 33.8%, $28.9 million, or 30.3%, $19.2 million, or 23.1%,
$11.8 million, or 35.0%, $6.3 million, or 10.4% and $3.2 million, or 13.8%, respectively. These declines were partially due to the sale of 3Q Digital at the end of February 2018, which led to $29.2 million of the revenue reduction from 2017 to 2018 and primarily impacted our B2B and Consumer verticals. Other causes of the decrease included lost clients and lower volumes from existing clients.

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

Operating Expenses

Operating expenses were $310.7 million in the year ended December 31, 2018, compared to $424.8 million in 2017. This $114.1 million year-over-year decline was partially caused by the sale of 3Q Digital ($26.8 million of total operating expense reduction). Labor costs decreased by $66.4 million, or 28.8%, primarily due to lower payroll expense as a result of our expense reduction efforts and the sale of 3Q Digital ($21.3 million). Production and distribution expenses declined $8.8 million, or 8.1%, primarily due to the lower transportation expenses and the sale of 3Q Digital ($2.1 million expense reduction compared to 2017). Advertising, Selling and General expenses declined $6.2 million primarily due to a reduction in employee-related expenses and the sale of 3Q Digital ($3.2 million expense reduction compared to 2017). Impairment of assets was $4.9 million in 2018 compared to $34.5 million goodwill impairment recorded in 2017. Depreciation, software and intangible asset amortization expense declined
$3.1 million from 2017 primarily due to lower capital expenditure and the elimination of the intangible assets upon the sale of 3Q Digital.

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

Operating Loss

Operating loss from operations was $26.0 million in the year ended December 31, 2018, compared to $40.9 million in the year ended December 31, 2017. The $14.8 million decrease in operating loss reflected the impact of a decrease in revenue of $99.3 million, offset by a larger $114.1 million decrease in operating expenses.

Other (Income) Expense

Year ended December 31, 2018 vs. Year ended December 31, 2017

Total other income was $25.5 million in the year ended December 31, 2018, compared to other expense of $10.9 million in 2017. This $36.4 million increase in other income was primarily attributable to the sale of 3Q Digital resulting in a gain of $31 million.

Income Taxes

Year ended December 31, 2018 vs. Year ended December 31, 2017

Our 2018 income tax benefit is $18.1 million. Favorably impacting our benefit was deductible basis on the sale of 3Q Digital ($11.9 million), loss from deemed liquidation of foreign subsidiary ($4.2 million), rate benefit from carryback of capital loss to 35% tax rate year ($6.5 million) and return to provision differences ($1.8 million). Unfavorably impacting our benefit was change in valuation allowance due to realization of deferred tax assets for current year operations and dividend inclusions from foreign subsidiaries related to current period Global Intangible Low Tax Income (GILTI) expense, the impact of which were $3.4 million and $2.8 million, respectively.

This compares to our 2017 income tax benefit of $9.9 million. Unfavorably impacting our benefit was nondeductible goodwill associated with our impairment loss and the change in valuation allowance due to realization of deferred tax assets for current year operations, the impact of which were $6.0 million and $2.3 million, respectively. Favorably impacting our benefit was the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Reform Act”), the impact of which was a $3.4 million credit. This was the result of remeasurement of our deferred tax balances for the reduction in the corporate tax rate from 35% to 21%, and remeasurement of the valuation allowance for application of provisions in the Tax Reform Act.

Net Income (loss)

Year ended December 31, 2018 vs. Year ended December 31, 2017

We recorded income of $17.6 million and net loss from operations of $41.9 million in 2018 and 2017, respectively. The increase in income from operations is the result of the $31.0 million pre-tax gain recognized for the sale of 3Q Digital in February 2018, and the income tax benefit related to the items noted above, which was partially offset by the loss from operations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $20.9 million and $8.4 million as of December 31, 2018 and 2017. Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements and capital expenditures.

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services, operating leases and unfunded pension plan benefit payments) and other cash needs for our operations for at least the next twelve months through a combination of cash on hand, cash flow from operations, a significant tax refund receivable and borrowings under the Texas Capital Credit Facility. Although the Company believes that it will be able to meet its cash needs for the foreseeable future, if unforeseen circumstances arise the company may need to seek alternative sources of liquidity.

Operating Activities

Net cash used in operating activities was $9.2 million for the year ended December 31, 2018. This compared to cash used in operating activities of $30.8 million for the year ending December 31, 2017. The $21.6 million year-over-year decrease was primarily the result of change from net loss in 2017 to net income in 2018, a change in accrued liabilities, which included the impact of 2017 federal income tax payment due to the sale of our Trillium Software business in 2016, the impact of an increase in accounts payable during 2018, as compared to a decrease in 2017.

Investing Activities

Net cash used in investing activities was $0.1 million for the year ended December 31, 2018. This compared to cash used in investing activities of $5.7 million for the year ending December 31, 2017. The $5.6 million decrease was due to the sale of 3Q Digital in late February 2018 and reduced capital expenditure in 2018.

Financing Activities

Net cash provided by financing activities was $22.7 million for the year ended December 31, 2018 and net cash used in financing activities was $1.5 million for the year ended December 31, 2017. The $24.2 million increase in cash inflows in 2018 compared to 2017 was driven by the $14.2 million borrowing under our revolver line and the issuance of $9.7 million Series A Preferred Stock in 2018.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of December 31, 2018 and 2017 were $2.6 million and $2.6 million.

Credit Facilities

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A., that provides that we may borrow up to $20 million from time to time (the "Texas Capital Credit Facility"). The Texas Capital Credit Facility is being used for general corporate purposes and to provide collateral for up to $5.0 million of letters of credit issued by Texas Capital Bank. The Texas Capital Credit Facility is secured by substantially all of the company's assets and is guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders) that is otherwise not related to our company.

On January 9, 2018, we entered an amendment (the "First Amendment") to the Texas Capital Credit Facility. The First Amendment (i) increased the availability under the revolving credit facility from $20 million to $22 million and (ii) extended the term of the Texas

Capital Credit Facility one year to April 17, 2020. The Credit Facility remains secured by substantially all of our assets. At December 31, 2018, we had $14.2 million outstanding borrowing under the Texas Capital facility. As of December 31, 2018, we had the ability to borrow up to an additional $5 million under the facility.

Our fee for the collateral provided by HHS Guaranty, LLC was also changed from an annual fee of $0.5 million to 2.0% of collateral actually pledged. For the year ended December 31, 2018, this fee amounted to $0.5 million. See Note C, Long-Term Debt, in the Notes to Consolidated Financial Statements for further discussion.

At December 31, 2018 and 2017, we had letters of credit in the amount of $2.8 million outstanding. No amounts were drawn against these letters of credit at December 31, 2018 and 2017. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability. We had no other off-balance sheet arrangements at December 31, 2018 and 2017.

Contractual Obligations

Contractual obligations at December 31, 2018 are as follows:

In thousands	Total	2019	2020	2021	2022	2023	Thereafter
Debt	$14,200	$—	$14,200	$—	$—	$—	$—
Interest on debt (1)	825	634	191	—	—	—	—
Operating lease obligations	35,018	9,645	8,815	7,425	5,456	2,349	1,328
Capital lease obligations	1,423	748	307	131	133	104	—
Purchase obligations and others	9,104	3,167	3,087	2,632	218	—	—
Unfunded pension plan benefit payments	17,680	1,684	1,714	1,742	1,786	1,836	8,918
Total contractual cash obligations	$78,250	$15,878	$28,314	$11,930	$7,593	$4,289	$10,246

(1) Assumes $14.2 million and $4.3 million of average debt outstanding for the years ended December 31, 2019 and December 31, 2020.

Dividends

We did not pay any dividends in 2018 and 2017. We currently intend to retain any future earnings and do not expect to pay dividends on our common stock. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

Share Repurchase

During 2018 and 2017, we did not repurchase any shares of our common stock under our current stock repurchase program that was publicly announced in August 2014. Under our current program we are authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. At December 31, 2018, we had authorization of $11.4 million under this program. From 1997 through December 31, 2018, we repurchased 6.8 million shares for an aggregate of $1.2 billion.

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

We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services. We apply the following five-step revenue recognition model:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when (or as) we satisfy the performance obligation

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

Recent Accounting Pronouncements

See Note A, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for a discussion of certain accounting standards that we have recently adopted and certain accounting standards that we have not yet been required to adopt and may be applicable to our future financial condition and results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risks related to interest rate variations and to foreign exchange rate variations. From time to time, we may utilize derivative financial instruments to manage our exposure to such risks.

The interest rate on the Texas Capital Credit Facility is variable based upon the prime rate or LIBOR and, therefore, is affected by changes in market interest rates. We estimate that a 100-basis point increase in market interest rates on the actual borrowings in 2018 would have an immaterial impact on our interest expense. At December 31, 2018, the company had $14.2M of debt outstanding under the Texas Capital Credit Facility. The nature and amount of our borrowings can be expected to fluctuate as a result of business requirements, market conditions, and other factors. Due to our overall debt level and cash balance at December 31, 2018, anticipated cash flows from operations, and the various financial alternatives available to us, we do not believe that we currently have significant exposure to market risks associated with an adverse change in interest rates. At this time, we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound Sterling, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss). Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income (Loss). Transactions such as these amounted to $0.5 million pre-tax currency transaction gain in 2018 and $0.4 million in pre-tax currency transaction loss in 2017. At this time, we are not party to any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

We do not enter into derivative instruments for any purpose. We do not speculate using derivative instruments.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO, CFO, and Corporate Controller as appropriate to allow timely decisions regarding required disclosure.
Our management, including our CEO, CFO, and Corporate Controller evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2018, the end of the period covered by this Annual Report on form 10-K. Based upon such evaluation, our CEO, CFO, and Corporate Controller concluded that our disclosure controls and procedures were not effective solely due to the material weaknesses in our internal controls over financial reporting that are described below.
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

Management evaluated, under the supervision of our CEO, CFO, and Corporate Controller, the design and effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). Based on this assessment, management concluded that internal control over financial reporting was not effective because material weaknesses existed at December 31, 2018 as described below.

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

Control Activities and Information and Communication

We identified deficiencies in aggregate that constitute material weaknesses in two of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication and monitoring). In particular, controls related to the following were not effectively designed and implemented:

Information and Communication

•	We did not design and maintain effective controls to obtain, generate and communicate relevant and accurate information to support the function of internal control over financial reporting.

•	We did not use an adequate level of precision in our review of information used in certain controls.

These deficiencies create a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected on a timely basis. Further, the above material weakness contributed to the following additional material weakness at the control-activity level:

Revenue Recognition

Management did not design and maintain effective controls over the completeness and accuracy of data used to recognize and record revenue and related accounts such as accounts receivable, accrued revenue, contract assets, deferred revenue and related disclosures. We did not use an adequate level of precision in performance of controls over revenue.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

Improvements in the design and operating effectiveness of internal controls over financial reporting that we have affected to date have led to the successful remediation of several previously disclosed material weaknesses including monitoring, control environment and risk assessment. Other than the material weaknesses discussed above, and the successful remediation of previously disclosed material weaknesses related to monitoring, control environment and risk assessment, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management has been actively engaged in remediation efforts to address the material weaknesses throughout fiscal year 2018 and these efforts will continue into fiscal year 2019. We have made progress towards addressing the weakness in information and communication by preparing a comprehensive listing of applications and assessing each to determine its impact on financial reporting. We have identified and documented all the systems utilized as we redesigned processes and controls. We have documented which reports are used in the execution of controls.

Significant progress has been made towards addressing the weakness in revenue recognition. Walkthroughs have been performed for all significant revenue streams and flow charts have been completed to document these processes. Current key controls have been assessed and mapped to risks within the process. Additional key controls have been identified and designed. We have begun implementing new controls and enhancing the reviews and documentation of currently implemented controls.

We continue to work with the third-party specialists we engaged to review, document, and (as needed) supplement our controls, with the goal of designing and implementing controls that not only better address both the accuracy and precision of management's review, but also enhance our ability to manage our business as it has evolved. In 2018, significant progress was made in relation to the design and implementation of controls, however, there is still additional work to be done to completely remediate the material weakness. While we have made improvements to many of our control activities, management may determine that additional steps may be necessary to remediate the material weaknesses.

While we intend to resolve all the material control deficiencies discussed above, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective as a result of these efforts by any particular date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of Harte Hanks, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Harte Hanks, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 18, 2019 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses, which affected the information and communication and control activities components of internal control as defined by COSO. Management also identified material weaknesses over the accounting for revenue as management did not design and maintain effective controls over the completeness and accuracy of data used to recognize and record revenue and related accounts such as accounts receivable, accrued revenue, contract assets, deferred revenue, and controls related to revenue disclosures and the precision of management’s revenue review controls.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such financial statements.
/s/ DELOITTE & TOUCHE LLP
San Antonio, TX
March 18, 2019

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

The information to appear in our 2019 Proxy Statement under the caption "General Information - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporate herein by reference.

Directors and Executive Officers

The information required by this item regarding our directors and executive officers will be set forth in our 2019 Proxy Statement under the caption “Directors and Executive Officers” which information is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (Code of Ethics), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2019 Proxy Statement under the caption “Corporate Governance” which information is incorporated herein by reference.

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

Management Certifications

In accordance with the Sarbanes-Oxley Act of 2002 and SEC rules thereunder, our CEO and CFO have signed certifications under Sarbanes-Oxley Section 302, which are filed as exhibits to this Form 10-K. In addition, our CEO most recently submitted an annual certification to the NYSE under Section 303A.12(a) of the NYSE listing standards on September 17, 2018.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2019 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2019 Proxy Statement under the caption “Compensation Committee Report” is not deemed to be “filed” with the SEC or subject to the liabilities of the 1934 Act.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information at Year-End 2018

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2019 Proxy Statement under the caption “Executive Compensation - Equity Compensation Plan Information at Year-End 2018,” which information is incorporated herein by reference.

Beneficial Ownership

The information required by this item regarding security ownership of certain beneficial owners, management and directors will be set forth in our 2019 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of Directors

The information required by this item regarding director independence will be set forth in our 2019 Proxy Statement under the caption “Corporate Governance—Independence of Directors,” which information is incorporated herein by reference.

Certain Relationships and Related Transactions

The information required by this item regarding transactions with related persons, including our policies and procedures for the review, approval or ratification of related person transactions that are required to be disclosed under the SEC’s rules and regulations, will be set forth in our 2019 Proxy Statement under the caption “Corporate Governance—Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2019 Proxy Statement under the caption “Audit Committee and Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Harte Hanks, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2019 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
Change in Accounting Principle
As discussed in Note B to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2018 due to adoption of the new revenue standard. The Company adopted the new revenue standard using a modified retrospective approach.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Antonio, Texas
March 18, 2019
We have served as the Company’s auditor since 2016.

Harte Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$20,882	$8,397
Accounts receivable (less allowance for doubtful accounts of $430 at December 31, 2018 and $697 at December 31, 2017)	54,240	81,397
Contract assets	2,362	—
Inventory	448	587
Prepaid expenses	4,088	5,039
Prepaid income tax and income tax receivable	20,436	3,886
Other current assets	2,536	3,900
Total current assets	104,992	103,206
Property, plant and equipment
Buildings and improvements	15,737	16,821
Software	50,531	52,967
Equipment and furniture	80,230	84,747
Software development and equipment installations in progress	653	4,005
Gross property, plant and equipment	147,151	158,540
Less accumulated depreciation and amortization	(133,559)	(136,753)
Net property, plant and equipment	13,592	21,787
Other intangible assets (less accumulated amortization of $2,184 at December 31, 2017)	—	2,589
Other assets	6,591	3,230
Total assets	$125,175	$130,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	31,052	36,130
Accrued payroll and related expenses	6,783	10,601
Deferred revenue and customer advances	6,034	5,342
Customer postage and program deposits	6,729	11,443
Other current liabilities	3,564	3,732
Total current liabilities	54,162	67,248
Long-term debt	14,200	—
Pensions	62,214	59,338
Contingent consideration	—	33,887
Deferred tax liability, net	—	773
Other long-term liabilities	4,060	4,201
Total liabilities	134,636	165,447

Preferred stock, $1 par value, 1,000,000 shares authorized; 9,926 designated as Series A Convertible Preferred Stock; 9,926 shares of Series A Convertible Preferred Stock authorized, issued and outstanding at December 31, 2018	9,723	—

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized 12,115,055 shares issued at December 31, 2018 and 12,074,661 shares issued at December 31, 2017	12,115	12,075
Additional paid-in capital	453,868	457,186
Retained earnings	812,704	794,583
Less treasury stock, 5,854,980 shares at cost at December 31, 2018 and 5,864,641 shares at cost at December 31, 2017	(1,251,388)	(1,254,176)
Accumulated other comprehensive loss	(46,483)	(44,303)
Total stockholders’ deficit	(19,184)	(34,635)
Total liabilities, preferred stock and stockholders’ deficit	$125,175	$130,812

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
In thousands, except per share amounts	2018	2017
Operating revenues	$284,628	$383,906
Operating expenses
Labor	163,857	230,280
Production and distribution	100,253	109,090
Advertising, selling, general and administrative	34,212	40,384
Impairment of assets	4,888	34,510
Depreciation, software and intangible asset amortization	7,452	10,507
Total operating expenses	310,662	424,771
Operating loss	(26,034)	(40,865)
Other (income) and expenses
Interest expense, net	1,551	4,826
Gain on sale	(30,954)	—
Other, net	3,931	6,063
Total other (income) and expenses	(25,472)	10,889
Loss before income taxes	(562)	(51,754)
Income tax benefit	(18,112)	(9,894)
Net income (loss)	$17,550	$(41,860)
Less: Earnings attributable to participating securities	2,202	—
Less: Preferred stock dividends	457	—
Net Income (loss) attributable to common stockholders	$14,891	$(41,860)

Earnings (loss) per common share
Basic	$2.39	$(6.76)
Diluted	$2.38	$(6.76)

Weighted-average common shares outstanding:
Basic	6,237	6,192
Diluted	6,270	6,192

Comprehensive Income (loss), net of tax
Net income (loss)	$17,550	$(41,860)

Adjustment to pension liability	$(1,166)	$1,559
Foreign currency translation adjustments	(1,014)	316
Total other comprehensive income (loss), net of tax	(2,180)	1,875

Comprehensive income (loss)	$15,370	$(39,985)
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2018	2017
Cash Flows from Operating Activities
Net Income (loss)	$17,550	$(41,860)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of assets	4,888	34,510
Depreciation and software amortization	7,339	9,791
Intangible asset amortization	113	713
Stock-based compensation	(581)	2,662
Net pension cost	1,712	1,100
Interest accretion on contingent consideration	742	4,162
Deferred income taxes	(1,645)	(10,959)
Gain on sale	(32,760)	—
Gain on disposal of assets	(207)	(27)
Decrease in assets and liabilities, net of acquisitions:
Decrease in accounts receivable, net and contract assets	7,468	7,416
Decrease in inventory	139	251
(Increase) Decrease in prepaid expenses, income tax receivable and other current assets	(16,930)	710
Increase (Decrease) in accounts payable	9,248	(10,398)
Decrease in other accrued expenses and liabilities	(6,257)	(28,871)
Net cash provided by (used in) operating activities	(9,181)	(30,800)

Cash Flows from Investing Activities
Dispositions, net of cash transferred	3,929	—
Purchases of property, plant and equipment	(4,206)	(5,684)
Proceeds from the sale of property, plant and equipment	225	18
Net cash provided by (used in) investing activities	(52)	(5,666)

Cash Flows from Financing Activities
Borrowings	23,200	30,000
Repayment of borrowings	(9,000)	(30,211)
Debt financing costs	(591)	(635)
Issuance of common stock	(115)	(111)
Issuance of preferred stock, net of transaction fees	9,723	—
Payment of capital leases	(548)	(501)
Issuance of treasury stock	63	—
Net cash provided by (used) in financing activities	22,732	(1,458)

Effect of exchange rate changes on cash and cash equivalents	(1,014)	316
Net increase (decrease) in cash and cash equivalents	12,485	(37,608)
Cash and cash equivalents at beginning of year	8,397	46,005
Cash and cash equivalents at end of year	$20,882	$8,397

Supplemental disclosures
Cash paid for interest	$(199)	$(292)
Cash received (paid) for income taxes, net of refunds	$119	$(32,914)
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$1,108	$1,434
New capital lease obligations	$372	$57
See Accompanying Notes to Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Equity

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2016	$—	$12,044	$458,638	$837,316	$(1,259,164)	$(46,178)	$2,656
Cumulative effect of accounting change	—	—	1,050	(873)	—	—	177
Exercise of stock options and release of unvested shares	—	31	(30)	—	(112)	—	(111)
Stock-based compensation	—	—	2,457	—	—	—	2,457
Treasury stock issued	—	—	(4,929)	—	5,100	—	171
Net loss	—	—	—	(41,860)	—	—	(41,860)
Other comprehensive income	—	—	—	—	—	1,875	1,875
Balance at December 31, 2017	$—	$12,075	$457,186	$794,583	$(1,254,176)	$(44,303)	$(34,635)
Effect of change in accounting principle				571			571
Preferred Stock issued	9,723
Exercise of stock options and release of unvested shares	—	78	(159)	—	(34)	—	(115)
Rounding from reverse stock split	—	(38)	38				—
Stock-based compensation	—	—	(438)	—	—	—	(438)
Treasury stock issued	—	—	(2,759)	—	2,822	—	63
Net Income	—	—	—	17,550	—	—	17,550
Other comprehensive loss	—	—	—	—	—	(2,180)	(2,180)
Balance at December 31, 2018	$9,723	$12,115	$453,868	$812,704	$(1,251,388)	$(46,483)	$(19,184)
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note A — Overview and significant Accounting Policies

Background

Harte Hanks, Inc. ("Harte Hanks," "we," "our," or "us") is a purveyor of data-driven, omni-channel marketing and customer relationship solutions and logistics. The Company has robust capabilities that offer clients the strategic guidance they need across the customer data landscape as well as the executional know-how in database build and management, data analytics, digital media, direct mail, customer contact, client fulfillment and marketing and product logistics. Harte Hanks solves marketing, commerce and logistical challenges for some of the world's leading brands in North America, Asia-Pacific and Europe.

The Company operates as one reportable segment. Our Chief Executive Officer is considered to be our chief operating decision maker. He reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

Geographic Concentrations

Depending on the needs of our clients, our services are provided through an integrated approach through 23 facilities worldwide, of which 4 are located outside of the U.S.

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2018	2017
Revenue (1)
United States	$243,298	$330,944
Other countries	41,330	52,962
Total revenue	$284,628	$383,906

	December 31,
In thousands	2018	2017
Property, plant and equipment (2)
United States	$11,647	$18,789
Other countries	1,945	2,998
Total property, plant and equipment	$13,592	$21,787

(1)	Geographic revenues are based on the location of the service being performed.

(2)	Property, plant and equipment are based on physical location.

Consolidation

The consolidated financial statements and accompanying notes are prepared in conformity with accounting principles generally accepted in United States ("U.S. GAAP").

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

Revenue Recognition

We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services. We apply the following five-step revenue recognition model:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when (or as) we satisfy the performance obligation

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable, and trade payables. The fair value of the assets in our funded pension plan is disclosed in Note F, Employee Benefit Plans. Tradename and non-compete agreement intangible assets are disclosed in Note E, Goodwill and Other Intangible Assets. The summary of our acquisition related contingent consideration accounted for at fair value on a recurring basis is disclosed in Note M, Disposition.

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

	Year Ended December 31,
In thousands	2018	2017
Balance at beginning of year	$697	$1,028
Net charges to expense	131	192
Amounts recovered against the allowance	(398)	(523)
Balance at end of year	$430	$697

Inventory

Inventory, consisting primarily of print materials and operating supplies, is stated at the lower of cost (first-in, first-out method) or net realizable value.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The general ranges of estimated useful lives are:

Buildings and improvements	3	to	40 years
Software	2	to	10 years
Equipment and furniture	3	to	20 years

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We recorded a $3.8 million impairment of long-lived assets in 2018 and did not record an impairment of long-lived assets in 2017.

Capital lease assets are included in property, plant and equipment. Capital lease assets consisted of:

	December 31,
In thousands	2018	2017
Equipment and furniture	$2,658	$1,774
Less accumulated depreciation	(920)	(687)
Net book value	$1,738	$1,087

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share are based upon the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share are based upon the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents are calculated based on the assumed exercise of stock options and vesting of unvested shares using the treasury stock method.

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

The reserve is estimated using current claims activity, historical experience, and claims incurred but not reported. We use loss development factors that consider both industry norms and company specific information. Our liability is recorded at the estimate of the ultimate cost of claims at the balance sheet date. At December 31, 2018 and 2017, our reserve for healthcare, workers’ compensation, net, automobile, and general liability was $2.7 million and $3.5 million, respectively. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss). Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income (Loss).

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting, which supersedes ASC 505-50, Accounting for Distributions to Shareholders with Components of Stock and Cash and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. The ASU is effective for annual periods beginning after December 15, 2018, and the interim periods within those fiscal years with early adoption permitted after the entity has adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”). We are evaluating the effect that this will have on our consolidated financial statements and related disclosures.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendment ASU 2018-11, which requires all operating leases to be recorded on the balance sheet. The lessee will record a liability for its lease obligations (initially measured at the present value of the future lease payments not yet paid over the lease term, and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement). This ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This change was required to be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. In July 2018, the FASB approved an optional transition method to initially account for the impact of the adoption with a cumulative-effect adjustment to the retained earnings to the January 1, 2019, rather than the January 1, 2017, financial statements. This will eliminate the need to restate amounts presented prior to January 1, 2019. We will adopt the standard effective January 1, 2019, and we expect to elect this optional transition method, as well as certain practical expedients permitted under the transition guidance within the standard. We have selected a lease accounting system and have started the system implementation during the fourth quarter of 2018. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities. We expect that the impact on our total assets and liabilities to be material.

Recently adopted accounting pronouncements

Income taxes

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). This ASU amends certain Securities and Exchange Commission (SEC) material in Topic 740 for the income tax accounting implications of the recently issued Tax Reform. This guidance clarifies the application of

Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under Topic 740 for certain income tax effects of Tax Reform for the reporting period in which Tax Reform was enacted. See Note D, Income Taxes, for a discussion of the impacts of SAB 118 and this ASU.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted ASC 606 effective on January 1, 2018 using the modified retrospective method. Please see Note B, Revenue from Contracts with Customers, for the required disclosures related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Note B - Revenue from Contracts with Customers

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

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At December 31, 2018 and January 1, 2018, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by vertical market and key revenue stream. The following table summarizes revenue from contracts with customers for the twelve months ended December 31, 2018 by our key vertical markets:

In thousands	For the Twelve Months Ended December 31, 2018
B2B	$64,026
Consumer Brands	58,382
Financial Services	53,919
Healthcare	19,931
Retail	66,545
Transportation	21,825
Total Revenues	$284,628

The nature of the services offered by each key revenue stream are different. The following tables summarize revenue from contracts with customers for the twelve months ended December 31, 2018 by our four major revenue streams and the pattern of revenue recognition:

	For the Twelve Months Ended December 31, 2018
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$34,621	$1,138	$35,759
Database Marketing Solutions	31,684	3,526	35,210
Direct Mail, Logistics, and Fulfillment	128,372	6,989	135,361
Contact Centers	78,298	—	78,298
Total Revenues	$272,975	$11,653	$284,628

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
Agency and digital services performance obligations are satisfied over time and often offered on a project basis. We have concluded that the best approach of measuring the progress toward completion of the project-based performance obligations is the input method based on costs or labor hours incurred to date dependent upon whether costs or labor hours more accurately depict the transfer of value to the customer.

The variable consideration in these contracts primarily relates to time and material-based services and reimbursable out-of-pocket travel costs, both of which are estimated using the expected value method. For time and material-based contracts, we use the “as invoiced” practical expedient.
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
We charge our customers for certain data-related services at a fixed transaction-based rate, e.g., per thousand customer records processed. Because the quantity of transactions is unknown at the onset of a contract, our transaction price is variable, and we use the expected value method to estimate the transaction price. The uncertainty associated with the variable consideration generally resolves within a short period of time since the duration of these contracts is generally less than two months.
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
The majority of performance obligations offered within this revenue stream are satisfied over time and utilize the input or output method, depending on the nature of the service, to measure progress toward satisfying the performance obligation. For performance obligations where we charge customers a transaction-based fee, we utilize the output method based on the quantities fulfilled. Services provided through our fulfillment centers are typically priced at a per transaction basis and our contracts provide us the right to invoice for services provided and reflects the value to the customer of the services transferred to date. In most cases, we use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices. For our direct mail revenue stream, our contracts may include a promise to purchase postage on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize net consideration as revenue (consistent with legacy GAAP).
The variable consideration in our contracts results primarily from the transaction-based fee structure of some performance obligations with their total transaction quantities to be provided unknown at the onset of a contract, which is estimated using the expected value method.

Contact Centers
We operate tele-service workstations in the U.S., Asia and Europe to provide advanced contact center solutions such as: speech, voice and video chat, integrated voice response, analytics, social cloud monitoring, and web self-service.
Performance obligations are stand-ready obligations and satisfied over time. With regard to account management and SaaS, we use a time-elapsed output method. For performance obligations where we charge customers a transaction-based fee, we use the output method based on transaction quantities. In most cases, our contracts provide us the right to invoice for services provided, therefore, we generally use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices.

The variable consideration in our contracts results primarily from the transaction-based fee structure of some performance obligations with their total transaction quantities to be provided unknown at the onset of a contract, which is estimated using the expected value method.
Upfront Non-Refundable Fees
We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the estimated benefit period. The upfront non-refundable fees collected from customers were immaterial as of December 31, 2018.
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. After considering the above exemptions, the transaction prices allocated to unsatisfied or partially satisfied performance obligations as of December 31, 2018 totaled $0.7 million, which is expected to be recognized over the following 2 years as follows: $0.6 million in 2019 and $0.1 million in 2020.
Contract Balances
We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer's final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of January 1, 2018 and December 31, 2018:

In thousands	December 31, 2018	January 1, 2018
Contract assets	$2,362	$4,720
Deferred revenue and customer advances	6,034	5,906
Deferred revenue included in other long-term liabilities	578	341

Revenue recognized during the twelve months ended December 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $4.0 million. We recognized no revenues during the twelve months ended December 31, 2018, from performance obligations satisfied or partially satisfied in previous periods. During the twelve months ended December 31, 2018, we reclassified $4.7 million of contract assets to receivables as a result of the right to the transaction consideration becoming unconditional.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs. These costs are amortized to expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The remaining unamortized contract costs were $3.8 million as of December 31, 2018. For the periods presented, $0.1 million impairment was recognized in Q4 2018.

Financial Statement Impact of Adopting ASC 606

Upon the adoption of ASC 606 on January 1, 2018, we recorded a cumulative adjustment of $0.6 million, a net increase to opening retained earnings as of January 1, 2018. The following table shows the cumulative effect of the changes made to the accounts on the Consolidated Balance Sheet as of January 1, 2018 (in thousands):

	As Reported		Adjusted
	December 31, 2017	Cumulative Adjustments	January 1, 2018
ASSETS
Accounts receivable, net	81,397	(4,310)	77,087
Contract assets	—	4,720	4,720
Other current assets	3,900	373	4,273
Other assets	3,230	1,018	4,248

LIABILITIES
Deferred revenue and related expenses	5,342	564	5,906
Deferred income taxes	773	119	892
Other current liabilities	3,732	245	3,977
Other long-term liabilities	4,201	302	4,503

STOCKHOLDERS’ EQUITY
Retained earnings	794,583	571	795,154

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

Impact of New Revenue Guidance on Financial Statement Line Items

We identified the financial statement line items impacted by ASC 606 as compared to the pro-forma amounts had the legacy GAAP been in effect, as of and for the twelve months ended December 31, 2018, and these are summarized as follows:

Balance Sheet Financial Statement Line Items
The adoption of ASC 606 had the following impact on the Consolidated Balance Sheet as of December 31, 2018: an increase of $1.8 million and $1.3 million to reported total assets and reported retained earnings, respectively, and an increase in total reported liabilities of $0.5 million as compared to the pro-forma balance sheet which assumes legacy GAAP remained in effect as of December 31, 2018. The reported total assets increase was largely due to capitalized costs to obtain and fulfill contracts and contract assets recognized for performance obligations in our Database Marketing Solutions and Logistics businesses, of which revenues are recognized over time. The reported total liabilities increase was largely due to deferred revenue recognized for upfront non-refundable fee and accrued expenses associated with performance obligations in our Database Marketing Solutions and Logistics businesses.

Income Statement Financial Statement Line Items (Year Ended December 31, 2018)
The adoption of ASC 606 did not have a significant impact on our Consolidated Statements of Comprehensive Income/(Loss) for the twelve months ended December 31, 2018.
The adoption of ASC 606 had no significant impact on our cash flows from operations for the year ended December 31, 2018. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net income and various changes in working capital balances.

Note C — Long-Term Debt

As of December 31, 2018, we had $14.2 million borrowing incurred under Texas Capital Facility. We had no debt outstanding at
December 31, 2017.

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

On January 9, 2018, we entered into an amendment (the "First Amendment") to the Texas Capital Credit Facility. The First Amendment (i) increases the availability under the revolving credit facility from $20 million to $22 million and (ii) extends the Texas Capital Credit Facility one year to April 17, 2020. The Credit Facility remains collateralized by substantially all of our assets. Our fee for the collateral balance provided by HHS Guaranty, LLC also changed from an annual fee of $0.5 million to 2.0% of collateral actually pledged.

Pursuant to the First Amendment, the Texas Capital Credit Facility expires on April 17, 2020 at which point all outstanding principal amounts will be due. Harte Hanks can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused credit balances will accrue interest at 0.50%.

The Texas Capital Credit Facility is subject to customary covenants requiring insurance, legal compliance, payment of taxes, prohibition of second liens, and secondary indebtedness, as well as the filing of quarterly and annual financial statements. We were in compliance with all of the covenants of our credit facility at December 31, 2018.

Cash payments for interest were $0.2 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

Note D — Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2018	2017
Current
Federal	$(18,194)	$348
State and local	314	245
Foreign	1,413	472
Total current	$(16,467)	$1,065

Deferred
Federal	$(470)	$(9,886)
State and local	(181)	(747)
Foreign	(994)	(326)
Total deferred	$(1,645)	$(10,959)

Total income tax benefit	$(18,112)	$(9,894)

The U.S. and foreign components of income (loss) before income taxes were as follows:

	Year Ended December 31,
In thousands	2018	2017
United States	$(4,873)	$(49,731)
Foreign	4,311	(2,023)
Total loss from operations before income taxes	$(562)	$(51,754)

The differences between total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% for 2018 and 35% for 2017 to income (loss) before income taxes were as follows:

	Year Ended December 31,
In thousands	2018	2017
Computed expected income tax benefit	$(118)	$(18,114)
Goodwill impairment basis difference	—	6,000
Basis difference on sale of 3Q Digital	(11,937)	—
Net effect of state income taxes	(388)	(559)
Foreign subsidiary dividend inclusions	2,781	440
Foreign tax rate differential	189	187
Change in valuation allowance due to tax reform	—	(13,821)
Change in valuation allowance	3,383	2,265
Non-deductible interest	—	1,280
Loss from deemed liquidation of foreign subsidiary	(4,242)	—
Rate Benefit from Carryback of Capital Loss	(6,452)	—
Stock-based compensation shortfalls	437	1,373
Change in U.S. tax rate due to tax reform	—	10,391
Return to Provision	(1,835)	—
Other, net	70	664
Income tax benefit for the period	$(18,112)	$(9,894)

Total income tax benefit was allocated as follows:

	Year Ended December 31,
In thousands	2018	2017
Operations	$(18,112)	$(9,894)
Stockholders’ equity	—	755
Total	$(18,112)	$(9,139)

The U.S. Tax Cuts and Jobs Act (the "Tax Reform Act”) was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. The main impact of the Tax Reform Act on our financial statement is related to the re-measurement of deferred tax balances. We recognized the tax effects of the Tax Reform Act in the year ended December 31, 2017 and recorded a deferred tax benefit of $3.4 million due to the re-measurement of deferred tax balances to the new 21% corporate tax rate. We applied the guidance in the SAB 118 when accounting for the enactment-date effects of the Tax Reform Act in 2017 and throughout 2018. At December 31, 2018, we have now completed our accounting for all the enactment-date income tax effects of the Tax Reform Act. We did not record any adjustments to our provisional amounts in the year ended December 31, 2018.

The Tax Reform Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A Topic 740, No. 5 "Accounting for Global Intangible Low-Taxed Income," states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI as a current period expense when incurred.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Year Ended December 31,
In thousands	2018	2017
Deferred tax assets
Deferred compensation and retirement plan	$16,179	$15,017
Accrued expenses not deductible until paid	1,584	1,619
Employee stock-based compensation	780	1,757
Accrued payroll not deductible until paid	428	1,111
Accounts receivable, net	100	179
Investment in Foreign Subsidiaries, Outside Basis Difference	1,322	—
Goodwill	710	700
Other, net	142	290
Foreign net operating loss carryforwards	3,042	2,887
State net operating loss carryforwards	3,776	3,978
Foreign tax credit carryforwards	3,653	3,653
Federal net operating loss carryforwards	2,507	—
Total gross deferred tax assets	34,223	31,191
Less valuation allowances	(31,170)	(28,350)
Net deferred tax assets	$3,053	$2,841

Deferred tax liabilities
Property, plant and equipment	$(1,689)	$(1,941)
Goodwill and other intangibles	—	(701)
Prepaid Expenses	(331)	—
Other, net	(281)	(972)
Total gross deferred tax liabilities	(2,301)	(3,614)
Net deferred tax assets (liabilities)	$752	$(773)

A reconciliation of the beginning and ending balance of deferred tax valuation allowance is as follows:

In thousands
Balance at December 31, 2016	$40,148
Deferred Income Tax Expense	(1,227)
Return to Provision Impact	3,250
Impact of Tax Reform Act	(13,821)
Balance at December 31, 2017	$28,350
Deferred Income Tax Expense	3,383
Return to Provision Impact	(854)
Other comprehensive income	291
Balance at December 31, 2018	$31,170

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets was $31.2 million and $28.4 million at December 31, 2018 and 2017, respectively. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence such as changes in our growth projections.

We or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for years prior to 2013. For U.S. federal and foreign returns, we are no longer subject to tax examinations for years prior to 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

In thousands
Balance at December 31, 2016	$967
Settlements	(761)
Balance at December 31, 2017	$206
Settlements	(206)
Balance at December 31, 2018	$—

There is no balance of unrecognized tax benefits as of December 31, 2018. Any adjustments to this liability as a result of the finalization of audits or potential settlements would not be material.

We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss). We did not recognize any tax benefits for the reduction of accrued interest and penalties associated with the reduction of the liability for unrecognized tax benefits during the years ended December 31, 2018 and 2017.  We did not have any interest and penalties accrued at December 31, 2018 or 2017.

As of December 31, 2018, we had federal net operating loss carryforwards that are allowed to be carried forward indefinitely and available to reduce 80% of future taxable income in any given year.

Deferred income taxes have not been provided on the undistributed earnings of our foreign subsidiaries as these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. It is not practicable to estimate the amount of additional taxes which may be payable upon the distribution of these earnings. However, because of the provisions in the Tax Reform Act, the tax cost of repatriation is immaterial and limited to foreign withholding taxes, currency translation and state taxes.

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

Our accumulated goodwill impairment was $283.1 million and $283.1 million at December 31, 2018 and 2017, respectively.

The changes in the carrying amount of goodwill are as follows:

In thousands
Balance at December 31, 2016	$34,510
Purchase consideration	—
Impairment	(34,510)
Balance at December 31, 2017	$—
Impairment	—
Balance at December 31, 2018	$—

Other intangibles with definite useful lives relate to contact databases, client relationships, and non-compete agreements. They are amortized on a straight-line basis over their respective estimated useful lives, typically a period of 2 to 10 years, and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The changes in the carrying amount of other intangibles with definite lives are as follows:

In thousands
Balance at December 31, 2016	$3,302
Amortization	(713)
Balance at December 31, 2017	$2,589
Amortization	(113)
Disposition	$(2,476)
Balance at December 31, 2018	$—

Amortization expense related to other intangibles with definite useful lives was $0.1 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively. The intangible asset was fully amortized as of December 31, 2018.

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

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$187,036	$179,247
Interest cost	6,740	7,347
Actuarial (gain) loss	(12,021)	10,121
Benefits paid	(9,994)	(9,679)
Benefit obligation at end of year	$171,761	$187,036

Change in plan assets
Fair value of plan assets at beginning of year	126,013	116,725
Actual return on plan assets	(9,847)	17,292
Contributions	1,690	1,675
Benefits paid	(9,994)	(9,679)
Fair value of plan assets at end of year	$107,862	$126,013

Funded status at end of year	$(63,899)	$(61,023)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2018	2017
Other current liabilities	$1,685	$1,685
Pensions	62,214	59,338
Total	$63,899	$61,023

The following amounts have been recognized in accumulated other comprehensive loss, net of tax, at December 31:

In thousands	2018	2017
Net loss	$46,584	$45,418

Based on current estimates, we will be required to make $2.2 million contributions to our Qualified Pension Plan in 2019.

We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2019 other than to the extent needed to cover benefit payments. We expect benefit payments under this supplemental pension plan to total approximately $1.7 million in 2019.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

In thousands	2018	2017
Projected benefit obligation	$171,761	$187,036
Accumulated benefit obligation	$171,761	$187,036
Fair value of plan assets	$107,862	$126,013

The Restoration Pension Plan had an accumulated benefit obligation of $25.3 million and $27.6 million at December 31, 2018 and 2017, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for both plans:

	Year Ended December 31,
In thousands	2018	2017
Net Periodic Benefit Cost (Pre-Tax)
Interest cost	$6,740	$7,347
Expected return on plan assets	(6,094)	(7,328)
Recognized actuarial loss	2,754	2,754
Net periodic benefit cost	3,400	2,773

Amounts Recognized in Other Comprehensive Income (Loss) (Pre-Tax)
Net (gain) loss	1,166	(2,597)

Net cost recognized in net periodic benefit cost and other comprehensive (income) loss	$4,566	$176

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019 is $2.9 million. The period over which the net loss from the Qualified Pension Plan is amortized into net periodic benefit cost was the average future lifetime of all participants (approximately 23 years). The Qualified Pension Plan is frozen and almost all of the plan's participants are not active employees.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2018	2017
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.67%	4.21%
Expected return on plan assets	5.00%	6.50%

	December 31,
	2018	2017
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.35%	3.67%

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

The funded pension plan assets as of December 31, 2018 and 2017, by asset category, are as follows:

In thousands	2018	%	2017	%
Equity securities	$71,384	66%	$80,191	64%
Debt securities	22,134	21%	20,481	16%
Other	14,344	13%	25,341	20%
Total plan assets	$107,862	100%	$126,013	100%

The fair values presented have been prepared using values and information available as of December 31, 2018 and 2017.

The following tables present the fair value measurements of the assets in our funded pension plan:

In thousands	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$71,384	$71,384	$—	$—
Debt securities	22,134	22,134	—	—
Total investments, excluding investments valued at NAV	93,518	93,518	—	—
Investments valued at NAV (1)	14,344	—	—	—
Total plan assets	$107,862	$93,518	$—	$—

In thousands	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$80,191	$80,191	$—	$—
Debt securities	20,481	20,481	—	—
Total investments, excluding investments valued at NAV	100,672	100,672	—	—
Investments valued at NAV (1)	25,341	—	—	—
Total plan assets	$126,013	$100,672	$—	$—
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

The expected future benefit payments for both pension plans over the next ten years as of December 31, 2018 are as follows:

In thousands
2019	$10,133
2020	10,365
2021	10,606
2022	10,962
2023	11,251
2024-2028	57,856
Total	$111,173

We also sponsored a 401(k) - retirement plan in which we matched a portion of employees’ voluntary before-tax contributions prior to 2018. Under this plan, both employee and matching contributions vest immediately. We stopped this 401(k) match program in 2018. Total 401(k) expense for these matching payments recognized was $0.4 million and $3.0 million for years ending December 31, 2018 and 2017.

Note G — Stockholders’ Equity

Dividends

We did not pay any dividends in 2018 and 2017.

Share Repurchase

Under the stock repurchase program publicly announced in August of 2014, our Board provided authorization to spend up to $20.0 million to repurchase shares of our outstanding common stock. During 2018 and 2017, no shares of our common stock were purchased. We had $11.4 million remaining under the current authorization as of December 31, 2018. From 1997 through December 2018, we have paid more than $1.2 billion to repurchase 6.8 million shares under this program and previously announced programs.

Awardees of stock-based compensation may elect to have shares of common stock withheld from vested awards to meet tax obligations. These shares are returned to our treasury stock at the time of vesting. During 2018, we received 3,541 shares of our common stock, with an estimated market value of $0.03 million, from such arrangements.

Series A Convertible Preferred Stock

Harte Hanks is authorized to issue one million shares of preferred stock with a par value of $1.00. In January 2018, our board of directors designated a total of 9,926 shares of our preferred stock as our Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Each share of our Series A Preferred stock is convertible at any time at the option of the holder into the number of shares of common stock at the initial conversion price. Dividends on the Series A Preferred Stock are accrued at a rate of 5.0% per year or the rate that cash dividends were paid in respect to shares of common stock if such rate is greater than 5.0%. If Series A Preferred Stock is converted into the common stock, the accumulated dividends accrued is no longer payable. Holders of Series A Preferred Stock do not have voting rights, subject to certain exceptions.

On January 23, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro, LLC for gross proceeds of $9.9 million. Shares are convertible into 16.0% of our outstanding common stock on a pre-closing basis, priced at $9.91 per share of common stock. For so long as Wipro owns at least a majority of the preferred shares originally purchased or is the beneficial owner of at least 5% of the company's common stock, Wipro has the right to appoint one individual as a non-voting observer to the Board and under certain circumstances Wipro may appoint a board member to the board of directors. As of December 31, 2018, Wipro, LLC has designated an observer to the Board of Directors.

Note H — Stock-Based Compensation

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Income (Loss). For the years ended December 31, 2018 and 2017, we recorded total stock-based compensation expense from operations of $(0.6) million and $2.7 million, respectively.

We granted equity awards to our Chief Executive Officer, Chief Financial Officer and Chief Operations Officer in 2019, 2018 and 2017, as a material inducement for acceptance of such positions. These option, restricted stock, and performance unit awards were not submitted for stockholder approval and were separately listed with the NYSE.

In May 2013, our stockholders approved the 2013 Omnibus Incentive Plan ("2013 Plan"), pursuant to which we may issue up to 500,000 shares of stock-based awards to directors, employees, and consultants, as adjusted for the reverse stock split. The 2013 Plan replaced the stockholder-approved 2005 Omnibus Incentive Plan ("2005 Plan"), pursuant to which we issued equity securities to directors, officers, and key employees. No additional stock-based awards will be granted under the 2005 Plan, but awards previously granted under the 2005 Plan will remain outstanding in accordance with their respective terms. As of December 31, 2018 and 2017, there were 0.2 million and 0.1 million shares available for grant under the 2013 Plan.

Stock Options

Options granted under the 2013 Plan or as inducement awards have an exercise price equal to the market value of the common stock on the grant date. These options become exercisable in 25% increments on the first four anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. Options to purchase 34 thousand shares granted as inducement awards were outstanding at December 31, 2018, with exercise prices ranging from $7.40 to $60.40 per share. Options to purchase 42 thousand shares granted under 2013 Plan awards were outstanding at December 31, 2018, with exercise prices ranging from $7.40 to $119.00 per share.

Options under the 2005 Plan were granted at exercise prices equal to the market value of the common stock on the grant date. All such awards have met their respective vesting dates. Options to purchase 95 thousand shares were outstanding under the 2005 Plan as of December 31, 2018, with exercise prices ranging from $7.40 to $123.10 per share.

Options issued through March 2015 vest in full (to the extent not previously vested) upon a change in control, as defined in the applicable equity plan. Options granted to officers after April 2015 vest in full upon a change in control if such options are not assumed or replaced by a publicly-traded successor with an equivalent award (as defined in such officers’ change in control severance agreements). Additionally, 25% of the inducement options granted to the former Chief Executive Officer will vest (if not previously vested) in the event her employment is terminated without cause, or if she terminates her employment for good reason

(as such terms are defined in her employment agreement). However, following the August 2018 resignation of our former CEO, her unvested stock option was forfeited according to her separation agreement with the Company and resulted in $0.1 million credit to stock compensation expense.

The following summarizes all stock option activity during the years ended December 31, 2018 and 2017:

In thousands	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at December 31, 2016	370,547	$77.23

Granted in 2017	33,855	10.00
Exercised in 2017	—	—		—
Unvested options forfeited in 2017	(9,872)	73.31
Vested options expired in 2017	(85,563)	110.44
Options outstanding at December 31, 2017	308,967	$60.80

Granted in 2018	14,821	7.40
Exercised in 2018	—	—		—
Unvested options forfeited in 2018	(61,286)	37.13
Vested options expired in 2018	(91,133)	68.28
Options outstanding at December 31, 2018	171,369	$60.66	4.56	—

Vested and expected to vest at December 31, 2018	171,369	$60.66	4.56	—

Exercisable at December 31, 2018	128,105	$76.48	3.13	—

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2018. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2018 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2018:

Range of Exercise Prices			Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$7.40	-	60.40	84,502	$30.91	5.31	44,289	$50.77
$72.50	-	119.00	84,467	88.65	3.88	81,416	89.10
$123.10	-	123.10	2,400	123.10	2.10	2,400	123.10
			171,369	$60.66	4.56	128,105	$76.48

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model based on the following weighted-average assumptions used for grants during 2018 and 2017:

	Year Ended December 31,
	2018	2017
Expected term (in years)	5.23	6.25
Expected stock price volatility	55.07%	53.70%
Risk-free interest rate	2.96%	2.16%

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

The weighted-average fair value of options granted during 2018 and 2017 was $3.55 and $5.32, respectively. As of December 31, 2018, there was $0.2 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.85 years.

Cash Stock Appreciation Rights

In 2016 and 2017 the Board approved grants of cash settling stock appreciation rights under the 2013 Plan. Cash stock appreciation rights vest in 25% increments on the first four anniversaries of the date of grant and expire after 10 years. Cash stock appreciation rights settle solely in cash and are treated as a liability.

The following summarizes all cash stock appreciation rights during the year ended December 31, 2018:

	Number of Units	Weighted- Average Grant Price	Weighted-Average Remaining Contractual Term (Years)
Cash stock appreciation rights outstanding at December 31, 2016	—	$—

Granted in 2017	86,618	9.70
Exercised in 2017	—	—
Forfeited in 2017	—	—
December 31, 2017	86,618	$9.70	9.48

Granted in 2018	—	—
Exercised in 2018	—	—
Expired in 2018	(11,090)	9.70
Forfeited in 2018	(62,852)	9.70
Cash stock appreciation rights outstanding at December 31, 2018	12,676	$9.70	8.48

Vested balance at December 31, 2018	3,169	$9.70	8.48

The fair value of each cash stock appreciation right is estimated on the date of grant using the Black-Scholes Option-Pricing Model and is revalued at the end of each period. Changes in fair value are recorded to the income statement as changes to expense. As of December 31, 2018, there was $0.0 million of total unrecognized compensation cost related to unvested cash stock appreciation right grants.

Restricted Stock Units

Restricted stock units granted as inducement awards or under the 2013 Plan vest in three equal increments on the first three anniversaries of their date of grant. Restricted stock units settle solely in common stock and are treated as equity. Outstanding restricted stock units granted to officers as inducement awards or under the 2013 Plan vest in full (to the extent not previously vested) upon a change in control if such unvested shares are not assumed or replaced by a publicly-traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

The following summarizes all restricted stock units' activity during 2018 and 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares outstanding at December 31, 2016	94,543	$37.59

Granted in 2017	160,962	9.81
Vested in 2017	(40,979)	41.39
Forfeited in 2017	(13,304)	27.84
Unvested shares outstanding at December 31, 2017	201,222	$15.23

Granted in 2018	72,549	9.51
Vested in 2018	(56,219)	19.28
Forfeited in 2018	(110,137)	14.54
Unvested shares outstanding at December 31, 2018	107,415	$9.98

The fair value of each restricted stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant. As of December 31, 2018, there was $0.9 million of total unrecognized compensation cost related to restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 2.24 years.

Phantom Stock Units

In 2016 and 2017, the Board approved grants of phantom stock units under the 2013 Plan. Phantom stock units vest in 25% increments on the first four anniversaries of the date of grant. Phantom stock units settle solely in cash and are treated as a liability. Grants of phantom stock units made to officers under the 2013 Plan vest in full (to the extent not previously vested) upon a change in control if they are not assumed or replaced by a publicly-traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

The following summarizes all phantom stock unit activity during 2018 and 2017:

	Number of Units	Weighted- Average Grant Date Fair Value
Phantom stock units outstanding at December 31, 2016	53,164	$26.90

Granted in 2017	56,000	9.70
Vested in 2017	(12,483)	26.90
Forfeited in 2017	(14,644)	22.63
Phantom stock units outstanding at December 31, 2017	82,037	$15.92

Granted in 2018	—	—
Vested in 2018	(19,992)	17.85
Forfeited in 2018	(29,234)	16.32
Phantom stock units outstanding at December 31, 2018	32,811	$14.39

The fair value of each phantom stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period. As of December 31, 2018, there was $0.1 million of total unrecognized compensation cost related to phantom stock units. This cost is expected to be recognized over a weighted average period of approximately 2.15 years.

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

The following summarizes all performance stock unit activity during 2018 and 2017:

	Number of Units	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at December 31, 2016	84,430	$25.56

Granted in 2017	89,124	9.95
Settled in 2017	—	—
Forfeited in 2017	(10,494)	47.90
Performance stock units outstanding at December 31, 2017	163,060	$15.59

Granted in 2018	11,904	8.40
Settled in 2018	—	—
Forfeited in 2018	(136,435)	16.40
Performance stock units outstanding at December 31, 2018	38,529	$10.50

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2018, there was $0.2 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 1 year.

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

The following summarizes all performance stock unit activity during 2018 and 2017:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Cash performance stock units outstanding at December 31, 2016	44,397	$26.90

Granted in 2017	109,887	10.10
Settled in 2017	—	—
Forfeited in 2017	(3,778)	26.90
Cash performance stock units outstanding at December 31, 2017	150,506	$14.63

Granted in 2018	—	—
Settled in 2018	—	—
Forfeited in 2018	(146,728)	14.32
Cash performance stock units outstanding at December 31, 2018	3,778	$26.90

The fair value of each cash performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2018, there was $0.0 million of total unrecognized compensation cost related to performance stock units.

Note I — Commitments and Contingencies

At December 31, 2018, we had letters of credit in the amount of $2.8 million backed by cash collateral. No amounts were drawn against these letters of credit at December 31, 2018. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

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

We are also currently subject to various legal proceedings in the course of conducting our businesses and, from time to time, we may become involved in additional claims and lawsuits incidental to our businesses. In the opinion of management, after consultation with counsel, none of these matters is currently considered to be reasonably possible of resulting in a material adverse effect on our consolidated financial position or results of operations. Nevertheless, we cannot predict the impact of future developments affecting our pending or future claims and lawsuits and any resolution of a claim or lawsuit within a particular fiscal quarter may adversely impact our results of operations for that quarter. We expense legal costs as incurred, and all recorded legal liabilities are adjusted as required as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel, (ii) our previous experience, and (iii) the decision of our management as to how we intend to respond to the complaints.

Note J — Leases

We lease real estate and certain equipment under numerous lease agreements, most of which contain some renewal options. The total rent expense applicable to operating leases was $11.6 million and $13.1 million for the years ended December 31, 2018 and 2017.

Step rent provisions and escalation clauses, normal tenant improvements, rent holidays, and other lease concessions are taken into account in computing minimum lease payments. We recognize the minimum lease payments on a straight-line basis over the minimum lease term.

The future minimum rental commitments for all non-cancelable operating leases with terms in excess of one year as of December 31, 2018 are as follows:

In thousands
2019	$9,645
2020	8,815
2021	7,425
2022	5,456
2023	2,349
Thereafter	1,328
Total	$35,018

We also lease certain equipment and software under capital leases. Our capital lease obligations at year-end were as follows:

In thousands	2018	2017
Current portion of capital leases	$748	$506
Long-term portion of capital leases	676	486
Total capital lease obligation	$1,424	$992

The future minimum lease payments for all capital leases operating as of December 31, 2018 are as follows:

In thousands
2019	$748
2020	307
2021	131
2022	133
2023	104
Thereafter	—
Total	$1,423

Note K — Earnings (Loss) Per Share

In periods in which the company has net income, the company is required to calculate earnings (loss) per share ("EPS") using the two-class method. The two-class method is required because the company's preferred stock is considered a participating security with objectively determinable and non-discretionary dividend participation rights. Preferred stockholders have the right to participate in dividends above their five percent dividend rate should the company declare dividends on its Common Stock at a dividend rate higher than the five percent (on an as-converted basis). Under the two-class method, undistributed and distributed earnings are allocated on a pro-rata basis to the common and the preferred stockholders. The weighted-average number of common and preferred stock outstanding during the period is then used to calculate EPS for each class of shares.

In periods in which the company has a net loss, basic loss per share is calculated using the treasury stock method. The treasury stock method is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the two-class calculation is anti-dilutive.

Reconciliations of basic and diluted EPS are as follows:

	Year Ended December 31,
In thousands, except per share amounts	2018	2017
Numerator:
Net income (loss)	$17,550	$(41,860)
Less: Preferred stock dividend	457	—
Less: Earnings attributable to participating securities	2,202	—
Numerator for basic EPS: income/(loss) attributable to common stockholders	14,891	$(41,860)

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	2,202	—
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(2,191)	—
Numerator for diluted EPS	$14,902	$(41,860)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,237	6,192

Effect of dilutive securities:
Unvested shares	33	—
Diluted EPS denominator	6,270	6,192

Basic earnings (loss) per common share	$2.39	$(6.76)
Diluted earnings (loss) per common share	$2.38	$(6.76)

For the purpose of calculating the shares used in the diluted EPS calculations, 0.2 million and 0.3 million anti-dilutive options have been excluded from the EPS calculations for the years ended December 31, 2018 and 2017. 0.1 million and 0.1 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the years ended December 31, 2018 and 2017, respectively.

Note L — Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Year Ended December 31,
In thousands	2018	2017
Net income (loss)	$17,550	$(41,860)

Other comprehensive income (loss):
Adjustment to pension liability	(1,166)	2,597
Tax (expense) benefit	—	(1,038)
Adjustment to pension liability, net of tax	(1,166)	1,559
Foreign currency translation adjustment	(1,014)	316
Total other comprehensive income (loss)	$(2,180)	$1,875

Total comprehensive income (loss)	$15,370	$(39,985)

Changes in accumulated other comprehensive income (loss) by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2016	$(46,977)	$799	$(46,178)
Other comprehensive loss, net of tax, before reclassifications	—	316	316
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,559	—	1,559
Net current period other comprehensive income (loss), net of tax	1,559	316	1,875
Balance at December 31, 2017	$(45,418)	$1,115	$(44,303)
Other comprehensive loss, net of tax, before reclassifications	—	(1,014)	(1,014)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,166)	—	(1,166)
Net current period other comprehensive income (loss), net of tax	(1,166)	(1,014)	(2,180)
Balance at December 31, 2018	$(46,584)	$101	$(46,483)

Reclassification amounts related to the defined pension plans are included in the computation of net period pension benefit cost (see Note F, Employee Benefit Plans).

Note M — Disposition

On February 28, 2018, we completed the sale of 3Q Digital to an entity owned by certain former owners of the 3Q Digital business. Consideration for the sale included $5.0 million in cash proceeds, subject to certain working capital adjustments, and up to $5.0 million in additional consideration if the 3Q Digital business is sold again (provided certain value thresholds are met). The $35 million contingent consideration obligation that was related to our acquisition of 3Q Digital in 2015 was assigned to the buyer, therefore relieving us of the obligation. In addition, the identified intangible assets with definite lives for client relationships and non-compete agreements were written-off as a component of the gain on sale.

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

A reconciliation of accrued balances of the contingent consideration using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Fair Value
Accrued contingent consideration liability as of December 31, 2017	$33,887
Accretion of interest	742
Disposition	$(34,629)
Accrued earnout liability as of December 31, 2018	$—

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

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro's option into 1,001,614 shares, or 16% of our Common Stock), for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

During 2018, we recorded an immaterial amount of revenue for services we provided to Wipro.

During the twelve months ended December 31, 2018 and 2017, we recorded $12.3 million and $5.6 million of expense, respectively, in technology-related services and lease expense for a facility Wipro provided to us.

During the twelve months ended December 31, 2018, we capitalized $2.3 million of costs ($2.1 million of which was included in the asset impairment charge for the year ended December 31, 2018), for internally developed software services received from Wipro. These remaining capitalized costs are included in Other Assets on the Consolidated Balance Sheet as of December 31, 2018.

As of December 31, 2018 and 2017, we had a trade payable due to Wipro of $5.0 million and $2.2 million, respectively. As of December 31, 2018, we had an immaterial amount in trade receivables due from Wipro for services provided in 2017 but invoiced in 2018 and no trade receivables due from Wipro as of December 31, 2017.

As described in “Note C- Long-Term Debt", the Company’s Texas Capital Credit Facility is secured by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of our founders). Pursuant to the Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated January 9, 2018, between HHS Guarantee. LLC and the Company, HHS Guarantee, LLC has the right to appoint one representative director to the Board of Directors. Currently, David L. Copeland serves as the HHS Guarantee, LLC representative on the Board of Directors.

Note O — Selected Quarterly Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In thousands, except per share amounts	2018	2017	2018	2017	2018	2017	2018	2017
Revenues	$81,198	$94,894	$69,633	$94,722	$63,588	$94,424	$70,209	$99,866

Operating income (loss)	(5,035)	(6,342)	(6,308)	(1,791)	(10,353)	950	(4,338)	(33,682)

Income (loss) before income taxes	23,849	(8,862)	(7,318)	(4,852)	(11,421)	(2,098)	(5,673)	(35,942)

Net income (loss)	$32,629	$(7,386)	$(6,734)	$(2,653)	$(9,984)	$(2,480)	$1,639	$(29,341)

Basic earnings (loss) per common share	$5.24	$(1.20)	$(1.10)	$(0.43)	$(1.62)	$(0.40)	$0.21	$(4.73)
Diluted earnings (loss) per common share	$4.67	$(1.20)	$(1.10)	$(0.43)	$(1.62)	$(0.40)	$0.21	$(4.73)

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

2.2
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

2.3
3Q Agreement, dated May 1, 2017, by and between Harte Hanks, Inc. and 3Q Digital, Inc. and Maury Domengeaux, as representative to the former stockholders and option holders of 3Q Digital, Inc. (filed as Exhibit 2.1 to the company's Form 8-K dated May 4, 2017

2.4	Purchase and Sale Agreement, dated February 28, 2018 among Harte Hanks, Inc., 3Q Digital, Inc. and 3Q Digital Holdings, Inc. (filed as Exhibit 2.1 to the company's Form 8-K dated March 6, 2018)

Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Fifth Amended and Restated Bylaws (filed as Exhibit 3.1 to the company’s Form 8-K dated December 23, 2015).

3(c)	Certificate of Amendment of Incorporation dated January 31, 2018 (filed as Exhibit 3.2 to the company’s Form 8-A/A dated January 31, 2018).

3(d)	Certificate of Designation of Series A Preferred Stock of Harte Hanks, Inc. (filed as Exhibit 3.1 to the company's form 8-K dated January 29, 2018).

Credit Agreements

10.1(a)	Waiver to Credit Agreement dated November 8, 2016, with Wells Fargo Banks, N.A., as Administrative Agent (filed as Exhibit 10.1 in the company's Form 10-Q dated November 9, 2016).

10.1(b)	Credit Agreement dated April 17, 2017, with Texas Capital Bank, N.A., as lender (filed as Exhibit 10.1 to the company's form 8-K dated April 21, 2017).

10.1(c)	Waiver to Credit Agreement dated August 14, 2017, with Texas Capital Bank, N.A., as lender (filed as Exhibit 10.1 to the company's form 10-Q dated August 17, 2017).

10.1(d)
First Amendment to Credit Agreement, dated January 9, 2018, between Harte Hanks, Inc. and Texas Capital Bank, National Association (filed as Exhibit 10.1 to the company's form 8-K dated January 10, 2018).

10.1(e)
First Amendment to Security Agreement, dated January 9, 2018, between Harte Hanks, Inc. and Texas Capital Bank, National Association (filed as Exhibit 10.2 to the company's form 8-K dated January 10, 2018).

10.1(f)	Revolving Promissory Note, dated January 9, 2018, by Harte Hanks, Inc. in favor of Texas Capital Bank, National Association (filed as Exhibit 10.3 to the company's form 8-K dated January 10, 2018).

10.1(g)
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

10.2(d)	Form of 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.2(i) to the company’s Form 10-K dated March 7, 2012).

10.2(e)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.2(j) to the company’s Form 10-K dated March 7, 2012).

10.2(f)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2(k) to the company’s Form 10-K dated March 7, 2012).

10.2(g)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.2(l) to the company’s Form 10-K dated March 7, 2012).

10.2(h)	Summary of Non-Employee Directors’ Compensation (included within the company’s Schedule of 14A proxy statement filed April 11, 2016).

10.2(i)	Harte Hanks, Inc. 2013 Omnibus Incentive Plan (filed as Annex A to the company’s Schedule 14A proxy statement filed April 15, 2013).

10.2(j)	Form of 2013 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.4 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(k)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (General) (filed as Exhibit 10.1 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(l)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (Director) (filed as Exhibit 10.2 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(m)	Form of 2013 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(n)	Form of 2013 Omnibus Incentive Plan Performance Restricted Stock Unit Award Agreement

10.2(o)	First Amendment to the Harte Hanks, Inc. Amended & Restated Restoration Pension Plan, dated October 11, 2016 (filed as Exhibit 10.1 to the company's Form 8-K dated October 14, 2016).

10.2(p)	Form of Restricted Stock Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.2 to the company's Form 8-K dated November 17, 2017).

10.2(q)	Form of Non-Qualified Stock Option Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.3 to the company's Form 8-K dated November 17, 2017).

10.2(r)	Form of Performance Unit Award Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.4 to the company's Form 8-K dated November 17, 2017).

10.2(s)	Securities Purchase Agreement, dated January 23, 2018, by and between Harte Hanks, Inc. and Wipro, LLC (filed as Exhibit 10.1 to the company's Form 8-K dated January 29, 2018).

10.2(t)	Form of Registration Rights Agreement (filed as Exhibit 10.2 to the company's Form 8-K dated January 29, 2018).

Executive Officer Employment-Related and Separation Agreements

10.3(a)	Form of Severance Agreement between the company and its Executive Officers (filed as Exhibit 99.3 to the company’s Form 8-K, dated February 2, 2018).

10.3(b)	Form of Employment Restrictions Agreement signed by the Corporate Officers of the company (filed as Exhibit 10.3 to the company’s Form 8-K dated March 15, 2011).

10.3 (c)	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.1 to the company’s 8-K dated August 2, 2012).

10.3 (d)	Form of Severance Agreement between the company and certain of its officers (filed as Exhibit 10.6 to the company’s 8-K dated June 11, 2013).

10.3 (e)	Executive Severance Policy applicable to the company’s executive officers and certain others (filed as Exhibit 10.1 to the company’s Form 8-K, dated January 30, 2015).

10.3(f)	Retention Bonus Agreement applicable to the company's executive officers (filed as Exhibit 10.1 to the company's Form 8-K, dated July 9, 2015).

10.3(g)	Separation Agreement dated August 28, 2018 between the company and Karen Puckett (filed as 8-K dated August 28, 2018
10.3(h)	Employment Agreement between the company and Timothy E. Breen dated January 4, 2019 (filed as Form 8-K, dated January 7, 2019).

10.3(i)	Promotion Agreement between the company and Andrew Harrison dated January 4, 2019 (filed as Form 8-K, dated January 7, 2019).
10.3(j)	Employment Agreement between the company and Mark Del Priore dated January 16, 2019 (filed as Form 8-K, dated January 17, 2019).

10.3(k)	Form of Amendment to Service Agreement (filed as Exhibit 99.2 to the company's Form 8-K, dated February 2, 2018)

Material Agreements

10.4(a)
Cooperation Agreement, dated July 18, 2017, by and among Harte Hanks, Inc., Sidus Investment Management, LLC, Sidus Investment Partners, L.P., Sidus Double Alpha Fund, L.P., Sidus Double Alpha Fund, Ltd., Sidus Advisors, LLC, Michael J. Barone and Alfred V. Tobia, Jr. (filed as Exhibit 10.1 to the company's Form 8-K dated July 19, 2017)

10.4 (b)
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

HARTE HANKS, INC.

By:	/s/ Timothy E. Breen
Timothy E. Breen
Chief Executive Officer

Date:	March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy E. Breen	/s/ Mark A. Del Priore
Timothy E. Breen	Mark A. Del Priore
Director, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: March 18, 2019	Date: March 18, 2019

/s/ Laurilee Kearnes	/s/ Alfred V. Tobia, Jr.
Laurilee Kearnes	Alfred V. Tobia, Jr., Chairman
Vice President, Finance and Corporate Controller	Date: March 18, 2019
Date: March 18, 2019

/s/ David L. Copeland	/s/ Evan Behrens
David L. Copeland, Director	Evan Behrens, Director
Date: March 18, 2019	Date: March 18, 2019

/s/ Maureen O'Connell	/s/ John H. Griffin, Jr.
Maureen O'Connell, Director	John H. Griffin Jr., Director
Date: March 18, 2019	Date: March 18, 2019

/s/ Melvin L. Keating
Melvin L. Keating, Director
Date: March 18, 2019