Form 10-K/A
period 2019-04-02
HARTE HANKS INC
filed 2019-04-30
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

•	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018

•	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number: 001-07120
HARTE HANKS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	74-1677284
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

9601 McAllister Freeway, Suite 610, San Antonio, Texas 78216
(Address of principal executive offices, including zipcode)
(210) 829-9000
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange (“NYSE”)

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

4840-5231-1439
43938.00000

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
Documents incorporated by reference: See “Explanatory Note.”

Explanatory Note
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2019 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K and to update the Exhibit Index contained in Part IV, Item 15 of the Original Filing to reflect exhibits previously filed. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
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

HARTE HANKS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
Part III

All common stock, equity, share, and per share amounts have been retroactively adjusted to reflect a one-for-ten reverse stock split which was effective January 31, 2018.

This Amendment No. 1 on Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “anticipate,” “believe,” “expect,” “estimate,” “project,” “suggest,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in “Item 1A. Risk Factors.” in the Original Filing. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act and related rules of the SEC require our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. As with many public companies, we provide assistance to our directors and executive officers in making their Section 16(a) filings pursuant to powers of attorney granted by our insiders. To our knowledge, based solely on our review of the copies of Section 16(a) reports received by us with respect to 2018, including those reports that we have filed on behalf of our directors and executive officers pursuant to powers of attorney, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, officers and persons who own more than 10% of a registered class of our equity securities have been satisfied on a timely basis.
Directors
The following persons are our current directors:

Name	Age	Principal Position	Director Since
Evan Behrens	49	Director	2019
Timothy E. Breen	47	Director, President and Chief Executive Officer	2018
David L. Copeland	63	Director	1996
John H. Griffin, Jr.(1)	58	Director, Vice Chairman of the Board	2018
Melvin L. Keating(1)(2)	72	Director	2017
Maureen E. O’Connell(1)(2)(3)	57	Director	2018
Alfred V. Tobia, Jr.(3)	54	Director, Chairman of the Board	2017

(1)    Audit Committee member
(2)    Compensation Committee member
(3)    Nominating and Governance Corporate Committee member
Evan Behrens has served as a director of Harte Hanks since March 2019. Mr. Behrens currently serves as Managing Partner of B Capital Advisors, LLC, an investment firm. Previously, Mr. Behrens served as Senior Vice President of Business Development at SEACOR Holdings from January 2008 to May 2017, where he served as the Chairman of the Board of Trailer Bridge Inc. and was the Managing Member of Illinois Corn Processors Inc. Prior to joining SEACOR Holdings, Mr. Behrens served as a partner at Level Global Investors and, prior to that, founded and managed B Capital Advisors (formerly Behrens Rubinoff Capital Partners). Mr. Behrens has previously worked as a Senior Portfolio Manager at SAC Capital managing both equity and credit portfolios and contributed in a research capacity at Odyssey Partners/Ulysses Management. Mr. Behrens currently serves on the boards of directors of SEACOR Marine Holdings Inc. and Oppenheimer Holdings Inc. Previously, Mr. Behrens served as a board member of Continental Insurance Group, Ltd, Penford Corporation, Global Marine Systems Limited, and Stemline Therapeutics. Mr. Behrens obtained an A.B. degree in Political Science from the University of Chicago.
We believe Mr. Behrens’s qualifications for our Board include his professional experience in investments and business development and his extensive experience as a director on the boards of both public and private companies.
Timothy E. “Bant” Breen has served as a director of Harte Hanks since June 2018 and as President and Chief Executive Officer since January 2019. In November 2011, Mr. Breen founded Qnary LLC, a global provider of digital reputation growth solutions for professionals and brands, where he continues to serve as chairman and Chief Executive Officer. Previously, Mr. Breen was the Worldwide Chief Executive Officer of Interpublic Group’s global search and social media agency Reprise from July 2010 through November 2011. From January 2008 through July 2010, Mr.

Breen served as president of worldwide digital communications of Initiative Worldwide at Interpublic Group. Before that role, Mr. Breen served is a variety of other leadership positions at Interpublic Group, Dentsu and Publicis Groupe in locations across North America, Europe and Asia.
As our Chief Executive Officer, Mr. Breen provides valuable insight to our Board on our day-to-day operations and finances. In addition, we believe that Mr. Breen’s professional experience and thought leadership in advertising and agency services, a core part of the company’s business, provide valuable insight to the Board on these industries and our strategic initiatives.
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
We believe that Mr. Copeland’s qualifications for our Board include his experience serving on various committees for a publicly traded financial holding company. We also believe he offers us extensive knowledge of financial instruments, financial and economic trends and accounting expertise from serving as president of SIPCO, Inc. and on the audit committee of First Financial Bankshares. Mr. Copeland, a certified public accountant and a chartered financial analyst, would qualify as a financial expert for our audit committee if independent.
John H. “Jack” Griffin, Jr. has served as a director of Harte Hanks since July 2018 and Vice Chairman since April 2019. He was a member of the Harte Hanks Office of the Chief Executive Officer (the “Office of the CEO”) from August 2018 to January 2019. Mr. Griffin has served as Managing Director at Oaklins DeSilva+Phillips, an advisory firm in New York City focused on mid-market M&A transactions, valuations and restructurings for firms in media, marketing services, information, education and health care communications, since 2016. Previously, as Chief Executive Officer and director of Tribune Publishing Company (from 2014-2016), Mr. Griffin led the spin-off of the Newspaper Division from Tribune Company into a separate publicly-traded company. Before Tribune, Mr. Griffin founded and served as Chief Executive Officer of Empirical Media LLC, a consulting firm that assisted legacy media companies with digital transition, restructuring and strategic planning, from 2012-2014. Mr. Griffin was previously CEO of Time Inc. and spent a dozen years at Meredith Corporation in senior executive capacities.
We believe that Mr. Griffin’s qualifications for our Board include his proven success as both an operator of and advisor to companies undergoing restructuring and reengineering solutions, along with his demonstrated record achieving and exceeding financial targets in demanding private and public company environments. In addition, the experience Mr. Griffin gained as a member of the Office of the CEO will enable him to provide the Board with additional insight into the Company’s operations, strategic initiatives and personnel.
Melvin L. Keating has served as a director of Harte Hanks since July 2017. He was a member of Harte Hanks Office of the CEO from August 2018 to January 2019. Mr. Keating is currently a consultant, and as such has provided investment advice and other services to private equity firms since November 2008. Since September 2015, he has been a director of Agilysys Inc., a leading technology company that provides innovative software for point-of-sale (POS), property management, inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services to the hospitality industry. Mr. Keating also currently serves as a director of MagnaChip Semiconductor Corp., a designer and manufacturer of analog and mixed-signal semiconductor products for consumer, communication, computing, industrial, automotive and IoT applications. From 2005 to October 2008, he served as the President and Chief Executive Officer of Alliance Semiconductor Corp., a manufacturer and seller of semiconductors. During the course of his career, Mr. Keating also served on the boards of directors of the following public companies: Red Lion Hotels Corp, where he was Chairman of the Board; API Technologies Corp.; Integrated Silicon Solutions Inc.; Tower Jazz Semiconductor Ltd.; Integral Systems, Inc.; White Electronic Designs Corp.; Crown Crafts Inc.; Bitstream, a/k/a Marlborough Software Development; Plymouth Rubber Co.; Price Legacy Corp.; InfoLogix, Inc.; LCC International, Inc.; Aspect Medical Systems Inc.; and ModSys International Ltd.

We believe Mr. Keating’s qualifications for our Board include his extensive experience as an investment consultant, executive officer and board member.
Maureen E. O’Connell has served as a director of Harte Hanks since June 2018. From 2007 through 2017, Ms. O’Connell served as the Executive Vice President, chief administrative officer and Chief Financial Officer of Scholastic Corporation, a publishing, education and media company. From 2005 to 2006, she was Executive Vice President and Chief Financial Officer at Affinion Group, Inc., a marketer of membership, insurance and loyalty programs. Ms. O’Connell previously held a series of progressively more responsible positions, including president and Chief Operating Officer and Executive Vice President, Chief Financial Officer and chief administrative officer at Gartner, Inc., a technology research and advisory firm. Ms. O’Connell has also had additional senior management positions including Executive Vice President and Chief Financial Officer at Barnes & Noble, Vice President and Chief Financial Officer at Publishers Clearing House, Senior Vice President of finance and marketing analysis at BMG Direct, and Senior Vice President and Chief Financial Officer at Primedia, Inc. Ms. O’Connell also previously served as a director and audit committee chair of Sucampo Pharmaceuticals, Inc. and Beazer Homes.
We believe that Ms. O’Connell’s qualifications for our Board include her senior leadership experience in finance and operations, including in particular her current and previous experience as a chief financial officer for public companies, as well as her leadership positions in several marketing service companies. This experience also qualifies Ms. O’Connell as a financial expert for our audit committee.
Alfred V. Tobia, Jr. has served as a director of Harte Hanks since July 2017, and Chairman since June 2018. Mr. Tobia is a co-founder and portfolio manager for Sidus Investment Management, LLC and its affiliates, in which capacity he oversees the management of the Sidus equity funds and provides analysis to the firm’s credit fund. Mr. Tobia was previously a senior managing director and supervisory analyst (1996 to 2000) within the data networking and telecommunication equipment sectors at Banc of America Securities (formerly Montgomery). From 1992 to 1996, he was a senior analyst at Wertheim Schroeder & Co., focusing on PC and entertainment software, data networking and special situations. Prior to that, Mr. Tobia was an analyst at Mabon Nugent & Co. (1986 to 1992), covering various sectors of technology.
Mr. Tobia has extensive financial experience in both public and private companies and executive experience through the management of a small-cap investment fund. Mr. Tobia’s background and insights provide valuable expertise in corporate finance, strategic planning, and capital and credit markets. We believe Mr. Tobia’s qualifications for our Board include his extensive financial experience and his executive and management experience.
Committees and Meetings of the Board of Directors
Board Committees
Our Board of Directors has established an Audit Committee, a Compensation Committee and Nominating and Corporate Governance Committee, which have the composition and responsibilities described below. Each committee operates under a charter that has been approved by the Board of Directors and current copies of these charters are posted on our website, http://investors.hartehanks.com/corporate-governance. The information on our website is not incorporated by reference and is not part of this Form 10-K/A. There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Nominating and Corporate Governance Committee as potential nominees for director since such procedures were last described in our proxy statement, filed with the SEC on July 13, 2018 (the “2018 Proxy Statement”).
Audit Committee
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of Melvin L. Keating, Maureen E. O’Connell and Evan Behrens. All are non-employee members of our Board of Directors. Mr. Keating is the Audit Committee Chair. Ms. O’Connell is considered an “audit committee financial expert,” as currently defined under the SEC and NYSE rules.

Our Board of Directors has determined that Mr. Keating, Ms. O’Connell and Mr. Behrens are independent within the meaning of the applicable SEC rules and the listing standards of the NYSE as such requirements apply.
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
Compensation Committee
Our Compensation Committee is composed of Melvin L. Keating, Maureen E. O’Connell and Jack Griffin, Jr. Ms. O'Connell is our Compensation Committee Chair.
The primary functions of the Compensation Committee are to (1) review and approve corporate goals and objectives relevant to Chief Executive Officer compensation, evaluate the Chief Executive Officer’s performance in light of those goals and objectives, and together with the other independent directors (as directed by the Board), determine and approve the Chief Executive Officer’s compensation level based on this evaluation, (2) review and recommend to the Board (as directed by the Board) non-Chief Executive Officer compensation, incentive-compensation plans and equity-based plans, and (3) to the extent such disclosure is required, review and discuss with management the company’s “Compensation Discussion and Analysis” and produce a committee report on executive compensation as required by the SEC to be included in our annual proxy statement or Annual Report on Form 10-K filed with the SEC.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is composed of Alfred V. Tobia, Jr. and Jack Griffin, and Evan Behrens. Mr. Tobia is our Nominating and Corporate Governance Committee Chair.
The primary functions of the Governance Committee are to (1) develop, recommend to the Board, implement and maintain our company’s corporate governance principles and policies, (2) identify, screen and recruit, consistent with criteria approved by the Board, qualified individuals to become Board members, (3) recommend that the Board select the director nominees for the next annual meeting of stockholders, (4) assist the Board in determining the appropriate size, function, operation and composition of the Board and its committees, and (5) oversee the evaluation of the Board and management. The Nominating and Corporate Governance Committee considers nominations from its stockholders made pursuant to Section 1.3 of our bylaws. The applicable procedures from Section 1.3 of our bylaws include, but are not limited to, those last described in the 2018 Proxy Statement. Stockholders wishing to submit nomination recommendations to the Nominating and Corporate Governance Committee should review Section 2.10 of our bylaws in their entirety as the director nomination process described therein is incomplete.
Board Meetings and Attendance
There were 11 meetings held by the Board of Directors for the fiscal year ended December 31, 2018. The Audit Committee had 8 meetings, the Compensation Committee had 5 meetings and the Nominating and Corporate Governance Committee had 3 meetings in the fiscal year ended December 31, 2018. Although the Company does not have a formal policy regarding director attendance at the annual meeting of stockholders, all directors are encouraged to attend. During the fiscal year ended December 31, 2018, all current directors attended at least 75% of the Board and applicable committee meetings held.
Board Role in Risk Oversight
Our Board is responsible for overseeing the risk management process. The Board focuses on our general risk management strategy and the most significant risks we face and ensures that appropriate risk mitigation strategies are implemented by management. The Board is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters.

In performing the risk management process, the Board reviews with management (1) our policies with respect to risk assessment and management of risks that may be material to us, (2) our system of disclosure controls and system of internal controls over financial reporting, and (3) our compliance with legal and regulatory requirements. The Board also reviews major legislative and regulatory developments that could materially impact our contingent liabilities and risks. Our other Board committees also consider and address risk as they perform their respective committee responsibilities. For example, our Compensation Committee evaluates the risks associated with our compensation plans and policies, and our Audit Committee monitors risks relating to our financial controls and reporting. All committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk. The leadership structure of our Board described under the section heading “Board Leadership Structure” in the 2018 Proxy Statement also ensures that management is properly overseen by independent directors.
Management is responsible for day-to-day risk management. Our finance, treasury, general counsel and internal audit functions serve as the primary monitoring and testing groups for company-wide policies and procedures and manage the day-to-day oversight of the risk management strategy for our ongoing business. This oversight includes identifying, evaluating and addressing potential risks that may exist at the enterprise, strategic, financial and operational levels, as well as compliance and reporting.
We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing the company and that our Board leadership structure supports this approach.
Stockholder Communications with the Board of Directors
Stockholders may send communications to our Board, including any individual director or the directors as a group, by mailing such communications to Harte Hanks, Inc., Attn: Corporate Secretary, 9601 McAllister Freeway, Suite 610, San Antonio, Texas 78216. Such correspondence shall be addressed to the Board or any individual director by either name or title.
All communications received as set forth in the preceding paragraph will be opened by our Corporate Secretary or the secretary’s designee for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the addressee. In the case of communications to our Board or any individual director, our Corporate Secretary will make sufficient copies of the contents to send to each director to which the envelope is addressed.
Code of Business Conduct and Ethics
We have established a corporate compliance program as part of our commitment to responsible business practices in all of the communities in which we operate. The Board has adopted a Business Conduct Policy that applies to all of our directors, officers and employees, which promotes the fair, ethical, honest and lawful conduct in our business relationships with employees, customers, suppliers, competitors, government representatives, and all other business associates. In addition, we have adopted a Code of Ethics applicable to our Chief Executive Officer and all of our senior financial officers. The Business Conduct Policy and Code of Ethics form the foundation of a compliance program that includes policies and procedures covering a variety of specific areas of professional conduct, including compliance with laws, conflicts of interest, confidentiality, public corporate disclosures, insider trading, trade practices, protection and proper use of company assets, intellectual property, financial accounting, employment practices, health, safety and environment, and political contributions and payments. The Business Conduct Policy forbids employees and directors from engaging in hedging activities with respect to our securities.
Both our Business Conduct Policy and our Code of Ethics are available on our website at www.hartehanks.com, under the “Corporate Governance” subsection of our “Investors” section. In accordance with NYSE and SEC rules, we intend to disclose any future amendments to our Code of Ethics, or waivers from our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller, by posting such information on our website (www.hartehanks.com) within the time period required by applicable SEC and NYSE rules.

Executive Officers
The following persons are our current executive officers and hold the positions set forth below:

Name	Age	Principal Position
Timothy E. Breen	47	Director, President and Chief Executive Officer
Mark Del Priore	41	Chief Financial Officer
Andrew P. Harrison	48	President and Chief Operating Officer
Laurilee Kearnes	47	Principal Accounting Officer and Vice President, Finance & Controller
Timothy E. “Bant” Breen has served as a director of Harte Hanks since June 2018 and as President and Chief Executive Officer since January 2019. See his biographical information and his experience under “Directors” included above under Part III, Item 10 of this Annual Report.
Mark Del Priore has served as our Chief Financial Officer since January 2019. Mr. Del Priore previously served as our Chief Restructuring Officer from October 2018 through January 2019. Prior to joining the Company, Mr. Del Priore was Chief Financial Officer at SITO Mobile, a leading, publicly traded location-based advertising and consumer insights driven mobile data company servicing brands and agencies. From 1999 to 2013, Mr. Del Priore served as a Principal at W.R. Huff Asset Management Co., L.L.C., where he evaluated and oversaw a number of W.R. Huff’s public and private investments, including a substantial portfolio of technology, telecommunications and media companies. Mr. Del Priore received his BA in 1999 from Boston College and his MBA in 2005 from Fordham University.
Andrew P. Harrison has served as our President and Chief Operating Officer since January 2019. Mr. Harrison previously served as our Executive Vice President and Chief Human Resources Officer and led our contact center services. Mr. Harrison has worked in a variety of human resources and operational management and leadership roles for Harte Hanks for over 20 years.
Laurilee Kearnes has served as the Company’s Principal Accounting Officer and Vice President, Finance and Controller since August 2018. Ms. Kearnes has over 20 years of experience in accounting and finance roles, including the last 15 years with Harte Hanks in various positions including Group Controller, VP Finance, and Group VP Finance, Accounting Shared Services. Ms. Kearnes started her career in public accounting and has held accounting positions with Nutraceutical Corp. and Brooks Automation prior to joining the Company. She holds a Bachelor of Science in Accounting and a Master of Accounting from Utah State University.

ITEM 11. EXECUTIVE COMPENSATION
Our Compensation Committee generally reviews our executive officers’ overall compensation packages on an annual basis or more frequently as it deems warranted. We provide our executives with an annual base salary as a fixed, stable form of compensation and an annual cash bonus opportunity to create additional performance incentives. We also from time to time grant our executives equity-based awards to provide an additional incentive to grow our business and further link their interests with those of our stockholders. We have also historically allowed our executive officers to elect to receive up to 30% of annual incentive plan (AIP) payments in the form of restricted stock vesting on the first anniversary of the grant, with executive officers receiving 125% of the value of the forgone cash bonus in shares of restricted stock.
As a “smaller reporting company” (as such term is defined under applicable securities laws), we are required to disclose the compensation for our principal executive officer and our two other most highly compensated executive officers serving as of the last day of the applicable fiscal year. In certain cases, disclosure may also be required for individuals who served as executive officers for a portion of the fiscal year but were not serving as executive officers at the end of the year. As a smaller reporting company, we are not required to include compensation discussions and analysis in this 10-K/A or our proxy statement.
For the fiscal year ended December 31, 2018, the named executive officers were:

•
John C. Biro, our former Chief Financial Officer and Executive Vice President and a former member of the temporary Office of the CEO (serving as the Company’s principal executive officer from August 2018 to January 2019);

•	Karen A. Puckett, our former President and Chief Executive Officer from September 2015 until August 2018;

•	Andrew P. Harrison, our former Executive Vice President, Contact Centers & CHRO and current President and Chief Operating Officer;

•	Laurilee Kearnes, our Principal Accounting Officer and Vice President, Finance & Controller;

•	Carlos Alvarado, our former Principal Accounting Officer and Vice President, Finance & Controller; and

•	Frank Grillo, our former Executive Vice President, Chief Marketing Officer.
In connection with Ms. Puckett’s departure, the Company created a temporary Office of the CEO to serve as a leadership group and share the duties of the Chief Executive Officer until a new Chief Executive Officer was appointed. Those appointed to the Office of the CEO included Company executives Jon Biro, (who served as the Company's principal executive officer from August 2018 to January 2019), and Andrew Harrison, as well as Board member Jack Griffin and former Board member Martin Reidy.
The table below sets forth the annual compensation for services rendered during fiscal 2018 and, to the extent applicable under SEC rules, fiscal 2017.
Summary Compensation Table – Fiscal 2017-2018

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3) ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
John C. Biro, former Chief Financial Officer and Executive Vice President and former member of the Office of the CEO	2018	350,000	150	-	-		-	350,150
	2017	49,808	-	420,000	179,997		-	649,805
Karen A. Puckett, Former President and Chief Executive Officer (4)	2018	320,846	-	-	-		178,101	498,948
	2017	694,261	-	1,749,987	-		1,149	2,445,396
Andrew P. Harrison, former Executive Vice President, Contact Centers & CHRO and former member of the Office of the CEO, current President and Chief Operating Officer	2018	301,700	-	-	-		2,346	304,007
	2017	301,700	-	122,948	65,103	56,840	11,714	558,305
Laurilee Kearnes, Principal Accounting Officer and Vice President, Finance & Controller (5)	2018	203,098	1,200	-	-		184	204,482
Carlos Alvarado, former Principal Accounting Officer and Vice President, Finance & Controller (6)	2018	144,298	400	-	-		86,360	231,058
	2017	223,054	65,000	-	-		10,690	298,743
Frank Grillo, former Executive Vice President, Chief Marketing Officer (7)	2018	275,500	-	-			75,007	350,507
	2017	361,931	-	163,930	86,803		1,247	613,910

(1)	For 2018, it represents anniversary bonus for Mr. Biro and Ms. Kearnes. For 2017, it represents retention bonus (paid in 2017 and 2018) for Mr. Alvarado.

(2)
The amounts in columns (e) and (f) reflect the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see note H of our audited financial statements for the fiscal year ended December 31, 2018 included in our Form 10-K for the same period. For performance-based stock units the fair value assumed such awards vested based on probable outcome of the performance conditions as of the grant date.

(3) The amounts in column (h) reflect an estimate of the actuarial increase in the present value of the named executive officer’s benefits under the Restoration Pension Plan, determined using interest rate and mortality rate assumptions consistent with those used in our audited financial statements and described in note F of our audited financial statements for the fiscal year ended December 31, 2018 included in our Form 10-K. There can be no assurance that the amounts shown will ever be realized by the named executive officers.

(4)	Ms. Puckett stepped down from all of her positions with the Company on August 28, 2018.

(5)	Ms. Kearnes was appointed as Principal Accounting Officer and Vice President, Finance & Controller on August 17, 2018. Her base salary amount is pro-rated based on her service in such position.

(6)	Mr. Alvarado’s employment with the Company ended August 17, 2018.

(7)	Mr. Grillo stepped down from all of his positions with the Company on September 17, 2018.

All Other Compensation

Name	Year	Insurance Premiums (1)	Company 401(k) Plan Contributions	Restricted Stock Dividends (2)	Other (3)	Total
Karen Puckett	2018	$1,149	$—	$—	$176,952	$178,101
	2017	$1,149	$—	$—	$—	$1,149
Andrew Harrison	2018	$914	$1,392	$—	$—	$2,306
	2017	$914	$10,800	$—	$—	$11,714
Laurilee Kearnes	2018	$—	$184	$—	$—	$184
Carlos Alvarado	2018	$—	$86,360	$—	$—	$86,360
	2017	$—	$10,690	$—	$—	$10,690
Frank Grillo	2018	$767	$1,740	$—	$72,500	$75,007
	2017	$767	$480	$—	$—	$1,247
(1) Reflects annual premium paid by Harte Hanks for life insurance policies obtained in connection with providing salary continuation benefits to each of the named executive officers. These perquisites include (i) participation (with a 12-month severance period) in the Company’s Executive Severance Policy as filed on January 30, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and as may be amended by the Company from time to time (the “Executive Severance Policy”); (ii) the right to enter into the Company’s form of severance agreement, substantially in the form of the agreement filed on March 19, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (the “Severance Agreement”); (iii) eligibility for Company-paid salary continuation benefits consisting of ten annual payments of $50,000 each over the 10-year period following death while employed; (iv) eligibility for the Company’s bonus restricted stock program; (v) the right to enter into the Company’s standard indemnification agreement for Company officers; and (vi) other benefits generally available to the Company’s employees, such as medical, dental, and disability insurance and 401(k) matching payments.
(2) Reflects dividends paid by Harte Hanks during the year on shares of restricted stock held by each of the named executive officers; such dividends are paid at the same rate as paid on other shares of common stock.
(3) Reflects severance amounts paid to the executive officers and paid time off payout.
Outstanding Equity Awards at Year End
The following table sets forth information regarding outstanding equity awards held at the end of 2018 by our named executive officers. These equity awards were issued pursuant to the Amended and Restated Harte Hanks 2013 Omnibus Incentive Plan (the “2013 Plan”).

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1) (2)
(a)	(b)	(c)		(e)	(f)	(g)		(h)	(i)		(j)
Jon Biro	8,463	25,392	(3)	$10.00	11/13/2027	16,000	(6)	$38,720	18,000	(9)	$43,560
Andrew Harrison	1,125	—		$60.40	2/5/2019	1,467	(7)	$3,550	3,778	(10)	$9,143
	1,200	—		$119.00	2/5/2020	1,146	(8)	$2,773	4,400	(9)	$10,648
	400	—		$123.10	2/5/2021	5,634		$13,634	4,225		10,225
	800	—		$99.10	2/5/2022
	4,000	—		$72.50	9/18/2022
	4607	_		$82.30	4/15/2024
	570	—		$77.60	2/5/2025
	3,594	1,198	(4)	$76.80	4/15/2025
	3,169	9,507	(5)	$9.70	6/23/2027
Laurilee Kearnes	63			$60.40	2/5/2019
	250			$119.00	2/5/2020
	200			$123.10	2/5/2021
	300			$99.10	2/5/2022
	400			$77.20	2/5/2023
	297			$82.30	4/15/2024
	641	213	(4)	$76.80	4/15/2025

(1)	Based upon the closing market price of our common stock as of December 31, 2018 ($2.42), as reported on the NYSE.

(2)
In 2017 and 2018, our Compensation Committee awarded our executives performance-based stock units which are payable, if earned, in shares of common stock or cash. The payout levels range from 0% to a maximum of 100% of the performance units granted.

(3)	These options vest in four equal annual installments on November 13 of 2018 through 2021.

(4)	These options vest on April 15, 2019.

(5)	These SARs vest in four equal annual installments on June 23 of 2018 through 2021.

(6)	Restricted stock units vest in three equal annual installments on November 13 of 2018 through 2020.

(7)	This phantom stock vests in two equal annual installments on April 15 of 2019 through 2020.

(8)	Restricted stock unit vests in two equal annual installments on July 14 of 2019 and 2020.

(9)	Performance stock unit will vest (payable in stock) on February 15, 2020, subject to revenue and EBITDA performance conditions.
(10) Performance stock unit will vest (payable in cash) on February 15, 2019, subject to revenue performance conditions.

Executive Employment and Severance Agreements
In 2018 we had four types of severance arrangements with our named executive officers, each addressing or intended to address different employment and/or termination circumstances:

•	our executive severance policy (the “Executive Severance Policy”);

•	our “change in control” severance agreement (the “CIC Agreements”);

•	a severance agreement with Mr. Harrison (the “Severance Agreement”); and

•	an employment agreement with our former Chief Executive Officer Karen Puckett (the “CEO Agreement”).
Effective January 1, 2019, the Board determined that all severance agreements with executive officers going forward would be as determined by the Board in its discretion.
Executive Severance Policy
In January 2015, we adopted an Executive Severance Policy applicable to corporate officers and certain other executive employees designated by the Compensation Committee. The Executive Severance Policy applies only for executives in circumstances when they do not have a specific agreement that determines their rights to severance, such as the CIC Agreements, Severance Agreement or CEO Agreement. The Executive Severance Policy provides a participating executive whose employment is terminated without “cause,” (i) severance payments equal to such executive’s then-current base salary for the one-year severance period and (ii) subject to certain conditions, up to a year of contributions toward health care coverage. In exchange, executives are required to deliver a full release to the company and adhere to non-competition and non-solicitation covenants. The Executive Severance Policy does not provide any acceleration of vesting for equity awards in the event of an executive’s termination. The Executive Severance Policy can be amended upon six months’ notice by the Compensation Committee, and it terminates immediately prior to a change of control of the company.
CIC Agreements
The CIC Agreements are designed to allow us to attract and retain key talent by providing defined compensation in the event of a change in control. The payout levels and other terms of the CIC agreements are based on the Compensation Committee’s review of publicly available market data regarding severance agreements and prior iterations of these agreements. Our current form of CIC Agreement has been accepted by all of our officers. The CIC Agreements provide that if, after a change in control, an executive (i) is terminated other than for “cause” (as defined in the agreement), death or disability or (ii) elects to terminate his employment for “good reason,” then such executive is entitled to severance compensation and a cash payment sufficient to cover health insurance premiums for a period of 24 months. The amount of severance compensation is the sum of (A) the executive’s annual base salary in effect immediately prior to the change in control or termination date, whichever is larger, plus (B) the executive’s target-level bonus or incentive compensation, multiplied by 1.0 for vice presidents, 2.0 for senior vice presidents and executive vice presidents, and 3.0 for the Chief Executive Officer. The foregoing severance multiples were reduced by 0.5 for levels below Chief Executive Officer as a result of changes made in the form of CIC Agreement in 2015, but incumbent officers retained their earlier-awarded higher multiples. With respect to equity awards, the CIC Agreements provide that so long as such awards are assumed or replaced with equivalent awards by the acquirer, there will be no “single-trigger” acceleration.
Severance Agreements

The Severance Agreements provide that if an officer is terminated other than (i) by reason of such officer’s death or disability, or (i) for cause, then:

•	we shall pay such officer a lump sum cash payment equal to 1.5 times such officer’s then-current annual base salary;

•
for a period of up to 18 months, the company will reimburse such officer for healthcare coverage as then elected to the extent such costs exceed his or her employee contribution prior to the termination date; and

•	all outstanding, unvested shares of time vesting restricted common stock held by such officer shall automatically become fully vested.
Annual Incentive Plan
We provide an annual incentive opportunity for executive officers to drive company and, where appropriate, business line performance on a year-over-year basis. This annual short-term cash incentive opportunity provides an incentive for our executives to manage our businesses to achieve targeted financial results. Actual annual incentive compensation awards for our executive officers are determined based on achievement against the Compensation Committee’s previously established financial performance goals, as certified by the Compensation Committee, typically at its regular February meeting. Our 2018 AIP for executives was administered under the 2013 Plan. There was no payment made under this plan in 2018.
Equity Incentive Plan

From time to time, the Company grants equity incentive awards to our named executive officers and other selected employees. Such awards are granted under, and are subject to, the terms of the Company’s Amended and Restated 2013 Omnibus Incentive Plan, which amendment and restatement was approved by our stockholders at our last Annual Meeting. The 2013 Plan is administered by our Board of Directors, or a committee thereof. The administrator has authority to interpret the plan provisions and make all required determinations under the 2013 Plan (including making appropriate adjustments to reflect stock splits and similar events). Employees, directors and consultants of the Company and its subsidiaries are eligible for award grants under the 2013 Plan. Awards of stock options, stock appreciation rights, restricted stock, restricted stock units and other awards may be granted under the plan.
Separation Agreements
As noted above, Ms. Puckett’s employment with the Company terminated effective August 28, 2018. In connection with her departure, the Company and Ms. Puckett entered into a separation agreement that provided for her to receive a cash severance payment of $485,000, payable over 12 months, reimbursement for the employer portion of continuation coverage premiums under the Consolidated Omnibus Budget Reconciliation Act until the earlier of the 18-month anniversary of her separation date and the date that she becomes eligible for welfare benefit coverage with a new employer or service recipient, and up to $10,000 in attorneys’ fees incurred in connection with such separation agreement. The separation agreement also includes Ms. Puckett’s release of claims and certain other covenants in favor of the Company.
In connection with his departure, Mr. Grillo and the Company entered into a separation agreement that provides for him to receive 70 days of salary continuation and also contains, among other terms, a release of claims against the Company, non-disparagement obligations, confidentiality and non-solicitation covenants.
On August 17, 2018, the Company executed a Termination and Release with Carlos M. Alvarado (the “Termination Agreement”), the former Vice President - Finance and Controller, subject to the Company’s Executive Severance Policy.  The Termination Agreement provided that Mr. Alvarado, in exchange for executing a release against the Company and a comprehensive list of related entities and individuals, received severance payments in an amount equal to 12 months (the “Severance Period”) of his then-current base salary, less applicable tax deductions and withholdings, and he was eligible to elect health continuation coverage through the Severance Period paying only that portion he would have paid as an active employee.  All other benefits and payments were extinguished.
DIRECTOR COMPENSATION
Under our director compensation program in 2018, we provided compensation to our directors who are not employed by us or any of our subsidiaries (referred to herein as “non-employee directors”) as follows:

Annual Retainer	$40,000
Annual Equity Awards	shares equal to $70,000
Annual Retainer for Independent Chairman	$50,000
Audit Committee Chair	$12,500
Compensation Committee Chair Retainer	$7,500
Governance Committee Chair Retainer	$5,500
Other	As applicable

Each independent director was able to elect, annually or in connection with such director’s appointment to the Board, to receive all or a portion of such director’s cash compensation otherwise payable for such director’s services in shares of the company’s common stock. These shares of common stock are granted as soon as administratively practicable following the end of each of the Company’s fiscal quarters. The number of shares delivered is based on the market value of one share of the company’s common stock on the NYSE as of the last day of the immediately preceding quarter, in accordance with the 2013 Plan.
Messrs. Reidy and Griffin also received a $25,000 monthly retainer during the period of their service on the Office of the CEO and grants of $100,000 in restricted stock units, half of which were time-based and the remainder of which are performance-based.

The following table sets forth the total compensation paid to our non-employee directors for their service on our board of directors during fiscal 2018:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)(2)	Total ($)
Timothy E. Breen	21,667	70,000	91,667
David L. Copeland	40,000	70,000	110,000
John H. Griffin Jr.	123,226	166,720	289,946
Melvin L. Keating	35,078	70,000	105,078
Maureen E. O’Connell	25,730	70,000	95,730
Alfred V. Tobia Jr.	25,000	70,000	95,000
Martin Reidy	124,892	166,720	291,612
William F. Farley	21,875	-	21,875
Christopher M. Harte	-	-	-
Scott C. Key	-	-	-
Judy C. Odom	-	-	-
Andrew Frawley	13,333	-	13,333

(1)
Each of the independent directors was granted shares of restricted stock in 2018 with a grant date fair value of $70,000 (rounded down to the nearest whole share), computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see note H of our audited financial statements for the fiscal year ended December 31, 2018 included in our Form 10-K for the same period. Restricted stock awards are granted without consideration and vest in three equal annual installments beginning the first anniversary of the date of grant. This column also reflects time and performance-based restricted stock unit grants to Messrs. Reidy and Griffin in connection with their service as Board members in the Office of the CEO, with a grant date fair value of $70,000 (rounded down to the nearest whole share), computed in accordance with FASB ASC Topic 718. The time-based restricted stock unit grants vest in three equal annual installments beginning on August 28, 2018 and the performance-based restricted stock units vest on the later of the first anniversary of August 28, 2018 and the first business day following the date that the Company maintains a closing share price of $12 or great for 20 consecutive days following August 28, 2018.

(2)
Amounts in this column include $100,000 of monthly fees in the aggregate paid to each of Messrs. Reidy and Griffin in respect of their service as Board members in the Office of the CEO from August 2018 to December 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the number of shares of our common stock beneficially owned by (1) our “named executive officers” included in the Summary Compensation Table below, (2) each current Harte Hanks director, (3) each person known by Harte Hanks to beneficially own more than 5% of the outstanding shares of our common stock, and (4) all current Harte Hanks directors and executive officers as a group. Except as otherwise noted, (a) the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, and (b) ownership is as of March 31, 2019, when 6,269,356 shares of our common stock were outstanding.
Beneficial ownership is determined in accordance with the SEC rules and generally includes voting or investment power with respect to securities, subject to community property laws where applicable. Shares of common stock subject to restricted stock awards are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not treated as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)(2)	Number of Shares of Common Stock	Percent of Class
Named Executive Officers
Timothy E. Breen	-	*
Andrew Harrison	10,568	*
Mark Del Priore	-	*
Laurilee Kearnes	-	*
Karen A. Puckett	(3)	(3)
Jon C. Biro	(4)	(4)
Frank Grillo	(5)	(5)
Carlos Alvarado	(6)	(6)
Directors
Timothy E. Breen	-	*
Evan Behrens	5,000	*
David L. Copeland (7)	445,500	7.1%
John H. Griffin, Jr.	-	*
Melvin L. Keating	4,450	*
Maureen E. O’Connell	-	*
Alfred V. Tobia, Jr. (8)	166,238	2.7%

Other Known 5% Holders
Wipro LLC (9)	1,001,658	16.0%
Houston H. Harte (10)	736,956	11.8%
Fondren Management LP (11)	504,200	8.0%
Westerly Holdings LLC (12)	666,703	10.6%
Dimensional Fund Advisors LP (13)	262,560	4.2
All current directors and executive officers as a group (10 persons)	627,192	10.0%

*	less than 1%.

(1)
The address of (a) Houston H. Harte is P.O. Box 17424, San Antonio, TX 78217, (b) Dimensional Fund Advisors, Inc. is 6300 Bee Cave Road, Building One, Austin, TX 78746, (c) Fondren Management LP is 1177 West Loop South, Suite 1625, Houston, Texas 77027, (d) Wipro LLC is 2 Tower Center Blvd, Suite 2200, East Brunswick, NJ 08816, (e) Westerly Holdings LLC, 201 Mission Street, Suite 580 San Francisco, CA 94105 and (f) each other beneficial owner is c/o Harte Hanks, Inc., 9601 McAllister Freeway, Suite 610, San Antonio, TX 78216.

(2)	Does not include shares that may be acquired upon the future exercise of options exercisable not within the next 60 days.

(3)	We are unable to provide a current address or confirm Ms. Puckett’s beneficial ownership because her services as our Chief Executive Officer ended effective August 28, 2018.

(4)	We are unable to provide a current address or confirm Mr. Biro’s beneficial ownership because his services as our Chief Financial Officer and Executive Vice President ended effective January 2019.

(5)	We are unable to provide a current address or confirm Mr. Grillo’s beneficial ownership because his services as our Executive Vice President and Chief Marketing Officer ended effective September 2018.
(6) We are unable to provide a current address or confirm Mr. Alvarado’s beneficial ownership because his services as our Principal Accounting Officer and Vice President, Finance & Controller ended effective August 2018.

(7)
Includes the following shares to which Mr. Copeland disclaims beneficial ownership: (a) 3,800 shares held as custodian for unrelated minors, (b) 117,528 shares that are owned by various trusts for which he serves as trustee or co-trustee, and (c) 306,246 shares owned by the Shelton Family Foundation, of which he is one of seven directors and an employee.

(8)
166,238 shares of Common Stock owned beneficially. Mr. Tobia owns directly 11,240 shares of Common Stock, and, as a Managing Partner of Sidus Investment Management, LLC, may be deemed to beneficially own (i) 29,733 shares of Common Stock owned directly by Sidus Investment Partners, L.P., (ii) 75,911 shares of Common Stock owned directly by Sidus Double

Alpha Fund, L.P., (iii) 36,685 shares of Common Stock owned directly by Sidus Double Alpha, Ltd. and (iv) 12,669 shares of Common Stock held in a certain account managed by Sidus Investment Management, LLC.)

(9)
Wipro, LLC owns 9,926 shares of Series A Convertible Preferred Stock, which shares are convertible into shares of the company’s common stock at Wipro LLC’s election. Information relating to this stockholder is based on the stockholder’s Schedule 13D, filed with the SEC on February 9, 2018.

(10)
660,816 shares are held in the Harte Management Trust, as to which Houston H. Harte, Carolyn Harte and Sarah Harte share voting and dispositive power. 76,140 shares are beneficially owned by Larry D. Franklin, former President, Chairman and Chief Executive Officer of the Company, of which (i) 1,100 shares are held by the Franklin Family Foundation, of which Mr. Franklin is the President, and consequently has the sole power to vote and dispose (or direct the disposition) of such shares, and (ii) 75,040 shares are held by Mr. Franklin and his spouse as community property and as to which shares Mr. Franklin has the sole power to vote and dispose (or direct the disposition), subject to applicable community property laws. Information relating to this stockholder group is based on such group’s Schedules 13D/A filed with the SEC on May 29, 2018 and March 29, 2019.

(11)
Includes 482,200 shares held by BLR Partners LP and 22,000 shares held by the Radoff Family Foundation. Information relating to this stockholder is based on the stockholder’s Schedule 13D/A, filed with the SEC on November 19, 2018.

(12) Represents 666,703 shares held for the accounts of Westerly Partners, L.P., a Delaware limited partnership, and Westerly Partners QP, L.P., a Delaware limited partnership. Westerly Capital Management, LLC serves as investment manager and Westerly Holdings LLC serves as the general partner to Westerly Partners, L.P. and Westerly Partners QP, L.P. Information relating to this stockholder is based on the stockholder’s Schedule 13G-A, filed with the SEC on January 8, 2019.

(13)
Represents shares held by investment advisory clients of Dimensional Fund Advisors LP (“Dimensional”) for whom Dimensional serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In its role as investment advisor, sub-adviser and/or manager, Dimensional or its subsidiaries possess sole voting power over 262,560 such shares and sole investment power over all such shares that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reflected are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the securities held in their respective accounts. To the knowledge of Dimensional, the interest of no one such Fund exceeds 5% of the company’s common stock. Information relating to this stockholder is based on the stockholder’s Schedule 13G, filed with the SEC on February 8, 2019.

Equity Compensation Plan Information
The following table provides information as of December 31, 2019 regarding total shares subject to outstanding stock options and rights and total additional shares available for issuance under our 2013 Plan and 2005 Omnibus Incentive Plan (“2005 Plan”).

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by security holders	247,247	73.13	610,552
Equity compensation plans not approved by security holders	67,855	10.00	-
Totals	315,102	60.66	610,552

(1)	Consisting of outstanding options, restricted stock units and stock-denominated performance units.

(2)	The weighted-average exercise price does not take into account any shares issuable upon vesting of outstanding restricted stock or performance restricted stock units, which have no exercise price.

(3)
Represents shares available under our 2013 Plan; shares available for issuance under our 2013 Plan may be issued pursuant to stock options, restricted stock, performance restricted stock units, common stock and other awards that may be established pursuant to the 2013 Plan. No new options or securities may be granted under the 2005 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures Regarding Related Party Transactions
Our common stock is listed on the NYSE. As required under the listing standards of the NYSE, a majority of the members of the Board must qualify as “independent” as affirmatively determined by the Board. Our Board has affirmatively determined that the following five directors are independent within the meaning of the applicable NYSE listing standards: Messrs. Behrens, Griffin, Keating and Tobia, and Ms. O’Connell.
Additionally, our Board reviews related party transactions for potential conflict of interest issues. Questionnaires are used on an annual basis (or when a new director is added) to gather input to assist the Nominating and Corporate Governance Committee and the Board in their determinations of the independence of the non-employee directors. Based on the foregoing and on such other due consideration and diligence as it deemed appropriate, the Nominating and Corporate Governance Committee presented its 2018 findings to the Board on the independence of each of its non-employee directors, in each case in accordance with applicable federal securities laws and the rules of the NYSE. The Board determined that, other than in their capacity as directors, none of Messrs. Behrens, Griffin, Keating, and Tobia and Ms. O’Connell had a material relationship with Harte Hanks, either directly or as a partner, stockholder or officer of an organization that has a relationship with Harte Hanks. The Board further determined that (i) each of Messrs. Behrens, Griffin, Keating, and Tobia and Ms. O’Connell is otherwise independent under applicable NYSE listing standards for purposes of serving on the Board, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, (ii) each of Messrs. Behrens, Griffin, Keating, and Tobia and Ms. O’Connell satisfied the additional audit committee independence standards under Rule 10A-3 of the SEC and (iii) for purposes of serving on the Audit Committee, each of Messrs. Breen, Griffin, Keating, Reidy and Tobia and Ms. O’Connell are financially literate (with Mr. Keating and Ms. O’Connell qualifying as an “audit committee financial experts” as such term is defined in the applicable SEC rules).
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
Though he was subsequently disqualified from independence after re-evaluation, in making its initial independence determinations in early 2017, the Board considered the following matters with respect to Mr. Copeland, and determined that they did not constitute material relationships with Harte Hanks or otherwise impair his independence as a director or a member any of its committees, including the Audit Committee:

•
As disclosed in the 2018 Proxy Statement, in accordance with SEC rules, Mr. Copeland has reported, but disclaimed, “beneficial ownership” of approximately 7.1% of the outstanding shares of our common stock that are owned by (1) various trusts for which Mr. Copeland serves as trustee or co-trustee, (2) a limited partnership of which he is an officer of the general partner, and (3) the Shelton Family Foundation, of which he is one of nine directors and an employee. Based on the nature of Mr. Copeland’s role with these entities, his absence of any pecuniary interest in these shares and his disclaimer of any beneficial ownership in these shares, this matter is not deemed to constitute a material relationship with Harte Hanks.

•
As disclosed in “Note C- Long-Term Debt” in the 2018 10-K, the Company’s Texas Capital Credit Facility is secured by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of the Company’s founders). Pursuant to the Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated January 9, 2018, between HHS Guaranty, LLC and the Company, HHS Guarantee, LLC has the right to appoint one representative director to the Board of Directors. Currently, David L. Copeland serves as the HHS Guaranty, LLC representative on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Deloitte served as our independent accountant for the fiscal years ended December 31, 2018 and 2017. The following table sets forth the aggregate amount of various professional fees billed by our principal accountants:

	Years Ended December 31,
	2018	2017
Audit fees (1)	$ 1,600,000	$1,600,000
Audit Related Fees (2)	20,500	0
Tax Fees (relating to state, federal and international tax matters)	6,000	66,686
All Other Fees	4,040	1,875
Total audit and audit-related fees	$ 1,630,540	$1,668,561

(1)	Fees for the annual financial statement audit, quarterly financial statement reviews and audit of internal control over financial reporting.

(2)
Includes fees for assurance and related services other than those included in Audit Fees. Includes charges for statutory audits of certain of the company’s foreign subsidiaries required by countries in which they are domiciled in 2017 and 2018.

Audit Fees. Audit fees consist of aggregate fees for the annual financial statement audit, quarterly financial statement reviews and audit of internal control over financial reporting. All audit fees are approved by the Board.
Audit-Related Fees. Audit-related fees consist of aggregate fees for assurance and related services other than those included under “Audit Fees” above. Includes charges for statutory audits of certain of the company’s foreign subsidiaries required by countries in which they are domiciled in 2017 and 2018.
Tax Fees. Tax fees include fees for professional services for tax compliance, tax advice and tax planning, primarily, fees related to tax preparation services. All tax fees are approved by the Audit Committee.
All Other Fees: Other fee include fees for products and services other than the services reported above. All other fees are approved by the Audit Committee.
Pre-Approval Policies and Procedures
Our Audit Committee has established procedures for pre-approval of audit and non-audit services as set forth in the Audit Committee Charter. The Audit Committee considers whether the audit and audit-related fee provisions disclosed above are compatible with maintaining Deloitte’s independence and has so determined that the services provided by Deloitte are compatible with maintaining Deloitte’s independence. The Audit Committee pre-approved audit services provided to us by Deloitte in fiscal year 2019.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents were filed or furnished as part of the Original Filing:

1.	Financial Statements: The consolidated financial statements of Harte Hanks, Inc. and Subsidiaries included in Part II, Item 8 of the Original Filing.

2.
Financial Statement Schedules: All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the Consolidated Financial Statements or notes thereto.

3.	Exhibits: The exhibits listed in Item 15 of the Original Filing.

(B)	The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index that follows and are being filed as part of this Amendment:

EXHIBIT INDEX
Exhibit Number	Description
Acquisitions and Dispositions
2.1†
Membership Interest Purchase Agreement, dated April 14, 2015, between AMI Intermediate, LLC and Harte Hanks, Inc. relating to the sale of Aberdeen Group and Harte Hanks Market Intelligence (filed as Exhibit 2.2 to the company's Form 10-Q dated May 7, 2015).

2.2†
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

2.4	Purchase and Sale Agreement, dated February 28, 2018 among Harte Hanks, Inc., 3Q Digital, Inc. and 3Q Digital Holdings, Inc. (filed as Exhibit 2.1 to the company's Form 8-K dated March 6, 2018)
Charter Documents
3(a)†	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the company’s Form 10-Q for the six months ended June 30, 1998).
3(b)†	Fifth Amended and Restated Bylaws (filed as Exhibit 3.1 to the company’s Form 8-K dated December 23, 2015).
3(c)†	Certificate of Amendment of Incorporation dated January 31, 2018 (filed as Exhibit 3.2 to the company’s Form 8-A/A dated January 31, 2018).
3(d)†	Certificate of Designation of Series A Preferred Stock of Harte Hanks, Inc. (filed as Exhibit 3.1 to the company's form 8-K dated January 29, 2018).
3(e)*	Sixth Amended and Restated Bylaws (filed as Exhibit 3.1 to the company’s Form 8-K dated August 22, 2018.
Credit Agreements
10.1(a) †	Waiver to Credit Agreement dated November 8, 2016, with Wells Fargo Banks, N.A., as Administrative Agent (filed as Exhibit 10.1 in the company's Form 10-Q dated November 9, 2016).
10.1(b) †	Credit Agreement dated April 17, 2017, with Texas Capital Bank, N.A., as lender (filed as Exhibit 10.1 to the company's form 8-K dated April 21, 2017).
10.1(c) †	Waiver to Credit Agreement dated August 14, 2017, with Texas Capital Bank, N.A., as lender (filed as Exhibit 10.1 to the company's form 10-Q dated August 17, 2017).
10.1(d) †
First Amendment to Credit Agreement, dated January 9, 2018, between Harte Hanks, Inc. and Texas Capital Bank, National Association (filed as Exhibit 10.1 to the company's form 8-K dated January 10, 2018).

10.1(e) †
First Amendment to Security Agreement, dated January 9, 2018, between Harte Hanks, Inc. and Texas Capital Bank, National Association (filed as Exhibit 10.2 to the company's form 8-K dated January 10, 2018).

10.1(f) †	Revolving Promissory Note, dated January 9, 2018, by Harte Hanks, Inc. in favor of Texas Capital Bank, National Association (filed as Exhibit 10.3 to the company's form 8-K dated January 10, 2018).
10.1(g) †
Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated January 9, 2018, between Harte Hanks, Inc. and HHS Guaranty, LLC (filed as Exhibit 10.4 to the company's form 8-K dated January 10, 2018).

Management and Director Compensatory Plans and Forms of Award Agreements

10.2(a) †	Harte Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.1 to the company’s Form 8-K dated June 27, 2008).
10.2(b) †	Harte Hanks, Inc. 2005 Omnibus Incentive Plan (As Amended and Restated Effective February 13, 2009) (filed as Exhibit 10.1 to the company’s Form 8-K dated February 13, 2009).
10.2(c) †
Amendment to Harte Hanks, Inc. 2005 Omnibus Incentive Plan, dated as of May 12, 2009 (incorporated by reference to Exhibit 4.4 to Harte Hanks Registration Statement on Form S-8, filed on May 12, 2009).

10.2(d) †	Form of 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.2(i) to the company’s Form 10-K dated March 7, 2012).
10.2(e) †	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.2(j) to the company’s Form 10-K dated March 7, 2012).
10.2(f) †	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2(k) to the company’s Form 10-K dated March 7, 2012).
10.2(g) †	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.2(l) to the company’s Form 10-K dated March 7, 2012).
10.2(h) †	Summary of Non-Employee Directors’ Compensation (included within the company’s Schedule of 14A proxy statement filed April 11, 2016).
10.2(i) †	Harte Hanks, Inc. 2013 Omnibus Incentive Plan (filed as Annex A to the company’s Schedule 14A proxy statement filed April 15, 2013).
10.2(j) †	Form of 2013 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.4 to the company’s Registration Statement on Form S-8 dated June 7, 2013).
10.2(k) †	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (General) (filed as Exhibit 10.1 to the company’s Registration Statement on Form S-8 dated June 7, 2013).
10.2(l) †	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (Director) (filed as Exhibit 10.2 to the company’s Registration Statement on Form S-8 dated June 7, 2013).
10.2(m) †	Form of 2013 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the company’s Registration Statement on Form S-8 dated June 7, 2013).
10.2(n) †	Form of 2013 Omnibus Incentive Plan Performance Restricted Stock Unit Award Agreement.
10.2(o) †	First Amendment to the Harte Hanks, Inc. Amended & Restated Restoration Pension Plan, dated October 11, 2016 (filed as Exhibit 10.1 to the company's Form 8-K dated October 14, 2016).
10.2(p) †	Form of Restricted Stock Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.2 to the company's Form 8-K dated November 17, 2017).
10.2(q) †	Form of Non-Qualified Stock Option Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.3 to the company's Form 8-K dated November 17, 2017).
10.2(r) †	Form of Performance Unit Award Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.4 to the company's Form 8-K dated November 17, 2017).
10.2(s) †	Securities Purchase Agreement, dated January 23, 2018, by and between Harte Hanks, Inc. and Wipro, LLC (filed as Exhibit 10.1 to the company's Form 8-K dated January 29, 2018).
10.2(t) †	Form of Registration Rights Agreement (filed as Exhibit 10.2 to the company's Form 8-K dated January 29, 2018).
Executive Officer Employment-Related and Separation Agreements
10.3(a) †	Form of Severance Agreement between the company and its Executive Officers (filed as Exhibit 99.3 to the company’s Form 8-K, dated February 2, 2018).
10.3(b) †	Form of Employment Restrictions Agreement signed by the Corporate Officers of the company (filed as Exhibit 10.3 to the company’s Form 8-K dated March 15, 2011).
10.3(c) †	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.1 to the company’s 8-K dated August 2, 2012).
10.3(d) †	Form of Severance Agreement between the company and certain of its officers (filed as Exhibit 10.6 to the company’s 8-K dated June 11, 2013).
10.3(e) †	Executive Severance Policy applicable to the company’s executive officers and certain others (filed as Exhibit 10.1 to the company’s Form 8-K, dated January 30, 2015).
10.3(f) †	Retention Bonus Agreement applicable to the company's executive officers (filed as Exhibit 10.1 to the company's Form 8-K, dated July 9, 2015).
10.3(g) †	Separation Agreement dated August 28, 2018 between the company and Karen Puckett (filed as 8-K dated August 28, 2018.
10.3(h) †	Employment Agreement between the company and Timothy E. Breen dated January 4, 2019 (filed as Form 8-K, dated January 7, 2019).
10.3(i) †	Promotion Agreement between the company and Andrew Harrison dated January 4, 2019 (filed as Form 8-K, dated January 7, 2019).
10.3(j) †	Employment Agreement between the company and Mark Del Priore dated January 16, 2019 (filed as Form 8-K, dated January 17, 2019).
10.3(k) †	Form of Amendment to Service Agreement (filed as Exhibit 99.2 to the company's Form 8-K, dated February 2, 2018).
Material Agreements

10.4(a) †
Cooperation Agreement, dated July 18, 2017, by and among Harte Hanks, Inc., Sidus Investment Management, LLC, Sidus Investment Partners, L.P., Sidus Double Alpha Fund, L.P., Sidus Double Alpha Fund, Ltd., Sidus Advisors, LLC, Michael J. Barone and Alfred V. Tobia, Jr. (filed as Exhibit 10.1 to the company's Form 8-K dated July 19, 2017)

10.4(b) †
Cooperation Agreement dated as of May 17, 2018, by and between Harte Hanks, Inc. Houston H. Harte, Sarah Harte, Carolyn Harte, Larry D. Franklin and the Franklin Family Foundation (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 17, 2018).

Other Exhibits
10.1 ††	Supplier Supply and Services Agreement Between Harte-Hanks Direct, Inc. and Wipro, LLC dated as of July 22, 2016.
21 ††	Subsidiaries of Harte Hanks, Inc.
23.1 ††	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1 †† *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †† *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †† *	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 †† *	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 ††	XBRL Interactive Data Files.
____________________

†
Previously incorporated by reference in the Original Filing to other Harte Hanks filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

††     Previously filed or furnished with the Original Filing, as applicable.
*     Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.
HARTE HANKS, INC.

By:	/s/ Timothy E. Breen Timothy E. Breen Chief Executive Officer
Date: April 30, 2019