Form 10-Q
period 2019-03-31
HARTE HANKS INC
filed 2019-05-09
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐  No ☒

The number of shares outstanding of each of the issuer's classes of common stock as of April 15, 2019 was 6,271,669 shares of common stock, all of one class.

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HHS	New York Stock Exchange (“NYSE”)

HARTE HANKS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
FORM 10-Q REPORT
For the Quarterly Period Ended March 31, 2019

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

In thousands, except per share and share amounts	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$20,942	$20,882
Accounts receivable (less allowance for doubtful accounts of $ 466 at March 31, 2019 and $430 at December 31, 2018)	47,258	54,240
Contract assets	1,598	2,362
Inventory	386	448
Prepaid expenses	4,566	4,088
Prepaid taxes and income tax receivable	15,650	20,436
Other current assets	2,464	2,536
Total current assets	92,864	104,992
Property, plant and equipment (less accumulated depreciation of $130,114 at March 31, 2019 and $133,559 at December 31, 2018)	11,658	13,592
Right-of-use assets	23,471	—
Other assets	5,588	6,591
Total assets	$133,581	$125,175

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$25,602	$31,052
Accrued payroll and related expenses	5,999	6,783
Deferred revenue and customer advances	6,402	6,034
Customer postage and program deposits	5,066	6,729
Short-term lease liabilities	8,451	—
Other current liabilities	3,254	3,564
Total current liabilities	54,774	54,162
Long-term debt	18,700	14,200
Pensions	62,494	62,214
Long-term lease liabilities	15,922	—
Other long-term liabilities	3,968	4,060
Total liabilities	155,858	134,636

Preferred stock, $1 par value, 1,000,000 shares authorized; 9,926 designated as Series A Convertible Preferred Stock; 9,926 shares of Series A Convertible Preferred Stock authorized, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,115,055 shares issued, 6,269,356 and 6,260,075 shares outstanding at March 31, 2019 and December 31, 2018, respectively	12,115	12,115
Additional paid-in capital	452,051	453,868
Retained earnings	810,554	812,704
Less treasury stock, 5,845,699 shares at cost at March 31, 2019 and 5,854,980 shares at cost at December 31, 2018	(1,249,404)	(1,251,388)
Accumulated other comprehensive loss	(57,316)	(46,483)
Total stockholders’ deficit	(32,000)	(19,184)
Total liabilities, preferred stock and stockholders’ deficit	$133,581	$125,175
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2019	2018
Operating revenues	$59,150	$81,198
Operating expenses
Labor	33,815	50,656
Production and distribution	23,000	24,149
Advertising, selling, general and administrative	7,475	9,277
Impairment of assets and contract termination	4,358	—
Depreciation, software and intangible asset amortization	1,442	2,151
Total operating expenses	70,090	86,233
Operating loss	(10,940)	(5,035)
Other expenses (income)
Interest expense, net	220	929
Gain on sale	—	(30,954)
Other, net	1,577	1,141
Total other expenses (income)	1,797	(28,884)
(Loss) income before income taxes	(12,737)	23,849
Income tax expense (benefit)	790	(8,780)
Net (loss) income	$(13,527)	$32,629
Less: Preferred stock dividends	122	—
(Loss) income attributable to common stockholders	$(13,649)	$32,629

(Loss) Earnings per common share
Basic	$(2.18)	$5.24
Diluted	$(2.18)	$4.67

Weighted average shares used to compute earnings (loss) per share attributable to common shares
Basic	6,268	6,213
Diluted	6,268	6,990

Comprehensive (loss) income:
Net (loss) income	$(13,527)	$32,629

Adjustment to pension liability	550	518
Foreign currency translation adjustment	(28)	(154)
Adoption of ASU 2018-02	(11,355)	—
Total other comprehensive (loss) income, net of tax	(10,833)	364

Comprehensive (loss) income	$(24,360)	$32,993
Less: Preferred stock dividends	122	—
Comprehensive (loss) income attributable to common stockholders	$(24,482)	$32,993

See Accompanying Notes to Condensed Consolidated Financial Statements

(Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholder's Equity (Deficit)
(Unaudited)

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2017	$—	$12,075	$457,186	$794,583	$(1,254,176)	$(44,303)	$(34,635)
Cumulative effect of accounting change	—	—	—	571	—	—	571
Preferred stock issued	9,723	—	—	—	—	—	—
Stock Option activities	—	38	(38)	—	(1)	—	(1)
Rounding from reverse stock split	—	(38)	38	—	—	—	—
Stock-based compensation	—	—	433	—	—	—	433
Treasury stock issued	—	—	(50)	—	53	—	3
Net income	—	—	—	32,629	—	—	32,629
Other comprehensive income	—	—	—	—	—	364	364
Balance at March 31, 2018	$9,723	$12,075	$457,569	$827,783	$(1,254,124)	$(43,939)	$(636)

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2018	$9,723	$12,115	$453,868	$812,704	$(1,251,388)	$(46,483)	$(19,184)
Cumulative effect of accounting change	—	—	—	11,377	—	(11,355)	22
Stock-based compensation	—	—	151	—	—	—	151
Treasury stock issued	—	—	(1,968)	—	1,984	—	16
Net loss	—	—	—	(13,527)	—	—	(13,527)
Other comprehensive income	—	—	—	—	—	522	522
Balance at March 31, 2019	$9,723	$12,115	$452,051	$810,554	$(1,249,404)	$(57,316)	$(32,000)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In thousands	2019	2018
Cash flows from operating activities
Net (loss) income	$(13,527)	$32,629
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation, software amortization	1,442	2,151
Intangible asset amortization	—	113
Impairment of assets	2,190	—
Stock-based compensation	150	551
Net pension cost	1,013	429
Interest accretion on contingent consideration	—	742
Deferred income taxes	584	(457)
Gain on sale	—	(32,760)
Other, net	—	614
Changes in assets and liabilities:
Decrease in accounts receivable, net and contract assets	7,746	7,043
Decrease in inventory	62	114
Decrease (increase) in prepaid expenses, income tax receivable and other assets	2,689	(10,468)
Increase (decrease) in accounts payable	(5,152)	5,106
Decrease in other accrued expenses and liabilities	(68)	(3,006)
Net cash (used in) provided by operating activities	(2,871)	2,801

Cash flows from investing activities	0
Dispositions, net of cash transferred	—	3,929
Purchases of property, plant and equipment	(1,106)	(1,618)
Proceeds from sale of property, plant and equipment	5	—
Net cash (used in) provided by investing activities	(1,101)	2,311

Cash flows from financing activities
Borrowings	4,500	9,000
Repayment of borrowings	—	(9,000)
Debt financing costs	(248)	(106)
Issuance of preferred stock, net of transaction fees	—	9,723
Issuance of common stock	—	(1)
Issuance of treasury stock	16	3
Payment of finance leases	(208)	(126)
Net cash provided by financing activities	4,060	9,493

Effect of exchange rate changes on cash and cash equivalents	(28)	(156)
Net increase in cash and cash equivalents	60	14,449
Cash and cash equivalents at beginning of period	20,882	8,397
Cash and cash equivalents at end of period	$20,942	$22,846

Supplemental disclosures
Cash paid for interest	$186	$45
Cash received for income taxes	$4,565	$592
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$685	$88
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Overview and Significant Accounting Policies

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

Securities Purchase Agreement

On January 23, 2018, we entered into a Securities Purchase Agreement with Wipro, LLC ("Wipro"), pursuant to which on January 30, 2018 we issued 9,926 shares of Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”), for aggregate consideration of $9.9 million. Dividends on the Series A Preferred Stock accrue at a rate of 5.0% per year or the rate that cash dividends were paid in respect to shares of Common Stock if such rate is greater than 5.0%. The aggregate shares issued under the Securities Purchase Agreement are convertible into 1,001,614 shares of our Common Stock. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designation), but only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to Common Stock.

Along with customary protective provisions, Wipro, LLC has designated an observer to the Board of Directors. We are using the proceeds for general corporate purposes including for working capital purposes.

See Note E, Convertible Preferred Stock, for further information.

Related Party Transactions

Since 2016, we have conducted (and we continue to conduct) business with Wipro, whereby Wipro provides us with a variety of technology-related services, including database and software development, database support and analytics, IT infrastructure support, and digital campaign management. Additionally, we also provide Wipro with agency services and consulting services.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro's option into 1,001,614 shares, or 16% of our Common Stock as of January 30, 2018), for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

Accounting Principles

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Harte Hanks Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 10-K") filed with the U.S. Securities and Exchange Commission on March 18, 2019.

Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Harte Hanks, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As used in this report, the terms “Harte Hanks,” “the Company,” “we,” “us,” or “our” may refer to Harte Hanks, Inc., one or more of its consolidated subsidiaries, or all of them taken as a whole, as the context may require.

Interim Financial Information

The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and notes thereto included in our 2018 10-K.

Reverse Stock Split

On January 31, 2018, we executed a 1-for-10 reverse stock split (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, every 10 pre-split shares of our common stock were exchanged for one post-split share of the Company's Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received (or are entitled to receive) a cash payment in lieu thereof. Pursuant to the Reverse Stock Split, our authorized Common Stock was reduced from 250 million to 25 million shares. The number of authorized shares of preferred stock remained unchanged at one million shares.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes could differ from those estimates and assumptions. Such estimates include, but are not limited to, estimates related to lease accounting, pension accounting; fair value for purposes of assessing long-lived assets for impairment; income taxes; stock-based compensation; and contingencies. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.

Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive (Loss) Income

The “Labor” line in the Condensed Consolidated Statements of Comprehensive (Loss) income includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization.

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

Revenue from agency and digital services, direct mail, logistics, fulfillment and contact center is recognized as the work is performed. Fees for these services are determined by the terms set forth in the contract with the client. These are typically set at a fixed price or rate by transaction occurrence, service provided, time spent, or product delivered.

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

Leases

We determine if an arrangement is a lease at inception. Operating and finance leases are included in the lease right-of-use (“ROU”) assets, current portion and long-term portion of lease obligations on our condensed consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease, which are included in the lease ROU asset when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain real estate leases, we account for the lease and non-lease components as a single lease component.
See Note B, Recent Accounting Pronouncements - Recently adopted accounting pronouncements.

Note B - Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-14 on our condensed consolidated financial statements.

Recently adopted accounting pronouncements

Income taxes

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"). This ASU amends certain Securities and Exchange Commission (SEC) guidance in Topic 740 for the income tax accounting implications of the recently issued Tax Reform. This guidance clarifies the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under Topic 740 for certain income tax effects of Tax Reform for the reporting period in which Tax Reform was enacted. We adopted it in the fourth quarter 2017.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for reclassification of stranded tax effects on items resulting from the change in the corporate tax rate as a result of H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017, from accumulated other comprehensive income to retained earnings. Tax effects unrelated to H.R. 1 are permitted to be released from accumulated other comprehensive income using either the specific identification approach or the portfolio approach, based on the nature of the underlying item. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We adopted ASU 2018-02 in the first quarter of 2019. See Note I, Income Taxes, for a discussion of the impacts of this ASU.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting, which supersedes ASC 505-50, Accounting for Distributions to Shareholders with Components of Stock and Cash, and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to non-employee share-based payment arrangements. The ASU is effective for annual periods beginning after December 15, 2018, and the interim periods within those fiscal years with early adoption permitted after the entity has adopted ASC 606. This standard was adopted as of January 1, 2019 and did not have a material impact on our condensed consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendment ASU 2018-11, which requires all operating leases to be recorded on the balance sheet. The lessee will record a liability for its lease obligations (initially measured at the present value of the future lease payments not yet paid over the lease term, and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement). This ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This change is required to be applied using a modified retrospective approach for leases that exist or are entered after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. In July 2018, the FASB approved an optional transition method to initially account for the impact of the adoption with a cumulative-effect adjustment to the January 1, 2019, rather than the January 1, 2017, financial statements. This will eliminate the need to restate amounts presented prior to January 1, 2019.

We adopted the standard effective January 1, 2019, and we elected the optional transition method and the practical expedients permitted under the transition guidance within the standard. Accordingly, we accounted for our existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in ASC Topic 842 at lease commencement.

The standard had a material impact on our condensed consolidated balance sheets, but did not have an impact on our condensed consolidated income statements or cash flows from operations. The cumulative effect of the changes on our retained earnings was $22,000 associated with capital gain. The most significant impact was the recognition of right-of-use (ROU) assets and lease liabilities for operating leases. Our accounting for finance leases remained substantially unchanged. See Note D, Leases for further discussion.

Note C - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, related to revenue recognition. Under ASC 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At March 31, 2019 and December 31, 2018, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by vertical market and key revenue stream. The following table summarizes revenue from contracts with customers for the three months ended March 31, 2019 by our key vertical markets:

In thousands	For the three months ended March 31, 2019	For the three months ended March 31, 2018
B2B	$12,785	18,882
Consumer Brands	12,163	19,556
Financial Services	12,965	14,645
Healthcare	4,627	4,426
Retail	12,311	15,673
Transportation	4,299	8,016
Total Revenues	$59,150	$81,198

The nature of the services offered by each key revenue stream are different. The following tables summarize revenue from contracts with customers for the three months ended March 31, 2019 and 2018 by our four major revenue streams and the pattern of revenue recognition:

	For the three months ended March 31, 2019
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$6,193	$39	$6,232
Database Marketing Solutions	6,106	786	6,892
Direct Mail, Logistics, and Fulfillment	24,739	5,549	30,288
Contact Centers	15,738	—	15,738
Total Revenues	$52,776	$6,374	$59,150

Our contracts with customers may consist of multiple performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP") basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine SSP based on the price at which the performance obligation is sold separately. Although uncommon, if the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Further discussion of other performance obligations in each of our major revenue streams follows:

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four and five years for database solutions contracts and six months to one year for contact center contracts). The upfront non-refundable fees collected from customers were immaterial as of March 31, 2019 and 2018.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. After considering the above exemptions, the transaction prices allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2019 totaled $0.5 million, which is expected to be recognized over the next 2 years as follows: $0.4 million in 2019 and $0.1 million in 2020.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer's final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of March 31, 2019 and December 31, 2018:

In thousands	March 31, 2019	December 31, 2018
Contract assets	$1,598	$2,362
Deferred revenue and customer advances	6,402	6,034
Deferred revenue, included in other long-term liabilities	1,023	578

Revenue recognized during the three months ended March 31, 2019 from amounts included in deferred revenue at December 31, 2018 was approximately $3.0 million. We recognized no revenues during the three months ended March 31, 2019 from performance obligations satisfied or partially satisfied in previous periods.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We capitalized a portion of commission expense that represents the cost to obtain a contract. The remaining unamortized contract costs were $3.2 million as of March 31, 2019. For the periods presented, no impairment was recognized.

Note D - Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The Company recorded operating lease assets (right-of-use assets) of $22.8 million and operating lease liabilities of 23.9 million. There was minimal impact to retained earnings upon adoption of Topic 842.

We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). Our leases have remaining lease terms of 1 year to 6 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

As of March 31, 2019, assets recorded under finance and operating leases were approximately $1.2 million and $22.3 million respectively, and accumulated depreciation associated with finance leases was $63,800. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The following table presents supplemental balance sheet information related to our financing and operating leases:

in thousands	As of March 31, 2019
	Financing Leases	Operating Leases
Right-of-use Assets	$1,187	$22,284

Liabilities
Short-term operating lease liabilities	421	8,030
Long-term operating lease liabilities	680	15,242
Total Liabilities	$1,101	$23,272
For the three months ended March 31, 2019, the components of lease expense were as follows:

in thousands	Three Months Ended March 31, 2019
Operating lease cost	$2,215

Finance lease cost
Amortization of right-of-use assets	64
Interest on lease liabilities	19
Total Finance lease cost	83
Variable lease cost	537
Total lease cost	$2,835

Other information related to leases was as follows:

in thousands	Three Months Ended March 31, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,285
Operating cash flows from finance leases	22
Financing cash flows from finance leases	101

Weighted Average Remaining Lease term

Operating leases	3.5
Finance leases	3.3

Weighted Average Discount Rate
Operating leases	4.71%
Finance leases	7.16%

The maturity of the Company’s finance and operating lease liabilities as of March 31, 2019 are as follows:

in thousands	Operating Leases	Finance Leases
Year Ending December 31,
2019 (excluding the quarter ended March 31, 2019)	$8,882	$475
2020	7,076	325
2021	4,664	186
2022	2,783	141
2023	1,113	74
2024	706	—
Total future minimum lease payments	25,224	1,201
Less: Imputed interest	1,952	100
Total lease liabilities	$23,272	$1,101

As previously disclosed in our 2018 10-K and under the previous lease accounting standard, ASC 840, Leases, the total commitment for non-cancelable operating and finance leases was $35.0 million and $1.3 million as of December 31, 2018:

in thousands	Operating Leases	Finance Leases
Year Ending December 31,
2019	$9,645	$748
2020	8,815	307
2021	7,425	131
2022	5,456	133
2023	2,349	104
Thereafter	1,328	—
Total future minimum lease payments	$35,018	$1,423

Less: imputed interest		120

Total		$1,303

As of March 31, 2019, we have additional operating leases, that have not yet commenced of $2.9 million. These operating and finance leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 1 year to 5 years.

Note E - Convertible Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 1.0 million shares of preferred stock (“Preferred Stock”). On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro, LLC (as further described in Note A above under the heading "Securities Purchase Agreement") at an issue price of $1,000 per share, for gross proceeds of $9.9 million pursuant to a Certificate of Designation filed with the State of Delaware on January 29, 2018. We incurred $0.2 million of transaction fees in connection with the issuance of the Preferred Stock which are netted against the gross proceeds of $9.9 million on our Condensed Consolidated Financial Statements.

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

Dividends

Upon liquidation, dissolution or winding down of the company, or a Fundamental Transaction, shares of Series A Preferred Stock which have not been otherwise converted to Common Stock, shall be entitled to receive dividends that accrue at a rate of (i) 5% each year, or (ii) the rate that cash dividends were paid in respect of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designation), but only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to Common Stock. As of March 31, 2019, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $0.1 million, or $12.33 per share of Series A Preferred Stock.

Conversion

At the option of the holders of Series A Preferred Stock, shares of Series A Preferred Stock may be converted into Common Stock at a rate of 100.90817 shares of Common Stock for one share of Series A Preferred Stock, subject to certain future adjustments.

Voting and Other Rights

The Series A Preferred Stock does not have voting rights, except as otherwise required by law. Other rights afforded the holders of Series A Preferred Stock, under defined circumstances, include the election and removal of one member of the Board of Directors as a separate voting class, the ability to approve certain actions of the Company prior to execution, and preemptive rights to participate in any future issuances of new securities. In addition, under certain circumstances, the holder of the Series A Preferred Stock is entitled to appoint an observer to our Board of Directors. The holder of the Series A Preferred Stock has elected to exercise its observer appointment rights but not its right to appoint the board member.

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of March 31, 2019.

Note F — Long-Term Debt

As of March 31, 2019 and December 31, 2018, we had $18.7 million and $14.2 million of borrowings outstanding under the Texas Capital Facility.

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

Under the Texas Capital Credit Facility, we can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused credit balances accrue interest at 0.50%. We are required to pay a quarterly fee of $0.1 million as consideration for the collateral balances provided by HHS Guaranty, LLC.

The Texas Capital Credit Facility is subject to customary covenants requiring insurance, legal compliance, payment of taxes, prohibition of second liens, and secondary indebtedness, as well as the filing of quarterly and annual financial statements.

The Texas Capital Credit Facility originally had an expiration date of April 17, 2019, at which point all outstanding amounts would have been due. On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.

At March 31, 2019, we had letters of credit outstanding in the amount of $2.8 million. No amounts were drawn against these letters of credit at March 31, 2019. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income (Loss). We recognized $0.2 million and $0.6 million of stock-based compensation expense during the three months ended March 31, 2019 and 2018, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2019	2018
Interest cost	$1,813	$1,685
Expected return on plan assets	(1,111)	(1,524)
Recognized actuarial loss	733	689
Net periodic benefit cost	$1,435	$850

We are required to make a minimum of $2.2 million contribution to our Qualified Pension Plan in 2019.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million in the three months ended March 31, 2019.

Note I - Income Taxes

Our income tax expense of $0.8 million for the three months ended March 31, 2019 resulted in a negative effective income tax rate of 6.2%. The effective income tax rate for the three months ended March 31, 2019 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized. We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2019 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate.

Our income tax benefit of $8.8 million for the three months ended March 31, 2018 resulted in an effective income tax rate of 106.2%. The effective income tax benefit calculated for the three months ended March 31, 2018 differs from the federal statutory rate of 21.0%, primarily due to the capital loss generated from the sale of 3Q Digital which will be available for carryback. We used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2018, because we determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, such that the historical method would not provide a reliable estimate for the three months ended March 31, 2018.

Effective January 1, 2019 we adopted ASU 2018-02 which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the U.S. federal statutory income tax rate from 35% to 21% due to the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act”). As a result of the adoption, we reclassified $11.4 million of stranded tax effects from accumulated other comprehensive income to retained earnings.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For

U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2013. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2015.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at March 31, 2019 or December 31, 2018.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2019	2018
Net (loss) Income	$(13,527)	$32,629
Less: Preferred stock dividends	122	—
(Loss) income attributable to common stockholders	$(13,649)	$32,629

Basic loss per Common Share
Weighted-average common shares outstanding	6,268	6,213
Basic (loss) income per common share	$(2.18)	$5.24

Diluted Earnings (Loss) per Common Share
Weighted-average shares used to compute earnings/(loss) per share attributable to common shares	6,268	6,990
Diluted (loss) income per common share	$(2.18)	$4.67

Computation of Shares Used in Diluted Earnings (Loss) Per Common Share
Weighted-average common shares outstanding	6,268	6,213
Shares used in diluted earnings (loss) per common share computations	6,268	6,990

0.1 million and 0.3 million shares of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2019 and 2018, respectively. 0.1 million and 0.2 million of anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2019 and 2018, respectively. 1.0 million shares of anti-dilutive preferred stock (as if converted) have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended March 31, 2019.

Note K — Comprehensive (Loss) Income

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive (loss) income was as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Net (loss) Income	$(13,527)	$32,629

Other comprehensive income (loss):
Adjustment to pension liability	733	691
Tax expense	(183)	(173)
Adoption of ASC 2018-02	(11,355)	—
Adjustment to pension liability, net of tax	(10,805)	518
Foreign currency translation adjustment, net of tax	(28)	(154)
Total other comprehensive (loss) income, net of tax	(10,833)	364

Total comprehensive (loss) income	$(24,360)	$32,993

Changes in accumulated other comprehensive income (loss) by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2018	$(46,584)	$101	$(46,483)
Other comprehensive income (loss), net of tax, before reclassifications	—	(28)	(28)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive (loss) income	550	—	550
Adoption of ASU 2018-02	(11,355)	—	(11,355)
Balance at March 31, 2019	$(57,389)	$73	$(57,316)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2017	$(45,418)	$1,115	$(44,303)
Other comprehensive (loss), net of tax, before reclassifications	—	(154)	(154)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive (loss) income	518	—	518
Net current period other comprehensive income (loss), net of tax	518	(154)	364
Balance at March 31, 2018	$(44,900)	$961	$(43,939)

Reclassification amounts related to the defined pension plans are included in the computation of net periodic pension benefit cost (see Note H, Components of Net Periodic Benefit Cost).

Note L — Litigation and Contingencies

In the normal course of our business, we are obligated under some agreements to indemnify our clients as a result of claims that we infringe on the proprietary rights of third parties. The terms and duration of these commitments vary and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments is not reasonably estimable. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our condensed consolidated financial statements.

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

A reconciliation of accrued balances of the contingent consideration using significant unobservable inputs (Level 3) is as follows:

In thousands	Fair Value
Accrued contingent consideration liability as of December 31, 2017	$33,887
Accretion of interest	742
Disposition	(34,629)
Accrued contingent consideration liability as of March 31, 2018	$—

On May 7, 2019, we received the $5 million Contingent Payment related to the Qualified Sale of 3Q Digital as defined in the Purchase and Sale Agreement dated February 28, 2018.

Note O — Certain Relationships and Related Party Transactions

Since 2016, we have conducted (and we continue to conduct) business with Wipro, whereby Wipro provides us with a variety of technology-related services, including database and software development, database support and analytics, IT infrastructure support, leased facilities and digital campaign management. Additionally, we also provide Wipro with agency services and consulting services.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro's option into 1,001,614 shares, or 16% of our Common Stock), for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

During the three months ended March 31, 2019, we recorded an immaterial amount of revenue for services we provided to Wipro. During the three months ended March 31, 2018, we recorded no revenue from services we provided to Wipro.

During the three months ended March 31, 2019 and 2018, we recorded $6.3 million and $2.8 million of expense, respectively, in technology-related services and lease expense for a facility Wipro provided to us. Included in the first quarter 2019 $6.3 million expense was also a one-time termination charge of $2.1 million as in the first quarter of 2019, we terminated several contracts with Wipro and entered into new agreements resulting in $3.3 million of annual savings.

During the three months ended March 31, 2019 and 2018, we capitalized $0.8 million and $1.1 million, respectively, for internally developed software services received from Wipro. These remaining capitalized costs are included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheet as of March 31, 2019 and 2018.

As of March 31, 2019 and December 31, 2018, we had a trade payable due to Wipro of $5.3 million and $5.0 million, respectively. As of March 31, 2019 and December 31, 2018, we had an immaterial amount in trade receivables due from Wipro for services provided in 2017 but invoiced in 2018.

As described in “Note F- Long-Term Debt", the Company’s Texas Capital Credit Facility is secured by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of our founders). Pursuant to the Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated January 9, 2018, between HHS Guaranty, LLC and the Company, HHS Guaranty, LLC has the right to appoint one representative director to the Board of Directors. Currently, David L. Copeland serves as the HHS Guaranty, LLC representative on the Board of Directors.

Note P — Restructuring Activities

On September 21, 2018, our Board of Directors approved a reduction in our workforce for certain employees performing sales and corporate marketing functions. In addition, in the fourth quarter of 2018 we identified additional reduction opportunities which resulted in an additional reduction of our workforce in other functions. The workforce reductions resulted in a restructuring charge of approximately $0.9 million for employee severance and related costs and we anticipate that this action will result in annualized cost savings of approximately $7.5 million.

We continue to reduce our workforce in response to the declining revenue. To date in 2019, we have recognized severance expense in the amount of $0.5 million in relation to this termination which resulted in $5.7 million of annual savings. We plan to make further reductions in the workforce which will result in an additional $0.5 million severance expense and $3.4 million of annual cost savings.

In the first quarter of 2019, we terminated several contracts with Wipro and entered into new agreements resulting in $3.3 million of annual savings. As a result, we incurred a one-time termination charge of $2.1 million which was included in our operating expense for the first quarter of 2019. We also recorded an impairment charge of $2.3 million on our long-term other assets, the majority of which were related to capitalized labor to build customer databases. A decision was made to not move forward with this database platform.
We are in the process of advancing initiatives to remove an additional $3 million in annualized vendor-related savings. In addition, subsequent to the end of the first quarter, we reduced the size and expense of our executive team. Going forward, we will maintain our aggressive pursuit of additional cost cutting opportunities throughout the organization.

Note Q — Subsequent Events

On May 8, 2019, the Company announced that, in order to focus on his role as Chairman of Qnary LLC, Bant Breen will step down as Chief Executive Officer, as well as resign from his membership on the Company’s Board of Directors and any officer and director positions with the Company’s subsidiaries on May 10, 2019 (“Separation Date”). The Company and Mr. Breen have entered into a separation agreement memorializing the terms of his transition and eventual separation of employment (the “Separation Agreement”). Mr. Breen has agreed to provide consulting services following the Separation Date until November 10, 2019 or such other earlier date as determined by the Board of Directors. During the consulting period, Mr. Breen will receive a monthly fee of $31,667. Additionally, the Separation Agreement contains a release, as well as a non-disparagement provision, and ratifies the confidentiality and non-solicitation covenants in Mr. Breen’s employment restrictions agreement with the Company, dated January 4, 2019.

Andrew Harrison, the Company’s President, will assume the role of the Principal Executive Officer of the Company effective as of the Separation Date.
On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.

On May 7, 2019, we received a $5 million Contingent Payment related to the Qualified Sale of 3Q Digital as defined in the Purchase and Sale Agreement dated February 28, 2018.

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in the 2018 10-K, and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2019 earnings release issued on May 8, 2019. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, Inc. This section is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the Condensed Consolidated Financial Statements as well as our 2018 10-K. Our 2018 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. The following MD&A of Financial Condition and Results of Operations gives retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.

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

Our services offer a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs that deliver greater return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers which is key to being leaders in customer interaction. We offer a full complement of capabilities and resources to provide a broad range of marketing services, in media from direct mail to email, including:

•	Agency

•	Digital Solutions

•	Database Marketing Solutions

•	Direct mail

•	Mail and Product Fulfillment

•	Logistics

•	Contact centers.

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

We continued to face a challenging competitive environment in 2019. The sale of 3Q Digital in 2018, together with our restructuring efforts that are meant to decrease recurring expenses, are all parts of our efforts to prioritize our investments and focus on our core business of optimizing our clients' customer journey across an omni-channel delivery platform. We expect these actions will enhance our liquidity and financial flexibility. For additional information, see Liquidity and Capital Resources section. We have taken actions to return the business to profitability and improve our cash, liquidity, and financial position. This includes workforce restructuring, making investments targeted at improving product offerings, and implementing expense reductions.

Recent Developments

Management Changes

On May 8, 2019, the Company announced that, in order to focus on his role as Chairman of Qnary LLC, Bant Breen will step down as Chief Executive Officer, as well as resign from his membership on the Company's Board of Directors. Mr. Breen was initially appointed as our CEO on January 4, 2019. Andrew Harrison, the Company's President, will assume the role of the Principal Executive Officer of the Company. Mr. Harrison was initially promoted to President and Chief Operating Officer on January 4, 2019 and has been with the company for over 20 years.

On February 1, 2019, Martin Reidy took the helm of our marketing services division which covers our agency, digital solutions and database marketing solutions. Martin was a Harte Hanks board member and has significant experience in direct marketing, digital advertising, predictive marketing and data-driven results marketing. Most recently, Martin served as the President and CEO of Ansira Partners, a data and digital marketing agency. Prior to that he was CEO and President of Meredith Xcelerated Marketing (a marketing services division within Meredith Publishing Inc.), Publicis Modem and R/GA (leading digital advertising and relationship marketing services firms).

On January 16, 2019, Mark Del Priore was appointed as Chief Financial Officer to succeed Jon Biro who chose to leave the Company. Mark has more than 15 years of media experience, most recently as CFO for the publicly traded advertising company, SITO Mobile. Mark began working with Harte Hanks as an advisor in October 2018.

Restructuring Activities

We continue our restructuring efforts to reduce operating expenses. In the first quarter of 2019, we terminated several contracts with Wipro and entered into new agreements resulting in $3.3 million of annual savings. As a result, we incurred a one-time termination charge of $2.1 million which was included in our operating expense for the first quarter of 2019. We also recorded an impairment charge of $2.3 million on our long-term other assets, the majority of which were related to capitalized labor to build customer databases. A decision was made to not move forward with this database platform.

On September 21, 2018, our Board of Directors approved a reduction in our workforce for certain employees performing sales and corporate marketing functions. In addition, in the fourth quarter of 2018 we identified additional reduction opportunities which resulted in an additional reduction of our workforce in other functions. The workforce reductions resulted in a restructuring charge of approximately $0.9 million for employee severance and related costs and we anticipate that this action will result in annualized cost savings of approximately $7.5 million. In addition, beginning in 2019 we expect to reduce certain non-labor discretionary expenses, with the aim of reducing expenses by approximately an additional $2.0 million per year.

Results of Operations

Operating results were as follows:

	Three Months Ended March 31,
In thousands	2019	2018	% Change
Revenues	$59,150	$81,198	(27.2)%
Operating expenses	70,090	86,233	(18.7)%
Operating Loss	$(10,940)	$(5,035)	117.3%

Operating margin	(18.5)%	(6.2)%

Income (Loss) before taxes	$(12,737)	$23,849	(153.4)%

Diluted Income (loss) per common share from operations	$(2.18)	$4.67	(146.7)%

Revenues

Three months ended March 31, 2019 vs. Three months ended March 31, 2018

Revenues declined $22.0 million, or 27.2%, in the first quarter of 2019 compared to the first quarter of 2018. These results reflect the impact of declines in almost all of our industry verticals. Revenues declined in our retail, B2B, financial services, consumer and transportation verticals by $3.3 million, or 21.5%, $6.1 million, or 32.3%, $1.7 million, or 11.5%, $7.4 million, or 37.8%, and $3.7 million, or 46.4%, respectively. Healthcare increased slightly by $0.2 million, or 4.6%. These declines were partially due to the sale of 3Q Digital at the end of February 2018, which led to $6.9 million of the revenue reduction quarter-over-quarter and primarily impacted the B2B and Consumer verticals. Additionally, lost clients and lower volumes from existing clients caused the further decrease in revenues.

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

Operating Expenses

Three months ended March 31, 2019 vs. Three months ended March 31, 2018

Operating expenses were $70.1 million in the first quarter of 2019, compared to $86.2 million in the first quarter of 2018. This decline was partially caused by the sale of 3Q Digital ($5.8 million total operating expense reduction quarter-over-quarter). Labor costs declined $16.8 million, or 33.2%, compared to the first quarter of 2018, primarily due to lower payroll expense, our expense reduction efforts, and the sale of 3Q Digital ($4.8 million expense reduction) which was partially offset by higher severance expense. Production and distribution expenses declined $1.1 million, compared to the first quarter of 2018 primarily due to $0.7 million lower repairs and maintenance expense for IT and the sale of 3Q Digital resulting in $0.4 million lower expense compared to the prior year quarter. Advertising, Selling and General expense decreased $1.8 million, or 19.4%, compared to the first quarter of 2018, primarily due to $0.6 million lower employee expense, $0.5 million lower business services expense and the sale of 3Q Digital ($0.6 million reduction). Depreciation, software and intangible asset amortization expense declined $0.7 million, or 28.5%, compared to the prior year quarter, primarily due to lower capital expenditure and the elimination of the intangible assets upon the sale of 3Q Digital.

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

Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Operating Loss

Three months ended March 31, 2019 vs. Three months ended March 31, 2018

Operating loss was $10.9 million in the first quarter of 2019, compared to $5.0 million operating loss in the first quarter of 2018. The $5.9 million decline reflected the impact of lower revenues of $22.0 million, partially offset by a $16.1 million decline in operating expenses. The sale of 3Q Digital in late February 2018 reduced operating income by $1.1 million, as compared to three months ended March 31, 2018.

Interest Expense

Three months ended March 31, 2019 vs. Three months ended March 31, 2018

Interest expense, net, in the first quarter of 2019 declined $0.7 million compared to the first quarter of 2018. This decline was due to the elimination of interest accretion expense related to the 3Q Digital contingent consideration liability as of February 2018.

Other Income and Expense

Three months ended March 31, 2019 vs. Three months ended March 31, 2018

Other expense, net, increased $0.4 million in the first quarter of 2019, compared to the first quarter of 2018.

Income Taxes

Three months ended March 31, 2019 vs. Three months ended March 31, 2018

The income tax expense of $0.8 million in the first quarter of 2019 represents an increase in expense of $9.6 million when compared to the first quarter of 2018. Our effective tax rate was negative 6.2% for the first quarter of 2019, decreasing from a rate of 106.2% for the first quarter of 2018. We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2019 and March 31, 2018, because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate. The effective income tax rate calculated for the three months ended
March 31, 2019 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $20.9 million at March 31, 2019 and December 31, 2018. Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

On May 7, 2019, we received a $5 million Contingent Payment related to the Qualified Sale of 3Q Digital as defined in the Purchase and Sale Agreement dated February 28, 2018.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $2.9 million, compared to net cash provided by operating activities of $2.8 million for the three months ended March 31, 2018. The $5.7 million year-over-year decrease was primarily the result of a decrease in net income in three months ended March 31, 2019 as compared to 2018.

Investing Activities

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2019, compared to the net cash provided by investing activities of $2.3 million for the three months ended March 31, 2018. This change was mainly due to the sale of 3Q Digital in late February 2018.

Financing Activities

Net cash provided by financing activities was $4.1 million for the three months ended March 31, 2019, compared to net cash provided of $9.5 million for the three months ended March 31, 2018. The $5.4 million decrease was primarily due to the issuance of the Series A Preferred Stock in the first quarter of 2018 which was partially offset by $4.5 million of borrowings under the Company’s credit facilities in the first quarter of 2019.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of March 31, 2019 and 2018 were $2.3 million and $3.6 million, respectively.

Credit Facilities

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.

At March 31, 2019, we had letters of credit in the amount of $2.8 million. No amounts were drawn against these letters of credit at March 31, 2019.  These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

As of March 31, 2019 and December 31, 2018, we had $18.7 million and $14.2 million of borrowings outstanding under the Texas Capital Facility.

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

Critical Accounting Policies

Critical accounting policies are defined as those that, in our judgment, are most important to the portrayal of our company’s financial condition and results of operations and which require complex or subjective judgments or estimates. Refer to the 2018 10-K for a discussion of our critical accounting policies.

The following represent changes to our critical accounting policies as described in detail in our 2018 10-K:

•	The adoption of ASC 842, Leases - the impact of this change in accounting policy is described in detail in Note D of the Notes to Unaudited Condensed Consolidated Financial Statements in this 10Q; and

•	Goodwill and intangible assets are no longer included as a critical accounting policy as we no longer have these assets on our condensed consolidated balance sheet

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

As of March 31, 2019, we had $18.7 million of borrowings outstanding under the Texas Capital Facility. A hypothetical one percentage point change in average interest rates would not have a significant impact on our earnings for the three months ended March 31, 2019.

On April 17, 2017, we entered into the Texas Capital Credit Facility. On January 9, 2018, we entered an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22 million and extended the maturity by one year to April 17, 2020.

On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. The credit facility increased exposure to market risks relating to changes in interest rates because borrowings under the facility bear interest at a variable rate. We do not believe that a one percentage point change in average interest rates would have a material impact on our interest expense. As such, we do not believe that we currently have significant exposure to market risks associated with changing interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income (loss) in our Condensed Consolidated Statements of Comprehensive Income/(Loss). Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). Transactions such as these amounted to $28,000 in pre-tax currency transaction gains in the first three months of 2019. At this time, we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Our management, including our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were not effective as of March 31, 2019 solely due to the material weaknesses in internal control over financial reporting as described in Item 9A of the 2018 10-K.

Notwithstanding the material weaknesses described below, based on the additional analysis and other post-closing procedures performed, we believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects, in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

We identified material weaknesses in the following areas (i) the effectiveness of information and communication, and control activities, and (ii) the effectiveness of internal controls over revenue recognition.

Notwithstanding the material weaknesses, each of our Chief Executive Officer, Chief Financial Officer, and Corporate Controller concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Improvements in the design and operating effectiveness of internal controls over financial reporting that we have affected to date have led to the successful remediation of several previously disclosed material weaknesses including monitoring, control environment and risk assessment. Other than the material weaknesses discussed above, and the successful remediation of previously disclosed material weaknesses related to monitoring, control environment and risk assessment, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Significant progress has been made towards addressing the weakness in revenue recognition. Walk throughs have been performed for all significant revenue streams and flow charts have been completed to document these processes. Current key controls have been assessed and mapped to risks within the process. Additional key controls have been identified and designed. We have begun implementing new controls and enhancing the reviews and documentation of currently implemented controls.
We continue to work with the third-party specialists we engaged to review, document, and (as needed) supplement our controls, with the goal of designing and implementing controls that not only better address both the accuracy and precision of management's review, but also enhance our ability to manage our business as it has evolved. In 2018 and the first three months of 2019, significant progress was made in relation to the design and implementation of controls, however, there is still additional work to be done to completely remediate the material weakness. While we have made improvements to many of our control activities, management may determine that additional steps may be necessary to remediate the material weaknesses.
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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2018 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended March 31, 2019 to the risk factors previously disclosed in the 2018 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the first quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
January 1-31, 2019	—	$—	—	$11,437,538
February 1-28, 2019	—	$—	—	$11,437,538
March 1-31, 2019	—	$—	—	$11,437,538
Total	—	$—	—
(1)  Represents shares withheld to offset withholding taxes upon the vesting of unvested shares.

(2) The Board of Directors does not anticipate purchasing any shares of our Common Stock through our stock repurchase program that was publicly announced in August 2014 for the foreseeable future. Under this program, through which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. Through March 31, 2019, we had repurchased a total of 6.8 million shares at an average price of $18.10 per share under all current and previous repurchase programs.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility, which further extended the maturity of the facility by one year to April 17, 2021.

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

HARTE HANKS, INC.

May 9, 2019	/s/ Mark A. Del Priore
Date	Mark A. Del Priore
Executive Vice President and Chief Financial Officer

May 9, 2019	/s/ Lauri Kearnes
Date	Lauri Kearnes
Vice President, Finance and
Corporate Controller