Form 10-Q
period 2019-06-30
HARTE HANKS INC
filed 2019-08-09
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Yes☐  No ☒

The number of shares outstanding of each of the issuer's classes of common stock as of July 15, 2019 was 6,279,642 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
FORM 10-Q REPORT
For the Quarterly Period Ended June 30, 2019

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

In thousands, except per share and share amounts	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$39,000	$20,882
Accounts receivable (less allowance for doubtful accounts of $813 at June 30, 2019 and $430 at December 31, 2018)	40,782	54,240
Contract assets	1,228	2,362
Inventory	409	448
Prepaid expenses	3,632	4,088
Prepaid taxes and income tax receivable	656	20,436
Other current assets	1,844	2,536
Total current assets	87,551	104,992
Property, plant and equipment (less accumulated depreciation of $131,251 at June 30, 2019 and $133,559 at December 31, 2018)	9,953	13,592
Right-of-use assets	24,137	—
Other assets	4,605	6,591
Total assets	$126,246	$125,175

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$19,159	$31,052
Accrued payroll and related expenses	5,267	6,783
Deferred revenue and customer advances	5,229	6,034
Customer postage and program deposits	8,052	6,729
Short-term lease liabilities	8,609	—
Other current liabilities	3,514	3,564
Total current liabilities	49,830	54,162
Long-term debt	18,700	14,200
Pensions	62,128	62,214
Long-term lease liabilities	16,469	—
Other long-term liabilities	4,038	4,060
Total liabilities	151,165	134,636

Preferred stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock authorized, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,121,484 and 12,115,055 shares issued, 6,276,963 and 6,260,075 shares outstanding at June 30, 2019 and December 31, 2018, respectively	12,121	12,115
Additional paid-in capital	451,937	453,868
Retained earnings	806,751	812,704
Less treasury stock, 5,844,521 shares at cost at June 30, 2019 and 5,854,980 shares at cost at December 31, 2018	(1,249,061)	(1,251,388)
Accumulated other comprehensive loss	(56,390)	(46,483)
Total stockholders’ deficit	(34,642)	(19,184)
Total liabilities, preferred stock and stockholders’ deficit	$126,246	$125,175
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,
In thousands, except per share amounts	2019		2018
Operating revenues	$54,686		$69,633
Operating expenses
Labor	31,778		39,725
Production and distribution	17,816		26,358
Advertising, selling, general and administrative	7,127		7,955
Restructuring Expense	3,281		—
Depreciation, software and intangible asset amortization	1,297		1,903
Total operating expenses	61,299		75,941
Operating loss	(6,613)		(6,308)
Other (income) expenses
Interest expense, net	388		183
Gain on contingent payment from 3Q	(5,000)		—
Other, net	1,854		827
Total other (income) expenses	(2,758)		1,010
Loss before income taxes	(3,855)		(7,318)
Income tax benefit	(52)		(584)
Net loss	(3,803)		(6,734)
Less: Preferred stock dividends	124		124
Loss attributable to common stockholders	$(3,927)		$(6,858)

Loss per common share
Basic	$(0.63)		$(1.10)
Diluted	$(0.63)		$(1.10)

Weighted average shares used to compute loss per share attributable to common shares
Basic	6,272	619	6,226
Diluted	6,272		6,226

Comprehensive loss, net of tax:
Net loss	$(3,803)		$(6,734)

Adjustment to pension liability, net	549		517
Foreign currency translation adjustment	377		(805)
Total other comprehensive income (loss), net of tax	$926		$(288)

Comprehensive loss	$(2,877)		$(7,022)
Less: Preferred stock dividends	124		124
Comprehensive loss attributable to common stockholders	$(3,001)		$(7,146)

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Six Months Ended June 30,
In thousands, except per share amounts	2019	2018
Operating revenues	$113,836	$150,829
Operating expenses
Labor	65,445	90,381
Production and distribution	40,816	50,506
Advertising, selling, general and administrative	14,602	17,232
Restructuring Expense	7,787	—
Depreciation, software and intangible asset amortization	2,740	4,054
Total operating expenses	131,390	162,173
Operating loss	(17,554)	(11,344)
Other (income) and expenses
Interest expense, net	609	1,112
Gain on sale from 3Q	(5,000)	(30,954)
Other, net	3,429	1,969
Total other income	(962)	(27,873)
(Loss) income before income taxes	(16,592)	16,529
Income tax expense (benefit)	738	(9,364)
Net (loss) income	(17,330)	25,893
Less: Earnings attributable to participating securities	$—	$3,059
Less: Preferred stock dividends	246	207
(Loss) income attributable to common stockholders	$(17,576)	$22,627

(Loss) earnings per common share
Basic	$(2.80)	$3.64
Diluted	$(2.80)	$3.62

Weighted-average shares used to compute (loss) earnings per share attributable to common shares
Basic	6,270	6,220
Diluted	6,270	6,250

Comprehensive (loss) income
Net (loss) income	$(17,330)	$25,893

Adjustment to pension liability	1,099	1,035
Foreign currency translation adjustment	349	(959)
Adoption of ASU 2018-02	(11,355)	—
Total other comprehensive (loss) income, net of tax	$(9,907)	$76

Comprehensive (loss) income	$(27,237)	$25,969
Less: Earnings attributable to participating securities	—	3,059
Less: Preferred stock dividends	246	207
Comprehensive (loss) income attributable to common stockholders	$(27,483)	$22,703

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholder's Deficit
(Unaudited)

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2017	$—	$12,075	$457,186	$794,583	$(1,254,176)	$(44,303)	$(34,635)
Cumulative effect of accounting change	—	—	—	571	—	—	571
Preferred stock issued	9,723	—	—	—	—	—	—
Stock Option activities	—	38	(38)	—	(1)	—	(1)
Rounding from reverse stock split	—	(38)	38	—	—	—	—
Stock-based compensation	—	—	433	—	—	—	433
Treasury stock issued	—	—	(50)	—	53	—	3
Net income	—	—	—	32,629	—	—	32,629
Other comprehensive income	—	—	—	—	—	364	364
Balance at March 31, 2018	$9,723	$12,075	$457,569	$827,783	$(1,254,124)	$(43,939)	$(636)
Stock Option activities	—	33	(33)	—	(69)	—	(69)
Stock-based compensation	—	—	425	—	—	—	425
Treasury stock issued	—	—	(755)	—	789	—	34
Net loss	—	—	—	(6,734)	—	—	(6,734)
Other comprehensive loss	—	—	—	—	—	(288)	(288)
Balance at June 30, 2018	$9,723	$12,108	$457,206	$821,049	$(1,253,404)	$(44,227)	$(7,268)

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2018	$9,723	$12,115	$453,868	$812,704	$(1,251,388)	$(46,483)	$(19,184)
Cumulative effect of accounting change	—	—	—	11,377	—	(11,355)	22
Stock-based compensation	—	—	151	—	—	—	151
Treasury stock issued	—	—	(1,968)	—	1,984	—	16
Net loss	—	—	—	(13,527)	—	—	(13,527)
Other comprehensive income	—	—	—	—	—	522	522
Balance at March 31, 2019	$9,723	$12,115	$452,051	$810,554	$(1,249,404)	$(57,316)	$(32,000)
Stock Option activities	—	6	(8)	—	—	—	(2)
Stock-based compensation	—	—	239	—	—	—	239
Treasury stock issued	—	—	(345)	—	343	—	(2)
Net loss	—	—	—	(3,803)	—	—	(3,803)
Other comprehensive income	—	—	—	—	—	926	926
Balance at June 30, 2019	$9,723	$12,121	$451,937	$806,751	$(1,249,061)	$(56,390)	$(34,642)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In thousands	2019	2018
Cash flows from operating activities
Net (loss) income	$(17,330)	$25,893
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, software amortization	2,740	3,941
Intangible asset amortization	—	113
Restructuring	4,991	—
Stock-based compensation	424	1,274
Net pension cost	1,379	856
Interest accretion on contingent consideration	—	742
Deferred income taxes	576	(821)
Gain on sale	—	(32,760)
Other, net	—	614
Changes in assets and liabilities:
Decrease in accounts receivable, net and contract assets	14,592	8,871
Decrease in inventory	39	125
Decrease (increase) in prepaid expenses, income tax receivable and other assets	18,223	(9,725)
(Decrease) increase in accounts payable	(11,630)	11,138
Increase (decrease) in other accrued expenses and liabilities	1,323	(7,760)
Net cash provided by operating activities	15,327	2,501

Cash flows from investing activities	0
Dispositions, net of cash transferred	—	3,929
Purchases of property, plant and equipment	(1,306)	(2,111)
Proceeds from sale of property, plant and equipment	15	—
Net cash (used in) provided by investing activities	(1,291)	1,818

Cash flows from financing activities
Borrowings	4,500	9,000
Repayment of borrowings	—	(9,000)
Debt financing costs	(328)	(980)
Issuance of preferred stock, net of transaction fees	—	9,723
Issuance of common stock	(2)	(70)
Issuance of treasury stock	14	37
Payment of finance leases	(451)	(254)
Net cash provided by financing activities	3,733	8,456

Effect of exchange rate changes on cash and cash equivalents	349	(959)
Net increase in cash and cash equivalents	18,118	11,816
Cash and cash equivalents at beginning of period	20,882	8,397
Cash and cash equivalents at end of period	$39,000	$20,213

Supplemental disclosures
Cash paid for interest	$411	$79
Cash received for income taxes	$19,465	$155
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$609	$78

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

The Company operates as one reportable segment. Our Principal Executive Officer is considered to be our chief operating decision maker. He reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Securities Purchase Agreement

On January 23, 2018, we entered into a Securities Purchase Agreement with Wipro, LLC ("Wipro"), pursuant to which on January 30, 2018 we issued 9,926 shares of Series A Convertible Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”), for aggregate consideration of $9.9 million. Dividends on the Series A Preferred Stock accrue at a rate of 5.0% per year or the rate that cash dividends were paid in respect to shares of Common Stock if such rate is greater than 5.0%. The Preferred Stock shares issued under the Securities Purchase Agreement are convertible into 1,001,614 shares of our Common Stock. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designation), and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to Common Stock.

Along with customary protective provisions, Wipro, LLC has designated an observer to the Board of Directors. We used the proceeds for general corporate purposes including for working capital purposes.

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

Interim Financial Information

The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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
See Note B, Recent Accounting Pronouncements - Recently adopted accounting pronouncements.

Note B - Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In April 2019, the Financial Accounting Standards Board ("FASB") issued guidance to amend or clarify certain areas within three previously issued standards related to financial instruments which includes clarification for fair value using the measurement alternative, measuring credit losses and accounting for derivatives and hedging. The amendments in this guidance are largely effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We have not elected early adoption and do not anticipate that this guidance will have a material impact on our condensed consolidated financial statements.

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

The standard had a material impact on our condensed consolidated balance sheets, but did not have an impact on our condensed consolidated statements of comprehensive (loss) income or cash flows from operations. The cumulative effect of the changes on our retained earnings was $22 thousand associated with capital gain. The most significant impact was the recognition of right-of-use (ROU) assets and lease liabilities for operating leases. Our accounting for finance leases remained substantially unchanged. See Note D, Leases for further discussion.

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

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At June 30, 2019 and December 31, 2018, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by vertical market and key revenue stream. The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018 by our key vertical markets:

In thousands	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
B2B	$11,074	$14,800	$23,859	$33,483
Consumer Brands	11,888	15,828	24,051	35,171
Financial Services	12,250	14,441	25,215	28,922
Healthcare	5,061	4,083	9,689	8,461
Retail	10,639	15,836	22,949	32,215
Transportation	3,774	4,645	8,073	12,577
Total Revenues	$54,686	$69,633	$113,836	$150,829

The nature of the services offered by each key revenue stream are different. The following tables summarize revenue from contracts with customers for the three and six months ended June 30, 2019 by our four major revenue streams and the pattern of revenue recognition:

	For the Three Month Ended June 30, 2019
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$6,314	$92	$6,406
Contact Centers	16,332	—	16,332
Database Marketing Solutions	5,367	580	5,947
Direct Mail, Logistics, and Fulfillment	22,340	3,661	26,001
Total Revenues	$50,353	$4,333	$54,686

	For the Six Month Ended June 30, 2019
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$12,507	$131	$12,638
Contact Centers	32,070	—	32,070
Database Marketing Solutions	11,473	1,366	12,839
Direct Mail, Logistics, and Fulfillment	47,078	9,211	56,289
Total Revenues	$103,128	$10,708	$113,836

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

These performance obligations, including services rendered to build a custom database, database hosting services, professional services, customer or target marketing lists and data processing services, may be satisfied over time or at a point in time. We provide software as a service ("SaaS") solutions to host data for customers and have concluded that they are stand-ready obligations to be recognized over time on a monthly basis. Our promise to provide certain data related services meets the over-time recognition criteria because our services do not create an asset with an alternative use, and we have an enforceable right to payment. For performance obligations recognized over time, we choose either the input (i.e. labor hour) or output method (i.e. number of customer records) to measure the progress toward completion depending on the nature of the services provided. Some of our other data-related services do not meet the over-time criteria and are therefore, recognized at a point-in-time, typically upon the delivery of a specific deliverable.

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts). The upfront non-refundable fees collected from customers were immaterial as of June 30, 2019 and 2018.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. After considering the above exemptions, the transaction prices allocated to unsatisfied or partially satisfied performance obligations as of June 30, 2019 totaled $0.4 million, which is expected to be recognized over the next 2 years as follows: $0.3 million in 2019 and $0.1 million in 2020.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer's final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of June 30, 2019 and December 31, 2018:

In thousands	June 30, 2019	December 31, 2018
Contract assets	$1,228	$2,362
Deferred revenue and customer advances	5,229	6,034
Deferred revenue, included in other long-term liabilities	965	578

Revenue recognized during the six months ended June 30, 2019 from amounts included in deferred revenue at December 31, 2018 was approximately $0.7 million. We recognized no revenues during the six months ended June 30, 2019 from performance obligations satisfied or partially satisfied in previous periods.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We capitalized a portion of commission expense that represents the cost to obtain a contract. The remaining unamortized contract costs were $2.3 million as of June 30, 2019. For the periods presented, no impairment was recognized.

Note D - Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The Company recorded operating lease assets (right-of-use assets) of $22.8 million and operating lease liabilities of $23.9 million. There was minimal impact to retained earnings upon adoption of Topic 842.

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

As of June 30, 2019, assets recorded under finance and operating leases were approximately $1.1 million and $23.0 million respectively, and accumulated depreciation associated with finance leases was $0.2 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The following table presents supplemental balance sheet information related to our financing and operating leases:

in thousands	As of June 30, 2019
	Finance Leases	Operating Leases
Right-of-use Assets	$1,113	$23,024

Liabilities
Short-term lease liabilities	438	8,171
Long-term lease liabilities	574	15,895
Total Liabilities	$1,012	$24,066
For the three and six months ended June 30, 2019, the components of lease expense were as follows:

in thousands	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$2,378	$4,593

Finance lease cost
Amortization of right-of-use assets	86	150
Interest on lease liabilities	19	38
Total Finance lease cost	105	188
Variable lease cost	840	1,377
Total lease cost	$3,323	$6,158

Other information related to leases was as follows:

in thousands	Six Months Ended June 30, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,631
Operating cash flows from finance leases	38
Financing cash flows from finance leases	227

Weighted Average Remaining Lease term

Operating leases	3.0
Finance leases	3.5

Weighted Average Discount Rate
Operating leases	4.74%
Finance leases	6.91%

The maturities of the Company’s finance and operating lease liabilities as of June 30, 2019 are as follows:

in thousands	Operating Leases	Finance Leases
Year Ending December 31,
2019 (excluding the quarter ended March 31, 2019)	$4,769	$257
2020	7,997	389
2021	5,850	195
2022	3,960	146
2023	2,190	108
2024	1,397	—
Total future minimum lease payments	26,163	1,095
Less: Imputed interest	2,097	83
Total lease liabilities	$24,066	$1,012

As previously disclosed in our 2018 10-K and under the previous lease accounting standard, ASC 840, Leases, the total commitment for non-cancelable operating and finance leases was $35.0 million and $1.3 million as of December 31, 2018:

in thousands	Operating Leases	Finance Leases
Year Ending December 31,
2019	$9,645	$748
2020	8,815	307
2021	7,425	131
2022	5,456	133
2023	2,349	104
Thereafter	1,328	—
Total future minimum lease payments	$35,018	$1,423

Less: imputed interest		$120

Total		$1,303

As of June 30, 2019, we have no additional operating leases that have not yet commenced.

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

Dividends

Upon liquidation, dissolution or winding down of the company, or a Fundamental Transaction, shares of Series A Preferred Stock which have not been otherwise converted to Common Stock, shall be entitled to receive dividends that accrue at a rate of (i) 5% each year, or (ii) the rate that cash dividends were paid in respect of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designation), but only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to Common Stock. As of June 30, 2019, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $0.1 million or $12.47 per share of Series A Preferred Stock.

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of June 30, 2019.

Note F — Long-Term Debt

As of June 30, 2019 and December 31, 2018, we had $18.7 million and $14.2 million of borrowings outstanding under the Texas Capital Facility. As of June 30, 2019, we had the ability to borrow an additional $0.5 million under the facility.

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

At June 30, 2019, we had letters of credit outstanding in the amount of $2.8 million. No amounts were drawn against these letters of credit at June 30, 2019. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive (Loss) Income. We recognized $0.3 million and $0.7 million of stock-based compensation expense during the three months ended June 30, 2019 and 2018, respectively. We recognized $0.4 million and $1.3 million of stock-based compensation expense during the six months ended June 30, 2019 and 2018, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Interest cost	$1,813	$1,685	$3,626	$3,370
Expected return on plan assets	(1,111)	(1,524)	(2,222)	(3,047)
Recognized actuarial loss	733	689	1,466	1,377
Net periodic benefit cost	$1,435	$850	$2,870	$1,700

We are required to make a minimum of $2.2 million contribution to our Qualified Pension Plan in 2019.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million and $0.8 million in the three and six months ended June 30, 2019.

Note I - Income Taxes

Our income tax benefit of $52 thousand for the three months ended June 30, 2019 resulted in an effective income tax rate of 1.3%. Our six months ended June 30, 2019 income tax expense of $0.7 million resulted in a negative effective income tax rate of 4.4%. The effective income tax rate for the three and six months ended June 30, 2019 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

Our income tax benefit of $0.6 million for the three months ended June 30, 2018 resulted in an effective income tax rate of 8.0%. Our six months ended June 30, 2018 income tax benefit of $9.4 million resulted in a negative effective income tax rate of 56.7%. The effective income tax benefit calculated for the three months ended June 30, 2018 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized. The effective income tax benefit for the six months ended June 30, 2018 differs from the federal statutory rate of 21.0%, primarily due to the capital loss generated from the sale of 3Q Digital which will be available for carryback.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the three and six months ended June 30, 2019 and June 30, 2018 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate.

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

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive (Loss) Income. We did not have a significant amount of interest or penalties accrued at June 30, 2019 or December 31, 2018.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2019	2018
Net loss	$(3,803)	$(6,734)
Less: Preferred stock dividends	124	124
Loss attributable to common stockholders	$(3,927)	$(6,858)

Basic loss per Common Share
Weighted-average common shares outstanding	6,272	6,226
Basic loss per common share	$(0.63)	$(1.10)

Diluted Loss per Common Share
Weighted-average shares used to compute earnings/(loss) per share attributable to common shares	6,272	6,226
Diluted Loss per common share	$(0.63)	$(1.10)

Computation of Shares Used in Diluted Loss Per Common Share
Weighted-average common shares outstanding	6,272	6,226
Shares used in diluted loss per common share computations	6,272	6,226

0.1 million and 0.3 million shares of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2019 and 2018, respectively. 0.2 million and 0.2 million of anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2019 and 2018, respectively. 1.0 million shares of anti-dilutive preferred stock (as if converted) have been excluded from the calculation of shares used in the diluted EPS calculation for the three months ended June 30, 2019.

	Six Months Ended June 30,
In thousands, except per share amounts	2019	2018
Numerator:
Net (loss) income	$(17,330)	$25,893
Less: Preferred stock dividend	246	207
Less: Earnings attributable to participating securities	—	3,059
Numerator for basic EPS: (loss) income attributable to common stockholders	$(17,576)	$22,627

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	—	3,059
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	—	(3,046)
Numerator for diluted EPS	$(17,576)	$22,640

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,270	6,220

Effect of dilutive securities:
Unvested shares	—	30
Diluted EPS denominator	6,270	6,250

Basic (loss) earnings per common share	$(2.80)	$3.64
Diluted (loss) earnings per common share	$(2.80)	$3.62

0.3 million and 0.3 million of anti-dilutive market price options have been excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2019 and 2018, respectively. 0.2 million and 32,000 anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the six months ended June 30, 2019 and 2018, respectively.

Note K — Comprehensive (Loss) Income

Comprehensive (loss) income for a period encompasses net (loss) income and all other changes in equity other than from transactions with our stockholders. Our comprehensive (loss) income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Net (loss) Income	$(3,803)	$(6,734)	$(17,330)	$25,893

Other comprehensive income (loss):
Adjustment to pension liability	732	686	1,465	1,377
Tax expense	(183)	(169)	(366)	(342)
	549	517	1,099	1,035
Foreign currency translation adjustment, net of tax	377	(805)	349	(959)
Adoption of ASU 2018-2	—	—	(11,355)	—
Total other comprehensive income (loss), net of tax	926	(288)	(9,907)	76

Total comprehensive (loss) income	$(2,877)	$(7,022)	$(27,237)	$25,969

Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2018	$(46,584)	$101	$(46,483)
Other comprehensive income (loss), net of tax, before reclassifications	—	349	349
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive (loss) income	1,099	—	1,099
Adoption of ASU 2018-02	(11,355)		(11,355)
Net current period other comprehensive income (loss), net of tax	(10,256)	349	(9,907)
Balance at June 30, 2019	$(56,840)	$450	$(56,390)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2017	$(45,418)	$1,115	$(44,303)
Other comprehensive (loss), net of tax, before reclassifications	—	(959)	(959)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive (loss) income	1,035	—	1,035
Net current period other comprehensive income (loss), net of tax	1,035	(959)	76
Balance at June 30, 2018	$(44,383)	$156	$(44,227)

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

Note M — Disposition

On February 28, 2018, we sold our 3Q Digital, Inc. subsidiary ("3Q Digital") to an entity owned by certain former owners of the 3Q Digital business. Consideration for the sale included $5.0 million in cash proceeds, subject to certain working capital adjustments, and up to $5.0 million in additional consideration (“Contingent Payment”) if the 3Q Digital business is sold again (provided certain value thresholds are met) ("Qualified Sale"). The $35.0 million contingent consideration obligation of the company that related to our acquisition of 3Q Digital in 2015 was assigned to the buyer, thereby relieving us of the obligation. In addition, the identified intangible assets with definite lives for client relationships and non-compete agreements were written-off as a component of the gain on sale.

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

On May 7, 2019, we received the $5.0 million Contingent Payment related to the Qualified Sale of 3Q Digital as defined in the Purchase and Sale Agreement dated February 28, 2018.

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

During the three and six months ended June 30, 2019, we recorded an immaterial amount of revenue for services we provided to Wipro. During the three and six months ended June 30, 2018, we recorded no revenue from services we provided to Wipro.

During the three months ended June 30, 2019 and 2018, we recorded $2.4 million and $3.3 million of expense, respectively, in technology-related services and lease expense for a facility Wipro provided to us. During the six months ended June 30, 2019 and June 30, 2018, we recorded $8.6 million and $6.1 million of expense, respectively, in technology-related services and lease expense for a facility Wipro provided to us. Included in the $8.6 million of expense for the six months ended June 30, 2019 was a one-time termination charge of $2.1 million because in the first quarter of 2019 we terminated several contracts with Wipro and entered into new agreements resulting in $3.3 million of annual savings.

During the three and six months ended June 30, 2019 and 2018, we capitalized $10,609 and $$234,108, respectively, for internally developed software services received from Wipro. These remaining capitalized costs are included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheet as of June 30, 2019 and 2018.

As of June 30, 2019 and December 31, 2018, we had a trade payable due to Wipro of $2.2 million and $5.0 million, respectively. As of June 30, 2019 and December 31, 2018, we had an immaterial amount in trade receivables due from Wipro for services provided in 2017 but invoiced in 2018.

In the second quarter of 2019, we entered a business relationship with Snap Kitchen, the founder of which is a 7% owner of Harte Hanks.

As described in Note F, Long-Term Debt, the Company’s Texas Capital Credit Facility is secured by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of our founders). Pursuant to the Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated January 9, 2018, between HHS Guaranty, LLC and the Company, HHS Guaranty, LLC has the right to appoint one representative director to the Board of Directors. Currently, David L. Copeland serves as the HHS Guaranty, LLC representative on the Board of Directors.

Note O — Restructuring Activities

Our management team along with members of the Board have formed a project committee focused on our cost-saving initiatives and other restructuring efforts. This committee has commenced a review of each of our business lines and other operational areas to identify both one-time and recurring cost-saving opportunities.
In the three and six months ended June 30, 2019 we recorded a restructuring charge of $3.3 million and $7.8 million, respectively. This comprised charges mainly related to customer database build write offs, termination fees related to certain contracts with Wipro, severance agreements, asset impairment and facility related expense. The following table summarizes the restructuring charges which are recorded in "Restructuring Expenses" in the Condensed Consolidated Statement of (Loss) Income.

in thousands	Three Months Ended June 30, 2019	Six months Ended June 30, 2019
Customer database build write off	$1,845	$4,036
Contract termination fee	—	2,100
Severance	496	644
Facility, asset impairment and other expense	940	1,008
Total	$3,281	$7,788
The following table summarizes the changes in liabilities related to restructuring activities:

in thousands	Three months Ended June 30, 2019
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$68	$—	$68
Additions:	2,100	496	38	2,634
Payments	—	(304)	—	(304)
Ending Balance:	$2,100	$260	$38	$2,398

in thousands	Six Months Ended June 30, 2019
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$—	$—	$—
Additions:	2,100	644	38	2,782
Payments	—	(384)	—	(384)
Ending balance:	$2,100	$260	$38	$2,398

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $12 million through 2020. One of the larger initiatives to combine sub-scale production environments received Board approval on August 1, 2019.

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in the 2018 10-K, Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2019 earnings release issued on August 8, 2019. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

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

Recent Developments

On May 8, 2019, the Company announced that, in order to focus on his role as Chairman of Qnary LLC, Bant Breen stepped down as Chief Executive Officer, as well as resigned from his membership on the Company's Board of Directors. Mr. Breen was initially appointed as our CEO on January 4, 2019. Andrew Harrison, the Company's President, assumed the role of the Principal Executive Officer of the Company upon Mr. Breen's departure. Mr. Harrison was initially promoted to President and Chief Operating Officer on January 4, 2019 and has been with the company for over 20 years.

Restructuring Activities

Our management team along with members of the Board have formed a project committee focused on our cost-saving initiatives and other restructuring efforts. This committee has commenced a review of each of our business lines and other operational areas to identify both one-time and recurring cost-saving opportunities. To date the committee has already identified over $20 million in potential annual savings, some of which we have already begun to recognize.
In the three and six months ended June 30, 2019 we recorded a restructuring charge of $3.3 million and $7.8 million, respectively. This comprised charges mainly related to customer database build write offs, termination fees related to certain contracts with Wipro, severance agreements, asset impairment and facility related expense.
We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $12 million through 2020. One of the larger initiatives to combine sub-scale production environments received Board approval on August 1, 2019.
Results of Operations

Operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2019	2018	% Change	2019	2018	% Change
Revenues	$54,686	$69,633	(21.5)%	$113,836	$150,829	(24.5)%
Operating expenses	61,299	75,941	(19.3)%	131,390	162,173	(19.0)%
Operating Loss	$(6,613)	$(6,308)	4.8%	$(17,554)	$(11,344)	54.7%

Operating margin	(12.1)%	(9.1)%		(15.4)%	(7.5)%

(Loss) income before taxes	$(3,855)	$(7,318)	(47.3)%	$(16,592)	$16,529	(200.4)%

Diluted (Loss) income per common share from operations	(0.63)	(1.10)	(42.7)%	$(2.80)	$3.62	(177.3)%

Revenues

Three months ended June 30, 2019 vs. Three months ended June 30, 2018

Revenues declined $14.9 million, or 21.5%, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018. These results reflect the impact of declines in almost all of our industry verticals. Revenues declined in our retail, consumer, B2B, financial services, and transportation verticals by $5.2 million, or 32.8%, $3.9 million, or 24.9%, $3.7 million, or 25.2%, $2.2 million, or 15.2%, and $0.9 million, or 18.8%, respectively. These declines were primarily due to lost clients and lower volumes from existing clients. Healthcare increased slightly by $1.0 million, or 24.0%.

Six months ended June 30, 2019 vs. Six months ended June 30, 2018

Revenues declined $37.0 million, or 24.5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These results reflect the impact of declines in almost all of our industry verticals. Revenues declined in our consumer,
B2B, retail, transportation, and financial services verticals by $11.1 million, or 31.6%, $9.6 million, or 28.7%, $9.3 million, or 28.9%, $4.5 million, or 35.8% and $3.7 million, or 12.8%, respectively. These declines were partially due to the sale of 3Q Digital at the end of February 2018, which led to $6.9 million of the revenue reduction as compared to the six months ended June 30, 2018 and primarily impacted the B2B and Consumer verticals. Additionally, non-renewing clients and lower volumes from existing clients caused the further decrease in revenues. Healthcare increased slightly by $1.2 million, or 14.2%.

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

Operating Expenses

Three months ended June 30, 2019 vs. Three months ended June 30, 2018

Operating expenses were $61.3 million in the three months ended June 30, 2019, compared to $75.9 million in the three months ended June 30, 2018. Labor costs declined $7.9 million, or 20.0%, compared to the three months ended June 30, 2018, primarily due to lower payroll expense from lower revenue and our expense reduction efforts. Production and distribution expenses declined $8.5 million, compared to the second quarter of 2018 primarily due to lower revenue and cost reduction initiatives. Advertising, Selling and General expense decreased $0.8 million, or 10.4%, compared to the three months ended June 30, 2018, primarily due to $0.5 million lower employee expense and $0.2 million lower business services expense from lower revenue. Depreciation, software and intangible asset amortization expense declined $0.6 million, or (31.8)%, compared to the prior year quarter, primarily due to lower capital expenditure and the elimination of the intangible assets upon the sale of 3Q Digital.

Six months ended June 30, 2019 vs. Six months ended June 30, 2018

Operating expenses were $131.4 million in the six months ended June 30, 2019, compared to $162.2 million in the six months ended June 30, 2018. This decline was partially caused by the sale of 3Q Digital (caused a $5.8 million total operating expense reduction to the six-month period-over-period results). Labor costs declined $24.9 million, or 27.6%, compared to the six months ended June 30, 2018, primarily due to lower payroll expense as a result of our expense reduction efforts and the sale of 3Q Digital (caused a $4.8 million expense reduction to the six-month period-over-period results). Production and distribution expenses declined $9.7 million, or 19.2%, compared to the six months ended June 30, 2018 primarily due to lower transportation service expense, lower broker production expense and lower production service expense due to lower revenue. The sale of 3Q Digital caused a $0.4 million expense reduction to the six-month period-over-period results. Advertising, Selling and General expense declined $2.6 million, or 15.3%, compared to the six months ended June 30, 2018, primarily due to a reduction in employee-related expenses and the sale of 3Q Digital (caused a $0.6 million expense reduction to the six-month period-over-period results). Depreciation, software and intangible asset amortization expense declined $1.3 million, or 32.4%, compared to the six months ended June 30, 2018, primarily due to the reduced capital expenditures and the elimination of the intangible assets on the sale of 3Q Digital.

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

Operating Loss

Three months ended June 30, 2019 vs. Three months ended June 30, 2018

Operating loss was $6.6 million in the three months ended June 30, 2019, compared to $6.3 million in three months ended June 30, 2018. The $0.3 million decline reflected the impact of lower revenues of $14.9 million, offset by a $14.6 million decline in operating expenses.

Six months ended June 30, 2019 vs. Six months ended June 30, 2018

Operating loss was $17.6 million in the six months ended June 30, 2019, compared to $11.3 million in six months ended June 30, 2018. The $6.3 million decline reflected the impact of lower revenue of $37.0 million, offset by $30.8 million decline in operating expenses. The sale of 3Q Digital in late February 2018 resulted in $1.1 million of the lower operating income.

Interest Expense

Three months ended June 30, 2019 vs. Three months ended June 30, 2018

Interest expense, net, in the three months ended June 30, 2019 increased $0.2 million compared to the three months ended June 30, 2018. This increase was due to interest incurred under $18.7 million borrowings outstanding under the Texas Capital Facility as of June 30, 2019.

Six months ended June 30, 2019 vs. Six months ended June 30, 2018

Interest expense, net, in the six months ended June 30, 2019 decreased $0.5 million compared to the six months ended June 30, 2018. The decline was due to the elimination of interest accretion expense related to the 3Q Digital contingent consideration liability as of February 2018 which was partially offset by higher interest expense associated with increased borrowings outstanding under the Texas Capital Facility as of June 30, 2019.

Gain on sale

The gain on sale for three and six months ended June 30, 2019 is the result of $5 million Contingent Payment we received related to the Qualified Sale of 3Q Digital as defined in the Purchase and Sales Agreement dated February 28, 2018.

The gain on sale for six months ended June 30, 2018 is the result of the sale of 3Q Digital in late February 2018 whereby the sum of proceeds received plus net obligations eliminated resulted in a gain on sale of $31.0 million.

Other Income and Expense

Three months ended June 30, 2019 vs. Three months ended June 30, 2018

Other expense, net, increased $1.0 million in the three months ended June 30, 2019, compared to the three months ended June 30, 2018 mainly due to changes in foreign currency revaluation.

Six months ended June 30, 2019 vs. Six months ended June 30, 2018

Other expense, net, increased $1.5 million in the six months ended June 30, 2019, compared to the six months ended June 30, 2018 mainly due to changes in pension expense and foreign currency revaluation.

Income Taxes

Three months ended June 30, 2019 vs. Three months ended June 30, 2018

The income tax benefit of $52,000 in the second quarter of 2019 represents a decrease in benefit of $0.5 million when compared to the second quarter of 2018. Our effective tax rate was 1.3% for the second quarter of 2019, decreasing from a rate of 8.0% for the second quarter of 2018. The effective income tax rate calculated for the three months ended June 30, 2019 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

Six months ended June 30, 2019 vs. Six months ended June 30, 2018

The income tax expense of $0.7 million in the first half of 2019 represents a decrease in our income tax benefit of $10.1 million, as compared to the first half of 2018. Our effective tax rate was negative 4.4% for the first half of 2019, increasing from a rate of negative 56.7% for the first half of 2018. The effective income tax rate for the first half of 2019 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three and six months ended June 30, 2019 and June 30, 2018 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $39.0 million and $20.9 million at June 30, 2019 and December 31, 2018. Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

On June 26, 2019, we received $15.9 million in aggregate federal income tax refunds related to carryback of capital losses. On May 7, 2019, we received a $5.0 million Contingent Payment related to the Qualified Sale of 3Q Digital.

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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $15.3 million, compared to net cash provided by operating activities of $2.5 million for the six months ended June 30, 2018. The $12.8 million year-over-year increase was primarily the result of $20.5 million tax refund received which was partially offset by decreases in accounts payable in the six months ended June 30, 2019 as compared to 2018.

Investing Activities

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2019, compared to the net cash provided by investing activities of $1.8 million for the six months ended June 30, 2018. This change was mainly due to the sale of 3Q Digital in late February 2018.

Financing Activities

Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2019, compared to $8.5 million for the six months ended June 30, 2018. The $4.8 million decrease was primarily due to the issuance of the Series A Preferred Stock in the first quarter of 2018 which was partially offset by $4.5 million of borrowings under the Company’s credit facilities in the first quarter of 2019.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of June 30, 2019 and 2018 were $3.3 million and $3.3 million, respectively.

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

At June 30, 2019, we had letters of credit in the amount of $2.8 million. No amounts were drawn against these letters of credit at June 30, 2019.  These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

As of June 30, 2019 and December 31, 2018, we had $18.7 million and $14.2 million of borrowings outstanding under the Texas Capital Facility. As of June 30, 2019, we had the ability to borrow an additional $0.5 million under the facility.

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

As of June 30, 2019, we had $18.7 million of borrowings outstanding under the Texas Capital Facility. A hypothetical one percentage point change in average interest rates would not have a significant impact on our earnings for the three and six months ended June 30, 2019.

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

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income (loss) in our Condensed Consolidated Statements of Comprehensive Income/(Loss). Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). Transactions such as these amounted to $28 thousand in pre-tax currency transaction gains in the first three months of 2019. At this time, we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

We do not enter into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including our Principal Executive Officer, Chief Financial Officer, and Corporate Controller as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Principal Executive Officer, Chief Financial Officer, and Corporate Controller, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Principal Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were not effective as of June 30, 2019 solely due to the material weaknesses in internal control over financial reporting as described in Item 9A of the 2018 10-K.

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

Notwithstanding the material weaknesses, each of our Principal Executive Officer, Chief Financial Officer, and Corporate Controller concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Improvements in the design and operating effectiveness of internal controls over financial reporting that we have affected to date have led to the successful remediation of several previously disclosed material weaknesses including monitoring, control environment and risk assessment. Other than the material weaknesses discussed above, and the successful remediation of previously disclosed material weaknesses related to monitoring, control environment and risk assessment, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management has been actively engaged in remediation efforts to address the material weaknesses throughout fiscal year 2018 and these efforts have continued into fiscal year 2019. We have made progress towards addressing the weakness in information and communication by preparing a comprehensive listing of applications and assessing each to determine its impact on financial reporting. We have identified and documented all the systems utilized as we redesigned processes and controls. We have documented which reports are used in the execution of controls.

Significant progress has been made towards addressing the weakness in revenue recognition. A walk-through has been performed for all significant revenue streams and flow charts have been completed to document these processes. Current key controls have been assessed and mapped to risks within the process. Additional key controls have been identified and designed. We have begun implementing new controls and enhancing the reviews and documentation of currently implemented controls.
We continue to work with the third-party specialists we engaged to review, document, and (as needed) supplement our controls, with the goal of designing and implementing controls that not only better address both the accuracy and precision of management's review, but also enhance our ability to manage our business as it has evolved. In 2018 and the first six months of 2019, significant progress was made in relation to the design and implementation of controls. There is still additional work to be done to completely remediate the material weakness. However, we expect all the material weakness to be remediated by the end of 2019.
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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2018 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended June 30, 2019 to the risk factors previously disclosed in the 2018 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of equity securities during the second quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
April 1-30, 2019	—	$—	—	$11,437,538
May 1-31, 2019	—	$—	—	$11,437,538
June 1-30, 2019	—	$—	—	$11,437,538
Total	—	$—	—
(1)  Represents shares withheld to offset withholding taxes upon the vesting of unvested shares.

(2) The Board of Directors does not anticipate purchasing any shares of our Common Stock through our stock repurchase program that was publicly announced in August 2014 for the foreseeable future. Under this program, through which shares can be purchased in the open market, our Board of Directors has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. Through June 30, 2019, we had repurchased a total of 6.8 million shares at an average price of $18.10 per share under all current and previous repurchase programs.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility, which further extended the maturity of the facility by one year to April 17, 2021.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

*10.1	Second Amendment to Credit Agreement

*10.2	Separation Agreement with Timothy E. Breen

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document.

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

HARTE HANKS, INC.

August 9, 2019	/s/ Mark A. Del Priore
Date	Mark A. Del Priore
Executive Vice President and Chief Financial Officer

August 9, 2019	/s/ Lauri Kearnes
Date	Lauri Kearnes
Vice President, Finance and
Corporate Controller