Form 10-Q
period 2019-09-30
HARTE HANKS INC
filed 2019-11-12
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-07120

HARTE HANKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
2800 Wells Branch Parkway, Austin, Texas 78728
(Address of principal executive offices, including zip code)

(512) 434-1100
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

Yes☐  No ☒

The number of shares outstanding of each of the issuer's classes of common stock as of October 15, 2019 was 6,300,381 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
FORM 10-Q REPORT
For the Quarterly Period Ended September 30, 2019

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(Unaudited)

In thousands, except per share and share amounts	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$31,738	$20,882
Accounts receivable (less allowance for doubtful accounts of $971 at September 30, 2019 and $430 at December 31, 2018)	40,577	54,240
Contract assets	986	2,362
Inventory	407	448
Prepaid expenses	2,896	4,088
Prepaid taxes and income tax receivable	447	20,436
Other current assets	1,738	2,536
Total current assets	78,789	104,992
Property, plant and equipment (less accumulated depreciation of $130,799 at September 30, 2019 and $133,559 at December 31, 2018)	8,780	13,592
Right-of-use assets	20,684	—
Other assets	3,897	6,591
Total assets	$112,150	$125,175

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$18,131	$31,052
Accrued payroll and related expenses	5,508	6,783
Deferred revenue and customer advances	4,286	6,034
Customer postage and program deposits	6,003	6,729
Short-term lease liabilities	8,048	—
Other current liabilities	2,984	3,564
Total current liabilities	44,960	54,162
Long-term debt	18,700	14,200
Pensions	61,518	62,214
Deferred tax liabilities, net	223	—
Long-term lease liabilities	14,578	—
Other long-term liabilities	2,877	4,060
Total liabilities	142,856	134,636

Preferred stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,121,484 and 12,115,055 shares issued, 6,300,381 and 6,260,075 shares outstanding at September 30, 2019 and December 31, 2018, respectively	12,121	12,115
Additional paid-in capital	447,244	453,868
Retained earnings	800,763	812,704
Less treasury stock, 5,821,103 shares at cost at September 30, 2019 and 5,854,980 shares at cost at December 31, 2018	(1,244,056)	(1,251,388)
Accumulated other comprehensive loss	(56,501)	(46,483)
Total stockholders’ deficit	(40,429)	(19,184)
Total liabilities, preferred stock and stockholders’ deficit	$112,150	$125,175

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,
In thousands, except per share amounts	2019	2018
Operating revenues	$51,414	$63,588
Operating expenses
Labor	28,589	35,619
Production and distribution	17,314	23,016
Advertising, selling, general and administrative	5,623	9,658
Restructuring Expense	3,080	—
Impairment of Assets	—	3,822
Depreciation, software and intangible asset amortization	1,283	1,826
Total operating expenses	55,889	73,941
Operating loss	(4,475)	(10,353)
Other expenses, net
Interest expense, net	330	177
Other, net	1,081	891
Total other expenses, net	1,411	1,068
Loss before income taxes	(5,886)	(11,421)
Income tax expense (benefit)	102	(1,437)
Net loss	(5,988)	(9,984)
Less: Preferred stock dividends	125	125
Loss attributable to common stockholders	$(6,113)	$(10,109)

Loss per common share
Basic	$(0.97)	$(1.62)
Diluted	$(0.97)	$(1.62)

Weighted average shares used to compute loss per share attributable to common shares
Basic	6,291	6,250
Diluted	6,291	6,250

Comprehensive loss, net of tax:
Net loss	$(5,988)	$(9,984)

Adjustment to pension liability, net:	549	517
Foreign currency translation adjustment	(660)	(248)
Total other comprehensive (loss) income, net of tax	$(111)	$269

Comprehensive loss	$(6,099)	$(9,715)
Less: Preferred stock dividends	125	125
Comprehensive loss attributable to common stockholders	$(6,224)	$(9,840)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Nine Months Ended September 30,
In thousands, except per share amounts	2019	2018
Operating revenues	$165,250	$214,417
Operating expenses
Labor	94,034	125,999
Production and distribution	58,130	73,523
Advertising, selling, general and administrative	20,225	26,891
Restructuring Expense	10,867	—
Impairment of Assets	—	3,822
Depreciation, software and intangible asset amortization	4,022	5,879
Total operating expenses	187,278	236,114
Operating loss	(22,028)	(21,697)
Other expenses and (income)
Interest expense, net	938	1,289
Gain on sale from 3Q Digital	(5,000)	(30,954)
Other, net	4,512	2,859
Total other expenses and (income)	450	(26,806)
(Loss) income before income taxes	(22,478)	5,109
Income tax expense (benefit)	840	(10,800)
Net (loss) income	(23,318)	15,909
Less: Earnings attributable to participating securities	—	1,957
Less: Preferred stock dividends	371	332
(Loss) income attributable to common stockholders	$(23,689)	$13,620

(Loss) earnings per common share
Basic	$(3.77)	$2.19
Diluted	$(3.77)	$2.18

Weighted-average shares used to compute (loss) earnings per share attributable to common shares
Basic	6,277	6,230
Diluted	6,277	6,251

Comprehensive (loss) income
Net (loss) income	$(23,318)	$15,909

Adjustment to pension liability	1,648	1,552
Foreign currency translation adjustment	(311)	(1,207)
Adoption of ASU 2018-02	(11,355)	—
Total other comprehensive (loss) income, net of tax	$(10,018)	$345

Comprehensive (loss) income	$(33,336)	$16,254

Less: Earnings attributable to participating securities	—	1,957
Less: Preferred stock dividends	371	332
Comprehensive (loss) income attributable to common stockholders	$(33,707)	$13,965

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Deficit
(Unaudited)

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2017	$—	$12,075	$457,186	$794,583	$(1,254,176)	$(44,303)	$(34,635)
Cumulative effect of accounting change	—	—	—	571	—	—	571
Preferred stock issued	9,723	—	—	—	—	—	—
Stock Option activities	—	38	(38)	—	(1)	—	(1)
Rounding from reverse stock split	—	(38)	38	—	—	—	—
Stock-based compensation	—	—	433	—	—	—	433
Treasury stock issued	—	—	(50)	—	53	—	3
Net income	—	—	—	32,627	—	—	32,627
Other comprehensive income	—	—	—	—	—	364	364
Balance at March 31, 2018	$9,723	$12,075	$457,569	$827,781	$(1,254,124)	$(43,939)	$(638)
Stock Option activities	—	33	(33)	—	(69)	—	(69)
Stock-based compensation	—	—	425	—	—	—	425
Treasury stock issued	—	—	(755)	—	789	—	34
Net loss	—	—	—	(6,734)	—	—	(6,734)
Other comprehensive loss	—	—	—	—	—	(288)	(288)
Balance at June 30, 2018	$9,723	$12,108	$457,206	$821,047	$(1,253,404)	$(44,227)	$(7,270)
Stock Option activities	—	7	(78)	—	36	—	(35)
Stock-based compensation	—	—	(1,461)	—	—	—	(1,461)
Treasury stock issued	—	—	(659)	—	687	—	28
Net loss	—	—	—	(9,984)	—	—	(9,984)
Other comprehensive loss	—	—	—	—	—	269	269
Balance at September 30, 2018	$9,723	$12,115	$455,008	$811,063	$(1,252,681)	$(43,958)	$(18,453)

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2018	$9,723	$12,115	$453,868	$812,704	$(1,251,388)	$(46,483)	$(19,184)
Cumulative effect of accounting change	—	—	—	11,377	—	(11,355)	22
Stock-based compensation	—	—	151	—	—	—	151
Treasury stock issued	—	—	(1,968)	—	1,984	—	16
Net loss	—	—	—	(13,527)	—	—	(13,527)
Other comprehensive income	—	—	—	—	—	522	522
Balance at March 31, 2019	$9,723	$12,115	$452,051	$810,554	$(1,249,404)	$(57,316)	$(32,000)
Stock Option activities	—	6	(8)	—	—	—	(2)
Stock-based compensation	—	—	239	—	—	—	239
Treasury stock issued	—	—	(345)	—	343	—	(2)
Net loss	—	—	—	(3,803)	—	—	(3,803)
Other comprehensive income	—	—	—	—	—	926	926
Balance at June 30, 2019	$9,723	$12,121	$451,937	$806,751	$(1,249,061)	$(56,390)	$(34,642)
Stock-based compensation	—	—	312	—	—	—	312
Treasury stock issued	—	—	(5,005)	—	5,005	—	—
Net loss	—	—	—	(5,988)	—	—	(5,988)
Other comprehensive income	—	—	—	—	—	(111)	(111)
Balance at September 30, 2019	$9,723	$12,121	$447,244	$800,763	$(1,244,056)	$(56,501)	$(40,429)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In thousands	2019	2018
Cash flows from operating activities
Net (loss) income	$(23,318)	$15,909
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation, software amortization	4,022	5,767
Intangible asset amortization	—	113
Restructuring	5,812	—
Impairment of Assets	—	3,822
Stock-based compensation	739	(706)
Net pension cost	1,501	1,284
Interest accretion on contingent consideration	—	742
Deferred income taxes	426	(978)
Gain on sale	—	(32,760)
Other, net	—	(238)
Changes in assets and liabilities:
Decrease in accounts receivable, net and contract assets	15,039	10,021
Decrease in inventory	41	60
Decrease (increase) in prepaid expenses, income tax receivable and other assets	20,131	(10,632)
(Decrease) increase in accounts payable	(12,591)	9,693
Decrease in other accrued expenses and liabilities	(2,427)	(9,110)
Net cash provided by (used in) operating activities	9,375	(7,013)

Cash flows from investing activities	0
Dispositions, net of cash transferred	—	3,929
Purchases of property, plant and equipment	(1,655)	(2,834)
Proceeds from sale of property, plant and equipment	15	225
Net cash (used in) provided by investing activities	(1,640)	1,320

Cash flows from financing activities
Borrowings	4,500	9,000
Repayment of borrowings	—	(9,000)
Debt financing costs	(477)	(425)
Issuance of preferred stock, net of transaction fees	—	9,723
Issuance of common stock	(2)	(105)
Issuance of treasury stock	14	65
Payment of finance leases	(603)	(377)
Net cash provided by financing activities	3,432	8,881

Effect of exchange rate changes on cash and cash equivalents	(311)	(1,207)
Net increase in cash and cash equivalents	10,856	1,981
Cash and cash equivalents at beginning of period	20,882	8,397
Cash and cash equivalents at end of period	$31,738	$10,378

Supplemental disclosures
Cash paid for interest	$643	$113
Cash received for income taxes	$19,329	$41
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$489	$36

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Overview and Significant Accounting Policies

Background

Harte Hanks, Inc., together with its Subsidiaries ("Harte Hanks," "Company", "we," "our," or "us") is a purveyor of data-driven, omni-channel marketing and customer relationship solutions and logistics. The Company has robust capabilities that offer clients the strategic guidance they need across the customer data landscape as well as the executional know-how in database build and management, data analytics, digital media, direct mail, customer contact, client fulfillment and marketing and product logistics. Harte Hanks solves marketing, commerce and logistical challenges for some of the world's leading brands in North America, Asia-Pacific and Europe.

The Company operates as one reportable segment. Our Principal Executive Officer reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Securities Purchase Agreement

On January 23, 2018, we entered into a Securities Purchase Agreement with Wipro, LLC ("Wipro"), pursuant to which on January 30, 2018, we issued 9,926 shares of Series A Convertible Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), for aggregate consideration of $9.9 million. Dividends on the Series A Preferred Stock accrue at a rate of 5.0% per year or the rate that cash dividends were paid in respect to shares of Common Stock if such rate is greater than 5.0%. The Preferred Stock issued under the Securities Purchase Agreement are convertible into 1,001,614 shares of our Common Stock. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designation), and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to Common Stock.

Along with customary protective provisions, Wipro, LLC has designated an observer to the Board of Directors. We used the proceeds from the issuance for general corporate purposes including working capital purposes.

See Note E, Convertible Preferred Stock, for further information.

Related Party Transactions

Since 2016, we have conducted (and we continue to conduct) business with Wipro, whereby Wipro provides us with a variety of technology-related services, including database and software development, database support and analytics, IT infrastructure support, and digital campaign management. Additionally, we provide Wipro with agency and consulting services.

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

Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Harte Hanks, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As used in this report, the terms “Harte Hanks,” “the Company,” “we,” “us,” or “our” may refer to Harte Hanks, Inc., one or more of its consolidated subsidiaries, or all of them taken as a whole, as the context may require.

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

Use of Estimates

The preparation of Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes could differ from those estimates and assumptions. Such estimates include, but are not limited to, estimates related to lease accounting; pension accounting; fair value for purposes of assessing long-lived assets for impairment; income taxes; stock-based compensation; and contingencies. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents, accounts receivable, trade payables and long-term debt.

Leases

We determine if an arrangement is a lease at its inception. Operating and finance leases are included in the lease right-of-use (“ROU”) assets and the current portion and long-term portion of lease obligations on our condensed consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease, which are included in the lease ROU asset when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain real estate leases, we account for the lease and non-lease components as a single lease component.
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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendment ASU 2018-11, which requires all operating leases to be recorded on the balance sheet unless the practical expedient is elected for short-term operating leases. The lessee will record a liability for its lease obligations (initially measured at the present value of the future lease payments not yet paid over the lease term, and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement). This ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This change is required to be applied using a modified retrospective approach for leases that exist or are entered after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. In July 2018, the FASB approved an optional transition method to initially account for the impact of the adoption with a cumulative-effect adjustment to the January 1, 2019, rather than the January 1, 2017, financial statements. This will eliminate the need to restate amounts presented prior to January 1, 2019.

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

Note C - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASC 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At September 30, 2019 and December 31, 2018, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by vertical market and key revenue stream. The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018 by our key vertical markets:

In thousands	Three Months Ended		Nine Months Ended
	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
B2B	$11,290	$14,069	$35,149	$47,673
Consumer Brands	11,171	12,642	35,222	47,893
Financial Services	11,635	13,185	36,850	42,185
Healthcare	5,257	4,382	14,946	12,800
Retail	8,803	14,933	31,752	46,884
Transportation	3,258	4,377	11,331	16,982
Total Revenues	$51,414	$63,588	$165,250	$214,417

The nature of the services offered by each key revenue stream are different. The following tables summarize revenue from contracts with customers for the three and nine months ended September 30, 2019 by our four major revenue streams and the pattern of revenue recognition:

	For the Three Months Ended September 30, 2019
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$6,286	$276	$6,562
Contact Centers	14,618	—	14,618
Database Marketing Solutions	5,272	1,170	6,442
Direct Mail, Logistics, and Fulfillment	20,775	3,017	23,792
Total Revenues	$46,951	$4,463	$51,414

	For the Nine Months Ended September 30, 2019
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$18,793	$407	$19,200
Contact Centers	46,688	—	46,688
Database Marketing Solutions	16,745	2,537	19,282
Direct Mail, Logistics, and Fulfillment	67,853	12,227	80,080
Total Revenues	$150,079	$15,171	$165,250

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

Agency & Digital Services

Our agency services are full-service, customer engagement agencies specializing in direct and digital communications for both consumer and business-to-business markets. Our digital solutions integrate online services within the marketing mix and include: search engine management, display, digital analytics, website development and design, digital strategy, social media, email, e-commerce, and interactive relationship management. Our contracts may include a promise to purchase media or acquire search engine marketing solutions on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize the net consideration as revenue.

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

The majority of performance obligations offered within this revenue stream are satisfied over time and utilize the input or output method, depending on the nature of the service, to measure progress toward satisfying the performance obligation. For performance obligations where we charge customers a transaction-based fee, we utilize the output method based on the quantities fulfilled. Services provided through our fulfillment centers are typically priced at a per transaction basis and our contracts provide us the right to invoice for services provided and reflects the value to the customer of the services transferred to date. In most cases, we use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices. For our direct mail revenue stream, our contracts may include a promise to purchase postage on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize net consideration as revenue.

The variable consideration in our contracts results primarily from the transaction-based fee structure of some performance obligations with their total transaction quantities to be provided unknown at the onset of a contract, which is estimated using the expected value method.

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts). The balance of upfront non-refundable fees collected from customers were immaterial as of September 30, 2019 and 2018.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. After considering the above exemptions, the transaction prices allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2019 totaled $0.2 million, which is expected to be recognized over the next 2 years as follows: $0.1 million in 2019 and $0.1 million in 2020.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer's final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of September 30, 2019 and December 31, 2018:

In thousands	September 30, 2019	December 31, 2018
Contract assets	$986	$2,362
Deferred revenue and customer advances	4,286	6,034
Deferred revenue, included in other long-term liabilities	904	578

Revenue recognized during the nine months ended September 30, 2019 from amounts included in deferred revenue at December 31, 2018 was approximately $4.1 million. We recognized no revenues during the nine months ended September 30, 2019 from performance obligations satisfied or partially satisfied in previous periods.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We capitalized a portion of commission expense that represents the cost to obtain a contract. The remaining unamortized contract costs were $2.1 million as of September 30, 2019. For the periods presented, no impairment was recognized.

Note D - Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach with optional transition method. The Company recorded operating lease assets (right-of-use assets) of $22.8 million and operating lease liabilities of $23.9 million. There was minimal impact to retained earnings upon adoption of Topic 842.

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

As of September 30, 2019, assets recorded under finance and operating leases were approximately $1.0 million and $19.6 million respectively, and accumulated depreciation associated with finance leases was $0.3 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of September 30, 2019
	Operating Leases	Finance Leases	Total
Right-of-use Assets	19,647	1,037	$20,684

Liabilities
Short-term lease liabilities	7,625	423	8,048
Long-term lease liabilities	14,105	473	14,578
Total Lease Liabilities	$21,730	$896	$22,626
For the three and nine months ended September 30, 2019, the components of lease expense were as follows:

In thousands	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2,347	$6,940

Finance lease cost
Amortization of right-of-use assets	75	225
Interest on lease liabilities	16	54
Total Finance lease cost	91	279
Variable lease cost	614	1,991
Total lease cost	$3,052	$9,210

Other information related to leases was as follows:

In thousands	Nine Months Ended September 30, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,076
Operating cash flows from finance leases	63
Financing cash flows from finance leases	344

Weighted Average Remaining Lease term

Operating leases	3.46
Finance leases	2.90

Weighted Average Discount Rate
Operating leases	4.71%
Finance leases	6.68%

The maturities of the Company’s finance and operating lease liabilities as of September 30, 2019 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
Remainder of 2019	$2,359	$459
2020	7,867	200
2021	5,794	160
2022	3,941	141
2023	2,188	3
2024	1,397	—
Total future minimum lease payments	23,546	963
Less: Imputed interest	1,816	67
Total lease liabilities	$21,730	$896

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

As of September 30, 2019, we have no additional operating leases that have not yet commenced.

Note E - Convertible Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 1.0 million shares of preferred stock (“Preferred Stock”). On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro, LLC (as further described in Note A above under the heading "Securities Purchase Agreement") at an issue price of $1,000 per share, for gross proceeds of $9.9 million pursuant to a Certificate of Designation filed with the State of Delaware on January 29, 2018. We incurred $0.2 million of transaction fees in connection with the issuance of the Series A Preferred Stock which are netted against the gross proceeds of $9.9 million on our Condensed Consolidated Financial Statements.

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

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction, shares of Series A Preferred Stock which have not been otherwise converted to Common Stock, shall be entitled to receive dividends that accrue at a rate of (i) 5% each year, or (ii) the rate that cash dividends were paid in respect of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designation), and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to Common Stock. As of September 30, 2019, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $0.8 million or $83.43 per share of Series A Preferred Stock.

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of September 30, 2019.

Note F — Long-Term Debt

As of September 30, 2019 and December 31, 2018, we had $18.7 million and $14.2 million of borrowings outstanding under the Texas Capital Facility (as defined herein). As of September 30, 2019, we had the ability to borrow an additional $0.5 million under the facility.

Credit Facilities

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A., that provided a $20.0 million revolving credit facility (the "Texas Capital Credit Facility") and letters of credit issued by Texas Capital Bank up to $5.0 million. The Texas Capital Credit Facility will be used for general corporate purposes. The Texas Capital Credit Facility is secured by substantially all of the Company's assets and its material domestic subsidiaries. The Texas Capital Credit Facility is guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).

Under the Texas Capital Credit Facility, we can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrue interest at 0.50%. We are required to pay a quarterly fee of $0.1 million as consideration for the guarantee provided by HHS Guaranty, LLC.

The Texas Capital Credit Facility is subject to customary covenants requiring insurance, legal compliance, payment of taxes, prohibition of second liens, and secondary indebtedness, as well as the filing of quarterly and annual financial statements. The Company has been in compliance of all the requirements.

The Texas Capital Credit Facility originally had an expiration date of April 17, 2019, at which point all outstanding amounts would have been due. On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.

At September 30, 2019, we had letters of credit outstanding in the amount of $2.8 million. No amounts were drawn against these letters of credit at September 30, 2019. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive (Loss) Income. We recognized $0.3 million and $(2.0) million of stock-based compensation expense (benefit) during the three months ended September 30, 2019 and 2018, respectively. We recognized $0.7 million and $(0.7) million of stock-based compensation expense (benefit) during the nine months ended September 30, 2019 and 2018, respectively. The stock-based compensation expense for 2018 was a credit due to forfeitures resulting from departures by officers of the Company.

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Interest cost	$1,813	$1,685	$5,439	$5,055
Expected return on plan assets	(1,111)	(1,524)	(3,333)	(4,571)
Recognized actuarial loss	732	689	2,197	2,068
Net periodic benefit cost	$1,434	$850	$4,303	$2,552

We made $2.2 million minimum contribution to our Qualified Pension Plan in 2019.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million and $1.3 million in the three and nine months ended September 30, 2019, respectively.

Note I - Income Taxes

Our income tax expense of $0.1 million for the three months ended September 30, 2019 resulted in a negative effective income tax rate of 1.7%. Our nine months ended September 30, 2019 income tax expense of $0.8 million resulted in a negative effective income tax rate of 3.7%. The effective income tax rate for the three and nine months ended September 30, 2019 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

Our income tax benefit of $1.4 million for the three months ended September 30, 2018 resulted in an effective income tax rate of 12.6%. Our nine months ended September 30, 2018 income tax benefit of $10.8 million resulted in a negative effective income tax rate of 211.4%. The effective income tax benefit calculated for the three months ended September 30, 2018 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized. The effective income tax benefit for the nine months ended September 30, 2018 differs from the federal statutory rate of 21.0%, primarily due to the capital loss generated from the sale of 3Q Digital which will be available for carryback.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the three and nine months ended September 30, 2019 and September 30, 2018 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate.

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

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For
U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2014. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2016.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive (Loss) Income. We did not have a significant amount of interest or penalties accrued at September 30, 2019 or December 31, 2018.

Note J - Earnings Per Share

In periods in which the Company has net income, the Company is required to calculate earnings per share ("EPS") using the two-class method. The two-class method is required because the Company's Series A Preferred Stock is considered a participating security with objectively determinable and non-discretionary dividend participation rights. Series A Preferred stockholders have the right to participate in dividends above their five percent dividend rate should the Company declare dividends on its Common Stock at a dividend rate higher than the five percent (on an as-converted basis). Under the two-class method, undistributed and distributed earnings are allocated on a pro-rata basis to the common and the preferred stockholders. The weighted-average number of common and preferred stock outstanding during the period is then used to calculate EPS for each class of shares.

In periods in which the Company has a net loss, basic loss per share is calculated using the treasury stock method. The treasury stock method is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the calculation would be anti-dilutive.

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2019	2018
Net loss	$(5,988)	$(9,984)
Less: Preferred stock dividends	125	125
Loss attributable to common stockholders	$(6,113)	$(10,109)

Basic loss per Common Share
Weighted-average common shares outstanding	6,291	6,250
Basic loss per common share	$(0.97)	$(1.62)

Diluted Loss per Common Share
Weighted-average shares used to compute earnings/(loss) per share attributable to common shares	6,291	6,250
Diluted Loss per common share	$(0.97)	$(1.62)

Computation of Shares Used in Diluted Loss Per Common Share
Weighted-average common shares outstanding	6,291	6,250
Shares used in diluted loss per common share computations	6,291	6,250

For the three months ended September 30, 2019 and 2018, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 0.1 million and 0.2 million shares of anti-dilutive market price options; 0.2 million and 0.1 million of anti-dilutive unvested shares; and 1.0 million and 0 shares of anti-dilutive preferred stock (as if converted).

	Nine Months Ended September 30,
In thousands, except per share amounts	2019	2018
Numerator:
Net (loss) income	$(23,318)	$15,909
Less: Preferred stock dividend	371	332
Less: Earnings attributable to participating securities	—	1,957
Numerator for basic EPS: (loss) income attributable to common stockholders	$(23,689)	$13,620

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	—	1,957
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	—	(1,951)
Numerator for diluted EPS	$(23,689)	$13,626

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,277	6,230

Effect of dilutive securities:
Unvested shares	—	21
Diluted EPS denominator	6,277	6,251

Basic (loss) earnings per common share	$(3.77)	$2.19
Diluted (loss) earnings per common share	$(3.77)	$2.18

For the nine months ended September 30, 2019 and 2018, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 0.1 million and 0.3 million of anti-dilutive market price options; 0.2 million and 0.1 million anti-dilutive unvested shares; and 1.0 million and 0 shares of anti-dilutive preferred stock (as if converted).

Note K — Comprehensive (Loss) Income

Comprehensive (loss) income for a period encompasses net (loss) income and all other changes in equity other than from transactions with our stockholders. Our comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Net (loss) Income	$(5,988)	$(9,984)	(23,318)	$15,909

Other comprehensive income (loss):
Adjustment to pension liability	732	689	2,197	2,068
Tax expense	(183)	(172)	(549)	(516)
	549	517	1,648	1,552
Foreign currency translation adjustment, net of tax	(660)	(248)	(311)	(1,207)
Adoption of ASU 2018-2	—	—	(11,355)	—
Total other comprehensive income (loss), net of tax	(111)	269	(10,018)	345

Total comprehensive (loss) income	$(6,099)	$(9,715)	$(33,336)	$16,254

Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2018	$(46,584)	$101	$(46,483)
Other comprehensive income (loss), net of tax, before reclassifications	—	(311)	(311)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive (loss) income	1,648	—	1,648
Adoption of ASU 2018-02	(11,355)	—	(11,355)
Net current period other comprehensive income (loss), net of tax	(9,707)	(311)	(10,018)
Balance at September 30, 2019	$(56,291)	$(210)	$(56,501)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2017	$(45,418)	$1,115	$(44,303)
Other comprehensive (loss), net of tax, before reclassifications	—	(1,207)	(1,207)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive (loss) income	1,552	—	1,552
Net current period other comprehensive income (loss), net of tax	1,552	(1,207)	345
Balance at September 30, 2018	$(43,866)	$(92)	$(43,958)

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

We are also subject to various claims and legal proceedings in the ordinary course of conducting our businesses and, from time to time, we may become involved in additional claims and lawsuits incidental to our businesses. We routinely assess the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses; to the extent losses are reasonably estimable. Accruals are recorded for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonable estimable.

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

During the three and nine months ended September 30, 2019 and 2018, we recorded an immaterial amount of revenue for services we provided to Wipro.

During the three months ended September 30, 2019 and 2018, we recorded $2.6 million and $3.2 million of expense, respectively, in technology-related services and lease expense for a facility Wipro provided to us. During the nine months ended September 30, 2019 and September 30, 2018, we recorded $9.5 million and $9.3 million of expense, respectively, in technology-related services and lease expense for a facility Wipro provided to us. Included in the $9.5 million of expense for the nine months ended September 30, 2019 was a one-time termination charge of $2.1 million because in the first quarter of 2019 we terminated several technology related service agreements with Wipro and entered into new agreements resulting in $3.3 million of annual savings. In Q3 2019, we terminated a portion of the new agreements with Wipro. We also incurred $0.7 million of termination charge related to an additional service agreement with Wipro.

During the three and nine months ended September 30, 2019, we capitalized $0 and $1.7 million, respectively, for internally developed software services received from Wipro. These remaining capitalized costs are included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheet as of September 30, 2019.

As of September 30, 2019 and December 31, 2018, we had trade payables due to Wipro of $1.4 million and $5.0 million, respectively. As of September 30, 2019 and December 31, 2018, we had an immaterial amount in trade receivables due from Wipro.

In the third quarter of 2019, we entered a business relationship with Snap Kitchen, the founder of which is a 7% owner of Harte Hanks.

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
In the three and nine months ended September 30, 2019, we recorded restructuring charges of $3.1 million and $10.9 million, respectively. This comprised charges mainly related to customer database build write offs, termination fees related to certain contracts with Wipro, severance agreements, asset impairment and facility related expense. The following table summarizes the restructuring charges which are recorded in "Restructuring Expense" in the Condensed Consolidated Statement of Comprehensive (Loss) Income.

In thousands	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Customer database build write off	$—	$4,036
Contract termination fee	667	2,767
Severance	1,116	1,760
Facility, asset impairment and other expense	1,297	2,304
Total	$3,080	$10,867
The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Three months Ended September 30, 2019
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$2,100	$231	$76	$2,407
Additions:	667	1,116	452	2,235
Payments	(700)	(739)	(387)	(1,826)
Ending Balance:	$2,067	$608	$141	$2,816

In thousands	Nine Months Ended September 30, 2019
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$—	$—	$—
Additions:	2,767	1,760	528	5,055
Payments	(700)	(1,152)	(387)	(2,239)
Ending balance:	$2,067	$608	$141	$2,816

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $14.0 million through 2020. One of the larger initiatives to combine sub-scale production environments received Board approval on August 1, 2019. This will result in the closing of three production facilities by the end of 2019 and consolidating the work currently performed at these facilities into other production facilities. The related lease impairment charge of $0.9 million was recorded in the three months ended September 30, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the 1934 Act, as amended. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or "the negative thereof" or similar words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, (2) restructuring activities and other adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition, disposition, and development plans, (7) expectations regarding legal proceedings and other contingent liabilities, (8) the impact of recent tax reform legislation on our results of operations, and (9) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in the 2018 10-K, Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and in the “Cautionary Note Regarding Forward-Looking Statements” in our second quarter 2019 earnings release issued on August 8, 2019. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, Inc. and its subsidiaries. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes as well as our 2018 10-K. Our 2018 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. The following MD&A of Financial Condition and Results of Operations gives retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.

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

Our services offer a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs that deliver greater return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers which is key to being leaders in customer interaction. We offer a full complement of capabilities and resources to provide a broad range of marketing services, in media from direct mail to email, including:

•	Agency

•	Digital Solutions

•	Database Marketing Solutions

•	Direct mail

•	Mail and Product Fulfillment

•	Logistics

•	Contact centers

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

We continued to face a challenging competitive environment in 2019. The sale of 3Q Digital in 2018, together with our restructuring efforts that are meant to decrease recurring expenses, are all parts of our efforts to prioritize our investments and focus on our core business of optimizing our clients' customer journey across an omni-channel delivery platform. We expect these actions will enhance our liquidity and financial flexibility. We have taken actions to return the business to profitability and improve our cash, liquidity, and financial position. This includes workforce restructuring, making investments targeted at improving product offerings, and implementing expense reductions. For additional information, see "Liquidity and Capital Resources" section.

Recent Developments

Restructuring Activities

Our management team, along with members of the Board, have formed a project committee focused on our cost-saving initiatives and other restructuring efforts. This committee has commenced a review of each of our business lines and other operational areas to identify both one-time and recurring cost-saving opportunities. To date the committee has already identified over $20 million in potential annual savings, some of which we have already begun to recognize.
In the three and nine months ended September 30, 2019, we recorded restructuring charges of $3.1 million and $10.9 million, respectively. These comprised mainly charges related to customer database build write offs, termination fees related to certain contracts with Wipro, severance agreements, asset impairment and facility related expenses.
We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $14.0 million through 2020. One of the larger initiatives to combine sub-scale production environments received Board approval on August 1, 2019. This will result in the closing of three production facilities by the end of 2019 and consolidating the work currently performed in these facilities into other production facilities. The related lease impairment charge of $0.9 million was recorded in the three months ended September 30, 2019.

Results of Operations

Operating results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except percentages	2019	2018	% Change	2019	2018	% Change
Revenues	$51,414	$63,588	(19.1)%	$165,250	$214,417	(22.9)%
Operating expenses	55,889	73,941	(24.4)%	187,278	236,114	(20.7)%
Operating Loss	$(4,475)	$(10,353)	(56.8)%	$(22,028)	$(21,697)	1.5%

Operating margin	(8.7)%	(16.3)%		(13.3)%	(10.1)%

(Loss) income before taxes	$(5,886)	$(11,421)	(48.5)%	$(22,478)	$5,109	(540.0)%

Diluted (Loss) income per common share from operations	$(0.97)	$(1.62)	(40.1)%	$(3.77)	$2.18	(272.9)%

Revenues

Three months ended September 30, 2019 vs. Three months ended September 30, 2018

Revenues declined $12.2 million, or 19.1%, in the three months ended September 30, 2019, compared to the three months ended September 30, 2018. These results reflect the impact of declines in almost all of our industry verticals. Revenues declined in our retail, B2B, financial services, consumer and transportation verticals by $6.1 million, or 41.1%, $2.8 million, or 19.8%, $1.6 million, or 11.8%, $1.5 million, or 11.6%, and $1.1 million, or 25.6%, respectively. These declines were primarily due to lost clients and lower volumes from existing clients. Healthcare increased slightly by $0.9 million, or 20.0%.

Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018

Revenues declined $49.2 million, or 22.9%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These results reflect the impact of declines in almost all of our industry verticals. Revenues declined in our retail, consumer, B2B, transportation, and financial services verticals by $15.1 million, or 32.2%, $12.7 million, or 26.5%, $12.5 million, or 26.2%, $5.7 million, or 33.6% and $5.3 million, or 12.6%, respectively. These declines were partially due to the sale of 3Q Digital at the end of February 2018, which led to $6.9 million of the revenue reduction in 2019 as compared to the nine months ended September 30, 2018 and primarily impacted the B2B and Consumer verticals. Additionally, non-renewing clients and lower volumes from existing clients caused the further decrease in revenues. Healthcare increased slightly by $2.1 million, or 16.4%.

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

Operating Expenses

Three months ended September 30, 2019 vs. Three months ended September 30, 2018

Operating expenses were $55.9 million in the three months ended September 30, 2019, compared to $73.9 million in the three months ended September 30, 2018. Labor costs declined $7.0 million, or 19.7%, compared to the three months ended September 30, 2018, primarily due to lower payroll expense from lower revenue and our expense reduction efforts. Production and distribution expenses declined $5.7 million, or 24.8%, compared to the third quarter of 2018 primarily due to lower revenue and cost reduction initiatives. Advertising, Selling, General and Administrative expense decreased $4.0 million, or 41.8%, compared to the three months ended September 30, 2018, primarily due to $1.7 million lower professional services and $0.8 million lower employee expense and $0.4 million lower business services expense from lower revenue. Depreciation, software and intangible asset amortization expense declined $0.5 million, or (29.7)%, compared to the prior year quarter, primarily due to lower capital expenditure.

Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018

Operating expenses were $187.3 million in the nine months ended September 30, 2019, compared to $236.1 million in the nine months ended September 30, 2018. This decline was partially caused by the sale of 3Q Digital (caused a $5.8 million total operating expense reduction to the nine-month period-over-period results). Labor costs declined $32.0 million, or 25.4%, compared to the nine months ended September 30, 2018, primarily due to lower payroll expense as a result of our expense reduction efforts and the sale of 3Q Digital (caused a $4.8 million expense reduction to the nine-month period-over-period results). Production and distribution expenses declined $15.4 million, or 20.9%, compared to the nine months ended September 30, 2018 primarily due to lower transportation service expense, lower broker production expense and lower production service expense due to lower revenue. The sale of 3Q Digital caused a $0.4 million expense reduction to the nine-month period-over-period results. Advertising, Selling and General expense declined $6.7 million, or 24.8%, compared to the nine months ended September 30, 2018, primarily due to a reduction in employee-related expenses and lower professional service expense as well as the sale of 3Q Digital (caused a $0.6 million expense reduction to the nine-month period-over-period results). Depreciation, software and intangible asset amortization expense declined $1.9 million, or 31.6%, compared to the nine months ended September 30, 2018, primarily due to the reduced capital expenditures and the elimination of the intangible assets on the sale of 3Q Digital.

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

Operating Loss

Three months ended September 30, 2019 vs. Three months ended September 30, 2018

Operating loss was $4.5 million in the three months ended September 30, 2019, compared to $10.4 million in three months ended September 30, 2018. The $5.9 million improvement was primarily driven by the impact of the restructuring activities with a $18.1 million decline in operating expenses which was partially offset by $12.2 million lower revenue.

Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018

Operating loss was $22.0 million in the nine months ended September 30, 2019, compared to $21.7 million in nine months ended September 30, 2018. The $0.3 million increase in loss was related to revenue of $49.2 million, which was offset by $48.8 million decline in operating expenses due to restructuring activities. The sale of 3Q Digital in late February 2018 resulted in $1.1 million of the lower operating income.

Interest Expense

Three months ended September 30, 2019 vs. Three months ended September 30, 2018

Interest expense, net, in the three months ended September 30, 2019 increased $0.2 million compared to the three months ended September 30, 2018. This increase was due to interest incurred under increased borrowings outstanding under the Texas Capital Facility as of September 30, 2019. As of September 30, 2019, $18.7 million was outstanding under the Facility.

Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018

Interest expense, net, in the nine months ended September 30, 2019 decreased $0.4 million compared to the nine months ended September 30, 2018. The decline was due to the elimination of interest accretion expense related to the 3Q Digital contingent consideration liability as of February 2018 which was partially offset by higher interest expense associated with increased borrowings outstanding under the Texas Capital Facility as of September 30, 2019.

Gain on sale

The gain on sale for nine months ended September 30, 2019 is the result of $5 million Contingent Payment we received related to the Qualified Sale of 3Q Digital as defined in the Purchase and Sales Agreement dated February 28, 2018.

The gain on sale for nine months ended September 30, 2018 is the result of the sale of 3Q Digital in late February 2018 whereby the sum of proceeds received plus net obligations eliminated resulted in a gain on sale of $31.0 million.

Other Income and Expense

Three months ended September 30, 2019 vs. Three months ended September 30, 2018

Other expense, net, increased $0.2 million in the three months ended September 30, 2019, compared to the three months ended September 30, 2018 mainly due to increased pension expenses.

Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018

Other expense, net, increased $1.7 million in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 mainly due to changes in pension expense and foreign currency revaluation.

Income Taxes

Three months ended September 30, 2019 vs. Three months ended September 30, 2018

The income tax expense of $0.1 million in the third quarter of 2019 represents a decrease in benefit of $1.5 million when compared to the third quarter of 2018. Our effective tax rate was negative 1.7% for the third quarter of 2019, decreasing from a rate of 12.6% for the third quarter of 2018. The effective income tax rate calculated for the three months ended September 30, 2019 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018

The income tax expense of $0.8 million in the nine months ended September 30, 2019 represents a decrease in our income tax benefit of $11.6 million, as compared to nine months ended September 30, 2018. Our effective tax rate was negative 3.7% for the first nine months of 2019, increasing from a rate of negative 211.4% for the first nine months of 2018. The effective income tax rate for the first nine months of 2019 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three and nine month ended September 30, 2019 and September 30, 2018 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $31.7 million and $20.9 million at September 30, 2019 and December 31, 2018, respectively. Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

On June 26, 2019, we received $15.9 million in aggregate federal income tax refunds related to carryback of capital losses. On May 7, 2019, we received a $5 million Contingent Payment related to the Qualified Sale of 3Q Digital.

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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $9.4 million, compared to net cash used by operating activities of $7.0 million for the nine months ended September 30, 2018. The $16.4 million year-over-year increase was primarily the result of $20.5 million tax refund received which was partially offset by decreases in accounts payable in the nine months ended September 30, 2019 as compared to 2018.

Investing Activities

Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2019, compared to the net cash provided by investing activities of $1.3 million for the nine months ended September 30, 2018. This change was mainly due to the sale of 3Q Digital in late February 2018.

Financing Activities

Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2019, compared to $8.9 million for the nine months ended September 30, 2018. The $5.4 million decrease was primarily due to the issuance of the Series A Preferred Stock in the first quarter of 2018 which was partially offset by $4.5 million of borrowings under the Company’s Texas Capital Credit Facility in the first quarter of 2019.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of September 30, 2019 and 2018 were $3.2 million and $2.3 million, respectively.

Credit Facilities

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.

At September 30, 2019, we had letters of credit in the amount of $2.8 million. No amounts were drawn against these letters of credit at September 30, 2019.  These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

As of September 30, 2019 and December 31, 2018, we had $18.7 million and $14.2 million of borrowings outstanding under the Texas Capital Facility. As of September 30, 2019, we had the ability to borrow an additional $0.5 million under the facility.

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

See Recent Accounting Pronouncements under Note B of the Notes to Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been recently issued.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risks related to interest rate variations and to foreign exchange rate variations. From time to time, we may utilize derivative financial instruments to manage our exposure to such risks.

On April 17, 2017, we entered into the Texas Capital Credit Facility. On January 9, 2018, we entered an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22 million and extended the maturity by one year to April 17, 2020. As of September 30, 2019, we had $18.7 million of borrowings outstanding under the Texas Capital Facility.

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

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income (loss) in our Condensed Consolidated Statements of Comprehensive Income/(Loss). Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). Transactions such as these amounted to $0.3 million in pre-tax currency transaction gains in the nine months ended September 30, 2019. At this time, we are not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

We do not enter into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including our Principal Executive Officer, Chief Financial Officer, and Corporate Controller as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Principal Executive Officer, Chief Financial Officer, and Corporate Controller, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Principal Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were not effective as of September 30, 2019 solely due to the material weaknesses in internal control over financial reporting as described in Item 9A of the 2018 10-K.

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

Changes in Internal Control over Financial Reporting

Improvements in the design and operating effectiveness of internal controls over financial reporting that we have affected to date have led to the successful remediation of several previously disclosed material weaknesses including monitoring, control environment and risk assessment. Other than the material weaknesses discussed above, and the successful remediation of previously disclosed material weaknesses related to monitoring, control environment and risk assessment, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
We continue to work with the third-party specialists we engaged to review, document, and (as needed) supplement our controls, with the goal of designing and implementing controls that not only better address both the accuracy and precision of management's review, but also enhance our ability to manage our business as it has evolved. In 2018 and the nine months ended September 30, 2019, significant progress was made in relation to the design and implementation of controls. There is still additional work to be done to completely remediate the material weaknesses. However, we expect all the material weaknesses to be remediated by the end of 2019.
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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2018 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended September 30, 2019 to the risk factors previously disclosed in the 2018 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

*10.1	Second Amendment to Credit Agreement

*10.2	Separation Agreement with Timothy E. Breen

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document.

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

HARTE HANKS, INC.

November 12, 2019	/s/ Mark A. Del Priore
Date	Mark A. Del Priore
Executive Vice President and Chief Financial Officer

November 12, 2019	/s/ Lauri Kearnes
Date	Lauri Kearnes
Vice President, Finance and
Corporate Controller