Form 10-K
period 2019-12-31
HARTE HANKS INC
filed 2020-03-19
CIK 45919

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($2.20) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019), was approximately $12,417,814.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2020 was 6,307,873 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the company’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

Harte Hanks, Inc. and Subsidiaries
Table of Contents
Form 10-K Report
December 31, 2019

PART I

ITEM 1.     BUSINESS

INTRODUCTION

Harte Hanks, Inc. (“Harte Hanks,” the “Company,” “we,” “our,” or “us”) is a purveyor of data-driven, omni-channel marketing and customer relationship solutions and logistics. The Company has robust capabilities that offer clients the strategic guidance they need across the customer data landscape as well as the executional know-how in database build and management, data analytics, digital media, direct mail, customer contact, client fulfillment and marketing and product logistics. Harte Hanks solves marketing, commerce and logistical challenges for some of the world’s leading brands in North America, Asia-Pacific and Europe.

We are the successor to a newspaper business started by Houston Harte and Bernard Hanks in Texas in the early 1920s. We were incorporated in Delaware on October 1, 1970. In 1972, Harte Hanks went public and was listed on the New York Stock Exchange (“NYSE”).  We became a private company in a leveraged buyout in 1984, and in 1993 we again went public and listed our common stock on the NYSE.

All reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are publicly available. These documents may be accessed free of charge on our website at http://www.hartehanks.com.  These documents are provided as soon as practical after they are filed with the SEC and may also be found at the SEC’s website at www.sec.gov. Additionally, we have adopted and posted on our website a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and nominating and corporate governance committees, and we will provide a printed copy of any of these documents to any requesting stockholder. These website addresses are intended to be for inactive textual references only. None of the information on, or accessible through, these websites are part of this Form 10-K or is incorporated by reference herein.

OUR BUSINESS

Harte Hanks partners with clients to deliver relevant, connected, and quality customer interactions. Our approach starts with discovery and learning, which leads to customer journey mapping, creative and content development, analytics, and data management, and ends with execution and support in a variety of digital and traditional channels. We do something powerful: we produce engaging and memorable customer interactions to drive business results for our clients, this is why Harte Hanks is known for developing strong customer relationships and experiences and defining interaction-led marketing.

We offer a wide variety of integrated, omni-channel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs that deliver greater return on their marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use these tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers which is key to being leaders in customer interaction. We offer a full suite of capabilities and resources to provide a broad range of marketing services, utilizing various different media from direct mail to email, including:

•
Agency: We offer full-service, customer engagement solutions specializing in direct and digital communications for both consumer and business-to-business markets. With strategy, creative, and implementation services, we help marketers within targeted industries understand, identify, and engage prospects and customers in their channel of choice.

•
Digital Solutions: Our digital solutions integrate online services into the marketing mix, including search engine management, display optimization, digital analytics, website development and design, digital strategy, social media, email, e-commerce, interactive relationship management and a host of other services that support our core businesses.

•
Database Marketing Solutions: We have successfully delivered marketing database solutions across various industries to help our clients understand their customers’ needs and offer communication solutions to allow them to address those needs. Our solutions are built around centralized marketing databases with three core offerings: insight and analytics; customer data integration; and marketing communications tools. Our solutions enable organizations to build and manage customer communication strategies that drive customer acquisition and retention to maximize the value of existing customer relationships. Through insight and analytics, we help clients identify the marketing models that have proven successful with their most profitable customer relationships and then apply those marketing strategies to increase the return on investment for existing customers while also winning profitable new customers. We also aggregate our clients' customer data from multiple sources to provide our clients with a comprehensive illustration of their customers and prospective customers. We then help clients apply their data and insights to the entire customer life cycle, in turn helping clients sustain and grow their business, gain deeper customer insights, and continuously refine their customer resource management strategies and tactics.

•	Direct Mail: As a full-service direct marketing provider and a substantial mailing partner of the U.S. Postal Service (“USPS”), our operational mandate is to ensure creativity and quality, provide an understanding of the options available in technologies and segmentation strategies and capitalize on economies of scale with our variety of execution options.

•
Mail and Product Fulfillment: We offer mail and product fulfillment solutions, including printing on demand, managing product recalls, and distributing literature and other products. Harte Hanks has temperature-controlled, FDA-approved and geographically convenient warehouses to support print and product, all controlled by our proprietary nexTOUCH platform. Our temperature-controlled, FDA-approved warehouses allow us to store and ship baby formula, sports drinks and other similar items often marketed through the distribution of samples of the product

•
Logistics: Harte Hanks is one of the leading providers of third-party logistics and freight optimization in the United States. We complete millions of shipments of time-sensitive materials annually and have access to a certified fleet of over 15,000 trucks and a proprietary logistical system called Allink®360 that is designed to ensure customers’ products are delivered on-time and on-budget.

•
Contact Centers: We offer intelligently responsive contact center solutions, which use real-time data to effectively interact with each customer. Our on-shore and off-shore customer support representatives handle incoming calls, email, chat, video and social media requests, all in multiple languages, 24/7 to improve customer experiences. At the same time, our advanced analytics can alert customers to trending product or service issues. Our team skillfully configures Oracle CRM or Salesforce to create great customer interactions by seamlessly linking continually improving content between agent or AI-driven interfaces and web-based self-help tools or community forums. Our lead specialists engage qualified buyers and influencers with the right message at the right moment. Additionally, when combined with our Fulfillment and Logistics offerings, we provide a full suite of services for customers’ warranty, returns and recall issues.

Many of our client relationships start with an offering from the list above on an individual solution basis or a combination of our offerings from across our services. As our relationship with a new client strengthens, we seek to deepen the relationship by providing additional services.

In 2019 and 2018, Harte Hanks had revenues of $217.6 million and $284.6 million, respectively.

Management Changes

Effective November 18, 2019, Andrew Benett was appointed as Executive Chairman and Chief Executive Officer.  Andrew is a seasoned executive with over 20 years of expertise in brand development, digital, direct, and marketing technology, and he was the former global CEO of Havas Creative Group, a leading marketing communications network with 12,000 employees. Andrew Harrison stepped down from his role as President, but will remain with the Company, and report to Andrew Benett in an executive advisory role.

Effective November 18, 2019, Brian Linscott was appointed Chief Operating Officer.  Brian has an accomplished track record for improving financial and operational results. Mr. Linscott's prior positions include CFO of Sun Times Media, LLC, a media company that included the Chicago Sun-Times, Managing Director of Huron Consulting Group, and a Partner at BR Advisors, where he led operation improvement, developed new partnerships and drove topline growth for media clients and other companies.

Effective November 18, 2019, Lauri Kearnes was promoted to Chief Financial Officer.  Lauri has held a variety of finance positions at the Company of increasing responsibility over the past sixteen years, and she played a critical role in the restructuring initiatives discussed below under “Restructuring Activities”.

Restructuring Activities

Our management team, along with members of the Board, have formed a project committee focused on our cost-saving initiatives and other restructuring efforts. This committee has reviewed each of our business lines and other operational areas to identify both one-time and recurring cost-saving opportunities. To date, the committee has identified over $20 million in potential annual savings, some of which we have already begun to recognize.
In the year ended December 31, 2019, we recorded restructuring charges of $11.8 million. This comprised charges mainly related to customer database build write offs, termination fees related to certain contracts with Wipro, LLC (“Wipro”), severance agreements, asset impairment and facility related expenses.
We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $14.0 million through the end of 2020.

Customers

Our services are marketed to specific industries or markets. We tailor our services and software products depending on the industry or market we are targeting. We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications. We currently provide services primarily to the retail, B2B, financial services, consumer, and healthcare vertical markets, in addition to a range of other select markets. Our largest client (measured in revenue) comprised 8% of total revenues in 2019. Our largest 25 clients in terms of revenue comprised 64% of total revenues in 2019.

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

Facilities

Our services are provided at the following facilities, all of which are leased:

Domestic Offices
Austin, Texas	Lenexa, Kansas
Chelmsford, Massachusetts	Maitland, Florida
Deerfield Beach, Florida	New York, New York
East Bridgewater, Massachusetts	Raleigh, North Carolina
Grand Prairie, Texas	Shawnee, Kansas
Jacksonville, Florida	Trevose, Pennsylvania
Langhorne, Pennsylvania	Texarkana, Texas

International Offices
Hasselt, Belgium	Manila, Philippines
Iasi, Romania	Uxbridge, United Kingdom

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

•
Data protection laws in the European Union (“EU”), including the General Data Protection Regulation (EU Regulation 679/2016) which imposes a number of obligations with respect to the processing of personal data and prohibitions related to the transfer of personal information from the EU to other countries, including the U.S., that do not provide data subjects with an “adequate” level of privacy or security, and applies to all of our products in Europe.

•
The Financial Services Modernization Act of 1999, or Gramm-Leach-Bliley Act (“GLB”), which, among other things, regulates the use for marketing purposes of non-public personal financial information of consumers that is held by financial institutions. Although Harte Hanks is not considered a financial institution, many of our clients are subject to the GLB. The GLB also includes rules relating to the physical, administrative, and technological protection of non-public personal financial information.

•
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which regulates the use of protected health information for marketing purposes and requires reasonable safeguards designed to prevent intentional or unintentional use or disclosure of protected health information.

•
The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), which amended the FCRA and requires, among other things, consumer credit report notice requirements for creditors that use consumer credit report information in connection with risk-based credit pricing actions and also prohibits a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes, subject to certain exceptions.

•
The Fair Credit Reporting Act (“FCRA”), which governs, among other things, the sharing of consumer report information, access to credit scores, and requirements for users of consumer report information.

•
Federal and state laws governing the use of email for marketing purposes, including the U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”), Canada’s Anti-Spam Legislation (“CASL”) and similar e-Privacy laws in Europe (in support of Directive 2002/58/EC).

•
Federal and state laws governing the use of telephones for unsolicited marketing purposes, including the Federal Trade Commission’s Telemarketing Sales Rule (“TSR”), the Federal Communications Commission’s Telephone Consumer Protection Act (“TCPA”), various U.S. state do-not-call laws, Canada’s National Do Not Call laws and rules (“Telecommunications Act”) and similar e-Privacy laws in Europe (in support of Directive 2002/58/EC).

•
Federal and state laws governing the collection and use of personal data online and via mobile devices, including but not limited to the Federal Trade Commission Act and the Children’s Online Privacy Protection Act, which seek to address consumer privacy and protection.

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

In addition, our business may be affected by the impact of these restrictions on our clients and their marketing activities. These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use, or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications. For example, many states have considered implementing “do-not-mail” legislation that could impact our business and the businesses of our clients and customers. In addition, continued public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

We cannot predict the scope of any new legislation, regulations, or industry guidelines or how courts may interpret existing and new laws. Additionally, enforcement priorities by governmental authorities may change and impact our business either directly or through requiring our customers to alter their practices. Compliance with regulations is costly and time-consuming for us and our clients, and we may encounter difficulties, delays, or significant expenses in connection with our compliance. We may also be exposed to significant penalties, liabilities, reputational harm, and loss of business if we fail to comply with applicable regulations. There could be a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations, the issuance of judicial or governmental interpretations, enforcement priorities of governmental agencies, or a change in customs arising from public concern over consumer privacy and data security issues.

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

We have developed proprietary software including NexTOUCH and Allink®360, each of which are integral to our business. NexTOUCH is key to the success of our mail and product fulfillment business while Allink®360 ensures customers' products are delivered on-time and on-budget.

EMPLOYEES

As of December 31, 2019, Harte Hanks employed 1,943 full-time employees and 487 part-time employees, of which approximately 1,279 are based outside of the U.S., primarily in the Philippines. A portion of our workforce is provided to us through staffing companies. None of our workforce is represented by labor unions. We consider our relations with our employees to be good.

ITEM 1A.     RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “1933 Act”) and Section 21E of the Exchange Act. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, including our ability to reduce costs pursuant to the Restructuring Activities, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, if any, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected, and investors in our securities could lose part or all their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed below in this Item 1A, “Risk Factors”, and any updates thereto in our Forms 10-Q and 8-K. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

In addition to the information set forth elsewhere in this report, including in the MD&A section, the factors described below should be considered carefully in making any investment decisions with respect to our securities.

Most of our client engagements are cancelable on short notice.

The marketing services we offer, and in particular for direct mail and contact center services, are generally terminable upon short notice by our clients, even if the term of the agreement (and the expected duration of services) is several or many years. Many of our customer agreements do not have minimum volume or revenue requirements, so clients may (and do) vary their actual orders from us over time based on their own business needs, their satisfaction with the quality and pricing of our services, and a variety of other competitive factors. In addition, the timing of particular jobs or types of jobs at particular times of year (such as mail programs supporting the holiday shopping season or contact center programs supporting a specific event) may cause significant fluctuations in the operating results of our operations in any given quarter. We depend to some extent on sales to certain industries, such as the consumer retail industries, technology, and financial services. Some participants in these industries have announced that the global outbreak of COVID-19 has affected and is expected to continue to effect operations and results for at least the near future.
To the extent these industries experience downturns, our clients may re-evaluate their marketing spend, which could adversely affect the results of our operations.

A large portion of our revenue is generated from a limited number of clients. The loss of a client or significant work from one or more of our clients could adversely affect our business.

Our ten largest clients collectively represented 44% of our revenues for 2019. Furthermore, traditional consumer retail (which is an industry experiencing significant business model and financial challenges) represented 19% of our 2019 revenues. While we typically have multiple projects with our largest customers which would not all terminate at the same time, the loss of one or more of our larger clients or the projects or contracts with one of our largest clients could adversely affect our business, results of operations, and financial condition if the lost revenues are not replaced with profitable revenues from that client or other clients.

Our indebtedness may adversely impact our ability to react to changes in our business or changes in general economic conditions.

On April 17, 2017, we entered into a credit agreement with Texas Capital Bank, N.A. The agreement consists of a two-year revolving credit facility (the “Texas Capital Credit Facility”), which we amended on January 9, 2018 to increase the availability under the revolving credit facility to $22 million and extended the term of the credit facility by one year to April 17, 2020. On May 7, 2019, we entered into another amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. The Texas Capital Credit Facility is secured by substantially all of our assets and is guaranteed by HHS Guaranty, LLC, an entity affiliated with one of our equity holders and one of our directors. The agreement limits our ability to incur funded debt while any obligation or letter of credit issued thereunder is outstanding, subject to customary exceptions. See Note F, Long-Term Debt, in the Notes to Consolidated Financial Statements for further discussion.

We may incur additional indebtedness in the future and the terms of future arrangements may be less favorable to the company than our previous or current facilities. Our ability to incur indebtedness is also impacted by the terms of our Series A Convertible Preferred Stock, which limits our ability to incur indebtedness without the holders’ consent to the greater of $40 million or four times our trailing 12-month EBITDA (measured at the time such indebtedness is incurred). Any failure or inability to obtain new financing arrangements when needed on favorable terms could have a material adverse impact on our liquidity position.

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

Our consolidated financial statements for the year ended December 31, 2019 have been prepared assuming we will continue to operate as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain profitability or successfully raise sufficient additional capital as needed, through future financings, asset sales or other strategic arrangements. Additional funds may not be available when needed, or if available, we may not be able to obtain such funds on terms acceptable to us. If adequate funds are unavailable when needed, we may not be able to continue as a going concern. We may be required to scale down or sell certain businesses or cease operations.

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

The size of our competitors varies widely across vertical markets and service lines. Some of our competitors may have significantly greater financial, technical, marketing, or other resources than we do in any one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies, methodologies, and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale, and support of innovative products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue, or margins. Some of our competitors also may choose to sell products or services that compete with ours at lower prices by accepting lower margins and profitability or may be able to sell products or services that compete with ours at lower prices given proprietary ownership of data, technical superiority, a broader or deeper product or experience set, or economies of scale. Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations and could also harm our ability to obtain new customers on favorable terms. Competitive pricing pressures tend to increase in difficult or uncertain economic environments, due to reduced marketing expenditures of many of our clients and prospects, and the resulting impact on the competitive business environment for marketing service providers such as our company.

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

Our success depends on our ability to effectively and consistently staff and execute client engagements within the agreed upon time frame and budget. Depending on the needs of our clients, our engagements may require customization, integration, and coordination of a number of complex product and service offerings and execution across many facilities. Moreover, in some of our engagements, we rely on subcontractors and other third parties to provide some of the services to our clients, and we cannot guarantee that these third parties will effectively deliver their services, that we will be able to easily suspend work with contractors that are not performing adequately, or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact our ability to provide our products and services. Our failure to effectively and timely staff, coordinate, and execute our client engagements may adversely impact existing client relationships, the amount or timing of payments from our clients and our reputation in the marketplace as well as our ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients and other customers may not provide us with sufficient protections against claims for lost profits or other claims for damages.

We have recently experienced, and may experience in the future, reduced demand for our products and services due to the financial condition and marketing budgets of our clients and other factors that may impact the industry verticals that we serve.

Marketing budgets are largely discretionary in nature, and as a consequence are easier to reduce in the short-term than other expenses. Our customers have in the past, and may in the future, respond to their own financial constraints (whether caused by weak economic conditions, weak industry performance or client-specific issues) by reducing their marketing spend. Customers may also be slow to restore their marketing budgets to prior levels during an economic recovery and may respond similarly to adverse economic conditions in the future. Our revenues are dependent on national, regional, and international economies and business conditions. The global outbreak of COVID-19 has resulted in a near-term uncertainly for the global economy. A long-lasting economic recession, regardless of the cause, or anemic recovery in the markets in which we operate could have material adverse effects on our business, financial position, or operating results. Similarly, industry or company-specific factors may negatively impact our clients and prospective clients, and in turn result in reduced demand for our products and services, client insolvencies, collection difficulties or bankruptcy preference actions related to payments received from our clients. We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve.

Outbreaks of contagious diseases, or other public health pandemics, such as the COVID-19 outbreak, may adversely affect the Company’s business and operations.

The outbreak of diseases, such as the COVID-19 coronavirus, has curtailed and may curtail travel to and from certain countries, or geographic regions.  Restrictions on travel to and from these countries or other regions due to additional incidences for diseases could have a material adverse effect on the Company’s business, financial position, results of operations, and cash flows. The outbreak of COVID-19 has also caused significant volatility in the global markets and has also caused many companies to slow production or find alternative means for employees to perform their work. Risks and uncertainties related to this outbreak include the evolving effect of COVID-19 on our employees, customers, suppliers, and third-party providers, including the impact of U.S. and foreign government actions taken to curtail the spread of the virus.  Other risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies, the lack of visibility of future business, particularly because of changing economic conditions.  Although we have developed and continue to develop plans to help mitigate the negative impact of the COVID-19 outbreak to our business, the efforts may not prevent our business from being adversely affected, and the longer the outbreak impacts supply and demand the more negative the impact it likely will have on our business, revenues and earnings, and the more limited our ability will be to try and make up for delayed or lost product development, production and sales.  The extent and nature of the coronavirus outbreak are uncertain, which makes it difficult for us to predict the complete effect it could have on our future operations.

We must effectively manage our costs to be successful. If we do not achieve our cost management objectives, our financial results could be adversely affected.

Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditures across our operations. Our management team, along with members of the Board, have formed a project committee focused on cost-saving initiatives as well as other restructuring efforts and has been tasked with reviewing each of our business lines and other operational areas to identify both one-time and recurring cost-saving opportunities. While the committee has identified over $20 million in potential annual savings, some of which we have already begun to recognize, we may not be able to recognize all identified potential savings and even if we are able to recognize the identified savings, such cost savings may be insufficient to achieve our cost management objectives. To the extent that we do not successfully manage our costs our financial results may be adversely affected.

Our financial performance has harmed our commercial reputation and relationship with customers, vendors, and other commercial parties, and may impair our ability to attract, retain and motivate employees.

Our declining financial performance has caused customers and vendors to increase scrutiny on payment and performance terms in our agreements, which may impose additional costs (or result in reduced profitability) in our operations. Clients, vendors, and partners, as well as prospective clients, vendors, and partners) may also decline to do business with us due to their concerns regarding our financial condition. Additionally, due to our liquidity constraints, we may be unable to aggressively price our services to win work in competitive bid situations. These impediments to working with clients, vendors and partners may reduce both our overall revenues and profitability, and consequently the value of our common stock.

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

On October 31, 2018, we disclosed that we received a notice from the NYSE that we were not in compliance with the “Market Capitalization Listing Requirement,” which requires that we maintain an average market capitalization of over $50 million (measured over a consecutive 30 trading-day period) if our stockholders’ equity is less than $50 million, as it has been (the “Market Capitalization Listing Requirement”) since 2018.

Shortly after receipt of this notice, we submitted a plan of definitive action to the NYSE to allow us to remain listed while we attempt to regain compliance with the Market Capitalization Listing Requirement. The NYSE accepted our plan in January 2019, thereby delaying any decision to delist us for up to 18 months. In order to regain compliance with the Market Capitalization Listing Requirement, we will have to maintain the required $50 million global market capitalization over a consecutive 30 trading-day period. The NYSE has been closely monitoring the implementation of our plan and our failure to achieve the initiatives and goals included in the plan will result in our being subject to a NYSE trading suspension and the initiation of procedures to delist our common stock. In addition, if our average global market capitalization over a consecutive 30 trading-day period is less than $15 million, the NYSE will promptly initiate suspension and delisting procedures and, under the NYSE’s continued listing standards, we will not have any opportunity to regain compliance and our common stock will be delisted. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock. A suspension or delisting could also adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services, and would have a material, adverse impact on our business, operating results and financial condition. In addition, a suspension or delisting would impair our ability to raise additional capital through equity or debt financing as well as our ability to attract and retain employees by means of equity compensation.

As of March 13, 2020, we had not regained compliance with the Market Capitalization Listing Requirement and our global market capitalization has ranged between $16 million and $20 million over the last thirty trading days. As a result, the Company has been exploring options for alternative listing venues for its common stock. However, no assurance can be given that we will be able to meet the initial listing requirements of any such venue. Should the delisting occur and we are unable to list on another public exchange our common stock could be traded on the over-the-counter bulletin board, or in the so-called “pink sheets.” In the event of such trading, it is highly likely that there would be: significantly less liquidity in the trading of our common stock; decreases in institutional and other investor demand for our common stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker-dealers willing to execute trades in our common stock. The occurrence of any of these events could result in a further decline in the market price of our common stock and may impair our ability to retain and attract employees and members of management.

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

As a result of increasing public awareness and interest in privacy rights, data protection and access, information security, environmental protection, and other concerns, national and local governments and industry organizations regularly consider and adopt new laws, rules, regulations, and guidelines that restrict or regulate marketing communications, services, and products. Examples include data encryption standards, data breach notification requirements, registration/licensing requirements (often with fees), consumer choice, notice, and consent restrictions and penalties for infractions, among others. In addition, on May 25, 2018 the European General Data Protection Regulation (“GDPR”) took effect. The GDPR applies to all products and services we provide in the European Union (the “EU”). GDPR includes operational requirements for companies that receive or process personal data of residents of the EU. For example, we may be required to implement measures to change or limit (by age, use or geography) our service offerings. We may also be required to obtain consent and/or offer new controls to existing and new users in the EU before processing data for certain aspects of our services. In addition, the GDPR includes significant penalties for non-compliance and, over the past 12 months, the European Union has levied some significant fines on companies for violation of the GDPR. We are also subject to the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA requires businesses collecting information about California consumers to disclose what personal information is collected about a consumer and the purposes for which that personal information is used, disclose what personal information is sold or shared for a business purpose, and to whom, and delete information or stop selling such information upon request (subject to exceptions). We anticipate that additional restrictions and regulations will continue to be proposed and adopted in the future. The Philippines has adopted the Data Privacy Act of 2012 (Republic Act 10173) which mirrors most important aspects of the GDPR and is likely to have a similar effect on our operations in and involving the Philippines.

Our business may also be affected by the impact of these restrictions and regulations on our clients and their marketing activities. In addition, as we acquire new capabilities and deploy new technologies to execute our strategy, we may be exposed to additional regulation. Current and future restrictions and regulations could increase compliance requirements and costs, and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of information (especially with respect to personal information), or change the requirements so as to require other changes to our business or our clients' businesses. Additional restrictions and regulations may limit or prohibit current practices regarding marketing communications and information quality solutions. For example, multiple states have implemented opt out legislation for telephone marketing, requiring the creation of statewide do-not call registries. Such legislation could impact our business and the businesses of our clients and of their customers. In addition, continued public interest in privacy rights, data protection and access, and information security may result in the adoption of further industry guidelines that could impact our direct marketing activities and business practices.

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

Various local, national, and international regulations, as well as industry standards, give consumers varying degrees of control as to how personal data is collected, used, and shared for marketing purposes. If, due to privacy, security, or other concerns, consumers exercise their ability to prevent or limit such data collection, use, or sharing, it may impair our ability to provide marketing to those consumers and limit our clients’ demand for our services. Additionally, privacy and security concerns may limit consumers’ willingness to voluntarily provide data to our clients or marketing companies. Some of our services depend on voluntarily provided data and therefore may be impaired without such data.

If we do not prevent security breaches and other interruptions to our infrastructure, we may be exposed to lawsuits, lose customers, suffer harm to our reputation, and incur additional costs.

The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, remnant data exposure, computer viruses, denial of service attacks, accidents, employee error or malfeasance, “social engineering” and “phishing” attacks, intentional misconduct by computer “hackers” and other disruptions can occur, and infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls, and exposed or unprotected customer data can exist that (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) compromise the security of our or our customers' systems and data, which exposes information to unauthorized third parties. We are a target of cyber-attacks of varying degrees on a regular basis. Although we maintain insurance which may cover some types of damages incurred by damage to, breaches of, or problems with, our information and telecommunications systems, such insurance is limited and expensive, and may not be sufficient to offset the costs of such damages or cover certain events, and therefore such damages may materially harm our business.

Our reputation and business results may be adversely impacted if we, or subcontractors upon whom we rely, do not effectively protect sensitive personal information of our clients and our clients’ customers.

Current privacy and data security laws and industry standards impact the manner in which we capture, handle, analyze, and disseminate customer and prospect data as part of our client engagements. In many instances, our client contracts also mandate privacy and security practices. If we fail to effectively protect and control information, especially sensitive personal information (such as personal health information, social security numbers, or credit card numbers) of our clients and their customers or prospects in accordance with these requirements, we may incur significant expense, suffer reputational harm, loss of business, and, in certain cases, be subjected to regulatory or governmental sanctions or litigation. These risks may be increased due to our reliance on subcontractors and other third parties in providing a portion of our overall services in certain engagements. We cannot guarantee that these third parties will effectively protect and handle sensitive personal information or other confidential information, or that we will have adequate recourse against these third parties in the event such third parties fail to adequately protect and handle such sensitive or confidential information.

If our facilities are damaged, or if we are unable to access and use our facilities, our business and results of operations will be adversely affected.

Our operations rely on the ability of our employees to work at specially equipped facilities to perform services for our clients. Although we have some excess capacity and redundancy, we do not have sufficient excess capacity or redundancy (in equipment, facilities, or personnel) to maintain service and operational levels for extended periods if we are unable to use one of our major facilities. Outsourcing these processes to facilities not owned by us is not a viable option. Should we lose access to a facility for any reason, our service levels are likely to decline or be suspended, clients would go without service or secure replacement services from a competitor. As consequence of such an event, we would suffer a reduction in revenues and harm to (and loss of) client relationships.

Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business and results of operations.

Our business is heavily dependent upon data centers and telecommunications infrastructures, which are essential to both our call center services and our database services (which require that we efficiently and effectively create, access, manipulate, and maintain large and complex databases). In addition to the third-party data centers we use, we also operate several of our own data centers to support both our own and our clients' needs in this regard, as well as those of some of our clients. Our ability to protect our operations against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure, or other disasters and events beyond our control is critical to our continued success. Likewise, as we increase our use of third-party data centers, it is critical that the vendors providing that service adequately protect their data centers from the same risks. Our services are very dependent on links to telecommunication providers. We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations. Any damage to the data centers we use or any failure of our telecommunications links could materially adversely affect our ability to continue services to our clients, which could result in loss of revenues, profitability and client confidence, and may adversely impact our ability to attract new clients and force us to expend significant company resources to repair the damage.

If our new leaders are unsuccessful, or if we continue to lose key management and are unable to attract and retain the talent required for our business, our operating results could suffer.

Over the past three years we have replaced many of our leaders (including our Chief Executive Officer, President, Chairman, Chief Marketing Officer, and Chief Financial Officer) and we have eliminated or consolidated several leadership positions (including Chief

Technology Officer, and Executive Vice President of Sales), resulting in a much smaller leadership team. If our new leaders fail in their new and additional roles and responsibilities (and more generally if we are unable to attract additional leaders with the necessary skills to manage our business) our business and its operating results may suffer. Further, our prospects depend in large part upon our ability to attract, train, and retain experienced technical, client services, sales, consulting, marketing, and management personnel. While the demand for personnel is also dependent on employment levels, competitive factors, and general economic conditions, our recent business performance may diminish our attractiveness as an employer. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position, or operating results.

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

In 2018, we sold our 3Q Digital business (which we purchased in 2015 for $30 million in cash plus an earn-out of up to $35 million) for $5 million in cash and assignment of the earn-out obligation. In the future, we may determine to divest certain assets or businesses consistent with our corporate strategy. The price we obtain for such assets or businesses will be driven by performance of those businesses and the current market demand for such assets, and we may not be able to realize a profit upon sale. If we are unable to make dispositions in a timely manner or at profitable price when required to do so, our business, net income, and earnings per share could be materially and adversely affected.

We are vulnerable to increases in postal rates and disruptions in postal services.

Our services depend on the USPS and other commercial delivery services to deliver products. Standard postage rates have increased in recent years (most recently in January 2020) and may continue to do so at frequent and unpredictable intervals. Postage rates influence the demand for our services even though the cost of mailings is typically borne by our clients (and is not directly reflected in our revenues or expenses) because clients tend to reduce other elements of marketing spending to offset increased postage costs. Accordingly, future postal increases or disruptions in the operations of the USPS may have an adverse impact on us.

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

Although our board of directors has in the past authorized the payment of quarterly cash dividends on our common stock, we announced in 2016 that we did not plan to declare any further dividends for the foreseeable future. In addition, although our board has authorized stock purchase programs (and we repurchased shares as recently as 2015), we are unlikely to make any repurchases in the near term. Decisions to pay dividends on our common stock or to repurchase our common stock will be based upon periodic determinations by our board that such dividends or repurchases are both in compliance with all applicable laws and agreements and in the best interest of our stockholders after considering our financial condition and results of operations, the price of our common stock, credit conditions, and such other factors as are deemed relevant by our board. The failure to pay a cash dividend or repurchase stock could adversely affect the market price of our common stock.

Interest rate increases could affect our results of operations, cash flows and financial position.

Interest rate fluctuations in Europe and the U.S. can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents. Borrowings under our Texas Capital Bank credit facility bear interest at variable rates based upon the prime rate or the London Interbank Offered Rate (“LIBOR”). Our results of operations, cash flows, and financial position could be materially or adversely affected by significant increases in interest rates. We also have exposure to interest rate fluctuations in the U.S., specifically money market, commercial paper, and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position, or operating results.

In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that, after 2021, it will stop compelling banks to submit rates for the calculation of LIBOR. Though the transition to an alternative rate is not expected to have a material impact on the Company's earnings, the transition to an alternative rate may cause interest rates, revenue, and expenses on financial instruments tied to LIBOR, such as our Texas Capital Bank credit facility, to be adversely affected.

We are subject to risks associated with operations outside the U.S.

Harte Hanks conducts business outside of the U.S. During 2019, approximately 16.3% of our revenues were derived from operations outside the U.S., primarily Europe and Asia. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

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

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain internal control over financial reporting and we are also required to establish disclosure controls and procedures under applicable SEC rules. An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud. Management is required to provide an annual assessment on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting. Our and our auditor's testing may reveal significant deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. In the past these assessments and similar reviews have led to the discovery of material weaknesses, all of which have been remediated. However, no assurance can be given that we won't discover material weaknesses in the future. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404.

While an effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud, disclosure controls and internal control over financial reporting are generally not capable of preventing or detecting all financial reporting errors and all fraud. A control system, no matter how well-designed and operated, is designed to reduce rather than eliminate the risk of material misstatements in our financial statements. There are inherent limitations on the effectiveness of internal controls, including collusion, management override and failure in human judgment. A control system can provide only reasonable, not absolute, assurance of achieving the desired control objectives and the design of a control system must reflect the fact that resource constraints exist.
If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses (i) we could fail to meet our financial reporting obligations; (ii) our reputation may be adversely affected and our business and operating results could be harmed; (iii) the market price of our stock could decline; and (iv)e could be subject to litigation and/or investigations or sanctions by the Securities and Exchange Commission (the "SEC"), the New York Stock Exchange or other regulatory authorities.

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

Our certificate of incorporation and bylaws contain anti-takeover protections that may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our stockholders.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our business is conducted in facilities worldwide containing aggregate space of approximately 1.3 million squares.  All facilities are held under leases, which expire at dates through 2025. See “Item 1 - Business - Facilities”.

ITEM 3.     LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note L, Litigation and Contingencies, of the “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE under the symbol HHS. As of January 31, 2020, there are approximately 1,440 common stockholders of record. The last reported share price of our common stock on March 18, 2020 was $2.13.

Dividend Policy

The Company currently does not intend on paying any dividends for the foreseeable future. Any payment of future dividends will be at the discretion of Harte Hanke’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions, including the provisions of the Company’s other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the fourth quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Amount that May Yet Be Spent Under the Plan
October 1 - 31, 2019	—	$—	—	$11,437,544
November 1 - 30, 2019	—	$—	—	$11,437,544
December 1 - 31, 2019	—	$—	—	$11,437,544
Total	—	$—	—

(1)  Total number of shares purchased includes shares, if any, (i) purchased as part of our publicly announced stock repurchase program, and (ii) pursuant to our 2013 Omnibus Incentive Plan and applicable inducement award agreements with certain executives, withheld to pay withholding taxes upon the vesting of shares.

(2)  During the fourth quarter of 2019, we did not purchase any shares of our common stock through our stock repurchase program that was publicly announced in August 2014. Under this program, our Board has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of December 31, 2019, we have repurchased 150,667 shares and spent $8.6 million under this authorization.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial information for the years ended and as of the dates indicated. You should read the following historical financial information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K.

In thousands, except per share amounts	2019	2018
Statement of Comprehensive (Loss) Income
Revenues	$217,577	$284,628
Operating loss	(21,606)	(26,034)
Net (loss) income	$(26,264)	$17,550

(Loss) earnings per common share—diluted	$(4.26)	$2.38
Weighted-average common and common equivalent shares outstanding—diluted	6,284	6,270

Balance sheet data (at end of year)
Cash and cash equivalents	$28,104	$20,882
Total assets	110,202	125,175
Total debt	18,700	14,200
Total stockholders’ deficit	(49,683)	(19,184)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note About Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by the cautionary note included under Item 1A above, which is provided pursuant to the safe harbor provisions of Section 27A of the 1933 Act and Section 21E of the Exchange Act. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks. This section is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. The following MD&A of Financial Condition and Results of Operations gives retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise noted. See Note A, Overview and Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further information.

Harte Hanks partners with clients to deliver relevant, connected, and quality customer interactions. Our approach starts with discovery and learning, which leads to customer journey mapping, creative and content development, analytics, and data management, and ends with execution and support in a variety of digital and traditional channels. We do something powerful: we produce engaging and memorable customer interactions to drive business results for our clients, this is why Harte Hanks is known for developing strong customer relationships and experiences and defining interaction-led marketing.

Our services include a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers which is key to being leaders in customer interaction.  We offer a full suite of capabilities and resources to provide a broad range of marketing services, utilizing various different in media from direct mail to email, including:

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

We continued to face a challenging competitive environment in 2019. The sale of 3Q Digital in 2018, together with our Restructuring Activities that have and will continue to result in a decrease of recurring expenses, are all part of our efforts to prioritize our investments and focus on our core business of optimizing our clients' customer journey across an omni-channel delivery platform. We expect these actions will continue to enhance our liquidity and financial flexibility. For additional information, see “Liquidity and Capital Resources” section.

Results of Operations

Operating results from operations were as follows:

	Year Ended December 31,
In thousands, except per share amounts	2019	% Change	2018
Revenues	$217,577	-23.6%	$284,628
Operating expenses	239,183	-23.0%	310,662
Operating loss	$(21,606)	17.0%	$(26,034)
Operating margin	(9.9)%	8.8%	(9.1)%
Other expense (income)	2,905	-111.4%	(25,472)
Income tax expense (benefit)	1,753	-109.7%	(18,112)
Net (loss) income	$(26,264)	-249.7%	$17,550

Diluted EPS from operations	$(4.26)	-279.0%	$2.38

Year ended December 31, 2019 vs. Year ended December 31, 2018

Revenues

Revenues were $217.6 million in the year ended December 31, 2019, compared to $284.6 million in the year ended December 31, 2018. These results reflected the impact of declines in almost all of our industry verticals. Our retail, B2B, consumer brand, transportation and financial services verticals declined by $25.0 million, or 37.6%, $16.0 million, or 25.0%, $11.5 million, or 19.7%,
$8.5 million, or 38.9%, $7.9 million, or 14.7%, respectively. These declines were partially due to the sale of 3Q Digital at the end of February 2018, which led to $6.9 million of the revenue reduction from 2018 to 2019 and primarily impacted our B2B and Consumer verticals. Additionally, non-renewing clients and lower volumes from existing clients caused the further decrease in revenues. Revenue from healthcare clients increased slightly by $1.9 million, or 9.7%.

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

Operating Expenses

Operating expenses were $239.2 million in the year ended December 31, 2019, compared to $310.7 million in the year ended December 31, 2018. This $71.5 million year-over-year decline was partially caused by the sale of 3Q Digital ($5.8 million of total operating expense reduction).

Labor costs decreased by $42.0 million, or 25.6%, compared to the year ended December 31, 2018, primarily due to lower payroll expense as a result of Restructuring Activities and the sale of 3Q Digital ($4.8 million). Production and distribution expenses declined $24.4 million, or 24.3%, compared to the year ended December 31, 2018, primarily due to the lower transportation service expenses, lower broker production expense and lower production service expense in all cases due to the lower activity driving the lower revenue. The sale of 3Q Digital caused a $0.4 million expense reduction to the year-over-year results. Advertising, Selling and General expenses declined $9.9 million or 29.0%, primarily due to a reduction in employee-related expenses and lower professional service expense as well as the sale of 3Q Digital, which caused a $0.6 million expense reduction to the year-over-year results.

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

In the year ended December 31, 2019, we recorded restructuring charges of $11.8 million. In the year ended December 31, 2018, we recorded an impairment of assets of $4.9 million. Depreciation, software and intangible asset amortization expense declined $2.1 million compared to the twelve months ended December 31, 2018, primarily due to the reduced capital expenditure and the elimination of the intangible assets upon the sale of 3Q Digital.

Operating Loss

Operating loss was $21.6 million in the year ended December 31, 2019, compared to $26.0 million in the year ended December 31, 2018. The $4.4 million decrease in operating loss reflected the impact of a decrease in revenue of $67.1 million, offset by a larger $71.5 million decrease in operating expenses. The sale of 3Q Digital in late February 2018 resulted in $1.1 million higher operating loss in 2019 because 3Q generated profit for the Company prior to its sale.

Interest Expense

Interest expense, net, in the year ended December 31, 2019, decreased $0.3 million compared to the year ended December 31, 2018. The decline was due to the elimination of interest accretion expense related to the 3Q Digital contingent consideration liability as of February 2018 which was partially offset by higher interest expense associated with increased borrowings outstanding under the Texas Capital Facility as of December 31, 2019.

Gain on sale

The gain on sale for the year ended December 31, 2019 was mainly the result of the receipt of a $5.0 million earn-out or contingent payment, related to the sale of 3Q Digital. We are not entitled to receive any additional earn-out or contingent payments in connection with the Sale of 3Q Digital.

The gain on sale for the year ended December 31, 2018 was primarily the result of the sale of 3Q Digital in late February 2018, which resulted in a gain on sale of $31.0 million.

Other Expense, net

Total other expense, net was $7.1 million in the year ended December 31, 2019, compared to other expense of $3.9 million in the year ended December 31, 2018. This $3.2 million increase in other expense was primarily attributable to changes in pension expense and foreign currency revaluation.

Income Taxes

Year ended December 31, 2019 vs. Year ended December 31, 2018

Our 2019 income tax expense was $1.8 million. Unfavorably impacting our expense was change in valuation allowance due to realization of deferred tax assets for current year operations and dividend inclusions from foreign subsidiaries related to current period Global Intangible Low Tax Income (GILTI) expense, the impact of which were $6.1 million and $1.1 million, respectively. Favorably impacting our expense was the state tax impact to our operations, impact of which was $0.5 million.

This compares to our 2018 income tax benefit of $18.1 million. Favorably impacting our benefit was deductible basis on the sale of 3Q Digital ($11.9 million), loss from deemed liquidation of foreign subsidiary ($4.2 million), rate benefit from carryback of capital loss to 35% tax rate year ($6.5 million) and return to provision differences ($1.8 million). Unfavorably impacting our benefit was change in valuation allowance due to realization of deferred tax assets for current year operations and dividend inclusions from foreign subsidiaries related to current period GILTI expense, the impact of which were $3.4 million and $2.8 million, respectively.

Net (Loss) income

Year ended December 31, 2019 vs. Year ended December 31, 2018

We recorded net loss of $26.3 million and net income from operations of $17.6 million in 2019 and 2018, respectively. The decrease in income from operations was mainly due to the $31.0 million pre-tax gain recognized from the sale of 3Q Digital in February 2018, and the income tax benefit related to the items noted above, which was only partially offset by the $5 million gain from the 3Q sale realized in 2019 as a result of the receipt of earn-out or contingent consideration.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent and restricted cash balances were $34.1 million and $20.9 million as of December 31, 2019 and 2018. On June 26, 2019, we received $15.9 million in aggregate federal income tax refunds related to carryback of capital losses. On May 7, 2019, we received a $5 million earn-out or contingent payment from the sale of 3Q Digital. Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements and capital expenditures.

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services, operating leases and unfunded pension plan benefit payments) and other cash needs for our operations for at least the next twelve months through a combination of cash on hand, cash flow from operations and borrowings under the Texas Capital Credit Facility. Although the Company believes that it will be able to meet its cash needs for the foreseeable future, if unforeseen circumstances arise the company may need to seek alternative sources of liquidity.

Operating Activities

Net cash provided by operating activities was $12.1 million for the year ended December 31, 2019. This compared to cash used in operating activities of $9.2 million for the year ending December 31, 2018. The $21.3 million year-over-year increase was primarily the result of the receipt of a $15.9 million tax refund and a $5 million earn-out payment from the sale of 3Q received in 2019 as well as changes in working capital.

Investing Activities

Net cash used in investing activities was $2.6 million for the year ended December 31, 2019. This compared to cash used in investing activities of $0.1 million for the year ending December 31, 2018. The $2.5 million decrease was due to the sale of 3Q Digital in late February 2018 which was partially offset by the reduced capital expenditure in the year ended December 31, 2019.

Financing Activities

Net cash provided by financing activities was $3.1 million for the year ended December 31, 2019, compared to $22.7 million for the year ended December 31, 2018. The $19.6 million decrease was primarily due to the $14.2 million of net borrowing under the Company’s Texas Capital Credit Facility and the issuance of the Series A Preferred Stock in the first quarter of 2018. The above decrease of cash inflow was partially offset by $4.5 million of borrowings under the Company’s Texas Capital Credit Facility in the first quarter of 2019.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of December 31, 2019 and 2018 were $3.4 million and $2.6 million.

Credit Facility

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased our borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC, an entity affiliated with one of our largest equity holders and one of our directors. We pay HHS Guaranty, LLC an annual fee of 0.5% of collateral actually pledged to secure the facility, which for 2019 amounted to $0.5 million.

At December 31, 2019 and 2018, we had letters of credit in the amount of $2.8 million outstanding. No amounts were drawn against these letters of credit at December 31, 2019 and 2018. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability. We had no other off-balance sheet arrangements at December 31, 2019 and 2018.

As of December 31, 2019 and 2018, we had $18.7 million and $14.2 million of borrowings outstanding under the Texas Capital Facility. As of December 31, 2019, we had the ability to borrow an additional $1.6 million under the facility.

Contractual Obligations

Contractual obligations at December 31, 2019 are as follows:

In thousands	Total	2020	2021	2022	2023	2024	Thereafter
Debt	$18,700	$—	$18,700	$—	$—	$—	$—
Interest on debt (1)	1,791	$1,343	$448	—	—	—	—
Operating lease obligations	24,787	9,090	6,994	5,113	2,193	1,274	123
Finance lease obligations	1,044	431	238	189	151	35	—
Purchase obligations and others (2)	6,283	2,712	2,458	1,111	2	—	—
Other purchase obligations reflected on our balance sheet (3)	1,130	391	328	137	137	137	—
Unfunded pension plan benefit payments (4)	17,709	1,715	1,745	1,791	1,841	1,842	8,775
Total contractual cash obligations	$71,444	$15,682	$30,911	$8,341	$4,324	$3,288	$8,898

(1) Assumes $17.7 million and $8.4 million of average debt outstanding for the years ended December 31, 2020 and December 31, 2021 and that the interest rate was equal to our weighted average borrowing rate of 2019.

(2) Includes purchase obligations related to data center operations, licenses and telecommunication contracts cost that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date.

(3) Includes purchase obligation primarily related to license agreement recorded on our Consolidated Balance Sheet as of December 31, 2019.
(4) Includes unfunded pension obligations of non-qualified, supplemental Restoration Pension plan.

Dividends

We did not pay any dividends in either 2019 or 2018. We currently intend to retain any future earnings and do not expect to pay cash dividends on our common stock in the foreseeable future. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

Share Repurchase

During 2019 and 2018, we did not repurchase any shares of our common stock under our current stock repurchase program that was publicly announced in August 2014. Under our current program we are authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. At December 31, 2019, we had authorization of $11.4 million under this program. From 1997 through December 31, 2019, we repurchased 6.8 million shares for an aggregate of $1.2 billion.

Outlook

We consider such factors as total cash and cash equivalents, current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities, and financing activities when assessing our liquidity. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing, and financing requirements as they arise. We believe that there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of the Consolidated Financial Statements.

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

Our Significant Accounting policies are described in Note A, Overview and Significant Accounting Policies, in the Notes to Consolidated Financial Statement.

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

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. For additional information on the valuation allowance see Note I, Income Taxes, in the Notes to Consolidated Financial Statements.

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

Recent Accounting Pronouncements

See Note A, Overview and Significant Accounting Policies, in the Notes to Consolidated Financial Statements for a discussion of certain accounting standards that we have recently adopted and certain accounting standards that we have not yet been required to adopt and may be applicable to our future financial condition and results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risks related to interest rate variations and to foreign exchange rate variations. From time to time, we may utilize derivative financial instruments to manage our exposure to such risks.

The interest rate on the Texas Capital Credit Facility is variable based upon the prime rate or LIBOR and, therefore, is affected by changes in market interest rates. We estimate that a 100-basis point increase in market interest rates on the actual borrowings in 2019 would have an immaterial impact on our interest expense. At December 31, 2019, the company had $18.7 million of debt outstanding under the Texas Capital Credit Facility. The nature and amount of our borrowings can be expected to fluctuate as a result of business requirements, market conditions, and other factors. Due to our overall debt level and cash balance at December 31, 2019, anticipated cash flows from operations, and the various financial alternatives available to us, we do not believe that we currently have significant exposure to market risks associated with an adverse change in interest rates. At this time, we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound Sterling, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income in our Consolidated Statements of Comprehensive Income (Loss). Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Consolidated Statements of Comprehensive Income (Loss). Transactions such as these amounted to $1.0 million pre-tax currency transaction gain in 2019 and $0.5 million in pre-tax currency transaction loss in 2018. At this time, we are not party to any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

We do not enter into derivative instruments for any purpose. We do not speculate using derivative instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be presented under Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page 33 of this Form 10-K (Financial Statements).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure.
Our management, including our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2019. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, for our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes other than what is disclosed below in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future. It should also be noted that, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and controls may become inadequate because of changes in conditions or in the degree of compliance with the policies or procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed by, or under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.
Management evaluated, under the supervision of our CEO and CFO, the design and effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on this assessment, management concluded that internal control over financial reporting was effective.

Remediation of Prior Period Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 18, 2019, we identified two material weaknesses in our internal control over financial reporting. A material weakness, as defined in the Exchange Act Rule 12b-2, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the first two quarters of 2019, we engaged in the implementation of remedial measures designed to address these material weaknesses. In the third and fourth quarters of 2019, we completed the testing of the design and operating effectiveness of the new procedures and controls. As a result, our management concluded that, as of December 31, 2019, we had remediated the previously reported material weaknesses.
We implemented the following changes in our internal control over financial reporting during 2019 that contributed to remediating the previously disclosed material weaknesses described above:

•	We continued to act upon the enhancements to our internal controls that we implemented in 2018 as described in our Annual Report on Form 10-K for the year ended December 31, 2018;

•	We continued to improve our review procedures to address the completeness and accuracy of data used in our reviews as well as the precision of our reviews; and

•	We enhanced the procedures performed to obtain, generate and communicate relevant and accurate information used to support the function of internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 11.     EXECUTIVE COMPENSATION

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
15(a)(1)	Financial Statements

The financial statements filed as part of this report and referenced in Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page 32 of this Form 10-K (Financial Statements).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Harte Hanks, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Harte Hanks, Inc. (the Company) as of December 31, 2019, and the related consolidated statements of comprehensive loss (income), changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ Moody, Famiglietti & Andronico, LLP

We have served as the Company's auditor since 2019
Tewksbury, Massachusetts
March 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Harte Hanks, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Harte Hanks, Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of comprehensive income (loss), changes in stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note B to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2018 due to adoption of the new revenue standard. The Company adopted the new revenue standard using a modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Antonio, Texas
March 18, 2019
We began serving as the Company’s auditor in 2016. In 2019 we became the predecessor auditor.

Harte Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$28,104	$20,882
Restricted cash	6,018	—
Accounts receivable (less allowance for doubtful accounts of $666 at December 31, 2019 and $430 at December 31, 2018)	38,972	54,240
Contract assets	805	2,362
Inventory	354	448
Prepaid expenses	3,300	4,088
Prepaid income tax and income tax receivable	78	20,436
Other current assets	1,670	2,536
Total current assets	79,301	104,992
Property, plant and equipment
Buildings and improvements	13,788	15,737
Equipment and furniture	71,457	80,230
Software	47,609	50,531
Software development and equipment installations in progress	12	653
Gross property, plant and equipment	132,866	147,151
Less accumulated depreciation and amortization	(124,543)	(133,559)
Net property, plant and equipment	8,323	13,592
Right-of-use assets	18,817	—
Other assets	3,761	6,591
Total assets	$110,202	$125,175

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	16,917	31,052
Accrued payroll and related expenses	4,215	6,783
Deferred revenue and customer advances	4,397	6,034
Customer postage and program deposits	9,767	6,729
Other current liabilities	2,619	3,564
Short-term lease liabilities	7,616	—
Total current liabilities	45,531	54,162
Long-term debt	18,700	14,200
Pensions	70,000	62,214
Deferred tax liability, net	244	—
Long-term lease liabilities	13,078	—
Other long-term liabilities	2,609	4,060
Total liabilities	150,162	134,636

Preferred stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized,12,121,484 and 12,115,055 shares issued, 6,302,936 and 6,260,075 shares outstanding at December 31, 2019 and December 31, 2018, respectively	12,121	12,115
Additional paid-in capital	447,022	453,868
Retained earnings	797,817	812,704
Less treasury stock, 5,818,548 shares at cost at December 31, 2019 and 5,854,980 shares at cost at December 31, 2018	(1,243,509)	(1,251,388)
Accumulated other comprehensive loss	(63,134)	(46,483)
Total stockholders’ deficit	(49,683)	(19,184)

Total liabilities, preferred stock and stockholders’ deficit	$110,202	$125,175
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
In thousands, except per share amounts	2019	2018
Revenues	$217,577	$284,628
Operating expenses
Labor	121,853	163,857
Production and distribution	75,900	100,253
Advertising, selling, general and administrative	24,292	34,212
Restructuring expense	11,799	—
Impairment of assets	—	4,888
Depreciation, software and intangible asset amortization	5,339	7,452
Total operating expenses	239,183	310,662
Operating loss	(21,606)	(26,034)
Other expense and (income)
Interest expense, net	1,262	1,551
Gain on sale from 3Q Digital	(5,471)	(30,954)
Other, net	7,114	3,931
Total other expense and (income)	2,905	(25,472)
Loss before income taxes	(24,511)	(562)
Income tax expense (benefit)	1,753	(18,112)
Net (loss) income	$(26,264)	$17,550
Less: Earnings attributable to participating securities	—	2,202
Less: Preferred stock dividends	496	457
(Loss) income attributable to common stockholders	$(26,760)	$14,891

(Loss) earnings per common share
Basic	$(4.26)	$2.39
Diluted	$(4.26)	$2.38

Weighted-average shares used to compute (loss) earnings per share attributable to common shares
Basic	6,284	6,237
Diluted	6,284	6,270

Comprehensive (loss) income, net of tax
Net income (loss)	$(26,264)	$17,550

Adjustment to pension liability	$(5,948)	$(1,166)
Foreign currency translation adjustments	652	(1,014)
Adoption of ASU 2018-02	(11,355)	—
Total other comprehensive loss, net of tax	(16,651)	(2,180)

Comprehensive (loss) income	$(42,915)	$15,370
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Deficit

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	$—	$12,075	$457,186	$794,583	$(1,254,176)	$(44,303)	$(34,635)
Cumulative effect of accounting change	—	—	—	571	—	—	571
Preferred stock issued	9,723
Exercise of stock options and release of unvested shares	—	78	(159)	—	(34)	—	(115)
Rounding from reverse stock split		(38)	38	—	—	—	—
Stock-based compensation	—	—	(438)	—	—	—	(438)
Treasury stock issued	—	—	(2,759)	—	2,822	—	63
Net income	—	—	—	17,550	—	—	17,550
Other comprehensive loss	—	—	—	—	—	(2,180)	(2,180)
Balance at December 31, 2018	$9,723	$12,115	$453,868	$812,704	$(1,251,388)	$(46,483)	$(19,184)
Effect of change in accounting principle				11,377		(11,355)	22
Exercise of stock options and release of unvested shares	—	6	(12)	—	—	—	(6)
Stock-based compensation	—	—	1,030	—	—	—	1,030
Treasury stock issued	—	—	(7,864)	—	7,879	—	15
Net loss	—	—	—	(26,264)	—	—	(26,264)
Other comprehensive loss	—	—	—	—	—	(5,296)	(5,296)
Balance at December 31, 2019	$9,723	$12,121	$447,022	$797,817	$(1,243,509)	$(63,134)	$(49,683)
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2019	2018
Cash Flows from Operating Activities
Net (loss) income	$(26,264)	$17,550
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and software amortization	5,341	7,339
Intangible asset amortization	—	113
Restructuring	5,742	—
Impairment of assets	—	4,888
Stock-based compensation	1,074	(581)
Net pension cost	1,838	1,712
Interest accretion on contingent consideration	—	742
Deferred income taxes	996	(1,645)
Gain on sale from 3Q Digital	—	(32,760)
Other, net	—	(207)
Changes in assets and liabilities, net of dispositions:
Decrease in accounts receivable, net and contract assets	16,825	7,468
Decrease in inventory	94	139
Decrease (Increase) in prepaid expenses, income tax receivable and other current assets	20,439	(16,930)
(Decrease) increase in accounts payable	(13,750)	9,248
Decrease in other accrued expenses and liabilities	(238)	(6,257)
Net cash provided by (used in) operating activities	12,097	(9,181)

Cash Flows from Investing Activities
Dispositions, net of cash transferred	—	3,929
Purchases of property, plant and equipment	(2,895)	(4,206)
Proceeds from the sale of property, plant and equipment	300	225
Net cash used in investing activities	(2,595)	(52)

Cash Flows from Financing Activities
Borrowings	4,500	23,200
Repayment of borrowings	—	(9,000)
Debt financing costs	(616)	(591)
Issuance of common stock	(6)	(115)
Issuance of preferred stock, net of transaction fees	—	9,723
Payment of finance leases	(807)	(548)
Issuance of treasury stock	15	63
Net cash provided by financing activities	3,086	22,732

Effect of exchange rate changes on cash and cash equivalents	652	(1,014)
Effect of exchange rate changes on restricted cash	—	—
Net increase in cash and cash equivalents and restricted cash	13,240	12,485
Cash and cash equivalents and restricted cash at beginning of year	20,882	8,397
Cash and cash equivalents and restricted cash at end of year	$34,122	$20,882

Supplemental disclosures
Cash paid for interest	$875	$199
Cash received for income taxes, net of refunds	$19,405	$119
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable and accrued expense	$800	$1,108
New finance lease obligations	$—	$372
See Accompanying Notes to Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note A — Overview and significant Accounting Policies

Background

Harte Hanks, Inc. (“Harte Hanks,” “Company,” “we,” “our,” or “us”) is a purveyor of data-driven, omni-channel marketing and customer relationship solutions and logistics. The Company has robust capabilities that offer clients the strategic guidance they need across the customer data landscape as well as the executional know-how in database build and management, data analytics, digital media, direct mail, customer contact, client fulfillment and marketing and product logistics. Harte Hanks solves marketing, commerce and logistical challenges for some of the world’s leading brands in North America, Asia-Pacific and Europe.

The Company operates as one reportable segment. Our Chief Executive Officer is considered to be our chief operating decision maker. He reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Securities Purchase Agreement

On January 23, 2018, we entered into a Securities Purchase Agreement with Wipro, pursuant to which on January 30, 2018, we issued 9,926 shares of Series A Convertible Preferred Stock, par value $1 per share (“Series A Preferred Stock”), for aggregate consideration of $9.9 million. Dividends on the Series A Preferred Stock accrue at a rate of 5.0% per year or the rate that cash dividends were paid in respect to shares of Common Stock if such rate is greater than 5.0%. The Preferred Stock issued under the Securities Purchase Agreement are convertible into 1,001,614 shares of our Common Stock. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designation), and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to Common Stock.

Along with customary protective provisions, Wipro has designated an observer to the Board of Directors. We used the proceeds from the issuance for general corporate purposes including working capital purposes.

See Note E, Convertible Preferred Stock, for further information.

Reverse Stock Split

On January 31, 2018, we executed a 1-for-10 reverse stock split (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, every 10 pre-split shares were exchanged for one post-split share of the Company’s Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. In addition, our authorized Common Stock was reduced from 250 million to 25 million shares. The number of authorized shares of preferred stock remains unchanged at one million shares.

Geographic Concentrations

Depending on the needs of our clients, our services are provided through an integrated approach through twenty-one facilities worldwide, of which four are located outside of the U.S.

Information about the operations in different geographic areas:

	Year Ended December 31,
In thousands	2019	2018
Revenue (1)
United States	$182,034	$243,298
Other countries	35,543	41,330
Total revenue	$217,577	$284,628

	December 31,
In thousands	2019	2018
Property, plant and equipment (2)
United States	$6,836	$11,647
Other countries	1,102	1,945
Total property, plant and equipment	$8,323	$13,592

(1)	Geographic revenues are based on the location of the service being performed.

(2)	Property, plant and equipment are based on physical location.

Related Party Transactions

Since 2016, we have conducted (and we continue to conduct) business with Wipro, whereby Wipro provides us with a variety of technology-related services, including database and software development, database support and analytics, IT infrastructure support, and digital campaign management. Additionally, we provide Wipro with agency and consulting services.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro’s option into 1,001,614 shares, or 16% of our Common Stock as of January 30, 2018), for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

Consolidation

The accompanying audited consolidated financial statements include the accounts of Harte Hanks, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As used in this report, the terms “Harte Hanks,” “the Company,” “we,” “us,” or “our” may refer to Harte Hanks, Inc., one or more of its consolidated subsidiaries, or all of them taken as a whole, as the context may require.

 Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes could differ from those estimates and assumptions. Such estimates include, but are not limited to, estimates related to lease accounting; pension accounting; fair value for purposes of assessing long-lived assets for impairment; income taxes; stock-based compensation and contingencies. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.

Operating Expense Presentation in Consolidated Statements of Comprehensive (Loss) Income

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

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels:

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents and restricted cash, accounts receivable, and trade payables, and long-term debt. The fair value of the assets in our funded pension plan is disclosed in Note H, Employee Benefit Plans.

Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less at the time of purchase are considered to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

In our normal business operation, we receive cash from our customers for certain customer program service funding. As these programs impose legal restrictions on the commingling of funds, we present this cash as restricted cash.

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

	Year Ended December 31,
In thousands	2019	2018
Balance at beginning of year	$430	$697
Net charges to expense	351	131
Amounts recovered against the allowance	(115)	(398)
Balance at end of year	$666	$430

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

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We recorded a $4.7 million and $4.9 million impairment of long-lived assets in 2019 and 2018, respectively. 2019 impairment charges are included in the restructuring expense in our Consolidated Statements of Comprehensive (Loss) income.

For 2018, capital lease assets are included in property, plant and equipment. Capital lease assets consisted of:

In thousands	December 31, 2018
Equipment and furniture	$2,658
Less accumulated depreciation	(920)
Net book value	$1,738

Leases

We determine if an arrangement is a lease at its inception. Operating and finance leases are included in the lease right-of-use (“ROU”) assets and the current portion and long-term portion of lease obligations on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease, which are included in the lease ROU asset when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain real estate leases, we account for the lease and non-lease components as a single lease component. See Note B, Recent Accounting Pronouncements - Recently adopted accounting pronouncements.

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

Stock-Based Compensation

All share-based awards are recognized as operating expense in the “Labor” line of the Consolidated Statements of Comprehensive (Loss) income. Calculated expense is based on the fair values of the awards on the date of grant and is recognized over the requisite service period or performance period of the awards.

Reserve for Healthcare, Workers’ Compensation, Automobile, and General Liability

We are self-insured for the majority of our healthcare insurance. We pay actual medical claims up to a stop loss limit of $0.3 million. In the fourth quarter of 2016, we moved to a guaranteed cost program for our workers’ compensation and automobile programs. Our deductible for general liability is $0.3 million.

The reserve is estimated using current claims activity, historical experience, and claims incurred but not reported. We use loss development factors that consider both industry norms and company specific information. Our liability is recorded at the estimate of the ultimate cost of claims at the balance sheet date. At December 31, 2019 and 2018, our reserve for healthcare, workers’ compensation, net, automobile, and general liability was $2.1 million and $2.7 million, respectively. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive (Loss) Income.  Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income (Loss).

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

Note B - Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard will be effective for us in the fiscal year 2021, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.
In April 2019, the FASB issued guidance to amend or clarify certain areas within three previously issued standards related to financial instruments which includes clarification for fair value using the measurement alternative, measuring credit losses and accounting for derivatives and hedging. The amendments in this guidance are largely effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We have not elected early adoption and do not anticipate that this guidance will have a material impact on our consolidated financial statements.

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

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting, which supersedes ASC 505-50, Accounting for Distributions to Shareholders with Components of Stock and Cash, and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to non-employee share-based payment arrangements. The ASU is effective for annual periods beginning after December 15, 2018, and the interim periods within those fiscal years with early adoption permitted after the entity has adopted ASC 606. This standard was adopted as of January 1, 2019 and did not have a material impact on our consolidated financial statements and related disclosures.

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

The standard had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated statements of comprehensive (loss) income or cash flows from operations. The cumulative effect of the changes on our retained earnings was $22 thousand associated with capital gain. The most significant impact was the recognition of right-of-use (ROU) assets and lease liabilities for operating leases. Our accounting for finance leases remained substantially unchanged. See Note D, Leases for further discussion.

Restricted Cash

In the first quarter of 2019. the Company adopted ASU 2016-18, Statement of Cash flows (Topic 230): Restricted Cash, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows and requires additional disclosures about restricted cash balances.

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

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At December 31, 2019 and December 31, 2018, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by vertical market and key revenue stream. The following table summarizes revenue from contracts with customers for the twelve months ended December 31, 2019 and 2018 by our key vertical markets:

In thousands	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
B2B	$48,029	$64,026
Consumer Brands	46,874	58,382
Financial Services	45,978	53,919
Healthcare	21,862	19,931
Retail	41,505	66,545
Transportation	13,329	21,825
Total Revenues	$217,577	$284,628

The nature of the services offered by each key revenue stream are different. The following tables summarize revenue from contracts with customers for the years ended December 31, 2019 and 2018 by our four major revenue streams and the pattern of revenue recognition:

	For the Year Ended December 31, 2019
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$24,306	$827	$25,133
Contact Centers	61,784	—	61,784
Database Marketing Solutions	22,414	3,277	25,691
Direct Mail, Logistics, and Fulfillment	88,839	16,130	104,969
Total Revenues	$197,343	$20,234	$217,577

	For the Year Ended December 31, 2018
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$34,621	$1,138	$35,759
Contact Centers	78,298	—	78,298
Database Marketing Solutions	31,684	3,526	35,210
Direct Mail, Logistics, and Fulfillment	128,372	6,989	135,361
Total Revenues	$272,975	$11,653	$284,628

Our contracts with customers may consist of multiple performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine SSP based on the price at which the performance obligation is sold separately.

Although uncommon, if the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Further discussion of other performance obligations in each of our major revenue streams follows:
Agency & Digital Services

Our agency services are full-service, customer engagement agencies specializing in direct and digital communications for both consumer and business-to-business markets. Our digital solutions integrate online services within the marketing mix and include search engine management, display, digital analytics, website development and design, digital strategy, social media, email, e-commerce, and interactive relationship management. Our contracts may include a promise to purchase media or acquire search engine marketing solutions on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize the net consideration as revenue.

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

These performance obligations, including services rendered to build a custom database, database hosting services, professional services, customer or target marketing lists and data processing services, may be satisfied over time or at a point in time. We provide software as a service (“SaaS”) solutions to host data for customers and have concluded that they are stand-ready obligations to be recognized over time on a monthly basis. Our promise to provide certain data related services meets the over-time recognition criteria because our services do not create an asset with an alternative use, and we have an enforceable right to payment. For performance obligations recognized over time, we choose either the input (i.e. labor hour) or output method (i.e. number of customer records) to measure the progress toward completion depending on the nature of the services provided. Some of our other data-related services do not meet the over-time criteria and are therefore, recognized at a point-in-time, typically upon the delivery of a specific deliverable.
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
Upfront Non-Refundable Fees
We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts). The balance of upfront non-refundable fees collected from customers was immaterial as of December 31, 2019 and 2018.
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. After considering the above exemptions, the transaction prices allocated to unsatisfied or partially satisfied performance obligations as of December 31, 2019 totaled $0.1 million, which is expected to be recognized in 2020.
Contract Balances
We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of December 31, 2019 and 2018:

In thousands	December 31, 2019	December 31, 2018
Contract assets	$805	$2,362
Deferred revenue and customer advances	4,397	6,034
Deferred revenue included in other long-term liabilities	886	578

Revenue recognized during the year ended December 31, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $4.3 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain and fulfill a contract. The remaining unamortized contract costs were $1.9 million and $3.8 million as of December 31, 2019 and 2018. For the years presented, $0.1 million impairment was recognized in Q4 2018.

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

As of December 31, 2019, assets recorded under finance and operating leases were approximately $1.1 million and $17.7 million respectively, and accumulated amortization associated with finance leases was $0.4 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of December 31, 2019
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$17,679	$1,138	$18,817

Liabilities
Short-term lease liabilities	7,226	390	7,616
Long-term lease liabilities	12,514	564	13,078
Total Lease Liabilities	$19,740	$954	$20,694
For the year ended December 31, 2019, the components of lease expense were as follows:

In thousands	Year Ended December 31, 2019
Operating lease cost	$9,251

Finance lease cost
Amortization of right-of-use assets	298
Interest on lease liabilities	70
Total Finance lease cost	368
Variable lease cost	2,797
Total lease cost	$12,416

Other information related to leases was as follows:

In thousands	Year Ended December 31, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,986
Operating cash flows from finance leases	66
Financing cash flows from finance leases	461

Weighted Average Remaining Lease term

Operating leases	3.29
Finance leases	3.15

Weighted Average Discount Rate
Operating leases	4.71%
Finance leases	6.81%

The maturities of the Company’s finance and operating lease liabilities as of December 31, 2019 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
2020	$7,934	$431
2021	5,838	238
2022	3,957	189
2023	2,193	151
2024	1,274	35
2025	123	—
Total future minimum lease payments	21,319	1,044
Less: Imputed interest	1,579	90
Total lease liabilities	$19,740	$954

As previously disclosed in our 2018 10-K and under the previous lease accounting standard, ASC 840, Leases, the total commitment for non-cancelable operating and finance leases was $35.0 million and $1.4 million as of December 31, 2018:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
2019	$9,645	$748
2020	8,815	307
2021	7,425	131
2022	5,456	133
2023	2,349	104
Thereafter	1,328	—
Total future minimum lease payments	$35,018	$1,423

As of December 31, 2019, we have one additional operating lease that has not yet commenced.

Note E - Convertible Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 1.0 million shares of preferred stock (“Preferred Stock”). On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro, LLC (as further described in Note A above under the heading “Securities Purchase Agreement”) at an issue price of $1.00 per share, for gross proceeds of $9.9 million pursuant to a Certificate of Designation filed with the State of Delaware on January 29, 2018. We incurred $0.2 million of transaction fees in connection with the issuance of the Series A Preferred Stock which are netted against the gross proceeds of $9.9 million on our Consolidated Financial Statements.

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

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction, shares of Series A Preferred Stock which have not been otherwise converted to Common Stock, shall be entitled to receive dividends that accrue at a rate of (i) 5% each year, or (ii) the rate that cash dividends were paid in respect of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5.0%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designation), and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to Common Stock. As of December 31, 2019, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $1.0 million or $96.0 per share of Series A Preferred Stock.

Conversion

At the option of the holders of Series A Preferred Stock, shares of Series A Preferred Stock may be converted into Common Stock at a rate of 100.91 shares of Common Stock for one share of Series A Preferred Stock, subject to certain future adjustments.

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Consolidated Balance Sheet as of December 31, 2019.

Note F — Long-Term Debt

As of December 31, 2019 and 2018, we had $18.7 million and $14.2 million of borrowing outstanding under the Texas Capital Facility (as defined herein). As of December 31, 2019, we had the ability to borrow an additional $1.6 million under the facility,

Credit Facilities

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A., that provides a $20 million revolving credit facility (the “Texas Capital Credit Facility”) and letters of credit issued by Texas Capital Bank up to $5 million. The Texas Capital Credit Facility is being used for general corporate purposes. The Texas Capital Credit Facility is secured by substantially all of the Company’s assets and its domestic subsidiaries. The Texas Capital Credit Facility is guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).

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

At December 31, 2019, we had letters of credit outstanding in the amount of $2.8 million. No amounts were drawn against these letters of credit at December 31, 2019. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

Cash payments for interest were $0.9 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

Note G — Stock-Based Compensation

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive (Loss) Income. For the years ended December 31, 2019 and 2018, we recorded total stock-based compensation expense (income) from operations of $1.1 million and $(0.6) million, respectively.

We granted equity awards to our Chief Executive Officer, Chief Financial Officer and Chief Operations Officer in 2019 and 2018, as a material inducement for acceptance of such positions. These option, restricted stock, and performance unit awards were not submitted for stockholder approval and were separately listed with the NYSE.

In May 2013, our stockholders approved the 2013 Omnibus Incentive Plan (“2013 Plan”), pursuant to which we may issue up to 500,000 shares of stock-based awards to directors, employees, and consultants, as adjusted for the reverse stock split. The 2013 Plan replaced the stockholder-approved 2005 Omnibus Incentive Plan (“2005 Plan”), pursuant to which we issued equity securities to directors, officers, and key employees. No additional stock-based awards will be granted under the 2005 Plan, but awards previously granted under the 2005 Plan will remain outstanding in accordance with their respective terms. In August 2018, we filed S-8 to increase the total registered shares under 2013 Plan to 553,673 shares. As of December 31, 2019 and 2018, there were 18.1 thousand and 0.2 million shares available for grant under the 2013 Plan.

Stock Options

Options granted under the 2013 Plan or as inducement awards have an exercise price equal to the market value of the common stock on the grant date. These options become exercisable in 25% increments on the first four anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. Options to purchase 70 thousand shares granted under 2013 Plan awards were outstanding at December 31, 2019, with exercise prices ranging from $1.57 to $119.00 per share. There is no option outstanding to purchase inducement awards at December 31, 2019.

Options under the 2005 Plan were granted at exercise prices equal to the market value of the common stock on the grant date. All such awards have met their respective vesting dates. Options to purchase 56 thousand shares were outstanding under the 2005 Plan as of December 31, 2019, with exercise prices ranging from $9.70 to $123.10 per share.

Options granted to officers after April 2015 vest in full upon a change in control if such options are not assumed or replaced by a publicly traded successor with an equivalent award (as defined in such officers’ change in control severance agreements). Additionally, 25% of the inducement options granted to the former Chief Executive Officer will vest (if not previously vested) in the event her employment is terminated without cause, or if she terminates her employment for good reason (as such terms are defined in her employment agreement). However, following the August 2018 resignation of our former CEO, her unvested stock option was forfeited according to her separation agreement with the Company and resulted in $0.1 million credit to stock compensation expense.

The following summarizes all stock option activity during the years ended December 31, 2019 and 2018:

In thousands	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at December 31, 2017	308,967	$60.80

Granted in 2018	14,821	7.40
Exercised in 2018	—	—		—
Unvested options forfeited in 2018	(61,286)	37.13
Vested options expired in 2018	(91,133)	68.28
Options outstanding at December 31, 2018	171,369	$60.66

Granted in 2019	31,906	1.57
Exercised in 2019	—	—		—
Unvested options forfeited in 2019	(25,392)	10.00
Vested options expired in 2019	(51,187)	59.84
Options outstanding at December 31, 2019	126,696	$57.48	5.21	—

Vested and expected to vest at December 31, 2019	126,696	$57.48	5.21	—

Exercisable at December 31, 2019	83,674	$85.45	3.08	—

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2019. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2019 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2019:

Range of Exercise Prices			Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$1.57	-	7.40	46,727	$3.42	9.32	3,705	$7.40
$9.70	-	72.50	4,000	72.50	2.72	4,000	72.50
$76.80	-	119.00	73,569	88.86	2.87	73,569	88.86
$123.10	-	123.10	2,400	123.10	1.10	2,400	123.10
			126,696	$57.48	5.21	83,674	$85.45

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model based on the following weighted-average assumptions used for grants during 2019 and 2018:

	Year Ended December 31,
	2019	2018
Expected term (in years)	5.50	5.23
Expected stock price volatility	40.53%	55.07%
Risk-free interest rate	1.86%	2.96%

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

The weighted-average fair value of options granted during 2019 and 2018 was $1.67 and $3.55, respectively. As of December 31, 2019, there was $0.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.74 years.

Cash Stock Appreciation Rights

In 2016 and 2017, the Board approved grants of cash settling stock appreciation rights under the 2013 Plan. Cash stock appreciation rights vest in 25% increments on the first four anniversaries of the date of grant and expire after 10 years. Cash stock appreciation rights settle solely in cash and are treated as a liability.

The following summarizes all cash stock appreciation rights during the year ended December 31, 2019:

	Number of Units	Weighted- Average Grant Price	Weighted-Average Remaining Contractual Term (Years)
Cash stock appreciation rights outstanding at December 31, 2017	86,618	$9.70	9.48

Granted in 2018	—	—
Exercised in 2018	—	—
Expired in 2018	(11,090)	9.70
Forfeited in 2018	(62,852)	9.70
Cash stock appreciation rights outstanding at December 31, 2018	12,676	$9.70	8.48

Granted in 2019	—	—
Exercised in 2019	—	—
Expired in 2018	—	—
Forfeited in 2019	—	—
Cash stock appreciation rights outstanding at December 31, 2019	12,676	$9.70	7.48

Vested balance at December 31, 2019	6,338	$9.70	7.48

The fair value of each cash stock appreciation right is estimated on the date of grant using the Black-Scholes Option-Pricing Model and is revalued at the end of each period. Changes in fair value are recorded to the income statement as changes to expense. As of December 31, 2019, there was no unrecognized compensation cost related to unvested cash stock appreciation right grants.

Restricted Stock Units

Restricted stock units granted as inducement awards or under the 2013 Plan vest in three equal increments on the first three anniversaries of their date of grant. Restricted stock units settle in treasury stock and are treated as equity. Outstanding restricted stock units granted to officers as inducement awards or under the 2013 Plan vest in full (to the extent not previously vested) upon a change in control if such unvested shares are not assumed or replaced by a publicly-traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

The following summarizes all restricted stock units’ activity during 2019 and 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares outstanding at December 31, 2017	201,222	$15.23

Granted in 2018	72,549	9.51
Vested in 2018	(56,219)	19.28
Forfeited in 2018	(110,137)	14.54
Unvested shares outstanding at December 31, 2018	107,415	$9.98

Granted in 2019	383,569	3.26
Vested in 2019	(39,858)	9.65
Forfeited in 2019	(22,835)	10.07
Unvested shares outstanding at December 31, 2019	428,291	$3.99

The fair value of each restricted stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant. As of December 31, 2019, there was $1.1 million of total unrecognized compensation cost related to restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 1.69 years.

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

The following summarizes all phantom stock unit activity during 2019 and 2018:

	Number of Units	Weighted- Average Grant Date Fair Value
Phantom stock units outstanding at December 31, 2017	82,037	$15.92

Granted in 2018	—	—
Vested in 2018	(19,992)	17.85
Forfeited in 2018	(29,234)	16.32
Phantom stock units outstanding at December 31, 2018	32,811	$14.39

Granted in 2019	—	—
Vested in 2019	(11,449)	16.01
Forfeited in 2019	(6,542)	13.49
Phantom stock units outstanding at December 31, 2019	14,820	$13.55

The fair value of each phantom stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period. As of December 31, 2019, there was $48 thousand of total unrecognized compensation cost related to phantom stock units. This cost is expected to be recognized over a weighted average period of approximately 1.30 years.

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

The following summarizes all performance stock unit activity during 2019 and 2018:

	Number of Units	Weighted- Average Grant-Date Fair Value
Performance stock units outstanding at December 31, 2017	163,060	$15.59

Granted in 2018	11,904	8.40
Settled in 2018	—	—
Forfeited in 2018	(136,435)	16.40
Performance stock units outstanding at December 31, 2018	38,529	$10.50

Granted in 2019	417,035	2.67
Settled in 2019	—	—
Forfeited in 2019	(247,635)	3.36
Performance stock units outstanding at December 31, 2019	207,929	$3.27

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2019, there was $0.5 million of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 6.60 years.

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

The following summarizes all performance stock unit activity during 2019 and 2018:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Cash performance stock units outstanding at December 31, 2017	150,506	$14.63

Granted in 2018	—	—
Settled in 2018	—	—
Forfeited in 2018	(146,728)	14.32
Cash performance stock units outstanding at December 31, 2018	3,778	$26.90

Granted in 2019	—	—
Settled in 2019	—	—
Forfeited in 2019	(3,778)	26.90
Cash performance stock units outstanding at December 31, 2019	—	$—

The fair value of each cash performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2019, there was no unrecognized compensation cost related to cash performance stock units.

Note H — Employee Benefit Plans

Prior to January 1, 1999, we provided a defined benefit pension plan for which most of our employees were eligible to participate (the “Qualified Pension Plan”). In conjunction with significant enhancements to our 401(k) plan, we elected to freeze benefits under the Qualified Pension Plan as of December 31, 1998.

In 1994, we adopted a non-qualified, unfunded, supplemental pension plan (the “Restoration Pension Plan”) covering certain employees, which provides for incremental pension payments so that total pension payments equal those amounts that would have been payable from the principal pension plan were it not for limitations imposed by income tax regulation. The benefits under the Restoration Pension Plan were intended to provide benefits equivalent to our Qualified Pension Plan as if such plan had not been frozen. We elected to freeze benefits under the Restoration Pension Plan as of April 1, 2014.

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

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$171,761	$187,036
Interest cost	7,254	6,740
Actuarial (gain) loss	21,174	(12,021)
Benefits paid	(10,382)	(9,994)
Benefit obligation at end of year	$189,807	$171,761

Change in plan assets
Fair value of plan assets at beginning of year	107,862	126,013
Actual return on plan assets	16,742	(9,847)
Contributions	3,870	1,690
Benefits paid	(10,382)	(9,994)
Fair value of plan assets at end of year	$118,092	$107,862

Funded status at end of year	$(71,715)	$(63,899)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2019	2018
Other current liabilities	$1,715	$1,685
Pensions	70,000	62,214
Total	$71,715	$63,899

The following amounts have been recognized in accumulated other comprehensive loss, net of tax, at December 31:

In thousands	2019	2018
Net loss	$63,887	$46,584

Based on current estimates, we will be required to make $6.4 million contributions to our Qualified Pension Plan in 2020.

We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2020 other than to the extent needed to cover benefit payments. We expect benefit payments under this supplemental pension plan to total approximately $1.7 million in 2020.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

In thousands	2019	2018
Projected benefit obligation	$189,807	$171,761
Accumulated benefit obligation	$189,807	$171,761
Fair value of plan assets	$118,092	$107,862

The Restoration Pension Plan had an accumulated benefit obligation of $27.6 million and $25.3 million at December 31, 2019 and 2018, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for both plans:

	Year Ended December 31,
In thousands	2019	2018
Net Periodic Benefit Cost (Pre-Tax)
Service cost	$—	$—
Interest cost	$7,254	$6,740
Expected return on plan assets	(4,446)	(6,094)
Recognized actuarial loss	2,930	2,754
Net periodic benefit cost	5,738	3,400

Amounts Recognized in Other Comprehensive (Loss) income (Pre-Tax)
Net loss	5,948	1,166

Net cost recognized in net periodic benefit cost and other comprehensive (Loss) income	$11,686	$4,566

The components of net periodic benefit costs other than the service cost component are included in Other, net in our Consolidated Statement of Comprehensive (Loss) income. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2020 is $3.6 million. The period over which the net loss from the Qualified Pension Plan is amortized into net periodic benefit cost was the average future lifetime of all participants (approximately 19.7 years). The Qualified Pension Plan is frozen and almost all of the plan’s participants are not active employees.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2019	2018
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.35%	3.67%
Expected return on plan assets	4.25%	5.00%

	December 31,
	2019	2018
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.20%	4.35%

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

The funded pension plan assets as of December 31, 2019 and 2018, by asset category, are as follows:

In thousands	2019	%	2018	%
Equity securities	$68,563	58%	$71,384	66%
Debt securities	43,622	37%	22,134	21%
Other	5,907	5%	14,344	13%
Total plan assets	$118,092	100%	$107,862	100%

The fair values presented have been prepared using values and information available as of December 31, 2019 and 2018.

The following tables present the fair value measurements of the assets in our funded pension plan:

In thousands	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$68,563	$68,563	$—	$—
Debt securities	43,622	39,380	4,242	—
Total investments, excluding investments valued at NAV	112,185	107,943	4,242	—
Investments valued at NAV (1)	5,907	—	—	—
Total plan assets	$118,092	$107,943	$4,242	$—

In thousands	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$71,384	$71,384	$—	$—
Debt securities	22,134	22,134	—	—
Total investments, excluding investments valued at NAV	93,518	93,518	—	—
Investments valued at NAV (1)	14,344	—	—	—
Total plan assets	$107,862	$93,518	$—	$—
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

The investment policy’s goals and objectives are to meet or exceed the representative indices over a full market cycle (3-5 years). The policy establishes the following investment mix, which is intended to subject the principal to an acceptable level of volatility while still meeting the desired return objectives:

	Target	Acceptable Range			Benchmark Index
Equities	65.0%	50%	-	70%
U.S. Large Cap	30.0%	20%	-	40%	S&P 500 TR
U.S. Mid Cap	10.0%	0%	-	15%	Russell Mid Cap Index TR
U.S. Small Cap	5.0%	0%	-	10%	Russell 2000 TR
International - Developed	15.0%	0%	-	25%	MSCI World ex US Net
Emerging Markets	5.0%	0%		8%	MSCI EMF TR Net EmrgMrkts
Fixed Income	35.0%	1%	-	40%	BBG BARC US Aggregate Bond Index
Investment Grade	35.0%	1%	-	40%
International Developed Bonds	0%	0%		5%
High Yield	0%	0%		5%

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

The expected future benefit payments for both pension plans over the next ten years as of December 31, 2019 are as follows:

In thousands
2020	$10,414
2021	10,628
2022	10,967
2023	11,245
2024	11,378
2025-2029	57,995
Total	$112,627

We also sponsored a 401(k) - retirement plan in which we matched a portion of employees’ voluntary before-tax contributions prior to 2018. Under this plan, both employee and matching contributions vest immediately. We stopped this 401(k) match program in 2018. Total 401(k) expense for these matching payments recognized was $0.0 million and $0.4 million for years ending December 31, 2019 and 2018.

Note I — Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2019	2018
Current
Federal	$216	$(18,194)
State and local	504	314
Foreign	37	1,413
Total current	$757	$(16,467)

Deferred
Federal	$623	$(470)
State and local	(96)	(181)
Foreign	469	(994)
Total deferred	$996	$(1,645)

Total income tax expense (benefit)	$1,753	$(18,112)

The U.S. and foreign components of loss before income taxes were as follows:

	Year Ended December 31,
In thousands	2019	2018
United States	$(29,003)	$(4,873)
Foreign	4,492	4,311
Total loss from operations before income taxes	$(24,511)	$(562)

The differences between total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to (loss) income before income taxes were as follows:

	Year Ended December 31,
In thousands	2019	2018
Computed expected income tax benefit	$(5,147)	$(118)
Basis difference on sale of 3Q Digital	—	(11,937)
Net effect of state income taxes	(509)	(388)
Foreign subsidiary dividend inclusions	1,083	2,781
Foreign tax rate differential	(268)	189
Change in valuation allowance	6,085	3,383
Loss from deemed liquidation of foreign subsidiary	—	(4,242)
Rate Benefit from Carryback of Capital Loss	—	(6,452)
Stock-based compensation shortfalls	238	437
Return to Provision	216	(1,835)
Other, net	55	70
Income tax expense (benefit) for the period	$1,753	$(18,112)

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2019	2018
(Loss) Income from operations	$1,753	$(18,112)
Stockholders’ equity	—	—
Total	$1,753	$(18,112)

The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. We applied the guidance in the SAB 118 when accounting for the enactment-date effects of the Tax Reform Act in 2017 and throughout 2018. At December 31, 2018, we completed our accounting for all the enactment-date income tax effects of the Tax Reform Act. We did not record any adjustments to our provisional amounts in the year ended December 31, 2018.

The Tax Reform Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A Topic 740, No. 5 “Accounting for Global Intangible Low-Taxed Income”, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We elected to account for GILTI as a current period expense when incurred.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Year Ended December 31,
In thousands	2019	2018
Deferred tax assets
Deferred compensation and retirement plan	$18,067	$16,179
Accrued expenses not deductible until paid	2,331	1,584
Lease liability	4,217	—
Employee stock-based compensation	736	780
Accrued payroll not deductible until paid	196	428
Accounts receivable, net	156	100
Investment in foreign subsidiaries, outside basis difference	1,336	1,322
Goodwill	649	710
Other, net	156	142
Foreign net operating loss carryforwards	2,364	3,042
State net operating loss carryforwards	4,387	3,776
Foreign tax credit carryforwards	3,653	3,653
Federal net operating loss carryforwards	5,394	2,507
Total gross deferred tax assets	43,642	34,223
Less valuation allowances	(38,379)	(31,170)
Net deferred tax assets	$5,263	$3,053

Deferred tax liabilities
Property, plant and equipment	$(1,159)	$(1,689)
Right-of-use asset	(3,785)	—
Prepaid Expenses	(279)	(331)
Other, net	(284)	(281)
Total gross deferred tax liabilities	(5,507)	(2,301)
Net deferred tax (liabilities) assets	$(244)	$752

A reconciliation of the beginning and ending balance of deferred tax valuation allowance is as follows:

In thousands
Balance at December 31, 2017	$28,350
Deferred Income Tax Expense	3,383
Return to Provision Impact	(854)
Other Comprehensive Income	291
Balance at December 31, 2018	$31,170
Deferred Income Tax Expense	6,086
Return to Provision Impact	(364)
Other Comprehensive Income	1,487
Balance at December 31, 2019	$38,379

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets was $38.4 million and $31.2 million at December 31, 2019 and 2018, respectively. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence such as changes in our growth projections.

We or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for years prior to 2014. For U.S. federal and foreign returns, we are no longer subject to tax examinations for years prior to 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

In thousands
Balance at December 31, 2017	$206
Settlements	(206)
Balance at December 31, 2018	$—
Settlements
Balance at December 31, 2019	$—

There is no balance of unrecognized tax benefits as of December 31, 2019. Any adjustments to this liability as a result of the finalization of audits or potential settlements would not be material.

Effective January 1, 2019 we adopted ASU 2018-02 which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the U.S. federal statutory income tax rate from 35% to 21% due to the enactment of the Tax Reform Act. As a result of the adoption, we reclassified $11.4 million of stranded tax effects from accumulated other comprehensive income to retained earnings.

We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss). We did not recognize any tax benefits for the reduction of accrued interest and penalties associated with the reduction of the liability for unrecognized tax benefits during the years ended December 31, 2019 and 2018.  We did not have any interest and penalties accrued at December 31, 2019 or 2018.

For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below.  As of December 31, 2019, the Company has federal net operating loss carryforward of $25.7 million, of which the entire amount is not subject to expiration due to the change in carryforward periods as a result of the U.S. Tax Act.  Federal Foreign tax carryforward credit of $3.7 million will expire on various dates from 2023 to 2026.

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

Note J — (Loss) Earnings Per Share

In periods in which the company has net income, the company is required to calculate earnings (loss) per share (“EPS”)
using the two-class method. The two-class method is required because the company’s preferred stock is considered a participating security with objectively determinable and non-discretionary dividend participation rights. Preferred stockholders have the right to participate in dividends above their five percent dividend rate should the company declare dividends on its Common Stock at a dividend rate higher than the five percent (on an as-converted basis). Under the two-class method, undistributed and distributed earnings are allocated on a pro-rata basis to the common and the preferred stockholders. The weighted-average number of common and preferred stock outstanding during the period is then used to calculate EPS for each class of shares.

In periods in which the company has a net loss, basic loss per share is calculated using the treasury stock method. The treasury stock method is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the two-class calculation is anti-dilutive.

Reconciliations of basic and diluted EPS are as follows:

	Year Ended December 31,
In thousands, except per share amounts	2019	2018
Numerator:
Net (loss) income	$(26,264)	$17,550
Less: Preferred stock dividend	496	457
Less: Earnings attributable to participating securities	—	2,202
Numerator for basic EPS: (loss) income attributable to common stockholders	(26,760)	14,891

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	—	2,202
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	—	(2,191)
Numerator for diluted EPS	$(26,760)	$14,902

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,284	6,237

Effect of dilutive securities:
Unvested shares	—	33
Diluted EPS denominator	6,284	6,270

Basic earnings (loss) per common share	$(4.26)	$2.39
Diluted earnings (loss) per common share	$(4.26)	$2.38

For the purpose of calculating the shares used in the diluted EPS calculations, 0.1 million and 0.2 million anti-dilutive options have been excluded from the EPS calculations for the years ended December 31, 2019 and 2018. 0.2 million and 0.1 million anti-dilutive unvested shares were excluded from the calculation of shares used in the diluted EPS calculation for the years ended December 31, 2019 and 2018, respectively.

Note K — Comprehensive (Loss) Income

Comprehensive (loss) income for a period encompasses net (loss) income and all other changes in equity other than from transactions with our stockholders.
Changes in accumulated other comprehensive income (loss) by component are as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2017	$(45,418)	$1,115	$(44,303)
Other comprehensive loss, net of tax, before reclassifications	—	(1,014)	(1,014)
Amounts reclassified from accumulated other comprehensive income, net of tax	(1,166)	—	(1,166)
Net current period other comprehensive loss, net of tax	(1,166)	(1,014)	(2,180)
Balance at December 31, 2018	$(46,584)	$101	$(46,483)
Other comprehensive income, net of tax, before reclassifications	—	652	652
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(5,948)	—	(5,948)
Adoption of ASU 2018-2	(11,355)	—	(11,355)
Net current period other comprehensive (loss) income, net of tax	(17,303)	652	(16,651)
Balance at December 31, 2019	$(63,887)	$753	$(63,134)

Reclassification amounts related to the defined pension plans are included in the computation of net period pension benefit cost (see Note H, Employee Benefit Plans).

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

Note M — Disposition

On February 28, 2018, we sold our 3Q Digital Inc. subsidiary (“3Q Digital”) to an entity owned by certain former owners of the 3Q Digital business. Consideration for the sale included $5.0 million in cash proceeds, subject to certain working capital adjustments, and up to $5.0 million in additional consideration (“Contingent Payment”) if the 3Q Digital business is sold again (provided certain value thresholds are met) (“Qualified Sale”). The $35 million contingent consideration obligation of the Company that related to our acquisition of 3Q Digital in 2015 was assigned to the buyer, thereby relieving us of the obligation. In addition, the identified intangible assets with definite lives for client relationships and non-compete agreements were written-off as a component of the gain on sale.

The 3Q Digital business represented less than 10% of our total 2017 revenues. As a result of the sale, the company recognized a pre-tax gain of $31.0 million in the first quarter of 2018. The assets of 3Q Digital included net intangible assets and the liabilities (including contingent consideration) were removed from our balance sheet as a result of the disposition.

A reconciliation of accrued balances of the contingent consideration using significant unobservable inputs (Level 3) is as follows:

(in thousands)	Fair Value
Accrued contingent consideration liability as of December 31, 2017	$33,887
Accretion of interest	742
Disposition	(34,629)
Accrued earnout liability as of December 31, 2018	$—

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

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro’s option into 1,001,614 shares, or 16% of our Common Stock), for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

During the years ended December 31, 2019 and 2018, we recorded an immaterial amount of revenue for services we provided to Wipro.

During the years ended December 31, 2019 and 2018, we recorded $11.7 million and $12.3 million of expense, respectively, in technology-related services and lease expense for a facility Wipro provided to us.

During the years ended December 31, 2019 and 2018, we capitalized $1.7 million of costs ($1.4 million of which was included in the asset impairment charge for the year ended December 31, 2019) and $2.3 million ($2.1 million of which was included in the asset impairment charge for the year ended December 31, 2018), respectively, for internally developed software services received from Wipro. These remaining capitalized costs are included in Other Assets on the Consolidated Balance Sheet as of December 31, 2019.

As of December 31, 2019 and 2018, we had a trade payable due to Wipro of $1.5 million and $5.0 million, respectively. As of December 31, 2019 and 2018, we had an immaterial amount in trade receivables due from Wipro.

In the third quarter of 2019, we entered a business relationship with Snap Kitchen, the founder of which is a 7% owner of Harte Hanks. We recorded a nominal amount of revenue with them in the year ended December 31, 2019.

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

Note O — Restructuring Activities

Our management team along with members of the Board have formed a project committee focused on our cost-saving initiatives and other restructuring efforts. This committee has reviewed each of our business lines and other operational areas to identify both one-time and recurring cost-saving opportunities.
In the year ended December 31, 2019, we recorded restructuring charges of $11.8 million. This comprised charges mainly related to customer database build write offs, termination fees related to certain contracts with Wipro, severance agreements, asset impairment and facility related expense. One of the larger initiatives to combine sub-scale production environments received Board approval on August 1, 2019. This resulted in the closing of three production facilities by the end of 2019 and consolidating the work currently performed at these facilities into other production facilities.
The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Consolidated Statement of Comprehensive (Loss) Income.

In thousands	Year Ended December 31, 2019
Customer database build write off	$4,036
Contract termination fee	3,101
Severance	2,098
Facility, asset impairment and other expense	2,564
Total	$11,799
The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Year Ended December 31, 2019
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$—	$—	$—
Additions:	3,101	2,168	786	6,055
Payments	(1,610)	(1,738)	(786)	(4,134)
Ending balance:	$1,491	$430	$—	$1,921

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

2.2	Purchase and Sale Agreement, dated February 28, 2018 among Harte Hanks, Inc., 3Q Digital, Inc. and 3Q Digital Holdings, Inc. (filed as Exhibit 2.1 to the company's Form 8-K dated March 6, 2018)

Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Fifth Amended and Restated Bylaws (filed as Exhibit 3.1 to the company’s Form 8-K dated December 23, 2015).

3(c)	Certificate of Amendment of Incorporation dated January 31, 2018 (filed as Exhibit 3.2 to the company’s Form 8-A/A dated January 31, 2018).

3(d)	Certificate of Designation of Series A Preferred Stock of Harte Hanks, Inc. (filed as Exhibit 3.1 to the company's form 8-K dated January 29, 2018).

Credit Agreements

10.1(a)	Credit Agreement dated April 17, 2017, with Texas Capital Bank, N.A., as lender (filed as Exhibit 10.1 to the company's form 8-K dated April 21, 2017).

10.1(b)	Waiver to Credit Agreement dated August 14, 2017, with Texas Capital Bank, N.A., as lender (filed as Exhibit 10.1 to the company's form 10-Q dated August 17, 2017).

10.1(c)
First Amendment to Credit Agreement, dated January 9, 2018, between Harte Hanks, Inc. and Texas Capital Bank, National Association (filed as Exhibit 10.1 to the company's form 8-K dated January 10, 2018).

10.1(d)
First Amendment to Security Agreement, dated January 9, 2018, between Harte Hanks, Inc. and Texas Capital Bank, National Association (filed as Exhibit 10.2 to the company's form 8-K dated January 10, 2018).

10.1(e)	Revolving Promissory Note, dated January 9, 2018, by Harte Hanks, Inc. in favor of Texas Capital Bank, National Association (filed as Exhibit 10.3 to the company's form 8-K dated January 10, 2018).

10.1(f)
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

10.2(d)	Form of 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.2(i) to the company’s Form 10-K dated March 7, 2012).

10.2(e)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.2(j) to the company’s Form 10-K dated March 7, 2012).

10.2(f)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2(k) to the company’s Form 10-K dated March 7, 2012).

10.2(g)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.2(l) to the company’s Form 10-K dated March 7, 2012).

10.2(h)	Summary of Non-Employee Directors’ Compensation (included within the company’s Schedule of 14A proxy statement filed April 11, 2016).

10.2(i)	Harte Hanks, Inc. 2013 Omnibus Incentive Plan (filed as Annex A to the company’s Schedule 14A proxy statement filed April 15, 2013).

10.2(j)	Form of 2013 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.4 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(k)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (General) (filed as Exhibit 10.1 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(l)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (Director) (filed as Exhibit 10.2 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(m)	Form of 2013 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(n)	Form of 2013 Omnibus Incentive Plan Performance Restricted Stock Unit Award Agreement

10.2(o)	First Amendment to the Harte Hanks, Inc. Amended & Restated Restoration Pension Plan, dated October 11, 2016 (filed as Exhibit 10.1 to the company's Form 8-K dated October 14, 2016).

10.2(p)	Form of Restricted Stock Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.2 to the company's Form 8-K dated November 17, 2017).

10.2(q)	Form of Non-Qualified Stock Option Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.3 to the company's Form 8-K dated November 17, 2017).

10.2(r)	Form of Performance Unit Award Agreement between Harte Hanks, Inc. and Jon C. Biro (filed as Exhibit 10.4 to the company's Form 8-K dated November 17, 2017).

10.2(s)	Securities Purchase Agreement, dated January 23, 2018, by and between Harte Hanks, Inc. and Wipro, LLC (filed as Exhibit 10.1 to the company's Form 8-K dated January 29, 2018).

10.2(t)	Form of Registration Rights Agreement (filed as Exhibit 10.2 to the company's Form 8-K dated January 29, 2018).

Executive Officer Employment-Related and Separation Agreements

10.3(a)	Form of Severance Agreement between the company and its Executive Officers (filed as Exhibit 99.3 to the company’s Form 8-K, dated February 2, 2018).

10.3(b)	Form of Employment Restrictions Agreement signed by the Corporate Officers of the company (filed as Exhibit 10.3 to the company’s Form 8-K dated March 15, 2011).

10.3 (c)	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.1 to the company’s 8-K dated August 2, 2012).

10.3 (d)	Form of Severance Agreement between the company and certain of its officers (filed as Exhibit 10.6 to the company’s 8-K dated June 11, 2013).

10.3 (e)	Executive Severance Policy applicable to the company’s executive officers and certain others (filed as Exhibit 10.1 to the company’s Form 8-K, dated January 30, 2015).

10.3(f)	Retention Bonus Agreement applicable to the company's executive officers (filed as Exhibit 10.1 to the company's Form 8-K, dated July 9, 2015).

10.3(g)	Separation Agreement dated August 28, 2018 between the company and Karen Puckett (filed as 8-K dated August 28, 2018
10.3(h)	Employment Agreement between the company and Andrew Bennett dated November 19, 2019 (filed as Form 8-K, dated November 19, 2019).

10.3(i)	Promotion Agreement between the company and Andrew Harrison dated January 4, 2019 (filed as Form 8-K, dated January 7, 2019).
10.3(j)	Employment Agreement between the company and Mark Del Priore dated January 16, 2019 (filed as Form 8-K, dated January 17, 2019).

10.3(k)	Form of Amendment to Service Agreement (filed as Exhibit 99.2 to the company's Form 8-K, dated February 2, 2018)

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

HARTE HANKS, INC.

By:	/s/ Andrew Benett
Andrew Benett
Chief Executive Officer

Date:	March 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Benett	/s/ Laurilee Kearnes
Andrew Benett	Laurilee Kearnes
Executive Chairman and Chief Executive Officer	Vice President and Chief Financial Officer
Date: March 19, 2020	Date: March 19, 2020

/s/ Melvin L. Keating	/s/ Alfred V. Tobia, Jr.
Melvin L. Keating, Director	Alfred V. Tobia, Jr., Chairman
Date: March 19, 2020	Date: March 19, 2020

/s/ David L. Copeland	/s/ Evan Behrens
David L. Copeland, Director	Evan Behrens, Director
Date: March 19, 2020	Date: March 19, 2020

/s/ Maureen O’Connell	/s/ John H. Griffin, Jr.
Maureen O’Connell, Director	John H. Griffin Jr., Director
Date: March 19, 2020	Date: March 19, 2020