Form 10-Q
period 2020-03-31
HARTE HANKS INC
filed 2020-05-14
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of each of the issuer's classes of common stock as of April 15, 2020 was 6,441,752 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

For the Quarterly Period Ended March 31, 2020

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
In thousands, except per share and share amounts	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$23,462	$28,104
Restricted cash	5,253	6,018
Accounts receivable (less allowance for doubtful accounts of $848 at March 31, 2020 and $666 at December 31, 2019)	36,432	38,972
Contract assets	352	805
Inventory	407	354
Prepaid expenses	4,114	3,300
Prepaid taxes and income tax receivable	11,158	78
Other current assets	1,461	1,670
Total current assets	82,639	79,301
Property, plant and equipment (less accumulated depreciation of $122,245 at March 31, 2020 and $133,559 at December 31, 2019)	7,868	8,323
Right-of-use assets	20,250	18,817
Other assets	3,447	3,761
Total assets	$114,204	$110,202

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$16,666	$16,917
Accrued payroll and related expenses	4,447	4,215
Deferred revenue and customer advances	3,904	4,397
Customer postage and program deposits	8,280	9,767
Other current liabilities	2,527	2,619
Short-term lease liabilities	8,531	7,616
Total current liabilities	44,355	45,531
Long-term debt	18,700	18,700
Pensions	68,977	70,000
Deferred tax liabilities, net	301	244
Long-term lease liabilities	13,886	13,078
Other long-term liabilities	2,553	2,609
Total liabilities	148,772	150,162

Preferred Stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,121,484 and 12,121,484 shares issued, 6,441,752 and 6,302,936 shares outstanding at March 31, 2020 and December 31, 2019, respectively	12,121	12,121
Additional paid-in capital	417,578	447,022
Retained earnings	802,935	797,817
Less treasury stock, 5,679,732 shares at cost at March 31, 2020 and 5,818,548 shares at cost at December 31, 2019	(1,213,842)	(1,243,509)
Accumulated other comprehensive loss	(63,083)	(63,134)
Total stockholders’ deficit	(44,291)	(49,683)
Total liabilities, Preferred Stock and stockholders’ deficit	$114,204	$110,202

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2020	2019
Operating revenues	$40,522	$59,150
Operating expenses
Labor	23,948	33,667
Production and distribution	13,246	23,000
Advertising, selling, general and administrative	5,948	7,475
Restructuring expense	1,366	4,506
Depreciation expense	1,121	1,442
Total operating expenses	45,629	70,090
Operating loss	(5,107)	(10,940)
Other expenses, net
Interest expense, net	312	220
Other, net	757	1,577
Total other expenses, net	1,069	1,797
Loss before income taxes	(6,176)	(12,737)
Income tax (benefit) expense	(11,294)	790
Net income (loss)	$5,118	$(13,527)
Less: Preferred Stock dividends	123	122
Less: Earnings attributable to participating securities	683	—
Income (loss) attributable to common stockholders	$4,312	$(13,649)

Income (loss) per common share
Basic	$0.68	$(2.18)
Diluted	$0.67	$(2.18)

Weighted average shares used to compute income (loss) per share attributable to common shares
Basic	6,320	6,268
Diluted	6,481	6,268

Comprehensive income (loss), net of tax:
Net income (loss)	$5,118	$(13,527)

Adjustment to pension liability, net:	609	550
Foreign currency translation adjustment	(558)	(28)
Adoption of ASU 2018-02	—	(11,355)
Total other comprehensive income (loss), net of tax	$51	$(10,833)

Comprehensive income (loss)	$5,169	$(24,360)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2018	$9,723	$12,115	$453,868	$812,704	$(1,251,388)	$(46,483)	$(19,184)
Cumulative effect of accounting change	—	—	—	11,377	—	(11,355)	22
Stock-based compensation	—	—	151	—	—	—	151
Treasury stock issued	—	—	(1,968)	—	1,984	—	16
Net loss	—	—	—	(13,527)	—	—	(13,527)
Other comprehensive income	—	—	—	—	—	522	522
Balance at March 31, 2019	$9,723	$12,115	$452,051	$810,554	$(1,249,404)	$(57,316)	$(32,000)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2019	$9,723	$12,121	$447,022	$797,817	$(1,243,509)	$(63,134)	$(49,683)
Stock-based compensation	—	—	223	—	—	—	223
Treasury stock issued	—	—	(29,667)	—	29,667	—	—
Net income	—	—	—	5,118	—	—	5,118
Other comprehensive income	—	—	—	—	—	51	51
Balance at March 31, 2020	$9,723	$12,121	$417,578	$802,935	$(1,213,842)	$(63,083)	$(44,291)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
In thousands	2020	2019
Cash flows from operating activities
Net income (loss)	$5,118	$(13,527)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expenses	1,121	1,442
Restructuring	271	2,190
Stock-based compensation	215	150
Net pension cost	(211)	1,013
Deferred income taxes	(146)	584
Changes in assets and liabilities:
Decrease in accounts receivable, net and contract assets	3,089	7,746
(Increase) decrease in inventory	(53)	62
(Increase) decrease in prepaid expenses, income tax receivable and other assets	(11,242)	2,689
Decrease in accounts payable and accrued expenses	(355)	(5,152)
Decrease in accrued payroll, deferred revenue, lease liabilities and other long-term liabilities	(1,781)	(68)
Net cash used in operating activities	(3,974)	(2,871)

Cash flows from investing activities
Purchases of property, plant and equipment	(832)	(1,106)
Proceeds from sale of property, plant and equipment	196	5
Net cash used in investing activities	(636)	(1,101)

Cash flows from financing activities
Borrowings	—	4,500
Debt financing costs	(129)	(248)
Payment of finance leases	(110)	(208)
Issuance of treasury stock	—	16
Net cash (used in) provided by financing activities	(239)	4,060

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(558)	(28)
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,407)	60
Cash and cash equivalents and restricted cash at beginning of period	34,122	20,882
Cash and cash equivalents and restricted cash at end of period	$28,715	$20,942

Supplemental disclosures
Cash paid for interest	$186	$186
Cash received for income taxes, net of refunds	$88	$4,565
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$848	$685

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Overview and Significant Accounting Policies

Background

Harte Hanks, Inc., together with its subsidiaries (“Harte Hanks,” “Company”, “we,” “our,” or “us”) is a purveyor of data-driven, omni-channel marketing and customer relationship solutions and logistics. The Company has robust capabilities that offer clients the strategic guidance they need across the customer data landscape as well as the executional know-how in database build and management, data analytics, digital media, direct mail, customer contact, client fulfillment and marketing and product logistics. Harte Hanks solves marketing, commerce and logistical challenges for some of the world’s leading brands in North America, Asia-Pacific and Europe.

The Company operates as one reportable segment. Our Chief Executive Officer is our chief operating decision maker.  He reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

The Company is closely monitoring the impact of the 2019 novel coronavirus (“COVID-19”), on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency on March 13, 2020.  While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, the pandemic has caused significant volatility in the global markets and has caused many companies to slow production or find alternative means for employees to perform their work. It is possible that the COVID-19 pandemic, the measures taken by governments around the globe and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as the financial stability of its customers. The COVID-19 pandemic may also exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a further discussion on COVID-19.

Securities Purchase Agreement

On January 23, 2018, we entered into a Securities Purchase Agreement with Wipro, LLC (“Wipro”), pursuant to which on January 30, 2018, we issued 9,926 shares of series A convertible preferred stock, par value $1.00 per share (“Series A Preferred Stock”), for aggregate consideration of $9.9 million. Dividends on the Series A Preferred Stock accrue at a rate of 5.0% per year or the rate that cash dividends were paid in respect to shares of common stock if such rate is greater than 5.0%. The Preferred Stock issued under the Securities Purchase Agreement are convertible into 1,001,614 shares of our common stock. Dividends are payable solely upon a Liquidation (as defined in the Certificate of Designation), and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock.

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

Accounting Principles

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Harte Hanks Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “ 2019 10-K”) filed with the U.S. Securities and Exchange Commission on March 19, 2020.

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

Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive Income (Loss)

The “Labor” line in the Condensed Consolidated Statements of Comprehensive Income (Loss) includes all employee payroll and benefits, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization.

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

See Note B, Recent Accounting Pronouncements - Recently adopted accounting pronouncements.

Note B - Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as a tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard will be effective for us in the fiscal year 2021, although early adoption is permitted. We have not elected early adoption and we do not expect that the adoption of this accounting standard update (“ASU”) will have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14,Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans  (“ASU 2018-14”), which modified the disclosure requirements for defined benefit pension plans and other postretirement plans.  ASU 2018-14 is effective for fiscal years ending December 15, 2020, and earlier adoption is permitted.  We are currently evaluated the impact of our pending adoption of ASU 2018-14 on our condensed consolidated financial statements.

Recently adopted accounting pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting Summary”.  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. LIBOR (London Inter-bank Offered Rate) and other interbank offered rates are widely used benchmarks or reference rates in the United States and globally.  With global capital markets expected to move away from LIBOR and other inter-bank offered rates toward rates that are more observable or transaction based and less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition.  The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  This ASU is effective March 12, 2020 through December 31, 2022.  We adopted this ASU on March 12, 2020 and it did not have a  material impact on our condensed consolidated financial statements.

Income taxes

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for reclassification of stranded tax effects on items resulting from the change in the corporate tax rate as a result of H.R. 1, originally known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), from accumulated other comprehensive income to retained earnings. Tax effects unrelated to H.R. 1 are permitted to be released from accumulated other comprehensive income using either the specific identification approach or the portfolio approach, based on the nature of the underlying item. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We adopted ASU 2018-02 in the first quarter of 2019. See Note I, Income Taxes, for a discussion of the impacts of this ASU.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting, which supersedes ASC 505-50, Accounting for Distributions to Shareholders with Components of Stock and Cash, and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to non-employee share-based payment arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and the interim periods within those fiscal years with early adoption permitted after the entity has adopted ASC 606. This standard was adopted as of January 1, 2019 and did not have a material impact on our condensed consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendment ASU 2018-11, which requires all operating leases to be recorded on the balance sheet unless the practical expedient is elected for short-term operating leases. The lessee will record a liability for its lease obligations (initially measured at the present value of the future lease payments not yet paid over the lease term, and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement). This ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This change is required to be applied using a modified retrospective approach for leases that exist or are entered after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. In July 2018, the FASB approved an optional transition method to initially account for the impact of the adoption with a cumulative-effect adjustment to the January 1, 2019, rather than the January 1, 2017, financial statements. This would eliminate the need to restate amounts presented prior to January 1, 2019.

We adopted the standard effective January 1, 2019, and we elected the optional transition method and the practical expedients permitted under the transition guidance within the standard. Accordingly, we accounted for our existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2019) would have met the definition of initial direct costs in ASC Topic 842 at lease commencement.

The standard had a material impact on our condensed consolidated balance sheets, but did not have an impact on our condensed consolidated statements of comprehensive income (loss) or cash flows from operations. The cumulative effect of the changes on our retained earnings was $22,000 associated with capital gain. The most significant impact was the recognition of right-of-use (ROU) assets and lease liabilities for operating leases. Our accounting for finance leases remained substantially unchanged. See Note D, Leases for further discussion.

Restricted Cash

In the first quarter of 2019, the Company adopted ASU 2016-18, Statement of Cash flows (Topic 230): Restricted Cash, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows and requires additional disclosures about restricted cash balances.  The adoption of ASU 2016-18 did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At March 31, 2020 and December 31, 2019, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by vertical market and key revenue stream. The following table summarizes revenue from contracts with customers for the three months ended March 31, 2020 and 2019 by our key vertical markets:

In thousands	Three Months Ended
	March 31, 2020	March 31, 2019
B2B	$11,214	$12,785
Consumer Brands	11,054	12,163
Financial Services	8,105	12,965
Healthcare	4,209	4,627
Retail	5,261	12,311
Transportation	679	4,299
Total Revenues	$40,522	$59,150

The nature of the services offered by each key revenue stream is different. The following tables summarize revenue from contracts with customers for the three months ended March 31, 2020 and 2019 by our four major revenue streams and the pattern of revenue recognition:

	Three Months Ended March 31, 2020
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$4,592	$139	$4,731
Contact Centers	11,836	—	11,836
Database Marketing Solutions	4,416	581	4,997
Direct Mail, Logistics, and Fulfillment	15,919	3,039	18,958
Total Revenues	$36,763	$3,759	$40,522

	Three Months Ended March 31, 2019
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$6,193	$39	$6,232
Contact Centers	15,738	—	15,738
Database Marketing Solutions	6,106	786	6,892
Direct Mail, Logistics, and Fulfillment	24,739	5,549	30,288
Total Revenues	$52,776	$6,374	$59,150

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

Agency and digital services performance obligations are mostly satisfied over time and often offered on a project basis. We have concluded that the best approach of measuring the progress toward completion of the project-based performance obligations is the input method based on costs or labor hours incurred to date dependent upon whether costs or labor hours more accurately depict the transfer of value to the customer.

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

Performance obligations are stand-ready obligations and satisfied over time. With regard to account management and software as a service (“SaaS”), we use a time-elapsed output method. For performance obligations where we charge customers a transaction-based fee, we use the output method based on transaction quantities. In most cases, our contracts provide us the right to invoice for services provided, therefore, we generally use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices.

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

These performance obligations, including services rendered to build a custom database, database hosting services, professional services, customer or target marketing lists and data processing services, may be satisfied over time or at a point in time. We provide SaaS solutions to host data for customers and have concluded that they are stand-ready obligations to be recognized over time on a monthly basis. Our promise to provide certain data related services meets the over-time recognition criteria because our services do not create an asset with an alternative use, and we have an enforceable right to payment. For performance obligations recognized over time, we choose either the input (i.e. labor hour) or output method (i.e. number of customer records) to measure the progress toward completion depending on the nature of the services provided. Some of our other data-related services do not meet the over-time criteria and are therefore, recognized at a point-in-time, typically upon the delivery of a specific deliverable.

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

The majority of performance obligations offered within this revenue stream is satisfied over time and utilize the input or output method, depending on the nature of the service, to measure progress toward satisfying the performance obligation. For performance obligations where we charge customers a transaction-based fee, we utilize the output method based on the quantities fulfilled. Services provided through our fulfillment centers are typically priced at a per transaction basis and our contracts provide us the right to invoice for services provided and reflects the value to the customer of the services transferred to date. In most cases, we use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices. For our direct mail revenue stream, our contracts may include a promise to purchase postage on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize net consideration as revenue.

The variable consideration in our contracts results primarily from the transaction-based fee structure of some performance obligations with their total transaction quantities to be provided unknown at the onset of a contract, which is estimated using the expected value method.

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts). The balance of upfront non-refundable fees collected from customers was immaterial as of March 31, 2020 and 2019.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. After considering the above exemptions, the transaction prices allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2020 totaled $0.1 million, which is expected to be recognized in 2020.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of March 31, 2020 and December 31, 2019:

In thousands	March 31, 2020	December 31, 2019
Contract assets	$352	$805
Deferred revenue and customer advances	3,904	4,397
Deferred revenue, included in other long-term liabilities	813	886

Revenue recognized during the three months ended March 31, 2020 from amounts included in deferred revenue at December 31, 2019 was approximately $2.9 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.5 million as of March 31, 2020. For the periods presented, no impairment was recognized.

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

As of March 31, 2020, assets recorded under finance and operating leases were approximately $1.1 million and $19.2 million respectively, and accumulated depreciation associated with finance leases was $0.4 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of March 31, 2020
	Operating Leases	Finance Leases	Total
Right-of-use Assets	19,179	1,071	$20,250

Liabilities
Short-term lease liabilities	8,197	334	8,531
Long-term lease liabilities	13,375	511	13,886
Total Lease Liabilities	$21,572	$845	$22,417

In thousands	As of December 31, 2019
	Operating Leases	Finance Leases	Total
Right-of-use Assets	17,679	1,138	$18,817

Liabilities
Short-term lease liabilities	7,226	390	7,616
Long-term lease liabilities	12,514	564	13,078
Total Lease Liabilities	$21,730	$896	$20,694

For the three months ended March 31, 2020 and 2019, the components of lease expense were as follows:

In thousands	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$2,365	$2,215

Finance lease cost:
Amortization of right-of-use assets	67	64
Interest on lease liabilities	14	19
Total Finance lease cost	81	83
Variable lease cost	920	537
Total lease cost	$3,366	$2,835

Other information related to leases was as follows:

In thousands	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,526	$4,285
Operating cash flows from finance leases	14	22
Financing cash flows from finance leases	110	101

Weighted Average Remaining Lease term

Operating leases	3.1	3.5
Finance leases	3.1	3.3

Weighted Average Discount Rate
Operating leases	4.68%	4.71%
Finance leases	6.48%	7.16%

The maturities of the Company’s finance and operating lease liabilities as of March 31, 2020 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
Remainder of 2020	$6,888	$306
2021	7,268	238
2022	5,410	189
2023	2,188	152
2024	1,274	36
2025	123	—
Total future minimum lease payments	23,151	921
Less: Imputed interest	1,579	76
Total lease liabilities	$21,572	$845

As of March 31, 2020, we have no additional operating leases that have not yet commenced.

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

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction, shares of Series A Preferred Stock which have not been otherwise converted to common stock, shall be entitled to receive dividends that accrue at a rate of (i) 5% each year, or (ii) the rate that cash dividends were paid in respect of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors. Dividends are payable solely upon a Liquidation, and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of March 31, 2020, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $1.1 million or $108.46 per share of Series A Preferred Stock.

Conversion

At the option of the holders of Series A Preferred Stock, shares of Series A Preferred Stock may be converted into common stock at a rate of 100.91 shares of common stock for one share of Series A Preferred Stock, subject to certain future adjustments.

Voting and Other Rights

The Series A Preferred Stock does not have voting rights, except as otherwise required by law. Other rights afforded the holders of Series A Preferred Stock, under defined circumstances, include the election and removal of one member of the Board of Directors as a separate voting class, the ability to approve certain actions of the Company prior to execution, and preemptive rights to participate in any future issuance of new securities. In addition, under certain circumstances, the holder of the Series A Preferred Stock is entitled to appoint an observer to our Board of Directors. The holder of the Series A Preferred Stock has elected to exercise its observer appointment rights but not its right to appoint the board member.

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of March 31, 2020.

Note F — Long-Term Debt

As of March 31, 2020 and December 31, 2019, we had $18.7 million of borrowings outstanding under the Texas Capital Facility (as defined herein).

Credit Facilities

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A., that provided a $20.0 million revolving credit facility (the "Texas Capital Credit Facility") and letters of credit issued by Texas Capital Bank up to $5.0 million. The Texas Capital Credit Facility is being used for general corporate purposes. The Texas Capital Credit Facility is secured by substantially all of the Company's and its material domestic subsidiaries' assets. The Texas Capital Credit Facility is guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).

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

The Texas Capital Credit Facility originally had an expiration date of April 17, 2019, at which point all outstanding amounts would have been due. On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. On May 11, 2020, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.

At March 31, 2020, we had letters of credit outstanding in the amount of $1.7 million. No amounts were drawn against these letters of credit at March 31, 2020. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income (Loss). We recognized $0.2 million and $0.2 million of stock-based compensation expense during the three months ended March 31, 2020 and 2019, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2020	2019
Interest cost	$1,473	$1,813
Expected return on plan assets	(1,384)	(1,111)
Recognized actuarial loss	812	733
Net periodic benefit cost	$901	$1,435

We are required to make $6.0 million minimum contribution to our Qualified Pension Plan in 2020.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.5 million and $0.4 million in the three months ended March 31, 2020 and 2019 respectively.

Note I - Income Taxes

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act removes certain deduction limitations originally imposed by the Tax Reform Act. In addition, the CARES Act requires corporate taxpayers to carryback net operating losses (“NOLs”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the Tax Reform Act. The CARES Act also eliminates the 80% of taxable income limitations with respect to NOLs by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (this was previously limited to 30% under the Tax Reform Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally provided for by the Tax Reform Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.

Our income tax benefit of $11.3 million for the three months ended March 31, 2020 resulted in a negative effective income tax rate of 183.06%. The effective income tax rate for the three months ended March 31, 2020 differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowances recorded on our deferred tax assets for federal net operating losses incurred, as a result of the enactment of the CARES Act during the three months ended March 31, 2020. These losses will be carried back to tax years when the federal statutory rate was 35%, which will result in additional tax benefit.  We expect to receive tax refund of approximately $8.8 million and $2.4 million in 2020 and 2021, respectively.

Our income tax expense of $0.8 million for the three months ended March 31, 2019 resulted in an effective income tax rate of 6.2%. The effective income tax benefit calculated for the three months ended March 31, 2019 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2020 and March 31, 2019 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate.

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

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at March 31, 2020 or December 31, 2019.

Note J - Earnings Per Share

In periods in which the Company has net income, the Company is required to calculate earnings per share (“EPS”) using the two-class method. The two-class method is required because the Company’s Series A Preferred Stock is considered a participating security with objectively determinable and non-discretionary dividend participation rights. Series A preferred stockholders have the right to participate in dividends above their five percent dividend rate should the Company declare dividends on its Common Stock at a dividend rate higher than the five percent (on an as-converted basis). Under the two-class method, undistributed and distributed earnings are allocated on a pro-rata basis to the common and the preferred stockholders. The weighted-average number of common and preferred stock outstanding during the period is then used to calculate EPS for each class of shares.

In periods in which the Company has a net loss, basic loss per share is calculated using the treasury stock method. The treasury stock method is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the calculation would be anti-dilutive.

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2020	2019
Numerator:
Net income (loss)	$5,118	$(13,527)
Less: Preferred stock dividends	123	122
Less: Earnings attributable to participating securities	683	—
Numerator for basic EPS: income (loss) attributable to common stockholders	4,312	(13,649)

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	683	—
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(669)	—
Numerator for diluted EPS	4,326	(13,649)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,320	6,268

Effect of dilutive securities:
Unvested shares	161	—
Diluted EPS denominator	6,481	6,268

Basic earnings (loss) per Common Share	0.68	(2.18)
Diluted earnings (loss) per Common Share	0.67	(2.18)

For the three months ended March 31, 2020 and 2019, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 0.1 million and 0.1 million shares of anti-dilutive market price options; 0.4 million and 0.1 million of anti-dilutive unvested shares; and 1.0 million and 0 shares of anti-dilutive preferred stock (as if converted).

Note K — Comprehensive Income (loss)

Comprehensive income(loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Three Months Ended March 31,
In thousands	2020	2019
Net income (loss)	$5,118	$(13,527)

Other comprehensive income (loss):
Adjustment to pension liability	812	733
Tax expense	(203)	(183)
	609	550
Foreign currency translation adjustment, net of tax	(558)	(28)
Adoption of ASU 2018-2	—	(11,355)
Total other comprehensive income (loss), net of tax	51	(10,833)

Total comprehensive income (loss)	$5,169	$(24,360)

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2019	$(63,887)	$753	$(63,134)
Other comprehensive loss, net of tax, before reclassifications	—	(558)	(558)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive income	609	—	609
Net current period other comprehensive income, net of tax	609	(558)	51
Balance at March 31, 2020	$(63,278)	$195	$(63,083)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2018	$(46,584)	$101	$(46,483)
Other comprehensive loss, net of tax, before reclassifications	—	(28)	(28)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	550	—	550
Adoption of ASU 2018-02	(11,355)	—	(11,355)
Net current period other comprehensive loss, net of tax	(10,805)	(28)	(10,833)
Balance at March 31, 2019	$(57,389)	$73	$(57,316)

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

Note M — Certain Relationships and Related Party Transactions

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

During the three months ended March 31, 2020 and 2019, we recorded an immaterial amount of revenue for services we provided to Wipro.

During the three months ended March 31, 2020 and 2019, we recorded $0.2 million and $6.3 million of expense, respectively, in technology-related services Wipro provided to us. Included in the $6.3 million of expense for the three months ended March 31, 2019 was also a one-time termination charge of $2.1 million because in the first quarter of 2019, we terminated several technology related service agreements with Wipro and entered into new agreements with Wipro resulting in $3.3 million of annual savings.

During the three months ended March 31, 2020 and 2019, we capitalized $0 and $1.7 million of costs ($0.9 million of which was included in the asset impairment charge for the year ended December 31, 2019), respectively, for internally developed software services received from Wipro. These remaining capitalized costs are included in Other Assets on the Consolidated Balance Sheet as of March 31, 2020.

 As of March 31, 2020 and December 31, 2019, we had trade payables due to Wipro of $1.5 million. As of March 31, 2020 and December 31, 2019, we had an immaterial amount in trade receivables due from Wipro.

In the third quarter of 2019, we entered a business relationship with Snap Kitchen, the founder of which is a 7% owner of Harte Hanks.  We recorded a nominal amount of revenue with them in the three months ended March 31, 2020

As described in Note F, Long-Term Debt, the Company’s Texas Capital Credit Facility is secured by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of our founders). Pursuant to the Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated January 9, 2018, between HHS Guaranty, LLC and the Company, HHS Guaranty, LLC has the right to appoint one representative director to the Board of Directors. Currently, David L. Copeland serves as the HHS Guaranty, LLC representative on the Board of Directors.

Note N — Restructuring Activities

In 2019, our management team, along with members of the Board, formed a project committee focused on our cost-saving initiatives and other restructuring efforts. This committee reviewed each of our business segments and other operational areas to identify both one-time and recurring cost-saving opportunities.

In the three months ended March 31, 2020 and 2019 we recorded restructuring charges of $1.4 million and $4.5 million respectively. The 2020 Q1 charges were mainly related to asset impairment and facility related expenses and severance payments. The 2019 Q1 charges were primarily related to a $2.2 million impairment charge on our long-term customer databases and a $2.1 million contract termination fee.  The initiative to combine sub-scale production environments received Board approval on August 1, 2019.  As a result of the initiative we closed three production facilities in 2019 and consolidated the work previously performed at these facilities to other production facilities.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive Income (Loss).

In thousands	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Customer database build write off	$—	$2,190
Contract termination fee	—	2,100
Severance	414	148
Facility, asset impairment and other expense	952	68
Total	$1,366	$4,506

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Three Months Ended March 31, 2020
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$1,491	$360	$70	$1,921
Additions:	—	414	681	1,095
Payments	—	(314)	(744)	(1,058)
Ending Balance:	$1,491	$460	$7	$1,958

In thousands	Three Months Ended March 31, 2019
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$—	$—	$—
Additions:	2,100	148	—	2,248
Payments	—	(86)	—	(86)
Ending Balance:	$2,100	$62	$—	$2,162

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $17.4 million through the end of 2020. We had recognized $11.8 million of restructuring expense in the year ended December 31, 2019.

Note O — Subsequent Events

On April 20, 2020, the Company received loan proceeds (“PPP Loan”) in the amount of $10 million under the Small Business Administration Paycheck Protection Program (the “PPP”) . The PPP, established as part of the CARES Act, provides  loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable so long as, over the eight-week period following the receipt by the Company of the PPP Loan, the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP Loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

On April 24, 2020, we sold the majority of the production equipment from our Jacksonville facility to Summit Direct Mail Inc. (“Summit”) for $1.5 million.  In addition, the Company entered into a strategic partnership with Summit.  Under this agreement, the Company will manage client relationships and Summit will perform the direct mail campaigns.  The Company is well positioned to provide the full suite of marketing solutions to Summit customers and we will leverage expanded print and direct mail capabilities to grow our business.

On May 11, 2020, we entered into an amendment to the Texas Capital Credit Facility which extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million. The Texas Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the 1934 Act, as amended. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or “the negative thereof” or similar words of similar meaning. Examples include statements regarding (1) the impact the COVID-19 pandemic has had and the anticipated impact it will have on our strategies and initiatives, (2) restructuring activities and other adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition, disposition, and development plans, (7) expectations regarding legal proceedings and other contingent liabilities, (8) the impact of recent tax reform legislation on our results of operations, and (9) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in the 2019 10-K, Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in the “Cautionary Note Regarding Forward-Looking Statements” in our first quarter 2020 earnings release issued on May 14, 2020. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview

The following MD&A is intended to help the reader understand the results of operations and financial condition of Harte Hanks. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes as well as our 2019 10-K. Our 2019 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.

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

Our services offer a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers. This results in a strong and enduring relationship between our clients and their customers which is key to being leaders in customer interaction. We offer a full suite of capabilities and resources to provide a broad range of marketing services, utilizing a variety of media from direct mail to email, including:

•	Agency
•	Digital Solutions
•	Database Marketing Solutions
•	Direct mail
•	Mail and Product Fulfillment
•	Logistics
•	Contact centers

We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature, and as a consequence are easier for our clients to reduce in the short-term than other expenses. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to specific clients, among other factors. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs in the parts of the business that are not growing as quickly.

We continued to face a challenging competitive environment in 2020. The sale of 3Q Digital in 2018, together with our restructuring activities that have and will continue to result in a decrease of recurring expenses, are all parts of our efforts to prioritize our investments and focus on our core business of optimizing our clients’ customer journey across an omni-channel delivery platform. We expect these actions will continue to enhance our liquidity and financial flexibility. For additional information, see “Liquidity and Capital Resources” section.

COVID-19

We are closely monitoring the impact of the COVID-19, pandemic on all aspects of our business.

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus among our employees, including suspending all non-essential employee travel worldwide, temporarily closing our domestic and foreign offices, extensively and frequently disinfecting our offices that remain open, enforcing social distancing to the extent possible and requiring the majority of our employees to work remotely.

This situation is changing rapidly and has caused significant volatility and uncertainty in the global markets. In connection with the pandemic, some of our customers have reduced the amount of work we provide to them while others have asked for certain accommodations including extensions of payment terms or restructuring of agreements.  In addition, some of our customers have declared bankruptcy and we expect additional customers to file for bankruptcy in the coming months.  We have also seen a number of wins for our contact centers solutions services as a result of the environment caused by the pandemic.  While the pandemic has not had a material effect on our business to date, given the dynamic nature of the pandemic additional impacts may arise that we are not aware of currently.  We recommend that you review  “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a further discussion on COVID-19.

Recent Developments

Restructuring Activities

In 2019, our management team, along with members of the Board, formed a project committee focused on our cost-saving initiatives and other restructuring efforts. This committee reviewed each of our business lines and other operational areas to identify both one-time and recurring cost-saving opportunities. To date, the committee has identified over $20 million in potential annual savings, some of which we have already begun to recognize.

In the three months ended March 31, 2020, we recorded restructuring charges of $1.4 million. These charges were mainly related to asset impairment and facility related expenses and severance payments.

We expect that in connection with our cost-saving restructuring initiatives, we will incur total restructuring charges of approximately $17.4 million through the end of 2020. We had recognized $11.8 million of restructuring expense in the year ended December 31, 2019.

Sale of production equipment of Jacksonville facility and strategic partnership with Summit

On April 24, 2020, we sold the majority of the production equipment from our Jacksonville facility to Summit Direct Mail Inc. for $1.5 million. In addition, the Company entered into a strategic partnership with Summit.  Under this agreement, the Company will manage client relationships and Summit will perform the direct mail campaigns.  The Company is well positioned to provide the full suite of marketing solutions to Summit customers and we will leverage expanded print and direct mail capabilities to grow our business.

Texas Capital Credit Facility

On May 11, 2020, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased availability under the facility to $19 million.

Results of Operations

Operating results were as follows:

	Three Months Ended March 31,
In thousands, except percentages	2020	2019	% Change
Revenues	$40,522	$59,150	(31.5)%
Operating expenses	45,629	70,090	(34.9)%
Operating Loss	$(5,107)	$(10,940)	53.3%

Operating margin	(12.6)%	(18.5)%

(Loss) income before taxes	$(6,176)	$(12,737)	(51.5)%

Diluted income (loss) per common share from operations	$0.67	$(2.18)	130.6%

Revenues

Three months ended March 31, 2020 vs. Three months ended March 31, 2019

Revenues declined $18.6 million, or 31.5%, in the three months ended March 31, 2020, compared to the three months ended March 31, 2019. These results reflect the impact of declines in all of our industry verticals. Revenues declined in our retail, financial services, transportation, B2B, consumer and Healthcare verticals by $7.1 million, or 57.3%, $4.9 million, or 37.5%, $3.6 million, or 84.2%, $1.6 million, or 12.3%, $1.1 million, or 9.1%, and $0.4 million, or 9.1%, respectively. These declines were primarily due to lost clients and lower volumes of sales from existing clients.

Operating Expenses

Three months ended March 31, 2020 vs. Three months ended March 31, 2019

Operating expenses were $45.6 million in the three months ended March 31, 2020, compared to $70.1 million in the three months ended March 31, 2019. Labor costs declined $9.7 million, or 28.9%, compared to the three months ended March 31, 2019, primarily due to lower payroll and consulting expense from lower revenue and our expense reduction efforts. Production and distribution expenses declined $9.8 million, or 42.4%, compared to the first quarter of 2019 primarily due to lower revenue and cost reduction initiatives. Advertising, Selling, General and Administrative expense decreased $1.5 million, or 20.4%, compared to the three months ended March 31, 2019, primarily due to $0.7 million lower professional services expense from audit fees and $0.7 million lower business services expense due to the reduction in IT services expense including data processing fees, software license fees and online service expenses. Depreciation, software and intangible asset amortization expense declined $0.3 million, or (22.3)%, compared to the prior year quarter, primarily due to lower capital expenditure.

The largest components of our operating expenses are labor, mail transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Mail transportation rates have increased over the last few years due to demand and supply fluctuations within the transportation industry. Future changes in mail transportation expenses will continue to impact our total production costs and total operating expenses and may have an impact on future demand for our supply chain management services.

Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Operating Loss

Three months ended March 31, 2020 vs. Three months ended March 31, 2019

Operating loss was $5.1 million in the three months ended March 31, 2020, compared to $10.9 million in three months ended March 31, 2019. The $5.8 million improvement was primarily driven by the impact of the restructuring activities with a $24.4 million decline in operating expenses which was partially offset by $18.6 million lower revenue.

Interest Expense, net

Three months ended March 31, 2020 vs. Three months ended March 31, 2019

Interest expense, net, in the three months ended March 31, 2020 increased $0.1 million compared to the three months ended March 31, 2019. This increase was primarily due to the lower interest income when compared to prior year period.

Other Income and Expense

Three months ended March 31, 2020 vs. Three months ended March 31, 2019

Other expense, net, decreased $0.8 million in the three months ended March 31, 2020, compared to the three months ended March 31, 2019 mainly due to lower currency revaluation and pension expense.

Income Taxes

Three months ended March 31, 2020 vs. Three months ended March 31, 2019

The income tax benefit of $11.3 million in the first quarter of 2020 represents an increase in benefit of $12.1 million when compared to the first quarter of 2019. Our effective tax rate was negative 183.1% for the first quarter of 2020, increasing from a rate of 6.2% for the first quarter of 2019. The effective income tax rate calculated for the three months ended March 31, 2020 differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowances recorded on our deferred tax assets for federal net operating losses incurred, as a result of the enactment of the CARES Act during the three months ended March 31, 2020.  These losses will be carried back to tax years when the federal statutory rate was 35%, resulting in additional tax benefit.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2020 and March 31, 2019 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent and restricted cash balances were $28.7 million and $34.1 million at March 31, 2020 and December 31, 2019, respectively. In addition, on April 20, 2020, the Company received PPP Loan proceeds in the amount of $10 million. We also expect to receive tax refunds of $8.8 million and $2.4 million in 2020 and 2021, respectively as a result of the change to the tax NOL carryback provisions in the CARES Act.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services, operating leases and unfunded pension plan benefit payments) and other cash needs for our operations for at least the next twelve months through a combination of cash on hand, cash flow from operations, and borrowings under the Texas Capital Credit Facility. Although the Company believes that it will be able to meet its cash needs for the foreseeable future, if unforeseen circumstances arise the Company may need to seek alternative sources of liquidity. To date, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or its ability to meet its obligations under the Texas Capital Credit Facility. We will continue to closely monitor the impact the COVID-19 pandemic has on the Company’s liquidity and assess whether any additional cost saving measures, including capital expenditure deferral or human capital decisions, are needed.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $4.0 million, compared to net cash used by operating activities of $2.9 million for the three months ended March 31, 2019. The $1.1 million year-over-year increase in cash used in operating activities was primarily due to an increase in cash used in working capital in the three months ended March 31, 2020 as compared to 2019.

Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2020, compared to the net cash used in investing activities of $1.1 million for the three months ended March 31, 2019. This change was mainly due to less capital expenditure activities in the three months ended March 31, 2020 as compared to 2019.

Financing Activities

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2020, compared to $4.1 million net cash provided by financing activities for the three months ended March 31, 2019. The $4.3 million year-over-year decrease was primarily due to the $4.5 million of borrowings under the Company’s Texas Capital Credit Facility in the first quarter of 2019.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of March 31, 2020 and 2019 were $2.2 million and $2.3 million, respectively.

Credit Facilities

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased our borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. On May 11, 2020, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC. We pay HHS Guaranty, LLC an annual fee of 0.5% of collateral actually pledged to secure the facility, which for the three months ended March 31, 2020 amounted to $0.1 million. As of March 31, 2020, $18.7 million was outstanding under the facility.

At March 31, 2020, we had letters of credit in the amount of $1.7 million outstanding. No amounts were drawn against these letters of credit at March 31, 2020  These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at March 31, 2020

As of March 31, 2020 and December 31, 2019, we had $18.7 million of borrowings outstanding under the Texas Capital Facility. As of March 31, 2020, we had the ability to borrow an additional $1.6 million under the facility.

On April 20, 2020, the Company received loan proceeds in the amount of $10 million under the Small Business Administration PPP.  The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable so long as, over the eight-week period following the receipt by the Company of the PPP Loan, the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP Loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

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

Critical Accounting Policies

Critical accounting policies are defined as those that, in our judgment, are most important to the portrayal of our Company’s financial condition and results of operations and which require complex or subjective judgments or estimates. Refer to the 2019 10-K for a discussion of our critical accounting policies.

Our Significant Accounting policies are described in Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statement.

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

The interest rate on the Texas Capital Credit Facility is variable based upon the prime rate or LIBOR and, therefore, is affected by changes in market interest rates. We estimate that a 100-basis point increase in market interest rates on the actual borrowings in 2019 would have an immaterial impact on our interest expense. At March 31, 2020, the company had $18.7 million of debt outstanding under the Texas Capital Credit Facility.  The nature and amount of our borrowings can be expected to fluctuate as a result of business requirements, market conditions, and other factors. Due to our overall debt level and cash balance at March 31, 2020, anticipated cash flows from operations, and the various financial alternatives available to us, we do not believe that we currently have significant exposure to market risks associated with an adverse change in interest rates. At this time, we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income (loss) in our Condensed Consolidated Statements of Comprehensive Income (Loss). Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). Transactions such as these amounted to $0.5 million in pre-tax currency transaction gains in the three months ended March 31, 2020. At this time, we are not party to any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

We do not enter into derivative instruments for any purpose. We do not speculate using derivative instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is set forth in Note L, Litigation and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2019 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended March 31, 2020 to the risk factors previously disclosed in the 2019 10-K.

The Company included the following risk factor in its Annual Report on Form 10-K for the year ended December 31, 2019 related to the COVID-19 pandemic.

   The COVID-19 pandemic may have a materially adverse effect on the Company’s business and operations.

The outbreak of diseases, such as the COVID-19 coronavirus, may adversely affect the Company’s business, financial position, results of operations, and cash flows. In March, 2020 the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has caused, and may continue to cause significant volatility in the global economic markets and our operating results may be subject to fluctuations based on general economic conditions and the extent to which COVID-19 ultimately impacts our business. While the pandemic and the resulting effects on the global economy have not material adversely affected our business to date, the deterioration of economic conditions could materially reduce our sales and profitability. Any financial distress of our customers due to declines in the global economy could result in reduced sales and decreased collectability of accounts receivable which would negatively impact our results of operations. Furthermore, the Company faces risks due to the evolving effect of COVID-19 on our employees, customers, suppliers, and third-party providers, including the impact of U.S. and foreign government actions taken to curtail the spread of the virus, including social distancing measures and restrictions on travel. In addition, if there was on outbreak of COVID-19 at one of our facilities, we may be required to temporarily close such facility.

Although we have developed and continue to develop plans to help mitigate the negative impact of the COVID-19 pandemic on our business, such efforts may not prevent our business from being materially adversely affected.  Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we could experience declines in revenues and profitability. Such impacts could be material to our consolidated financial statements in the second quarter and subsequent reporting periods. As the extent and nature of the COVID-19 pandemic are uncertain and we are unable to anticipate the complete effect the pandemic could have on our future operations, the severity of the business disruption and related financial impact from the COVID-19 pandemic cannot be reasonably estimated at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 11, 2020, we entered into the third amendment to the Texas Capital Credit Facility among the Company, as borrower, and Texas Capital Bank, National Association ("Texas Capital"), as lender, pursuant to which the maturity of the Texas Capital Credit Facility was extended by one year to April 17, 2022 and the borrowing capacity was decreased to $19.0 million. In connection with the amendment of the Texas Capital Credit Facility we executed an amended Revolving Promissory Note, dated May 11, 2020, governing borrowings under the facility.   The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.   In connection with the amendment to the Texas Capital Credit Facility we entered into a  second amendment to the security agreement, dated May 11, 2020, among the Company, the other grantors named therein and Texas Capital and a Second Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated May 11, 2020, among the Company and HHS Guaranty, LLC.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

*10.1(a)	Third Amendment to Credit Agreement, dated as of May 11, 2020

*10.1(b)	Revolving Promissory Note, dated as of May 11, 2020

*10.1(c)	Second Amendment to Security Agreement, dated May 11,2020

*10.1(d)	Second Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated May 11, 2020

*10.1(e)	Small Business Administration Paycheck Protection Program Loan Note, dated as of April 14, 2020

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Instance Document.

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

HARTE HANKS, INC.

May 14, 2020	/s/ Andrew B. Benett
Date	Andrew B. Benett
Executive Chairman and Chief Executive Officer

May 14, 2020	/s/ Laurilee Kearnes
Date	Laurilee Kearnes
Vice President, and Chief Financial Officer