Form 10-Q
period 2020-06-30
HARTE HANKS INC
filed 2020-08-14
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HRTH	OTCQX

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

The number of shares outstanding of each of the issuer’s classes of common stock as of July 15, 2020 was 6,478,599 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

For the Quarterly Period Ended June 30, 2020

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
In thousands, except per share and share amounts	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$30,083	$28,104
Restricted cash	6,354	6,018
Accounts receivable (less allowance for doubtful accounts of $1,135 at June 30, 2020 and $666 at December 31, 2019)	38,612	38,972
Contract assets	653	805
Inventory	377	354
Prepaid expenses	3,409	3,300
Prepaid taxes and income tax receivable	12,268	78
Other current assets	1,752	1,670
Total current assets	93,508	79,301
Property, plant and equipment (less accumulated depreciation of $109,157 at June 30, 2020 and $133,559 at December 31, 2019)	5,967	8,323
Right-of-use assets	16,112	18,817
Other assets	3,595	3,761
Total assets	$119,182	$110,202

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$17,574	$16,917
Accrued payroll and related expenses	4,627	4,215
Deferred revenue and customer advances	5,887	4,397
Customer postage and program deposits	9,636	9,767
Other current liabilities	2,712	2,619
Short-term debt	5,004	—
Short-term lease liabilities	7,282	7,616
Total current liabilities	52,722	45,531
Long-term debt	22,196	18,700
Pensions	68,637	70,000
Deferred tax liabilities, net	—	244
Long-term lease liabilities	12,217	13,078
Other long-term liabilities	3,027	2,609
Total liabilities	158,799	150,162

Preferred Stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,121,484 and 12,121,484 shares issued, 6,476,457 and 6,302,936 shares outstanding at June 30, 2020 and December 31, 2019, respectively	12,121	12,121
Additional paid-in capital	410,243	447,022
Retained earnings	796,700	797,817
Less treasury stock, 5,645,027 shares at cost at June 30, 2020 and 5,818,548 shares at cost at December 31, 2019	(1,206,426)	(1,243,509)
Accumulated other comprehensive loss	(61,978)	(63,134)
Total stockholders’ deficit	(49,340)	(49,683)
Total liabilities, Preferred Stock and stockholders’ deficit	$119,182	$110,202

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,
In thousands, except per share amounts	2020	2019
Operating revenues	$41,601	$54,686
Operating expenses
Labor	25,613	31,778
Production and distribution	10,518	17,816
Advertising, selling, general and administrative	5,093	7,127
Restructuring expense	5,219	3,281
Depreciation expense	1,043	1,297
Total operating expenses	47,486	61,299
Operating loss	(5,885)	(6,613)
Other expenses (income), net
Interest expense, net	298	388
Gain on contingent payment from 3Q	—	(5,000)
Other, net	1,570	1,854
Total other expenses (income), net	1,868	(2,758)
Loss before income taxes	(7,753)	(3,855)
Income tax benefit	(1,518)	(52)
Net loss	$(6,235)	$(3,803)
Less: Preferred Stock dividends	123	124
Loss attributable to common stockholders	$(6,358)	$(3,927)

Loss per common share
Basic	$(0.99)	$(0.63)
Diluted	$(0.99)	$(0.63)

Weighted average shares used to compute loss per share attributable to common shares
Basic	6,453	6,272
Diluted	6,453	6,272

Comprehensive loss, net of tax:
Net loss	$(6,235)	$(3,803)

Adjustment to pension liability, net:	609	549
Foreign currency translation adjustment	496	377
Total other comprehensive income, net of tax	$1,105	$926

Comprehensive loss	$(5,130)	$(2,877)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Six Months Ended June 30,
In thousands, except per share amounts	2020	2019
Operating revenues	$82,123	$113,836
Operating expenses
Labor	49,561	65,445
Production and distribution	23,764	40,816
Advertising, selling, general and administrative	11,041	14,602
Restructuring expense	6,585	7,787
Depreciation expense	2,164	2,740
Total operating expenses	93,115	131,390
Operating loss	(10,992)	(17,554)
Other expenses and (income), net
Interest expense, net	609	609
Gain on sale from 3Q Digital	—	(5,000)
Other, net	2,327	3,429
Total other expenses and (income), net	2,936	(962)
Loss before income taxes	(13,928)	(16,592)
Income tax (benefit) expense	(12,811)	738
Net loss	(1,117)	(17,330)
Less: Preferred stock dividends	247	246
Loss attributable to common stockholders	$(1,364)	$(17,576)

Loss per common share
Basic	$(0.21)	$(2.80)
Diluted	$(0.21)	$(2.80)

Weighted-average shares used to compute loss per share attributable to common shares
Basic	6,386	6,270
Diluted	6,386	6,270

Comprehensive income (loss)
Net loss	$(1,117)	$(17,330)

Adjustment to pension liability	1,218	1,099
Foreign currency translation adjustment	(62)	349
Adoption of ASU 2018-02	—	(11,355)
Total other comprehensive income (loss), net of tax	$1,156	$(9,907)

Comprehensive income (loss)	$39	$(27,237)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2018	$9,723	$12,115	$453,868	$812,704	$(1,251,388)	$(46,483)	$(19,184)
Cumulative effect of accounting change	—	—	—	11,377	—	(11,355)	22
Stock-based compensation	—	—	151	—	—	—	151
Treasury stock issued	—	—	(1,968)	—	1,984	—	16
Net loss	—	—	—	(13,527)	—	—	(13,527)
Other comprehensive income	—	—	—	—	—	522	522
Balance at March 31, 2019	$9,723	$12,115	$452,051	$810,554	$(1,249,404)	$(57,316)	(32,000)
Stock Option activities	—	6	(8)	—	—	—	(2)
Stock-based compensation	—	—	239	—	—	—	239
Treasury stock issued	—	—	(345)	—	343	—	(2)
Net loss	—	—	—	(3,803)	—	—	(3,803)
Other comprehensive income	—	—	—	—	—	926	926
Balance at June 30, 2019	$9,723	$12,121	$451,937	$806,751	$(1,249,061)	$(56,390)	$(34,642)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2019	$9,723	$12,121	$447,022	$797,817	$(1,243,509)	$(63,134)	$(49,683)
Stock-based compensation	—	—	223	—	—	—	223
Treasury stock issued	—	—	(29,667)	—	29,667	—	—
Net income	—	—	—	5,118	—	—	5,118
Other comprehensive income	—	—	—	—	—	51	51
Balance at March 31, 2020	$9,723	$12,121	$417,578	$802,935	$(1,213,842)	$(63,083)	$(44,291)
Stock-based compensation	—	—	81	—		—	81
Treasury stock issued	—	—	(7,416)	—	7,416	—	—
Net loss	—	—	—	(6,235)	—	—	(6,235)
Other comprehensive income	—	—	—	—	—	1,105	1,105
Balance at June 30, 2020	$9,723	$12,121	$410,243	$796,700	$(1,206,426)	$(61,978)	$(49,340)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
In thousands	2020	2019
Cash flows from operating activities
Net loss	$(1,117)	$(17,330)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation expense	2,164	2,740
Restructuring	3,030	4,991
Stock-based compensation	318	424
Net pension cost	261	1,379
Deferred income taxes	(650)	576
Changes in assets and liabilities:
Decrease in accounts receivable, net and contract assets	389	14,592
(Increase) decrease in inventory	(23)	39
(Increase) decrease in prepaid expenses, income tax receivable and other assets	(11,940)	18,223
Decrease (increase) in accounts payable and accrued expenses	472	(11,630)
Decrease (increase) in accrued payroll, deferred revenue, lease liabilities and other long-term liabilities	(349)	1,323
Net cash (used in) provided by operating activities	(7,445)	15,327

Cash flows from investing activities
Purchases of property, plant and equipment	(25)	(1,306)
Proceeds from sale of property, plant and equipment	1,813	15
Net cash provided by (used in) investing activities	1,788	(1,291)

Cash flows from financing activities
Borrowings	10,000	4,500
Repayment of borrowings	(1,500)	—
Debt financing costs	(275)	(328)
Issuance of common stock	—	(2)
Issuance of treasury stock	—	14
Payment of finance leases	(191)	(451)
Net cash provided by financing activities	8,034	3,733

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	349
Net increase in cash and cash equivalents and restricted cash	2,315	18,118
Cash and cash equivalents and restricted cash at beginning of period	34,122	20,882
Cash and cash equivalents and restricted cash at end of period	$36,437	$39,000

Supplemental disclosures
Cash paid for interest	$328	$411
Cash received for income taxes, net of payments	$44	$19,465
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$2,244	$609

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

The Company is closely monitoring the impact of the 2019 novel coronavirus (“COVID-19”) on all aspects of its business. In connection with the pandemic, some of our customers have reduced the amount of work we provide to them while other customers have requested accommodations including extensions of payment or restructuring of agreements.  In addition, some of our customers have declared bankruptcy and we expect additional customers to file for bankruptcy in the coming months.  We have also seen a number of wins for our contact centers solutions services as well as increased volume for existing customers as a result of the environment caused by the pandemic including an increased need for contact center services in the current economy. While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, the pandemic has caused significant volatility in the global markets and has caused many companies to slow production or find alternative means for employees to perform their work. It is possible that the COVID-19 pandemic, the measures taken by governments around the globe and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as the financial stability of its customers. The COVID-19 pandemic may also exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition, or future results. Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a further discussion on COVID-19 and the risks the Company currently faces.

Related Party Transactions

From 2016 to 2020, we conducted business with Wipro, whereby Wipro provided us with a variety of technology-related services. We have since terminated all service agreements.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro’s option into 1,001,614 shares, or 16% of our Common Stock as of January 30, 2018), for aggregate consideration of $9.9 million. For information pertaining to the Company’s Series A Preferred Stock, See Note E, Convertible Preferred Stock.

In the third quarter of 2019, we entered into a business relationship with Snap Kitchen, the founder of which is a 9% owner of Harte Hanks. Amounts earned from Snap Kitchen during the three months ended 2020 were immaterial.

Accounting Principles

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Harte Hanks Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “ 2019 10-K”) filed with the U.S. Securities and Exchange Commission (the "SEC") on March 19, 2020.

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

Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive Income (Loss)

The “Labor” line in the Condensed Consolidated Statements of Comprehensive Income (Loss) includes all employee payroll and benefits costs, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization.

Revenue Recognition

We recognize revenue upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for such products or services based on the relevant contract. We apply the following five-step revenue recognition model:

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

Revenue from agency and digital services, direct mail, logistics, fulfillment and contact center is recognized as the work is performed. Fees for these services are determined by the terms set forth in each such contract. These fees are typically set at a fixed price or rate by transaction occurrence, service provided, time spent, or product delivered.

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents and restricted cash, accounts receivable, trade payable, and long-term debt.

Leases

We determine if an arrangement is a lease at its inception. Operating and finance leases are included in the lease right-of-use (“ROU”) assets and the current portion and long-term portion of lease obligations on our condensed consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease, which are included in the lease ROU assets when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain real estate leases, we account for the lease and non-lease components as a single lease component.

During the three months ended June 30 2020, we modified the terms of some of our existing leases.  We accounted for such changes as lease modifications under ASC Topic 842 which resulted in the re-measurement of the related ROU assets and lease liabilities.

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

Recently adopted accounting pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting Summary”.  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates are widely used benchmarks or reference rates in the United States and globally.  With global capital markets expected to move away from LIBOR and other inter-bank offered rates and toward more observable or transaction based rates that are less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition.  The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  This ASU is effective March 12, 2020 through December 31, 2022.  We adopted this ASU on March 12, 2020 and it did not have a  material impact on our condensed consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendment ASU 2018-11, which requires all operating leases to be recorded on the balance sheet unless the practical expedient is elected for short-term operating leases. The lessee will record a liability for its lease obligations (initially measured at the present value of the future lease payments not yet paid over the lease term), and an asset for its right to use the underlying asset equal to the lease liability, adjusted for lease payments made at or before lease commencement). This ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This change is required to be applied using a modified retrospective approach for leases that exist or are entered after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. In July 2018, the FASB approved an optional transition method to initially account for the impact of the adoption with a cumulative-effect adjustment to the January 1, 2019, rather than the January 1, 2017, financial statements. This would eliminate the need to restate amounts presented prior to January 1, 2019.

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

The standard had a material impact on our condensed consolidated balance sheets, but did not have an impact on our Condensed Consolidated Statements of Comprehensive Income (Loss) or cash flows from operations. The cumulative effect of the changes on our retained earnings was $22,000 associated with capital gain. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Our accounting for finance leases remained substantially unchanged. See Note D, Leases for further discussion.

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

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At June 30, 2020 and December 31, 2019, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by vertical market and key revenue stream. The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019 by our key vertical markets:

In thousands	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
B2B	$14,200	$11,074	$25,412	$23,859
Consumer Brands	12,586	11,888	23,640	24,051
Financial Services	6,877	12,250	14,982	25,215
Healthcare	3,964	5,061	8,172	9,689
Retail	3,361	10,639	8,622	22,949
Transportation	613	3,774	1,295	8,073
Total Revenues	$41,601	$54,686	$82,123	$113,836

The nature of the services offered by each key revenue stream is different. The following tables summarize revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019 by our four major revenue streams and the pattern of revenue recognition:

	Three Months Ended June 30, 2020
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$4,543	$97	$4,640
Contact Centers	18,437	—	18,437
Database Marketing Solutions	4,403	721	5,124
Direct Mail, Logistics, and Fulfillment	10,942	2,458	13,400
Total Revenues	$38,325	$3,276	$41,601

	Three Months Ended June 30, 2019
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$6,314	$92	$6,406
Contact Centers	16,332	—	16,332
Database Marketing Solutions	5,367	580	5,947
Direct Mail, Logistics, and Fulfillment	22,340	3,661	26,001
Total Revenues	$50,353	$4,333	$54,686

	Six Months Ended June 30, 2020
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$9,473	$236	$9,709
Contact Centers	30,242	—	30,242
Database Marketing Solutions	9,005	1,303	10,308
Direct Mail, Logistics, and Fulfillment	26,367	5,497	31,864
Total Revenues	$75,087	$7,036	$82,123

	Six Months Ended June 30, 2019
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$12,507	$131	$12,638
Contact Centers	32,070	—	32,070
Database Marketing Solutions	11,473	1,366	12,839
Direct Mail, Logistics, and Fulfillment	47,078	9,211	56,289
Total Revenues	$103,128	$10,708	$113,836

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

Agency & Digital Services

Our agency services include full-service, customer engagement agencies specializing in direct and digital communications for both consumer and business-to-business markets. Our digital solutions integrate online services within the marketing mix and include: search engine management, display, digital analytics, website development and design, digital strategy, social media, email, e-commerce, and interactive relationship management. Our contracts may include a promise to purchase media or acquire search engine marketing solutions on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize the net consideration as revenue.

Most agency and digital services performance obligations are satisfied over time and often offered on a project basis. We have concluded that the best approach of measuring the progress toward completion of the project-based performance obligations is the input method based on costs or labor hours incurred to date dependent upon whether costs or labor hours more accurately depict the transfer of value to the customer.

The variable consideration in these contracts primarily relates to time and material-based services and reimbursable out-of-pocket travel costs, both of which are estimated using the expected value method. For time and material-based contracts, we use the “as invoiced” practical expedient.

Contact Centers

We operate tele-service workstations in the United States, Asia, and Europe to provide advanced contact center solutions such as: speech, voice and video chat, integrated voice response, analytics, social cloud monitoring, and web self-service.

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

Database Marketing Solutions

Our solutions are built around centralized marketing databases with services rendered to build custom databases, database hosting services, customer or target marketing lists and data processing services.

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

Direct Mail, Logistics, and Fulfillment

Our services, delivered internally and with our partners, include: digital printing, print on demand, advanced mail optimization, logistics and transportation optimization, tracking, commingling, shrink wrapping, and specialized mailings. We also maintain fulfillment centers where we provide custom kitting services, print on demand, product recalls, and freight optimization, thereby allowing our customers to distribute literature and other marketing materials.

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. As we do not deem these activities as transferring a separate promised service, the receipt of such fees represents advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts). The balance of upfront non-refundable fees collected from customers was immaterial as of June 30, 2020 and 2019.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of June 30, 2020, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of June 30, 2020 and December 31, 2019:

In thousands	June 30, 2020	December 31, 2019
Contract assets	$653	$805
Deferred revenue and customer advances	5,887	4,397
Deferred revenue, included in other long-term liabilities	776	886

Revenue recognized during the six months ended June 30, 2020 from amounts included in deferred revenue at December 31, 2019 was approximately $3.8 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.6 million as of June 30, 2020. For the periods presented, no impairment was recognized.

Note D - Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach with optional transition method. The Company recorded operating lease assets (right-of-use assets) of $22.8 million and operating lease liabilities of $23.9 million. There was minimal impact to retained earnings upon adoption of Topic 842.

We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). Our leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

As of June 30, 2020, assets recorded under finance and operating leases were approximately $1.0 million and $15.1 million respectively, and accumulated depreciation associated with finance leases was $0.5 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

During the three months ended June 30 2020, we modified the terms of some of our existing leases which resulted in the re-measurement of the related ROU assets and lease liabilities. We also exercised early termination options and impaired a lease for a facility we are vacating. The resulting impairment and early termination charges are included in our restructuring expenses in the three months ended June 30, 2020.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of June 30, 2020
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$15,078	$1,034	$16,112

Liabilities
Short-term lease liabilities	6,967	315	7,282
Long-term lease liabilities	11,736	481	12,217
Total Lease Liabilities	$18,703	$796	$19,499

In thousands	As of December 31, 2019
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$17,679	$1,138	$18,817

Liabilities
Short-term lease liabilities	7,226	390	7,616
Long-term lease liabilities	12,514	564	13,078
Total Lease Liabilities	$19,740	$954	$20,694

For the three and six months ended June 30, 2020 and 2019, the components of lease expense were as follows:

In thousands	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating lease cost	$2,119	$2,378

Finance lease cost:
Amortization of right-of-use assets	65	86
Interest on lease liabilities	13	19
Total Finance lease cost	78	105
Variable lease cost	722	840
Total lease cost	$2,919	$3,323

In thousands	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost	$4,484	$4,593

Finance lease cost:
Amortization of right-of-use assets	132	150
Interest on lease liabilities	27	38
Total Finance lease cost	159	188
Variable lease cost	1,642	1,377
Total lease cost	$6,285	$6,158

Other information related to leases was as follows:

In thousands	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,661	$8,631
Operating cash flows from finance leases	23	38
Financing cash flows from finance leases	191	451

Weighted Average Remaining Lease term

Operating leases	3.2	3.5
Finance leases	3.0	3.0

Weighted Average Discount Rate
Operating leases	4.66%	4.74%
Finance leases	6.34%	6.91%

The maturities of the Company’s finance and operating lease liabilities as of June 30, 2020 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
Remainder of 2020	$7,633	$346
2021	5,303	227
2022	3,771	190
2023	2,865	88
2024	562	12
2025	—	—
Total future minimum lease payments	20,134	863
Less: Imputed interest	1,431	67
Total lease liabilities	$18,703	$796

As of June 30, 2020, we have one operating lease that has not yet commenced.

Note E - Convertible Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 1.0 million shares of preferred stock. On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro, LLC (as further described in Note A above under the heading “Securities Purchase Agreement”) at an issue price of $1,000 per share, for gross proceeds of $9.9 million pursuant to a Certificate of Designation filed with the State of Delaware on January 29, 2018. We incurred $0.2 million of transaction fees in connection with the issuance of the Series A Preferred Stock which are netted against the gross proceeds of $9.9 million on our Condensed Consolidated Financial Statements.

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

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction, shares of Series A Preferred Stock which have not been otherwise converted to common stock, shall be entitled to receive dividends that accrue at a rate of (i) 5.0% each year, or (ii) the rate that cash dividends are paid in respect of shares of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5.0%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors (the “Board”). Dividends are payable solely upon a Liquidation, and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of June 30, 2020, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $1.2 million or $120.89 per share of Series A Preferred Stock.

Conversion

At the option of the holders of Series A Preferred Stock, shares of Series A Preferred Stock may be converted into Common Stock at a rate of 100.91 shares of Common Stock for one share of Series A Preferred Stock, subject to certain future adjustments.

Voting and Other Rights

The Series A Preferred Stock does not have voting rights, except as otherwise required by law. Other rights afforded the holders of Series A Preferred Stock, under defined circumstances, include the election and removal of one member of the Board as a separate voting class, the ability to approve certain actions of the Company prior to execution, and preemptive rights to participate in any future issuance of new securities. In addition, under certain circumstances, the holder of the Series A Preferred Stock is entitled to appoint an observer to our Board. The holder of the Series A Preferred Stock has elected to exercise its observer appointment rights but has not exercised its right to appoint the board member.

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of June 30, 2020.

Note F — Long-Term Debt

In thousands	June 30, 2020	December 31, 2019
Revolving credit facility	$17,200	$18,700
Paycheck Protection Program Term Note	10,000	—
Total debt	27,200	18,700
Less: current portion of long-term debt	(5,004)	—
Long-term debt	$22,196	$18,700

Credit Facility

As of June 30, 2020 and December 31, 2019, we had $17.2 million and $18.7 million borrowings outstanding under the Texas Capital Credit Facility (as defined below), respectively. As of June 30, 2020, we had the ability to borrow an additional of $0.1 million under the facility.

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A (“Texas Capital Bank”), that provided a $20.0 million revolving credit facility (the “Texas Capital Credit Facility”) and for letters of credit issued by Texas Capital Bank up to $5.0 million. The Texas Capital Credit Facility is being used for general corporate purposes. The Texas Capital Credit Facility is secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The Texas Capital Credit Facility is guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).

Under the Texas Capital Credit Facility, we can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrue interest at 0.50%. We are required to pay a quarterly fee of 0.5% as consideration for the guarantee to HHS Guaranty, LLC of the value of the collateral it actually pledged to secure the facility, which for the three months ended June 30, 2020 amounted to $0.1 million.

The Texas Capital Credit Facility is subject to customary covenants requiring insurance, legal compliance, payment of taxes, prohibition of second liens, and secondary indebtedness, as well as the filing of quarterly and annual financial statements. The Company has been in compliance of all the requirements.

The Texas Capital Credit Facility originally had an expiration date of April 17, 2019, at which point all outstanding amounts would have been due. On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into a second amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. On May 11, 2020, we entered into a third amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.

At June 30, 2020, we had letters of credit outstanding in the amount of $1.7 million. No amounts were drawn against these letters of credit at June 30, 2020. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile liability, and general liability.

Paycheck Protection Program Term Note

On April 14, 2020, the Company entered into a promissory note with Texas Capital Bank,  for an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Term Note is guaranteed by the United States Small Business Administration.

The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in October 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The proceeds may be used to maintain payroll or make certain covered interest payments, lease payments and utility payments. Under the terms of the CARES Act, the Company can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of certain covered interest, lease and utility payments.

At this time, the Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are not in a position to estimate the timing of the completion of the forgiveness process. We have elected to classify the principal balance of the PPP Term Note within both Short-term and Long-term debt, net, on the condensed consolidated balance sheet as of June 30, 2020. Under the existing terms of the PPP Term Note, if no forgiveness were granted, approximately $5.0 million of the principal amount would be due within twelve months from June 30, 2020.

Note G — Stock-Based Compensation

We maintain stock incentive plans for the benefit of certain officers, directors, and employees, including the 2013 Equity Incentive Plan (the “2013 Plan”). We recently established our 2020 Equity Incentive Plan (the "2020" plan) which will take the place of the 2013 Plan going forward. Any shares of Common Stock that remain eligible for issuance under the 2013 Plan will now be eligible for issuance under the 2020 Plan. Our stock incentive plans include stock options, cash stock appreciation rights, performance stock units, phantom stock units and cash performance stock units. Our cash stock appreciation rights, phantom stock units and cash performance stock units settle solely in cash and are treated as a liability, which are adjusted each reporting period based on changes in our stock price.

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income (Loss). We recognized $0.1 million and $0.3 million of stock-based compensation expense during the three months ended June 30, 2020 and 2019, respectively. We recognized $0.3 million and $0.4 million of stock-based compensation expense during the six months ended June 30, 2020 and 2019, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Interest cost	$1,473	$1,813	$2,946	$3,626
Expected return on plan assets	(1,384)	(1,111)	(2,768)	(2,222)
Recognized actuarial loss	812	733	1,624	1,466
Net periodic benefit cost	$901	$1,435	$1,802	$2,870

We are required to make $6.0 million minimum contribution to our Qualified Pension Plan in 2020.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.9 million and $0.4 million in the six months ended June 30, 2020 and June 30, 2019, respectively.

Note I - Income Taxes

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“ NOLs”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.

Our income tax benefit of $1.5 million for the three months ended June 30, 2020 resulted in an effective income tax rate of 19.6%. Our income tax benefit of $12.8 million for the six months ended June 30, 2020 resulted in an effective income tax rate of 92.0%. The effective income tax rate for the three and six months ended June 30, 2020 differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowances recorded on our deferred tax assets for federal net operating losses incurred as a result of the enactment of the CARES Act during the three and six months ended June 30, 2020. These losses will be carried back to tax years when the federal statutory rate was 35%, resulting in an additional tax benefit.

Our income tax benefit of $52 thousand for the three months ended June 30, 2019 resulted in an effective income tax rate of 1.3%. Our income tax expense of $0.7 million for the six months ended June 30, 2019 resulted in a negative income tax rate of 4.4%. The effective income tax rate for the three and six months ended June 30, 2019 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the six months ended June 30, 2020 and June 30, 2019 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate.

Effective January 1, 2019 we adopted ASU 2018-02 which allows a reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the reduction of the U.S. federal statutory income tax rate from 35% to 21% due to the enactment of the Tax Reform Act. As a result of the adoption, we reclassified $11.4 million of stranded tax effects from accumulated other comprehensive income to retained earnings.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2014. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2016.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at June 30, 2020 or December 31, 2019.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2020	2019
Numerator:
Net loss	$(6,235)	$(3,803)
Less: Preferred stock dividends	123	124
Numerator for basic EPS: loss attributable to common stockholders	(6,358)	(3,927)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,453	6,272

Diluted EPS denominator	6,453	6,272

Basic loss per Common Share	$(0.99)	$(0.63)
Diluted loss per Common Share	$(0.99)	$(0.63)

For the three months ended June 30, 2020 and 2019, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 0.1 million and 0.1 million shares of anti-dilutive market price options; 0.3 million and 0.2 million of anti-dilutive unvested shares; and 1.0 million and 1.0 million shares of anti-dilutive preferred stock (as if converted).

	Six Months Ended June 30,
In thousands, except per share amounts	2020	2019
Numerator:
Net loss	$(1,117)	$(17,330)
Less: Preferred stock dividend	247	246
Numerator for basic EPS: loss attributable to common stockholders	(1,364)	(17,576)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,386	6,270

Diluted EPS denominator	6,386	6,270

Basic loss per Common Share	$(0.21)	$(2.80)
Diluted loss per Common Share	$(0.21)	$(2.80)

For the six months ended June 30, 2020 and 2019, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 0.1 million and 0.3 million shares of anti-dilutive market price options; 0.4 million and 0.2 million of anti-dilutive unvested shares; and 1.0 million and 0 shares of anti-dilutive preferred stock (as if converted).

Note K — Comprehensive income (loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Net loss	$(6,235)	$(3,803)	$(1,117)	$(17,330)

Other comprehensive income (loss):
Adjustment to pension liability	812	732	1,624	1,465
Tax expense	(203)	(183)	(406)	(366)
	609	549	1,218	1,099
Foreign currency translation adjustment, net of tax	496	377	(62)	349
Adoption of ASU 2018-2	—	—	—	(11,355)
Total other comprehensive income (loss), net of tax	1,105	926	1,156	(9,907)

Total comprehensive income (loss)	$(5,130)	$(2,877)	$39	$(27,237)

Changes in accumulated other comprehensive loss by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2019	$(63,887)	$753	$(63,134)
Other comprehensive loss, net of tax, before reclassifications	—	(62)	(62)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive income	1,218	—	1,218
Net current period other comprehensive income (loss), net of tax	1,218	(62)	1,156
Balance at June 30, 2020	$(62,669)	$691	$(61,978)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2018	$(46,584)	$101	$(46,483)
Other comprehensive loss, net of tax, before reclassifications	—	349	349
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	1,099	—	1,099
Adoption of ASU 2018-02	(11,355)	—	(11,355)
Net current period other comprehensive income (loss), net of tax	(10,256)	349	(9,907)
Balance at June 30, 2019	$(56,840)	$450	$(56,390)

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

Note M — Certain Relationships and Related Party Transactions

From 2016 to 2020, we conducted business with Wipro, whereby Wipro provided us with a variety of technology-related services. We have since terminated all service agreements.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro’s option into 1,001,614 shares, or 16% of our Common Stock), for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

During the three and six months ended June 30, 2020, we recorded no revenue from services we provided to Wipro.  During the three and six months ended June 30, 2019, we recorded an immaterial amount of revenue for services we provided to Wipro.

During the three months ended June 30, 2020 and 2019, we recorded $77,000 and $2.4 million of expense, respectively, in technology-related services Wipro provided to us. During the three months ended June 30, 2020, we came to an agreement with Wipro regarding a termination fee which resulted in a $0.3 million credit to a previously accrued amount and agree the termination of all services provided to us by Wipro. During the six months ended June 30, 2020, we recorded $0.3 million expense which was offset by a $0.3 million credit arising from the reduction of the previously accrued termination amount mentioned above. During the six months ended June 30, 2019, we recorded $8.6 million of expense in technology-related services and lease expense for a facility Wipro provided to us.

As of June 30, 2020 and December 31, 2019, we had trade payables due to Wipro of $0.7 million and $1.5 million respectively.  As of June 30, 2020 and December 31, 2019, we had an immaterial amount in trade receivables due from Wipro.

In the third quarter of 2019, we entered into a business relationship with Snap Kitchen, the founder of which is a 9% owner of Harte Hanks.  We recorded $13,000 and $337,000 of revenue earned from them in the three and six months ended June 30, 2020.

As described in Note F, Long-Term Debt, the Company’s Texas Capital Credit Facility is secured by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of our founders). Pursuant to the Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated January 9, 2018, between HHS Guaranty, LLC and the Company, HHS Guaranty, LLC has the right to appoint one representative director to the Board. Currently, David L. Copeland serves as the HHS Guaranty, LLC representative on the Board.

Note N — Sale of Direct Mail Equipment

On April 24, 2020, we sold the majority of the production equipment from our Jacksonville facility to Summit Direct Mail Inc. (“Summit”) for $1.5 million.  In addition, the Company entered into a strategic partnership with Summit, pursuant to which the Company will manage client relationships and Summit will perform the direct mail campaigns under our direction.  We act as principal in these transactions, and will account for the associated revenue on a gross basis.

The Company is well positioned to provide the full suite of marketing solutions to Summit customers and will leverage the expanded print and direct mail capabilities provided by the partnership with Summit to grow our business.

As a result of this sale, we booked a $1.9 million impairment charge on our Jacksonville facility and recognized a $1.2 million capital loss from fixed asset disposal associated with the Summit deal.  These expenses were included in our restructuring expense in the three months ended June 30, 2020.

Note O — Restructuring Activities

In 2019, our management team, along with members of the Board, formed a project committee focused on cost-saving initiatives and other restructuring efforts. This committee reviewed each of our business segments and other operational areas to identify both one-time and recurring cost-saving opportunities.  In 2020, our management team continues to review and adjust our cost structure and operating footprint, optimize our operations, and invest in improved technology.

In the three months ended June 30, 2020 and 2019 we recorded restructuring charges of $5.2 million and $3.3 million respectively.  The charges for the three months ended June 30, 2020 included $2.6 million of lease impairment and termination charges related to our exit of direct mail facilities and $1.2 million in capital losses from asset disposal associated with the Summit deal as well as severance charges.  The charges for the three months ended June 30, 2019 were primarily related to a $1.8 million impairment charge on our long-term customer databases and a $0.6 million asset impairment charge as well as $0.5 million severance expense.

In the six months ended June 30, 2020 and 2019, we recorded restructuring charges of $6.6 million and $7.8 million respectively. The charges for the six months ended June 30, 2020 included $3.0 million of lease impairment charges related to our exit of direct mail facilities and $1.1 million in capital losses from asset disposal associated with the Summit deal as well as $1.4 million severance charges.  The charges for the six months ended June 30, 2019 were primarily related to a $4.0 million impairment charge on our long-term customer databases and a $2.1 million contract termination fee as well as $0.6 million asset impairment charge and $0.6 million severance expense.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Customer database build write off	$-	$1,845	$-	$4,035
Contract termination fee	—	—	—	2,100
Adjustment to Contract termination fee	(306)	—	(306)	—
Severance	997	496	1,411	644
Facility, asset impairment and other expense
Lease impairment and termination expense	2,626	—	2,974	68
Fixed Asset disposal and impairment charges	1,160	632	1,140	632
Facility and other expenses	742	308	1,366	308
Total facility, asset impairment and other expense	4,528	940	5,480	1,008

Total	$5,219	$3,281	$6,585	$7,787

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Three Months Ended June 30, 2020
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$1,491	$460	$7	$1,958
Additions:	—	997	1,887	2,884
Payments and adjustments	(796)	(682)	(1,892)	(3,370)
Ending Balance:	$695	$775	$2	$1,472

In thousands	Six Months Ended June 30, 2020
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$1,491	$360	$70	$1,921
Additions	—	1,411	2,568	3,979
Payments and adjustments	(796)	(996)	(2,636)	(4,428)
Ending balance:	$695	$775	$2	$1,472

In thousands	Three Months Ended June 30, 2019
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$68	$—	$68
Additions	2,100	496	38	2,634
Payments	—	(304)	—	(304)
Ending Balance:	$2,100	$260	$38	$2,398

	For the Six Months Ended June 30, 2019
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$—	$—	$—
Additions	2,100	644	38	2,782
Payments	—	(384)	—	(384)
Ending Balance:	$2,100	$260	$38	$2,398

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $20.9 million through the end of 2020. We recognized $6.6 million of restructuring expense in the six months ended June 30, 2020 and recognized $11.8 million of restructuring expense in the year ended December 31, 2019.  We expect to incur $2.5 million of restructuring charges through the end of 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the 1934 Act, as amended. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or “the negative thereof” or similar words of similar meaning. Examples include statements regarding (1) the impact the COVID-19 pandemic has had and the anticipated impact it will have on our business, strategies and initiatives, (2) the impact of restructuring activities and other adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve and on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition, disposition, and development plans, (7) expectations regarding legal proceedings and other contingent liabilities, (8) the impact of recent tax reform legislation on our results of operations, and (9) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, Part II, Item 1a. “ Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview

The following MD&A is intended to help the reader understand the results of operations and financial condition of Harte Hanks. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2019 10-K. Our 2019 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.

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

We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature, and as a consequence are easier for our clients to reduce in the short-term than other expenses. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to our clients, among other factors. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs.

We continued to face a challenging competitive environment in 2020. The sale of our Direct Mail Equipment to Summit in April 2020, together with our restructuring activities, have and will continue to result in a decrease of recurring expenses. These are all parts of our efforts to prioritize our investments and focus on our core business of optimizing the journey of our customers’ clients across an omni-channel delivery platform. We expect these actions will continue to enhance our liquidity and financial flexibility. For additional information, see “Liquidity and Capital Resources” section.

COVID-19

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus among our employees, including suspending all non-essential employee travel worldwide, temporarily closing the majority of our domestic and foreign offices, extensively and frequently disinfecting our offices that remain open, enforcing social distancing to the extent possible and requiring the majority of our employees to work remotely. These measures will remain in effect until we can safely re-open our offices.

In the second quarter of 2020, we continue to closely monitor the impact of the pandemic on all aspects of our business, including how the pandemic continues to impact our customers, employees, suppliers, vendors and our business partners, as well as how it has impacted our liquidity and compliance with our credit agreement.

In connection with the pandemic, some of our customers have reduced the amount of work we provide to them while other customers have requested accommodations including extensions of payment or restructuring of agreements.  In addition, some of our customers have declared bankruptcy and we expect additional customers to file for bankruptcy in the coming months.  We have also seen a number of wins for our contact centers solutions services as well as increased volume for existing customers as a result of the environment caused by the pandemic including an increased need for contact center services in the current economy. While the pandemic has not had a material effect on our business, liquidity or ability to comply with covenants to date, given the dynamic nature of the pandemic, we may experience material impacts in the future. We recommend that you review  “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a further discussion on COVID-19.

Recent Developments

Restructuring Activities

In 2019, our management team, along with members of the Board, formed a project committee focused on our cost-saving initiatives and other restructuring efforts. This committee reviewed each of our business lines and other operational areas to identify both one-time and recurring cost-saving opportunities. In 2020, our management team continues to review and adjust our cost structure and operating footprint, optimize our operations, and invest in improved technology.

In the three and six months ended June 30, 2020, we recorded restructuring charges of $5.2 million and $6.6 million, respectively. These charges were mainly related to lease termination and impairment charges, fixed asset impairment and disposal charges and other facility related expenses as well as severance payments.

We expect that in connection with our cost-saving restructuring initiatives, we will incur total restructuring charges of approximately $20.9 million through the end of 2020. We recognized $6.6 million of restructuring expense in the six months ended June 30, 2020 and $11.8 million of restructuring expense in the year ended December 31, 2019. We expect to incur $2.5 million of restructuring charges through the end of 2020.

Sale of production equipment of Jacksonville facility and strategic partnership with Summit

On April 24, 2020, we sold the majority of the production equipment from our Jacksonville facility to Summit Direct Mail Inc.(“Summit”) for $1.5 million. In addition, the Company entered into a strategic partnership with Summit, pursuant to which the Company will manage client relationships and Summit will perform the direct mail campaigns.  The Company is well positioned to provide the full suite of marketing solutions to Summit customers and will leverage the expanded print and direct mail capabilities provided by the partnership with Summit to grow our business.

As a result of this sale, we booked a $1.9 million impairment charge on our Jacksonville facility and recognized a $1.2 million capital loss from fixed asset disposal associated with the Summit deal.  These expenses were included in our restructuring expense in the three months ended June 30, 2020.

Paycheck Protection Program Term Note

On April 14, 2020, the Company entered into a promissory note with Texas Capital Bank,  for an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (“PPP Term Note”) under the CARES Act. The PPP Term Note is guaranteed by the United States Small Business Administration.

The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in October 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The proceeds may be used to maintain payroll or make certain covered interest payments, lease payments and utility payments. Under the terms of the CARES Act, the Company can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of certain covered interest, lease and utility payments.

At this time, the Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are not in a position to estimate the timing of the completion of the forgiveness process. We have elected to classify the principal balance of the PPP Term Note within both Short-term and Long-term debt, net, on the condensed consolidated balance sheet as of June 30, 2020. Under the existing terms of the PPP Term Note, if no forgiveness were granted, approximately $5.0 million of the principal amount would be due within twelve months.

Texas Capital Credit Facility

On May 11, 2020, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased availability under the facility to $19 million.

Results of Operations

Operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except percentages	2020	2019	% Change	2020	2019	% Change
Revenues	$41,601	$54,686	(23.9)%	$82,123	$113,836	(27.9)%
Operating expenses	47,486	61,299	(22.5)%	93,115	131,390	(29.1)%
Operating Loss	$(5,885)	$(6,613)	11.0%	$(10,992)	$(17,554)	(37.4)%

Operating margin	(14.1)%	(12.1)%		(13.3)%	(15.4)%

Loss before taxes	$(7,753)	$(3,855)	101.1%	$(13,928)	$(16,592)	(16.1)%

Diluted loss per common share from operations	(0.99)	(0.63)	57.1%	(0.21)	(2.80)	(92.5)%

Revenues

Three months ended June 30, 2020 vs. Three months ended June 30, 2019

Revenues declined $13.1 million, or 23.9%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019. These results reflect the impact of declines in most of our industry verticals. Revenues declined in our retail, financial services, transportation, and healthcare verticals by $7.3 million, or 68.4%, $5.4 million, or 43.9%, $3.2 million, or 83.8%, and $1.1 million, or 21.7%, respectively. These declines were primarily due to lost clients and lower volumes of sales from existing clients. These declines were partially offset by the increase in B2B and consumer brands verticals by $3.1 million, or 28.2%, and $0.7 million or 5.9%, respectively, as a result of increased demand.

Six months ended June 30, 2020 vs. Six months ended June 30, 2019

Revenues declined $31.7 million, or 27.9%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019. These results reflect the impact of declines in most of our industry verticals. Revenues declined in our retail, financial services, transportation, healthcare and consumer brands verticals by $14.3 million, or 62.4%, $10.2 million, or 40.6%, $6.8 million, or 84.0%, $1.5 million, or 15.7%,and $0.4 million or 1.7%, respectively. These declines were primarily due to lost clients and lower volumes of sales from existing clients. These declines were partially offset by the increase in the B2B vertical of $1.6 million, or 6.5%.

Operating Expenses

Three months ended June 30, 2020 vs. Three months ended June 30, 2019

Operating expenses were $47.5 million in the three months ended June 30, 2020, compared to $61.3 million in the three months ended June 30, 2019. Production and distribution expenses declined $7.3 million, or 41.0%, compared to the second quarter of 2019 primarily due to lower revenue and cost reduction initiatives. Labor costs declined $6.2 million, or 19.4%, compared to the three months ended June 30, 2019, primarily due to lower payroll and consulting expense from lower revenue and our expense reduction efforts. Advertising, Selling, General and Administrative expense decreased $2.0 million, or 28.5%, compared to the three months ended June 30, 2019, primarily due to $0.6 million lower business services expense, $0.5 million of lower facility service expenses as well as $0.3 million of lower employee expenses associated with lower revenue.  Depreciation expense declined $0.3 million, or 22.5%, compared to the prior year quarter, primarily due to lower capital expenditures.

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

Six months ended June 30, 2020 vs. Six months ended June 30, 2019

Operating expenses were $93.1 million in the six months ended June 30, 2020, compared to $131.4 million in the six months ended June 30, 2019. Production and distribution expenses declined $17.1 million, or 41.8%, compared to the second quarter of 2019 primarily due to lower revenue and cost reduction initiatives.  Labor costs declined $15.9 million, or 24.3%, compared to the six months ended June 30, 2019, primarily due to lower payroll and consulting expense from lower revenue and our expense reduction efforts. Advertising, Selling, General and Administrative expense decreased $3.6 million, or 24.4%, compared to the six months ended June 30, 2019, primarily due to $0.5 million of lower professional services expense primarily audit fees, $0.5 million of lower facility services as well as $1.3 million of lower business services expense due to the reduction in IT services expenses including data processing fees, software license fees and online service expenses. Depreciation expense declined $0.6 million, or 21.0%, compared to the prior year quarter, primarily due to lower capital expenditures.

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

Operating Loss

Three months ended June 30, 2020 vs. Three months ended June 30, 2019

Operating loss was $5.9 million in the three months ended June 30, 2020, compared to $6.6 million in the three months ended June 30, 2019. The $0.7 million improvement was primarily driven by the impact of restructuring activities with a $13.8 million decline in operating expenses which was largely offset by $13.1 million of lower revenue.

Six months ended June 30, 2020 vs. Six months ended June 30, 2019

Operating loss was $11.0 million in the six months ended June 30, 2020, compared to $17.6 million in the six months ended June 30, 2019. The $6.6 million improvement was primarily driven by the impact of restructuring activities with a $38.3 million decline in operating expenses which was larger than the $31.7 million decrease in revenue.

Interest Expense, net

Three months ended June 30, 2020 vs. Three months ended June 30, 2019

Interest expense, net, in the three months ended June 30, 2020 decreased $0.1 million compared to the three months ended June 30, 2019 due to lower interest rate compared to prior year period.

Six months ended June 30, 2020 vs. Six months ended June 30, 2019

Interest expense, net, in the six months ended June 30, 2020  remained consistent compared to the six months ended June 30, 2019.

Gain on sale

The gain on sale for three and six months ended  June 30, 2019  was the result of $5.0 million earn out we received related to the qualified sale of 3Q Digital.

Other Expense

Three months ended June 30, 2020 vs. Three months ended June 30, 2019

Other expense, net, decreased $0.3 million in the three months ended June 30, 2020, compared to the three months ended June 30, 2019 mainly due to lower pension expense.

Six months ended June 30, 2020 vs. Six months ended June 30, 2019

Other expense, net, decreased $1.1 million in the six months ended June 30, 2020, compared to the six months ended June 30, 2019 mainly due to lower pension expense.

Income Taxes

Three months ended June 30, 2020 vs. Three months ended June 30, 2019

The income tax benefit of $1.5 million in the second quarter of 2020 represents an increase in income tax benefit of $1.5 million when compared to the second quarter of 2019. Our effective tax rate was 19.6% for the second quarter of 2020, increasing from a rate of 1.35% for the second quarter of 2019. The effective income tax rate calculated for the three months ended June 30, 2020 differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowances recorded on our deferred tax assets for federal net operating losses incurred as a result of the enactment of the CARES Act during the three months ended June 30, 2020.  These losses will be carried back to tax years when the federal statutory rate was 35%, resulting in an additional tax benefit.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended June 30, 2020 and June 30, 2019 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Six months ended June 30, 2020 vs. Six months ended June 30, 2019

The income tax benefit of $12.8 million in the six months ended June 30, 2020 represents an increase in benefit of $13.5 million when compared to the six months ended June 30, 2019. Our effective tax rate was 92.0% for the six months ended June 30, 2020, increasing from a rate of negative 4.4% for the six months ended June 30, 2019. The effective income tax rate calculated for the six months ended June 30, 2020 differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowances recorded on our deferred tax assets for federal net operating losses incurred, as a result of the enactment of the CARES Act during the six months ended June 30, 2020.  These losses will be carried back to tax years when the federal statutory rate was 35%, resulting in an additional tax benefit.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the six months ended June 30, 2020 and June 30, 2019 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent and restricted cash balances were $36.4 million and $34.1 million at June 30, 2020 and December 31, 2019, respectively. On April 20, 2020, the Company received PPP Loan proceeds in the amount of $10 million. On August 5, 2020, we received $3.3 million federal tax refund related to our 2018 NOL carryback. We also expect to receive additional tax refunds of $5.7 million and $3.6 million in 2020 and 2021, respectively as a result of the change to the tax NOL carryback provisions included in the CARES Act.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services, operating leases and unfunded pension plan benefit payments) and other cash needs for our operations for at least the next twelve months through a combination of cash on hand, cash flow from operations, and borrowings under the Texas Capital Credit Facility. Although the Company believes that it will be able to meet its cash needs for the foreseeable future, if unforeseen circumstances arise the Company may need to seek alternative sources of liquidity. To date, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or on the Company’s ability to meet its obligations under the Texas Capital Credit Facility, including its ability to comply with all covenants. We will continue to closely monitor the impact the COVID-19 pandemic has on the Company’s liquidity and assess whether any additional cost saving measures, including capital expenditure deferral or human capital decisions, are needed.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $7.4 million, compared to net cash provided by operating activities of $15.3 million for the six months ended June 30, 2019. The $22.7 million year-over-year decrease in cash provided by operating activities was primarily due to the $15.9 million tax refund and $5.0 million earn out related to the Qualified Sale of 3Q Digital we received in the second quarter of 2019.

Investing Activities

Net cash provided by investing activities was $1.8 million for the six months ended June 30, 2020, compared to the net cash used in investing activities of $1.3 million for the six months ended June 30, 2019   The change was due to $1.5 million sale of Direct Mail equipment to Summit and less capital expenditure activities for the six months ended June 30, 2020 as compared to the same period in 2019.

Financing Activities

Net cash provided by financing activities was $8.0 million for the six months ended June 30, 2020, compared to $3.7 million net cash provided by financing activities for the six months ended June 30, 2019. The $4.3 million year-over-year increase was primarily due to the $10 million PPP loan we received in the second quarter of 2020,  which was partially offset by the repayment of $1.5 million of the borrowings outstanding under our Texas Capital Credit Facility in the second quarter of 2020 as well as $4.5 million borrowing under the Company’s Texas Capital Credit Facility in the first quarter of 2019.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of June 30, 2020 and 2019 were $2.3 million and $4.0 million, respectively.

Credit Facilities

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased our borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into a second amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. On May 11, 2020, we entered into a third amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC. We pay HHS Guaranty, LLC a quarterly fee as consideration for the guarantee of 0.5% of the value of the collateral actually pledged to secure the facility, which for the three months ended June 30, 2020 amounted to $0.1 million.

At June 30, 2020, we had letters of credit in the amount of $1.7 million outstanding. No amounts were drawn against these letters of credit at June 30, 2020  These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at June 30, 2020.

As of June 30, 2020 and December 31, 2019, we had $17.2 million of borrowings outstanding under the Texas Capital Facility. As of June 30, 2020, we had the ability to borrow an additional $0.1 million under the facility.

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

The unforgiven portion of the PPP Loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

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

The interest rate on the Texas Capital Credit Facility is variable based upon the prime rate or LIBOR and, therefore, is affected by changes in market interest rates. We estimate that a 100-basis point increase in market interest rates on the actual borrowings in 2019 would have an immaterial impact on our interest expense. At June 30, 2020, the company had $17.2 million of debt outstanding under the Texas Capital Credit Facility.  The nature and amount of our borrowings can be expected to fluctuate as a result of business requirements, market conditions, and other factors. Due to our overall debt level and cash balance at June 30, 2020, anticipated cash flows from operations, and the various financial alternatives available to us, we do not believe that we currently have significant exposure to market risks associated with an adverse change in interest rates. At this time, we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income (loss) in our Condensed Consolidated Statements of Comprehensive Income (Loss). Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). Transactions such as these amounted to $0.5 million in pre-tax currency transaction gains in the six months ended June 30, 2020. At this time, we are not party to any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2019 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended June 30, 2020 to the risk factors previously disclosed in the 2019 10-K.

The Company included the following risk factor in its Annual Report on Form 10-K for the year ended December 31, 2019 related to the COVID-19 pandemic.

   The COVID-19 pandemic may have a materially adverse effect on the Company’s business and operations.

The COVID-19 pandemic is severe, widespread, and continues to evolve and may adversely affect the Company’s business, financial position, results of operations, and cash flows. The COVID-19 pandemic has caused, and may continue to cause significant volatility in the global economic markets and our operating results may be subject to fluctuations based on general economic conditions and the extent to which COVID-19 ultimately impacts our business. While the pandemic and the resulting impact on the global economy have not material adversely affected our business to date, the deterioration of economic conditions could materially reduce our sales and profitability. Any financial distress of our customers due to declines in the global economy could result in reduced sales and decreased collectability of accounts receivable which would negatively impact our results of operations. Furthermore, the Company faces risks due to the evolving effect of COVID-19 on our employees, customers, suppliers, and third-party providers, including the impact of actions taken by the U.S. and foreign governments to curtail the spread of the virus, including social distancing measures and restrictions on travel and building capacity limits. In addition, if there was on outbreak of COVID-19 at one of our facilities, we may be required to temporarily close such facility.

As a result of the COVID-19 pandemic, the majority of our employees are working remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, the increase in remote working may also result in consumer privacy, IT security, and fraud concerns.

Although we have developed and continue to develop plans to mitigate the negative impact of the COVID-19 pandemic on our business and safeguard all of our IT functions to ensure security and data protection, such efforts may not prevent our business from being materially adversely affected.  Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we could experience declines in revenues and profitability. Such impacts could be material to our consolidated financial statements in the third quarter and subsequent reporting periods.

As the full extent of COVID-19’s impact on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the disease, its impact on capital and financial markets, and any new information that may emerge concerning the severity of the virus, its spread to other regions, as well as the actions taken to contain it, among others, the impact from the COVID-19 pandemic on our business cannot be reasonably estimated at this time.

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

HARTE HANKS, INC.

August 14, 2020	/s/ Andrew B. Benett
Date	Andrew B. Benett
Executive Chairman and Chief Executive Officer

August 14, 2020	/s/ Laurilee Kearnes
Date	Laurilee Kearnes
Vice President, and Chief Financial Officer