Form 10-Q
period 2020-09-30
HARTE HANKS INC
filed 2020-11-13
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of October 15, 2020 was 6,549,309 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

For the Quarterly Period Ended September 30, 2020

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
In thousands, except per share and share amounts	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$29,296	$28,104
Restricted cash	2,489	6,018
Accounts receivable (less allowance for doubtful accounts of $766 at September 30, 2020 and $666 at December 31, 2019)	46,006	38,972
Contract assets	400	805
Inventory	54	354
Prepaid expenses	2,848	3,300
Prepaid taxes and income tax receivable	9,062	78
Other current assets	1,490	1,670
Total current assets	91,645	79,301
Property, plant and equipment (less accumulated depreciation of $74,572 at September 30, 2020 and $133,559 at December 31, 2019)	5,080	8,323
Right-of-use assets	14,408	18,817
Other assets	3,529	3,761
Total assets	$114,662	$110,202

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$17,629	$16,917
Accrued payroll and related expenses	5,079	4,215
Deferred revenue and customer advances	5,952	4,397
Customer postage and program deposits	4,971	9,767
Other current liabilities	2,921	2,619
Short-term debt	6,681	—
Short-term lease liabilities	6,803	7,616
Total current liabilities	50,036	45,531
Long-term debt	20,419	18,700
Pensions	68,300	70,000
Deferred tax liabilities, net	77	244
Long-term lease liabilities	10,827	13,078
Other long-term liabilities	4,240	2,609
Total liabilities	153,899	150,162

Preferred Stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,121,484 shares issued, 6,549,309 and 6,302,936 shares outstanding at September 30, 2020 and December 31, 2019, respectively	12,121	12,121
Additional paid-in capital	393,545	447,022
Retained earnings	795,079	797,817
Less treasury stock, 5,572,175 shares at cost at September 30, 2020 and 5,818,548 shares at cost at December 31, 2019	(1,189,465)	(1,243,509)
Accumulated other comprehensive loss	(60,240)	(63,134)
Total stockholders’ deficit	(48,960)	(49,683)
Total liabilities, Preferred Stock and stockholders’ deficit	$114,662	$110,202

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,
In thousands, except per share amounts	2020	2019
Operating revenues	$47,702	$51,414
Operating expenses
Labor	27,041	28,589
Production and distribution	13,176	17,314
Advertising, selling, general and administrative	4,540	5,623
Restructuring expense	1,419	3,080
Depreciation expense	741	1,283
Total operating expenses	46,917	55,889
Operating income (loss)	785	(4,475)
Other expenses (income), net
Interest expense, net	274	330
Other, net	2,185	1,081
Total other expenses, net	2,459	1,411
Loss before income taxes	(1,674)	(5,886)
Income tax (benefit) expense	(53)	102
Net loss	$(1,621)	$(5,988)
Less: Preferred Stock dividends	125	125
Loss attributable to common stockholders	$(1,746)	$(6,113)

Loss per common share
Basic	$(0.27)	$(0.97)
Diluted	$(0.27)	$(0.97)

Weighted average shares used to compute loss per share attributable to common shares
Basic	6,523	6,291
Diluted	6,523	6,291

Comprehensive income (loss), net of tax:
Net loss	$(1,621)	$(5,988)

Adjustment to pension liability, net:	609	549
Foreign currency translation adjustment	1,129	(660)
Total other comprehensive income (loss), net of tax	$1,738	$(111)

Comprehensive income (loss)	$117	$(6,099)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended September 30,
In thousands, except per share amounts	2020	2019
Operating revenues	$129,825	$165,250
Operating expenses
Labor	76,601	94,034
Production and distribution	36,940	58,130
Advertising, selling, general and administrative	15,582	20,225
Restructuring expense	8,005	10,867
Depreciation expense	2,905	4,022
Total operating expenses	140,033	187,278
Operating loss	(10,208)	(22,028)
Other expenses (income), net
Interest expense, net	882	938
Gain on sale from 3Q Digital	—	(5,000)
Other, net	4,511	4,512
Total other expenses, net	5,393	450
Loss before income taxes	(15,601)	(22,478)
Income tax (benefit) expense	(12,863)	840
Net loss	(2,738)	(23,318)
Less: Preferred stock dividends	372	371
Loss attributable to common stockholders	$(3,110)	$(23,689)

Loss per common share
Basic	$(0.48)	$(3.77)
Diluted	$(0.48)	$(3.77)

Weighted-average shares used to compute loss per share attributable to common shares
Basic	6,432	6,277
Diluted	6,432	6,277

Comprehensive income (loss)
Net loss	$(2,738)	$(23,318)

Adjustment to pension liability	1,827	1,648
Foreign currency translation adjustment	1,067	(311)
Adoption of ASU 2018-02	—	(11,355)
Total other comprehensive income (loss), net of tax	$2,894	$(10,018)

Comprehensive income (loss)	$156	$(33,336)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2018	$9,723	$12,115	$453,868	$812,704	$(1,251,388)	$(46,483)	$(19,184)
Cumulative effect of accounting change	—	—	—	11,377	—	(11,355)	22
Stock-based compensation	—	—	151	—	—	—	151
Treasury stock issued	—	—	(1,968)	—	1,984	—	16
Net loss	—	—	—	(13,527)	—	—	(13,527)
Other comprehensive income	—	—	—	—	—	522	522
Balance at March 31, 2019	$9,723	$12,115	$452,051	$810,554	$(1,249,404)	$(57,316)	(32,000)
Stock Option activities	—	6	(8)	—	—	—	(2)
Stock-based compensation	—	—	239	—	—	—	239
Treasury stock issued	—	—	(345)	—	343	—	(2)
Net loss	—	—	—	(3,803)	—	—	(3,803)
Other comprehensive income	—	—	—	—	—	926	926
Balance at June 30, 2019	$9,723	$12,121	$451,937	$806,751	$(1,249,061)	$(56,390)	$(34,642)
Stock-based compensation	—	—	312	—	—	—	312
Treasury stock issued	—	—	(5,005)	—	5,005	—	—
Net loss	—	—	—	(5,988)	—	—	(5,988)
Other comprehensive loss	—	—	—	—	—	(111)	(111)
Balance at September 30, 2019	$9,723	$12,121	$447,244	$800,763	$(1,244,056)	$(56,501)	$(40,429)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2019	$9,723	$12,121	$447,022	$797,817	$(1,243,509)	$(63,134)	$(49,683)
Stock-based compensation	—	—	223	—	—	—	223
Treasury stock issued	—	—	(29,667)	—	29,667	—	—
Net income	—	—	—	5,118	—	—	5,118
Other comprehensive income	—	—	—	—	—	51	51
Balance at March 31, 2020	$9,723	$12,121	$417,578	$802,935	$(1,213,842)	$(63,083)	$(44,291)
Stock-based compensation	—	—	81	—		—	81
Treasury stock issued	—	—	(7,416)	—	7,416	—	—
Net loss	—	—	—	(6,235)	—	—	(6,235)
Other comprehensive income	—	—	—	—	—	1,105	1,105
Balance at June 30, 2020	$9,723	$12,121	$410,243	$796,700	$(1,206,426)	$(61,978)	$(49,340)
Stock-based compensation	—	—	277	—		—	277
Treasury stock issued	—	—	(16,975)	—	16,961	—	(14)
Net loss	—	—	—	(1,621)	—	—	(1,621)
Other comprehensive income	—	—	—	—	—	1,738	1,738
Balance at September 30, 2020	$9,723	$12,121	$393,545	$795,079	$(1,189,465)	$(60,240)	$(48,960)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
In thousands	2020	2019
Cash flows from operating activities
Net loss	$(2,738)	$(23,318)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation expense	2,905	4,022
Restructuring	3,113	5,812
Stock-based compensation	590	739
Net pension cost	736	1,501
Deferred income taxes	(776)	426
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net and contract assets	(6,752)	15,039
Decrease in inventory	300	41
(Increase) decrease in prepaid expenses, income tax receivable and other assets	(7,603)	20,131
Decrease (increase) in accounts payable and accrued expenses	692	(12,591)
Increase in accrued payroll, deferred revenue, lease liabilities and other long-term liabilities	(1,900)	(2,427)
Net cash (used in) provided by operating activities	(11,433)	9,375

Cash flows from investing activities
Purchases of property, plant and equipment	(1,374)	(1,655)
Proceeds from sale of property, plant and equipment	1,891	15
Net cash provided by (used in) investing activities	517	(1,640)

Cash flows from financing activities
Borrowings	10,000	4,500
Repayment of borrowings	(1,600)	—
Debt financing costs	(517)	(477)
Issuance of common stock	—	(2)
Issuance of treasury stock	(14)	14
Payment of finance leases	(357)	(603)
Net cash provided by financing activities	7,512	3,432

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,067	(311)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,337)	10,856
Cash and cash equivalents and restricted cash at beginning of period	34,122	20,882
Cash and cash equivalents and restricted cash at end of period	$31,785	$31,738

Supplemental disclosures
Cash paid for interest	$547	$643
Cash received for income taxes, net of payments	$3,295	$19,329
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$1,651	$489
Proceeds from sale of property, plant and equipment and inventory included in accounts receivable	$302	—

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

The Company is closely monitoring the impact of the 2019 novel coronavirus (“COVID-19”) on all aspects of its business. In connection with the pandemic, some of our customers have reduced the amount of work we provide to them while other customers have requested accommodations including extensions of payment or restructuring of agreements.  In addition, some of our customers have declared bankruptcy and we expect additional customers to file for bankruptcy in the coming months.  We have also seen a number of wins for our contact centers solutions services as well as increased volume for existing customers as a result of the environment caused by the pandemic including an increased need for contact center services. While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, the pandemic has caused significant volatility in the global markets and has caused many companies to slow production or find alternative means for employees to perform their work. It is possible that the COVID-19 pandemic, the measures taken by governments around the globe, which as a result of increasing infection rates have become more restrictive, and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as the financial stability of its customers. The COVID-19 pandemic may also exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition, or future results. Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a further discussion on COVID-19 and the risks the Company currently faces.

Related Party Transactions

From 2016 until October 2020, we conducted business with Wipro LLC (“Wipro”), whereby Wipro provided us with a variety of technology-related services. We have since terminated all service agreements.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro’s option into 1,001,614 shares, or 16% of our common stock as of January 30, 2018), for aggregate consideration of $9.9 million. For information pertaining to the Company’s Series A Preferred Stock, See Note E, Convertible Preferred Stock.

In the third quarter of 2019, we entered into a business relationship with Snap Kitchen, the founder of which is a 9% owner of Harte Hanks. We recorded $164,000 of revenue earned from Snap Kitchen in the nine months ended September 30, 2020.

Accounting Principles

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Harte Hanks Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “ 2019 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2020.

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

Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive Income (Loss)

The “Labor” line in the Condensed Consolidated Statements of Comprehensive Income (Loss) includes all employee payroll and benefits costs, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization expense.

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

Certain client programs provide for adjustments to billings based upon whether we achieve certain performance criteria. In these circumstances, revenue is recognized when the foregoing conditions are met. We record revenue net of any taxes collected from customers and subsequently remitted to governmental authorities. Any payments received in advance of the performance of services or delivery of the product are recorded as deferred revenue until such time as the services are performed or the product is delivered. Costs incurred for search engine marketing solutions payable to the engine host and postage costs of mailings are billed to our clients and are not directly reflected in our revenue.

Revenue from agency and digital services, direct mail, logistics, fulfillment and contact center is recognized as the work is performed. Fees for these services are determined by the terms set forth in each contract. These fees are typically set at a fixed price or rate by transaction occurrence, service provided, time spent, or product delivered.

For arrangements requiring design and build of a database, revenue is not recognized until client acceptance occurs. Up-front fees billed during the setup phase for these arrangements are deferred and direct build costs are capitalized. Pricing for these types of arrangements is typically based on a fixed price determined in the contract. Revenue from other database marketing solutions is recognized ratably over the contractual service period. Pricing for these services is typically based on a fixed price per month or per contract.

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

Leases

We determine if an arrangement is a lease at its inception. Operating and finance leases are included in the lease right-of-use (“ROU”) assets and in the current portion and long-term portion of lease obligations on our condensed consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of each lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date of each lease to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease, which are included in the lease ROU assets when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain real estate leases, we account for the lease and non-lease components as a single lease component.

During the nine months ended September 30, 2020, we modified the terms of some of our existing leases.  We accounted for such changes as lease modifications under ASC Topic 842 which resulted in the re-measurement of the related ROU assets and lease liabilities.

See Note B, Recent Accounting Pronouncements - Recently adopted accounting pronouncements.

Note B - Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as a tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard will be effective for us in the fiscal year 2021, although early adoption is permitted. We have not elected early adoption and we do not expect that the adoption of this accounting standard update (“ASU”) will have a significant impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14,Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans  (“ASU 2018-14”), which modified the disclosure requirements for defined benefit pension plans and other postretirement plans.  ASU 2018-14 is effective for fiscal years ending December 15, 2020, and early adoption is permitted.  As we did not elect to adopt ASU 2018-14 early, we are currently evaluating the impact of ASU 2018-14 on our condensed consolidated financial statements.

Recently adopted accounting pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting Summary”.  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. London Inter-bank Offered Rate (“LIBOR”) and other inter-bank offered rates are widely used benchmarks or reference rates in the United States and globally.  With global capital markets expected to move away from LIBOR and other inter-bank offered rates and toward more observable or transaction-based rates that are less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition.  The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  This ASU is effective March 12, 2020 through December 31, 2022.  We adopted this ASU on March 12, 2020 and it did not have a  material impact on our condensed consolidated financial statements.

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

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting, which supersedes ASC 505-50, Accounting for Distributions to Shareholders with Components of Stock and Cash, and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to non-employee share-based payment arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and the interim periods within those fiscal years with early adoption permitted after the entity has adopted ASC 606. We adopted this standard as of January 1, 2019 and did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At September 30, 2020 and December 31, 2019, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by vertical market and key revenue stream. The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019 by our key vertical markets:

In thousands	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
B2B	$17,050	$11,290	$42,462	$35,149
Consumer Brands	14,087	11,171	37,727	35,222
Financial Services	6,531	11,635	21,513	36,850
Healthcare	4,111	5,257	12,283	14,946
Retail	5,392	8,803	14,014	31,752
Transportation	531	3,258	1,826	11,331
Total Revenues	$47,702	$51,414	$129,825	$165,250

The nature of the services offered by each key revenue stream is different. The following tables summarize revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019 by our four major revenue streams and the pattern of revenue recognition:

	Three Months Ended September 30, 2020
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$4,845	$87	$4,932
Contact Centers	21,032	—	21,032
Database Marketing Solutions	4,341	800	5,141
Direct Mail, Logistics, and Fulfillment	13,697	2,900	16,597
Total Revenues	$43,915	$3,787	$47,702

	Three Months Ended September 30, 2019
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$6,286	$276	$6,562
Contact Centers	14,618	—	14,618
Database Marketing Solutions	5,272	1,170	6,442
Direct Mail, Logistics, and Fulfillment	20,775	3,017	23,792
Total Revenues	$46,951	$4,463	$51,414

	Nine Months Ended September 30, 2020
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$ 14,318	$ 310	$ 14,628
Contact Centers	51,274	—	51,274
Database Marketing Solutions	13,347	2,103	15,450
Direct Mail, Logistics, and Fulfillment	40,064	8,409	48,473
Total Revenues	$ 119,003	$ 10,822	$ 129,825

	Nine Months Ended September 30, 2019
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Agency & Digital Services	$18,793	$407	$19,200
Contact Centers	46,688	—	46,688
Database Marketing Solutions	16,745	2,537	19,282
Direct Mail, Logistics, and Fulfillment	67,853	12,227	80,080
Total Revenues	$150,079	$15,171	$165,250

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

Agency & Digital Services

Our agency services include full-service, customer engagement agencies specializing in direct and digital communications for both consumer and business-to-business markets. Our digital solutions integrate online services within the marketing mix and include: search engine management, display, digital analytics, website development and design, digital strategy, social media, email, e-commerce, and interactive relationship management. Our contracts may include a promise to purchase media or acquire search engine marketing solutions on behalf of our clients; in such cases, we have determined we are an agent rather than a principal, and therefore recognize the net consideration as revenue.

Most agency and digital services performance obligations are satisfied over time and often offered on a project basis. We have concluded that the best approach to measure the progress toward completion of the project-based performance obligations is the input method, which is based on either the costs or labor hours incurred to date depending upon whether costs or labor hours more accurately depict the transfer of value to the customer.

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

Performance obligations are stand-ready obligations and are satisfied over time. With regard to account management and software as a service (“SaaS”), we use a time-elapsed output method to recognize revenue. For performance obligations where we charge customers a transaction-based fee, we use the output method based on transaction quantities. In most cases, our contracts provide us the right to invoice for services provided, therefore, we generally use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their SSPs.

The variable consideration in our contracts results primarily from the transaction-based fee structure of some performance obligations with their total transaction quantities to be provided unknown at the onset of a contract, which are estimated using the expected value method.

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. As we do not deem these activities as transferring a separate promised service, the receipt of such fees represents advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts). The balance of upfront non-refundable fees collected from customers was immaterial as of September 30, 2020 and 2019.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of September 30, 2020, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of September 30, 2020 and December 31, 2019:

In thousands	September 30, 2020	December 31, 2019
Contract assets	$400	$805
Deferred revenue and customer advances	5,952	4,397
Deferred revenue, included in other long-term liabilities	800	886

Revenue recognized during the nine months ended September 30, 2020 from amounts included in deferred revenue at December 31, 2019 was approximately $4.3 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.6 million as of September 30, 2020. For the periods presented, no impairment was recognized.

Note D - Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach with optional transition method. The Company recorded operating lease assets (right-of-use assets) of $22.8 million and operating lease liabilities of $23.9 million. There was minimal impact to retained earnings upon adoption of Topic 842.

We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). Our leases have remaining lease terms of one year to six years, some of which include options to extend the leases for up to an additional five years, and some of which include options to terminate the leases within one year.

We sublease our Fullerton, Jacksonville and Manila facilities. Our current subleases have lease terms ranging from five to 35 months, which will each expire at various dates by fiscal year 2023.

As of September 30, 2020, assets recorded under finance and operating leases were approximately $1.0 million and $13.4 million respectively, and accumulated depreciation associated with finance leases was $0.5 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

During the nine months ended September 30, 2020, we modified the terms of some of our existing leases which resulted in the re-measurement of the related ROU assets and lease liabilities. We also exercised early termination options and impaired a lease for a facility we were vacating. The resulting impairment and early termination charges are included in our restructuring expenses in the nine months ended September 30, 2020.  Please refer to Note O - Restructuring Activities for more details.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of September 30, 2020
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$13,410	$998	$14,408

Liabilities
Short-term lease liabilities	6,580	223	6,803
Long-term lease liabilities	10,373	454	10,827
Total Lease Liabilities	$16,953	$677	$17,630

In thousands	As of December 31, 2019
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$17,679	$1,138	$18,817

Liabilities
Short-term lease liabilities	7,226	390	7,616
Long-term lease liabilities	12,514	564	13,078
Total Lease Liabilities	$19,740	$954	$20,694

For the three and nine months ended September 30, 2020 and 2019, the components of lease expense were as follows:

In thousands	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Operating lease cost	$1,951	$2,347

Finance lease cost:
Amortization of right-of-use assets	59	75
Interest on lease liabilities	10	16
Total Finance lease cost	69	91
Variable lease cost	604	614
Sublease income	(228)	—
Total lease cost, net	$2,396	$3,052

In thousands	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease cost	$6,435	$6,940

Finance lease cost:
Amortization of right-of-use assets	191	225
Interest on lease liabilities	37	54
Total Finance lease cost	228	279
Variable lease cost	2,246	1,991
Sublease income	(228)	—
Total lease cost, net	$8,681	$9,210

Other information related to leases was as follows:

In thousands	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,535	$13,076
Operating cash flows from finance leases	32	63
Financing cash flows from finance leases	357	344

Weighted Average Remaining Lease term

Operating leases	3.0	3.5
Finance leases	3.2	2.9

Weighted Average Discount Rate
Operating leases	4.67%	4.71%
Finance leases	5.28%	6.68%

The maturities of the Company’s finance and operating lease liabilities as of September 30, 2020 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2020	$7,171	$249
2021	4,842	220
2022	3,490	196
2023	2,377	59
2024	300	13
2025	—	—
Total future minimum lease payments	18,180	737
Less: Imputed interest	1,227	60
Total lease liabilities	$16,953	$677
(1) Non-cancelable sublease proceeds for the remainder of the fiscal year ending December 31, 2020 and the fiscal years ending December 31, 2021, 2022, and 2023 of $254k, $647k, $540k, and $154k, respectively, are not included in the table above.

As of September 30, 2020, we have one operating lease for our new fulfillment center in Kansas City that has not yet commenced.

Note E - Convertible Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 1.0 million shares of preferred stock. On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro at an issue price of $1,000 per share, for gross proceeds of $9.9 million pursuant to a Certificate of Designation filed with the State of Delaware on January 29, 2018. We incurred $0.2 million of transaction fees in connection with the issuance of the Series A Preferred Stock which are netted against the gross proceeds of $9.9 million on our Condensed Consolidated Financial Statements.

Series A Preferred Stock has the following rights and privileges:

Liquidation Rights

In the event of a liquidation, dissolution or winding down of the Company or a Fundamental Transaction (defined in the Certificate of Designation for the Series A Preferred Stock), whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, prior to and in preference to the holders of common stock, from the assets of the Company available for distribution, an amount equal to the greater of (i) the original issue price, plus any dividends accrued but unpaid thereon, and (ii) such amount as would have been payable to Wipro had all shares of Series A Preferred Stock been converted into common stock immediately before such liquidation.

Upon liquidation, after the payment of all preferential amounts required to be paid to the holders of Series A Preferred Stock, the remaining assets of the Company available for distribution to its stockholders shall be distributed among the holders of common stock.

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction (collectively, a “Liquidation”), shares of Series A Preferred Stock which have not been otherwise converted to common stock, shall be entitled to receive dividends that accrue at a rate of (i) 5.0% each year, or (ii) the rate that cash dividends are paid in respect of shares of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5.0%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors (the “Board”). Dividends are payable solely upon a Liquidation, and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of September 30, 2020, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $1.3 million or $133.46 per share of Series A Preferred Stock.

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of September 30, 2020.

Note F — Long-Term Debt

In thousands	September 30, 2020	December 31, 2019
Revolving credit facility	$17,100	$18,700
Paycheck Protection Program Term Note	10,000	—
Total debt	27,100	18,700
Less: current portion of long-term debt	(6,681)	—
Long-term debt	$20,419	$18,700

Credit Facility

As of September 30, 2020 and December 31, 2019, we had $17.1 million and $18.7 million borrowings outstanding under the Texas Capital Credit Facility (as defined below), respectively. As of September 30, 2020, we had the ability to borrow an additional of $0.1 million under the facility.

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

Under the Texas Capital Credit Facility, we can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrue interest at 0.50%. We are required to pay a quarterly fee of 0.5% as consideration for the guarantee to HHS Guaranty, LLC of the value of the collateral it actually pledged to secure the facility, which for the three months ended September 30, 2020 amounted to $0.1 million.

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

At September 30, 2020, we had letters of credit outstanding in the amount of $1.8 million. No amounts were drawn against these letters of credit at September 30, 2020. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile liability, and general liability.

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

The PPP Term Note bears interest at a fixed annual rate of 1.00%, with interest deferred for the first six months. Beginning in November 2020, the Company will be required to make 18 equal monthly payments of principal and interest with the final payment due in April 2022, unless the loan is forgiven as described below. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The proceeds may be used to maintain payroll or make certain covered interest payments, lease payments and utility payments. Under the terms of the CARES Act, the Company can be granted forgiveness for all or a portion of the loan granted under the Paycheck Protection Program, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for permitted expenses.

At this time, the Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are not in a position to estimate the timing of the completion of the forgiveness process. We expect to apply for forgiveness of the PPP Term Note in the fourth quarter of 2020. We have elected to classify the principal balance of the PPP Term Note within both Short-term and Long-term debt, net, on the condensed consolidated balance sheet as of September 30, 2020. Under the existing terms of the PPP Term Note, if no forgiveness is granted, approximately $6.7 million of the principal amount of the PPP Term Note would be due within twelve months from September 30, 2020.

Note G — Stock-Based Compensation

We maintain stock incentive plans for the benefit of certain officers, directors, and employees, including the 2013 Equity Incentive Plan (the “2013 Plan”). We recently established our 2020 Equity Incentive Plan (the "2020 Plan") which has taken the place of the 2013 Plan going forward. Any shares of common stock that remain eligible for issuance under the 2013 Plan are now eligible for issuance under the 2020 Plan. Our stock incentive plans provide for the ability to issue stock options, cash stock appreciation rights, performance stock units, phantom stock units and cash performance stock units. Our cash stock appreciation rights, phantom stock units and cash performance stock units settle solely in cash and are treated as a liability, which are adjusted each reporting period based on changes in our stock price.

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income (Loss). We recognized $0.3 million and $0.3 million of stock-based compensation expense during the three months ended September 30, 2020 and 2019, respectively. We recognized $0.6 million and $0.7 million of stock-based compensation expense during the nine months ended September 30, 2020 and 2019, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Interest cost	$1,473	$1,813	$4,419	$5,439
Expected return on plan assets	(1,384)	(1,111)	(4,152)	(3,333)
Recognized actuarial loss	812	732	2,436	2,197
Net periodic benefit cost	$901	$1,434	$2,703	$4,303

We are required to make a $6.0 million minimum contribution to our Qualified Pension Plan in 2020.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.3 million in each of the nine months ended September 30, 2020 and September 30, 2019.

Note I - Income Taxes

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.

Our income tax benefit of $0.1 million for the three months ended September 30, 2020 resulted in an effective income tax rate of 3.2%. Our income tax benefit of $12.9 million for the nine months ended September 30, 2020 resulted in an effective income tax rate of 82.4%. The effective income tax rate for the three and nine months ended September 30, 2020 differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowances recorded on our deferred tax assets for federal net operating losses incurred as a result of the enactment of the CARES Act during the three and nine months ended September 30, 2020. These losses will be carried back to tax years when the federal statutory rate was 35%, resulting in an additional tax benefit.

Our income tax expense of $0.1 million for the three months ended September 30, 2019 resulted in a negative effective income tax rate of 1.7%. Our income tax expense of $0.8 million for the nine months ended September 30, 2019 resulted in a negative effective income tax rate of 3.7%. The effective income tax rate for the three and nine months ended September 30, 2019 differs from the federal statutory rate of 21.0%, primarily due to valuation allowances recorded on our deferred tax assets for current period federal net operating losses incurred, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we have used a discrete effective tax rate method to calculate income taxes for the nine months ended September 30, 2020 and September 30, 2019 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate.

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

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at September 30, 2020 or December 31, 2019.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2020	2019
Numerator:
Net loss	$(1,621)	$(5,988)
Less: Preferred stock dividends	125	125
Numerator for basic EPS: loss attributable to common stockholders	(1,746)	$(6,113)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,523	6,291

Diluted EPS denominator	6,523	6,291

Basic loss per Common Share	$(0.27)	$(0.97)
Diluted loss per Common Share	$(0.27)	$(0.97)

For the three months ended September 30, 2020 and 2019, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 0.1 million and 0.1 million shares of anti-dilutive market price options; 0.7 million and 0.2 million of anti-dilutive unvested shares; and 1.0 million and 1.0 million shares of anti-dilutive Series A Preferred Stock (as if converted).

	Nine Months Ended September 30,
In thousands, except per share amounts	2020	2019
Numerator:
Net loss	$(2,738)	$(23,318)
Less: Preferred stock dividend	372	371
Numerator for basic EPS: loss attributable to common stockholders	(3,110)	(23,689)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,432	6,277

Diluted EPS denominator	6,432	6,277

Basic loss per Common Share	$(0.48)	$(3.77)
Diluted loss per Common Share	$(0.48)	$(3.77)

For the nine months ended September 30, 2020 and 2019, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 32 thousand and 0.1 million shares of anti-dilutive market price options; 0.4 million and 0.2 million of anti-dilutive unvested shares; and 1.0 million and 1.0 shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive income (loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Our comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Net loss	$(1,621)	$(5,988)	$(2,738)	$(23,318)

Other comprehensive income (loss):
Adjustment to pension liability	812	732	2,436	2,197
Tax expense	(203)	(183)	(609)	(549)
	609	549	1,827	1,648
Foreign currency translation adjustment, net of tax	1,129	(660)	1,067	(311)
Adoption of ASU 2018-2	—	—	—	(11,355)
Total other comprehensive income (loss), net of tax	1,738	(111)	2,894	(10,018)

Total comprehensive income (loss)	$117	$(6,099)	$156	$(33,336)

Changes in accumulated other comprehensive loss by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2019	$(63,887)	$753	$(63,134)
Other comprehensive loss, net of tax, before reclassifications	—	1,067	1,067
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	1,827	—	1,827
Net current period other comprehensive loss, net of tax	1,827	1,067	2,894
Balance at September 30, 2020	$(62,060)	$1,820	$(60,240)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2018	$(46,584)	$101	$(46,483)
Other comprehensive loss, net of tax, before reclassifications	—	(311)	(311)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	1,648	—	1,648
Adoption of ASU 2018-02	(11,355)	—	(11,355)
Net current period other comprehensive loss, net of tax	(9,707)	(311)	(10,018)
Balance at September 30, 2019	$(56,291)	$(210)	$(56,501)

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

Note M — Certain Relationships and Related Party Transactions

From 2016 until October 2020, we conducted business with Wipro, whereby Wipro provided us with a variety of technology-related services. We have since terminated all service agreements.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro’s option into 1,001,614 shares, or 16% of our common stock), for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

During the three and nine months ended September 30, 2020, we recorded no revenue from services we provided to Wipro.  During the three and nine months ended September 30, 2019, we recorded an immaterial amount of revenue for services we provided to Wipro.

During the three and nine months ended September 30, 2020, we recorded immaterial amount of expenses for technology-related services Wipro provided to us. During the three and nine months ended September 30, 2019, we recorded $2.6 million and $9.5 million of expense, respectively, for technology-related services and lease expense for a facility Wipro provided to us.

As of September 30, 2020 and December 31, 2019, we had trade payables due to Wipro of $0 and $1.5 million respectively.  As of September 30, 2020 and December 31, 2019, we had no trade receivables due from Wipro.

In the third quarter of 2019, we entered into a business relationship with Snap Kitchen, the founder of which is a 9% owner of Harte Hanks. We recorded $164,000 of revenue earned from Snap Kitchen in the nine months ended September 30, 2020.

As described in Note F, Long-Term Debt, the Company’s Texas Capital Credit Facility is secured by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of our founders). Pursuant to the Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated January 9, 2018, between HHS Guaranty, LLC and the Company, HHS Guaranty, LLC has the right to appoint one representative director to the Board and is paid a fee to provide the guarantee. Currently, David L. Copeland serves as the HHS Guaranty, LLC representative on the Board.

Note N — Sale of Direct Mail Assets and Equipment

On April 24, 2020, we sold the majority of the production equipment from our Jacksonville facility to Summit Direct Mail Inc. (“Summit”) for $1.5 million.  Subsequent to April 2020, the Company sold or scrapped the remaining supplies and equipment in Jacksonville for additional proceeds of $0.5 million.  In addition to the asset sale, the Company entered into a strategic partnership with Summit, pursuant to which the Company continues to manage client relationships, and may at its discretion and direction, use Summit to perform direct mail campaigns.  We act as principal in these transactions, and will account for the associated revenue on a gross basis.

The Company is well positioned to provide the full suite of marketing solutions to Summit customers and will leverage the expanded print and direct mail capabilities provided by the partnership with Summit to grow our business.

As a result of this sale, we booked a $1.9 million impairment charge on our Jacksonville facility and recognized a $1.4 million capital loss and impairment expense from the fixed asset disposal and impairment associated with the Summit deal.  These expenses were included in our restructuring expense for the nine months ended September 30, 2020.

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

During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre and Grand Prairie and exited our last direct mail facility in Jacksonville.  We will migrate our fulfillment business from the Grand Prairie operations into a new 300,000 square foot facility in Kansas City by the end of 2020.  The new Kansas City location will be our primary facility in the Midwest. We have successfully reduced the footprint of our Customer Care business by reducing our Austin office location by 50,000 square feet in addition to exiting and subleasing one of our Manila offices since the business is operating effectively in a work-from-home environment.

In the three months ended September 30, 2020 and 2019 we recorded restructuring charges of $1.4 million and $3.1 million respectively.  The charges for the three months ended September 30, 2020 included $0.6 million of severance charges, $0.6 million of facility related and other expenses, and $0.2 million in capital losses from the asset disposal associated with the Summit deal.  The charges for the three months ended September 30, 2019 were primarily related to or comprised of $1.1 million of severance expense, $1.3 million of lease impairment and other charges, and $0.7 million contract termination fee.

In the nine months ended September 30, 2020 and 2019, we recorded restructuring charges of $8.0 million and $10.9 million respectively. The charges for the nine months ended September 30, 2020 included $3.0 million of lease impairment charges related to the exit from our direct mail facilities, $2.0 million of severance charges, $1.3 million in capital losses from the asset disposal associated with the Summit deal and $2.0 million of facility related and other expenses. The charges for the nine months ended September 30, 2019 were primarily related to or comprised of the $4.0 million write off of our customer databases and $2.8 million contract termination fee, $1.8 million of severance expense, $1.0 million lease impairment charge, and $0.6 million asset impairment charge as well as $0.7 million of facility and other expenses.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Customer database build write off	$—	$—	$—	$4,036
Contract termination fee	—	667	—	2,767
Adjustment to Contract termination fee	—	—	(306)	—
Severance	641	1,116	2,053	1,760
Facility, asset impairment and other expense
Lease impairment and termination expense	—	888	2,974	956
Fixed Asset disposal and impairment charges	154	26	1,294	589
Facility and other expenses	624	383	1,990	759
Total facility, asset impairment and other expense	778	1,297	6,258	2,304

Total	$1,419	$3,080	$8,005	$10,867

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Three Months Ended September 30, 2020
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$695	$775	$2	$1,472
Additions	—	611	576	1,187
Payments and adjustments	(695)	(608)	(570)	(1,873)
Ending Balance:	$—	$778	$8	$786

In thousands	Nine Months Ended September 30, 2020
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$1,491	$360	$70	$1,921
Additions	—	2,022	3,145	5,167
Payments and adjustments	(1,491)	(1,604)	(3,207)	(6,302)
Ending balance:	$—	$778	$8	$786

In thousands	Three Months Ended September 30, 2019
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$2,100	$231	$76	$2,407
Additions	667	1,116	452	2,235
Payments	(700)	(739)	(387)	(1,826)
Ending Balance:	$2,067	$608	$141	$2,816

	For the Nine Months Ended September 30, 2019
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$—	$—	$—
Additions	2,767	1,760	528	5,055
Payments	(700)	(1,152)	(387)	(2,239)
Ending Balance:	$2,067	$608	$141	$2,816

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $21.0 million through the end of 2020. We recognized $8.0 million of restructuring expense in the nine months ended September 30, 2020 and recognized $11.8 million of restructuring expense in the year ended December 31, 2019.  We expect to incur $1.2 million of restructuring charges through the end of 2020.

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”), Part II, Item 1a. “ Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

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

Our services include a wide variety of integrated, multi-channel, data-driven solutions for top brands around the globe. We help our clients gain insight into their customers’ behaviors from their data and use that insight to create innovative multi-channel marketing programs to deliver a return on marketing investment. We believe our clients’ success is determined not only by how good their tools are, but how well we help them use the tools to gain insight and analyze their consumers’ preferences. This results in a strong and enduring relationship between our clients and their customers which is key to being leaders in customer interaction. We offer a full suite of capabilities and resources to provide a broad range of marketing services, utilizing a variety of media from direct mail to email, including:

•	Agency
•	Digital Solutions
•	Database Marketing Solutions
•	Direct mail
•	Mail and Product Fulfillment
•	Logistics
•	Contact centers

We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature, and as a consequence are easier for our clients to reduce in the short-term than all other expenses. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to our clients, among other factors. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs.

We continued to face a challenging competitive environment in 2020. The sale of our direct mail assets and equipment to Summit in April 2020, together with our restructuring activities, have and will continue to result in a decrease of recurring expenses. These are all parts of our efforts to prioritize our investments and focus on our core business of optimizing the journey of our customers’ clients across an omni-channel delivery platform. We expect these actions will continue to enhance our liquidity and financial flexibility. For additional information, see “Liquidity and Capital Resources” section.

COVID-19

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus among our employees, including suspending all non-essential employee travel worldwide, temporarily closing the majority of our domestic and foreign offices, extensively and frequently disinfecting our offices that remained open, enforcing social distancing to the extent possible and requiring the majority of our employees to work remotely. These measures will remain in effect until we can safely re-open our offices.

We continue to closely monitor the impact of the pandemic on all aspects of our business, including how the pandemic continues to impact our customers, employees, suppliers, vendors and business partners, as well as how it has impacted our liquidity and ability to comply with covenants in our credit agreement.

In connection with the pandemic, some of our customers have reduced the amount of work we provide to them while other customers have requested accommodations including extensions of payment or restructuring of agreements.  In addition, some of our customers have declared bankruptcy and it is possible that additional customers will file for bankruptcy in the coming months.  We have also seen a number of wins for our contact centers solutions services as well as increased volume for existing customers as a result of the environment caused by the pandemic including an increased need for contact center services. While the pandemic has not had a material effect on our business, liquidity or ability to comply with covenants to date, given the dynamic nature of the pandemic, we may experience material impacts in the future. We recommend that you review  “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a further discussion on COVID-19.

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

During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre and Grand Prairie and exited our last direct mail facility in Jacksonville.  We will migrate our fulfillment business from the Grand Prairie operations into a new 300,000 square foot facility in Kansas City by the end of 2020.  The new Kansas City location will be our primary facility in the Midwest. We have successfully reduced the footprint of our Customer Care business by reducing our Austin office location by 50,000 square feet in addition to exiting and subleasing one of our Manila offices since the business is operating effectively in a work-from-home environment.

In the three and nine months ended September 30, 2020, we recorded restructuring charges of $1.4 million and $8.0 million, respectively. These charges were mainly related to lease termination and impairment charges, fixed asset impairment and disposal charges and other facility related expenses as well as severance payments.

We expect that in connection with our cost-saving restructuring initiatives, we will incur total restructuring charges of approximately $21.0 million through the end of 2020. We recognized $8.0 million of restructuring expense in the nine months ended September 30, 2020 and $11.8 million of restructuring expense in the year ended December 31, 2019. We expect to incur another $1.2 million of restructuring charges in the fourth quarter of 2020.

Sale of assets and production equipment from Jacksonville facility and strategic partnership with Summit

On April 24, 2020, we sold the majority of the production equipment from our Jacksonville facility to Summit Direct Mail Inc.(“Summit”) for $1.5 million.  Subsequent to April 2020, the Company sold or scrapped the remaining supplies and equipment in Jacksonville for additional proceeds of $0.5 million.  In addition to the asset sales, the Company entered into a strategic partnership with Summit, pursuant to which the Company continues to manage client relationships, and may at its discretion and direction, use Summit to perform direct mail campaigns.  The Company is well positioned to provide the full suite of marketing solutions to Summit customers and will leverage the expanded print and direct mail capabilities provided by the partnership with Summit to grow our business.

As a result of this sale, we booked a $1.9 million impairment charge on our Jacksonville facility and recognized a $1.4 million capital loss and impairment expense from the fixed asset disposal and impairment associated with the Summit deal.  These expenses were included in our restructuring expense for the nine months ended September 30, 2020.

Paycheck Protection Program Term Note

On April 14, 2020, the Company entered into a promissory note with Texas Capital Bank,  for an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (“PPP Term Note”) under the CARES Act. The PPP Term Note is guaranteed by the United States Small Business Administration.

The PPP Term Note bears interest at a fixed annual rate of 1.00%, with interest deferred for the first six months. Beginning in November 2020, the Company will be required to make 18 equal monthly payments of principal and interest with the final payment due in April 2022, unless the loan is forgiven as described below. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The proceeds may be used to maintain payroll or make certain covered interest payments, lease payments and utility payments. Under the terms of the CARES Act, the Company can be granted forgiveness for all or a portion of the loan granted under the Paycheck Protection Program, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for permitted expenses.

At this time, the Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are not in a position to estimate the timing of the completion of the forgiveness process. We expect to apply for forgiveness of the PPP Term Note in the fourth quarter of 2020. We have elected to classify the principal balance of the PPP Term Note within both Short-term and Long-term debt, net, on the condensed consolidated balance sheet as of September 30, 2020. Under the existing terms of the PPP Term Note, if no forgiveness is granted, approximately $6.7 million of the principal amount of the PPP Term Note would be due within twelve months.

Texas Capital Credit Facility

On May 11, 2020, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased availability under the facility to $19 million.

Results of Operations

Operating results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except percentages	2020	2019	% Change	2020	2019	% Change
Revenues	$47,702	$51,414	(7.2)%	$129,825	$165,250	(21.4)%
Operating expenses	46,917	55,889	(16.1)%	140,033	187,278	(25.2)%
Operating income (loss)	$785	$(4,475)	117.5%	$(10,208)	$(22,028)	(53.7)%

Operating margin	1.6%	(8.7)%		(7.9)%	(13.3)%

Loss before income taxes	$(1,674)	$(5,886)	(71.6)%	$(15,601)	$(22,478)	(30.6)%

Diluted loss per common share from operations	$(0.27)	$(0.97)	(72.4)%	$(0.48)	$(3.77)	(87.2)%

Revenues

Three months ended September 30, 2020 vs. Three months ended September 30, 2019

Revenues declined $3.7 million, or 7.2%, in the three months ended September 30, 2020, compared to the three months ended September 30, 2019. These results reflect the impact of declines in most of our industry verticals. Revenues declined in our financial services, retail, transportation, and healthcare verticals by $5.1 million, or 43.9%, $3.4 million, or 38.9%, $2.7 million, or 83.7%, and $1.2 million, or 21.8%, respectively. These declines were primarily due to lost clients and lower volumes of sales to existing clients. These declines were partially offset by the increase in B2B and consumer brands verticals of $5.8 million, or 51.0%, and $2.9 million or 26.1%, respectively, driven by increased demand.

Nine months ended September 30, 2020 vs. Nine months ended September 30, 2019

Revenues declined $35.4 million, or 21.4%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. These results reflect the impact of declines in most of our industry verticals. Revenues declined in our retail, financial services, transportation and healthcare verticals by $17.7 million, or 55.9%, $15.3 million, or 41.6%, $9.5 million, or 83.9%,and $2.7 million, or 17.8%, respectively. These declines were primarily due to lost clients and lower volumes of sales to existing clients. These declines were partially offset by the increase in the B2B and consumer brands vertical of $7.3 million, or 20.8%, and $2.5 million, or 7.1%, respectively, driven by increased demand.

Operating Expenses

Three months ended September 30, 2020 vs. Three months ended September 30, 2019

Operating expenses were $46.9 million in the three months ended September 30, 2020, compared to $55.9 million in the three months ended September 30, 2019. Production and distribution expenses declined $4.1 million, or 23.9%, compared to the three months ended September 30, 2019 primarily due to lower revenue, consolidation of locations and closure of mail facilities as well as cost reduction initiatives. Labor costs declined $1.5 million, or 5.4%, compared to the three months ended September 30, 2019, primarily due to lower payroll expense from lower revenue across most revenue streams and our expense reduction efforts, which was partially offset by higher temporary labor expenses in Contact Center driven by an increased volume of work. Advertising, Selling, General and Administrative expense decreased $1.1 million, or 19.3%, compared to the three months ended September 30, 2019, primarily due to lower bad debt expense and lower accrued consulting expense.  Depreciation expense declined $0.5 million, or 42.2%, compared to the prior year quarter, primarily due to lower capital expenditures and disposal of mail equipment.

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

Nine months ended September 30, 2020 vs. Nine months ended September 30, 2019

Operating expenses were $140.0 million in the nine months ended September 30, 2020, compared to $187.3 million in the nine months ended September 30, 2019. Production and distribution expenses declined $21.2 million, or 36.5%, compared to the three months ended September 30, 2019 primarily due to lower revenue and cost reduction initiatives.  Labor costs declined $17.4 million, or 18.5%, compared to the nine months ended September 30, 2019, primarily due to lower payroll expense from lower revenue across most revenue streams and our expense reduction efforts, which was partially offset by higher temporary labor expenses in Contact Center driven by an increased volume of work. Advertising, Selling, General and Administrative expense decreased $4.6 million, or 23.0%, compared to the nine months ended September 30, 2019, primarily due to $1.8 million of lower business services expense resulting from the reduction in IT services expenses including data processing fees, software license fees and data network services, $0.8 million of lower employee expenses as a result of less travel and related expenses, $0.6 million of lower accrued consulting expense and $0.5 million lower bad debt expenses.  Depreciation expense declined $1.1 million, or 27.8%, compared to the prior year quarter, primarily due to lower capital expenditures and disposals of mail equipment.

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

Operating Income (loss)

Three months ended September 30, 2020 vs. Three months ended September 30, 2019

Operating income was $0.8 million in the three months ended September 30, 2020, compared to a $4.5 million operating loss in the three months ended September 30, 2019. The $5.3 million improvement was primarily driven by the impact of restructuring activities with a $8.4 million reduction in operating expenses which exceeded the revenue decline of $3.7 million.

Nine months ended September 30, 2020 vs. Nine months ended September 30, 2019

Operating loss was $10.2 million in the nine months ended September 30, 2020, compared to $22.0 million in the nine months ended September 30, 2019. The $11.8 million improvement was primarily driven by the impact of restructuring activities with a $46.7 million reduction in operating expenses which exceeded the revenue decline of $35.4 million.

Interest Expense, net

Three months ended September 30, 2020 vs. Three months ended September 30, 2019

Interest expense, net, in the three months ended September 30, 2020 decreased $0.1 million compared to the three months ended September 30, 2019 due to lower interest rate compared to prior year period.

Nine months ended September 30, 2020 vs. Nine months ended September 30, 2019

Interest expense, net, in the nine months ended September 30, 2020 decreased $0.1 million compared to the three months ended September 30, 2019 due to lower interest rate compared to prior year period.

Gain on sale

The gain on sale for three and nine months ended  September 30, 2019  was the result of $5.0 million earn out we received related to the qualified sale of 3Q Digital. There was no gain on sale recognized in the three or nine months ended September 30, 2020.

Other Expense

Three months ended September 30, 2020 vs. Three months ended September 30, 2019

Other expense, net, increased $1.1 million in the three months ended September 30, 2020, compared to the three months ended September 30, 2019 mainly due to an increase in currency revaluation expense of $1.5 million which was partially offset by $0.5 million of lower pension expense.

Nine months ended September 30, 2020 vs. Nine months ended September 30, 2019

Other expense, net, were flat in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019

Income Taxes

Three months ended September 30, 2020 vs. Three months ended September 30, 2019

The income tax benefit of $0.1 million in the third quarter of 2020 represents an increase in income tax benefit of $0.2 million when compared to the third quarter of 2019. Our effective tax rate was 3.2% for the third quarter of 2020, increasing from a negative effective tax rate of 1.7% for the third quarter of 2019. The effective income tax rate calculated for the three months ended September 30, 2020 differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowances recorded on our deferred tax assets for federal net operating losses incurred as a result of the enactment of the CARES Act during the three months ended September 30, 2020.  As permitted under the CARES Act, these losses will be carried back to tax years when the federal statutory rate was 35%, resulting in an additional tax benefit.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the three months ended September 30, 2020 and September 30, 2019 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Nine months ended September 30, 2020 vs. Nine months ended September 30, 2019

The income tax benefit of $12.9 million in the nine months ended September 30, 2020 represents an increase in benefit of $13.7 million when compared to the nine months ended September 30, 2019. Our effective tax rate was 82.4% for the nine months ended September 30, 2020, increasing from a negative effective tax rate of 3.7% for the nine months ended September 30, 2019. The effective income tax rate calculated for the nine months ended September 30, 2020 differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowances recorded on our deferred tax assets for federal net operating losses incurred, as a result of the enactment of the CARES Act during the nine months ended September 30, 2020.  These losses will be carried back to tax years when the federal statutory rate was 35%, resulting in an additional tax benefit.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the nine months ended September 30, 2020 and September 30, 2019 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent and restricted cash balances were $31.8 million and $34.1 million at September 30, 2020 and December 31, 2019, respectively. On April 20, 2020, the Company received PPP Loan proceeds in the amount of $10 million. On August 5, 2020, we received $3.3 million in federal tax refunds related to our 2018 NOL carryback. We also expect to receive additional tax refunds of $6.6 million and $2.9 million in 2020 and 2021, respectively, as a result of the change to the tax NOL carryback provisions included in the CARES Act.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $11.4 million, compared to net cash provided by operating activities of $9.4 million for the nine months ended September 30, 2019. The $20.8 million year-over-year decrease in cash provided by operating activities was primarily due to the $15.9 million tax refund and $5.0 million earn out related to the Qualified Sale of 3Q Digital each of which we received in the second quarter of 2019.

Investing Activities

Net cash provided by investing activities was $0.5 million for the nine months ended September 30, 2020, compared to net cash used in investing activities of $1.6 million for the nine months ended September 30, 2019   The change was mainly due to the $1.7 million of proceeds from the sale of direct mail assets and equipment to Summit and other vendors in 2020 and less capital expenditure activities for the nine months ended September 30, 2020 as compared to the same period in 2019.

Financing Activities

Net cash provided by financing activities was $7.5 million for the nine months ended September 30, 2020, compared to $3.4 million net cash provided by financing activities for the nine months ended September 30, 2019. The $4.1 million year-over-year increase was primarily due to the $10 million PPP loan we received in the second quarter of 2020,  which was partially offset by the repayment of $1.6 million of the borrowings outstanding under our Texas Capital Credit Facility in the nine months ended September 30, 2020 as well as $4.5 million increased borrowing under the Company’s Texas Capital Credit Facility in the first quarter of 2019.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of September 30, 2020 and 2019 were $3.4 million and $3.2 million, respectively.

Credit Facilities

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased our borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into a second amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. On May 11, 2020, we entered into a third amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC. We pay HHS Guaranty, LLC a quarterly fee as consideration for the guarantee of 0.5% of the value of the collateral actually pledged to secure the facility, which for the three months ended September 30, 2020 amounted to $0.1 million.

At September 30, 2020, we had letters of credit in the amount of $1.8 million outstanding. No amounts were drawn against these letters of credit at September 30, 2020  These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at September 30, 2020.

As of September 30, 2020 and December 31, 2019, we had $17.1 million and $18.7 million of borrowings outstanding under the Texas Capital Facility, respectively. As of September 30, 2020, we had the ability to borrow an additional $0.1 million under the facility.

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

The unforgiven portion of the PPP Term Notes is payable over two years at a fixed annual rate of 1.00%, with interest deferred for the first six months .  The Company used the proceeds for purposes consistent with the Paycheck Protection Program. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.  At this time, the Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are not in a position to estimate the timing of the completion of the forgiveness process. We expect to apply for the forgiveness of the PPP Term Note in the fourth quarter of 2020. We had no other off-balance sheet financing activities at September 30, 2020.

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

Our Significant Accounting policies are described in Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements.

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

The interest rate on the Texas Capital Credit Facility is variable based upon the prime rate or LIBOR and, therefore, is affected by changes in market interest rates. We estimate that a 100-basis point increase in market interest rates on the actual borrowings in 2019 would have an immaterial impact on our interest expense. At September 30, 2020, the company had $17.1 million of debt outstanding under the Texas Capital Credit Facility.  The nature and amount of our borrowings can be expected to fluctuate as a result of business requirements, market conditions, and other factors. Due to our overall debt level and cash balance at September 30, 2020, anticipated cash flows from operations, and the various financial alternatives available to us, we do not believe that we currently have significant exposure to market risks associated with an adverse change in interest rates. At this time, we have not entered into any interest rate swap or other derivative instruments to hedge the effects of adverse fluctuations in interest rates.

Our earnings are also affected by fluctuations in foreign currency exchange rates as a result of our operations in foreign countries. Our primary exchange rate exposure is to the Euro, British Pound, and Philippine Peso. We monitor these risks throughout the normal course of business. The majority of the transactions of our U.S. and foreign operations are denominated in the respective local currencies. Changes in exchange rates related to these types of transactions are reflected in the applicable line items making up operating income (loss) in our Condensed Consolidated Statements of Comprehensive Income (Loss). Due to the current level of operations conducted in foreign currencies, we do not believe that the impact of fluctuations in foreign currency exchange rates on these types of transactions is significant to our overall annual earnings. A smaller portion of our transactions are denominated in currencies other than the respective local currencies. For example, intercompany transactions that are expected to be settled in the near-term are denominated in U.S. Dollars. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Any foreign currency gain or loss from these transactions, whether realized or unrealized, results in an adjustment to income, which is recorded in “Other, net” in our Condensed Consolidated Statements of Comprehensive Income (Loss). Transactions such as these amounted to $1.0 million in pre-tax currency transaction losses in the nine months ended September 30, 2020. At this time, we are not party to any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2019 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended September 30, 2020 to the risk factors previously disclosed in the 2019 10-K.

   The COVID-19 pandemic may have a materially adverse effect on the Company’s business and operations.

The COVID-19 pandemic is severe, widespread, and continues to evolve and may adversely affect the Company’s business, financial position, results of operations, and cash flows. Recent rises in infection rates across the globe have caused the re-institution of quarantines and lock-down procedures that were relaxed during the summer months in Northern Hemisphere. The COVID-19 pandemic has caused, and may continue to cause significant volatility in the global economic markets and our operating results may be subject to fluctuations based on general economic conditions and the extent to which COVID-19 ultimately impacts our business. While the pandemic and the resulting impact on the global economy have not material adversely affected our business to date, the deterioration of economic conditions could materially reduce our sales and profitability. Any financial distress of our customers due to declines in the global economy could result in reduced sales and decreased collectability of accounts receivable which would negatively impact our results of operations. Furthermore, the Company faces risks due to the evolving effect of COVID-19 on our employees, customers, suppliers, and third-party providers, including the impact of actions taken by the U.S. and foreign governments to curtail the spread of the virus, including social distancing measures and restrictions on travel and building capacity limits. In addition, if there was an outbreak of COVID-19 at one of our facilities, we may be required to temporarily close such facility.

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

Although we have developed and continue to develop plans to mitigate the negative impact of the COVID-19 pandemic on our business and safeguard all of our IT functions to ensure security and data protection, such efforts may not prevent our business from being materially adversely affected.  Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we could experience declines in revenue and profitability. Such impacts could be material to our consolidated financial statements in the fourth quarter and subsequent reporting periods.

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

HARTE HANKS, INC.

November 13, 2020	/s/ Andrew B. Benett
Date	Andrew B. Benett
Executive Chairman and Chief Executive Officer

November 13, 2020	/s/ Laurilee Kearnes
Date	Laurilee Kearnes
Vice President, and Chief Financial Officer