Form 10-K
period 2020-12-31
HARTE HANKS INC
filed 2021-03-24
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($3.10) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020), was approximately $17,824,464.

The number of shares outstanding of each of the registrant’s classes of common stock as of January 31, 2021 was 6,654,246 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the company’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT.

Harte Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2020

PART I

ITEM 1.	BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “1933 Act”) and Section 21E of the Exchange Act. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, including our ability to reduce costs pursuant to the Restructuring Activities, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings (loss) per share, operating income (loss), expense related to equity-based compensation, capital resources and other financial items, if any, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions, or outcomes.

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

INTRODUCTION

Harte Hanks, Inc., together with its subsidiaries (“Harte Hanks,” “Company,” “we,” “our,” or “us”) is a leading global customer experience company.  With offices in North America, Asia-Pacific and Europe, Harte Hanks works with some of the world’s most respected brands

We are the successor to a newspaper business started by Houston Harte and Bernard Hanks in Texas in the early 1920s. We were incorporated in Delaware on October 1, 1970. In 1972, Harte Hanks went public and was listed on the New York Stock Exchange (“NYSE”).  We became a private company in a leveraged buyout in 1984, and in 1993 we again went public and listed our common stock on the NYSE.  In Q3 2020, we began trading on the OTCQX market.

All reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are publicly available. These documents may be accessed free of charge on our website at http://www.hartehanks.com.  These documents are also provided as soon as practical after they are filed with the SEC and may also be found at the SEC’s website at www.sec.gov. Additionally, we have adopted and posted on our website a code of ethics that applies to our chief executive officer, chief operating officer, and chief financial officer. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and nominating and corporate governance committees. We will provide a printed copy of any of these documents to any requesting stockholder. These website addresses are intended to be for inactive textual references only. None of the information on, or accessible through, these websites are part of this Form 10-K or is incorporated by reference herein.

OUR BUSINESS

Harte Hanks, Inc. is a leading global customer experience company operating in three business segments: Marketing Services, Customer Care, and Fulfillment & Logistics Services. Through our end-to-end, commerce-focused capabilities, we assist clients in managing their relationships with their customers.  Our services include strategic planning, data strategy, performance analytics, creative development and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.

Marketing Services

We leverage data, insight, and experience to support clients as they engage customers through digital, traditional, and emerging channels.  We provide omni-channel marketing solutions across the entire customer journey. We partner with clients to develop strategies and tactics to identify and prioritize customer audiences in B2C and B2B transactions.  Our primary services include:

•

Strategy  —  Strategic planning across our clients’ businesses, brands, sales and marketing, communications, and e-commerce offerings. Customer relationship management (CRM) strategic services include experience mapping, acquisition/winback initiatives, up-sell/cross-sell efforts, and retention, loyalty, and advocacy programs.

•

Data & Analytics – In-depth data and analytics offerings, including audience identification and prioritization, predictive modeling, and data strategy. We also provide data hygiene and cleansing.  We access broad first-party and third-party data sources, search and social media, and research through syndicated, primary and secondary sources.

•

Creative — Full-service creative development and execution spanning traditional and digital channels, including print, broadcast, direct mail, website, app, display, social, mobile, search engine marketing, and voice.

•	Marketing Technology – Website and app development, e-commerce enablement, database building and management, platform architecture creation, and marketing automation.

We leverage our proprietary data and insight tools to provide what we believe is best-in-class service to customers including:

•	The Harte Hanks Behavioral Index, a global initiative that monitors the effects that societal changes have on attitudes, habits, need states, and the implications on specific brand performance; and
•	DataView, a comprehensive, aggregate data mart that provides a 360-degree customer view, with over 1,500 consumer attributes enabling accurate predictive marketing.

Customer Care

We offer intelligent, responsive contact center solutions using real-time data.  We handle over 5 million customer contacts each year, including phone, e-mail, social media, text messaging, chat, and digital self-service support. We utilize advanced technology infrastructure, human resource management skills, and industry experience to provide our Customer Care services. These services include:

•

Customer Service —  Product information requests, product features descriptions, activating customer accounts, resolving complaints, cross-selling/up-selling, billing inquiries, address changes, claims, ordering/reservations, prequalification and warranty management, and health information and sales information.

•

Social Media support – Respond to customer inquiries regarding product information requests, product feature descriptions, and complaint resolution via direct social channels,  e-commerce review sites, and community management.

•	Technical support — Handle inquiries regarding hardware, software, communications services and equipment, Internet access technology, and Internet portal usage.

We utilize a sophisticated workforce management system to efficiently schedule personnel, manage call volume and provide disaster recovery backup.  Our data warehouse captures and downloads customer contact information for daily reporting on a real-time and historical basis.  Our data warehouse supplies information for our performance management systems and is integrated with Tableau to provide dashboards and visualization of KPIs.  Captured data provides clients with direct visibility into our services.

Our advanced analytics alerts customers to trending products and service issues.  We configure different CRM solutions (e.g., Oracle, Salesforce, Zendesk) to create meaningful customer interactions by connecting content between agent or AI-driven interfaces and web-based self-help tools and community forums.  When combined with our Fulfillment and Logistics offerings, we provide a full suite of services for customers’ warranty, returns and recall issues.

Fulfillment & Logistics Services

We offer Mail and Product Fulfillment and Logistics as well as Direct Mail Services:

•

Product, Print-On-Demand, and Mail Fulfillment: Our varied product and mail fulfillment solutions include printing on demand, managing product recalls, and distributing literature and promotional products to support B2B trade, drive marketing campaigns, and improve customer experience.  GoBox provides custom solutions to engage audiences, target customers, support conferences, and appreciate employees.  Our fulfillment locations are temperature-controlled, FDA-approved, and geographically convenient and thereby allow us to optimize print and product fulfillment to maximize customer shipping efficiency and minimize transportation costs.  We leverage our proprietary nexTOUCH platform to facilitate customer orders, and we work with a variety of data sources and users to initiate the fulfillment order process.

Our new 300,000 square-foot Kansas City location is FDA approved and licensed for nutritional supplements, medical foods, baby formula and junior food products, chocolates, coffee and tea, edible nuts and seeds, snack foods, pet foods, pet treats, and pet nutritional supplements.

•

Logistics: We provide third-party logistics and freight optimization services in the United States. We ship millions of time-sensitive materials annually through our access to a certified fleet of over 15,000 trucks and a proprietary logistical system called Allink®360 designed to ensure customer products are delivered on-time and on-budget.

•	Direct Mail: Through the first half of 2020, we provided a full-service direct mail offering out of our Jacksonville (FL) and Grand Prairie (TX) production facilities. We exited these direct mail facilities in Q2 2020 and sold the related equipment.

Financial information about reporting segments can be found in Item 7 - Management's Discussion and Analysis of Financial Condition and Result of Operations and Item 8 - Financial Statements and Supplementary Data under Note P.

As stated above, our marketing services offering has been purposely built to deliver omni-channel marketing services including strategic planning, data strategy, performance analytics, creative development and execution, technology enablement, marketing automation, and database management. Our operational services include cross-channel customer care, fulfillment and distribution, and logistics. We create relevancy by leveraging data, insight, and our extensive experience in leading clients as they engage their customers through digital, traditional, and emerging channels.

We are known for helping clients build deep customer relationships, create connected customer experiences, and optimize each and every customer touch point in order to deliver desired business outcomes. Realizing our clients’ success is the only valid measure of our own success, we ensure all our efforts are aligned with our clients’ business objectives and measured against defined performance metrics. It is this commitment to our clients and their businesses that allows us to build deep and meaningful relationships with them. Our client engagements may consist of one or a few of our service offerings – with a goal toward continuously expanding our client relationships.

In 2020 and 2019, Harte Hanks had revenues of $176.9 million and $217.6 million, respectively.

COVID-19

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of COVID-19 among our employees, including suspending all non-essential employee travel worldwide, temporarily closing the majority of our domestic and foreign offices, extensively and frequently disinfecting our offices that remained open, enforcing social distancing to the extent possible and requiring the majority of our employees to work remotely. These measures will remain in effect until we can safely re-open our offices.

We continue to closely monitor the impact of the pandemic on all aspects of our business, including how the pandemic continues to impact our customers, employees, suppliers, vendors and business partners, as well as how it has impacted our liquidity and ability to comply with covenants in our credit agreement.

In connection with the pandemic, some of our customers have reduced the amount of work we provide to them while other customers have requested accommodations including extensions of payment or restructuring of agreements.  In addition, some of our customers have declared bankruptcy and it is possible that additional customers will file for bankruptcy in the coming months.  However, due to pandemic-related changes, including an increased need for contact center services, our Customer Care solutions services secured new contracts as well as increased volume for existing customers.  While the pandemic has not had a material effect on our business, liquidity or ability to comply with covenants to date, given the dynamic nature of the pandemic, we may experience material impacts in the future. We recommend that you review  “Item 1A. Risk Factors” in this Annual Report on this Form 10-K for a further discussion on COVID-19.

Sale of assets and production equipment from Jacksonville facility and strategic partnership with Summit

On April 24, 2020, we sold the majority of the production equipment from our Jacksonville facility to Summit Direct Mail Inc. (“Summit”) for $1.5 million.  Subsequent to April 2020, the Company sold or scrapped the remaining supplies and equipment in Jacksonville (FL) for additional proceeds of $0.5 million.  In addition to the asset sale, the Company entered into a strategic partnership with Summit, pursuant to which the Company continues to manage client relationships, and may at its discretion and direction, use Summit to perform direct mail campaigns.

As a result of this sale, we booked a $1.9 million impairment charge on our Jacksonville facility and recognized a $1.4 million capital loss and impairment expense from the fixed asset disposal and impairment associated with the Summit deal.  These expenses were included in our restructuring expense for the year ended December 31, 2020.

Restructuring Activities

In 2019, our management team, along with members of the Board, formed a project committee focused on cost-saving initiatives and other restructuring efforts. This committee reviewed each of our business segments and other operational areas to identify both one-time and recurring cost-saving opportunities. In 2020, our management team continued to review and adjust our cost structure and operating footprint, optimize our operations, and invest in improved technology.

During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre (PA) and Grand Prairie (TX) and exited our last direct mail facility in Jacksonville (FL).  We migrated our fulfillment business from the Grand Prairie operations into a new 300,000 square foot facility in Kansas City in December 2020.  The new Kansas City location will be our primary facility in the Midwest. We have successfully reduced the footprint of our Customer Care business by reducing our Austin office location by approximately 50,000 square feet in addition to exiting and subleasing one of our Manila offices since the business is operating effectively in a work-from-home environment.

In the year ended December 31, 2020 and 2019, we recorded restructuring charges of $9.4 million and $11.8 million respectively.  Restructuring charges in 2020 included lease impairment charges related to the exit from our direct mail facilities, severance charges, capital losses from the asset disposal associated with the Summit deal and facility related and other expenses.  Restructuring charges in 2019 were primarily related to or comprised of write offs of our customer database, contract termination fees, severance agreements, lease impairment charge, and asset impairment charge as well as facility related expenses.

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $24.8 million through the end of 2021.  In the years ended December 31, 2020 and 2019, we recognized $9.4 million  and $11.8 million of restructuring expenses, respectively.  We expect to incur $3.6 million of restructuring charges through the end of 2021.

Customers

Our services are marketed to specific industries or markets. We tailor our services and software products depending on the industry or market we are targeting. We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications. We currently provide services primarily to the B2B, consumer brand, financial services, retail, and healthcare vertical markets, in addition to a range of other select markets. Our largest client (measured in revenue) generated 11.2% of total revenues in 2020. Our largest 25 clients in terms of revenue generated 62% of total revenue in 2020.

Sales and Marketing

We rely on our enterprise and solution sellers to primarily sell our products and services to new clients and task our employees supporting existing clients to expand our client relationship through additional solutions and products. Our marketing services sales force sells a variety of solutions and services to address client’s targeted marketing needs. We maintain solution-specific sales forces and sales groups to sell our individual products and solutions. We currently have approximately 10 employees in our sales and marketing function.

Facilities

Our services are provided at the following facilities, all of which are leased:

Domestic Offices

Austin, Texas	Langhorne, PA
Chelmsford, Massachusetts	Lenexa, Kansas
Deerfield Beach, Florida	Maitland, Florida
East Bridgewater, Massachusetts	Shawnee, Kansas
Jacksonville, Florida	Trevose, Pennsylvania
Kansas City, Kansas	Texarkana, Texas

International Offices

Hasselt, Belgium	Manila, Philippines
Iasi, Romania	Uxbridge, United Kingdom

Competition

Our competition comes from local, national, and international marketing and advertising companies, and internal client resources, against whom we compete for individual projects, entire client relationships, and marketing expenditures. Competitive factors in our industry include the quality and scope of services, technical and strategic expertise, the perceived value of the services provided, reputation, and brand recognition. We also compete against social, mobile, web-based, email, print, broadcast, and other forms of advertising for marketing and advertising dollars in general.  In 2020, we saw the entrance of new competitors to our industry and the insourcing of capabilities among our clients.  We also saw an increase in both traditional consulting firms and niche companies entering the customer experience industry.

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

In addition, our business, in general, and the way we do business in particular, may be affected by the impact of these restrictions on our clients and their marketing activities. These additional regulations could increase compliance requirements and restrict or prevent the collection, management, aggregation, transfer, use, or dissemination of information or data that is currently legally available. Additional regulations may also restrict or prevent current practices regarding unsolicited marketing communications. For example, many states have considered implementing “do-not-mail” legislation that could impact our business and the businesses of our clients and customers. In addition, continued public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

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

EMPLOYEES

As of December 31, 2020, Harte Hanks employed 1,827 full-time employees and 607 part-time employees, of which approximately 1,349 are based outside of the U.S., primarily in the Philippines. A portion of our workforce is provided to us through staffing companies. None of our workforce is represented by labor unions. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

The COVID-19 pandemic may have a materially adverse effect on the Company’s business and operations.

The COVID-19 pandemic is severe, widespread, and continues to evolve and may adversely affect the Company’s business, financial position, results of operations, and cash flows. Rises in infection rates across the globe have caused the re-institution of quarantines and lock-down procedures that were relaxed during the summer months in the Northern Hemisphere. While vaccines for the virus that causes COVID-19 have begun to be deployed in many countries throughout the world, the pandemic continues to cause significant volatility in the global economic markets and significant uncertainty remains as to the timing and pace of a global economic recovery. As a result, our operating results may be subject to fluctuations based on general economic conditions and the extent to which COVID-19 ultimately impacts our business. While the pandemic and the resulting impact on the global economy have not material adversely affected our business to date, the deterioration of economic conditions could materially reduce our sales and profitability. Any financial distress of our customers due to the pandemic could result in reduced sales and decreased collectability of accounts receivable which would negatively impact our results of operations. Furthermore, the Company faces risks due to the evolving effect of COVID-19 on our employees, customers, suppliers, and third-party providers, including the impact of actions taken by the U.S. and foreign governments to curtail the spread of the virus, including social distancing measures and restrictions on travel and building capacity limits. In addition, if there was an outbreak of COVID-19 at one of our facilities, we may be required to temporarily close such facility.

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

Although we have developed and continue to develop plans to mitigate the negative impact of the COVID-19 pandemic on our business and safeguard all of our IT functions to ensure security and data protection, such efforts may not prevent our business from being materially adversely affected.  Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we could experience declines in revenue and profitability. Such impacts could be material to our consolidated financial statements in the first quarter of 2021 and subsequent reporting periods.

As the full extent of COVID-19’s impact on our operations, key metrics, and financial performance depends on future developments, including the pace of production and deployment of a vaccine,  that are uncertain and unpredictable, its impact on capital and financial markets, and any new information that may emerge concerning the severity of the virus, its spread to other regions, as well as the actions taken to contain it, among others, the impact from the COVID-19 pandemic on our business cannot be reasonably estimated at this time.

Most of our client engagements are cancelable on short notice.

The marketing services we offer, in particular for contact center services, are generally terminable upon short notice by our clients, even if the term of the agreement (and the expected duration of services) is several or many years. Many of our customer agreements do not have minimum volume or revenue requirements or exclusivity arrangements, so clients may (and do) vary their actual orders from us over time based on their own business needs, their satisfaction with the quality and pricing of our services, and a variety of other competitive factors. In addition, the timing of particular jobs or types of jobs at particular times of year (such as mail programs supporting the holiday shopping season or contact center programs supporting a specific event) may cause significant fluctuations in the operating results of our operations in any given quarter. We depend to some extent on sales to certain industries, such as the consumer retail industries, technology, and financial services. Some participants in these industries have announced that the global outbreak of COVID-19 has affected and is expected to continue to affect operations and results for at least the near future.

To the extent these industries experience downturns, our clients may re-evaluate their marketing spend, which could adversely affect the results of our operations.

A large portion of our revenue is generated from a limited number of clients. The loss of a client or significant work from one or more of our clients could adversely affect our business.

Our largest client (measured in revenue) generated 11.2% of total revenues in 2020. Approximately 62% of our revenue for 2020 was generated by our 25 largest clients.  While we typically have multiple projects with our largest customers which would not all terminate at the same time, the loss of one or more of our larger clients or the projects or contracts with one of our largest clients could adversely affect our business, results of operations, and financial condition if the lost revenues are not replaced with profitable revenues from that client or other clients.

Our indebtedness may adversely impact our ability to react to changes in our business or changes in general economic conditions.

As of December 31, 2020, we had approximately $27.1 million of indebtedness outstanding, $17.1 million of which was secured indebtedness.  In addition, subject to compliance with the terms of the agreements governing our indebtedness and the Certificate of Designation for our Series A Convertible Preferred Stock, we may incur additional indebtedness from time to time.

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A (“Texas Capital Bank”), that provided a $20.0 million revolving credit facility (the “Texas Capital Credit Facility”), and for letters of credit issued by Texas Capital Bank up to $5.0 million. The Texas Capital Credit Facility is secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The Texas Capital Credit Facility is guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).  On May 11, 2020, we entered into a third amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million.

On April 14, 2020, the Company entered into a promissory note with Texas Capital Bank,  for an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Term Note is guaranteed by the United States Small Business Administration.

See Note F, Long-Term Debt, in the Notes to Consolidated Financial Statements for further discussion on our debt.

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

The amount of our indebtedness and the terms under which we borrow money under any future credit facilities or other agreements could have significant consequences for our business. The instruments governing our borrowings may include covenants requiring that we maintain certain financial measures and ratios. Covenant and ratio requirements may limit the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations and capital needs. A failure to comply with these restrictions or to maintain the financial measures and ratios contained in the debt agreements could lead to an event of default that could result in an acceleration of indebtedness. In addition, the amount and terms of any future indebtedness could:

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

Risks related to our receipt of Paycheck Protection Program funding.

The PPP Term Note application required us to certify, among other things, that the economic uncertainty caused by the COVID-19 pandemic, at the time of the application, made the PPP Term Note request necessary to support our ongoing operations. While we made this certification in good faith, the certification does not contain any objective criteria and is subject to interpretation. In early 2020, the Small Business Administration (the “SBA”) provided guidance that it would be unlikely that a public company with substantial market value and access to capital markets would be able to make the required certification in good faith, and such company should be prepared to demonstrate to the Small Business Administration, upon request, the basis for its certification. Further, the Secretary of the Treasury and the Small Business Administration Administrator announced that the government will conduct a full audit of all PPP Term Notes of more than $2 million for which the borrower applies for forgiveness. While we believe we have satisfied all eligibility requirements for the PPP Term Note, there is a risk that we may be deemed ineligible to have received the PPP Term Note or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP Term Note. In the first quarter of 2021, we applied for the forgiveness of the PPP Term Note made on April 14, 2020, but if the SBA were to find we were initially ineligible to receive PPP Term Note, our request for forgiveness may be disallowed, we may be required to repay the PPP Term Note in their entirety and we could be subject to additional penalties.

Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.

Pension benefits represent significant financial obligations.  As of December 31, 2020, we had approximately $69.2 million of unfunded pension liabilities. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to our plans. We utilize the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. Differences between actual pension expenses and liability amounts from these estimated expense and liabilities may adversely impact our results of operations and cash flows.

We may need to obtain additional funding to continue as a going concern; if we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back, or cease operations.

Our consolidated financial statements for the year ended December 31, 2020 have been prepared assuming we will continue to operate as a going concern. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain profitability or successfully raise sufficient additional capital as needed, through future financing, asset sales or other strategic arrangements. Additional funds may not be available when needed, or if available, we may not be able to obtain such funds on terms acceptable to us. If adequate funds are unavailable when needed, we may not be able to continue as a going concern. We may be required to scale down or sell certain businesses or cease operations.

We face significant competition for individual projects, entire client relationships and advertising dollars in general.

Our business faces significant competition within each of our vertical markets and for all of our offerings. We offer our marketing services within a dynamic business environment characterized by rapid technological change, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services, and an evolving competitive landscape. This competition comes from numerous local, national, and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships, and marketing expenditures by clients and prospective clients. We also compete against internet (social, mobile, web-based, and email), print, broadcast, and other forms of advertising for marketing and advertising dollars in general.  In 2020, we saw the entrance of new competitors and the insourcing of capabilities among our clients. We also saw an increase in both traditional consulting firms and niche companies becoming players in the customer experience landscape.  Additionally, the decrease in client budgets/investments in customer experience activities due to the global pandemic naturally increased competition.

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

The size of our competitors varies widely across vertical markets and service lines. Some of our competitors may have significantly greater financial, technical, marketing, or other resources than we do in any one or more of our market segments, or overall. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies, methodologies, and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale, and support of innovative products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue, or margins. Some of our competitors also may choose to sell products or services that compete with ours at lower prices by accepting lower margins and profitability or may be able to sell products or services that compete with ours at lower prices given proprietary ownership of data, technical superiority, a broader or deeper product or experience set, greater capital resources or economies of scale. Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations and could also harm our ability to retain clients or obtain new customers on favorable terms. Competitive pricing pressures tend to increase in difficult or uncertain economic environments, due to reduced marketing expenditures of many of our clients and prospects, and the resulting impact on the competitive business environment for marketing service providers such as our company.

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

Our success depends on our ability to effectively and consistently staff and execute client engagements within the agreed upon time frame and budget. Depending on the needs of our clients, our engagements may require customization, integration, and coordination of a number of complex product and service offerings and execution across many facilities. Moreover, in some of our engagements, we rely on subcontractors and other third parties to provide some of the services to our clients, and we cannot guarantee that these third parties will effectively deliver their services, that we will be able to easily suspend work with contractors that are not performing adequately, or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact our ability to provide our products and services, such as the COVID-19 pandemic. Our failure to effectively and timely staff, coordinate, and execute our client engagements may adversely impact existing client relationships, the amount or timing of payments from our clients and our reputation in the marketplace as well as our ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients and other customers may not provide us with sufficient protections against claims for lost profits or other claims for damages.

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

Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditures across our operations. Our management team, along with members of the Board, formed a project committee focused on cost-saving initiatives and other restructuring efforts. The committee reviewed each of our business segments and other operational areas to identify both one-time and recurring cost-saving opportunities.  In 2020, our management team continued to review and adjust our cost structure and operating footprint, optimize our operations, and invest in improved technology.  In the years ended December 31, 2020 and 2019, we recorded restructuring charges of $9.4 million and $11.8 million, respectively, which we believe will result in meaningful future savings, some of which have already been realized.  However, we may not be able to recognize all identified potential savings and even if we are able to recognize the identified savings, such cost savings may be insufficient to achieve our cost management objectives. To the extent that we do not successfully manage our costs our financial results may be adversely affected.

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

The transition of our common stock to the OTCQX may have a negative impact on the market price of our common stock.

Our common stock was delisted from the NYSE in July 2020 and is now traded in the over-the-counter market, or OTCQX. Securities traded in over-the-counter markets generally have substantially less volume and liquidity than securities traded on a national securities exchange such as the NYSE as a result of various factors, including the reduced number of investors that will consider investing in the securities, fewer market makers in the securities and a reduction in securities analyst and news media coverage. As a result, holders of our common stock may have difficulty selling their shares and our stock price could experience additional downward pressure. Furthermore, the price of our common stock could be subject to greater volatility and could be more likely to be affected by market conditions and fluctuations, changes in our operating results, market perception of us and our business, and announcements by us or other parties with an interest in our business. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.

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

As a result of increasing public awareness and interest in privacy rights, data protection and access, information security, environmental protection, and other concerns, national and local governments and industry organizations regularly consider and adopt new laws, rules, regulations, and guidelines that restrict or regulate marketing communications, services, and products. Examples include data encryption standards, data breach notification requirements, registration/licensing requirements (often with fees), consumer choice, notice, and consent restrictions and penalties for infractions, among others. In addition, on May 25, 2018 the European General Data Protection Regulation (“GDPR”) took effect. The GDPR applies to all products and services we provide in the European Union (the “EU”). GDPR includes operational requirements for companies that receive or process personal data of residents of the EU. For example, we may be required to implement measures to change or limit (by age, use or geography) our service offerings. We may also be required to obtain consent and/or offer new controls to existing and new users in the EU before processing data for certain aspects of our services. In addition, the GDPR includes significant penalties for non-compliance and, over the past 12 months, the European Union has levied some significant fines on companies for violation of the GDPR. We are also subject to the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA requires businesses collecting information about California consumers to disclose what personal information is collected about a consumer and the purposes for which that personal information is used, disclose what personal information is sold or shared for a business purpose, and to whom, and delete information or stop selling such information upon request (subject to exceptions). We anticipate that additional restrictions and regulations will continue to be proposed and adopted in the future. The Philippines has adopted the Data Privacy Act of 2012 (Republic Act 10173) which mirrors most important aspects of the GDPR and is likely to have a similar effect on our operations in and involving the Philippines. In light of the intense focus on privacy issues, we expect that similar regulations will be adopted in other jurisdictions in which we operate or generate revenue.

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

Our operations rely on the ability of our employees to work at specially equipped facilities to perform services for our clients. Although we have some excess capacity and redundancy, we do not have sufficient excess capacity or redundancy (in equipment, facilities, or personnel) to maintain service and operational levels for extended periods if we are unable to use one of our major facilities. Outsourcing these processes to facilities not owned by us is not a viable option. Should we lose access to a facility for any reason, including as a result of a localized outbreak of COVID-19 or another communicable disease, our service levels are likely to decline or be suspended, clients would go without service or secure replacement services from a competitor. As consequence of such an event, we would suffer a reduction in revenues and harm to (and loss of) client relationships.

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

We purchase or license much of the data we use for ourselves and for our clients. There could be a material adverse impact on our business if owners of the data we use were to curtail access to the data or materially restrict the authorized uses of their data. Data providers could withdraw their data if there is a competitive reason to do so, if there is pressure from the consumer community or if additional regulations are adopted restricting the use of the data. We also rely upon data from other external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public record sources. If a substantial number of data providers or other key data sources were to withdraw or restrict their data, if we were to lose access to data due to government regulation, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially and adversely affected, which could result in decreased revenues, net income (loss), and earnings (loss) per share.

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

Harte Hanks conducts business outside of the U.S. During 2020, approximately 17.7% of our revenues were derived from operations outside the U.S., primarily Europe and Asia. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain internal control over financial reporting and we are also required to establish disclosure controls and procedures under applicable SEC rules. An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud. Management is required to provide an annual assessment on the effectiveness of our internal control over financial reporting. Our testing may reveal significant deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. In the past these assessments and similar reviews have led to the discovery of material weaknesses, all of which have been remediated. However, no assurance can be given that we won't discover material weaknesses in the future. We have incurred and we expect to continue to incur substantial accounting and auditing expenses and expend significant management time in complying with the requirements of Section 404.

While an effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud, disclosure controls and internal control over financial reporting are generally not capable of preventing or detecting all financial reporting errors and all fraud. A control system, no matter how well-designed and operated, is designed to reduce rather than eliminate the risk of material misstatements in our consolidated financial statements. There are inherent limitations on the effectiveness of internal controls, including collusion, management override and failure in human judgment. A control system can provide only reasonable, not absolute, assurance of achieving the desired control objectives and the design of a control system must reflect the fact that resource constraints exist.

If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses (i) we could fail to meet our financial reporting obligations; (ii) our reputation may be adversely affected and our business and operating results could be harmed; (iii) the market price of our stock could decline; and (iv) we could be subject to litigation and/or investigations or sanctions by the Securities and Exchange Commission (the "SEC"), or other regulatory authorities.

There were no changes in our internal controls over financial reporting during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

Fluctuation in our revenue and operating results and other factors may impact the volatility of our stock price.

The price at which our common stock has traded in recent years has fluctuated greatly and has declined significantly. Our common stock price may continue to be volatile due to a number of factors including the following (some of which are beyond our control):

•	variations in our operating results from period to period and variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;

•	the development and sustainability of an active trading market for our common stock;

•	the transition of our common stock from the NYSE to the OTCQX;

•

unanticipated developments with client engagements or client demand, such as variations in the size, budget, or progress of engagements, variability in the market demand for our services, client consolidations, and the unanticipated termination of several major client engagements;

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

Provisions contained in our certificate of incorporation and bylaws, in conjunction with provisions of the Delaware General Corporation Law, could delay or prevent a third party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws do not allow written consents by stockholders, and have strict advance notice and disclosure requirements for nominees and stockholder proposals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our business is conducted in facilities worldwide containing aggregate space of approximately 1.0 million squares.  All facilities are held under leases, which expire at dates through 2030. See “Item 1 - Business - Facilities”.  We believe our facilities to be adequate for our business and operations as currently administered.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note L, Litigation and Contingencies, of the “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the OTCQX under the symbol HRTH. As of January 31, 2021, there are approximately 1,154 common stockholders of record. The last reported share price of our common stock on March 23, 2021 was $4.58.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividend Policy

The Company currently does not intend on paying any dividends for the foreseeable future. Any payment of future dividends will be at the discretion of Harte Hanke’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions,  restrictions in our organizational documents including the Certificate of Designation for our Series A Convertible Preferred Stock, and the provisions of the Company’s then-existing indebtedness and other contractual arrangements. The payment of future cash dividends, if any, would be made only from assets legally available.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the fourth quarter of 2020:

			Total Number of	Maximum Dollar
	Total Number of	Average	Shares Purchased	Amount that May
	Shares	Price Paid	as Part of a Publicly	Yet Be Spent
Period	Purchased (1)	per Share	Announced Plan (2)	Under the Plan
October 1 - 31, 2020	—	$—	—	$11,437,544
November 1 - 30, 2020	—	$—	—	$11,437,544
December 1 - 31, 2020	—	$—	—	$11,437,544
Total	—	$—	—

(1)  Total number of shares purchased includes shares, if any, (i) purchased as part of our publicly announced stock repurchase program, and (ii) pursuant to our 2013 Omnibus Incentive Plan and applicable inducement award agreements with certain executives, withheld to pay withholding taxes upon the vesting of shares.

(2)  During the fourth quarter of 2020, we did not purchase any shares of our common stock through our stock repurchase program that was publicly announced in August 2014. Under this program, our Board has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of December 31, 2020, we have repurchased 150,667 shares and spent $8.6 million under this authorization.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note About Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by the cautionary note included under Item 1 above, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements, for the reasons described in this MD&A, in the Risk Factors in Item 1A above or elsewhere in this Annual Report on Form 10-K.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks. This section is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes included herein.

Harte Hanks is a leading global customer experience company operating in three business segments: Marketing Services, Customer Care, and Fulfillment & Logistics Services. Through our end-to-end, commerce-focused capabilities, we assist clients in managing their relationships with their customers.  Our services include strategic planning, data strategy, performance analytics, creative development and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.

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

We faced an increasingly challenging competitive environment in 2020. We saw an increase in both traditional consulting firms and niche companies becoming players in the customer experience landscape. Additionally, the decrease in client budgets/investments in customer experience activities due to the global pandemic naturally increased competition.  The sale of  our direct mail assets and equipment to Summit in April 2020, together with our restructuring activities, have and will continue to result in a decrease of recurring expenses.  These are all part of our efforts to prioritize our investments and focus on our core business of optimizing the journey of our customers' clients across an omni-channel delivery platform. We expect these actions will continue to enhance our liquidity and financial flexibility, but no assurance can be given that we will sufficiently offset the loss of revenue we have suffered over the past number of years. For additional information, see “Liquidity and Capital Resources” section.

Results of Operations

Operating results from operations were as follows:

	Year Ended December 31,
In thousands, except per share amounts	2020	% Change	2019
Revenues	$176,900	-18.7%	$217,577
Operating expenses	187,476	-21.6%	239,183
Operating loss	$(10,576)	-51.1%	$(21,606)
Operating margin	(6.0)%	-39.6%	(9.9)%
Other expense	7,733	166.2%	2,905
Income tax (benefit) expense	(16,615)	-1047.8%	1,753
Net loss	$(1,694)	-93.6%	$(26,264)

Diluted EPS from operations	$(0.34)	-92.1%	$(4.26)

Year ended December 31, 2020 vs. Year ended December 31, 2019

Consolidated Results

Revenues

Revenues of $176.9 million in the year ended December 31, 2020 declined $40.7 million, or 18.7%, as compared to $217.6 million in the year ended December 31, 2019.  Revenue in our Customer Care segment increased $10.2 million, or 21.1%, to $58.7 million driven by strong project based revenue for new clients and increases in demand by existing clients.  Revenue in our Fulfillment & Logistics Services declined $41.8 million, or 40.6%, to $61.1 million and revenue in our Marketing Services declined $9.1 million, or 13.7%, to $57.1 million.  These declines were primarily due to the lost clients and the shut down of our direct mail facilities, which generated only $4.7 million during the portion of 2020 in which we owned the facilities, compared to $18.0 million in 2019 in the aggregate, as well as lower volumes of sales to existing clients.

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

Operating Expenses

Operating expenses of $187.5 million in the year ended December 31, 2020 declined $51.7 million, or 21.6%, compared to $239.2 million in the year ended December 31, 2019.

Labor costs decreased by $18.2 million, or 14.9%, compared to the year ended December 31, 2019, primarily due to lower payroll expense from lower revenue across most revenue streams and our expense reduction efforts, which was partially offset by higher temporary labor expenses in Customer Care driven by an increased volume of work.  Production and distribution expenses declined $26.6 million, or 35.1%, compared to the year ended December 31, 2019, primarily due to lower revenue and cost reduction initiatives. Advertising, Selling and General and Administrative expenses declined $2.8 million or 11.4%, primarily due to $2.0 million of lower business services expense resulting from the reduction in IT services expenses including data processing fees and data network services as well as $1.2 million of lower employee expenses as a result of less travel and related expenses.  The decrease was partially offset by the $0.6 million of higher professional service expenses. Depreciation expense declined $1.7 million, or 32.3%, compared to the year ended  December 31, 2019, primarily due to lower capital expenditures and disposal of mail equipment in the transaction with Summit.

The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

In the years ended December 31, 2020 and 2019, we recorded restructuring charges of $9.4 million and $11.8 million, respectively.  See Note O, Restructuring Activities, in the Notes to Consolidated Financial Statements for further discussion on restructuring activities.

Operating Loss

Operating loss was $10.6 million in the year ended December 31, 2020, compared to $21.6 million in the year ended December 31, 2019. The $11.0 million improvement was primarily driven by the impact of restructuring activities with a $51.7 million reduction in operating expenses which exceeded the revenue decline of $40.7 million.

Interest Expense

Interest expense, net, in the year ended December 31, 2020, decreased $0.1 million compared to the year ended December 31, 2019. due to lower interest rate.

Gain on sale

The gain on sale for the year ended December 31, 2019 was mainly the result of the $5.0 million earn out we received related to the qualified sale of 3Q Digital. There was no gain on sale recognized in the year ended December 31, 2020.

Other Expense, net

Total other expense, net was $6.6 million in the year ended December 31, 2020, compared to other expense of $7.1 million in the year ended December 31, 2019.  This $0.5 million decrease in other expense was primarily attributable to the reduction of pension expense of $2.1M which was partially offset by the increased foreign currency revaluation expense of $1.1M and losses from disposal of assets.

Income Taxes

Our 2020 income tax benefit was $16.6 million in the year ended December 31, 2020, compared to tax expense of $1.8 million in the year ended December 31, 2019.  The  increase in benefit of $18.4 million was due to the enactment of the CARES Act, which permitted the carryback of Net Operating Losses from the years 2018 through 2020 to tax years when the federal statutory rate was 35%, resulting in the additional tax benefit.

We have in general historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However, we used a discrete effective tax rate method to calculate income taxes for the year ended December 31, 2020 and December 31, 2019 because we determined that our ordinary income or loss cannot be reliably estimated and small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rates.

Net Loss

We recorded net loss of $1.7 million and $26.3 million in 2020 and 2019, respectively. The $24.6 million decrease in net loss was primarily the result of the $51.7 million decrease in operating expenses which exceeded the decrease in revenue of $40.7 million, as well as the $18.4 million increase in income tax benefit realized in 2020.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the years ended December 31, 2020 and 2019.  There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”).  For additional information, see Note P, Segment Reporting, in the Notes to Consolidated Financial Statements for further discussion.

Marketing Services:

	Q1		Q2		Q3		Q4		For the Year ended
in thousands	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$13,500	$16,863	$12,965	$16,185	$15,217	$16,663	$15,411	$16,447	$57,093	$66,158
Segment operating expense	11,092	15,431	10,479	13,888	12,835	12,430	12,086	12,403	46,492	54,152
Restructuring	-	-	-	-	-	-	-	-	-	-
Contribution margin	2,408	1,432	2,486	2,297	2,382	4,233	3,325	4,044	10,601	12,006
Overhead Allocation	1,347	1,996	1,286	1,728	1,173	1,556	1,237	1,329	5,043	6,609
EBITDA	1,061	(564)	1,200	569	1,209	2,677	2,088	2,715	5,558	5,397
Depreciation	182	233	140	188	141	113	140	192	603	726
Operating income (loss)	$879	$(797)	$1,060	$381	$1,068	$2,564	$1,948	$2,523	$4,955	$4,671

	Year Ended December 31,
In thousands	2020	% Change	2019
Revenues	$57,093	-13.7%	$66,158
Operating Income	4,955	6.1%	4,671
Operating Income % of Revenue	8.7%		7.1%

Marketing Services segment revenue declined $9.1 million, or 13.7%, driven largely by decreases in client budgets due to the COVID-19 pandemic.  Despite the decline in revenue, operating income for the segment increased $0.3 million due to restructuring and expense reductions recognized as a result of our restructuring activities and transformation plan.  Operating Income margin in 2020 improved to 8.7% from 7.1% in 2019, a 22.5% improvement.

Customer Care:

	Q1		Q2		Q3		Q4		For the Year ended
in thousands	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$8,480	$12,382	$15,227	$12,953	$17,933	$11,323	$17,028	$11,781	$58,668	$48,439
Segment operating expense	8,346	13,128	12,226	12,494	14,097	10,985	13,629	10,903	48,298	47,510
Restructuring	-	-	-	-	-	-	-	-	-	-
Contribution margin	134	(746)	3,001	459	3,836	338	3,399	878	10,370	929
Overhead Allocation	929	1,442	873	1,247	827	1,116	854	968	3,483	4,773
EBITDA	(795)	(2,188)	2,128	(788)	3,009	(778)	2,545	(90)	6,887	(3,844)
Depreciation	217	280	240	250	323	239	317	172	1,097	941
Operating (loss) income	$(1,012)	$(2,468)	$1,888	$(1,038)	$2,686	$(1,017)	$2,228	$(262)	$5,790	$(4,785)

	Year Ended December 31,
In thousands	2020	% Change	2019
Revenues	$58,668	21.1%	$48,439
Operating Income (loss)	5,790	221.0%	(4,785)
Operating Income % of Revenue	9.9%		-9.9%

Customer Care segment revenue increased $10.2 million primarily due to additional project work and an increase in volumes with existing clients.  Operating Income for the year ended December 31, 2020 was $5.8 million, an increase of $10.6 million compared to the prior year.  This increase was the result of the increase in revenue as well as our efforts to restructure the cost structure of this segment.

Fulfillment & Logistics Services:

	Q1		Q2		Q3		Q4		For the Year ended
in thousands	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$18,542	$29,905	$13,409	$25,548	$14,552	$23,428	$14,636	$24,099	$61,139	$102,980
Segment operating expense	18,142	27,646	13,450	23,835	13,392	22,305	13,695	21,822	58,679	95,608
Restructuring	-	-	-	-	-	-	-	-	-	-
Contribution margin	400	2,259	(41)	1,713	1,160	1,123	941	2,277	2,460	7,372
Overhead Allocation	1,078	1,843	973	1,522	886	1,382	911	1,196	3,848	5,943
EBITDA	(678)	416	(1,014)	191	274	(259)	30	1,081	(1,388)	1,429
Depreciation	552	647	495	589	138	621	115	681	1,300	2,538
Operating (loss) income	$(1,230)	$(231)	$(1,509)	$(398)	$136	$(880)	$(85)	$400	$(2,688)	$(1,109)

	Year Ended December 31,
In thousands	2020	% Change	2019
Revenues	$61,139	-40.6%	$102,980
Operating Loss	(2,688)	142.4%	(1,109)
Operating Loss % of Revenue	-4.4%		-1.1%

Fulfillment & Logistics Services segment revenue declined $41.8 million compared to the prior year.  This decline was mainly due to decreases in our under-performing mail production facilities that were shut down in the second quarter of 2020, as well as COVID related declines in volumes for our clients and lost clients.  Operating Loss was $2.7 million for 2020 compared to an Operating Loss of $1.1 million in the previous year primarily driven by the revenue decrease experienced by the segment.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $29.4 million and $28.1 million as of December 31, 2020 and 2019, respectively. Our cash and cash equivalent and restricted cash balances were $33.6 million and $34.1 million as of December 31, 2020 and 2019, respectively.

On April 20, 2020, the Company received PPP Term Note proceeds in the amount of $10 million. On August 5, 2020, we received $3.3 million in federal tax refunds related to our 2018 NOL carryback. On November 19, 2020, we received $2.1 million and $3.2 million in federal tax refunds related to our 2014 and 2016 NOL carryback, respectively. On December 4, 2020, we received $1.0 million in federal tax refunds related to our 2015 NOL carryback.  On June 26, 2019, we received $15.9 million in aggregate federal income tax refunds related to carryback of capital losses. On May 7, 2019, we received a $5 million earn-out or contingent payment from the sale of 3Q Digital.  We also expect to receive additional tax refunds of $7.5 million in 2021, as a result of the change to the tax NOL carryback provisions included in the CARES Act.

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

Operating Activities

Net cash used in operating activities was $7.8 million for the year ended December 31, 2020. This compared to cash provided by operating activities of $12.1 million for the year ended December 31, 2019.  The $19.9 million year-over-year decrease was primarily due to the $9 million increase in net pension payment (cost), $6.3 million lower tax refund received in the year ended December 31, 2020 versus 2019, as well as the $5 million earn out related to the qualified sale of 3Q Digital received in the second quarter of 2019.

Investing Activities

Net cash used in investing activities was $0.8 million for the year ended December 31, 2020. This compared to cash used in investing activities of $2.6 million for the year ended December 31, 2019. The $1.8 million improvement was mainly attributable to the $1.9 million of proceeds from the sale of direct mail assets and equipment to Summit and  other vendors in 2020 and lower capital expenditure activities of $0.2 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019.

Financing Activities

Net cash provided by financing activities was $7.3 million for the year ended December 31, 2020, compared to $3.1 million for the year ended December 31, 2019. The $4.2 million increase was primarily due to the $10 million PPP Term Note we received in the second quarter of 2020,  which was partially offset by the repayment of $1.6 million of the borrowings outstanding under our Texas Capital Credit Facility in the second and third quarter of 2020 as well as $4.5 million increased borrowing under the Company’s Texas Capital Credit Facility in the first quarter of 2019.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of December 31, 2020 and 2019 were $2.5 million and $3.4 million.

Long Term Debt

On April 17, 2017, we entered into the Texas Capital Credit Facility that provided us with a $20.0 million revolving credit facility and for letters of credit issued by Texas Capital Bank up to $5.0 million.

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased our borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021.  On May 11, 2020, we entered into a third amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million. The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders). We pay HHS Guaranty, LLC a quarterly fee of consideration for the guarantee of 0.5% of the value of the collateral actually pledged to secure the facility, which for 2020 amounted to $0.5 million.

At December 31, 2020 and 2019, we had letters of credit in the amount of $1.8 million and $1.7 million outstanding, respectively. No amounts were drawn against these letters of credit at December 31, 2020 and 2019. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability. We had no other off-balance sheet financing arrangements at December 31, 2020 and 2019.

As of December 31, 2020 and 2019, we had $17.1 million and $18.7 million of borrowings outstanding under the Texas Capital Facility. As of December 31, 2020, we had the ability to borrow an additional $0.1 million under the facility.

On April 20, 2020, the Company received loan proceeds in the amount of $10 million under the Small Business Administration PPP Term Note.  The PPP Term Note, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable so long as, over the eight-week period following the receipt by the Company of the PPP Term Note, the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The PPP Term Note bears interest at a fixed annual rate of 1.00%, with interest deferred for the first eighteen months.  The Company used the proceeds for purposes consistent with the Paycheck Protection Program. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.  At this time, the Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are not in a position to estimate the timing of the completion of the forgiveness process. We applied for the forgiveness of the PPP Term Note in the first quarter of 2021.

Dividends

We did not pay any dividends in either 2020 or 2019. We currently intend to retain any future earnings and do not expect to pay cash dividends on our common stock in the foreseeable future. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

Share Repurchase

During 2020 and 2019, we did not repurchase any shares of our common stock under our current stock repurchase program that was publicly announced in August 2014. Under our current program we are authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. At December 31, 2020, we had authorization of $11.4 million remaining under this program. From 1997 through December 31, 2020, we repurchased 6.8 million shares for an aggregate of $1.2 billion under this program and previously announced programs.

Outlook

We consider such factors as total cash and cash equivalents and restricted cash, current assets, current liabilities, total debt, revenues, operating income (loss), cash flows from operations, investing activities, and financing activities when assessing our liquidity. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing, and financing requirements as they arise. We believe that there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of the Consolidated Financial Statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Harte Hanks, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harte Hanks, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

   Revenue from Contracts with Customers

As described in Note C to the consolidated financial statements, the Company recorded $176.9 million in revenue for the year ended December 31, 2020, which consists of several different revenue streams. The nature of the services offered by each revenue stream is different, and the Company’s process for revenue recognition differs between each of the discrete revenue streams. Additionally, a portion of the Company’s revenue is recognized through large volumes of low-dollar transactions. The Company’s revenue recognition processes are reliant upon a combination of automated and manual controls which rely on several distinct information technology (IT) systems.

We identified revenue from contracts with customers as a critical audit matter. Obtaining an understanding of the complex processes and systems used in the Company’s revenue recognition, and evaluating the processes and related internal controls for multiple revenue streams required significant auditor effort, including specialized skills and knowledge related to several distinct IT systems. Additionally, determining the nature and extent of our audit procedures and evaluating the overall sufficiency of the audit evidence required subjective auditor judgment.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

●	Testing the design and operating effectiveness of key process-level controls related to revenue, including both manual and automated controls.
●

Involving IT professionals with specialized skills and knowledge who assisted in the identification of key systems used for the processing and recording of revenue transactions and testing the general IT controls over each of these systems.

●	For a selection of transactions, comparing the amount of revenue recorded for consistency with underlying supporting documentation.
●	Evaluating the overall sufficiency of the audit evidence obtained over revenue.

/s/ Moody, Famiglietti, & Andronico, LLP

We have served as the Company’s auditor since 2019.

Tewksbury, Massachusetts

March 24, 2021

Harte Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$29,408	$28,104
Restricted cash	4,154	6,018
Accounts receivable (less allowance of $241 at December 31, 2020 and $666 at December 31, 2019)	41,533	38,972
Contract assets	613	805
Inventory	46	354
Prepaid expenses	2,256	3,300
Prepaid income tax and income tax receivable	7,388	78
Other current assets	840	1,670
Total current assets	86,238	79,301
Property, plant and equipment
Buildings and improvements	8,882	13,788
Equipment and furniture	33,650	71,457
Software	32,693	47,609
Software development and equipment installations in progress	315	12
Gross property, plant and equipment	75,540	132,866
Less accumulated depreciation and amortization	(69,662)	(124,543)
Net property, plant and equipment	5,878	8,323
Right-of-use assets	24,750	18,817
Other assets	2,632	3,761
Total assets	$119,498	$110,202

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$16,294	$16,917
Accrued payroll and related expenses	5,248	4,215
Short-term debt	4,926	—
Deferred revenue and customer advances	4,661	4,397
Customer postage and program deposits	6,497	9,767
Other current liabilities	2,903	2,619
Short-term lease liabilities	6,663	7,616
Total current liabilities	47,192	45,531
Long-term debt, net of current portion	22,174	18,700
Pensions	67,490	70,000
Deferred tax liability, net	—	244
Long-term lease liabilities	21,295	13,078
Other long-term liabilities	4,747	2,609
Total liabilities	162,898	150,162

Preferred stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized,12,121,484 shares issued, 6,599,309 and 6,302,936 shares outstanding at December 31, 2020 and December 31, 2019, respectively	12,121	12,121
Additional paid-in capital	383,043	447,022
Retained earnings	796,123	797,817
Less treasury stock, 5,522,175 shares at cost at December 31, 2020 and 5,818,548 shares at cost at December 31, 2019	(1,178,799)	(1,243,509)
Accumulated other comprehensive loss	(65,611)	(63,134)
Total stockholders’ deficit	(53,123)	(49,683)
Total liabilities, preferred stock and stockholders’ deficit	$119,498	$110,202

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
In thousands, except per share amounts	2020	2019
Revenue	$176,900	$217,577
Operating expenses
Labor	103,675	121,853
Production and distribution	49,290	75,900
Advertising, selling, general and administrative	21,522	24,292
Restructuring expense	9,374	11,799
Depreciation expense	3,615	5,339
Total operating expenses	187,476	239,183
Operating loss	(10,576)	(21,606)
Other expense
Interest expense, net	1,164	1,262
Gain on sale from 3Q Digital	—	(5,471)
Other, net	6,569	7,114
Total other expense	7,733	2,905
Loss before income taxes	(18,309)	(24,511)
Income tax (benefit) expense	(16,615)	1,753
Net loss	$(1,694)	$(26,264)
Less: Preferred stock dividends	496	496
Loss attributable to common stockholders	$(2,190)	$(26,760)

Loss per common share
Basic	$(0.34)	$(4.26)
Diluted	$(0.34)	$(4.26)

Weighted-average shares used to compute loss per share attributable to common shares
Basic	6,469	6,284
Diluted	6,469	6,284

Comprehensive loss, net of tax
Net loss	$(1,694)	$(26,264)

Adjustment to pension liability	(4,657)	(5,948)
Foreign currency translation adjustments	2,180	652
Adoption of ASU 2018-02	—	(11,355)
Total other comprehensive loss, net of tax	(2,477)	(16,651)

Comprehensive loss	$(4,171)	$(42,915)

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Deficit

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	loss	Equity (Deficit)
Balance at December 31, 2018	$9,723	$12,115	$453,868	$812,704	$(1,251,388)	$(46,483)	$(19,184)
Effect of change in accounting principle				11,377		(11,355)	22
Exercise of stock options and release of unvested shares	—	6	(12)	—	—	—	(6)
Stock-based compensation	—	—	1,030	—	—	—	1,030
Treasury stock issued	—	—	(7,864)	—	7,879	—	15
Net loss	—	—	—	(26,264)	—	—	(26,264)
Other comprehensive loss	—	—	—	—	—	(5,296)	(5,296)
Balance at December 31, 2019	$9,723	$12,121	$447,022	$797,817	$(1,243,509)	$(63,134)	$(49,683)
Stock-based compensation	—	—	753	—	—	—	753
Treasury stock issued	—	—	(64,732)	—	64,710	—	(22)
Net loss	—	—	—	(1,694)	—	—	(1,694)
Other comprehensive loss	—	—	—	—	—	(2,477)	(2,477)
Balance at December 31, 2020	$9,723	$12,121	$383,043	$796,123	$(1,178,799)	$(65,611)	$(53,123)

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2020	2019
Cash Flows from Operating Activities
Net loss	$(1,694)	$(26,264)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and software amortization	3,615	5,341
Restructuring	3,195	5,742
Stock-based compensation	764	1,074
Net pension (payment) cost	(7,134)	1,838
Deferred income taxes	(244)	996
Changes in assets and liabilities, net of dispositions:
(Increase) decrease in accounts receivable, net and contract assets	(931)	16,825
Decrease in inventory	308	94
(Increase) decrease in prepaid expenses, income tax receivable and other current assets	(3,777)	20,439
Decrease in accounts payable and accrued expense	(997)	(13,750)
Decrease in other accrued expenses and liabilities	(945)	(238)
Net cash (used in) provided by operating activities	(7,840)	12,097

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,699)	(2,895)
Proceeds from the sale of property, plant and equipment	1,924	300
Net cash used in investing activities	(775)	(2,595)

Cash Flows from Financing Activities
Borrowings	10,000	4,500
Repayment of borrowings	(1,600)	—
Debt financing costs	(653)	(616)
Issuance of common stock	—	(6)
Payment of finance leases	(412)	(807)
Treasury stock activities	(22)	15
Net cash provided by financing activities	7,313	3,086

Effect of exchange rate changes on cash, cash equivalents and restricted cash	742	652

Net (decrease) increase in cash and cash equivalents and restricted cash	(560)	13,240
Cash and cash equivalents and restricted cash at beginning of year	34,122	20,882
Cash and cash equivalents and restricted cash at end of year	$33,562	$34,122

Supplemental disclosures
Cash paid for interest	$652	$875
Cash received for income taxes, net of payments	$9,216	$19,405
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable and accrued expense	$1,965	$800

See Accompanying Notes to Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note A — Overview and Significant Accounting Policies

Background

Harte Hanks, Inc. together with its subsidiaries (“Harte Hanks,” “Company,” “we,” “our,” or “us”) is a leading global customer experience company.  With offices in North America, Asia-Pacific and Europe, Harte Hanks works with some of the world’s most respected brands.

The Company is closely monitoring the impact of the 2019 novel coronavirus (“COVID-19”) on all aspects of its business. In connection with the pandemic, some of our customers have reduced the amount of work we provide to them while other customers have requested accommodations including extensions of payment or restructuring of agreements.  In addition, some of our customers have declared bankruptcy and we expect additional customers to file for bankruptcy in the coming months.  Our Customer Care business has experienced increases in volumes and additional new client business due to the increased demand for these services driven by COVID-19.  While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, the pandemic has caused significant volatility in the global markets and has caused many companies to slow production or find alternative means for employees to perform their work. It is possible that the COVID-19 pandemic, the measures taken by governments around the globe, which as a result of increasing infection rates have become more restrictive, and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as the financial stability of its customers. The COVID-19 pandemic may also exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in this Annual Report on Form-10K, which could materially affect our business, financial condition, or future results. Refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a further discussion on COVID-19 and the risks the Company currently faces.

Segment Reporting

The Company operates three business segments: Marketing Services; Customer Care; and Fulfillment & Logistics Services. Our Chief Executive Officer (“CEO”) is considered to be our chief operating decision maker. Our CEO reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance by using the three financial measures: revenue, operating income (loss) and EBITDA.

Geographic Concentrations

Depending on the needs of our clients, our services are provided through an integrated approach through seventeen facilities worldwide, of which four are located outside of the U.S.

The following table provides information about the operations in different geographic area for the periods indicated:

	Year Ended December 31,
In thousands	2020	2019
Revenue (1)
United States	$156,688	$194,230
Other countries	20,212	23,347
Total revenue	$176,900	$217,577

	December 31,
In thousands	2020	2019
Property, plant and equipment (2)
United States	$5,495	$7,221
Other countries	383	1,102
Total property, plant and equipment	$5,878	$8,323

(1)	Geographic revenues are based on the location of the service being performed.
(2)	Property, plant and equipment are based on physical location.

Revenue and Credit Concentration

One customer represented 10% of total accounts receivable as of December 31, 2020. There were no customers with a balance of greater than 10% of accounts receivable as of December 31, 2019.  Another customer comprised 11.2% of total revenue for the year ended December 31, 2020.  There were no customers that represented greater than 10% of total revenue for the year ended December 31, 2019.  Our largest 25 customers in terms of revenue comprised 62% and 64% of total revenue for the years ended December 31, 2020 and 2019, respectively.

Related Party Transactions

From 2016 until October 2020, we conducted business with Wipro, whereby Wipro provided us with a variety of technology-related services. We have since terminated all service agreements with Wipro.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro’s option into 1,001,614 shares, or 15% of our Common Stock as of December 31, 2020), for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

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

Operating Expense Presentation in Consolidated Statements of Comprehensive Loss

The “Labor” line in the Consolidated Statements of Comprehensive Loss includes all employee payroll and benefits costs, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization expense.

Revenue Recognition

We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services based on the relevant contract. We apply the following five-step revenue recognition model:

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents and restricted cash, accounts receivable, trade payables, and long-term debt. The fair value of the assets in our funded pension plan is disclosed in Note H, Employee Benefit Plans.

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

Allowance for Doubtful Accounts

We maintain our allowance for doubtful accounts adequate to reduce accounts receivable to the amount of cash expected to be collected. The methodology used to determine the minimum allowance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific clients’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general, and administrative” line of our Consolidated Statements of Comprehensive Loss. The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
In thousands	2020	2019
Balance at beginning of year	$666	$430
Net charges to expense	115	351
Amounts recovered against the allowance	(540)	(115)
Balance at end of year	$241	$666

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

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The general ranges of estimated useful lives are:

Years
Buildings and improvements	3 to 40
Software	2 to 10
Equipment and furniture	3 to 20

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We recorded a $0.8 million and $4.7 million impairment of long-lived assets in 2020 and 2019, respectively.

Leases

We determine if an arrangement is a lease at its inception. Operating and finance leases are included in the lease right-of-use (“ROU”) assets and in the current portion and long-term portion of lease liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of each lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date of each lease to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease, which are included in the lease ROU assets when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain real estate leases, we account for the lease and non-lease components as a single lease component. See Note B, Recent Accounting Pronouncements - Recently adopted accounting pronouncements.

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

Loss Per Share

Basic loss per common share is based upon the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents are calculated based on the assumed exercise of stock options and vesting of unvested shares using the treasury stock method.

Stock-Based Compensation

All share-based awards are recognized as operating expense in the “Labor” line of the Consolidated Statements of Comprehensive Loss. Calculated expense is based on the fair values of the awards on the date of grant and is recognized over the requisite service period or performance period of the awards.

Reserve for Healthcare, Workers’ Compensation,  Automobile and General Liability

We are self-insured for the majority of our healthcare insurance. We pay actual medical claims up to a stop loss limit of $0.3 million. In the fourth quarter of 2016, we moved to a guaranteed cost program for our workers’ compensation programs.

The reserve is estimated using current claims activity, historical experience, and claims incurred but not reported. We use loss development factors that consider both industry norms and company specific information. Our liability is recorded at the estimate of the ultimate cost of claims at the balance sheet date. At December 31, 2020 and 2019, our reserve for healthcare, workers’ compensation, net, automobile, and general liability was $1.4 million and $2.1 million, respectively. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Loss.  Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Loss.

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

Note B - Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this update ensure that all guidance that requires or provides an option for an entity to provide information in the notes of financial statements is codified in the Disclosure section of the codification and also clarifies the guidance in cases in which the original guidance may have been unclear. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. The Company is currently evaluating this amendment and does not anticipate a material impact on its consolidated financial statements and related disclosures.

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

Recently adopted accounting pronouncements

Defined Pension Plan

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and earlier adoption is permitted. We adopted ASU 2018-14 as of December 31, 2020.  The adoption did not have a material impact on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting Summary”.  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. London Inter-bank Offered Rate (“LIBOR”) and other inter-bank offered rates are widely used benchmarks or reference rates in the United States and globally.  With global capital markets expected to move away from LIBOR and other inter-bank offered rates and toward more observable or transaction-based rates that are less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition.  The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  This ASU is effective March 12, 2020 through December 31, 2022.  We adopted this ASU on March 12, 2020 and it did not have a material impact on our consolidated financial statements.

Fair Value Measurements

On January 1, 2020, we adopted Accounting Standards Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurement. The standard removes, modifies, and adds certain disclosure requirements. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

The standard had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated statements of comprehensive loss or cash flows from operations. The cumulative effect of the changes on our retained earnings was $22,000 associated with capital gain. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Our accounting for finance leases remained substantially unchanged. See Note D, Leases for further discussion.

Restricted Cash

In the first quarter of 2019. the Company adopted ASU 2016-18, Statement of Cash flows (Topic 230): Restricted Cash, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows and requires additional disclosures about restricted cash balances. The adoption of ASU 2016-18 did not have a material impact on our consolidated financial statements and related disclosures.

Note C - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASC 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At December 31, 2020 and December 31, 2019, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different. The following tables summarize revenue from contracts with customers for the years ended December 31, 2020 and 2019 by our three business segments and the pattern of revenue recognition:

	For the Year Ended December 31, 2020
	Revenue for performance	Revenue for performance
	obligations recognized	obligations recognized at a
In thousands	over time	point in time	Total
Marketing Services	$51,421	$5,672	$57,093
Customer Care	58,668	—	58,668
Fulfillment & Logistics Services	52,503	8,636	61,139
Total Revenue	$162,592	$14,308	$176,900

	For the Year Ended December 31, 2019
	Revenue for performance	Revenue for performance
	obligations recognized	obligations recognized at a
In thousands	over time	point in time	Total
Marketing Services	$62,054	$4,104	$66,158
Customer Care	48,439	—	48,439
Fulfillment & Logistics Services	86,850	16,130	102,980
Total Revenue	$197,343	$20,234	$217,577

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

Marketing Services

Our Marketing Services segment has been purposely built to deliver omni-channel marketing solutions including strategic planning, data strategy, performance analytics, creative development and execution, technology enablement, marketing automation, and database management. We create relevancy by leveraging data, insight, and our extensive experience in leading clients as they engage their customers through digital, traditional, and emerging channels. We are known for helping clients build deep customer relationships, create connected customer experiences, and optimize each and every customer touch point in order to deliver desired business outcomes.

Most marketing services performance obligations are satisfied over time and often offered on a project basis. We have concluded that the best approach to measure the progress toward completion of the project-based performance obligations is the input method, which is based on either the costs or labor hours incurred to date depending upon whether costs or labor hours more accurately depict the transfer of value to the customer.

The variable consideration in these contracts primarily relates to time and material-based services and reimbursable out-of-pocket travel costs, both of which are estimated using the expected value method. For time and material-based contracts, we use the “as invoiced” practical expedient.

Our databases solutions are built around centralized marketing databases with services rendered to build custom database, database hosting services, customer or target marketing lists and data processing services.

These performance obligations, including services rendered to build a custom database, database hosting services, customer or target marketing lists and data processing services, may be satisfied over time or at a point in time. We provide SaaS solutions to host data for customers and have concluded that they are stand-ready obligations to be recognized over time on a monthly basis. Our promise to provide certain data related services meets the over-time recognition criteria because our services do not create an asset with an alternative use, and we have an enforceable right to payment. For performance obligations recognized over time, we choose either the input (i.e. labor hour) or output method (i.e. number of customer records) to measure the progress toward completion depending on the nature of the services provided. Some of our other data-related services do not meet the over-time criteria and are therefore, recognized at a point-in-time, typically upon the delivery of a specific deliverable.

Our contracts may include outsourced print production work for our clients. These contracts may include a promise to purchase postage on behalf of our clients.  In such cases, we have determined we are an agent, rather than principal and therefore recognize net consideration as revenue.

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

Customer Care

We operate tele-service workstations in the U.S., Asia, and Europe to provide advanced contact center solutions such as speech, voice and video chat, integrated voice response, analytics, social cloud monitoring, and web self-service.

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

Fulfillment & Logistics Services

Our services, delivered internally and with our partners, include: providing printing, lettershop, advanced mail optimization (including commingling services), logistics and transportation optimization, monitoring and tracking, to support traditional and specialized mailings. Our print and fulfillment centers in Massachusetts and Kansas provide custom kitting services, print on demand, product recalls, trade marketing fulfillment, ecommerce product fulfillment, sampling programs, and freight optimization, thereby allowing our customers to distribute literature and other marketing materials.

The majority of performance obligations offered within this revenue stream are satisfied over time and utilize the input or output method, depending on the nature of the service, to measure progress toward satisfying the performance obligation. For performance obligations where we charge customers a transaction-based fee, we utilize the output method based on the quantities fulfilled. Services provided through our fulfillment centers are typically priced at a per transaction basis and our contracts provide us the right to invoice for services provided and reflects the value to the customer of the services transferred to date. In most cases, we use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices. Prior to the closure of our direct mail production facilities, our direct mail business contracts may have included a promise to purchase postage on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize net consideration as revenue.

The variable consideration in our contracts results primarily from the transaction-based fee structure of some performance obligations with their total transaction quantities to be provided unknown at the onset of a contract, which is estimated using the expected value method.

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. As we do not deem these activities as transferring a separate promised service, the receipt of such fees represents advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts).  The balance of upfront non-refundable fees collected from customers was immaterial as of December 31, 2020 and 2019.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of December 31, 2020 we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of December 31, 2020 and 2019:

In thousands	December 31, 2020	December 31, 2019
Contract assets	$613	$805
Deferred revenue and customer advances	4,661	4,397
Deferred revenue included in other long-term liabilities	817	886

Revenue recognized during the year ended December 31, 2020 from amounts included in deferred revenue at December 31, 2019 was approximately $4.5 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.3 million and $1.9 million as of December 31, 2020 and 2019. For the years presented, no impairment was recognized.

Note D - Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach with optional transition method. The Company recorded operating lease assets (ROU assets) of $22.8 million and operating lease liabilities of $23.9 million. There was minimal impact to retained earnings upon adoption of Topic 842.

We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). Our leases have remaining lease terms of one year to six years, some of which may include options to extend the leases for up to an additional five years, and some of which include options to terminate the leases within one year.

We sublease our Fullerton (CA), Jacksonville (FL) and Manila facilities. Our current subleases have lease terms ranging from five to 35 months, which will each expire at various dates by fiscal year 2023.

As of December 31, 2020, assets recorded under finance and operating leases were approximately $1.0 million and $23.8 million respectively, and accumulated amortization associated with finance leases was $0.5 million. As of December 31, 2019, assets recorded under finance and operating leases were approximately $1.1 million and $17.7 million respectively, and accumulated depreciation associated with finance leases was $0.4 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

During the year ended December 31, 2020, we modified the terms of some of our existing leases which resulted in the re-measurement of the related ROU assets and lease liabilities. We also exercised early termination options and impaired a lease for a facility we were vacating. The resulting impairment and early termination charges are included in our restructuring expenses in the year ended December 31, 2020.  Please refer to Note O - Restructuring Activities for more details.

The following tables present supplemental balance sheet information related to our financing and operating leases:

In thousands	As of December 31, 2020
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$23,793	$957	$24,750

Liabilities
Short-term lease liabilities	6,436	227	6,663
Long-term lease liabilities	20,892	403	21,295
Total Lease Liabilities	$27,328	$630	$27,958

In thousands	As of December 31, 2019
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$17,679	$1,138	$18,817

Liabilities
Short-term lease liabilities	7,226	390	7,616
Long-term lease liabilities	12,514	564	13,078
Total Lease Liabilities	$19,740	$954	$20,694

For the year ended December 31, 2020 and 2019 the components of lease expense were as follows:

In thousands	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$8,646	$9,251
Finance lease cost
Amortization of right-of-use assets	240	298
Interest on lease liabilities	45	70
Total Finance lease cost	285	368
Variable lease cost	3,085	2,797
Sublease income	(470)	—
Total lease cost, net	$11,546	$12,416

Other information related to leases was as follows:

In thousands	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,777	$17,986
Operating cash flows from finance leases	40	66
Financing cash flows from finance leases	412	807

Weighted Average Remaining Lease term

Operating leases	6.05	3.29
Finance leases	2.97	3.15

Weighted Average Discount Rate
Operating leases	3.72%	4.71%
Finance leases	6.74%	7.44%

The maturities of the Company’s finance and operating lease liabilities as of December 31, 2020 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
2021	$7,274	$252
2022	5,870	209
2023	4,616	166
2024	3,314	48
2025	1,574	6
2026	7,505	—
Total future minimum lease payments	30,153	681
Less: Imputed interest	2,825	51
Total lease liabilities	$27,328	$630
(1) Non-cancelable sublease proceeds for the fiscal year ending December 31, 2021, 2022, and 2023 of $647k, $540k, and $154k, respectively, are not included in the table above.

As of December 31, 2020, we have no new operating lease that has not yet commenced.

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

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction (collectively, a “Liquidation”), shares of Series A Preferred Stock which have not been otherwise converted to common stock, shall be entitled to receive dividends that accrue at a rate of (i) 5.0% each year, or (ii) the rate that cash dividends are paid in respect of shares of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5.0%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors (the “Board”). Dividends are payable solely upon a Liquidation, and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of December 31, 2020, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $1.4 million or $146.03 per share of Series A Preferred Stock.

Conversion

At the option of the holders of Series A Preferred Stock, shares of Series A Preferred Stock may be converted into common stock at a rate of 100.91 shares of common stock for one share of Series A Preferred Stock, subject to certain future adjustments.

Voting and Other Rights

The Series A Preferred Stock does not have voting rights, except as otherwise required by law. Other rights afforded the holders of Series A Preferred Stock, under defined circumstances, include the election and removal of one member of the Board of Directors as a separate voting class, the ability to approve certain actions of the Company prior to execution, and preemptive rights to participate in any future issuance of new securities. In addition, under certain circumstances, the holder of the Series A Preferred Stock is entitled to appoint an observer to our Board. The holder of the Series A Preferred Stock has elected to exercise its observer appointment rights but not exercised its right to appoint the board member.

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Consolidated Balance Sheet as of December 31, 2020 and 2019.

Note F — Long-Term Debt

As of December 31, 2020 and 2019, long-term debt was as follows:

In thousands	December 31, 2020	December 31, 2019
Revolving credit facility	$17,100	$18,700
Paycheck Protection Program Term Note	10,000	—
Total debt	27,100	18,700
Less: current portion of long-term debt	(4,926)	—
Long-term debt	$22,174	$18,700

Credit Facilities

As of December 31, 2020 and 2019, we had $17.1 million and $18.7 million of borrowing outstanding under the Texas Capital Facility (as defined below), respectively.  As of December 31, 2020, we had the ability to borrow an additional $0.1 million under the Texas Capital Facility.

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A. (“Texas Capital Bank”), that provides a $20 million revolving credit facility (the “Texas Capital Credit Facility”) and for letters of credit issued by Texas Capital Bank up to $5 million. The Texas Capital Credit Facility is secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The Texas Capital Credit Facility is guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).

Under the Texas Capital Credit Facility, we can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrue interest at 0.50%. We are required to pay a quarterly fee as consideration for the guarantee of 0.5% of the value of the collateral actually pledged to secure the facility, which for 2020 amounted to $0.5 million.

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

At December 31, 2020, we had letters of credit outstanding in the amount of $1.8 million. No amounts were drawn against these letters of credit at December 31, 2020. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.

Cash payments for interest were $0.7 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively.

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

The PPP Term Note bears interest at a fixed annual rate of 1.00%, with interest deferred for the first eighteen months. Beginning in September 2021, the Company is required to make eight equal monthly payments of principal and interest with the final payment due in April 2022, unless the loan is forgiven as described below. The PPP Term Note may be accelerated upon the occurrence of an event of default.

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

At this time, the Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are not in a position to estimate the timing of the completion of the forgiveness process. We applied for forgiveness of the PPP Term Note in the first quarter of 2021. We have elected to classify the principal balance of the PPP Term Note within both Short-term and Long-term debt, net, on the consolidated balance sheet as of December 31, 2020. Under the existing terms of the PPP Term Note, if no forgiveness is granted, approximately $4.9 million of the principal amount of the PPP Term Note would be due within twelve months from December 31, 2020.

Note G — Stock-Based Compensation

We maintain stock incentive plans for the benefit of certain officers, directors, and employees. Our stock incentive plans provide for the ability to issue stock options, cash stock appreciation rights, performance stock units, phantom stock units and cash performance stock units. Our cash stock appreciation rights, phantom stock units and cash performance stock units settle solely in cash and are treated as the current liability, which are adjusted each reporting period based on changes in our stock price.

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Loss. We recognized $0.8 million and $1.1 million of stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively.

In May 2013, our stockholders approved the 2013 Omnibus Incentive Plan (“2013 Plan”), pursuant to which we may issue up to 500,000 shares of stock-based awards to directors, employees, and consultants, as adjusted for the reverse stock split. The 2013 Plan replaced the stockholder-approved 2005 Omnibus Incentive Plan (“2005 Plan”), pursuant to which we issued equity securities to directors, officers, and key employees. No additional stock-based awards will be granted under the 2005 Plan, but awards previously granted under the 2005 Plan will remain outstanding in accordance with their respective terms. In August 2018, we filed a Form S-8 to increase the total registered shares under 2013 Plan to 553,673 shares. As of December 31, 2020 and 2019, there were 20.7 thousand and 18.0 thousand shares available for grant under the 2013 Plan.

We recently established our 2020 Equity Incentive Plan (the "2020 Plan") which has taken the place of the 2015 Equity Incentive Plan (the “2015 Plan”). Any shares of common stock that remain eligible for issuance under the 2015 Plan are now eligible for issuance under the 2020 Plan.   In August 2020, we filed a Form S-8 to register up to an aggregate of 2,521,244 shares that may be issued under the 2020 Plan.  The 2020 Plan provides for the issuance of stock-based awards to directors, employees and consultants. No additional stock-based awards will be granted under the 2013 plan, but awards previously granted under the 2013 Plan will remain outstanding in accordance with their respective terms.  As of December 31, 2020, there were 2 million shares available for grant under the 2020 Plan.

We granted equity awards to our Chief Executive Officer and Chief Operating Officer in 2020 and 2019, as a material inducement for acceptance of such positions. These options, restricted stock, and performance unit awards were not issued under the 2020 Plan and were not submitted for stockholder approval.

Stock Options

Options granted under the 2020 Plan, 2013 Plan or as inducement awards have an exercise price equal to the market value of the common stock on the grant date.  These options become exercisable in 25% increments on the first four anniversaries of their date of grant and expire on the tenth anniversary of their date of grant.  There were no options outstanding under the 2020 plan as of December 31, 2020.

Options to purchase 56 thousand shares granted under 2013 Plan awards were outstanding at December 31, 2020, with exercise prices ranging from $1.57 to $115.2 per share. There were no inducement award options outstanding at December 31, 2020.

Options under the 2005 Plan were granted at exercise prices equal to the market value of the common stock on the grant date. All such awards have met their respective vesting dates. Options to purchase 32 thousand shares were outstanding under the 2005 Plan as of December 31, 2020, with exercise prices ranging from $76.8 to $184.65 per share.

Options granted to officers after April 2015 vest in full upon a change in control if such options are not assumed or replaced by a publicly traded successor with an equivalent award (as defined in such officers’ change in control severance agreements).

The following summarizes all stock option activity during the years ended December 31, 2020 and 2019:

			Weighted- Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
In thousands	Shares	Exercise Price	Term (Years)	(Thousands)
Options outstanding at December 31, 2018	171,369	$60.66

Granted in 2019	31,906	1.57
Exercised in 2019	—	—		—
Unvested options forfeited in 2019	(25,392)	10.00
Vested options expired in 2019	(51,187)	59.84
Options outstanding at December 31, 2019	126,696	$57.48
Adjustment and Correction	(7,500)	53.61
Granted in 2020	—	—
Exercised in 2020	—	—		—
Unvested options forfeited in 2020	—	—
Vested options expired in 2020	(31,449)	90.89
Options outstanding at December 31, 2020	87,747	$40.25	5.46	—

Vested and expected to vest at December 31, 2020	87,747	$40.25	5.46	—

Exercisable at December 31, 2020	80,336	$43.28	5.25	—

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2020. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2020 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2020:

Range of	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Exercise Price	Remaining Life (Years)	Exercisable	Exercise Price
$1.57 - 7.40	46,727	$3.42	8.32	39,316	$2.67
$76.80 - 115.2	39,320	80.43	2.30	39,320	80.43
$123.10 - 184.65	1,700	123.10	0.10	1,700	123.10
	87,747	$40.25	5.46	80,336	$43.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model based on the following weighted-average assumptions used for grants during 2020 and 2019:

	Year Ended December 31,
	2020	2019
Expected term (in years)	—	5.50
Expected stock price volatility	—	40.53%
Risk-free interest rate	—	1.86%

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

The weighted-average fair value of options granted during 2019 was $1.67. No options were granted during 2020.  As of December 31, 2020, there was $23 thousand of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.74 years.

Cash Stock Appreciation Rights

In 2016 and 2017, the Board approved grants of cash settling stock appreciation rights under the 2013 Plan. Cash stock appreciation rights vest in 25% increments on the first four anniversaries of the date of grant and expire after 10 years. Cash stock appreciation rights settle solely in cash and are treated as a liability.

The following summarizes all cash stock appreciation rights during the year ended December 31, 2020:

Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term
	Units	Grant Price	(Years)
Cash stock appreciation rights outstanding at December 31, 2018	12,676	$9.70	8.48

Granted in 2019	—	—
Exercised in 2019	—	—
Expired in 2019	—	—
Forfeited in 2019	—	—
Cash stock appreciation rights outstanding at December 31, 2019	12,676	$9.70	7.48

Granted in 2020	—	—
Exercised in 2020	—	—
Expired in 2020	(9,507)	9.70
Forfeited in 2020	(3,169)	9.70
Cash stock appreciation rights outstanding at December 31, 2020	—	$—	—

Vested balance at December 31, 2020	—	$—	—

The fair value of each cash stock appreciation right is estimated on the date of grant using the Black-Scholes Option-Pricing Model and is revalued at the end of each period. Changes in fair value are recorded to the income statement as changes to expense. As of December 31, 2020, there was no unrecognized compensation cost related to unvested cash stock appreciation right grants.

Restricted Stock Units

Restricted stock units granted as inducement awards or under the 2020 Plan and 2013 Plan vest in three equal increments on the first three anniversaries of their date of grant. Restricted stock units settle in treasury stock and are treated as equity. Outstanding restricted stock units granted to officers as inducement awards or under the 2013 Plan vest in full (to the extent not previously vested) upon a change in control if such unvested shares are not assumed or replaced by a publicly-traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

The following summarizes all restricted stock units’ activity during 2020 and 2019:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding at December 31, 2018	107,415	$9.98

Granted in 2019	383,569	3.26
Settled in 2019	(39,858)	9.65
Forfeited in 2019	(22,835)	10.07
Unvested shares outstanding at December 31, 2019	428,291	$3.99
Adjustment and Correction	13,158	3.99
Granted in 2020	730,150	2.02
Settled in 2020	(303,020)	3.96
Forfeited in 2020	(78,870)	3.46
Unvested shares outstanding at December 31, 2020	789,709	$2.22

The fair value of each restricted stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant. As of December 31, 2020, there was $1.4 million of total unrecognized compensation cost related to restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 2.03 years.

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

The following summarizes all phantom stock unit activity during 2020 and 2019:

		Weighted-
	Number of	Average Grant
	Units	Date Fair Value
Phantom stock units outstanding at December 31, 2018	32,811	$14.39

Granted in 2019	—	—
Settled in 2019	(11,449)	16.01
Forfeited in 2019	(6,542)	13.49
Phantom stock units outstanding at December 31, 2019	14,820	$13.55
Adjustment and Correction	(786)
Granted in 2020	—	—
Settled in 2020	(8,032)	16.40
Forfeited in 2020	(1,656)	9.70
Phantom stock units outstanding at December 31, 2020	4,346	$9.70

The fair value of each phantom stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period. As of December 31, 2020, there was $10 thousand of total unrecognized compensation cost related to phantom stock units. This cost is expected to be recognized over a weighted average period of approximately 0.48 years.

Performance Stock Units

Under the 2020 Plan and 2013 Plan and grants of inducement awards, performance stock units are a form of share-based award similar to unvested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over a roughly three-year period. At the end of the performance period, the number of shares of stock issued will be determined in accordance with the specified performance target(s) in a range between 0% and 100%. Performance stock units vest solely in common stock and are treated as equity. Upon a change in control, performance stock units granted to officers vest on a pro-rated basis (based on time elapsed from the grant) to the extent not previously settled if they are not assumed or replaced by a publicly-traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

The following summarizes all performance stock unit activity during 2020 and 2019:

		Weighted-
	Number of	Average Grant-
	Units	Date Fair Value
Performance stock units outstanding at December 31, 2018	38,529	$10.50

Granted in 2019	417,035	2.67
Settled in 2019	—	—
Forfeited in 2019	(247,635)	3.36
Performance stock units outstanding at December 31, 2019	207,929	$3.27
Adjustment and Correction	(52,632)	—
Granted in 2020	—
Settled in 2020	(4,225)	9.70
Forfeited in 2020	(118,804)	2.79
Performance stock units outstanding at December 31, 2020	32,268	$4.14

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2020, there was $75 thousand of total unrecognized compensation cost related to performance stock units. This cost is expected to be recognized over a weighted average period of approximately 8.69 years.

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

The following summarizes all performance stock unit activity during 2020 and 2019:

Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Cash performance stock units outstanding at December 31, 2018	3,778	$26.90

Granted in 2019	—	—
Settled in 2019	—	—
Forfeited in 2019	(3,778)	26.90
Cash performance stock units outstanding at December 31, 2019	—	—

Granted in 2020	—	—
Settled in 2020	—	—
Forfeited in 2020	—	—
Cash performance stock units outstanding at December 31, 2020	—	$—

The fair value of each cash performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2020, there was no unrecognized compensation cost related to cash performance stock units.

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

At the end of 2020, the Board of Directors of the Company approved the division of the Qualified Pension Plan into two distinct plans, “Qualified Pension Plan I” and “Qualified Pension Plan II.”  The assets and liabilities of the Qualified Pension Plan that were attributable to certain participants in Qualified Pension Plan II were spun off and transferred into Qualified Pension Plan II effective as of the end of December 31, 2020, in accordance with Internal Revenue Code section 414 (I) and ERISA Section 4044.

The overfunded or underfunded status of our defined benefit post-retirement plans is recorded as an asset or liability on our balance sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. Periodic changes in the funded status are recognized through other comprehensive income (loss). We currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end consolidated balance sheets.

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$189,807	$171,761
Interest cost	5,894	7,254
Actuarial loss	13,380	21,174
Benefits paid	(10,495)	(10,382)
Benefit obligation at end of year	$198,586	$189,807

Change in plan assets
Fair value of plan assets at beginning of year	$118,092	$107,862
Actual return on plan assets	11,014	16,742
Contributions	10,737	3,870
Benefits paid	(10,495)	(10,382)
Fair value of plan assets at end of year	$129,348	$118,092
		\
Funded status at end of year	$(69,238)	$(71,715)

The following amounts have been recognized in the Consolidated Balance Sheets at December 31:

In thousands	2020	2019
Other current liabilities	$1,748	$1,715
Pensions	67,490	70,000
Total	$69,238	$71,715

The following amounts have been recognized in accumulated other comprehensive loss, net of tax, at December 31:

In thousands	2020	2019
Net loss	$68,544	$63,887

Based on current estimates, we will be required to make $1.8 million and $2.2 million contributions to our Qualified Pension Plan I and Qualified Pension Plan II, respectively, in 2021.

We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2021 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.7 million in 2020.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

In thousands	2020	2019
Projected benefit obligation	$198,586	$189,807
Accumulated benefit obligation	$198,586	$189,807
Fair value of plan assets	$129,348	$118,092

The Restoration Pension Plan had an accumulated benefit obligation of $28.7 million and $27.6 million at December 31, 2020 and 2019, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive loss for both plans:

	Year Ended December 31,
In thousands	2020	2019
Net Periodic Benefit Cost (Pre-Tax)
Interest cost	$5,894	$7,254
Expected return on plan assets	(5,538)	(4,446)
Recognized actuarial loss	3,247	2,930
Net periodic benefit cost	3,603	5,738

Amounts Recognized in Other Comprehensive Loss (Pre-Tax)
Net loss	4,657	5,948

Net cost recognized in net periodic benefit cost and other comprehensive loss	$8,260	$11,686

The components of net periodic benefit costs other than the service cost component are included in Other, net in our Consolidated Statement of Comprehensive Loss. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2021 is $3.5 million. The period over which the net loss from the Qualified Pension Plan is amortized into net periodic benefit cost was the average future lifetime of all participants (approximately 17.3 years for Qualified Pension Plan I and approximately 27.0 years for Qualified Pension Plan II ). The Qualified Pension Plan is frozen and almost all of the plan’s participants are not active employees.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2020	2019
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate
Qualified Plan I	3.20%	4.35%
Qualified Plan II	n/a	n/a
Restoration Plan	3.14%	4.30%

Expected return on plan assets
Qualified Plan I	4.75%	4.25%
Qualified Plan II	n/a	n/a
Restoration Plan	n/a	n/a

	December 31,
	2020	2019
Weighted-average assumptions used to determine benefit obligations
Discount rate
Qualified Plan I	2.37%	3.20%
Qualified Plan II	2.61%	n/a
Restoration Plan	2.34%	3.14%

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

The funded pension plan assets as of December 31, 2020 and 2019, by asset category, are as follows:

In thousands	2020	%	2019	%
Equity securities	$79,906	62%	$68,563	58%
Debt securities	34,307	26%	43,622	37%
Other	15,135	12%	5,907	5%
Total plan assets	$129,348	100%	$118,092	100%

The fair values presented have been prepared using values and information available as of December 31, 2020 and 2019.

The following tables present the fair value measurements of the assets in our funded pension plan:

			Significant
		Quoted Prices	Other	Significant
		in Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
In thousands	2020	(Level 1)	(Level 2)	(Level 3)
Equity securities	$79,906	$79,906	$—	$—
Debt securities	34,307	26,733	7,574	—
Total investments, excluding investments valued at NAV	114,213	106,639	7,574	—
Investments valued at NAV (1)	15,135	—	—	—
Total plan assets	$129,348	$106,639	$7,574	$—

			Significant
		Quoted Prices	Other	Significant
		in Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
In thousands	2019	(Level 1)	(Level 2)	(Level 3)
Equity securities	$68,563	$68,563	$—	$—
Debt securities	43,622	39,380	4,242	—
Total investments, excluding investments valued at NAV	112,185	107,943	4,242	—
Investments valued at NAV (1)	5,907	—	—	—
Total plan assets	$118,092	$107,943	$4,242	$—

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

The investment policy’s goals and objectives are to meet or exceed the representative indices over a full market cycle (3-5 years). The policy establishes the following investment mix, which is intended to subject the principal to an acceptable level of volatility while still meeting the desired return objectives:

	Target	Acceptable Range	Benchmark Index
Equities	64%	54% - 74%
U.S. Large Cap	23%	18% - 28%	Russell 1000 TR
U.S. Mid Cap	15%	10% - 20%	Russell Mid Cap Index TR
U.S. Small Cap	8%	4% - 12%	Russell 2000 TR
International - Developed	13%	8% - 25%	MSCI EAFE Net TR USD Index
Emerging Markets	5%	0% - 8%	MSCI Emerging Net Total Return
Fixed Income	34%	24% - 44%
Investment Grade	34%	24% - 44%	BBG BARC US Aggregate Bond Index
Cash Equivalent	2%	0%-40%	ICE BofA US 3-Month Treasury Bill Index TR

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

The expected future benefit payments for both pension plans over the next ten years as of December 31, 2020 are as follows:

In thousands
2021	$10,796
2022	11,033
2023	11,243
2024	11,323
2025	11,365
2026 - 2030	57,567
Total	$113,327

The Company also has two pension plans in its foreign jurisdictions, the associated pension liabilities are not material.

We also sponsored a 401(k) - retirement plan in which we matched a portion of employees’ voluntary before-tax contributions prior to 2018. Under this plan, both employee and matching contributions vest immediately. We stopped this 401(k) match program in 2018.

Note I — Income Taxes

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

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
In thousands	2020	2019
Current
Federal	$(17,286)	$216
State and local	696	504
Foreign	219	37
Total current	$(16,371)	$757

Deferred
Federal	$1,398	$623
State and local	(2,163)	(96)
Foreign	521	469
Total deferred	$(244)	$996

Total income tax (benefit) expense	$(16,615)	$1,753

The U.S. and foreign components of loss before income taxes were as follows:

	Year Ended December 31,
In thousands	2020	2019
United States	$(20,683)	$(29,003)
Foreign	2,374	4,492
Total loss before income taxes	$(18,309)	$(24,511)

The differences between total income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 21% to loss before income taxes were as follows:

	Year Ended December 31,
In thousands	2020	2019
Computed expected income tax benefit	$(3,845)	$(5,147)

Net effect of state income taxes	(223)	(509)
Foreign subsidiary dividend inclusions	1,208	1,083
Foreign tax rate differential	281	(268)
Change in valuation allowance	(7,538)	6,085
CARES Act NOL Carryback	(6,816)	—
Stock-based compensation shortfalls	296	238
Return to Provision	—	216
Other, net	22	55
Income tax (benefit) expense for the period	$(16,615)	$1,753

Total income tax (benefit) expense was allocated as follows:

	Year Ended December 31,
In thousands	2020	2019
(Loss) income from operations	$(16,615)	$1,753
Stockholders’ deficit	—	—
Total	$(16,615)	$1,753

We expect to receive tax refunds of $17.1 million from NOL Carrybacks pursuant to the CARES Act. This amount is comprised of $9.6 million already received for carryback claims filed during the year, and an expected $7.5 million refund from the carryback of the loss generated in 2020.

The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21%, implementing a territorial tax system.

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

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Year Ended December 31,
In thousands	2020	2019
Deferred tax assets
Deferred compensation and retirement plan	$16,541	$18,067
Accrued expenses not deductible until paid	237	2,331
Lease liability	6,346	4,217
Employee stock-based compensation	440	736
Accrued payroll not deductible until paid	108	196
Accounts receivable, net	53	156
Investment in foreign subsidiaries, outside basis difference	1,124	1,336
Goodwill	581	649
Interest Expense limitations	1,530	—
Other, net	440	156
Foreign net operating loss carryforwards	1,771	2,364
State net operating loss carryforwards	4,763	4,387
Foreign tax credit carryforwards	3,653	3,653
Federal net operating loss carryforwards	—	5,394
Total gross deferred tax assets	37,587	43,642
Less valuation allowances	(30,841)	(38,379)
Net deferred tax assets	$6,746	$5,263

Deferred tax liabilities
Property, plant and equipment	$(625)	$(1,159)
Right-of-use asset	(5,583)	(3,785)
Prepaid Expenses	(318)	(279)
Other, net	(220)	(284)
Total gross deferred tax liabilities	(6,746)	(5,507)
Net deferred tax assets (liabilities)	$—	$(244)

A reconciliation of the beginning and ending balance of deferred tax valuation allowance is as follows:

In thousands
Balance at December 31, 2018	$31,170
Deferred Income Tax Expense	6,086
Return to Provision Impact	(364)
Other Comprehensive Income	1,487
Balance at December 31, 2019	38,379
Deferred Income Tax Benefit	(7,534)
Return to Provision Impact	12
Other Comprehensive Income	(16)
Balance at December 31, 2020	$30,841

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets was $30.8 million and $38.4 million at December 31, 2020 and 2019, respectively. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence such as changes in our growth projections.

We or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for years prior to 2014. For U.S. federal and foreign returns, we are no longer subject to tax examinations for years prior to 2016.  The Company is currently under federal audit for the tax years ended December 31, 2018 and 2016, however we expect no material adjustments.

There is no balance of unrecognized tax benefits as of December 31, 2020 and 2019.  Any adjustments to this liability as a result of the finalization of audits or potential settlements would not be material.

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

For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below.  As of December 31, 2020, the Company has federal net operating loss carryforward of $21.6 million, which the company is expecting to carry back pursuant to CARES Act.  Federal Foreign tax carryforward credit of $3.7 million will expire on various dates from 2023 to 2026.  The Company has state NOL carryforwards of $90.3 million, and foreign NOL carryforwards of $6.2 million.

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

Note J — Earnings Per Share

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

Reconciliations of basic and diluted EPS are as follows:

	Year Ended December 31,
In thousands, except per share amounts	2020	2019
Numerator:
Net loss	$(1,694)	$(26,264)
Less: Preferred stock dividend	496	496
Numerator for basic EPS: loss attributable to common stockholders	(2,190)	(26,760)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,469	6,284

Basic loss per common share	$(0.34)	$(4.26)
Diluted loss per common share	$(0.34)	$(4.26)

For the years ended December 31, 2020 and 2019, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 32 thousand and 0.1 million shares of anti-dilutive market price options; 0.5 million and 0.2 million of anti-dilutive unvested shares; and 1.0 million and 1.0 million shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive Loss

Comprehensive loss for a period encompasses net (loss) income and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive loss by component were as follows:

	Defined Benefit	Foreign
In thousands	Pension Items	Currency Items	Total
Balance at December 31, 2018	$(46,584)	$101	$(46,483)
Other comprehensive income, net of tax, before reclassifications	—	652	652
Amounts reclassified from accumulated other comprehensive loss, net of tax	(5,948)	—	(5,948)
Adoption of ASU 2018-2	(11,355)	—	(11,355)
Net current period other comprehensive loss, net of tax	(17,303)	652	(16,651)
Balance at December 31, 2019	$(63,887)	$753	$(63,134)
Other comprehensive income, net of tax, before reclassifications	—	2,180	2,180
Amounts reclassified from accumulated other comprehensive loss, net of tax	(4,657)	—	(4,657)
Net current period other comprehensive loss, net of tax	(4,657)	2,180	(2,477)
Balance at December 31, 2020	$(68,544)	$2,933	$(65,611)

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

Note M — Certain Relationships and Related Party Transactions

Since 2016 until October 2020, we conducted business with Wipro, whereby Wipro provided us with a variety of technology-related services.  We have since terminated all service agreements with Wipro.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro’s option into 1,001,614 shares, or 16% of our Common Stock), for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

During the years ended December 31, 2020, we recorded no revenue from services we provided to Wipro.  During the year ended December 31, 2019, we recorded an immaterial amount of revenue for services we provided to Wipro.

During the year ended December 31, 2020, we recorded immaterial amount of expenses for technology-related services Wipro provided to us.  During the year ended December 31, 2019, we recorded $11.7 million of expense in technology-related services and lease expense for a facility Wipro provided to us.

As of December 31, 2020, we had no trade payable due to Wipro. As of December 31, 2019, we had a trade payable due to Wipro of $1.5 million.  As of December 31, 2020 and 2019, we had no trade receivables due from Wipro.

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

As a result of this sale, we booked a $1.9 million impairment charge on our Jacksonville facility and recognized a $1.4 million capital loss and impairment expense from the fixed asset disposal and impairment associated with the Summit deal.  These expenses were included in our restructuring expense for the year ended December 31, 2020.

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

During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre and Grand Prairie and exited our last direct mail facility in Jacksonville.  We migrated our fulfillment business from the Grand Prairie operations into a new 300,000 square foot facility in Kansas City in December of 2020.  The new Kansas City location will be our primary facility in the Midwest. We have successfully reduced the footprint of our Customer Care business by reducing our Austin office location by approximately 50,000 square feet in addition to exiting and subleasing one of our Manila offices since the business is operating effectively in a work-from-home environment.

In the years ended December 31, 2020 and 2019, we recorded restructuring charges of $9.4 million and $11.8 million, respectively. The 2020 restructuring charges included $3.0 million of lease impairment charges related to the exit from our direct mail facilities, $2.5 million of severance charges, $1.3 million in capital losses from the asset disposal associated with the Summit deal and $2.9 million of facility related and other expenses as well as $0.3 million credit to previously accrued contract termination fees.  2019 restructuring expenses were primarily related to the $4.0 million write off of our customer databases and $3.1 million contract termination fee, $2.1 million severance agreements, $1.0 million lease impairment charge, and $0.4 million asset impairment charge as well as $1.2 million of facility and other expenses.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Consolidated Statement of Comprehensive Loss.

In thousands	Year Ended December 31, 2020	Year Ended December 31, 2019
Customer database build write off	$—	$4,036
Contract termination fee	—	3,101
Adjustment to Contract termination fee	(306)	—
Severance	2,495	2,098
Facility, asset impairment and other expense
Lease impairment and termination expense	2,974	956
Fixed Asset disposal and impairment charges	1,327	350
Facility and other expenses	2,884	1,258
Total facility, asset impairment and other expense	7,185	2,564

Total	$9,374	$11,799

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Year Ended December 31, 2020
	Contract Termination		Facility, asset impairment and other
	Fee	Severance	expense	Total
Beginning balance:	$1,491	$360	$70	$1,921
Additions:	—	2,471	3,144	5,615
Payments	(1,491)	(2,282)	(3,210)	(6,983)
Ending balance:	$—	$549	$4	$553

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $24.8 million through the end of 2021.  In the years ended December 31, 2020 and 2019, we recognized $9.4 million  and $11.8 million of restructuring expense, respectively.  We expect to incur $3.6 million of restructuring charges through the end of 2021.

Note P — Segment Reporting

Harte Hanks is a leading global customer experience company. We have organized our operations into three business segments based on the types of products and services we provide: Marketing Services, Customer Care, Fulfillment & Logistics Services.

Our Marketing Services segment leverages data, insight, and experience to support clients as they engage customers through digital, traditional, and emerging channels. We provide omni-channel marketing solutions across the entire customer journey.  We partner with clients to develop strategies and tactics to identify and prioritize customer audiences in B2C and B2B transactions.  Our key service offerings include strategic business, brand, marketing and communications planning, data strategy, audience identification and prioritization, predictive modeling, creative development and execution across traditional and digital channels, website and app development, platform architecture, database build and management, marketing automation, and performance measurement, reporting and optimization.

Our Customer Care segment offers intelligently responsive contact center solutions, which use real-time data to effectively interact with each customer.  Customer contacts are handled through phone, e-mail, social media, text messaging, chat and digital self-service support.  We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience.

Our Fulfillment & Logistics Services segment consists of mail and product fulfillment and logistics services.  We offer a variety of product fulfillment solutions, including printing on demand, managing product recalls, and distributing literature and promotional products to support B2B trade, drive marketing campaigns, and improve customer experience.  We are also a provider of third-party logistics and freight optimization in the United States.  Prior to the sale of our direct mail equipment in 2020, this segment also included our direct mail operations.  Outsourced direct mail is now included in Marketing Services segment.

There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”). Operating income (loss) for segment reporting, disclosed below, is revenues less operating costs and allocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods.  Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expense are not allocated to the segments.  The Company does not allocate assets to our reportable segments for internal reporting purposes, nor does our CEO evaluate operating segments using discrete asset information.  The accounting policies of the segments are consistent with those described in the Note A, Overview and Significant Accounting Policies.

The following table presents financial information by segment:

Years ended December 31, 2020	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$57,093	$58,668	$61,139	$—	$—	$176,900
Segment operating expense	$46,492	$48,298	$58,679	$—	$21,018	$174,487
Restructuring	$—	$—	$—	$9,374	$—	$9,374
Contribution margin	$10,601	$10,370	$2,460	$(9,374)	$(21,018)	$(6,961)
Overhead Allocation	$5,043	$3,483	$3,848	$—	$(12,374)	$—
EBITDA	$5,558	$6,887	$(1,388)	$(9,374)	$(8,644)	$(6,961)
Depreciation	$603	$1,097	$1,300	$—	$615	$3,615
Operating income (loss)	$4,955	$5,790	$(2,688)	$(9,374)	$(9,259)	$(10,576)

Years ended December 31, 2019	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$66,158	$48,439	$102,980	$—	$—	$217,577
Segment operating expense	$54,152	$47,510	$95,608	$—	$24,775	$222,045
Restructuring	$—	$—	$—	$11,799	$—	$11,799
Contribution margin	$12,006	$929	$7,372	$(11,799)	$(24,775)	$(16,267)
Overhead Allocation	$6,609	$4,773	$5,943	$—	$(17,325)	$—
EBITDA	$5,397	$(3,844)	$1,429	$(11,799)	$(7,450)	$(16,267)
Depreciation	$726	$941	$2,538	$—	$1,134	$5,339
Operating income (loss)	$4,671	$(4,785)	$(1,109)	$(11,799)	$(8,584)	$(21,606)

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

2.2	Purchase and Sale Agreement, dated February 28, 2018 among Harte Hanks, Inc., 3Q Digital, Inc. and 3Q Digital Holdings, Inc. (filed as Exhibit 2.1 to the company's Form 8-K dated March 6, 2018)

Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Certificate of Amendment of Incorporation dated January 31, 2018 (filed as Exhibit 3.2 to the company’s Form 8-A/A dated January 31, 2018).

3(c)	Certificate of Designation of Series A Preferred Stock of Harte Hanks, Inc. (filed as Exhibit 3.1 to the company's form 8-K dated January 29, 2018).

3(d)	Fifth Amended and Restated Bylaws (filed as Exhibit 3.1 to the company's Form 8-K dated December 23, 2015).

Credit Agreements

10.1(a)	Credit Agreement dated April 17, 2017, with Texas Capital Bank, N.A., as lender (filed as Exhibit 10.1 to the company's form 8-K dated April 21, 2017).

10.1(b)	Waiver to Credit Agreement dated August 14, 2017, with Texas Capital Bank, N.A., as lender (filed as Exhibit 10.1 to the company's form 10-Q dated August 17, 2017).

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

10.1(e)

Third Amendment to Credit Agreement, dated as of May 11, 2020 with Texas Capital Bank, N.A., as lender incorporated by reference into this Annual report on Form 10-K (filed as Exhibit 10.1(a) to the company's Form 10-Q for three months ended March 31, 2020).

10.1(f)	Revolving Promissory Note, dated as of May 11, 2020 in favor of Texas Capital Bank, N.A., as lender (filed as Exhibit 10.1(b) to the company's Form 10-Q for three months ended March 31, 2020).

10.1 (g)	Second Amendment to Security Agreement, dated May 11, 2020 between Harte Hanks, Inc. and Texas Capital Banks, N.A.(filed as Exhibit 10.1(c) to the company's Form 10-Q for three months ended March 31, 2020).

10.1 (h)	Second Amended and Restated Fee, Reimbursement and Indemnity Agreement, dated May 11, 2020 between Harte Hanks, Inc. and HHS Guaranty, LLC(filed as Exhibit 10.1(d) to the company's Form 10-Q for three months ended March 31, 2020).

10.1 (i)	Small Business Administration Paycheck Protection Program Loan Note, dated as of April 14, 2020 (filed as Exhibit 10.1(e) to the company's Form 10-Q for three months ended March 31, 2020).

Management and Director Compensatory Plans and Forms of Award Agreements

10.2(a)	Harte Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.1 to the company’s Form 8-K dated June 27, 2008).

10.2(b)	Harte Hanks, Inc. 2005 Omnibus Incentive Plan (As Amended and Restated Effective February 13, 2009) (filed as Exhibit 10.1 to the company’s Form 8-K dated February 13, 2009).

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

10.2(s)

Harte Hanks, Inc. 2020 Equity Incentive Plan, dated as of August 3, 2020 (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A as filed with the Commission on May 22, 2020 (SEC File No. 001-07120)).

10.2(t)	Form of Registration Rights Agreement (filed as Exhibit 10.2 to the company's Form 8-K dated January 29, 2018).

Executive Officer Employment-Related and Separation Agreements

10.3(a)	Form of Severance Agreement between the company and its Executive Officers (filed as Exhibit 99.3 to the company’s Form 8-K, dated February 2, 2018).

10.3(b)	Form of Employment Restrictions Agreement signed by the Corporate Officers of the company (filed as Exhibit 10.3 to the company’s Form 8-K dated March 15, 2011).

10.3 (c)	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.1 to the company’s 8-K dated August 2, 2012).

10.3 (d)	Form of Severance Agreement between the company and certain of its officers (filed as Exhibit 10.6 to the company’s 8-K dated June 11, 2013).

10.3 (e)	Executive Severance Policy applicable to the company’s executive officers and certain others (filed as Exhibit 10.1 to the company’s Form 8-K, dated January 30, 2015).

10.3(f)	Employment Agreement between the company and Andrew Bennett dated November 19, 2019 (filed as Form 8-K, dated November 19, 2019).

10.3(g)	Form of Amendment to Service Agreement (filed as Exhibit 99.2 to the company's Form 8-K, dated February 2, 2018)

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

Other Exhibits

*10.5	Supplier Supply and Services Agreement Between Harte-Hanks Direct, Inc. and Wipro, LLC dated as of July 22, 2016.

*10.5 (b)	Securities Purchase Agreement, dated January 23, 2018, by and between Harte Hanks, Inc. and Wipro, LLC (filed as Exhibit 10.1 to the company’s Form 8-K dated January 29, 2018).

*21.1	Subsidiaries of Harte Hanks, Inc.

*23.1	Consent of Moody, Famiglietti & Andronico, LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	XBRL Interactive Data Files.

*Filed or furnished herewith, as applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE HANKS, INC.

By:	/s/ Andrew Benett
Andrew Benett
Chief Executive Officer

Date:	March 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Benett	/s/ Laurilee Kearnes
Andrew Benett	Laurilee Kearnes
Executive Chairman and Chief Executive Officer	Vice President and Chief Financial Officer
Date: March 24, 2021	Date: March 24, 2021

/s/ John H. Griffin, Jr.	/s/ Alfred V. Tobia, Jr.
John H. Griffin Jr., Director	Alfred V. Tobia, Jr.
Date: March 24, 2021	Date: March 24, 2021

/s/ David L. Copeland	/s/ Evan Behrens
David L. Copeland, Director	Evan Behrens, Director
Date: March 24, 2021	Date: March 24, 2021