Form 10-K/A
period 2020-12-31
HARTE HANKS INC
filed 2021-04-30
CIK 45919

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”)

during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past                  90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§                            232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.

See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Documents incorporated by reference:

None.

THIS ANNUAL REPORT ON FORM 10-K/A IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1” or “Annual Report”) amends the annual report on Form 10-K of Harte Hanks, Inc. (together with its subsidiaries, “Harte Hanks,” “Company,” “we,” “our,” or “us”) for the fiscal year ended December 31, 2020 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2021 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K.

This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The Company does not anticipate that its definitive proxy statement for the 2021 annual meeting will be filed within the 120-day period. Accordingly, Part III of the Original Filing is amended as set forth below. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications required pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (“Sarbox”) from our Principal Executive Officer and Principal Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.3 and 31.4. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

.

Harte Hanks, Inc. and Subsidiaries

Table of Contents

Form 10-K/A Report

December 31, 2020

This Amendment No. 1 contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “1933 Act”) and Section 21E of the Exchange Act. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, including our ability to reduce costs pursuant to the restructuring activities, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings (loss) per share, operating income (loss), expense related to equity-based compensation, capital resources and other financial items, if any, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected, and investors in our securities could lose part or all their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed in the Original Filing under Item 1A, “Risk Factors”, and any updates thereto in our Forms 10-Q and 8-K. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Implications of Being a “Smaller Reporting Company”

We qualify as a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act, and Item 10 of Regulation S-K. Accordingly, and in accordance with relevant SEC rules and guidance, as a smaller reporting company, we are allowed to take advantage of specified exemptions and reduced disclosure obligations, including with respect to executive compensation disclosure, in our periodic reports and proxy statements.

Directors and Officers

Directors

The following table sets forth certain information as of April 30, 2021 about our current directors:

Name	Age
Andrew B. Benett	50
Evan Behrens	51
David L. Copeland	65
John H. Griffin, Jr.*	60
Alfred V. Tobia, Jr.	55

* Chairman

Members of the Board are generally elected at each annual meeting of the Company’s stockholders to serve until the next annual meeting of the Company’s stockholders. In June 2020 in connection with its on-going review of the Company's corporate governance structure, the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee“) recommended that the Board decrease its size to better reflect the size of the company and allow it to act more nimbly in an ever-changing environment.  Upon such recommendation, at the conclusion of the 2020 annual meeting, the Board determined to decrease its size from seven (7) to five (5) directors.

Andrew B. Benett was appointed as the Company’s Executive Chairman and Chief Executive Officer in November of 2019 and served as Executive Chairman until April 2021.  Mr. Benett continues to serve as Chief Executive Officer. Mr. Benett has over 20 years of experience in effecting business transformation within marketing services, consulting and corporate organizations. Prior to his appointment, Mr. Benett served as Global Chief Commercial Officer of Bloomberg Media from June of 2015 to September 2019, where his responsibilities included advertising sales, marketing services, events, consulting, integrated franchises, and innovation. Previously, Mr. Benett spent 13 years working for Havas Creative Group, a leading marketing communications network. While working for Havas Creative Group, Mr. Benett served as Global Chief Strategy Officer of Euro RSCG Worldwide from 2004 to 2010, until he was promoted to Global Chief Executive Officer of Arnold Worldwide in 2010, and to global CEO of Havas Creative Group in 2013. Prior to joining Euro RSCG Worldwide, Mr. Benett was EVP, Executive Director, Strategy and Innovation, at FutureBrand. He began his advertising career at McCann-Erickson in strategic planning. Mr. Benett sits on the Board of Directors of Viad Corp (NYSE: VVI) and is a Henry Crown Fellow at the Aspen Institute. Mr. Benett received his B.F.A. in art history with a minor in psychology from Georgetown University.

As our Chief Executive Officer, Mr. Benett provides valuable insight to the Board on our day-to-day operations. In addition, Mr. Benett's significant experience with marketing services and consulting organizations, and specifically his experience in effecting transformations of such organizations, provide the Board with valuable insight as the Company effects its various restructuring and reorganization plans to return to profitability.

Evan Behrens has served as a director of Harte Hanks since March 2019. Mr. Behrens currently serves on the board of Hornbeck Offshore and he is also the managing member of Behrens Investment Group. Previously, Mr. Behrens served as Senior Vice President of Business Development at SEACOR Holdings from January 2008 to May 2017, where he served as the Chairman of the Board of Trailer Bridge Inc. and was the Managing Member of Illinois Corn Processors Inc. Prior to joining SEACOR Holdings, Mr. Behrens served as a partner at Level Global Investors and, prior to that, founded and managed B Capital Advisors (formerly Behrens Rubinoff Capital Partners). Mr. Behrens has previously worked as a Senior Portfolio Manager at SAC Capital managing both equity and credit portfolios and contributed in a research capacity at Odyssey Partners/Ulysses Management. Mr. Behrens currently serves on the board of directors of Oppenheimer Holdings Inc. Previously, Mr. Behrens served as a board member of Continental Insurance Group, Ltd, Penford Corporation, Global Marine Systems Limited, Stemline Therapeutics and Sidewinder Drilling LLC. Mr. Behrens obtained an A.B. degree in Political Science from the University of Chicago.

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

John H. “Jack” Griffin, Jr. has served as a director of Harte Hanks since July 2018.  In April 2021, he was appointed as the Company’s Chairman of the Board. From April to December of 2019, he served as Vice Chairman and Chairman of the Operations Committee of Harte Hanks.  Prior to that, he was a member of the Harte Hanks Office of the Chief Executive Officer (the “Office of the CEO”) from August 2018 to January 2019. Mr. Griffin is currently the Chairman of Dennis Publishing in New York and London, a position he has held since October 2018.  He served as Managing Director at Oaklins DeSilva+Phillips, an advisory firm in New York City focused on mid-market M&A transactions, valuations and restructurings for firms in media, marketing services, information, education and health care communications from 2016-2018. Previously, as CEO and director of Tribune Publishing Company (from 2014-2016), Mr. Griffin led the spin-off of Tribune Publishing Company’s Newspaper Division into a separate publicly traded company. Before Tribune, Mr. Griffin founded and served as CEO of Empirical Media LLC, a consulting firm that assisted legacy media companies with digital transition, restructuring and strategic planning, from 2011-2014. Mr. Griffin was previously CEO of Time Inc. and spent a dozen years at Meredith Corporation in senior executive capacities.

We believe that Mr. Griffin’s qualifications for our Board include his proven success as both an operator and advisor to companies undergoing restructuring and reengineering solutions, along with his demonstrated record of achieving and exceeding financial targets in demanding private and public company environments. In addition, the experience Mr. Griffin gained as a member of the Office of the CEO enables him to provide the Board with additional insight into the Company’s operations, strategic initiatives and personnel.

Alfred V. Tobia, Jr. has served as a director of Harte Hanks since July 2017.  He is the President and Chief Investment Officer of Acacia Research Corp (NASDAQ: ACTG)  since September 2019 and a director since June 2018.  From March 2000 – September 2019, Mr. Tobia was a co-founder, general partner and portfolio manager for Sidus Investment Management, LLC and its affiliates, in which capacity he oversaw the management of the Sidus equity funds and provided analysis to the firm’s credit fund. From 1996 to 2000 Mr. Tobia was a senior managing director and supervisory analyst within the data networking and telecommunication equipment sectors at Banc of America Securities (formerly NationsBanc Montgomery Securities).  From 1992 to 1996, he was a senior analyst at Wertheim Schroeder & Co., focusing on PC and entertainment software, data networking and special situations. Prior to that, Mr. Tobia was an analyst at Mabon Nugent & Co. (1986 to 1992), covering various sectors of technology.

Mr. Tobia has extensive financial experience in both public and private companies and executive experience through the management of a small-cap investment fund and a public company. Mr. Tobia's background and insights provide valuable expertise in corporate finance, strategic planning, and capital and credit markets. We believe Mr. Tobia’s qualifications for our Board include his extensive financial, executive and management experience.

Officers

The following persons are our current executive officers and hold the positions set forth below:

Name	Age	Principal Position
Andrew B. Benett	50	Chief Executive Officer
Laurilee Kearnes	49	Chief Financial Officer
Brian Linscott	48	Chief Operating Officer

For biographical information about Andrew B. Benett, our Chief Executive Officer, see above under “Directors” included in Part III, Item 10 of this Annual Report.

Laurilee Kearnes has served as the Company’s Chief Financial Officer since November 15, 2019.  Ms. Kearnes previously served as the Company’s Principal Accounting Officer and Vice President, Finance and Controller from August 2018 to November of 2019. Ms. Kearnes has over 20 years of experience in accounting and finance roles, including the last 17 years with Harte Hanks in various positions including Group Controller, VP Finance, and Group VP Finance, Accounting Shared Services.  Ms. Kearnes is currently serving on the OTCQX U.S. Advisory Council.  Ms. Kearnes started her career in public accounting and held accounting positions with Nutraceutical Corp. and Brooks Automation prior to joining the Company. She holds a Bachelor of Science in Accounting and a Master of Accounting from Utah State University.

Brian Linscott was appointed as our Chief Operating Officer effective January 2020. Mr. Linscott has over two decades of experience advising clients and C-level executives on operational improvements, growth strategies, acquisitions, corporate development and capital structure across a variety of industries including media, manufacturing, and transportation. From 2015 to 2019, he served as a Partner at BR Advisors where he led the operational improvement of radio and printing companies, developed new partnerships, and facilitated asset transactions. He also serves as Operating Partner at Traverse Pointe Partners since 2014, where he advises a private equity fund on financial and operational assessment of equity investments and developed post-acquisition operational strategies to create stockholder value. From 2013 to 2015, Brian served as a Managing Director at Huron Consulting Group where he managed client relationships, oversaw consulting teams, and developed new business opportunities in Huron’s Business Advisory practice.  From 2009 to 2012, Brian served as Chief Financial Officer / Senior Vice President at Sun Times Media, LLC where he created and executed a restructuring plan that led to substantial EBITDA growth, cash flow improvement, and a successful sale of the company.  Mr. Linscott received his B.S. in Finance from the University of Illinois, Urbana.

Corporate Governance

We believe that strong corporate governance helps to ensure that our company is managed for the long-term benefit of our stockholders. We continuously review our corporate governance policies and practices to ensure compliance with all applicable laws and regulations (securities laws and others) and will contemplate any changes to what is considered best practices for corporate governance even if such changes are not required by relevant laws and regulations.  This review is part of our continuing effort to enhance our corporate governance and to communicate our governance policies to stockholders and other interested parties.  In addition, while we are not currently listed on a national securities exchange, we strive to meet the corporate governance standards applicable to non-controlled companies listed on the NYSE, as we believe such standards establish a baseline for best practices in the area of corporate governance.

You can access and print, free of charge, the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Principles, Business Conduct Policy, Code of Ethics and certain other policies and procedures on our website at www.hartehanks.com under the “Corporate Governance” section of our “Investors” tab.  The information on our website is not incorporated by reference and is not part of this Annual Report. Additionally, stockholders can request copies of any of these documents free of charge by writing to the following address:

Harte Hanks, Inc. (Attention: Secretary)

2800 Wells Branch Parkway

Austin, Texas 78728

From time to time, these governance documents may be revised in response to changing regulatory requirements, our evaluation of evolving best practices and industry norms and input from our stockholders and other interested parties. We encourage you to check our website periodically for the most recent versions.

Board of Directors and Board Committees

Our business and affairs are managed under the direction of the Board. The Company's By-laws provide that the Board will consist of the number of directors designated by the Board from time-to-time and, in the absence of such designation, the Board will consist of seven (7) directors.  Currently, the Board has five (5) directors, as the Board determined to decrease that number from seven (7) immediately after last year's annual meeting.

The Board elects the principal executive officer and other corporate officers, acts as an advisor to and resource for management, and monitors management’s performance. The Board, with the assistance of the Compensation Committee, also assists in planning for the succession of the principal executive officer and certain other key positions. In addition, the Board oversees the conduct of our business and strategic plans to evaluate whether the business is being properly managed, and reviews and approves our financial objectives and major corporate plans and actions. Through the Audit Committee, the Board reviews and approves significant changes in the appropriate auditing and accounting principles and practice and provides oversight of internal and external audit processes, financial reporting and internal controls.

Our Board of Directors has established an Audit Committee, a Compensation Committee and Nominating and Corporate Governance Committee, which have the composition and responsibilities described below. Each committee operates under a charter that has been approved by the Board of Directors.

Director Independence

Our common stock is listed on the OTCQX.  As required under the listing standards of the OTCQX, at least two members of the Board must qualify as “independent.”  Our Board has affirmatively determined that the following three directors are independent within the meaning of the Company’s corporate governance guidelines, as well as those that are applicable to companies with shares listed on the NYSE: Messrs. Behrens, Griffin, and Tobia.

As part of the Board’s review of the independence of board members, questionnaires are used on an annual basis (or when a new director is added) to gather input to assist the Nominating and Corporate Governance Committee and the Board in their determinations of the independence of the non-employee directors. Based on the foregoing and on such other due consideration and diligence as it deemed appropriate, the Nominating and Corporate Governance Committee presented its 2020 findings to the Board on the independence of each of its non-employee directors, in each case in accordance with the Company's corporate governance guidelines and applicable federal securities laws. The Board determined that, other than in their capacity as directors, none of Messrs. Behrens, Griffin, and Tobia had a material relationship with Harte Hanks, either directly or as a partner, stockholder or officer of an organization that has a relationship with Harte Hanks. The Board further determined that (i) each of Messrs. Behrens, Griffin, and Tobia is otherwise independent under rules that would be applicable to companies listed on the NYSE, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee and (ii) each of Messrs. Behrens, Griffin, and Tobia satisfied the additional audit committee independence standards under Rule 10A-3 of the SEC.

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

Majority Voting Provisions of the Company's Bylaws

On July 17, 2019, the Board adopted Amendment No. 2 (the “Amendment”) to the Fifth Amended and Restated Bylaws of the Company. The Amendment amends Article I, Section 8 of the Bylaws to provide for the resignation of any director who fails to receive a majority of votes cast in favor of his or her election at an annual meeting of the stockholders (assuming that the election is uncontested) (the “Majority Voting Provision”). Under the Majority Voting Provision, each nominee who is a current director is required to submit an irrevocable resignation, which resignation would become effective upon (1) that person not receiving a majority of the votes cast in favor of his or her election in an uncontested election and (2) acceptance by the Board of that resignation in accordance with the policies and procedures adopted by the Board for such purpose. The Board, acting on the recommendation of the Nominating and Corporate Governance Committee, is required to determine whether or not to accept the resignation not later than 90 days following certification of the stockholder vote, and the Board is required to accept the resignation absent a determination that a compelling reason exists for concluding that it is in the best interests of the Company for the person in question to remain as a director.

In connection with the adoption of the Amendment, the Board also adopted revisions to the Company’s Corporate Governance Principles and Nominating and Corporate Governance Committee Charter to implement the Majority Voting Provision and set forth the procedures governing the resignation of directors who do not receive a majority of the votes cast in an uncontested election.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  From January 1, 2020 to May 13, 2020, the Audit Committee was composed of Melvin L. Keating, Maureen E. O’Connell and Evan Behrens.  Mr. Keating was the Audit Committee Chair and he was considered an “audit committee financial expert” during this period as currently defined under the SEC and NYSE rules, and each other member of the committee is financially literate under the NYSE standards.

On May 14, 2020, in connection with the decision to decrease the size of the board, the Company re-designated the membership of all board committees. From May 14, 2020 to July 22, 2020, the Audit Committee was comprised of Maureen E. O’Connell, Evan Behrens and John H. Griffin, Jr.  Ms. O’Connell served as the Audit Committee Chair and she was considered an “audit committee financial expert,” as currently defined under the SEC and NYSE rules during this period.

Following July 23, 2020, the Audit Committee was comprised of Evan Behrens, John H. Griffin, Jr. and Alfred V. Tobia, Jr., all of whom continue to serve on the committee.  Mr. Behrens was the Audit Committee Chair through March 2021.  Mr. Griffin is presently the Audit Committee Chair and he is considered an “audit committee financial expert,” as currently defined under the SEC and NYSE rules.

Our Board has determined that all the Audit Committee members are independent within the meaning of the applicable SEC rules and the listing standards of the NYSE as such requirements apply to members of audit committees.

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

The Audit Committee’s role is one of oversight. Management is responsible for preparing the Company’s financial statements and the independent registered public accounting firm is responsible for auditing those financial statements. Management, including the internal audit staff, or outside provider of such services, and the independent registered public accounting firm have more time, knowledge and detailed information about the Company than do Audit Committee members. Consequently, in carrying out its oversight responsibilities, the Audit Committee will not provide any expert or special assurance as to the Company’s financial statements or any professional certification as to the independent registered public accounting firm’s work.

Despite no longer being listed on the NYSE, the Board has determined that (x) all members of the Audit Committee should meet the standards required for audit committee membership on the Board of an NYSE listed company as it believes those standards establish best practices for audit committee membership and (y) all current members of the Compensation Committee meet such criteria.

Compensation Committee

From January 1, 2020 to May 13, 2020, the Compensation Committee was composed of Melvin L. Keating, Maureen E. O’Connell and John H. Griffin, Jr.  On May 14, 2020, in connection with the decision to decrease the size of the board, the Company re-designated all of the board committees. From May 14 2020 to July 22, 2020, the Compensation Committee was comprised of John H. Griffin, Jr., Maureen E. O’Connell and Alfred V. Tobia, Jr.  Following July 23, 2020, the Compensation Committee was comprised of John H. Griffin, Jr., Evan Behrens, and Alfred V. Tobia, Jr., all of whom continue to serve on the committee.  Mr. Tobia, Jr. is presently our Compensation Committee Chair.

The primary functions of the Compensation Committee are to (1) review and approve corporate goals and objectives relevant to principal executive officer compensation, evaluate the principal executive officer’s performance in light of those goals and objectives, and together with the other independent directors (as directed by the Board), determine and approve the principal executive officer’s compensation level based on this evaluation, (2) review and recommend to the Board (as directed by the Board) non-principal executive officer compensation, incentive-compensation plans and equity-based plans, and (3) to the extent such disclosure is required, review and discuss with management the Company’s “Compensation Discussion and Analysis” and produce a committee report on executive compensation as required by the SEC to be included in our annual proxy statement or Annual Report on Form 10-K filed with the SEC.

Despite no longer being listed on the NYSE, the Board has determined that (x) all members of the Compensation Committee should meet the standards required for compensation committee membership on the board of an NYSE listed company and (y) all current members of the Compensation Committee meet such criteria.

Nominating and Corporate Governance Committee

From January 1, 2020 to May 13, 2020, the Nominating and Corporate Governance Committee was composed of Maureen E. O’Connell, John H. Griffin, Jr. and Evan Behrens. On May 14, 2020, in connection with the decision to decrease the size of the board, the Company re-designated all of the board committees. The Nominating and Corporate Governance Committee is presently comprised of Evan Behrens, John H. Griffin, Jr. and Alfred V. Tobia, Jr.  Mr. Behrens is our Corporate Governance Committee Chair.

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

Despite no longer being listed on the NYSE, the Board has determined that (x) all members of the Nominating and Corporate Governance Committee should meet the standards required for nominating and corporate governance committee membership on the Board of an NYSE listed company and (y) all current members meet that criteria.

Board Meetings and Attendance

There were 28 meetings (in total) held by the Board during the fiscal year ended December 31, 2020, including 19 Board Meetings.  Separately, the Audit Committee had 5 meetings, the Compensation Committee had 3 meetings and the Nominating and Corporate Governance Committee had 1 meeting during the fiscal year ended December 31, 2020. Although the Company does not have a formal policy regarding director attendance at the annual meeting of stockholders, all directors are encouraged to attend. During the fiscal year ended December 31, 2020, all current directors attended at least 75% of the Board and applicable committee meetings held.

Board Leadership Structure and Self-Evaluation

Board leadership structures should vary for companies depending on their circumstances. The Board, through the Nominating and Corporate Governance Committee, regularly evaluates whether to combine or separate the roles of principal executive officer and Chairman, especially in connection with changes in leadership. Upon the appointment of Mr. Benett as the Company’s Chief Executive Officer, the Board and Nominating and Corporate Governance Committee re-evaluated the Board’s leadership structure and determined that the most effective leadership structure at that time was to have Mr. Benett serve as both Executive Chairman and Chief Executive Officer with a strong independent Director serving as the Lead Independent Director. The Board believed that, as the individual with primary responsibility for implementing the Company’s turnaround plan, Mr. Benett was best positioned to chair regular Board meetings and to focus the Board’s attention on the issues of greatest importance to the Company and its stockholders.  Mr. Behrens served as the Board’s Lead Independent Director until April 2021.  The Lead Independent Director, supported by the chairs of the independent committees of the Board, was responsible for assessing the performance of the Executive Chairman and Chief Executive Officer and protecting against potential management conflicts.

In April 2021, the Board re-examined its leadership structure and determined that at this time the appropriate structure was to have separate individuals serve as CEO and Chairman.  In connection with this decision, Mr. John H. Griffin, Jr. was elected Chairman of the Board.  Separating these positions will allow Mr. Benett to focus on running the Company’s business, while allowing Mr. Griffin to lead the Board in its fundamental role of providing advice to and independent oversight of management. The Board also believes that separating the Non-Executive Chairman and Chief Executive Officer positions provides enhanced independent leadership and oversight for the Company and the Board.

Our Board conducts an annual evaluation in order to determine whether it and its committees are functioning effectively. As part of this annual self-evaluation, the Board evaluates whether the current leadership structure continues to be optimal for Harte Hanks and its stockholders. Our corporate governance guidelines provide the flexibility for our Board to modify or continue our leadership structure in the future, as it deems appropriate, in light of the results of evaluations or business needs.  As a result of the appointment of Mr. Griffin as Chairman, the Company no longer has a Lead Independent Director.

Executive Sessions

Our Corporate Governance Principles provide that the non-management members of the Board will hold regular executive sessions in connection with regular Board meetings to consider issues that they may determine from time to time without the presence of any member of management. If the Chairman of the Board is not a member of management, the Chairman will chair each such session and report any material issues to the full Board. If the Chairman is a member of management, the Lead Independent Director serves as the chairman of the executive sessions.  In 2020, these sessions were presided over by our Lead Independent Director, and since the appointment of Mr. Griffin as Chairman, he has presided over the sessions.  If the non-management directors include directors who are not “independent” under applicable SEC rules, then the independent directors will hold an executive session at least once a year. The Chairman of the Board, if an independent director, chairs each such session and reports any material issues to the full Board. If the Chairman is not an independent director, the Lead Independent Director serves as the chairman of such sessions.  We believe having a substantial majority of independent, experienced directors comprising our Board benefits the Company and its stockholders by providing strong oversight and advice on the issues facing the Company.

Risk Oversight

Our Board is responsible for overseeing the risk management process. The Board focuses on our general risk management strategy and the most significant risks we face and ensures that management implements appropriate risk mitigation strategies. The Board is also apprised of particular risk management matters in connection with its general oversight and review of corporate matters.

In performing the risk management process, the Board reviews with management (1) our policies with respect to risk assessment and management of risks that may be material to us, (2) our system of disclosure controls and procedures and system of internal controls over financial reporting, and (3) our compliance with legal and regulatory requirements. The Board also reviews major legislative and regulatory developments that could materially impact our contingent liabilities and risks. Our other Board committees also consider and address risk as they perform their respective committee responsibilities. For example, our Compensation Committee evaluates the risks associated with our compensation plans and policies, and our Audit Committee monitors risks relating to our financial controls and reporting. All committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk. The leadership structure of our Board described above under the section heading “Board Leadership Structure” ensures that management is properly overseen by independent directors.

In April 2021, recognizing the unique and evolving risks posed by cybersecurity and data protection, the Board determined to delegate to the Audit Committee the responsibility of overseeing risks related to cybersecurity, data protection (including confidential, proprietary and personal information, reputation and goodwill in all forms) and other similar risks. The Audit Committee is also responsible for overseeing and assisting in the establishment of policies and procedures to mitigate such risks. The Audit Committee Charter has been amended to update the committee’s scope of responsibility to include overseeing such risks.

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

Stockholder Communications with the Board of Directors

Stockholders may send communications to our Board, including any individual director or the directors as a group, by mailing such communications to Harte Hanks, Inc., Attn: Corporate Secretary, 2800 Wells Branch Parkway, Austin, Texas 78728. Such correspondence shall be addressed to the Board or any individual director by either name or title.

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

Both our Business Conduct Policy and our Code of Ethics are available on our website at www.hartehanks.com, under the “Corporate Governance” subsection of our “Investors” section. In accordance with OTCQX and SEC rules, we intend to disclose any future amendments to our Code of Ethics, or waivers from our Code of Ethics for our Chief Executive Officer or  Chief Financial Officer.

Hedging Policy

The Company’s Business Conduct Policy forbids employees and directors from engaging in hedging activities or similar arrangements with respect to our securities. As of the date of this Annual Report, management of the Company is not aware of any hedging activities by Company insiders involving the Company’s securities.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and related rules of the SEC require our directors, officers, and persons who own more than 10% of a registered class of our equity securities (collectively the "Reporting Persons"), to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. All Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. As with many public companies, we provide assistance to our directors and executive officers in making their Section 16(a) filings pursuant to powers of attorney granted by our insiders.

To our knowledge, based solely on our review of the copies of Section 16(a) reports provided to us by such Reporting Persons, including those reports that we have filed on behalf of our directors and executive officers pursuant to powers of attorney, or written representations from certain Reporting Persons we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the fiscal year ended December 31, 2020, except that one Form 3 and one Form 4 for Mr. Brian Linscott, were each filed late and three Form 4s for Mr. Copeland, two Form 4s for Mr. Tobia and Mr. Griffin, and one Form 4 for Mr. Behrens, were each filed late. The failure to file the Form 3 and Form 4s was inadvertent on the part of the Company’s officers and directors. The Company has enhanced its compliance system and level of awareness in order to ensure timely filings moving forward.

ITEM 11.	EXECUTIVE COMPENSATION

Our Compensation Committee reviews our executive officers’ overall compensation packages on an annual basis or more frequently as it deems warranted. We provide our executives with an annual base salary as a fixed, stable form of compensation and an annual cash bonus opportunity to create additional performance incentives. We also from time to time grant our executives equity-based awards to provide an additional incentive to grow our business and further link their interests with those of our stockholders. We have also historically allowed our executive officers to elect to receive up to 30% of annual incentive plan (“AIP”) payments in the form of restricted stock vesting on the first anniversary of the grant, with executive officers receiving 125% of the value of the forgone cash bonus in shares of restricted stock.

As a “smaller reporting company” (as such term is defined under applicable securities laws), we are required to disclose the compensation for our principal executive officer and our two other most highly compensated executive officers serving as of the last day of the applicable fiscal year. In certain cases, disclosure may also be required for individuals who served as executive officers for a portion of the fiscal year but were not serving as executive officers at the end of the year. As a smaller reporting company, we are not required to include a compensation discussion and analysis in this Annual Report.

For the fiscal year ended December 31, 2020, the named executive officers were:

•	Andrew B. Benett, our Chief Executive Officer;
•	Brian Linscott, our Chief Operating Officer;
•	Laurilee Kearnes, our Chief Financial Officer.

The table below sets forth the annual compensation for services rendered during fiscal 2020 and, to the extent applicable under SEC Rules, fiscal 2019.

Summary Compensation Table - Fiscal 2019-2020

						All Other
		Salary		Bonus	Stock Awards	Compensation	Total
Name and Principal Position	Fiscal Year	($)		($)	($)(1)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)
Andrew B. Benett, Chief Executive Officer	2020	380,000		228,000	(2) 364,500	120,000	1,092,500
	2019	57,692	(3)	—	427,500	—	485,190
Brian Linscott, Chief Operating Officer	2020	338,654		247,500	(4) 201,648	—	787,802
Laurilee Kearnes, Current Chief Financial Officer (5)	2020	282,692		167,124	120,250	667	570,733
	2019	235,096		52,169	136,843	—	424,108

(1)

The amounts in columns (e) reflect the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see note G of our audited financial statements for the fiscal year ended December 31, 2020 included in the Original Filing.  For performance-based stock units the fair value assumed such awards vested based on probable outcome of the performance conditions as of the grant date.

(2)	Column (d) represents a special bonus of $228,000 Mr. Benett received in 2020 for the achievement of certain operating performance measures.
(3)

Includes $43,846 in base salary payments with respect to Mr. Benett’s services as Chief Executive Officer from November 18, 2019 to December 31, 2019 and $13,846 in Executive Chairman fees for the period from November 18, 2019 to December 31, 2019.

(4)

Column (d) includes a sign-on bonus of $37,500 Mr. Linscott received in connection with his appointment as Chief Operating Officer.  Mr. Linscott also received a $210,000 special bonus in 2020 for the achievement of certain operating performance measures.

(5)

Ms. Kearnes was promoted from Principal Accounting Officer to Chief Financial Officer on November 15, 2019.  Her base salary for 2019 is prorated based on her service in such position. The amount disclosed in column (d) for 2020 includes $2,124 in respect of her 2020 Phantom Stock vesting and a special bonus of $165,000 granted to Ms. Kearnes in 2020 for the achievement of certain accounting performance measures. The amount disclosed in column (d) for 2019 includes $2,169 in respect of her 2019 Phantom Stock vesting and a special bonus of $50,000 granted to Ms. Kearnes in 2019, $25,000 of which was paid on September 20, 2019 and $25,000 of which was paid on March 20, 2020 due to achievement of certain accounting performance measures.

All Other Compensation

Name	Year	Insurance Premiums ($) (1)	Other ($)		Total ($)
Andrew B. Benett, Chief Executive Officer	2020	—	120,000	(2)	120,000
Laurilee Kearnes, Current Chief Financial Officer	2020	667	—		667

(1)	Reflects annual premium paid by the Company for life insurance policies obtained in connection with providing salary continuation benefits to each of the named executive officers.
(2)	Reflects the Board fee paid to Mr. Bennett in 2020.

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

The recent stock ownership of our executive officers is reflected below in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. For purposes of measuring compliance with these stock ownership guidelines, all common stock (including restricted stock units) owned by an executive officer is included. Compliance with the target ownership level is measured by the greater of (i) the aggregate of the consideration paid for qualifying shares (but for unvested awards, the grant date value), or (ii) the result of multiplying the number of qualifying shares by the average closing price of the Company’s common stock over the trailing 12 months. Neither options nor performance awards are included in the compliance calculation.

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

The ownership guidelines, and compliance by officers with the guidelines, are reviewed annually by the Committee. Any remedial action for failure to comply with the stock ownership guidelines is to be determined by the Committee on a case-by-case basis. While our executive officers are endeavoring to meet these ownership thresholds, none of our officers have met the holding requirements under the guidelines.  Mr. Bennett has through 2024, Mr. Linscott has through 2025, and Ms. Kearnes has through 2022 to meet the holding requirements.

As part of our Business Conduct Policy, we have adopted an insider trading policy that, among other things, forbids officers from engaging in hedging activities with respect to our securities.

Clawback Policy

In February 2018, the Board adopted a clawback policy. This policy formalized the Company’s long-standing practice of including in award agreements (or other applicable documents which provide the terms of incentive compensation) a provision that makes such incentive compensation subject to forfeiture, reimbursement and/or recoupment in the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the federal securities laws. Under the clawback policy, incentive compensation includes the following (provided that such compensation is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure): annual bonuses/incentive plan awards and other short-and long-term cash incentives; stock options; stock appreciation rights; restricted stock awards and/or units; performance unit awards; and any other compensation designated as “Incentive compensation” by the Committee at the time such compensation is made, granted or awarded.

Equity Compensation Plan Information at Year-End 2020

The following table provides information as of December 31, 2020 regarding total shares subject to outstanding stock options and rights and total additional shares available for issuance under Harte Hanks, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”) and the Amended and Restated Harte Hanks 2013 Omnibus Incentive Plan (the “2013 Plan”).

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(3)
Equity compensation plans approved by security holders	909,724	$40.25	2,060,951

(1)

Consisting of outstanding options, restricted stock units and stock-denominated performance units.  If actual performance under the performance-based restricted stock units falls below the prescribed level for these awards, fewer shares would be issued.

(2)	The weighted-average exercise price does not take into account any shares issuable upon vesting of outstanding restricted stock or performance restricted stock units, which have no exercise price.
(3)

Represents shares available under our 2020 Plan; all shares remaining available for issuance under the 2013 Plan were rolled into 2020 Plan when the 2020 Plan was approved by stockholders.  Shares available for issuance under our 2020 Plan may be issued pursuant to stock options, restricted stock, performance restricted stock units, common stock and other awards that may be established pursuant to the 2020 Plan.  If actual performance under the performance-based restricted stock units falls below the prescribed level for these awards, fewer shares would be issued.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding equity awards held at the end of 2020 by our named executive officers. These equity awards were issued pursuant to our 2020 Plan and 2013 Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1) (2)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)		(i)
Andrew Benett						250,000	(3)	$687,500	—		—
Laurilee Kearnes	200	—		$123.1	2/5/2021	520	(5)	$1,430	26,316	(7)	$94,211
	300	—		$99.1	2/5/2022	73,772	(6)	$202,873
	400	—		$77.2	2/5/2023
	297	—		$82.3	4/15/2024
	854	—	(4)	$76.8	4/15/2025
Brian Linscott						75,000		$206,250

(1)	Based upon the closing market price of our common stock as of December 31, 2020 ($2.75), as reported on the OTCQX.
(2)

In 2017, 2018 and 2019, our Compensation Committee awarded our executives performance-based stock units which are payable, if earned, in shares of common stock or cash. The payout levels range from 0% to a maximum of 100% of the performance units granted.

(3)

150,000 of these restricted stock units generally vest in three equal annual installments on the first three anniversaries of November 18, 2019; 150,000 of these restricted stock units generally vest in three equal annual installments on the first three anniversaries of January 2, 2020.

(4)	This SAR is scheduled to vest on June 23 of 2021.
(5)	This phantom stock is scheduled to vest on June 23, 2021.
(6)

13,158 of these restricted stock units vest in three equal installments on the first three anniversary of September 6, 2019.  4,386 of these restricted stock units is scheduled to vest on September 6, 2021 and 2022.  65,000 of these restricted stock units generally vest in three equal annual installments on the first three anniversaries of August 8, 2020.

(7)	These performance stock units generally vest if, following a period of at least one full year from September 6, 2019, certain share price targets are met.

Executive Employment and Severance Agreements

In 2020 we had the following types of severance arrangements with our named executive officers, each addressing or intended to address different employment and/or termination circumstances:

•	our executive severance policy (the “Executive Severance Policy”);
•	our “change in control” severance agreement (the “CIC Agreements”);
•	an employment agreement with Mr. Linscott, our Chief Operating Officer (“COO Agreements”; and
•	an employment agreement with Mr. Benett, our Chief Executive Officer (the “CEO Agreement”).

In January 2020, the Board renewed its prior practice (established in 2019) that all severance agreements with executive officers, including each agreement made with individuals under the Executive Severance Policy, going forward, would be as determined by the Board in its discretion.

Executive Severance Policy

In January 2015, we adopted an Executive Severance Policy applicable to corporate officers and certain other executive employees designated by the Compensation Committee. The Executive Severance Policy applies only for named executive officers in circumstances when they do not have a specific agreement that determines their rights to severance. In 2020 only Ms. Kearnes was covered by the Executive Severance Policy. The Executive Severance Policy provides a participating executive whose employment is terminated without “cause,” (i) severance payments equal to such executive’s then-current base salary for the one-year severance period and (ii) subject to certain conditions, up to a year of contributions toward health care coverage. In exchange, executives are required to deliver a full release to the Company and adhere to non-competition and non-solicitation covenants. The Executive Severance Policy does not provide any acceleration of vesting for equity awards in the event of an executive’s termination. The Executive Severance Policy can be amended upon six months’ notice by the Compensation Committee, and it terminates immediately prior to a change of control of the Company.

CIC Agreements

The CIC Agreements are designed to allow us to attract and retain key talent by providing defined compensation in the event of a change in control. The payout levels and other terms of the CIC Agreements are based on the Compensation Committee’s review of publicly available market data regarding severance agreements and prior iterations of these agreements. Mr. Linscott, Mr. Benett and Ms. Kearnes are each a party to a CIC Agreement with the Company. The CIC Agreements provide that if, after a change in control, an executive (i) is terminated other than for “cause” (as defined in the agreement), death or disability or (ii) elects to terminate the executive's employment for “good reason,” then such executive is entitled to severance compensation and a cash payment sufficient to cover health insurance premiums for a defined period of time (18 to 24 months). The amount of severance compensation is the sum of (A) the executive’s annual base salary in effect immediately prior to the change in control or termination date, whichever is larger, plus (B) the executive’s target-level bonus or incentive compensation multiplied by 1.0 or 2.0.  The foregoing severance multiples were reduced by 0.5 as a result of changes made in the form of CIC Agreement in 2015, but incumbent officers retained their earlier-awarded higher multiples. With respect to equity awards, the CIC Agreements provide that so long as such awards are assumed or replaced with equivalent awards by the acquirer, there will be no “single-trigger” acceleration.

Minimum Guarantee Agreements

The severance provisions of the Minimum Guarantee Agreements generally set the level of the applicable  executive’s severance pay period under the applicable severance arrangement (e.g., the Severance Policy or CIC Agreement).  The CEO Agreement with Mr. Benett provides that Mr. Benett will receive severance pay for a period of 18 months (as noted below). The COO Agreement with Mr. Linscott provides that Mr. Linscott will receive severance pay for a period of 12 months (as noted below).

CEO Agreement

The CEO Agreement provides for the following severance payments and benefits upon a termination of Mr. Benett’s employment by the Company without “cause” or his resignation for “good reason” (each as defined in the CEO Agreement): (i) 18 months of continued base salary and (ii) 12 months of continued health benefit coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985.

COO Agreement

The COO Agreement provides for the following severance payments and benefits upon a termination of Mr. Linscott’s employment by the Company without “cause” or his resignation for “good reason” (each as defined in the CEO Agreement): (i) 12 months of continued base salary and (ii) 12 months of continued health benefit coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985.

Annual Incentive Plan

We provide an annual incentive opportunity (an “AIP”) for named executive officers to achieve certain milestones within the Company and, where appropriate, to advance business line performance on a year-over-year basis. This annual short-term cash incentive opportunity provides an incentive for our executives to manage our businesses to achieve targeted financial results.  Our 2020 AIP for executives was administered under the 2013 Plan. We paid the following amounts to our named executive officers under the 2020 AIP, based on various financial performance and operational efficiency goals: $228,000 to Mr. Benett, $210,000 to Mr. Linscott and  $165,000 to Ms. Kearnes.

Equity Incentive Plan

From time to time, the Company grants equity incentive awards to our named executive officers and other selected employees. Prior to adoption of the 2020 Plan, such awards were granted under the 2013 Plan.  The 2020 Plan was approved by stockholders at the 2020 annual meeting of stockholders, and therefore no new awards will be granted under the 2013 Plan (although outstanding awards under the 2013 Plan will continue to be governed by the terms of the 2013 Plan).  The 2020 Plan is administered by our Board of Directors, or a committee thereof. Currently the plan is administered by the Compensation Committee. The administrator has authority to interpret the plan provisions and make all required determinations under the 2020 Plan (including making appropriate adjustments to reflect stock splits and similar events). Employees, directors and consultants of the Company and its subsidiaries are eligible for award grants under the 2020 Plan. Awards of stock options, stock appreciation rights, restricted stock, restricted stock units and other awards may be granted under the plan.

DIRECTOR COMPENSATION

Director Compensation

Under our director compensation program in 2020, we provided compensation to our directors who are not employed by us or any of our subsidiaries (referred to herein as “non-employee directors”) as follows:

Annual Retainer	$60,000
Annual Equity Awards (18,000 shares)	$ 33,300
Annual Committee Chair Fee	$ 5,500 to $12,500
Lead Independent Director Fee	$35,000

Each independent director was able to elect, annually or in connection with such director’s appointment to the Board, to receive all or a portion of such director’s cash compensation otherwise payable for such director’s services in shares of the Company’s common stock. These shares of common stock are granted as soon as administratively practicable following the end of each of the Company’s fiscal quarters. The number of shares delivered is based on the market value of one share of the Company’s common stock on the OTCQX as of the last day of the immediately preceding quarter, in accordance with the 2020 Plan.

In 2019, the annual cash retainer was increased to $60,000 and the annual equity retainer was increased to $90,000, to compensate the directors for their increased time and efforts. In December 2019, the Board determined to maintain the annual retainers at 2019 levels. During 2020, the Board decided to reduce the annual equity retainer to 18,000 shares of the Company's common stock.  In addition, in July of 2020 the Board determined to eliminate the separate  committee retainer fees and ceased paying such fees on July 22, 2020.  Non-employee directors only received their annual retainer fee after that date.  At August 8, 2020, the date of grant, this equaled $33,300.

Mr. Benett, our Chief Executive Officer and also a director of the Board, received a cash retainer fee of $120,000 in respect of his role as a director, which amount is included in the Summary Compensation Table.

2020 Director Compensation for Non-Employee Directors

The following table sets forth the total compensation paid to our non-employee directors for their service on our board of directors during fiscal 2020:

Name	Fees Earned or Paid in Cash($) (1)	Option Awards ($)	Stock Awards ($) (2)	Total ($)
David L. Copeland	60,000	—	33,300	93,300
John H. Griffin Jr.	60,000	—	33,300	93,300
Melvin L. Keating	40,538	—	33,300	73,838
Maureen E. O’Connell	37,742	—	33,300	71,042
Alfred V. Tobia Jr.	63,075	—	33,300	96,375
Evan Behrens	79,570	—	33,300	112,870

(1)	This Column includes annual Board fees, and the committee retainers directors received in cash.
(2)

Each of the independent directors was granted restricted stock units in 2020 with a grant date fair value of $33,300 (rounded down to the nearest whole share), computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see note G of our audited financial statements for the fiscal year ended December 31, 2020  included in our Form 10-K for the same period. Restricted stock units granted in 2020 provide for vesting on the first anniversary of the date of grant.

(3)	This amount also includes $19,570 of annual Lead Independent Director fee Mr. Behrens received in 2020.

Director Stock Ownership Guidelines & Hedging Policy

Under our Corporate Governance Principles and Stock Ownership Guidelines, non-employee directors are expected to hold five times the annual cash retainer amount in company stock (an increase from three times the annual cash retainer amount). Employee directors are likewise subject to the Stock Ownership Guidelines, but as applicable to their management level rather than directorship. Currently, each of our directors is in compliance with this policy.  As part of our Business Conduct Policy, we have adopted an insider trading policy that, among other things, forbids directors from engaging in hedging activities with respect to our securities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock beneficially owned by (1) our “named executive officers” included in the Summary Compensation Table below, (2) each current Harte Hanks director, (3) each person known by Harte Hanks to beneficially own more than 5% of the outstanding shares of our common stock, and (4) all current Harte Hanks directors and executive officers as a group. Except as otherwise noted below, (a) the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, and (b) ownership is as of March 31, 2021, when 6,666,984 shares of our common stock were outstanding.

Name and Address of Beneficial Owner (1)(2)	Number of Shares of Common Stock	Percent of Class
Named Executive Officers
Andrew B. Benett	213,500	*
Brian Linscott	36,004	*
Laurilee Kearnes	4,318	*
Directors
Evan Behrens	40,636	*
David L. Copeland (3)	390,947	5.86%
John H. Griffin, Jr.	51,389	*
Alfred V. Tobia, Jr.	55,741	*

5% Holders
Wipro LLC (4)	1,001,658	15.02%
William Blair & Company LLC (5)	661,118	9.92%
Houston H. Harte (6)	660,816	9.91%
Fondren Management LP (7)	592,000	8.88%
Westerly Holdings LLC (8)	975,000	14.62%
Dimensional Fund Advisors LP (9)	271,009	4.06%

All current directors and executive officers as a group (7 persons)(10)	792,535	11.89%

*	less than 1%.
(1)

The address of (a) Houston H. Harte is P.O. Box 17424, San Antonio, TX 78217, (b) Dimensional Fund Advisors, Inc. is 6300 Bee Cave Road, Building One, Austin, TX 78746, (c) Fondren Management LP is 1177 West Loop South, Suite 1625, Houston, Texas 77027, (d) Wipro LLC is 2 Tower Center Blvd, Suite 2200, East Brunswick, NJ 08816, (e) Westerly Holdings LLC, 201 Mission Street, Suite 580 San Francisco, CA 94105, (f) William Blair & Company LLC is 150 North Riverside Plaza, Chicago, IL 60606 and (g) each other beneficial owner is c/o Harte Hanks, Inc., 2800 Wells Branch Parkway, Austin, TX 78728.

(2)	Does not include shares that may be acquired upon the future exercise of options that will not vest within 60 days of March 31, 2021.
(3)

Includes the following shares to which Mr. Copeland disclaims beneficial ownership: (a) 3,800 shares held as custodian for unrelated minors for which Mr. Copeland is the sole custodian, (b) 30,150 shares that are owned by various trusts for which he serves as trustee or co-trustee and holds shared voting and dispositive power, (c) 306,246 shares owned by the Shelton Family Foundation, of which he is one of nine directors and an employee, and (d) an aggregate of 1,010 of the disclaimed shares are held in trusts of which Mr. Copeland serves as the sole trustee and holds sole voting and investment power. Information relating to this stockholder is based on the stockholder’s Schedule 13D, filed with the SEC on December 5, 2019 and stock transactions that Mr. Copeland informed the Company of in 2020.

(4)

Wipro, LLC owns 9,926 shares of Series A Convertible Preferred Stock, which shares are convertible into up to 1,001,658 shares of the Company’s common stock at Wipro LLC’s election. Information relating to this stockholder is based on the stockholder’s Schedule 13D, filed with the SEC on February 9, 2018.

(5)

661,118 shares are held by William Blair & Company, L.L.C., in its capacity as investment adviser, to clients who have granted discretionary authority to dispose of or direct the disposition of the shares to William Blair & Company, L.L.C. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. One such client, Sarah Harte in her position as trustee of the Harte Management Trust, is known to have such right or power with respect to more than five percent of the common stock. Information relating to this stockholder is based on the stockholder’s Schedule 13G, filed with the SEC on February 11, 2021.

(6)

660,816 shares are held in the Harte Management Trust, over which Houston H. Harte, Carolyn Harte and Sarah Harte share voting and dispositive power. Information relating to this stockholder group is based on such group’s Schedules 13D/A filed with the SEC on March 29, 2019.

(7)

Includes 554,000 shares held by BLR Partners LP and 38,000 shares held by The Radoff Family Foundation. BLRPart, LP, as the general partner of BLR Partners LP may be deemed to be the beneficial owner of the 554,000 shares beneficially owned by BLR Partners LP. BLRGP Inc., as the general partner of BLRPart, LP, may be deemed the beneficial owner of the 554,000 shares beneficially owned by BLR Partners LP. Fondren Management, LP, as the investment manager of BLR Partners LP, may be deemed the beneficial owner of the 554,000 shares beneficially owned by BLR Partners LP. FMLP Inc., as the general partner of Fondren Management, LP, may be deemed the beneficial owner of the 554,000 shares beneficially owned by BLR Partners LP. For the purposes of the reporting requirements of the Exchange Act, Bradley L. Radoff, as the sole shareholder and sole director of BLRGP Inc. and FMLP Inc. and a director of The Radoff Family Foundation, may be deemed the beneficial owner of the (i) 554,000 shares of Common Stock beneficially owned by LR Partners and (ii) 38,000 shares of Common Stock beneficially owned by The Radoff Family Foundation. Information relating to this stockholder is based on the stockholder’s Schedule 13D/A, filed with the SEC on August 27, 2019.

(8)

Represents 975,000 shares held for the accounts of Westerly Partners, L.P., a Delaware limited partnership, and Westerly Partners QP, L.P., a Delaware limited partnership. Westerly Capital Management, LLC serves as investment manager and Westerly Holdings LLC serves as the general partner to Westerly Partners, L.P. and Westerly Partners QP, L.P. For the purposes of the reporting requirements of the Exchange Act, Westerly Holdings LLC may be deemed to beneficially own 975,000 shares of Common Stock. Information relating to this stockholder is based on Amendment No. 2 the stockholder’s Schedule 13G/A, filed with the SEC on February 4, 2021.

(9)

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

(10)	This group includes Andrew B. Benett, Laurilee Kearnes, Brian Linscott, Evan Behrens, David L. Copeland, John H. Griffin, Jr. and Alfred V. Tobia, Jr.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board reviews related party transactions for potential conflict of interest issues and has adopted certain policies and procedures relating to its review, approval or ratification of any transaction in which the Company is a participant and that is required to be reported by the SEC’s rules and regulations regarding transactions with related persons. As set forth in the Nominating and Corporate Governance Committee’s charter, except for matters delegated by the Board to the Audit Committee, all proposed related transactions and conflicts of interest should be presented to the Nominating and Corporate Governance Committee for its consideration. If required by law, SEC regulations or any other applicable rule or regulations, such transactions must obtain Nominating and Corporate Governance Committee approval. In reviewing any such transactions and potential transactions, the Nominating and Corporate Governance Committee may take into account a variety of factors that it deems appropriate, which may include, for example, whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, the value and materiality of such transaction, any affiliate transaction restrictions that may be included in our debt agreements, any impact on the Board’s evaluation of a non-employee director’s independence or on such director’s eligibility to serve on one of the Board’s committees and any required public disclosures by Harte Hanks.

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

In December 2019, the Company entered into an indemnification agreement with each of our directors and executive officers (the “Indemnification Agreements”). The Board determined that it is in the best interests of the Company and its stockholders to enter into Indemnification Agreements in order to attract and retain highly competent individuals to serve, or continue to serve, as directors and executive officers. The Indemnification Agreements, among other things, subject to certain exceptions, require the Company to indemnify, and advance expenses to, each director and executive officer to the fullest extent permitted by the laws of the State of Delaware, including indemnification of expenses such as attorneys' fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of the Company, arising out of such person's services as a director or executive officer.

Our Certificate of Incorporation also states that the Company has the power to purchase and maintain insurance, at its expense, to protect itself and any such director, officer, employee or agent of the Company or another corporation, partnership, joint venture, trust or other enterprise against such expense, liability or loss, whether or not we would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law. We also have and intend to maintain director and officer liability insurance, if available on reasonable terms.

Insofar as indemnification for liabilities arising under the Securities Act, may be permitted to directors, officers or persons controlling us under the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees and Services

Deloitte served as our independent accountant for a portion of the fiscal year ended December 31, 2019. Moody, Famiglietti & Andronico, LLP (“MFA”) served as our independent accountant upon the dismissal of Deloitte on April 12, 2019 and for all of fiscal 2020.  MFA continues to serve as our independent accountant.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants:

	Years Ended
	December 31,
	2020	2019
Audit fees	$441,150	$375,000
Tax Fees (relating to state, federal and international tax matters)	—	—
Audit related fees	—	—
All Other Fees	—	—
Total audit and audit-related fees	$441,150	$375,000

Audit Fees. Audit fees consist of aggregate fees for the annual financial statement audit, quarterly financial statement reviews and services in connection with filings with the SEC. All audit fees are approved by the Board.

Audit-Related Fees. Audit-related fees consist of aggregate fees for assurance and related services other than those included under “Audit Fees” above. Includes charges for statutory audits of certain of the Company’s foreign subsidiaries required by countries in which they are domiciled in 2020 and 2019.

Tax Fees. Tax fees include fees for professional services for tax compliance, tax advice and tax planning, primarily, fees related to tax preparation services. All tax fees are approved by the Audit Committee.

All Other Fees: Other fee include fees for products and services other than the services reported above. All other fees are approved by the Audit Committee.

Pre-Approval Policies and Procedures

Our Audit Committee has established procedures for pre-approval of audit and non-audit services as set forth in the Audit Committee Charter. The Audit Committee considers whether the audit fee disclosed above are compatible with maintaining MFA's independence and has so determined that the service provided by MFA is compatible with maintaining MFA’s independence. The Audit Committee pre-approved audit services provided to us by MFA in 2020 and those proposed to be provided by MFA in 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) The following documents were filed or furnished as part of the Original Filing:

15(a)(1)	Financial Statements

The financial statements included in Item 8 of the Original Filing.

15(a)(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the Consolidated Financial Statements or notes thereto.

15(a)(3)	Exhibits: The exhibits listed in Item 15 of the Original Filing

The Exhibit Index following the Notes to Consolidated Financial Statements in this Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Form 10-K.
(B) The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index that follows and are being filed as part of this Amendment No. 1:

Exhibit
No.	Description of Exhibit

Acquisition and Dispositions

2.1

3Q Agreement, dated May 1, 2017, by and between Harte Hanks, Inc. and 3Q Digital, Inc. and Maury Domengeaux, as representative to the former stockholders and option holders of 3Q Digital, Inc. (filed as Exhibit 2.1 to the company's Form 8-K dated May 4, 2017)

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

10.1(e)

Third Amendment to Credit Agreement, dated as of May 11, 2020 with Texas Capital Bank, N.A., as lender incorporated by reference into this Annual report on Form 10-K/A (filed as Exhibit 10.1(a) to the company's Form 10-Q for three months ended March 31, 2020).

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

10.2(s)

Harte Hanks, Inc.2020 Equity Incentive Plan, dated as of August 3, 2020 (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A as filed with the Commission on May 22, 2020 (SEC File No. 001-07120)).

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

Other Exhibits

*10.5	Supplier Supply and Services Agreement Between Harte-Hanks Direct, Inc. and Wipro, LLC dated as of July 22, 2016.

*10.5 (b)	Securities Purchase Agreement, dated January 23, 2018, by and between Harte Hanks, Inc. and Wipro, LLC (filed as Exhibit 10.1 to the company’s Form 8-K dated January 29, 2018).

*21.1	Subsidiaries of Harte Hanks, Inc.

*23.1	Consent of Moody, Famiglietti & Andronico, LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed or furnished with the Original Filing, as applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE HANKS, INC.

By:	/s/ Andrew Benett
Andrew Benett
Chief Executive Officer

Date:	April 30, 2021