Form 10-Q
period 2021-03-31
HARTE HANKS INC
filed 2021-05-14
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of April 15, 2021 was 6,666,984 shares of common stock, all of one class.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

For the Quarterly Period Ended March 31, 2021

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
In thousands, except per share and share amounts	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$24,913	$29,408
Restricted cash	1,582	4,154
Accounts receivable (less allowance for doubtful accounts of $349 at March 31, 2021 and $241 at December 31, 2020)	45,405	41,533
Contract assets	326	613
Inventory	42	46
Prepaid expenses	3,986	2,256
Prepaid income taxes and income tax receivable	6,822	7,388
Other current assets	814	840
Total current assets	83,890	86,238
Property, plant and equipment (less accumulated depreciation of $69,859 at March 31, 2021 and $69,662 at December 31, 2020)	5,951	5,878
Right-of-use assets	24,190	24,750
Other assets	2,831	2,632
Total assets	$116,862	$119,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$16,136	16,294
Accrued payroll and related expenses	6,811	5,248
Short-term debt	8,730	4,926
Deferred revenue and customer advances	5,203	4,661
Customer postage and program deposits	6,105	6,497
Other current liabilities	2,947	2,903
Short-term lease liabilities	7,130	6,663
Total current liabilities	53,062	47,192
Long-term debt, net of current portion	18,370	22,174
Pensions	66,544	67,490
Long-term lease liabilities, net of current portion	20,582	21,295
Other long-term liabilities	3,004	4,747
Total liabilities	161,562	162,898

Preferred Stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,121,484 shares issued, 6,666,984 and 6,599,309 shares outstanding at March 31, 2021 and December 31, 2020, respectively	12,121	12,121
Additional paid-in capital	367,243	383,043
Retained earnings	794,365	796,123
Less treasury stock, 5,454,500 shares at cost at March 31, 2021 and 5,522,175 shares at cost at December 31, 2020	(1,162,819)	(1,178,799)
Accumulated other comprehensive loss	(65,333)	(65,611)
Total stockholders’ deficit	(54,423)	(53,123)
Total liabilities, Preferred Stock and stockholders’ deficit	$116,862	$119,498

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive (Loss) income

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2021	2020
Revenue	$43,754	$40,522
Operating expenses
Labor	26,352	23,948
Production and distribution	11,269	13,246
Advertising, selling, general and administrative	4,121	5,948
Restructuring expense	2,198	1,366
Depreciation expense	698	1,121
Total operating expenses	44,638	45,629
Operating loss	(884)	(5,107)
Other expenses
Interest expense, net	268	312
Other, net	15	757
Total other expenses	283	1,069
Loss before income taxes	(1,167)	(6,176)
Income tax expense (benefit)	591	(11,294)
Net (loss) income	$(1,758)	$5,118
Less: Preferred Stock dividends	122	123
Less: Earnings attributable to participating securities	—	683
(Loss) income attributable to common stockholders	$(1,880)	$4,312

(Loss) earnings per common share
Basic	$(0.28)	$0.68
Diluted	$(0.28)	$0.67

Weighted average shares used to compute loss per share attributable to common shares
Basic	6,651	6,320
Diluted	6,651	6,481

Comprehensive (loss) income, net of tax:
Net (loss) income	$(1,758)	$5,118

Adjustment to pension liability, net	736	609
Foreign currency translation adjustment	(458)	(558)
Total other comprehensive income, net of tax	$278	$51

Comprehensive (loss) income	$(1,480)	$5,169

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2019	$9,723	$12,121	$447,022	$797,817	$(1,243,509)	$(63,134)	$(49,683)
Stock-based compensation	—	—	223	—	—	—	223
Treasury stock issued	—	—	(29,667)	—	29,667	—	—
Net income	—	—	—	5,118	—	—	5,118
Other comprehensive income	—	—	—	—	—	51	51
Balance at March 31, 2020	$9,723	$12,121	$417,578	$802,935	$(1,213,842)	$(63,083)	$(44,291)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2020	$9,723	$12,121	$383,043	$796,123	$(1,178,799)	$(65,611)	$(53,123)
Stock-based compensation	—	—	210	—	—	—	210
Treasury stock issued	—	—	(16,010)	—	15,980	—	(30)
Net loss	—	—	—	(1,758)	—	—	(1,758)
Other comprehensive income	—	—	—	—	—	278	278
Balance at March 31, 2021	$9,723	$12,121	$367,243	$794,365	$(1,162,819)	$(65,333)	$(54,423)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
In thousands	2021	2020
Cash Flows from Operating Activities
Net (loss) income	$(1,758)	$5,118
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	698	1,121
Restructuring	304	271
Stock-based compensation	222	215
Net pension payment	(210)	(211)
Deferred income taxes	—	(146)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and contract assets	(3,585)	3,089
Decrease (increase) in inventory	4	(53)
Increase in prepaid expenses, income tax receivable and other current assets	(1,224)	(11,242)
Decrease in accounts payable and accrued expenses	(164)	(355)
Increase (decrease) in other accrued expenses and liabilities	38	(1,781)
Net cash used in operating activities	(5,675)	(3,974)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(735)	(832)
Proceeds from sale of property, plant and equipment	—	196
Net cash used in investing activities	(735)	(636)

Cash Flows from Financing Activities
Debt financing costs	(113)	(129)
Payment of finance leases	(56)	(110)
Treasury stock activities	(30)	—
Net cash used in financing activities	(199)	(239)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(458)	(558)

Net decrease in cash and cash equivalents and restricted cash	(7,067)	(5,407)
Cash and cash equivalents and restricted cash at beginning of period	33,562	34,122
Cash and cash equivalents and restricted cash at end of period	$26,495	$28,715

Supplemental disclosures
Cash paid for interest	$99	$186
Cash paid for income taxes, net of receipts	$27	$88
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$1,919	$848

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. In connection with the pandemic, some of our customers have reduced their demand for our services while other customers have requested accommodations including extensions of payment or restructuring of agreements.  In addition, some of our customers have declared bankruptcy and it is possible that additional customers will file for bankruptcy in the coming months.  Our Customer Care business has experienced increases in volumes and has added new business from existing clients as well as new clients due to the increased demand for these services driven by COVID-19.  While the COVID-19 pandemic has not had a material adverse impact on the Company’s business operations, liquidity or ability to comply with covenants to date, the pandemic has caused significant volatility in the global markets and has caused many companies to slow production or find alternative means for employees to perform their work. It is possible that the COVID-19 pandemic, the measures taken by governments around the globe, which as a result of increasing infection rates have become more restrictive, and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as the financial stability of its customers. The COVID-19 pandemic may also exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form-10K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition, or future results. We recommend that you review “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2021, and as amended on April 30, 2021 (the “2020 10-K”) for a further discussion on COVID-19 and the risks the Company currently faces.

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

Accounting Principles

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our 2020 10-K.

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

Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive (Loss) Income

The “Labor” line in the Condensed Consolidated Statements of Comprehensive (Loss) Income includes all employee payroll and benefits costs, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization expense.

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

Revenue from all our segments is recognized as the work is performed. Fees for these services are determined by the terms set forth in each contract. These fees are typically set at a fixed price or rate by transaction occurrence, service provided, time spent, or product delivered.

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

Leases

We determine if an arrangement is a lease at its inception. Operating and finance leases are included in the lease right-of-use (“ROU”) assets and in the current portion and long-term portion of lease liabilities on our condensed consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of each lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date of each lease to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease, which are included in the lease ROU assets when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain real estate leases, we account for the lease and non-lease components as a single lease component.

Note B - Recent Accounting Pronouncements

Recently adopted accounting pronouncements

Income taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as a tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard will be effective for us in the fiscal year 2021, although early adoption is permitted. We adopted this accounting standard update (“ASU”) as of January 1st, 2021.  The adoption did not have a material impact on our condensed consolidated financial statements.

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

Note C - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASC 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. At March 31, 2021 and December 31, 2020, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different.  The following table summarizes revenue from contracts with customers for the three months ended March 31, 2021 and 2020 by our three business segments and the pattern of revenue recognition:

	Three Months Ended March 31, 2021
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$11,448	$1,430	$12,878
Customer Care	16,544	—	16,544
Fulfillment and Logistics Services	12,446	1,886	14,332
Total Revenues	$40,438	$3,316	$43,754

	Three Months Ended March 31, 2020
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$12,779	$721	$13,500
Customer Care	8,480	—	8,480
Fulfillment and Logistics Services	15,504	3,038	18,542
Total Revenues	$36,763	$3,759	$40,522

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. As we do not deem these activities as transferring a separate promised service, the receipt of such fees represents advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts). The balance of upfront non-refundable fees collected from customers was immaterial as of March 31, 2021 and December 31, 2020.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of March 31, 2021, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of March 31, 2021 and December 31, 2020:

In thousands	March 31, 2021	December 31, 2020
Contract assets	$326	$613
Deferred revenue and customer advances	5,203	4,661
Deferred revenue, included in other long-term liabilities	883	817

Revenue recognized during the three months ended March 31, 2021 from amounts included in deferred revenue at December 31, 2020 was approximately $2.6 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.7 million as of March 31, 2021. For the period presented, no impairment was recognized.

Note D - Leases

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

As of March 31, 2021, assets recorded under finance and operating leases were approximately $0.9 million and $23.3 million respectively, and accumulated depreciation associated with finance leases was $0.6 million. As of December 31, 2020, assets recorded under finance and operating leases were approximately $1.0 million and $23.8 million respectively, and accumulated depreciation associated with finance leases was $0.5 million.  Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

During the three months ended March 31, 2021, we impaired a lease for a facility we were vacating. The resulting impairment charge is included in our restructuring expenses for the three months ended March 31, 2021.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of March 31, 2021
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$23,282	$908	$24,190

Liabilities
Short-term lease liabilities	6,904	226	7,130
Long-term lease liabilities	20,233	349	20,582
Total Lease Liabilities	$27,137	$575	$27,712

In thousands	As of December 31, 2020
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$23,793	$957	$24,750

Liabilities
Short-term lease liabilities	6,436	227	6,663
Long-term lease liabilities	20,892	403	21,295
Total Lease Liabilities	$27,328	$630	$27,958

For the three months ended March 31, 2021 and 2020, the components of lease expense were as follows:

In thousands	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost	$2,119	$2,365

Finance lease cost:
Amortization of right-of-use assets	49	67
Interest on lease liabilities	7	14
Total Finance lease cost	56	81
Variable lease cost	920	920
Sublease income	(171)	—
Total lease cost, net	$2,924	$3,366

Other information related to leases was as follows:

In thousands	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,950	$4,526
Operating cash flows from finance leases	7	14
Financing cash flows from finance leases	56	110

Weighted Average Remaining Lease term

Operating leases	5.8	3.1
Finance leases	2.8	3.1

Weighted Average Discount Rate
Operating leases	3.58%	4.68%
Finance leases	5.30%	6.48%

The maturities of the Company’s finance and operating lease liabilities as of March 31, 2021 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2021	$5,869	$189
2022	6,734	209
2023	4,760	167
2024	3,312	48
2025	1,574	6
2026	7,505	—
Total future minimum lease payments	29,754	619
Less: Imputed interest	2,617	44
Total lease liabilities	$27,137	$575

(1) Non-cancelable sublease proceeds for the remainder of the fiscal year ending December 31, 2021 and the fiscal years ending December 31, 2022 and 2023 of $647k, $540k, and $154k, respectively, are not included in the table above.

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

Series A Preferred Stock has the following rights and privileges:

Liquidation Rights

In the event of a liquidation, dissolution or winding down of the Company or a Fundamental Transaction (defined in the Certificate of Designation for the Series A Preferred Stock), whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, prior to and in preference to the holders of common stock, from the assets of the Company available for distribution, an amount equal to the greater of (i) the original issue price, plus any dividends accrued but unpaid thereon, and (ii) such amount per share as would have been payable to Wipro had all shares of Series A Preferred Stock been converted into common stock immediately before such liquidation.

Upon liquidation, after the payment of all preferential amounts required to be paid to the holders of Series A Preferred Stock, the remaining assets of the Company available for distribution to its stockholders shall be distributed among the holders of Common Stock.

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction (collectively, a “Liquidation”), shares of Series A Preferred Stock which have not been otherwise converted to common stock, shall be entitled to receive dividends that accrue at a rate of (i) 5.0% each year, or (ii) the rate that cash dividends are paid in respect of shares of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5.0%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors (the “Board”). Dividends are payable solely upon a Liquidation, and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of March 31, 2021, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $1.6 million or $158.36 per share of Series A Preferred Stock.

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events.  As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020.

Note F — Long-Term Debt

As of March 31, 2021 and December 31, 2020, long-term debt was as follows:

In thousands	March 31, 2021	December 31, 2020
Revolving credit facility	$17,100	$17,100
Paycheck Protection Program Term Note	10,000	10,000
Total debt	27,100	27,100
Less: current portion of long-term debt	(8,730)	(4,926)
Long-term debt	$18,370	$22,174

Credit Facility

As of March 31, 2021 and December 31, 2020, we had $17.1 million of borrowings outstanding under the Texas Capital Credit Facility (as defined below).  As of March 31, 2021, we had the ability to borrow an additional $0.1 million under the Texas Capital Facility

As of March 31, 2021 and December 31, 2020, we had letters of credit outstanding in the amount of $1.8 million.  No amounts were drawn against these letters of credit at March 31, 2021.  These letters of credit exist to support insurance programs relating to worker' compensation, automobile, and general liability.

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

Under the Texas Capital Credit Facility, we can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrue interest at 0.50%. We are required to pay a quarterly fee of 0.5% as consideration for the guarantee to HHS Guaranty, LLC of the value of the collateral it actually pledged to secure the facility, which for the three months ended March 31, 2021 amounted to $0.1 million.

The Texas Capital Credit Facility is subject to customary covenants requiring insurance, legal compliance, payment of taxes, prohibition of second liens, and secondary indebtedness, as well as the filing of quarterly and annual financial statements. The Company has been in compliance of all the requirements.

The Texas Capital Credit Facility originally had an expiration date of April 17, 2019, at which point all outstanding amounts would have been due. On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into a second amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. On May 11, 2020, we entered into a third amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million.  On May 5, 2021, we entered into a fourth amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2023 and decreased the borrowing capacity to $15.0 million.  The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC.  As of May 5, 2021, we had $13.1 million of borrowings outstanding under the Texas Capital Credit Facility.

Cash payments for interest were $0.1 million and $0.2 million for three months ended March 31, 2021 and 2020, respectively.

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

At this time, the Company anticipates forgiveness of the entire amount of the PPP Term Note; however, we are not in a position to estimate the timing of the completion of the forgiveness process. We applied for forgiveness of the PPP Term Note in the first quarter of 2021.  We have elected to classify the principal balance of the PPP Term Note within both Short-term and Long-term debt, net, on the condensed consolidated balance sheet as of March 31, 2021. Under the existing terms of the PPP Term Note, if no forgiveness is granted, approximately $8.7 million of the principal amount of the PPP Term Note would be due on March 14, 2022, which is within twelve months from March 31, 2021.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive (Loss) Income. We recognized $0.2 million and $0.2 million of stock-based compensation expense during the three months ended March 31, 2021 and 2020, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2021	2020
Interest cost	$1,168	$1,473
Expected return on plan assets	(1,688)	(1,384)
Recognized actuarial loss	860	812
Net periodic benefit cost	$340	$901

Based on current estimates, we will be required to make $0.4 million contribution to the combined qualified Pension Plan, in 2021.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million and $0.5 million in the three months ended March 31, 2021 and March 31, 2020, respectively.

Note I - Income Taxes

The income tax provision (benefit) was $0.6 million and ($11.3) million for the three months ended March 31, 2021 and 2020, respectively.  The provision for income taxes resulted in an effective income tax rate of (50.6)% for three months ended March 31, 2021. The effective rate differs from the federal statutory rate of 21.0%, primarily due to U.S. state income taxes and income earned in foreign jurisdictions.

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.  As of March 31, 2021, the Company has filed federal net operating loss carryback claims resulting in an income tax refund for $6.4 million and $3.2 million for tax years 2019 and 2018, respectively.  As of March 31, 2021, the Company has received the tax refunds for the tax years 2019 and 2018, and expects to receive an income tax refund of $7.5 million as a result of the carryback of the loss generated in 2020.

The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income (loss) and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income (loss) at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income (loss) and other factors. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year to date period may be the best estimate. The Company used a discrete effective tax rate method for the three months ended March 31, 2020 as it determined that the ordinary income or loss cannot be reasonably estimated and any small changes would result in significant changes in the estimated annual effective tax rate. For the three months ended March 31, 2021, the Company determined that its annual effective tax rate approach would provide for a reliable estimate and therefore used this method to calculate its tax provision.

Harte Hanks, or one of our subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2014. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2016.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive (Loss) Income. We did not have a significant amount of interest or penalties accrued at March 31, 2021 or December 31, 2020.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2021	2020
Numerator:
Net (loss) income	$(1,758)	$5,118
Less: Preferred stock dividends	122	123
Less: Earnings attributable to participating securities	—	683
Numerator for basic EPS: (loss) income attributable to common stockholders	(1,880)	$4,312

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,651	6,320

Diluted EPS denominator	6,651	6,481

Basic (loss) income per Common Share	$(0.28)	$0.68
Diluted (loss) income per Common Share	$(0.28)	$0.67

For the three months ended March 31, 2021 and 2020, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 0.1 million and 0.1 million shares of anti-dilutive market price options; 0.7 million and 0.4 million of anti-dilutive unvested restricted shares; and 1.0 million and 1.0 million shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive (Loss) Income

Comprehensive (Loss) Income for a period encompasses net (loss) income and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive (loss) income  by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2020	$(68,544)	$2,933	$(65,611)
Other comprehensive income, net of tax, before reclassifications	—	(458)	(458)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	736	—	736
Net current period other comprehensive income, net of tax	736	(458)	278
Balance at March 31, 2021	$(67,808)	$2,475	$(65,333)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2019	$(63,887)	$753	$(63,134)
Other comprehensive loss, net of tax, before reclassifications	—	(558)	(558)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	609	—	609
Net current period other comprehensive loss, net of tax	609	(558)	51
Balance at March 31, 2020	$(63,278)	$195	$(63,083)

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

Note O — Restructuring Activities

Our management team continues to review and adjust our cost structure and operating footprint, optimize our operations, and invest in improved technology.  During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre (PA) and Grand Prairie (TX) and exited our last direct mail facility in Jacksonville (FL).  We completed the migration of our fulfillment business from the Grand Prairie operations into a new 300,000 square foot facility in Kansas City in December 2020, and we migrated operations from our Shawnee facility in the first quarter 2021 since the Shawnee lease expires on April 30, 2021.  The new Kansas City location is now our primary facility in the Midwest. In 2020, we successfully reduced the footprint of our Customer Care business by reducing our Austin office location by approximately 50,000 square feet in addition to exiting one of our two Manila offices since the business is operating effectively in a work-from-home environment.

In the three months ended March 31, 2021 and 2020 we recorded restructuring charges of $2.2 million and $1.4 million respectively.  The charges for the three months ended March 31, 2021 included $0.2 million of severance charges, $0.3 million in lease impairment expense and $1.7 million of facility related and other expenses.  The charges for the three months ended March 31, 2020 included $0.4 million of severance charges, $0.3 million in lease impairment expense and $0.6 million of facility related and other expenses.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive (Loss) Income.

	Three Months Ended March 31,
In thousands	2021	2020
Severance	204	414
Facility, asset impairment and other expense
Lease impairment and termination expense	294	348
Fixed Asset disposal and impairment charges	10	(20)
Facility and other expenses	1,690	624
Total facility, asset impairment and other expense	1,994	952

Total	$2,198	$1,366

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Three Months Ended March 31, 2021
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$549	$4	$553
Additions	—	204	4	208
Payments and adjustments	—	(403)	—	(403)
Ending Balance:	$—	$350	$8	$358

In thousands	Three Months Ended March 31, 2020
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$1,491	$360	$70	$1,921
Additions	—	414	681	1,095
Payments	—	(314)	(744)	(1,058)
Ending Balance:	$1,491	$460	$7	$1,958

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $25.3 million through the end of 2021. We recognized $9.4 million and $11.8 million of restructuring expense in the year ended December 31, 2020 and 2019, respectively.  We recognized $2.2 million of restructuring expense in the three months ended March 31, 2021 and we expect to incur an additional $2.8 million of restructuring charges through the end of 2021.

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

The following table presents financial information by segment:

Three Months ended March 31, 2021	Marketing Services	Customer Care	Fulfillment and Logistics Services (1)	Restructuring	Unallocated corporate	Total
			(In thousands)
Revenues	$12,878	$16,544	$14,332	$—	$—	$43,754
Segment Operating Expense	$11,041	$13,074	$12,174	$—	$5,453	$41,742
Restructuring	$—	$—	$—	$2,198	$—	$2,198
Contribution margin	$1,837	$3,470	$2,158	$(2,198)	$(5,453)	$(186)
Overhead Allocation	$1,255	$870	$941	$—	$(3,066)	$—
EBITDA	$582	$2,600	$1,217	$(2,198)	$(2,387)	$(186)
Depreciation	$151	$254	$167	$—	$126	$698
Operating income (loss)	$431	$2,346	$1,050	$(2,198)	$(2,513)	$(884)

Three Months ended March 31, 2020	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated corporate	Total
			(In thousands)
Revenues	$13,500	$8,480	$18,542	$—	$—	$40,522
Segment Operating Expense	$11,092	$8,346	$18,142	$—	$5,562	$43,142
Restructuring	$—	$—	$—	$1,366	$—	$1,366
Contribution margin	$2,408	$134	$400	$(1,366)	$(5,562)	$(3,986)
Overhead Allocation	$1,347	$929	$1,078	$—	$(3,354)	$—
EBITDA	$1,061	$(795)	$(678)	$(1,366)	$(2,208)	$(3,986)
Depreciation	$182	$217	$552	$—	$170	$1,121
Operating income (loss)	$879	$(1,012)	$(1,230)	$(1,366)	$(2,378)	$(5,107)

(1) Operating expense in this segment includes $750 thousand favorable litigation settlement as well as the related legal expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “1933 Act”) and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, including our ability to reduce costs pursuant to the Restructuring Activities, (2) adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, and the anticipated effectiveness and expenses associated with these actions, (3) our financial outlook for revenues, earnings (loss) per share, operating income (loss), expense related to equity-based compensation, capital resources and other financial items, if any, (4) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (5) competitive factors, (6) acquisition and development plans, (7) our stock repurchase program, (8) expectations regarding legal proceedings and other contingent liabilities, and (9) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in the 2020 10-K, Part II, Item 1a. “ Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview

The following MD&A is intended to help the reader understand the results of operations and financial condition of Harte Hanks. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2020 10-K. Our 2020 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.

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

We continued to face an increasingly challenging competitive environment in the first quarter of 2021. We saw an increase in both traditional consulting firms and niche companies becoming players in the customer experience landscape. Additionally, the decrease in client budgets/investments in customer experience activities due to the global pandemic naturally increased competition.   The sale of our direct mail assets and equipment to Summit in April 2020, together with our restructuring activities, have and will continue to result in a decrease of recurring expenses. These are all part of our efforts to prioritize our investments and focus on our core business of optimizing the journey of our customers’ clients across an omni-channel delivery platform. We expect these actions will continue to enhance our liquidity and financial flexibility, but no assurance can be given that we will sufficiently offset the loss of revenue we have suffered over the past number of years.  For additional information, see “Liquidity and Capital Resources” section.

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

In connection with the pandemic, some of our customers have reduced the amount of work we provide to them while other customers have requested accommodations including extensions of payment or restructuring of agreements.  In addition, some of our customers have declared bankruptcy and it is possible that additional customers will file for bankruptcy in the coming months.  However, due to pandemic-related changes, including an increased need for contact center services, our Customer Care solutions services secured new contracts as well as increased volume for existing customers.  While the pandemic has not had a material effect on our business, liquidity or ability to comply with covenants to date, given the dynamic nature of the pandemic, we may experience material impacts in the future. We recommend that you review  “Item 1A. Risk Factors” in our 2020 10-K for a further discussion on COVID-19 and the risks the Company currently faces.

Recent Developments

On May 5, 2021, we entered into a fourth amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2023 and decreased the borrowing capacity to $15.0 million.

Restructuring Activities

Our management team continues to review and adjust our cost structure and operating footprint, optimize our operations, and invest in improved technology.  During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre (PA) and Grand Prairie (TX) and exited our last direct mail facility in Jacksonville (FL).  We completed the migration of our fulfillment business from the Grand Prairie operations into a new 300,000 square foot facility in Kansas City in December 2020, and we migrated operations from our Shawnee facility in the first quarter 2021 since the Shawnee lease expires on April 30, 2021.  The new Kansas City location is now our primary facility in the Midwest. In 2020, we successfully reduced the footprint of our Customer Care business by reducing our Austin office location by approximately 50,000 square feet in addition to exiting one of our two Manila offices since the business is operating effectively in a work-from-home environment.

In the three months ended March 31, 2021 and 2020, we recorded restructuring charges of $2.2 million and $1.4 million, respectively.  The charges for the three months ended March 31, 2021 included $0.2 million of severance charges, $1.7 million of facility related and other expenses, and $0.3 million in lease impairment expense.  The charges for the three months ended March 31, 2020 included $0.4 million of severance charges, $0.3 million in lease impairment expenses and $0.6 million of facility related and other expenses.

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $25.3 million through the end of 2021. We recognized $9.4 million and $11.8 million of restructuring expenses in the year ended December 31, 2020 and 2019, respectively.  We recognized $2.2 million of restructuring expenses in the three months ended March 31, 2021 and we expect to incur an additional $1.9 million of restructuring charges through the end of 2021.

Results of Operations

Operating results were as follows:

	Three Months Ended March 31,
In thousands, except percentages	2021	2020	% Change
Revenues	$43,754	$40,522	8.0%
Operating expenses	44,638	45,629	(2.2)%
Operating loss	$(884)	$(5,107)	82.7%

Operating margin	(2.0)%	(12.6)%

Loss before income taxes	$(1,167)	$(6,176)	(81.1)%

Diluted (loss) earnings per common share from operations	$(0.28)	$0.67	(141.8)%

Three months ended March 31, 2021 vs. Three months ended March 31, 2020

Consolidated Results

Revenues

Revenues were $43.8 million in the three months ended March 31, 2021, an increase of $3.3 million, or 8.1%, as compared to $40.5 million in the three months ended March 31, 2020.  Revenue in our Customer Care segment increased $8.1 million, or 95.1%, to $16.5 million driven by strong project based revenue for new clients and increases in demand by existing clients.  Revenue in our Fulfillment & Logistics Services declined $4.2 million, or 22.7%, to $14.3 million and revenue in our Marketing Services declined $0.6 million, or 4.4%, to $12.9 million.  These declines were primarily due to the loss of clients and the shut down of our direct mail facilities, which generated $2.7 million during the three month period ended March 31, 2020 during which we owned the facilities, as well as lower volumes of sales to existing clients.

Among other factors, our revenue performance depends on general economic conditions in the markets we serve and how successful we are at maintaining and growing business with existing clients and acquiring new clients. We believe that, in the long-term, an increasing portion of overall marketing and advertising expenditures will be shifted from other advertising media to targeted media advertising resulting in a benefit to our business. Targeted media advertising results can be more effectively tracked, enabling measurement of the return on marketing investment.

Operating Expenses

Three months ended March 31, 2021 vs. Three months ended March 31, 2020

Operating expenses were $44.6 million in the three months ended March 31, 2021, a decline of $1.0 million, or 2.2%, compared to $45.6 million in the three months ended March 31, 2020.

Production and distribution expenses declined $2.0 million, or 14.9%, compared to the three months ended March 31, 2020 primarily due to cost reduction initiatives.  Advertising, Selling, General and Administrative expenses decreased $1.8 million, or 30.7%, compared to the three months ended March 31, 2020, primarily due to cost reduction initiatives as well as a favorable $750 thousand litigation settlement.  Depreciation expenses declined $0.4 million, or 37.7%, compared to the three months ended March 31, 2020, primarily due to lower capital expenditures and disposal of mail equipment to Summit in April 2020.

Labor costs increased $2.4 million, or 10.0%, compared to the three months ended March 31, 2020, primarily due to higher temporary labor expenses in Customer Care driven by an increased volume of work, which was partially offset by lower payroll expenses in other revenue streams from lower revenue and our expense reduction efforts.

The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services.

Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.

In the three months ended March 31, 2021 and 2020, we recorded restructuring charges of $2.2 million and $1.4 million, respectively.  See Note O, Restructuring Activities, in the Notes to Consolidated Financial Statements for further discussion on restructuring activities.

Operating Loss

Three months ended March 31, 2021 vs. Three months ended March 31, 2020

Operating loss was $0.9 million in the three months ended March 31, 2021, compared to a $5.1 million operating loss in the three months ended March 31, 2020. The $4.2 million improvement was primarily driven by the impact of the revenue increase of $3.2 million and a $1.0 million reduction in operating expenses due to restructuring activities.

Interest Expense, net

Three months ended March 31, 2021 vs. Three months ended March 31, 2020

Interest expense, net, in the three months ended March 31, 2021 decreased $44 thousand compared to the three months ended March 31, 2020 due to lower interest rates which was partially offset by interest on the PPP loan in the three months ended March 31, 2021.

Other Expense

Three months ended March 31, 2021 vs. Three months ended March 31, 2020

Other expense, net, decreased $0.7 million in the three months ended March 31, 2021, compared to the three months ended March 31, 2020 mainly due to a $0.6 million decrease in pension expenses.

Income Taxes

Three months ended March 31, 2021 vs. Three months ended March 31, 2020

The income tax provision of $0.6 million in the first quarter of 2021 represents an increase in income tax provision of $11.9 million when compared to the first quarter of 2020.  This is a result of the benefit recorded in the first quarter of 2020 on the carryback of federal net operating losses to prior periods under the CARES Act.  Our effective tax rate was (50.6%) for the first quarter of 2021, increasing from (183.1%) for the first quarter of 2020. The effective rate differs from the federal statutory rate of 21.0%, primarily due to U.S. state income taxes and income earned in foreign jurisdictions.

Net loss

We recorded net loss of $1.8 million and net income of $5.1 million in three months ended March 31, 2021 and 2020, respectively. The $6.9 million decrease in net income was primarily the result of the $11.3 million tax benefit realized in three months ended March 31, 2020, which was partially offset by the $5.0 million lower loss before taxes in the three months ended March 31, 2021 as compared to 2020.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the three months ended March 31, 2021 and 2020.  There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”).  For additional information, see Note P, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.

Marketing Services:

	Q1
in thousands	2021	2020
Revenues	$12,878	$13,500
Segment operating expense	11,041	11,092
Contribution margin	1,837	2,408
Overhead Allocation	1,255	1,347
EBITDA	582	1,061
Depreciation	151	182
Operating income	$431	$879

	Three Months Ended March 31,
In thousands	2021	% Change	2020
Revenues	$12,878	-4.6%	$13,500
Operating Income	431	-51.0%	879
Operating Income % of Revenue	3.3%		6.5%

Marketing Services segment revenue declined $0.6 million, or 4.7%, driven largely by decreases in client budgets due to the COVID-19 pandemic.  Operating income for the segment decreased $0.5 million due to the decrease in revenue.  Operating Income margin in 2021 declined to 3.3% from 6.5% in 2020 due to a change in product mix.

Customer Care:

	Q1
in thousands	2021	2020
Revenues	$16,544	$8,480
Segment operating expense	13,074	8,346
Contribution margin	3,470	134
Overhead Allocation	870	929
EBITDA	2,600	(795)
Depreciation	254	217
Operating income (loss)	$2,346	$(1,012)

	Three Months Ended March 31,
In thousands	2021	% Change	2020
Revenues	$16,544	95.1%	$8,480
Operating Income (loss)	2,346	-331.8%	(1,012)
Operating Income % of Revenue	14.2%		-11.9%

Customer Care segment revenue increased $8.1 million, or 95.1%, primarily due to additional project work and an increase in volumes with existing clients.  Operating Income for the three months ended March 31, 2021 was $2.3 million, an increase of $3.4 million compared to the prior year quarter.  This increase was the result of the increase in revenue as well as our restructuring efforts.

Fulfillment & Logistics Services:

	Q1
in thousands	2021	2020
Revenues	$14,332	$18,542
Segment operating expense	12,174	18,142
Contribution margin	2,158	400
Overhead Allocation	941	1,078
EBITDA	1,217	(678)
Depreciation	167	552
Operating income (loss)	$1,050	$(1,230)

	Three Months Ended March 31,
In thousands	2021	% Change	2020
Revenues	$14,332	-22.7%	$18,542
Operating Income (loss)	1,050	-185.4%	(1,230)
Operating Income % of Revenue	7.3%		-6.6%

Fulfillment & Logistics Services segment revenue declined $4.2 million compared to the prior year quarter.  $2.7 million of this decline was due to elimination of direct mail operations.  Outsourced direct mail is now included in our Marketing Services segment.   The remaining decline was driven by COVID related volume decreases for our clients and the loss of clients.  Operating income was $1.1 million for the three months ended March 31, 2021 compared to an operating loss of $1.2 million for the three month period ended March 31, 2020, primarily driven by our cost restructuring efforts.  Operating income included a favorable $750 thousand litigation settlement which was partially offset by the related legal expenses during the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $24.9 million and $29.4 million at March 31, 2021 and December 31, 2020, respectively. Our cash and cash equivalent and restricted cash balances were $26.5 million and $33.6 million at March 31, 2021 and December 31, 2020, respectively.

On April 20, 2020, the Company received PPP Term Note proceeds in the amount of $10 million. In addition, during 2020 we received an aggregate of $9.6 million in tax refunds related to our NOL and capital loss carryback for the 2013-2018 tax years. We also expect to receive additional tax refunds of $7.5 million in 2021, as a result of the change to the tax NOL carryback provisions included in the CARES Act.

Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services, finance and operating leases and unfunded pension plan benefit payments) and other cash needs for our operations for at least the next twelve months through a combination of cash on hand, cash flow from operations, and borrowings under the Texas Capital Credit Facility. Although the Company believes that it will be able to meet its cash needs for the foreseeable future, if unforeseen circumstances arise the company may need to seek alternative sources of liquidity. To date, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or on the Company’s ability to meet its obligations under the Texas Capital Credit Facility, including its ability to comply with all covenants. We will continue to closely monitor the impact the COVID-19 pandemic has on the Company’s liquidity and assess whether any additional cost saving measures, including capital expenditure deferral or human capital decisions, are needed.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $5.7 million, compared to net cash used in operating activities of $4.0 million for the three months ended March 31, 2020. The $1.7 million year-over-year increase in cash used in operating activities was primarily due to an increase in cash used for working capital in the three months ended March 31, 2021 as compared to 2020.

Investing Activities

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2021, compared to net cash used in investing activities of $0.6 million for the three months ended March 31, 2020   The change was mainly due to the $0.2M of proceeds from sale of property in the three month ended March 31, 2020 which was partially offset by a decrease in capital expenditure in the three months ended March 31, 2021 as compared to 2020.

Financing Activities

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2021, which is consistent with 2020.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of March 31, 2021 and 2020 were $2.8 million and $2.2 million, respectively.

Long Term Debt

On April 17, 2017, we entered into the Texas Capital Credit Facility that provided us with a $20.0 million revolving credit facility and for letters of credit issued by Texas Capital Bank up to $5.0 million.

On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased our borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into an amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021.  On May 11, 2020, we entered into a third amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million. On May 5, 2021, we entered into a fourth amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2023 and decreased the borrowing capacity to $15.0 million.

The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders). We pay HHS Guaranty, LLC a quarterly fee of consideration for the guarantee of 0.5% of the value of the collateral actually pledged to secure the facility, which for the three months ended March 31, 2021 amounted to $0.1 million.

At March 31, 2021 and December 31, 2020, we had letters of credit in the amount of $1.8 million outstanding. No amounts were drawn against these letters of credit at March 31, 2021 and December 31, 2020. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at March 31, 2021  and December 31, 2020.

As of March 31, 2021 and December 31, 2020, we had $17.1 million of borrowings outstanding under the Texas Capital Facility.  As of March 31, 2021, we had the ability to borrow an additional $0.1 million under the facility.

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

Outlook

We consider such factors as total cash and cash equivalents and restricted cash, current assets, current liabilities, total debt, revenues, operating income (loss), cash flows from operations, investing activities, and financing activities when assessing our liquidity. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing, and financing requirements as they arise. We believe that there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of the Condensed Consolidated Financial Statements.

Critical Accounting Policies

Critical accounting policies are defined as those that, in our judgment, are most important to the portrayal of our Company’s financial condition and results of operations and which require complex or subjective judgments or estimates.  Actual results could differ materially from those estimates under different assumptions and conditions.  Refer to the 2020 10-K for a discussion of our critical accounting policies.

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

Not applicable.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2020 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended March 31, 2021 to the risk factors previously disclosed in the 2020 10-K.

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

HARTE HANKS, INC.

May 14, 2021	/s/ Andrew B. Benett
Date	Andrew B. Benett
Chief Executive Officer

May 14, 2021	/s/ Laurilee Kearnes
Date	Laurilee Kearnes
Vice President, and Chief Financial Officer