Form 10-Q
period 2021-06-30
HARTE HANKS INC
filed 2021-08-13
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares outstanding of the issuer’s common stock as of July 15, 2021 was 6,785,313 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

For the Quarterly Period Ended June 30, 2021

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
In thousands, except per share and share amounts	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$19,291	$29,408
Restricted cash	3,681	4,154
Accounts receivable (less allowance for doubtful accounts of $351 at June 30, 2021 and $241 at December 31, 2020)	47,735	41,533
Contract assets	338	613
Prepaid expenses	3,032	2,256
Prepaid income taxes and income tax receivable	7,487	7,388
Other current assets	905	886
Total current assets	82,469	86,238
Property, plant and equipment (less accumulated depreciation of $66,047 at June 30, 2021 and $69,662 at December 31, 2020)	6,033	5,878
Right-of-use assets	22,566	24,750
Other assets	2,629	2,632
Total assets	$113,697	$119,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$16,981	16,294
Accrued payroll and related expenses	8,123	5,248
Short-term debt	—	4,926
Deferred revenue and customer advances	5,959	4,661
Customer postage and program deposits	6,005	6,497
Other current liabilities	2,678	2,903
Short-term lease liabilities	6,870	6,663
Total current liabilities	46,616	47,192

Long-term debt, net of current portion	13,100	22,174
Pensions	65,298	67,490
Long-term lease liabilities, net of current portion	19,085	21,295
Other long-term liabilities	2,434	4,747
Total liabilities	146,533	162,898

Preferred Stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,121,484 shares issued, 6,783,170 and 6,599,309 shares outstanding at June 30, 2021 and December 31, 2020, respectively	12,121	12,121
Additional paid-in capital	336,938	383,043
Retained earnings	804,934	796,123
Less treasury stock, 5,338,314 shares at cost at June 30, 2021 and 5,522,175 shares at cost at December 31, 2020	(1,132,075)	(1,178,799)
Accumulated other comprehensive loss	(64,477)	(65,611)
Total stockholders’ deficit	(42,559)	(53,123)
Total liabilities, Preferred Stock and stockholders’ deficit	$113,697	$119,498

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	Three Months Ended June 30,
In thousands, except per share amounts	2021	2020
Revenue	$49,259	$41,601
Operating expenses
Labor	28,366	25,613
Production and distribution	12,460	10,518
Advertising, selling, general and administrative	4,591	5,093
Restructuring expense	1,744	5,219
Depreciation expense	663	1,043
Total operating expenses	47,824	47,486
Operating income (loss)	1,435	(5,885)
Other (income) expenses
Interest expense, net	155	298
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	(10,000)	—
Other, net	456	1,570
Total other (income) expenses	(9,389)	1,868
Income (loss) before income taxes	10,824	(7,753)
Income tax expense (benefit)	255	(1,518)
Net income (loss)	$10,569	$(6,235)
Less: Preferred Stock dividends	124	123
Less: Earnings attributable to participating securities	1,361	—
Income (loss) attributable to common stockholders	$9,084	$(6,358)

Earnings (loss) per common share
Basic	$1.36	$(0.99)
Diluted	$1.27	$(0.99)

Weighted average shares used to compute income (loss) per share attributable to common shares
Basic	6,686	6,453
Diluted	7,193	6,453

Comprehensive income (loss), net of tax:
Net income (loss)	$10,569	$(6,235)

Adjustment to pension liability, net	860	609
Foreign currency translation adjustment	(4)	496
Total other comprehensive income, net of tax	$856	$1,105

Comprehensive income (loss)	$11,425	$(5,130)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	Six Months Ended June 30,
In thousands, except per share amounts	2021	2020
Operating revenues	$93,013	$82,123
Operating expenses
Labor	54,718	49,561
Production and distribution	23,729	23,764
Advertising, selling, general and administrative	8,712	11,041
Restructuring expense	3,942	6,585
Depreciation expense	1,361	2,164
Total operating expenses	92,462	93,115
Operating income (loss)	551	(10,992)
Other (income) expenses, net
Interest expense, net	423	609
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	(10,000)	—
Other, net	471	2,327
Total other (income) expenses, net	(9,106)	2,936
Income (loss) before income taxes	9,657	(13,928)
Income tax expense (benefit)	846	(12,811)
Net Income (loss)	8,811	(1,117)
Less: Preferred stock dividends	246	247
Less: Earnings attributable to participating securities	1,118	—
Income (loss) attributable to common stockholders	$7,447	$(1,364)

Income (loss) per common share
Basic	$1.12	$(0.21)
Diluted	$1.05	$(0.21)

Weighted-average shares used to compute income (loss) per share attributable to common shares
Basic	6,669	6,386
Diluted	7,131	6,386

Comprehensive income (loss)
Net income (loss)	$8,811	$(1,117)

Adjustment to pension liability	1,596	1,218
Foreign currency translation adjustment	(462)	(62)
Total other comprehensive income, net of tax	$1,134	$1,156

Comprehensive income	$9,945	$39

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2019	$9,723	$12,121	$447,022	$797,817	$(1,243,509)	$(63,134)	$(49,683)
Stock-based compensation	—	—	223	—	—	—	223
Vesting of RSU's	—	—	(29,667)	—	29,667	—	—
Net income	—	—	—	5,118	—	—	5,118
Other comprehensive income	—	—	—	—	—	51	51
Balance at March 31, 2020	$9,723	$12,121	$417,578	$802,935	$(1,213,842)	$(63,083)	$(44,291)
Stock-based compensation	—	—	81	—	—	—	81
Vesting of RSU's	—	—	(7,416)	—	7,416	—	—
Net loss	—	—	—	(6,235)	—	—	(6,235)
Other comprehensive income	—	—	—	—	—	1,105	1,105
Balance at June 30, 2020	$9,723	$12,121	$410,243	$796,700	$(1,206,426)	$(61,978)	$(49,340)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2020	$9,723	$12,121	$383,043	$796,123	$(1,178,799)	$(65,611)	$(53,123)
Stock-based compensation	—	—	210	—	—	—	210
Vesting of RSU's	—	—	(16,010)	—	15,980	—	(30)
Net loss	—	—	—	(1,758)	—	—	(1,758)
Other comprehensive income	—	—	—	—	—	278	278
Balance at March 31, 2021	$9,723	$12,121	$367,243	$794,365	$(1,162,819)	$(65,333)	$(54,423)
Exercise of Stock Options	—	—	(6,708)	—	6,802	—	94
Stock-based compensation	—	—	527	—	—	—	527
Vesting of RSU's	—	—	(24,124)	—	23,942	—	(182)
Net Income	—	—	—	10,569	—	—	10,569
Other comprehensive income	—	—	—	—	—	856	856
Balance at June 30, 2021	$9,723	$12,121	$336,938	$804,934	$(1,132,075)	$(64,477)	$(42,559)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
In thousands	2021	2020
Cash Flows from Operating Activities
Net Income (loss)	$8,811	$(1,117)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	1,361	2,164
Restructuring	309	3,030
Stock-based compensation	762	318
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	(10,000)	—
Net pension (payment) cost	(596)	261
Deferred income taxes	—	(650)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and contract assets	(5,932)	389
Increase in prepaid expenses, income tax receivable and other current assets	(590)	(11,963)
Decrease in accounts payable and accrued expenses	653	472
Increase (decrease) in other accrued expenses and liabilities	508	(349)
Net cash used in operating activities	(4,714)	(7,445)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(984)	(25)
Proceeds from sale of property, plant and equipment	101	1,813
Net cash (used in) provided by investing activities	(883)	1,788

Cash Flows from Financing Activities
Borrowings	—	10,000
Repayment of borrowings	(4,000)	(1,500)
Debt financing costs	(301)	(275)
Payment of finance leases	(112)	(191)
Treasury stock activities	(118)	—
Net cash (used in) provided by financing activities	(4,531)	8,034

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(462)	(62)

Net (decrease) increase in cash and cash equivalents and restricted cash	(10,590)	2,315
Cash and cash equivalents and restricted cash at beginning of period	33,562	34,122
Cash and cash equivalents and restricted cash at end of period	$22,972	$36,437

Supplemental disclosures
Cash paid for interest	$264	$328
Cash paid (received) for income taxes, net	$959	$(44)
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$1,322	$2,244

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. In connection with the pandemic, some of our customers have reduced their demand for our services while other customers have requested accommodations including extensions of payment or restructuring of agreements.  In addition, some of our customers have declared bankruptcy and it is possible that additional customers will file for bankruptcy in the coming months.  Our Customer Care business has experienced increases in volumes and has added new business from existing clients as well as new clients due to the increased demand for these services driven by COVID-19.  While the COVID-19 pandemic has not had a material adverse impact on the Company’s business operations, liquidity or ability to comply with covenants to date, the pandemic has caused significant volatility in the global markets and has caused many companies to slow production or find alternative means for employees to perform their work. It is possible that the COVID-19 pandemic, the measures taken by governments around the globe, including in connection with the emergence of variants of the virus and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as the financial stability of its customers. The COVID-19 pandemic may also exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form-10K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2021, and as amended on April 30, 2021 (the “2020 10-K”), which could materially affect our business, financial condition, or future results.  We recommend that you review "Item 1A. Risk Factors" in our 2020 10-K for a further discussion on COVID-19 and the risks the Company currently faces.

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

Interim Financial Information

The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Certain prior period amounts in th condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period's presentation.

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

Certain client programs provide for adjustments to billings based upon whether we achieve certain performance criteria. In these circumstances, revenue is recognized when the performance criteria are met. We record revenue net of any taxes collected from customers and subsequently remitted to governmental authorities. Any payments received in advance of the performance of services or delivery of the product are recorded as deferred revenue until such time as the services are performed or the product is delivered. Costs incurred for search engine marketing solutions payable to the engine host and postage costs of mailings are billed to our clients and are not directly reflected in our revenue.

Revenue from all our segments is recognized when control of the promised goods or services is transferred to the customer.  Fees for these services are determined by the terms set forth in each contract. These fees are typically set at a fixed price or rate by transaction occurrence, service provided, time spent, or product delivered.

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

Note B - Recent Accounting Pronouncements

Recently adopted accounting pronouncements

Income taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as a tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard became effective for us in the fiscal year 2021, although early adoption is permitted. We adopted this accounting standard update (“ASU”) as of January 1st, 2021.  The adoption did not have a material impact on our condensed consolidated financial statements.

Defined Pension Plan

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 was effective for fiscal years ending after December 15, 2020, and earlier adoption was permitted. We adopted ASU 2018-14 as of December 31, 2020.  The adoption did not have a material impact on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting Summary”.  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. LIBOR and other inter-bank offered rates are widely used benchmarks or reference rates in the United States and globally.  With global capital markets expected to move away from LIBOR and other inter-bank offered rates and toward more observable or transaction-based rates that are less susceptible to manipulation, the FASB launched a project in late 2018 to address potential accounting challenges expected to arise from the transition.  The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  This ASU is effective March 12, 2020 through December 31, 2022.  We adopted this ASU on March 12, 2020 and it did not have a material impact on our condensed consolidated financial statements.

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

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant.  At  June 30, 2021 and December 31, 2020, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different.  The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020 by our three business segments and the pattern of revenue recognition:

	Three Months Ended June 30, 2021
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$12,087	$2,121	$14,208
Customer Care	19,191	—	19,191
Fulfillment and Logistics Services	13,881	1,979	15,860
Total Revenues	$45,159	$4,100	$49,259

	Three Months Ended June 30, 2020
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$12,147	$818	$12,965
Customer Care	15,227	—	15,227
Fulfillment and Logistics Services	10,951	2,458	13,409
Total Revenues	$38,325	$3,276	$41,601

	Six Months Ended June 30, 2021
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$23,535	$3,551	$27,086
Customer Care	35,735	—	35,735
Fulfillment and Logistics Services	26,327	3,865	30,192
Total Revenues	$85,597	$7,416	$93,013

	Six Months Ended June 30, 2020
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$24,926	$1,539	$26,465
Customer Care	23,707	—	23,707
Fulfillment and Logistics Services	26,455	5,496	31,951
Total Revenues	$75,088	$7,035	$82,123

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

These performance obligations, including services rendered to build a custom database, database hosting services, customer or target marketing lists and data processing services, may be satisfied over time or at a point in time. We provide SaaS solutions to host data for customers and have concluded that they are stand-ready obligations to be recognized over time on a monthly basis. Our promise to provide certain data related services meets the over-time recognition criteria because our services do not create an asset with an alternative use, and we have an enforceable right to payment. For performance obligations recognized over time, we choose either the input (i.e., labor hour) or output method (i.e., number of customer records) to measure the progress toward completion depending on the nature of the services provided. Some of our other data-related services do not meet the over-time criteria and are therefore, recognized at a point-in-time, typically upon the delivery of a specific deliverable.

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

Most performance obligations offered within this revenue stream are satisfied over time and utilize the input or output method, depending on the nature of the service, to measure progress toward satisfying the performance obligation. For performance obligations where we charge customers a transaction-based fee, we utilize the output method based on the quantities fulfilled. Services provided through our fulfillment centers are typically priced at a per transaction basis and our contracts provide us the right to invoice for services provided and reflects the value to the customer of the services transferred to date. In most cases, we use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices. Prior to the closure of our direct mail production facilities, our direct mail business contracts may have included a promise to purchase postage on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize net consideration as revenue.

The variable consideration in our contracts results primarily from the transaction-based fee structure of some performance obligations with their total transaction quantities to be provided unknown at the onset of a contract, which is estimated using the expected value method.

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. As we do not deem these activities as transferring a separate promised service, the receipt of such fees represents advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts). The balance of upfront non-refundable fees collected from customers was immaterial as of June 30, 2021 and December 31, 2020.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of June 30, 2021, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of June 30, 2021 and December 31, 2020:

In thousands	June 30, 2021	December 31, 2020
Contract assets	$338	$613
Deferred revenue and customer advances	5,959	4,661
Deferred revenue, included in other long-term liabilities	829	817

Revenue recognized during the six months ended June 30, 2021 from amounts included in deferred revenue at December 31, 2020 was approximately $3.5 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.5 million as of June 30, 2021. For the period presented, no impairment was recognized.

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

We sublease our Fullerton (CA), Jacksonville (FL) and Uxbridge (UK) facilities.  The leases and subleases for these three facilities expire at various dates, the latest being fiscal year 2023.

As of June 30, 2021, assets recorded under finance and operating leases were approximately $0.9 million and $21.7 million respectively, and accumulated depreciation associated with finance leases was $0.6 million. As of December 31, 2020, assets recorded under finance and operating leases were approximately $1.0 million and $23.8 million respectively, and accumulated depreciation associated with finance leases was $0.5 million.  Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Since none of our leases has readily determinable implicit interest rates, we use our incremental borrowing rate as the discount rate.  Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

During the three months ended March 31, 2021, we impaired a lease for a facility we were vacating. The resulting impairment charge is included in our restructuring expenses for the six months ended  June 30, 2021.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of June 30, 2021
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$21,707	$859	$22,566

Liabilities
Short-term lease liabilities	6,653	217	6,870
Long-term lease liabilities	18,783	302	19,085
Total Lease Liabilities	$25,436	$519	$25,955

In thousands	As of December 31, 2020
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$23,793	$957	$24,750

Liabilities
Short-term lease liabilities	6,436	227	6,663
Long-term lease liabilities	20,892	403	21,295
Total Lease Liabilities	$27,328	$630	$27,958

For the three and six months ended June 30, 2021 and 2020, the components of lease expense were as follows:

In thousands	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Operating lease cost	$1,913	$2,119

Finance lease cost:
Amortization of right-of-use assets	49	65
Interest on lease liabilities	8	13
Total Finance lease cost	57	78
Variable lease cost	634	722
Sublease income	(169)	—
Total lease cost, net	$2,435	$2,919

In thousands	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease cost	$4,032	$4,484

Finance lease cost:
Amortization of right-of-use assets	98	132
Interest on lease liabilities	15	27
Total Finance lease cost	113	159
Variable lease cost	1,554	1,642
Sublease income	(358)	—
Total lease cost, net	$5,341	$6,285

Other information related to leases was as follows:

In thousands	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,637	$10,661
Operating cash flows from finance leases	13	23
Financing cash flows from finance leases	112	191

Weighted Average Remaining Lease term
Operating leases	5.8	3.2
Finance leases	2.5	3.0

Weighted Average Discount Rate
Operating leases	3.53%	4.66%
Finance leases	5.33%	6.34%

The maturities of the Company’s finance and operating lease liabilities as of June 30, 2021 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2021	$3,893	$126
2022	6,744	209
2023	4,775	166
2024	3,328	48
2025	1,581	6
2026	7,505	—
Total future minimum lease payments	27,826	555
Less: imputed interest	2,390	36
Total lease liabilities	$25,436	$519

(1) Non-cancelable sublease proceeds for the remainder of the fiscal year ending December 31, 2021 and the fiscal years ending December 31, 2022 and 2023 of $378k, $649k, and $236k, respectively, are not included in the table above.

Note E - Convertible Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 1.0 million shares of preferred stock. On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro at an issue price of $1,000 per share, for gross proceeds of $9.9 million pursuant to a Certificate of Designation filed with the State of Delaware on January 29, 2018. We incurred $0.2 million of transaction fees in connection with the issuance of the Series A Preferred Stock which were netted against the gross proceeds of $9.9 million on our Condensed Consolidated Financial Statements.

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

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction (collectively, a “Liquidation”), shares of Series A Preferred Stock which have not been otherwise converted to common stock, shall be entitled to receive dividends that accrue at a rate of (i) 5.0% each year, or (ii) the rate that cash dividends are paid in respect of shares of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5.0%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors (the “Board”). Dividends are payable solely upon a Liquidation, and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of June 30, 2021, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $1.7 million or $170.96 per share of Series A Preferred Stock.

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events.  As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020.

Note F — Long-Term Debt

As of June 30, 2021 and December 31, 2020, long-term debt was as follows:

In thousands	June 30, 2021	December 31, 2020
Revolving credit facility	$13,100	$17,100
Paycheck Protection Program Term Note	-	10,000
Total debt	13,100	27,100
Less: current portion of long-term debt	-	(4,926)
Long-term debt	$13,100	$22,174

Credit Facility

As of June 30, 2021 and December 31, 2020, we had $13.1 million and $17.1 million of borrowings outstanding under the Texas Capital Credit Facility (as defined below), respectively.  As of  June 30, 2021, we had the ability to borrow an additional $0.8 million under the Texas Capital Facility.

As of each of  June 30, 2021 and December 31, 2020, we had letters of credit outstanding in the amount of $1.1 million.  No amounts were drawn against these letters of credit at June 30, 2021.  These letters of credit exist to support insurance programs relating to worker‘s compensation, automobile, and general liability.

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

Under the Texas Capital Credit Facility, we can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrue interest at 0.50%. We are required to pay a quarterly fee of 0.5% as consideration for the guarantee to HHS Guaranty, LLC of the value of the collateral it actually pledged to secure the facility, which for the three months ended  June 30, 2021 amounted to $0.1 million.

The Texas Capital Credit Facility originally had an expiration date of April 17, 2019, at which point all outstanding amounts would have been due. On January 9, 2018, we entered into an amendment to the Texas Capital Credit Facility that increased the borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into a second amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. On May 11, 2020, we entered into a third amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million.  On May 5, 2021, we entered into a fourth amendment to the Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2023 and decreased the borrowing capacity to $15.0 million.  The Texas Capital Credit Facility remains secured by substantially all our assets and continues to be guaranteed by HHS Guaranty, LLC.

Cash payments for interest were $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively.  Cash payments for interest were $0.3 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

The proceeds were used to maintain payroll or make certain covered interest payments, lease payments and utility payments.

We applied for forgiveness of the entire $10 million PPP Term Note in the first quarter of 2021 because we used the proceeds from the loan as contemplated under the CARES Act.  On June 10, 2021, we received notice that the entire amount of our PPP Loan was forgiven by the SBA.  We recorded the $10 million of debt extinguishment as "Gain from extinguishment of debt" in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the three months ended June 30, 2021.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income (Loss). We recognized $0.5 million and $0.1 million of stock-based compensation expense during the three months ended June 30, 2021 and 2020, respectively.  We recognized $0.8 million and $0.3 million of stock-based compensation expense during the six months ended June 30, 2021 and 2020, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Interest cost	$1,168	$1,473	$2,336	$2,946
Expected return on plan assets	(1,688)	(1,384)	(3,376)	(2,768)
Recognized actuarial loss	860	812	1,720	1,624
Net periodic benefit cost	$340	$901	$680	$1,802

Based on current estimates, we will be required to make $0.4 million contribution to the combined qualified Pension Plan in 2021.  We made $0.3 million contribution in the six months ended June 30, 2021.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.9 million and $0.9 million in the six months ended June 30, 2021 and 2020, respectively.

Note I - Income Taxes

The income tax provision (benefit) was $0.3 million and ($1.5) million for the three months ended June 30, 2021 and 2020, respectively.  The provision (benefit) for income taxes resulted in an effective income tax rate of 2.4% for the three months ended June 30, 2021 and 19.6% for the three months ended June 30, 2020.

The income tax provision (benefit) was $0.8 million and ($12.8) million for the six months ended June 30, 2021 and 2020, respectively.  The provision (benefit) for income taxes resulted in an effective income tax rate of 8.8% for the six months ended June 30, 2021 and 92.0% for the six months ended June 30, 2020.

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.  As of December 31, 2020, the Company has filed federal net operating loss carryback claims resulting in an income tax refund for $6.4 million and $3.2 million for tax years 2019 and 2018, respectively.  As of June 30, 2021, the Company has received the tax refunds for the tax years 2019 and 2018, and expects to receive an income tax refund of $7.6 million as a result of the carryback of the loss generated in 2020.

The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income (loss) and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income (loss) at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income (loss) and other factors. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. The Company used a discrete effective tax rate method for the six months ended June 30, 2020 as it was determined that the ordinary income or loss cannot be reasonably estimated and any small changes would result in significant changes in the estimated annual effective tax rate. For the six months ended June 30, 2021, the Company determined that its annual effective tax rate approach would provide a reliable estimate and therefore used its historical method to calculate its tax provision.

Harte Hanks, or one of its subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2014. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2016.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at June 30, 2021 or December 31, 2020.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2021	2020
Numerator:
Net income (loss)	$10,569	$(6,235)
Less: Preferred stock dividends	124	123
Less: Earnings attributable to participating securities	1,361	—
Numerator for basic EPS: income (loss) attributable to common stockholders	9,084	$(6,358)

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	1,361	—
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(1,277)	—
Numerator for diluted EPS	9,168	(6,358)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,686	6,453
Diluted EPS denominator	7,193	6,453

Basic income (loss) per Common Share	$1.36	$(0.99)
Diluted income (loss) per Common Share	$1.27	$(0.99)

For the three months ended June 30, 2021 and 2020, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 0.1 million and 0.1 million shares of anti-dilutive market price options; 4 thousand and 0.3 million of anti-dilutive unvested restricted shares; and 1.0 million and 1.0 million shares of anti-dilutive Series A Preferred Stock (as if converted).

	Six Months Ended June 30,
In thousands, except per share amounts	2021	2020
Numerator:
Net Income (loss)	$8,811	$(1,117)
Less: Preferred stock dividend	246	247
Less: Earnings attributable to common stockholders	1,118	—
Numerator for basic EPS: income (loss) attributable to common stockholders	7,447	(1,364)

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	1,118	—
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(1,055)	—
Numerator for diluted EPS	$7,510	$(1,364)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,669	6,386
Diluted EPS denominator	7,131	6,386

Basic income (loss) per Common Share	$1.12	$(0.21)
Diluted income (loss) per Common Share	$1.05	$(0.21)

For the six months ended June 30, 2021 and 2020, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 0.1 million and 0.1 million shares of anti-dilutive market price options; 2 thousand and 0.4 million of anti-dilutive unvested restricted shares; and 1.0 million and 1.0 million shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive Income (Loss)

Comprehensive Income (Loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2020	$(68,544)	$2,933	$(65,611)
Other comprehensive income, net of tax, before reclassifications	—	(462)	(462)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	1,596	—	1,596
Net current period other comprehensive income, net of tax	1,596	(462)	1,134
Balance at June 30, 2021	$(66,948)	$2,471	$(64,477)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2019	$(63,887)	$753	$(63,134)
Other comprehensive loss, net of tax, before reclassifications	—	(62)	(62)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	1,218	—	1,218
Net current period other comprehensive loss, net of tax	1,218	(62)	1,156
Balance at June 30, 2020	$(62,669)	$691	$(61,978)

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

Note N — Sale of Direct Mail Assets and Equipment

On April 24, 2020, we sold the majority of the production equipment from our Jacksonville facility to Summit Direct Mail Inc. (“Summit”) for $1.5 million.  After  April 2020, the Company sold or scrapped the remaining supplies and equipment in Jacksonville for additional proceeds of $0.5 million.  In addition to the asset sale, the Company entered into a strategic partnership with Summit, pursuant to which the Company continues to manage client relationships, and may at its discretion and direction, use Summit to perform direct mail campaigns.  We act as principal in these transactions and will account for the associated revenue on a gross basis.

As a result of this sale, we booked a $1.9 million impairment charge on our Jacksonville facility and recognized a $1.4 million capital loss and impairment expense from the fixed asset disposal and impairment associated with the Summit deal.  These expenses were included in our restructuring expense in the three months ended  June 30, 2020.

Note O — Restructuring Activities

Our management team continues to review and adjust our cost structure and operating footprint, optimize our operations, and invest in improved technology.  During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre (PA) and Grand Prairie (TX) and exited our last direct mail facility in Jacksonville (FL).  We completed the migration of our fulfillment business from the Grand Prairie operations into a new 300,000 square foot facility in Kansas City in December 2020.  In the first quarter of 2021, we completed the migration of our Shawnee operations to Kansas City.  The Shawnee facility lease expired on  April 30, 2021.  The new Kansas City location is now our primary facility in the Midwest. In 2020, we successfully reduced the footprint of our Customer Care business by reducing our Austin office location by approximately 50,000 square feet in addition to exiting one of our two Manila offices since the business is operating effectively in a work-from-home environment.

In the three months ended June 30, 2021 and 2020 we recorded restructuring charges of $1.7 million and $5.2 million respectively.  The charges for the three months ended June 30, 2021 included $1.2 million of severance charges and $0.5 million of facility related and other expenses.  The charges for the three months ended June 30, 2020 included $2.6 million of lease impairment and termination charges related to our exit of direct mail facilities and $1.2 million in capital losses from asset disposal associated with the Summit deal as well as $1.0 million of severance charges.

In the six months ended June 30, 2021 and 2020 we recorded restructuring charges of $3.9 million and $6.6 million respectively.  The charges for the six months ended June 30, 2021 included $1.4 million of severance charges, $0.3 million in lease impairment expense and $2.2 million of facility related and other expenses.  The charges for the six months ended June 30, 2020 included $3.0 million of lease impairment charges related to our exit of direct mail facilities and $1.1 million in capital losses from asset disposal associated with the Summit deal as well as $1.4 million of severance charges and $1.1 million of facility related and other expenses.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Severance	$1,209	$997	$1,413	$1,411
Facility, asset impairment and other expense
Lease impairment and termination expense	—	2,626	294	2,974
Fixed Asset disposal and impairment charges	(4)	1,160	6	1,140
Facility and other expenses	539	436	2,229	1,060
Total facility, asset impairment and other expense	535	4,222	2,529	5,174

Total	$1,744	$5,219	$3,942	$6,585

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Three Months Ended June 30, 2021
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$350	$8	$358
Additions	—	1,209	13	1,222
Payments and adjustments	—	(622)	—	(622)
Ending Balance:	$—	$937	$21	$958

In thousands	Six Months Ended June 30, 2021
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$549	$4	$553
Additions	—	1,413	17	1,430
Payments and adjustments	—	(1,025)	—	(1,025)
Ending balance:	$—	$937	$21	$958

In thousands	Three Months Ended June 30, 2020
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$1,491	$460	$7	$1,958
Additions	—	997	1,887	2,884
Payments	(796)	(682)	(1,892)	(3,370)
Ending Balance:	$695	$775	$2	$1,472

	For the Six Months Ended June 30, 2020
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$1,491	$360	$70	$1,921
Additions	—	1,411	2,568	3,979
Payments	(796)	(996)	(2,636)	(4,428)
Ending Balance:	$695	$775	$2	$1,472

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $26.8 million through the end of 2021. We have recognized $25.1 million of restructuring charges to date and we expect to incur an additional $1.7 million of restructuring charges through the end of 2021.

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

The following table presents financial information by segment:

Three Months ended June 30, 2021	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated corporate	Total
			(In thousands)
Revenues	$14,208	$19,191	$15,860	$—	$—	$49,259
Segment Operating Expense	$11,377	$15,138	$13,426	$—	$5,476	$45,417
Restructuring	$—	$—	$—	$1,744	$—	$1,744
Contribution margin	$2,831	$4,053	$2,434	$(1,744)	$(5,476)	$2,098
Overhead Allocation	$1,105	$703	$779	$—	$(2,587)	$—
EBITDA	$1,726	$3,350	$1,655	$(1,744)	$(2,889)	$2,098
Depreciation	$144	$203	$192	$—	$124	$663
Operating income (loss)	$1,582	$3,147	$1,463	$(1,744)	$(3,013)	$1,435

Three Months ended June 30, 2020	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated corporate	Total
			(In thousands)
Revenues	$12,965	$15,227	$13,409	$—	$—	$41,601
Segment Operating Expense	$10,479	$12,226	$13,450	$—	$5,069	$41,224
Restructuring	$—	$—	$—	$5,219	$—	$5,219
Contribution margin	$2,486	$3,001	$(41)	$(5,219)	$(5,069)	$(4,842)
Overhead Allocation	$1,286	$873	$973	$—	$(3,132)	$—
EBITDA	$1,200	$2,128	$(1,014)	$(5,219)	$(1,937)	$(4,842)
Depreciation	$140	$240	$495	$—	$168	$1,043
Operating income (loss)	$1,060	$1,888	$(1,509)	$(5,219)	$(2,105)	$(5,885)

Six Months ended June 30, 2021	Marketing Services	Customer Care	Fulfillment and Logistics Services (1)	Restructuring	Unallocated corporate	Total
			(In thousands)
Revenues	$27,086	$35,735	$30,192	$—	$—	$93,013
Segment Operating Expense	$22,418	$28,212	$25,600	$—	$10,929	$87,159
Restructuring	$—	$—	$—	$3,942	$—	$3,942
Contribution margin	$4,668	$7,523	$4,592	$(3,942)	$(10,929)	$1,912
Overhead Allocation	$2,360	$1,573	$1,720	$—	$(5,653)	$—
EBITDA	$2,308	$5,950	$2,872	$(3,942)	$(5,276)	$1,912
Depreciation	$295	$457	$359	$—	$250	$1,361
Operating income (loss)	$2,013	$5,493	$2,513	$(3,942)	$(5,526)	$551

Six Months ended June 30, 2020	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated corporate	Total
			(In thousands)
Revenues	$26,465	$23,707	$31,951	$—	$—	$82,123
Segment Operating Expense	$21,571	$20,572	$31,592	$—	$10,631	$84,366
Restructuring	$—	$—	$—	$6,585	$—	$6,585
Contribution margin	$4,894	$3,135	$359	$(6,585)	$(10,631)	$(8,828)
Overhead Allocation	$2,633	$1,802	$2,051	$—	$(6,486)	$—
EBITDA	$2,261	$1,333	$(1,692)	$(6,585)	$(4,145)	$(8,828)
Depreciation	$322	$457	$1,047	$—	$338	$2,164
Operating income (loss)	$1,939	$876	$(2,739)	$(6,585)	$(4,483)	$(10,992)

(1) Operating expense in this segment includes $0.8 million favorable litigation settlement as well as the related legal expenses.

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in the 2020 10-K, Part II, Item 1a. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

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

We continued to face an increasingly challenging competitive environment in the first six months of 2021. We saw an increase in both traditional consulting firms and niche companies becoming players in the customer experience landscape. Additionally, the decrease in client budgets/investments in customer experience activities due to the global pandemic naturally increased competition.   The sale of our direct mail assets and equipment to Summit in April 2020, together with our restructuring activities, have and will continue to result in a decrease of recurring expenses. These are all part of our efforts to prioritize our investments and focus on our core business of optimizing the journey of our customers’ clients across an omni-channel delivery platform. We expect these actions will continue to enhance our liquidity and financial flexibility, but no assurance can be given that we will sufficiently offset the loss of revenue we have suffered over the past number of years.  For additional information, see “Liquidity and Capital Resources” section.

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

We continue to closely monitor the impact of the pandemic on all aspects of our business, including how the pandemic continues to impact our customers, employees, suppliers, vendors and business partners, as well as how it has impacted our liquidity and ability to comply with covenants in our credit agreement. The emergence of variants of the virus has created increased uncertainties surrounding the impact of the virus.

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

Restructuring Activities

Our management team continues to review and adjust our cost structure and operating footprint, optimize our operations, and invest in improved technology.  During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre (PA) and Grand Prairie (TX) and exited our last direct mail facility in Jacksonville (FL).  We completed the migration of our fulfillment business from the Grand Prairie operations into a new 300,000 square foot facility in Kansas City in December 2020.  In the first quarter of 2021, we completed the migration of our Shawnee operations to Kansas City.  The Shawnee facility lease expired on April 30, 2021.  The new Kansas City location is now our primary facility in the Midwest. In 2020, we successfully reduced the footprint of our Customer Care business by reducing our Austin office location by approximately 50,000 square feet in addition to exiting one of our two Manila offices since the business is operating effectively in a work-from-home environment.

In the three months ended June 30, 2021 and 2020, we recorded restructuring charges of $1.7 million and $5.2 million, respectively.  The charges for the three months ended June 30, 2021 included $1.2 million of severance charges and $0.5 million of facility related and other expenses. The charges for the three months ended June 30, 2020 included $2.6 million of lease impairment and termination charges related to our exit of direct mail facilities and $1.2 million in capital losses from asset disposal associated with the Summit deal as well as $1.0 million of severance charges.

In the six months ended June 30, 2021 and 2020 we recorded restructuring charges of $3.9 million and $6.6 million respectively.  The charges for the six months ended June 30, 2021 included $1.4 million of severance charges, $0.3 million in lease impairment expense and $2.2 million of facility related and other expenses.  The charges for the six months ended June 30, 2020 included $3.0 million of lease impairment charges related to our exit of direct mail facilities and $1.1 million in capital losses from asset disposal associated with the Summit deal as well as $1.4 million of severance charges and $1.1 million of facility related and other expenses.

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $26.8 million through the end of 2021. We have recognized $25.1 million of restructuring charges to date and we expect to incur an additional $1.7 million of restructuring charges through the end of 2021.

Results of Operations

Operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except percentages	2021	2020	% Change	2021	2020	% Change
Revenues	$49,259	$41,601	18.4%	$93,013	$82,123	13.3%
Operating expenses	47,824	47,486	0.7%	92,462	93,115	(0.7)%
Operating income (loss)	$1,435	$(5,885)	124.4%	$551	$(10,992)	105.0%

Operating margin	2.9%	(14.1)%		0.6%	(13.4)%

Income (loss) before income taxes	$10,824	$(7,753)	239.6%	$9,657	$(13,928)	169.3%

Diluted earnings (loss) per common share from operations	$1.27	$(0.99)	228.7%	$1.05	$(0.21)	601.5%

Consolidated Results

Revenues

Three months ended June 30, 2021 vs. Three months ended June 30, 2020

Revenues increased $7.7 million, or 18.4%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020.  Revenue in our Customer Care segment increased $4.0 million, or 26.0%, to $19.2 million. Revenue in our Fulfillment & Logistics Services segment increased $2.5 million, or 18.3%, to $15.9 million and revenue in our Marketing Services segment increased $1.2 million, or 9.6%, to $14.2 million.  These increases were primarily driven by strong project-based revenue for new clients and increases in demand by existing clients.

Six months ended June 30, 2021 vs. Six months ended June 30, 2020

Revenues increased $10.9 million, or 13.3%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The largest increase was in our Customer Care segment, which increased by $12.0 million, or 50.7%, to $35.7 million.  This increase was driven by strong project-based revenue for new clients and increases in demand by existing clients.  Our Marketing Services segment revenue increased by $0.6 million, or 2.3%, to $27.1 million.  These increases were partially offset by $1.7 million, or 5.5% decrease in Fulfillment and Logistics Services.

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

Operating Expenses

Three months ended June 30, 2021 vs. Three months ended June 30, 2020

Operating expenses were $47.8 million in the three months ended June 30, 2021, an increase of $0.3 million, or 0.7%, compared to $47.5 million in the three months ended June 30, 2020.

Labor costs increased $2.8 million, or 10.7%, compared to the three months ended June 30, 2020, primarily due to higher labor expenses in our Customer Care segment driven by the increased volume of work.  Production and distribution expenses increased $1.9 million, or 18.5%, compared to the three months ended June 30, 2020 primarily due to higher broker and transportation costs.  Advertising, Selling, General and Administrative expenses decreased $0.5 million, or 9.9%, compared to the three months ended June 30, 2020, primarily due to the reversal of $0.3 million of bad debt expense that was subsequently collected and a decrease of $0.2 million of worker's compensation expenses. Depreciation expenses decreased $0.4 million, or 36.4%, compared to the three months ended June 30, 2020, primarily due to lower capital expenditures and disposal of mail equipment to Summit in April 2020.

The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tend to fluctuate in line with revenues and the demand for our services.

Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.

In the three months ended June 30, 2021 and 2020, we recorded restructuring charges of $1.7 million and $5.2 million, respectively.  See Note O, Restructuring Activities, in the Notes to Consolidated Financial Statements for further discussion on restructuring activities.

Six months ended June 30, 2021 vs. Six months ended June 30, 2020

Operating expenses were $92.5 million in the six months ended June 30, 2021, a decrease of $0.6 million, or 0.7%, compared to $93.1 million in the six months ended June 30, 2020.

Labor costs increased $5.2 million, or 10.4%, compared to the six months ended June 30, 2020, primarily due to higher labor expenses in our Customer Care segment driven by the increased volume of work.  Advertising, Selling, General and Administrative expense decreased $2.3 million, or 21.1%, compared to the six months ended June 30, 2020, primarily due to cost reduction initiatives as well as a favorable $0.8 million litigation settlement recognized in the three months ended March 31, 2021.  Depreciation expense declined $0.8 million, or 37.1%, compared to the prior year period, primarily due to the disposal of production equipment from our Jacksonville facility which we exited in 2020. Production and distribution expense was consistent with the prior year period.

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

In the six months ended June 30, 2021 and 2020, we recorded restructuring charges of $3.9 million and $6.6 million, respectively.  See Note O, Restructuring Activities, in the Notes to Consolidated Financial Statements for further discussion on restructuring activities.

Operating Income (Loss)

Three months ended June 30, 2021vs. Three months ended June 30, 2020

Operating income was $1.4 million in the three months ended June 30, 2021, compared to a $5.9 million operating loss in the three months ended June 30, 2020. The $7.3 million improvement was primarily driven by the revenue increase of $7.7 million which was partially offset by a $0.4 million increase in operating expenses.

Six months ended June 30, 2021vs. Six months ended June 30, 2020

Operating income was $0.6 million in the six months ended June 30, 2021, compared to an $11.0 million loss in the six months ended June 30, 2020. The $11.6 million improvement was primarily driven by the revenue increase of $10.9 million and the $0.7 million decrease of operating expenses.

Interest Expense, net

Three months ended June 30, 2021 vs. Three months ended June 30, 2020

Interest expense, net, in the three months ended June 30, 2021 decreased $143 thousand compared to the three months ended June 30, 2020 due to the write off of interest expense related to our PPP loan, as well as the lower interest expense associated with lower debt balances as compared to the prior year quarter.

Six months ended June 30, 2021 vs. Six months ended June 30, 2020

Interest expense, net, in the six months ended June 30, 2021 decreased $186 thousand compared to the six months ended June 30, 2020 due to the write off of interest expense related to our PPP loan, as well as the lower interest expense associated with lower debt balances as compared to the same period last year.

Other Expense

Three months ended June 30, 2021 vs. Three months ended June 30, 2020

Other expense, net, decreased $1.1 million in the three months ended June 30, 2021, compared to the three months ended June 30, 2020 mainly due to a $0.6 million decrease in pension expenses and $0.6 million decrease in foreign currency revaluation.

Six months ended June 30, 2021 vs. Six months ended June 30, 2020

Other expense, net, decreased $1.9 million in the six months ended June 30, 2021, compared to the six months ended June 30, 2020 mainly due to a $1.1 million decrease in pension expense and $0.5 million decrease in foreign currency revaluation.

Income Taxes

Three months ended June 30, 2021vs. Three months ended June 30, 2020

The income tax provision of $0.3 million in the second quarter of 2021 represents an increase in income tax provision of $1.8 million when compared to the second quarter of 2020.  Our effective tax rate was 2.4% for the second quarter of 2021, a decrease of 17.2% when compared to the second quarter of 2020. The effective income tax rate for the three months ended June 30, 2020 differs from the federal statutory rate of 21.0%, primarily due to U.S. state income taxes and income earned in foreign jurisdictions.

Six months ended June 30, 2021vs. Six months ended June 30, 2020

The income tax provision of $0.8 million in the six months ended June 30, 2021 represents an increase in income tax provision of $13.7 million when compared to the six months ended June 30, 2020. This is a result of the benefit recorded in the first quarter of 2020 on the carryback of federal net operating losses to prior periods under the CARES Act. Our effective tax rate was 8.8% for the six months ended June 30, 2021, a decrease of 83.2% when compared to the effective tax rate of 92.0% for the six months ended June 30, 2020. The effective income tax rate differs from the federal statutory rate of 21.0%, primarily due to U.S. state income taxes and income earned in foreign jurisdictions.

Historically, the Company has generally calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full calendar year to ordinary income or loss for the reporting period. However,  the Company used a discrete effective tax rate method for the six months ended June 30, 2020, as it was determined that the ordinary income or loss cannot be reasonably estimated and any small changes would result in significant changes in the estimated annual effective tax rate. For the six months ended June 30, 2021, the Company determined that its annual effective tax rate approach would provide a reliable estimate and therefore used its historical method to calculate its tax provision.

Net Income (loss)

Three months ended June 30, 2021vs. Three months ended June 30, 2020

We recorded net income of $10.6 million and net loss of $6.2 million in the three months ended June 30, 2021 and 2020, respectively. The $16.8 million increase in net income was primarily the result of the $10 million gain from extinguishment of the PPP loan and $7.3 million improvement in operating income in the three months ended June 30, 2021 as compared to the prior year quarter.

Six months ended June 30, 2021vs. Six months ended June 30, 2020

We recorded net income of $8.8 million and net loss of $1.1 million in the six months ended June 30, 2021 and 2020, respectively. The $9.9 million increase in net income was primarily the result of the $10 million gain from extinguishment of the PPP loan booked in the three months ended June 30, 2021.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the three months ended June 30, 2021 and 2020. There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”).  For additional information, see Note P, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.

Marketing Services:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2021	% Change	2020	2021	% Change	2020
Revenues	$14,208	9.6%	$12,965	$27,086	2.3%	$26,465
EBITDA	$1,726	43.8%	$1,200	$2,308	2.1%	$2,261
Operating Income	1,582	49.2%	1,060	2,013	3.8%	1,939
Operating Income % of Revenue	11.1%		8.2%	7.4%		7.3%

Three months ended June 30, 2021vs. Three months ended June 30, 2020

Marketing Services segment revenue increased $1.2 million, or 9.6%, driven by the $1.8 million of mail and data services revenue that was transferred into the Marketing Services segment starting from July 2020 following the sale of the bulk of our direct mail operations which was partially offset by the decline of $0.6 million in other marketing service revenue driven by the reduction of the client budgets due to the COVID-19 pandemic.  Operating income for the segment increased $0.5 million from the higher revenue.

Six months ended June 30, 2021vs. Six months ended June 30, 2020

Marketing Services segment revenue increased $0.6 million, or 2.3%, driven by the $3.0 million of mail and data services revenue that was transferred into Marketing Services segment starting from July 2020 following the sale of the bulk of our direct mail operations and the decline of $2.4 million in other marketing service revenue driven by the reduction of client budgets due to the COVID-19 pandemic.  Operating income for the segment increased $0.1 million due to the increase in revenue.

Customer Care:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2021	% Change	2020	2021	% Change	2020
Revenues	$19,191	26.0%	$15,227	$35,735	50.7%	$23,707
EBITDA	$3,350	57.4%	$2,128	$5,950	346.4%	$1,333
Operating Income	3,147	66.7%	1,888	5,493	527.1%	876
Operating Income % of Revenue	16.4%		12.4%	15.4%		3.7%

Three months ended June 30, 2021vs. Three months ended June 30, 2020

Customer Care segment revenue increased $4.0 million, or 26.0%, primarily due to additional project work and an increase in volumes with existing clients.  Operating Income for the three months ended June 30, 2021 was $3.1 million, an increase of $1.2 million compared to the prior year quarter.  This increase was driven by higher revenue.

Six months ended June 30, 2021vs. Six months ended June 30, 2020

Customer Care segment revenue increased $12.0 million, or 50.7%, primarily due to additional project work and an increase in volumes with existing clients.  Operating Income for the six months ended June 30, 2021 was $5.5 million, an increase of $4.6 million compared to the prior year quarter. This increase was driven by higher revenue.  The contribution margin improved by 11.7% in the six months ended June 30, 2021 due to the 50.7% increase in revenue as well as our restructuring efforts.

Fulfillment & Logistics Services:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2021	% Change	2020	2021	% Change	2020
Revenues	$15,860	18.3%	$13,409	$30,192	-5.5%	$31,951
EBITDA	$1,655	-263.2%	$(1,014)	$2,872	-269.7%	$(1,692)
Operating Income (loss)	1,463	-197.0%	(1,509)	2,513	-191.7%	(2,739)
Operating Income % of Revenue	9.2%		-11.3%	8.3%		-8.6%

Three months ended June 30, 2021vs. Three months ended June 30, 2020

Fulfillment & Logistics Services segment revenue increased $2.5 million, or 18.3%, primarily driven by $4.5 million increase of revenue from existing customers and new customers which was partially offset by the $2.0 million revenue decline from the transfer of the production mail business to Marketing Service beginning in July 2020. We are starting to see volumes for existing customers return to pre-COVID levels.  Operating income was $1.5 million for the three months ended June 30, 2021 compared to an operating loss of $1.5 million for the three months ended June 30, 2020. The $3 million improvement in operating income was primarily driven by the higher revenue and our cost reduction efforts.

Six months ended June 30, 2021vs. Six months ended June 30, 2020

Fulfillment & Logistics Services segment revenue decreased $1.7 million, or 5.5%, compared to the prior year period.  The elimination of direct mail operations resulted in $4.7 million revenue decline and outsourced direct mail is now included in our Marketing Services segment.  This decline was partially offset by the $3.0 million revenue increase driven by the increased demand from existing customers.  Operating income was $2.5 million for the six months ended June 30, 2021 compared to an operating loss of $2.7 million for the six months ended June 30, 2020. The $5.2 million improvement in operating income is primarily driven by the higher revenue and our cost reduction efforts.  Operating income for the six months ended June 30, 2021 also included a favorable $0.8 million litigation settlement.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $19.3 million and $29.4 million at June 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalent and restricted cash balances were $23.0 million and $33.6 million at June 30, 2021 and December 31, 2020, respectively.

During 2020 we received an aggregate of $9.6 million in tax refunds related to our NOL and capital loss carryback for the 2013-2018 tax years. We also expect to receive additional tax refunds of $7.6 million in 2021, as a result of the change to the tax NOL carryback provisions included in the CARES Act.

On April 20, 2020, the Company received PPP Term Note proceeds in the amount of $10 million.  We applied for forgiveness of the entire $10.0 million PPP Term Note in the first quarter of 2021.  On June 10, 2021, we received notice that the entire amount of our PPP Loan was forgiven by the SBA.  We recorded the $10 million of debt extinguishment as "Gain from extinguishment of debt (Paycheck Protection Program Term Note" in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $4.7 million, compared to net cash used in operating activities of $7.4 million for the six months ended June 30, 2020. The $2.7 million year-over-year decrease in cash used in operating activities was primarily due to income tax receivable booked in the six months ended June 30, 2020, which was partially offset by the increase in accounts receivable due to higher revenue as well as the decrease in the restructuring expenses in the six months ended June 30, 2021 as compared to 2020.

Investing Activities

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2021, compared to net cash provided by investing activities of $1.8 million for the six months ended June 30, 2020   The $2.7 million change was mainly due to the $1.8 million of proceeds from sale of property in the six months ended June 30, 2020 and the $0.9 million increase in capital expenditure in the six months ended June 30, 2021 as compared to 2020.

Financing Activities

Net cash used in financing activities was $4.5 million for the six months ended June 30, 2021, as compared to $8.0 million in net cash provided by financing activities for the six months ended June 30, 2020.  The $12.5 million year-over-year decrease was primarily due to the $10 million in proceeds from the PPP loan we received in the second quarter of 2020, and the $4 million paydown of the Texas Capital Credit Facility in the second quarter of 2021 as compared to the $1.5 million paydown of the Texas Capital Credit Facility in the second quarter of 2020.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of June 30, 2021 and 2020 were $3.2 million and $2.3 million, respectively.

Long Term Debt

On April 17, 2017, we entered the Texas Capital Credit Facility that provided us with a $20.0 million revolving credit facility and for letters of credit issued by Texas Capital Bank up to $5.0 million.

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

The Texas Capital Credit Facility remains secured by substantially all of our assets and continues to be guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders). We pay HHS Guaranty, LLC a quarterly fee of consideration for the guarantee of 0.5% of the value of the collateral actually pledged to secure the facility, which for the three months ended June 30, 2021 amounted to $0.1 million.

At each of June 30, 2021 and December 31, 2020, we had letters of credit in the amount of $1.1 million outstanding. No amounts were drawn against these letters of credit at June 30, 2021 and December 31, 2020. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, we had $13.1 million and $17.1 million of borrowings outstanding under the Texas Capital Facility, respectively.  As of June 30, 2021, we had the ability to borrow an additional $0.8 million under the facility.

On April 20, 2020, the Company received loan proceeds in the amount of $10 million under the Small Business Administration PPP Term Note.  The PPP Term Note, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business.

On June 10, 2021, we received notice that the entire amount of our PPP Loan was forgiven by the SBA because we used the proceeds from the loan as contemplated under the CARES Act.  We recorded the $10 million of debt extinguishment as "Gain from extinguishment of debt (Paycheck Protection Program Term Note)" in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2020 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended June 30, 2021 to the risk factors previously disclosed in the 2020 10-K.

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document

*104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

HARTE HANKS, INC.

August 13, 2021	/s/ Brian Linscott
Date	Brian Linscott
Chief Executive Officer

August 13, 2021	/s/ Laurilee Kearnes
Date	Laurilee Kearnes
Vice President, and Chief Financial Officer