Form 10-Q
period 2021-09-30
HARTE HANKS INC
filed 2021-11-12
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the issuer’s common stock as of  October 15, 2021 was 6,976,144 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

For the Quarterly Period Ended September 30, 2021

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
In thousands, except per share and share amounts	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$16,044	$29,408
Restricted cash	2,645	4,154
Accounts receivable (less allowance for doubtful accounts of $411 at September 30, 2021 and $241 at December 31, 2020)	52,574	41,533
Contract assets	333	613
Prepaid expenses	2,436	2,256
Prepaid income taxes and income tax receivable	7,492	7,388
Other current assets	954	886
Total current assets	82,478	86,238
Property, plant and equipment (less accumulated depreciation of $64,982 at September 30, 2021 and $69,662 at December 31, 2020)	7,140	5,878
Right-of-use assets	20,379	24,750
Other assets	2,467	2,632
Total assets	$112,464	$119,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$16,550	16,294
Accrued payroll and related expenses	6,256	5,248
Short-term debt	—	4,926
Deferred revenue and customer advances	4,977	4,661
Customer postage and program deposits	5,453	6,497
Other current liabilities	2,535	2,903
Short-term lease liabilities	6,615	6,663
Total current liabilities	42,386	47,192

Long-term debt, net of current portion	13,100	22,174
Pensions	64,341	67,490
Long-term lease liabilities, net of current portion	17,546	21,295
Other long-term liabilities	3,755	4,747
Total liabilities	141,128	162,898

Preferred Stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,121,484 shares issued, 6,976,144 and 6,599,309 shares outstanding at September 30, 2021 and December 31, 2020, respectively	12,121	12,121
Additional paid-in capital	290,333	383,043
Retained earnings	809,338	796,123
Less treasury stock, 5,145,340 shares at cost at September 30, 2021 and 5,522,175 shares at cost at December 31, 2020	(1,085,312)	(1,178,799)
Accumulated other comprehensive loss	(64,867)	(65,611)
Total stockholders’ deficit	(38,387)	(53,123)
Total liabilities, Preferred Stock and stockholders’ deficit	$112,464	$119,498

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,
In thousands, except per share amounts	2021	2020
Revenue	$49,597	$47,702
Operating expenses
Labor	27,165	27,041
Production and distribution	12,146	13,176
Advertising, selling, general and administrative	4,516	4,540
Restructuring expense	937	1,419
Depreciation expense	607	741
Total operating expenses	45,371	46,917
Operating income	4,226	785
Other (income) expenses
Interest expense, net	222	274
Other, net	(572)	2,185
Total other (income) expenses	(350)	2,459
Income (loss) before income taxes	4,576	(1,674)
Income tax expense (benefit)	172	(53)
Net income (loss)	$4,404	$(1,621)
Less: Preferred Stock dividends	125	125
Less: Earnings attributable to participating securities	543	—
Income (loss) attributable to common stockholders	$3,736	$(1,746)

Earnings (loss) per common share
Basic	$0.54	$(0.27)
Diluted	$0.52	$(0.27)

Weighted average shares used to compute income (loss) per share attributable to common shares
Basic	6,889	6,523
Diluted	7,162	6,523

Comprehensive income (loss), net of tax:
Net income (loss)	$4,404	$(1,621)

Adjustment to pension liability, net	861	609
Foreign currency translation adjustment	(1,251)	1,129
Total other comprehensive (loss) income, net of tax	$(390)	$1,738

Comprehensive income	$4,014	$117

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended September 30,
In thousands, except per share amounts	2021	2020
Operating revenues	$142,610	$129,825
Operating expenses
Labor	81,883	76,601
Production and distribution	35,875	36,940
Advertising, selling, general and administrative	13,228	15,582
Restructuring expense	4,880	8,005
Depreciation expense	1,968	2,905
Total operating expenses	137,834	140,033
Operating income (loss)	4,776	(10,208)
Other (income) expenses, net
Interest expense, net	645	882
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	(10,000)	—
Other, net	(102)	4,511
Total other (income) expenses, net	(9,457)	5,393
Income (loss) before income taxes	14,233	(15,601)
Income tax expense (benefit)	1,018	(12,863)
Net Income (loss)	13,215	(2,738)
Less: Preferred stock dividends	372	372
Less: Earnings attributable to participating securities	1,661	—
Income (loss) attributable to common stockholders	$11,182	$(3,110)

Income (loss) per common share
Basic	$1.66	$(0.48)
Diluted	$1.57	$(0.48)

Weighted-average shares used to compute income (loss) per share attributable to common shares
Basic	6,743	6,432
Diluted	7,153	6,432

Comprehensive income (loss)
Net income (loss)	$13,215	$(2,738)

Adjustment to pension liability	2,457	1,827
Foreign currency translation adjustment	(1,713)	1,067
Total other comprehensive income, net of tax	$744	$2,894

Comprehensive income	$13,959	$156

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2019	$9,723	$12,121	$447,022	$797,817	$(1,243,509)	$(63,134)	$(49,683)
Stock-based compensation	—	—	223	—	—	—	223
Vesting of RSU's	—	—	(29,667)	—	29,667	—	—
Net income	—	—	—	5,118	—	—	5,118
Other comprehensive income	—	—	—	—	—	51	51
Balance at March 31, 2020	$9,723	$12,121	$417,578	$802,935	$(1,213,842)	$(63,083)	$(44,291)
Stock-based compensation	—	—	81	—	—	—	81
Vesting of RSU's	—	—	(7,416)	—	7,416	—	—
Net loss	—	—	—	(6,235)	—	—	(6,235)
Other comprehensive income	—	—	—	—	—	1,105	1,105
Balance at June 30, 2020	$9,723	$12,121	$410,243	$796,700	$(1,206,426)	$(61,978)	$(49,340)
Stock-based compensation	—	—	277	—	—	—	277
Vesting of RSU's	—	—	(16,975)	—	16,961	—	(14)
Net loss	—	—	—	(1,621)	—	—	(1,621)
Other comprehensive income	—	—	—	—	—	1,738	1,738
Balance at September 30, 2020	$9,723	$12,121	$393,545	$795,079	$(1,189,465)	$(60,240)	$(48,960)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2020	$9,723	$12,121	$383,043	$796,123	$(1,178,799)	$(65,611)	$(53,123)
Stock-based compensation	—	—	210	—	—	—	210
Vesting of RSU's	—	—	(16,010)	—	15,980	—	(30)
Net loss	—	—	—	(1,758)	—	—	(1,758)
Other comprehensive income	—	—	—	—	—	278	278
Balance at March 31, 2021	$9,723	$12,121	$367,243	$794,365	$(1,162,819)	$(65,333)	$(54,423)
Exercise of Stock Options	—	—	(6,708)	—	6,802	—	94
Stock-based compensation	—	—	527	—	—	—	527
Vesting of RSU's	—	—	(24,124)	—	23,942	—	(182)
Net Income	—	—	—	10,569	—	—	10,569
Other comprehensive income	—	—	—	—	—	856	856
Balance at June 30, 2021	$9,723	$12,121	$336,938	$804,934	$(1,132,075)	$(64,477)	$(42,559)
Stock-based compensation	—	—	329	—	—	—	329
Vesting of RSU's	—	—	(46,934)	—	46,763	—	(171)
Net Income	—	—	—	4,404	—	—	4,404
Other comprehensive loss	—	—	—	—	—	(390)	(390)
Balance at September 30, 2021	$9,723	$12,121	$290,333	$809,338	$(1,085,312)	$(64,867)	$(38,387)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
In thousands	2021	2020
Cash Flows from Operating Activities
Net Income (loss)	$13,215	$(2,738)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	1,968	2,905
Restructuring	728	3,113
Stock-based compensation	1,092	590
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	(10,000)	—
Net pension (payment) cost	(692)	736
Deferred income taxes	—	(776)
Changes in assets and liabilities:
Increase in accounts receivable and contract assets	(10,761)	(6,752)
Decrease (Increase) in prepaid expenses, income tax receivable and other current assets	199	(7,303)
Decrease in accounts payable and accrued expenses	503	692
Increase in other accrued expenses and liabilities	(2,190)	(1,900)
Net cash used in operating activities	(5,938)	(11,433)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,478)	(1,374)
Proceeds from sale of property, plant and equipment	101	1,891
Net cash (used in) provided by investing activities	(2,377)	517

Cash Flows from Financing Activities
Borrowings	—	10,000
Repayment of borrowings	(4,000)	(1,600)
Debt financing costs	(386)	(517)
Payment of finance leases	(169)	(357)
Treasury stock activities	(290)	(14)
Net cash (used in) provided by financing activities	(4,845)	7,512

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,713)	1,067

Net decrease in cash and cash equivalents and restricted cash	(14,873)	(2,337)
Cash and cash equivalents and restricted cash at beginning of period	33,562	34,122
Cash and cash equivalents and restricted cash at end of period	$18,689	$31,785

Supplemental disclosures
Cash paid for interest	$327	$547
Cash paid for income taxes, net	$1,134	$3,295
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$2,752	$1,651

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

Interim Financial Information

The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period's presentation.

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

Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive Income (Loss)

The “Labor” line in the Condensed Consolidated Statements of Comprehensive Income (Loss) includes all employee payroll and benefits costs, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include any labor, depreciation, or amortization expense.

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

Defined Pension Plan

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 was effective for fiscal years ending after December 15, 2020, and early adoption was permitted. We adopted ASU 2018-14 as of December 31, 2020.  The adoption did not have a material impact on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting Summary”.  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. LIBOR and other inter-bank offered rates are widely used benchmarks or reference rates in the United States and globally.  With global capital markets expected to move away from LIBOR and other inter-bank offered rates and toward more observable or transaction-based rates that are less susceptible to manipulation, the FASB launched a project in late 2018 to address potential accounting challenges expected to arise from the transition.  The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  This ASU is effective March 12, 2020 through December 31, 2022.  We adopted this ASU on March 12, 2020 and it did not have a material impact on our condensed consolidated financial statements.

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

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product or service purchased. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant.  At  September 30, 2021 and December 31, 2020, our contracts do not include any significant financing components.

Consistent with legacy GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different.  The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020 by our three business segments and the pattern of revenue recognition:

	Three Months Ended September 30, 2021
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$12,628	$2,101	$14,729
Customer Care	19,768	—	19,768
Fulfillment and Logistics Services	13,362	1,738	15,100
Total Revenues	$45,758	$3,839	$49,597

	Three Months Ended September 30, 2020
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$13,177	$2,040	$15,217
Customer Care	17,933	—	17,933
Fulfillment and Logistics Services	12,805	1,747	14,552
Total Revenues	$43,915	$3,787	$47,702

	Nine Months Ended September 30, 2021
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$36,163	$5,652	$41,815
Customer Care	55,503	—	55,503
Fulfillment and Logistics Services	39,689	5,603	45,292
Total Revenues	$131,355	$11,255	$142,610

	Nine Months Ended September 30, 2020
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$38,103	$3,579	$41,682
Customer Care	41,640	—	41,640
Fulfillment and Logistics Services	39,259	7,244	46,503
Total Revenues	$119,002	$10,823	$129,825

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

Marketing Services

Our Marketing Services segment delivers strategic planning, data strategy, performance analytics, creative development and execution, technology enablement, marketing automation, and database management. We create relevancy by leveraging data, insight, and our extensive experience in leading clients as they engage their customers through digital, traditional, and emerging channels. We are known for helping clients build deep customer relationships, create connected customer experiences, and optimize each and every customer touch point in order to deliver desired business outcomes.

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. As we do not deem these activities as transferring a separate promised service, the receipt of such fees represents advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts). The balance of upfront non-refundable fees collected from customers was immaterial as of September 30, 2021 and December 31, 2020.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of September 30, 2021, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of September 30, 2021 and December 31, 2020:

In thousands	September 30, 2021	December 31, 2020
Contract assets	$333	$613
Deferred revenue and customer advances	4,977	4,661
Deferred revenue, included in other long-term liabilities	781	817

Revenue recognized during the nine months ended September 30, 2021 from amounts included in deferred revenue at December 31, 2020 was approximately $4.0 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.4 million as of September 30, 2021. For the period presented, no impairment was recognized.

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

As of September 30, 2021, assets recorded under finance and operating leases were approximately $0.8 million and $19.6 million respectively, and accumulated depreciation associated with finance leases was $0.7 million. As of December 31, 2020, assets recorded under finance and operating leases were approximately $1.0 million and $23.8 million respectively, and accumulated depreciation associated with finance leases was $0.5 million.  Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Since none of our leases has readily determinable implicit interest rates, we use our incremental borrowing rate as the discount rate.  Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

During the nine months ended September 30, 2021, we impaired two leases for the facilities we no longer occupied. The resulting impairment charges are included in our restructuring expenses for the three and nine months ended  September 30, 2021.   Please refer to Note N, Restructuring Charges for further details.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of September 30, 2021
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$19,569	$810	$20,379

Liabilities
Short-term lease liabilities	6,410	205	6,615
Long-term lease liabilities	17,289	257	17,546
Total Lease Liabilities	$23,699	$462	$24,161

In thousands	As of December 31, 2020
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$23,793	$957	$24,750

Liabilities
Short-term lease liabilities	6,436	227	6,663
Long-term lease liabilities	20,892	403	21,295
Total Lease Liabilities	$27,328	$630	$27,958

For the three and nine months ended September 30, 2021 and 2020, the components of lease expense were as follows:

In thousands	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating lease cost	$1,853	$1,951

Finance lease cost:
Amortization of right-of-use assets	49	59
Interest on lease liabilities	6	10
Total Finance lease cost	55	69
Variable lease cost	577	604
Sublease income	(117)	(228)
Total lease cost, net	$2,368	$2,396

In thousands	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease cost	$5,885	$6,435

Finance lease cost:
Amortization of right-of-use assets	147	191
Interest on lease liabilities	21	37
Total Finance lease cost	168	228
Variable lease cost	2,131	2,246
Sublease income	(475)	(228)
Total lease cost, net	$7,709	$8,681

Other information related to leases was as follows:

In thousands	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,179	$14,535
Operating cash flows from finance leases	19	32
Financing cash flows from finance leases	169	357

Weighted Average Remaining Lease term
Operating leases	5.8	3.0
Finance leases	2.3	3.2

Weighted Average Discount Rate
Operating leases	3.50%	4.67%
Finance leases	5.36%	5.28%

The maturities of the Company’s finance and operating lease liabilities as of September 30, 2021 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2021	$1,997	$63
2022	6,698	209
2023	4,765	166
2024	3,327	48
2025	1,581	6
2026	7,505	—
Total future minimum lease payments	25,873	492
Less: imputed interest	2,174	30
Total lease liabilities	$23,699	$462

(1) Non-cancelable sublease proceeds for the remainder of the fiscal year ending December 31, 2021 and the fiscal years ending December 31, 2022 and 2023 of $0.2 million, $0.6 million, and $0.2 million, respectively, are not included in the table above.

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

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction (collectively, a “Liquidation”), shares of Series A Preferred Stock which have not been otherwise converted to common stock, shall be entitled to receive dividends that accrue at a rate of (i) 5.0% each year, or (ii) the rate that cash dividends are paid in respect of shares of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5.0%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors (the “Board”). Dividends are payable solely upon a Liquidation, and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of September 30, 2021, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $1.8 million or $183.42 per share of Series A Preferred Stock.

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events.  As the events that may trigger the redemption of the Series A Preferred Stock are not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020.

Note F — Long-Term Debt

As of September 30, 2021 and December 31, 2020, long-term debt was as follows:

In thousands	September 30, 2021	December 31, 2020
Revolving credit facility	$13,100	$17,100
Paycheck Protection Program Term Note	-	10,000
Total debt	13,100	27,100
Less: current portion of long-term debt	-	(4,926)
Long-term debt	$13,100	$22,174

Credit Facility

As of September 30, 2021 and December 31, 2020, we had $13.1 million and $17.1 million of borrowings outstanding under the Texas Capital Credit Facility (as defined below), respectively.  As of  September 30, 2021, we had the ability to borrow an additional $0.8 million under the Texas Capital Facility.

As of each of  September 30, 2021 and December 31, 2020, we had letters of credit outstanding in the amount of $1.1 million.  No amounts were drawn against these letters of credit at September 30, 2021.  These letters of credit exist to support insurance programs relating to worker‘s compensation, automobile, and general liability.

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

Under the Texas Capital Credit Facility, we can elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrue interest at 0.50%. We are required to pay a quarterly fee of 0.5% of the value of the collateral HHS Guaranty actually pledged to secure the facility as consideration for the guarantee, which for the three months ended  September 30, 2021 amounted to $0.1 million.

Cash payments for interest were $63 thousand and $37 thousand for the three months ended September 30, 2021 and 2020, respectively.  Cash payments for interest were $0.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The proceeds were used to maintain payroll or make certain permitted interest payments, lease payments and utility payments.

We applied for forgiveness of the entire $10.0 million PPP Term Note in the first quarter of 2021 because we used the proceeds from the loan as contemplated under the CARES Act.  On June 10, 2021, we received notice that the entire amount of our PPP Loan was forgiven by the SBA.  We recorded the $10.0 million of debt extinguishment as "Gain from extinguishment of debt" in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the three months ended June 30, 2021.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income (Loss). We recognized $0.3 million and $0.3 million of stock-based compensation expense during the three months ended September 30, 2021 and 2020, respectively.  We recognized $1.1 million and $0.6 million of stock-based compensation expense during the nine months ended September 30, 2021 and 2020, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Interest cost	$1,168	$1,473	$3,504	$4,419
Expected return on plan assets	(1,688)	(1,384)	(5,064)	(4,152)
Recognized actuarial loss	860	812	2,580	2,436
Net periodic benefit cost	$340	$901	$1,020	$2,703

Based on current estimates, we are required to make a $0.3 million contribution to the combined qualified Pension Plan in 2021.  We made a $0.3 million contribution in the nine months ended September 30, 2021.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.3 million and $1.3 million in the nine months ended September 30, 2021 and 2020, respectively.

Note I - Income Taxes

The income tax provision (benefit) was $172 thousand and ($53) thousand for the three months ended September 30, 2021 and 2020, respectively.  The provision (benefit) for income taxes resulted in an effective income tax rate of 3.8% for the three months ended September 30, 2021 and 3.2% for the three months ended September 30, 2020.  The effective rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

The income tax provision (benefit) was $1.0 million and ($12.9) million for the nine months ended September 30, 2021 and 2020, respectively.  The provision (benefit) for income taxes resulted in an effective income tax rate of 7.2% for the nine months ended September 30, 2021 and 82.4% for the nine months ended September 30, 2020.  The effective rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.  As of December 31, 2020, the Company has filed federal net operating loss carryback claims resulting in an income tax refund for $6.4 million and $3.2 million for tax years 2019 and 2018, respectively.  As of September 30, 2021, the Company has received the tax refunds for the tax years 2019 and 2018 and expects to receive an income tax refund of $7.6 million in 2021 as a result of the carryback of the loss generated in 2020.

The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income (loss) and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income (loss) at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income (loss) and other factors. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. The Company used a discrete effective tax rate method for the nine months ended September 30, 2020 as it was determined that the ordinary income or loss cannot be reasonably estimated, and any small changes would result in significant changes in the estimated annual effective tax rate. For the nine months ended September 30, 2021, the Company determined that its annual effective tax rate approach would provide a reliable estimate and therefore used its historical method to calculate its tax provision.

Harte Hanks, or one of its subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2014. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2016.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at September 30, 2021 or December 31, 2020.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2021	2020
Numerator:
Net income (loss)	$4,404	$(1,621)
Less: Preferred stock dividends	125	125
Less: Earnings attributable to participating securities	543	—
Numerator for basic EPS: income (loss) attributable to common stockholders	3,736	$(1,746)

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	543	—
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(525)	—
Numerator for diluted EPS	3,754	(1,746)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,889	6,523
Diluted EPS denominator	7,162	6,523

Basic income (loss) per Common Share	$0.54	$(0.27)
Diluted income (loss) per Common Share	$0.52	$(0.27)

For the three months ended September 30, 2021 and 2020, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 43 thousand and 0.1 million shares of anti-dilutive market price options; zero and 0.3 million of anti-dilutive unvested restricted shares; and 1.0 million and 1.0 million shares of anti-dilutive Series A Preferred Stock (as if converted).

	Nine Months Ended September 30,
In thousands, except per share amounts	2021	2020
Numerator:
Net Income (loss)	$13,215	$(2,738)
Less: Preferred stock dividend	372	372
Less: Earnings attributable to common stockholders	1,661	—
Numerator for basic EPS: income (loss) attributable to common stockholders	11,182	(3,110)

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	1,661	—
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(1,578)	—
Numerator for diluted EPS	$11,265	$(3,110)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,743	6,432
Diluted EPS denominator	7,153	6,432

Basic income (loss) per Common Share	$1.66	$(0.48)
Diluted income (loss) per Common Share	$1.57	$(0.48)

For the nine months ended September 30, 2021 and 2020, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 49 thousand and 0.1 million shares of anti-dilutive market price options; 63 thousand and 0.4 million of anti-dilutive unvested restricted shares; and 1.0 million and 1.0 million shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive Income (Loss)

Comprehensive Income (Loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2020	$(68,544)	$2,933	$(65,611)
Other comprehensive income, net of tax, before reclassifications	—	(1,713)	(1,713)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	2,457	—	2,457
Net current period other comprehensive income, net of tax	2,457	(1,713)	744
Balance at September 30, 2021	$(66,087)	$1,220	$(64,867)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2019	$(63,887)	$753	$(63,134)
Other comprehensive loss, net of tax, before reclassifications	—	1,067	1,067
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	1,827	—	1,827
Net current period other comprehensive loss, net of tax	1,827	1,067	2,894
Balance at September 30, 2020	$(62,060)	$1,820	$(60,240)

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

Note N — Restructuring Activities

Our management team continuously reviews and adjusts our cost structure and operating footprint, optimize our operations, and invest in improved technology.  During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre (PA) and Grand Prairie (TX) and exited our last direct mail facility in Jacksonville (FL).  We completed the migration of our fulfillment business from the Grand Prairie operations into a new 300,000 square foot facility in Kansas City in December 2020.  In the first quarter of 2021, we completed the migration of our Shawnee operations to Kansas City.  The Shawnee facility lease expired on  April 30, 2021.  The new Kansas City location is now our primary facility in the Midwest. In 2020, we successfully reduced the footprint of our Customer Care business by reducing our Austin office location by approximately 50,000 square feet in addition to exiting one of our two Manila offices since the business is operating effectively in a work-from-home environment.

In the three months ended September 30, 2021 and 2020 we recorded restructuring charges of $0.9 million and $1.4 million respectively.  The charges for the three months ended September 30, 2021 included $0.1 million of severance charges, $0.4 million in lease impairment expense and $0.4 million of facility related and other expenses.  The charges for the three months ended September 30, 2020 included $0.6 million of severance charges, $0.6 million of facility related and other expenses, and $0.2 million in capital losses from the asset disposal associated with the Summit deal.

In the nine months ended September 30, 2021 and 2020 we recorded restructuring charges of $4.9 million and $8.0 million respectively.  The charges for the nine months ended September 30, 2021 included $1.5 million of severance charges, $0.7 million in lease impairment expense and $2.6 million of facility related and other expenses.  The charges for the nine months ended September 30, 2020 included $3.0 million of lease impairment charges related to the exit from our direct mail facilities, $2.0 million of severance charges, $1.3 million in capital losses from the asset disposal associated with the sale of assets to Summit and $2.0 million of facility related and other expenses.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Adjustment to Contract termination fee	—	—	—	(306)
Severance	$116	$641	$1,530	$2,053
Facility, asset impairment and other expense
Lease impairment and termination expense	425	—	718	2,974
Fixed Asset disposal and impairment charges	(8)	154	(2)	1,294
Facility and other expenses	404	624	2,634	1,990
Total facility, asset impairment and other expense	821	778	3,350	6,258

Total	$937	$1,419	$4,880	$8,005

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Three Months Ended September 30, 2021
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$937	$21	$958
Additions	—	113	(16)	97
Payments and adjustments	—	(421)	—	(421)
Ending Balance:	$—	$629	$5	$634

In thousands	Nine Months Ended September 30, 2021
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$549	$4	$553
Additions	—	1,527	1	1,528
Payments and adjustments	—	(1,447)	—	(1,447)
Ending balance:	$—	$629	$5	$634

In thousands	Three Months Ended September 30, 2020
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$695	$775	$2	$1,472
Additions	—	611	576	1,187
Payments	(695)	(608)	(570)	(1,873)
Ending Balance:	$—	$778	$8	$786

	For the Nine Months Ended September 30, 2020
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$1,491	$360	$70	$1,921
Additions	—	2,022	3,145	5,167
Payments	(1,491)	(1,604)	(3,207)	(6,302)
Ending Balance:	$—	$778	$8	$786

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $27.1 million through the end of 2021. We have recognized $26.1 million of restructuring charges to date, and we expect to incur an additional $1.0 million of restructuring charges through the end of 2021.

Note O — Segment Reporting

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

The following table presents financial information by segment:

Three Months ended September 30, 2021	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$14,729	$19,768	$15,100	$—	$—	$49,597
Segment Operating Expense	$10,937	$15,087	$12,695	$—	$5,108	$43,827
Restructuring	$—	$—	$—	$937	$—	$937
Contribution margin	$3,792	$4,681	$2,405	$(937)	$(5,108)	$4,833
Overhead Allocation	$1,020	$667	$712	$—	$(2,399)	$—
EBITDA	$2,772	$4,014	$1,693	$(937)	$(2,709)	$4,833
Depreciation	$117	$195	$182	$—	$113	$607
Operating income (loss)	$2,655	$3,819	$1,511	$(937)	$(2,822)	$4,226

Three Months ended September 30, 2020	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$15,217	$17,933	$14,552	$—	$—	$47,702
Segment Operating Expense	$12,835	$14,097	$13,392	$—	$4,433	$44,757
Restructuring	$—	$—	$—	$1,419	$—	$1,419
Contribution margin	$2,382	$3,836	$1,160	$(1,419)	$(4,433)	$1,526
Overhead Allocation	$1,173	$827	$886	$—	$(2,886)	$—
EBITDA	$1,209	$3,009	$274	$(1,419)	$(1,547)	$1,526
Depreciation	$141	$323	$138	$—	$139	$741
Operating income (loss)	$1,068	$2,686	$136	$(1,419)	$(1,686)	$785

Nine Months ended September 30, 2021	Marketing Services	Customer Care	Fulfillment and Logistics Services (1)	Restructuring	Unallocated corporate	Total
			(In thousands)
Revenues	$41,815	$55,503	$45,292	$—	$—	$142,610
Segment Operating Expense	$33,355	$43,299	$38,295	$—	$16,037	$130,986
Restructuring	$—	$—	$—	$4,880	$—	$4,880
Contribution margin	$8,460	$12,204	$6,997	$(4,880)	$(16,037)	$6,744
Overhead Allocation	$3,380	$2,240	$2,432	$—	$(8,052)	$—
EBITDA	$5,080	$9,964	$4,565	$(4,880)	$(7,985)	$6,744
Depreciation	$412	$652	$541	$—	$363	$1,968
Operating income (loss)	$4,668	$9,312	$4,024	$(4,880)	$(8,348)	$4,776

Nine Months ended September 30, 2020	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated corporate	Total
			(In thousands)
Revenues	$41,682	$41,640	$46,503	$—	$—	$129,825
Segment Operating Expense	$34,406	$34,669	$44,984	$—	$15,064	$129,123
Restructuring	$—	$—	$—	$8,005	$—	$8,005
Contribution margin	$7,276	$6,971	$1,519	$(8,005)	$(15,064)	$(7,303)
Overhead Allocation	$3,806	$2,629	$2,937	$—	$(9,372)	$—
EBITDA	$3,470	$4,342	$(1,418)	$(8,005)	$(5,692)	$(7,303)
Depreciation	$463	$780	$1,185	$—	$477	$2,905
Operating income (loss)	$3,007	$3,562	$(2,603)	$(8,005)	$(6,169)	$(10,208)

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in the 2020 10-K, Part II, and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

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

Harte Hanks, Inc. is a leading global customer experience company operating in three business segments: Marketing Services, Customer Care, and Fulfillment & Logistics Services.  Our mission is to partner with clients to provide them with CX strategy, data-driven analytics and actionable insights combined with seamless program execution to better understand, attract, and engage their customers.  Our services include strategic planning, data strategy, performance analytics, creative development and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.

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

We continue to face a challenging competitive environment. The decrease in client budgets/investments in customer experience activities due to the global pandemic naturally increased competition.   The sale of our direct mail assets and equipment to Summit in April 2020, together with our restructuring activities, have and will continue to result in a decrease of recurring expenses. These are all part of our efforts to prioritize our investments and focus on our core business of partnering with our clients to seamlessly manage experiences with their customers. We expect these actions will continue to enhance our liquidity and financial flexibility, but no assurance can be given that we will sufficiently offset the loss of revenue we have suffered over the past number of years.  For additional information, see “Liquidity and Capital Resources” section.

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

We continue to closely monitor the impact of the pandemic on all aspects of our business, including the impact on our customers, employees, suppliers, supply-chain, freight costs, vendors and business partners, as well as how it has impacted our liquidity and ability to comply with covenants in our credit agreement. The emergence of variants of the virus has created increased uncertainties surrounding the impact of the virus.

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

Restructuring Activities

Our management team continuously reviews and adjusts our cost structure and operating footprint, optimize our operations, and invest in improved technology.

In the three months ended September 30, 2021 and 2020 we recorded restructuring charges of $0.9 million and $1.4 million, respectively.  In the nine months ended September 30, 2021 and 2020 we recorded restructuring charges of $4.9 million and $8.0 million, respectively.

We expect that in connection with our cost-saving and restructuring initiatives, we will incur total restructuring charges of approximately $27.1 million through the end of 2021. We have recognized $26.1 million of restructuring charges to date, and we expect to incur an additional $1.0 million of restructuring charges through the end of 2021.

Please refer to Note N, Restructuring Activities, in the Notes to Condensed Consolidated Financial Statements for further discussion on restructuring activities.

Results of Operations

Operating results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except percentages	2021	2020	% Change	2021	2020	% Change
Revenues	$49,597	$47,702	4.0%	$142,610	$129,825	9.8%
Operating expenses	45,371	46,917	(3.3)%	137,834	140,033	(1.6)%
Operating income (loss)	$4,226	$785	438.3%	$4,776	$(10,208)	146.8%

Operating margin	8.5%	1.6%		3.3%	(7.9)%

Income (loss) before income taxes	$4,576	$(1,674)	373.3%	$14,233	$(15,601)	191.2%

Diluted earnings (loss) per common share from operations	$0.52	$(0.27)	294.1%	$1.57	$(0.48)	428.1%

Consolidated Results

Revenues

Three months ended September 30, 2021 vs. Three months ended September 30, 2020

Revenues increased $1.9 million, or 4.0%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020.  Revenue in our Customer Care segment increased $1.8 million, or 10.2%, to $19.8 million. Revenue in our Fulfillment & Logistics Services segment increased $0.5 million, or 3.8%, to $15.1 million and revenue in our Marketing Services segment decreased $0.5 million, or 3.2%, to $14.7 million.

Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020

Revenues increased $12.8 million, or 9.8%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The largest increase was in our Customer Care segment, which increased by $13.9 million, or 33.3%, to $55.5 million.  This increase was driven by strong project-based revenue for new clients and increases in demand by existing clients.  Our Marketing Services segment revenue increased by $0.1 million, or 0.3%, to $41.8 million.  These increases were partially offset by $1.2 million, or 2.6% decrease in Fulfillment and Logistics Services.

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

Operating Expenses

Three months ended September 30, 2021 vs. Three months ended September 30, 2020

Operating expenses were $45.4 million in the three months ended September 30, 2021, a decrease of $1.5 million, or 3.3%, compared to $46.9 million in the three months ended September 30, 2020.

Production and distribution expenses decreased $1.0 million, or 7.8%, compared to the three months ended September 30, 2020 primarily due to lower print costs as a result of lower print revenue.   Restructuring expense decreased $0.5 million, or 34.0%, compared to the three months ended September 30, 2020 primarily due to higher severance cost in 2020 resulting from the closure of mail facilities, and other headcount reduction in Fulfillment and Marketing Services.  See Note N, Restructuring Activities, in the Notes to Condensed Consolidated Financial Statements for further discussion of restructuring activities.  Labor expense increased $0.1 million and Advertising, Selling, General and Administrative expense was consistent with the prior year period.

The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tend to fluctuate in line with revenues and the demand for our services.

Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020

Operating expenses were $137.8 million in the nine months ended September 30, 2021, a decrease of $2.2 million, or 1.6%, compared to $140.0 million in the nine months ended September 30, 2020.

Labor costs increased $5.3 million, or 6.9%, compared to the nine months ended September 30, 2020, primarily due to higher labor expenses in our Customer Care segment driven by the increased volume of work.  Advertising, Selling, General and Administrative expense decreased $2.4 million, or 15.1%, compared to the nine months ended September 30, 2020, primarily due to cost reduction initiatives as well as a favorable $0.8 million litigation settlement recognized in the three months ended March 31, 2021.  Production and distribution expense decreased $1.1 million, or 2.9%, compared to the nine months ended September 30, 2020, primarily due to lower print cost from lower print revenue and our cost reduction efforts.  Depreciation expense declined $0.9 million, or 32.3%, compared to the prior year period, primarily due to the disposal of production equipment from our Jacksonville facility which we exited in 2020.

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

In the nine months ended September 30, 2021 and 2020, we recorded restructuring charges of $4.9 million and $8.0 million, respectively.  See Note N, Restructuring Activities, in the Notes to Condensed Consolidated Financial Statements for further discussion on restructuring activities.

Interest Expense, net

Three months ended September 30, 2021 vs. Three months ended September 30, 2020

Interest expense, net, in the three months ended September 30, 2021 decreased $52 thousand compared to the three months ended September 30, 2020 due to the lower interest expense associated with lower debt balances as compared to the prior year quarter.

Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020

Interest expense, net, in the nine months ended September 30, 2021 decreased $237 thousand compared to the nine months ended September 30, 2020 due to the write off of interest expense related to our PPP loan, as well as the lower interest expense associated with lower debt balances as compared to the same period last year.

Other (income) Expense

Three months ended September 30, 2021 vs. Three months ended September 30, 2020

Other income, net, for the three months ended September 30, 2021  was $0.6 million, compared to $2.2 million net expense for the three months ended September 30, 2020.  The $2.8 million increase in other income was mainly due to a $0.6 million decrease in pension expenses and a $2.2 million decrease in foreign currency revaluation expense.

Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020

Other income, net, for the nine months ended September 30, 2021 was $0.1 million, compared to $4.5 million net expense for the nine months ended September 30, 2020.  The $4.6 million increase in other income was mainly due to a $1.7 million decrease in pension expense and a $2.7 million decrease in foreign currency revaluation.

Income Taxes

Three months ended September 30, 2021vs. Three months ended September 30, 2020

The income tax provision of $0.2 million in the third quarter of 2021 represents an increase in income tax provision of $0.2 million when compared to the third quarter of 2020.  Our effective tax rate was 3.8% for the third quarter of 2021, an increase of 0.6% when compared to the third quarter of 2020. The effective income tax rate for the three months ended September 30, 2021 differs from the federal statutory rate of 21.0%, primarily due to U.S. state income taxes and income earned in foreign jurisdictions.

Nine months ended September 30, 2021vs. Nine months ended September 30, 2020

The income tax provision of $1.0 million in the nine months ended September 30, 2021 represents an increase in income tax provision of $13.9 million when compared to the nine months ended September 30, 2020. This is a result of the benefit recorded in the first quarter of 2020 on the carryback of federal net operating losses to prior periods under the CARES Act. Our effective tax rate was 7.2% for the nine months ended September 30, 2021, a decrease of 75.2% when compared to the effective tax rate of 82.4% for the nine months ended September 30, 2020. The effective income tax rate for the nine months ended September 30, 2021 differs from the federal statutory rate of 21.0%, primarily due to U.S. state income taxes and income earned in foreign jurisdictions.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the three months ended September 30, 2021 and 2020. There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”).  For additional information, see Note O, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.

Marketing Services:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2021	% Change	2020	2021	% Change	2020
Revenues	$14,729	-3.2%	$15,217	$41,815	0.3%	$41,682
EBITDA	2,772	129.3%	1,209	5,080	46.4%	3,470
Operating Income	2,655	148.6%	1,068	4,668	55.2%	3,007
Operating Income % of Revenue	18.0%		7.0%	11.2%		7.2%

Three months ended September 30, 2021vs. Three months ended September 30, 2020

Marketing Services segment revenue decreased $0.5 million, or 3.2%, due to the lower volume from the existing customers.  Operating income for the three months ended September 30, 2021 increased $1.6 million from the prior year quarter due to our cost reduction efforts.

Nine months ended September 30, 2021vs. Nine months ended September 30, 2020

Marketing Services segment revenue increased $0.1 million, or 0.3%, driven by the $3.0 million of mail and data services revenue that was transferred into Marketing Services segment starting from July 2020 following the sale of the bulk of our direct mail operations and the decline of $2.9 million in other marketing service revenue as a result of the reduction of client budgets due to the COVID-19 pandemic.  Operating income in the nine months ended September 30, 2021 increased $1.7 million, or 55.2% driven by our cost reduction efforts.

Customer Care:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2021	% Change	2020	2021	% Change	2020
Revenues	$19,768	10.2%	$17,933	$55,503	33.3%	$41,640
EBITDA	4,014	33.4%	3,009	9,964	129.5%	4,342
Operating Income	3,819	42.2%	2,686	9,312	161.4%	3,562
Operating Income % of Revenue	19.3%		15.0%	16.8%		8.6%

Three months ended September 30, 2021vs. Three months ended September 30, 2020

Customer Care segment revenue increased $1.8 million, or 10.2%, primarily due to additional project work and an increase in volumes with existing clients.  Operating Income was $3.8 million for the three months ended September 30, 2021, compared to operating income of $2.7 million for the three months ended September 30, 2020. The $1.1 million improvement was driven by higher revenue from extension of Covid related project work and increased volume from other clients.

Nine months ended September 30, 2021vs. Nine months ended September 30, 2020

Customer Care segment revenue increased $13.9 million, or 33.3%, primarily due to additional project work and an increase in volumes with existing clients.  Operating Income was $9.3 million for the nine months ended September 30, 2021, compared to operating income of $3.6 million for the nine months ended September 30, 2020. This $5.7 million improvement was driven by higher revenue from extension of Covid related project work and increased volume from other clients. The contribution margin improved by 8.2% in the nine months ended September 30, 2021 due to the increase in revenue as well as our restructuring efforts.

Fulfillment & Logistics Services:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2021	% Change	2020	2021	% Change	2020
Revenues	$15,100	3.8%	$14,552	$45,292	-2.6%	$46,503
EBITDA	1,693	517.9%	274	4,565	-421.9%	(1,418)
Operating Income (loss)	1,511	1011.0%	136	4,024	-254.6%	(2,603)
Operating Income % of Revenue	10.0%		0.9%	8.9%		-5.6%

Three months ended September 30, 2021vs. Three months ended September 30, 2020

Fulfillment & Logistics Services segment revenue increased $0.5 million, or 3.8%, primarily driven by the increase of work from existing customers. We are starting to see volumes for existing customers return to pre-COVID levels.  Operating income was $1.5 million for the three months ended September 30, 2021 compared to $0.1 million for the three months ended September 30, 2020. The $1.4 million improvement in operating income was primarily driven by the higher revenue and our cost reduction efforts.

Nine months ended September 30, 2021vs. Nine months ended September 30, 2020

Fulfillment & Logistics Services segment revenue decreased $1.2 million, or 2.6%, compared to the prior year period.  The elimination of direct mail operations resulted in a $4.7 million revenue decline as outsourced direct mail is now included in our Marketing Services segment.  This decline was partially offset by the $3.5 million revenue increase driven by the increased demand from existing customers.  Operating income was $4.0 million for the nine months ended September 30, 2021 compared to operating loss of $2.6 million for the nine months ended September 30, 2020. The $6.6 million improvement in operating income was primarily driven by the higher revenue and our cost reduction efforts.  Operating income for the nine months ended September 30, 2021 also included a favorable $0.8 million litigation settlement.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $16.0 million and $29.4 million at September 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalent and restricted cash balances were $18.7 million and $33.6 million at September 30, 2021 and December 31, 2020, respectively.

During 2020 we received an aggregate of $9.6 million in tax refunds related to our NOL and capital loss carryback for the 2013-2018 tax years. We also expect to receive additional tax refunds of $7.6 million in 2021, as a result of the change to the tax NOL carryback provisions included in the CARES Act.

On April 20, 2020, the Company received PPP Term Note proceeds in the amount of $10.0 million.  We applied for forgiveness of the entire $10 million PPP Term Note in the first quarter of 2021.  On June 10, 2021, we received notice that the entire amount of our PPP Loan was forgiven by the SBA.  We recorded the $10.0 million of debt extinguishment as "Gain from extinguishment of debt (Paycheck Protection Program Term Note)" in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $5.9 million, compared to net cash used in operating activities of $11.4 million for the nine months ended September 30, 2020. The $5.5 million year-over-year decrease in cash used in operating activities was primarily due to $16.0 million higher net income which was partially offset by $10 million non-cash gain from extinguishment of the PPP loan in the nine months ended September 30, 2021 and $2.4 million lower non-cash restructuring expense in the nine months ended September 30, 2021 as compared to 2020.

Investing Activities

Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2021, compared to net cash provided by investing activities of $0.5 million for the nine months ended September 30, 2020   The $2.9 million year-over-year decrease was mainly due to the $1.9 million of proceeds from sale of property received in the nine months ended September 30, 2020 and the $1.1 million increase in capital expenditure in the nine months ended September 30, 2021 as compared to 2020.

Financing Activities

Net cash used in financing activities was $4.8 million for the nine months ended September 30, 2021, as compared to $7.5 million in net cash provided by financing activities for the nine months ended September 30, 2020.  The $12.3 million year-over-year decrease was primarily due to the $10 million cash proceeds from the PPP loan we received in the second quarter of 2020, and the $4 million paydown of the Texas Capital Credit Facility in the second quarter of 2021 as compared to the $1.6 million paydown of the Texas Capital Credit Facility in the nine months ended September 30, 2020.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of September 30, 2021 and 2020 were $2.4 million and $3.4 million, respectively.

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

At each of September 30, 2021 and December 31, 2020, we had letters of credit in the amount of $1.1 million outstanding. No amounts were drawn against these letters of credit at September 30, 2021 and December 31, 2020. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, we had $13.1 million and $17.1 million of borrowings outstanding under the Texas Capital Facility, respectively.  As of September 30, 2021, we had the ability to borrow an additional $0.8 million under the facility.

On April 20, 2020, the Company received loan proceeds in the amount of $10.0 million under the Small Business Administration PPP Term Note.  The PPP Term Note, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business.

On June 10, 2021, we received notice that the entire amount of our PPP Loan was forgiven by the SBA because we used the proceeds from the loan as contemplated under the CARES Act.  We recorded the $10.0 million of debt extinguishment as "Gain from extinguishment of debt (Paycheck Protection Program Term Note)" in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Critical and Recent Accounting Policies

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2020 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended September 30, 2021 to the risk factors previously disclosed in the 2020 10-K.

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

HARTE HANKS, INC.

November 12, 2021	/s/ Brian Linscott
Date	Brian Linscott
Chief Executive Officer

November 12, 2021	/s/ Laurilee Kearnes
Date	Laurilee Kearnes
Vice President, and Chief Financial Officer