Form 10-K
period 2021-12-31
HARTE HANKS INC
filed 2022-03-21
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-07120

HARTE HANKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2 Executive Drive, Chelmsford, MA 01824

(Address of principal executive offices, including zip code)

(512) 434-1100

(Registrant’s telephone number including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HHS	NASDAQ

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($5.8) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021), was approximately $30,396,333.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2022 was 7,002,528 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the company’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT.

Harte Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, including our ability to reduce costs and make other adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, (2) our financial outlook for revenues, earnings (loss) per share, operating income (loss), expense related to equity-based compensation, capital resources and other financial items, if any, (3) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (4) competitive factors, (5) acquisition and development plans, ( (6) expectations regarding legal proceedings and other contingent liabilities, and (7) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected, and investors in our securities could lose part or all their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed below in this Item 1A, “Risk Factors” of this Annual Report, and any updates thereto in our Forms 10-Q and 8-K. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Harte Hanks, Inc., together with its subsidiaries (“Harte Hanks,” “Company,” “we,” “our,” or “us”) is a leading global customer experience company.  With offices in North America, Asia-Pacific and Europe, Harte Hanks works with some of the world’s most respected brands

We are the successor to a newspaper business started by Houston Harte and Bernard Hanks in Texas in the early 1920s. We were incorporated in Delaware on October 1, 1970. In 1972, Harte Hanks went public and was listed on the New York Stock Exchange (“NYSE”).  We became a private company in a leveraged buyout in 1984, and in 1993 we again went public and listed our common stock on the NYSE.  On July 13, 2020, we began trading on the OTCQX® Best Market (the “OTCQX”).  On December 1, 2021, our stock was uplisted to be traded on the Nasdaq Global Market® (“Nasdaq”).

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

OUR BUSINESS

Harte Hanks, Inc. is a leading global customer experience company operating in three business segments: Marketing Services, Customer Care, and Fulfillment & Logistics Services. Our mission is to partner with clients to provide them with a robust customer-experience, or CX, strategy, data-driven analytics and actionable insights combined with seamless program execution to better understand, attract, and engage their customers.  Our services include strategic planning, data strategy, performance analytics, creative development and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.

Marketing Services

Our goal is to help our clients activate their audiences through digital, traditional and emerging channels.  We leverage data, insights, technology, and award-winning creative to meet and exceed, our clients’ business objectives and optimize our client’s return on investment.  We provide full service multi-channel marketing from strategy to campaign execution.

Our key offerings include:

•

Strategy  –  Provide strategic guidance to help clients efficiently and effectively plan and execute omni-channel marketing programs that deliver business results. We leverage data and insight tools to enhance the understanding of consumers, competitors and category dynamics, then apply those insights to develop marketing programs designed to drive activities like customer acquisition, engagement, purchase behavior, loyalty and advocacy.

•

Data & Analytics – In-depth data and analytics offerings, including audience identification, profiling, segmentation and prioritization, predictive modeling and data strategy.  We provide data hygiene and cleansing to ensure the best possible results.  We access broad first-party and third-party data sources, search and social media, and research through syndicated, primary and secondary sources, and we leverage our proprietarily developed DataView tool, a comprehensive, aggregate data mart that provides a 360-degree customer view, with over 1,500 consumer attributes enabling accurate predictive marketing to our clients.

•

Creative - Full-service creative development and execution spanning traditional and digital channels, including print, broadcast, direct mail, website, app, display, social, mobile, search engine marketing, and voice.

•

Marketing Technology – Website and app development, e-commerce development and enablement, database building and management, platform architecture creation, and marketing automation to most efficiently engage, capture, enhance, and target audiences.

•	Marketing As a Service - A flexible outsourcing marketing operations, solution, that works as a highly integrated extension of a client's marketing function. Blending the best of agency and business process outsourcing process and capabilities to operationalize, manage and deliver high-performing data operations, marketing technology, demand generation, and staff augmentation.

Customer Care

Harte Hanks is a leading full lifecycle provider of global customer experience management  services, multichannel demand generation and digital transformation. Using our integrated  onshore/offshore  global  delivery  model, we provide our services through multiple communication channels including phone, email, social media, text messaging, chat and digital self-service.  By leveraging our strategy, talent and technology, we strive to offer solutions that help our clients enhance the experience for their customers and improve business. Those solutions are primarily focused on:

•	Customer Experience Management - Interact and resolve consumer concerns across hardware and software platforms, healthcare benefit plans, recalls or a myriad of other customer service issues.
•

CRM & Digital Transformation – Configure different CRM solutions (e.g., Oracle, Salesforce, Zendesk) to create meaningful customer interactions by connecting content between agent or AI-driven interfaces and web-based self-help tools and community forums.

•	Demand Generation – Provide intelligence-based B2B solutions that understand audiences and their behaviors, and then inspire and drive action to deliver results.

We analyze a significant amount of aggregated data obtained from customer interactions on behalf of our clients. We leverage information gained from this analysis and end customer-driven feedback to drive efficiencies, provide insights on predictive behaviors that lead to lower customer churn and help our clients innovate their core product offerings and develop innovative product features.

Fulfillment & Logistics Services

Our goal as a business is to unlock critical sales enablement and eCommerce fulfillment channels for our customers, and our best-in-class logistics team supports the supply chain needs of our clients in everything from time-sensitive deliveries to full scale supply chain management.

•

Product, Print-On-Demand, and Mail Fulfillment: Our varied product and mail fulfillment solutions include printing on demand, managing product recalls, and distributing literature and promotional products to support B2B trade, drive marketing campaigns, and improve customer experience.  GoBox provides custom solutions to engage audiences, target customers, support conferences, and appreciate employees.  Our fulfillment locations are temperature-controlled, FDA-registered, and geographically convenient and thereby allow us to optimize print and product fulfillment to maximize customer shipping efficiency while minimizing transportation costs.  We leverage our proprietary nexTOUCH order management platform to facilitate customer orders, and we work with a variety of data sources and users to initiate the fulfillment order process.

Our new 400,000 square-foot Kansas City (KS) location is FDA registered and fully licensed for nutritional supplements, medical foods, baby formula and junior food products, chocolates, coffee and tea, edible nuts and seeds, snack foods, pet foods, pet treats, and pet nutritional supplements.

•

Logistics: We provide third-party logistics and freight optimization services across the United States. We ship millions of time-sensitive materials annually through our access to a certified fleet of over 15,000 trucks and a proprietary rate-shopping logistical system called Allink®360 designed to ensure customer products are delivered on-time and on-budget.

Financial information about reporting segments can be found in Item 7 - Management's Discussion and Analysis of Financial Condition and Result of Operations and Item 8 - Financial Statements and Supplementary Data under Note O.

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

Certain segments of our business rely on subcontractors and other third parties to provide a portion of our overall services in certain engagements.  Over the years we have established strong relationships with subcontractors that translate into high level service and favorable prices for our customers.

For the years ended December 31, 2021 and 2020, Harte Hanks had revenues of $194.6 million and $176.9 million, respectively.

COVID-19

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of COVID-19 among our employees, including suspending all non-essential employee travel worldwide, temporarily closing the majority of our domestic and foreign offices, extensively and frequently disinfecting our offices that remained open, enforcing social distancing to the extent possible and requiring the majority of our employees to work remotely.  While portion of our workforce has started to return to the office, many of our employees will continue to work remotely on a more permanent basis.

We continue to closely monitor the impact of the pandemic on all aspects of our business, including the impact on our customers, employees, suppliers, supply-chain, freight costs, vendors and business partners, as well as how it has impacted our liquidity and ability to comply with covenants in our credit agreement. The continuous emergence of variants of the virus increases uncertainties surrounding the impact of the virus and the global economy, in general, and our business, in particular.

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

Restructuring Activities

Our management team continuously reviews and adjusts our cost structure and operating footprint, optimize our operations, and invest in improved technology.  During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre (PA) and Grand Prairie (TX) and exited our last direct mail facility in Jacksonville (FL). We completed the migration of our fulfillment business from the Grand Prairie TX) operations into a new 400,000 square foot facility in Kansas City (KS) in December 2020. In 2020, we also successfully reduced the footprint of our Customer Care business by reducing our Austin (TX) office location by approximately 50,000 square feet in addition to exiting one of our two Manila (Philippines) offices since the business is operating effectively in a work-from-home environment.  In the first quarter of 2021, we completed the migration of our Shawnee (KS) operations to Kansas City (KS).  The Shawnee (KS) facility lease expired on April 30, 2021.  The new Kansas City (KS) location is now our primary facility in the Midwest.

For the years ended December 31, 2021 and 2020, we recorded restructuring charges of $6.4 million and $9.4 million respectively.  Restructuring charges in 2021 included $2.5 million of severance charges, $0.9 million in lease impairment expense and $3.0 million of facility related and other expenses. Restructuring charges in 2020 included lease impairment charges related to the exit from our direct mail facilities, severance charges, capital losses from the asset disposal associated with the deal with Summit Direct Mail Inc. (“Summit”), facility related and other expenses.

We do not expect to incur any additional restructuring expenses after December 31, 2021.

Uplisting to the NASDAQ Global Market®

During Q4 2021, the Company was approved for listing on the Nasdaq Global Market® (“Nasdaq”) after meeting the financial, liquidity and corporate governance listing requirements of the NASDAQ.  On December 1, 2021, the Company commenced trading on the NASDAQ.

Customers

Our services are marketed to specific industries or markets. We tailor our services and software products depending on the industry or market we are targeting. We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications. We currently provide services primarily to the B2B, consumer brand, financial services, retail, and healthcare vertical markets, in addition to a range of other select markets. Our clients include large multinational enterprises, small and medium-sized businesses and government organizations.  Our largest client (measured in revenue) generated 15.1% of total revenues in 2021. Our largest 25 clients in terms of revenue generated 72.6% of total revenue in 2021.  We generally enter into long-term contracts with our clients ranging in duration from one to three years. Most of our contracts do not require our customers to purchase a minimum amount of services from us. In general, our contracts with our customers are terminable on short notice with little or no penalty payable on termination.

Sales and Marketing

We rely on our enterprise and solution sellers to primarily sell our products and services to new clients and task our employees supporting existing clients to expand our client relationship through additional solutions and products. Our marketing services sales force sells a variety of solutions and services to address client’s targeted marketing needs. We maintain solution-specific sales forces and sales groups to sell our individual products and solutions. We currently have approximately 9 employees in our sales and marketing function.

Facilities

Our services are provided at the following facilities, all of which are leased:

Domestic Offices

Austin, Texas	Langhorne, Pennsylvania
Chelmsford, Massachusetts	Lenexa, Kansas
Deerfield Beach, Florida	Maitland, Florida
East Bridgewater, Massachusetts	Trevose, Pennsylvania
Kansas City, Kansas	Texarkana, Texas

International Offices

Hasselt, Belgium	Manila, Philippines
Iasi, Romania	Uxbridge, United Kingdom

Competition

Our competition comes from local, national, and international marketing and advertising companies, and internal client resources, against whom we compete for individual projects, entire client relationships, and marketing expenditures. Competitive factors in our industry include the quality and scope of services, technical and strategic expertise, the perceived value of the services provided, reputation, pricing and brand recognition. We also compete against social, mobile, web-based, email, print, broadcast, and other forms of advertising for marketing and advertising dollars in general.  During 2021, we continued to see an increase in the insourcing of capabilities among our clients.

Seasonality

Our revenues tend to be higher in the fourth quarter than in other quarters during a given year. This increased revenue is a result of overall increased marketing activity prior to and during the holiday season, and is primarily derived from our retail vertical.

GOVERNMENT REGULATION

As a company conducting varied business activities for clients across diverse industries around the world, we are subject to a variety of domestic and international legal and regulatory requirements that impact our business, including, for example, regulations governing consumer protection, and unfair business practices, contracts, e-commerce, intellectual property, labor, and employment (especially wage and hour laws), securities, tax, and other laws that are generally applicable to commercial activities.  We do not expect to need to make significant capital expenditures to maintain compliance with government regulations.

We are also subject to, or affected by, numerous local, national, and international laws, regulations, and industry standards that regulate direct marketing activities, including those that address privacy, data security, and unsolicited marketing communications. Examples of some of these laws and regulations that may be applied to, or affect, our business or the businesses of our clients include the following:

•

The Federal Trade Commission’s positions regarding the processing of personal information and consumer protection consumers as expressed through its Protecting Consumer Privacy in an Era of Rapid Change, Data Brokers, Big Data and Cross-Device Tracking reports (each of which seek to address consumer privacy, data protection, and technological advancements related to the collection or use of personal information for marketing purposes).

•

Data protection laws in the United States (which are generally State specific) and in the European Union (“EU”), including the General Data Protection Regulation (EU Regulation 679/2016), each which imposes a number of obligations with respect to the processing of personal data, and with respect to EU Regulation 679/2016 also imposes prohibitions related to the transfer of personal information from the EU to other countries, including the U.S., that do not provide data subjects with an “adequate” level of privacy or security, and applies to all of our products in Europe.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2021, Harte Hanks employed 1,937 full-time employees and 1,155 part-time employees, of which approximately 1,909 are based outside of the U.S., primarily in the Philippines. A portion of our workforce is provided to us through staffing companies. None of our workforce is represented by labor unions. We consider our relations with our employees to be good.

Harte Hanks believes that its employees are the key to its success. Our human capital strategy focuses on:

COVID-19 Health Measures:  Since the onset of the COVID-19 pandemic, the health and safety of Harte Hanks’s employees has been our highest priority. Upon the onset of the pandemic, Harte Hanks immediately implemented several changes to enhance COVID-19 safety and mitigate related work environment health risks including enhancing remote working capabilities as well as other arrangements. We will continue to enhance our COVID-19 response as the pandemic unfolds by dynamically adjusting protocols currently in place to address the then current state of the pandemic.

Diversity and Inclusion:  Harte Hanks recognizes the value of diversity and inclusion within its organization and strives to ensure that its workplace reflects the diverse communities in which it operates in  order to promote collaboration, innovation, creativity and belonging. Harte Hanks is proud of its diverse workforce and cross-cultural competency and, as of December 31, 2021, employed individuals from six different countries. As of December 31, 2021, 61% of Harte Hanks’ workforce was female. Harte Hanks is committed to continue to recruit and employ qualified candidates regardless of their gender or cultural background.

 Employee Benefits:  Harte Hanks believes in the importance of offering its employees competitive salaries and wages, together with comprehensive insurance options. Harte Hanks recognizes the importance of comprehensive healthcare benefits, including medical, prescription drug, vision and dental, and employees and their family members are provided with tools and resources to assist in adopting and maintaining a healthy lifestyle. Harte Hanks pays the cost of basic life insurance, accidental death and dismemberment insurance, and short-term disability for its employees. Additionally, employees may purchase supplemental life, dependent life, and long-term disability insurance.

ITEM 1A.	RISK FACTORS

Risks Related to COVID-19

The ongoing COVID-19 pandemic may have a materially adverse effect on the Company’s business and operations.

The COVID-19 pandemic continues to impact the global economy and cause significant macroeconomic uncertainly. As a result, our operating results may be subject to fluctuations based on the pandemic’s effect on general economic conditions and the extent to which COVID-19 ultimately impacts our business. While the pandemic and the resulting impact on the global economy have not material adversely affected our business to date, the deterioration of economic conditions could materially reduce our sales and profitability.  For instance, certain of our clients that experienced financial distress due to the pandemic temporarily reduced the amount of services we provide to them.  In addition, while we have not yet experienced material issues with respect to collectability of accounts receivable, if the economy were to be further negatively impacted by the pandemic, such issues may arise in the future. Furthermore, the Company faces risks due to the evolving effect of COVID-19 on our employees, customers, suppliers, and third-party providers, including the impact of actions taken by the U.S. and foreign governments to curtail the spread of the virus, including social distancing measures and restrictions on travel and building capacity limits. In addition, if there was an outbreak of COVID-19 at one of our facilities, we may be required to temporarily close such facility.

As a result of the COVID-19 pandemic, the majority of our employees are working remotely, a trend which we expect to continue on a permanent basis for many employees and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, the increase in remote working may also result in consumer privacy, IT security, and fraud concerns.

Although we have developed and continue to develop plans to mitigate the negative impact of the COVID-19 pandemic on our business and safeguard all of our IT functions to ensure security and data protection, such efforts may not prevent our business from being materially adversely affected.  Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we could experience declines in revenue and profitability. Such impacts could be material to our consolidated financial statements in the first quarter of 2022 and subsequent reporting periods.

As the full extent of COVID-19’s impact on our operations, key metrics, and financial performance depends on future developments, including the duration and severity of the pandemic; the actions taken to contain the virus or treat its impact; other actions taken by governments; businesses, and individuals in response to the virus and resulting economic disruption; and how quickly and to what extent normal economic and operating conditions can resume, the impact from the COVID-19 pandemic on our business cannot be reasonably estimated at this time.

Risks Related to our Business

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

To the extent these industries experience downturns whether as result of the COVID-19 pandemic, or the ongoing Russia-Ukraine war or otherwise, our clients may re-evaluate their marketing spend, which could adversely affect the results of our operations.

A large portion of our revenue is generated from a limited number of clients. The loss of a client or significant work from one or more of our clients could adversely affect our business.

Our largest client (measured in revenue) generated 15.1% of total revenues in 2021 and represented 14.6% of total accounts receivable as of December 31, 2021.   Approximately 72.6% of our revenue for 2021 was generated by our 25 largest clients.  While we typically have multiple projects with our largest customers which would not all terminate at the same time, the loss of one or more of our larger clients or even a single project or contract with one of our largest clients could adversely affect our business, results of operations, and financial condition if the lost revenues are not replaced with profitable revenues from that client or other clients.

We face significant competition for individual projects, entire client relationships and advertising dollars in general.

Our business faces significant competition within each of our vertical markets and for all of our offerings. We offer our marketing services within a dynamic business environment characterized by rapid technological change, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services, and an evolving competitive landscape. This competition comes from numerous local, national, and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships, and marketing expenditures by clients and prospective clients. We also compete against internet (social, mobile, web-based, and email), print, broadcast, and other forms of advertising for marketing and advertising dollars in general.  During 2021, we continued to see an increase in the insourcing of capabilities among our clients.

Our ability to attract new clients and to retain existing clients may, in some cases, be limited by clients’ policies on or perceptions of conflicts of interest which may prevent us from performing similar services for competitors. Some of our clients have also sought to reduce the number of marketing vendors or use third-party procurement organizations, all of which increases pricing pressure, and may disadvantage us relative to our competitors that have broader and/or deeper offerings than us. Our failure to improve our current processes or to develop expertise in various technologies could result in the loss of our clients to current or future competitors.

Current and future competitors may have significantly greater financial and other resources than we do, and they may sell competing services at lower prices or at lower profit margins, resulting in pressures on our prices and margins.

The size of our competitors varies widely across vertical markets and service lines. Some of our competitors have significantly greater financial, technical, marketing, and other resources than we do in one or all of our market segments. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies, methodologies, and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale, and support of innovative products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue, or margins. Some of our competitors also may choose to sell products or services that compete with ours at lower prices by accepting lower margins and profitability or may be able to sell products or services that compete with ours at lower prices given proprietary ownership of data, technical superiority, a broader or deeper product or experience set, greater capital resources or economies of scale. Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations and could also harm our ability to retain clients or obtain new customers on favorable terms. Competitive pricing pressures tend to increase in difficult or uncertain economic environments, due to reduced marketing expenditures of many of our clients and prospects, and the resulting impact on the competitive business environment for marketing service providers such as our company.

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

Marketing budgets are largely discretionary in nature, and as a consequence are easier to reduce in the short-term than other expenses. Our customers have in the past, and may in the future, respond to their own financial constraints (whether caused by weak economic conditions, weak industry performance or client-specific issues) by reducing their marketing spend.  For instance, upon the onset of the COVID-19 pandemic a number of our clients reduced the amount of services we provide to them, for among other reasons, to preserve liquidity.  Customers may also be slow to restore their marketing budgets to prior levels during an economic recovery and may respond similarly to adverse economic conditions in the future further exacerbating the risk. Our revenues are dependent on national, regional, and international economies and business conditions. A long-lasting economic recession, regardless of the cause, or anemic recovery in the markets in which we operate could have material adverse effects on our business, financial position, or operating results. Similarly, industry or company-specific factors may negatively impact our clients and prospective clients, and in turn result in reduced demand for our products and services, client insolvencies, collection difficulties or bankruptcy preference actions related to payments received from our clients. We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve.

We must effectively manage our costs to be successful. If we do not achieve our cost management objectives, our financial results could be adversely affected.

Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditures across our operations. Our management team, along with members of the Board, formed a project committee focused on cost-saving initiatives and other restructuring efforts. The committee reviewed each of our business segments and other operational areas to identify both one-time and recurring cost-saving opportunities.  In 2021, our management team continued to review and adjust our cost structure and operating footprint, optimize our operations, and invest in improved technology.  For the years ended December 31, 2021 and 2020, we recorded restructuring charges of $6.4 million and $9.4 million, respectively, which we believe will result in meaningful future savings, some of which have already been realized.  However, we may not be able to recognize all identified potential savings and even if we are able to recognize the identified savings, such cost savings may be insufficient to achieve our cost management objectives. To the extent that we do not successfully manage our costs our financial results may be adversely affected.

Risks Related to our Indebtedness

Our indebtedness may adversely impact our ability to react to changes in our business or changes in general economic conditions.

As of December 31, 2021, we had $5.0 million of indebtedness outstanding, all of which was secured indebtedness.  In addition, subject to compliance with the terms of the agreements governing our indebtedness and the Certificate of Designation for our Series A Convertible Preferred Stock, we may incur additional indebtedness from time to time.

On December 21, 2021, the Company entered into a new three-year, $25.0 million asset-based revolving credit facility (the “New Credit Facility”) with the Texas Capital Bank.  The New Credit Facility replaces the Company’s previous credit facility with Texas Capital Bank , which previous facility was guaranteed by members of the Shelton family (descendants of one of our founders) to provide credit support to the Company.  The New Credit Facility did not require the Shelton family or any other third-party to guarantee the Company’s obligations.  However, each of the Company’s material subsidiaries guaranteed the Company’s obligations under the New Credit Facility (such subsidiaries, the “Guarantors”). The New Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, between the Company, TCB and the other grantors party thereto (the “Security Agreement”).  As of December 31, 2021, we had the ability to borrow an additional $18.9 million under the New Credit Facility subject to compliance with the facilities covenants.

See Note F, Long-Term Debt, in the Notes to Consolidated Financial Statements for further discussion on our debt.

The Company’s ability to meet its debt service obligations and refinance its current indebtedness, as well as any future debt that it may incur, will depend upon its ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, the Company’s results of operations,  the state of the capital markets at the time it seeks to refinance its debt and other factors, some of which may be beyond the Company’s control. If the Company cannot repay or refinance its debt as it becomes due, the Company may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, dedicating an unsustainable level of the Company’s cash flow from operations to the payment of principal and interest on its indebtedness and/or reducing the amount of liquidity available for working capital, capital expenditures and general corporate purposes.

The covenants in the New Credit Facility and the terms of our Series A preferred Stock may limit the Company’s operating and financial flexibility.

The New Credit Facility  and the terms under which we borrow money under any future credit facilities or other agreements could have significant consequences for our business. The New Credit Facility includes covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by the generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Our ability to incur indebtedness is also impacted by the terms of our Series A Convertible Preferred Stock, which limits our ability to incur indebtedness without the holders’ consent to the greater of $40 million and four times our trailing 12-month EBITDA (measured at the time such indebtedness is incurred). The holders of the Series A Convertible Preferred Stock also have consent rights to certain fundamental transactions involving the Company. Any failure or inability to obtain new financing arrangements when needed on favorable terms could have a material adverse impact on our liquidity position.

Covenant and ratio requirements may limit the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations and capital needs. Specifically, the amount and terms of the Company’s indebtedness could:

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

In addition, a failure to comply with these restrictions or to maintain the financial measures and ratios contained in the New Credit Facility or future debt instruments could lead to an event of default that could result in an acceleration of  indebtedness.

Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.

Pension benefits represent significant financial obligations.  As of December 31, 2021, we had approximately $54.3 million of unfunded pension liabilities. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to our plans. We utilize the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. Differences between actual pension expenses and liability amounts from these estimated expense and liabilities may adversely impact our results of operations and cash flows.

Risks Related to Cybersecurity

Privacy, information security and other regulatory requirements may prevent or impair our ability to offer our products and services.

We are subject to and affected by numerous laws, regulations, and industry standards that regulate direct marketing activities, including those that address privacy, data protection, processing personal information, information security, and marketing communications. Please refer to the section above entitled “Item 1. Business - Government Regulation” for additional information regarding some of these regulations.

As a result of increasing awareness and interest in privacy rights, data protection, the fair use of personal information, consumer protection, information security, and similar matters, national and local governments and industry organizations regularly consider and adopt new laws, rules, regulations, and guidelines that impact, restrict, and regulate our business products and services. Whether already in place or scheduled to become effective in the future, comprehensive data protection, privacy, and marketing laws apply across the jurisdictions in which we operate and where personal information originates, including Europe, the Philippines, and most states throughout the U.S. These mandates apply when processing personal data for business and marketing purposes and broadly impact all marketing activities, including legitimate activities associated with profiling consumer behaviors, drawing inferences from personal information, making automated decisions about individuals using personal information, transferring personal information between parties and jurisdictions, communicating with existing and prospective customers, and more. Additionally, we are subject to operational obligations when processing personal information, including the adoption of governance frameworks, regulatory registration or consultation tasks, infrastructure and data security standards and strategies, data breach detection and response solutions, conducting audits to identify risks and more to demonstrate accountability and compliance. Other relevant compliance considerations in support of these mandates include establishing solutions in support of broad privacy and data protection rights which are common across different jurisdictions, including those designed to offer notice to individuals, capture prior consent, grant access to personal information, offer choices, and related controls to honor choices expressed related to if and how personal information can be processed or licensed for marketing purposes.

We anticipate new regulations will continue to be proposed and adopted in the future in the jurisdictions in which we operate and/or generate revenue. We also anticipate any new regulation will reflect the growing trends common to current privacy, data protection and marketing laws requiring companies bear the burden of proving compliance efforts through demonstratable records and may be subject to significant fines and penalties should they violate any substantive or technical requirement. We may implement additional safeguards, controls and measures in response to these changes and trends; and may be required to change or limit our service offerings.

Our business may also be affected by the impact of these rules and regulations on our clients’ business and marketing activities. In addition, as we acquire new capabilities and deploy new technologies to execute our strategy, we may be exposed to additional regulation. Current and future restrictions and regulations could increase compliance requirements and costs, and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of personal information or change the requirements so as to require other changes to our business or our clients' businesses, practices and tolerance for risk. Additional restrictions and regulations may limit or prohibit current practices regarding marketing communications and information quality solutions. For example, multiple states have implemented opt out legislation for telephone marketing, requiring the creation of statewide do-not call registries. Such legislation could impact our business and the businesses of our clients and of their customers. In addition, continued public interest in privacy rights, data protection and access, and information security may result in the adoption of further industry guidelines that could impact our direct marketing activities and business practices.

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

Various local, national, and international regulations, as well as industry standards, give consumers varying degrees of control as to how personal data is collected, used, and shared for marketing purposes. If, due to privacy, security, or other concerns, consumers exercise their ability to prevent or limit such data collection, use, or sharing, it may impair our ability to provide direct marketing services for those consumers and limit our clients’ demand for our services. Additionally, privacy and security concerns may limit consumers’ willingness to voluntarily provide data to our clients or marketing companies. Some of our services depend on voluntarily provided data. For instance, we believe that one of the most attractive offerings of our Marketing Services segment is the provision of data-analytics to our clients.  However, the ability to provide such services is at least in part dependent on the ability to collect large-volumes of voluntarily provided data.  If a significant shift the consumer behavior or governmental regulation were to inhibit our ability to collect large amounts of this data, our ability to provide data analytics would likely be impaired.

If we do not prevent security breaches and other interruptions to our infrastructure, we may be exposed to lawsuits, lose customers, suffer harm to our reputation, and incur additional costs.

The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, remnant data exposure, computer viruses, denial of service attacks, accidents, employee error or malfeasance, “social engineering” and “phishing” attacks, intentional misconduct by computer “hackers” and other disruptions can occur, and infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls, and exposed or unprotected customer data can exist that (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) compromise the security of our or our customers' systems and data, which exposes information to unauthorized third parties. We are a target of cyber-attacks of varying degrees on a regular basis. Overtime, these attacks have become increasingly sophisticated and, in some cases, have been conducted or sponsored by “nation state” operators.  For instance, in December 2020 SolarWinds Corp. announced that it was the target of a cyberattack that inserted a vulnerability into its Orion monitoring products that could allow an attacker to compromise any server on which the Orion products run, including those of SolarWind’s customers.  While we do not have a relationship with SolarWind or utilize the Orion product, if a similar cyber-security incident were to involve third-party software that we do utilize it could lead to unauthorized access to our servers.  Although we did not experience any material impacts from the SolarWinds event in 2020 or, more recently, from the Log4j security vulnerability that was widely publicized in December 2021, there can be no assurance that we will not experience future events that may be material.

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

Our operations rely on the ability of our employees to work at specially equipped facilities to perform services for our clients. Although we have some excess capacity and redundancy, we do not have sufficient excess capacity or redundancy (in equipment, facilities, or personnel) to maintain service and operational levels for extended periods if we are unable to use one of our major facilities. Outsourcing these processes to facilities not owned by us is not a viable option. Should we lose access to a facility for any reason, including as a result of a localized outbreak of COVID-19 or another communicable disease, terrorist incident or natural disaster, our service levels are likely to decline or be suspended, clients would go without service or secure replacement services from a competitor. As consequence of such an event, we would suffer a reduction in revenues and harm to (and loss of) client relationships.

Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business and results of operations.

Our business is heavily dependent upon data centers and telecommunications infrastructures, which are essential to both our call center services and our database services (which require that we efficiently and effectively create, access, manipulate, and maintain large and complex databases). In addition to the third-party data centers we use, we also operate several of our own data centers to support both our own and our clients' needs. Our ability to protect our operations against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure, or other disasters and events beyond our control is critical to our continued success. Likewise, as we increase our use of third-party data centers, it is critical that the vendors providing that service adequately protect their data centers from the same risks as we are generally responsible to our client if these third-party vendors do not protect our customers’ data and we do not have the resources to build replacement centers on our own. Our services are very dependent on links to telecommunication providers. We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations. Any damage to the data centers we use or any failure of our telecommunications links could materially adversely affect our ability to continue services to our clients, which could result in loss of revenues, profitability and client confidence, and may adversely impact our ability to attract new clients and force us to expend significant company resources to repair the damage.

If our new leaders are unsuccessful, or if we continue to lose key management and are unable to attract and retain the talent required for our business, our operating results could suffer.

Over the past three years we have replaced many of our leaders (including our Chief Executive Officer, President, Chairman, Chief Operating Officer, and Chief Financial Officer), some a number of times. If our new leaders fail in their new and additional roles and responsibilities (and more generally if we are unable to attract additional leaders with the necessary skills to manage our business) our business and its operating results may suffer. Further, our prospects depend in large part upon our ability to attract, train, and retain experienced technical, client services, sales, consulting, marketing, and management personnel. While the demand for personnel is also dependent on employment levels, competitive factors, and general economic conditions, our recent business performance may diminish our attractiveness as an employer. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position, or operating results.

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

We purchase or license much of the data we use for ourselves and for our clients. Our ability to provide our customers with data is somewhat dependent on the ability to obtain this data. There could be a material adverse impact on our business if owners of the data we use were to curtail access to the data or materially restrict the authorized uses of their data. Data providers could withdraw their data if there is a competitive reason to do so, if there is pressure from the consumer community or if additional regulations are adopted restricting the use of the data. We also rely upon data from other external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public record sources. If a substantial number of data providers or other key data sources were to withdraw or restrict their data, if we were to lose access to data due to government regulation, or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially and adversely affected, which could result in decreased revenues, net income (loss), and earnings (loss) per share.

We are unlikely to declare cash dividends or repurchase our shares.

Although our board of directors has in the past authorized the payment of quarterly cash dividends on our common stock, we announced in 2016 that we did not plan to declare any further dividends for the foreseeable future. In addition, although our board has authorized stock purchase programs, we are unlikely to make any repurchases in the near term. Decisions to pay dividends on our common stock or to repurchase our common stock will be based upon periodic determinations by our board that such dividends or repurchases are both in compliance with all applicable laws and agreements and in the best interest of our stockholders after considering our financial condition and results of operations, the price of our common stock, credit conditions, and such other factors as are deemed relevant by our board. The failure to pay a cash dividend or repurchase stock could adversely affect the market price of our common stock.  Further, the Certificate of Designation for our Series A Convertible Preferred Stock prohibits us from conducting any repurchases of common stock unless we obtain the consent of the holder of such stock.

Interest rate increases could affect our results of operations, cash flows and financial position.

Interest rate fluctuations in Europe and the U.S. can affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents. Our New Credit Facility bear interest based upon the Bloomberg Short-Term Bank Yield Index Rate.  Our results of operations, cash flows, and financial position could be materially or adversely affected by significant increases in interest rates. We also have exposure to interest rate fluctuations in the U.S., specifically money market, commercial paper, and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position, or operating results.

In July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that, after 2021, it will stop compelling banks to submit rates for the calculation of LIBOR. While the transition to an alternative rate is not in and of itself expected to have a material impact on the Company's earnings, the impact of the transition on the global financial markets and the economy could affect our business.

We are subject to risks associated with operations outside the U.S.

Harte Hanks conducts business outside of the U.S. During 2021, approximately 17.6% of our revenues were derived from operations outside the U.S., primarily Europe and Asia. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

•	changes in local, national, and international legal requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes, or export license requirements;

•	higher rates of inflation;

•	the potential for nationalization of enterprises;

•	less favorable labor laws that may increase employment costs and decrease workforce flexibility;

•	potentially adverse tax treatment;

•	less favorable foreign intellectual property laws that would make it more difficult to protect our intellectual property from misappropriation;

•	more onerous or differing data privacy and security requirements or other marketing regulations;

•	longer payment cycles;

•	social, economic, and political instability;

•	regional conflicts, including Russia’s invasion of Ukraine, as well as any additional economic sanctions adopted in response to such actions;

•	the differing costs and difficulties of managing international operations;

•	modifications to international trade policy or the imposition of increased or new tariffs, quotas or trade barriers on key commodities; and

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

If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses (i) we could fail to meet our financial reporting obligations; (ii) our reputation may be adversely affected and our business and operating results could be harmed; (iii) the market price of our stock could decline; and (iv) we could be subject to litigation and/or investigations or sanctions by the SEC, or other regulatory authorities.

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

The price at which our common stock has traded in recent years has fluctuated greatly and has declined significantly. Our common stock price may continue to be volatile due to a number of factors including the following (some of which are beyond our control):

•	variations in our operating results from period to period and variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;

•	the development and sustainability of an active trading market for our common stock;

•	the transition of our common stock from the NYSE to the OTCQX; from OTCQX to NASDAQ;

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

Provisions contained in our certificate of incorporation and bylaws, in conjunction with provisions of the Delaware General Corporation Law, could delay or prevent a third party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws do not allow written consents by stockholders, and have strict advance notice and disclosure requirements for nominees and stockholder proposals.  In addition, the Certificate of Designation for our Series A Convertible Preferred Stock provides for an alternative conversion price in the event of a fundamental transaction which could also discourage strategic transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our business is conducted in facilities worldwide containing aggregate space of approximately 0.9 million squares.  All facilities are held under leases, which expire at dates through 2030. See “Item 1 - Business - Facilities”.  In the fourth quarter of 2020, we opened our new 300,000 square-foot fulfillment and distribution facility in Kansas City, Kansas. We have since expanded into an additional 100,000 square-foot space and now occupy the full 400,000 square-foot facility.  We hold the facility under a lease with a nine-year remaining lease term and believe the rent is consistent with market rates. The facility is FDA registered and licensed for nutritional supplements, medical foods, baby formula and junior food products, chocolates, coffee and tea, edible nuts and seeds, snack foods, pet foods, pet treats, and pet nutritional supplements.

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

Common Stock

Our common stock was listed on the OTCQX under the symbol HRTH through November 30, 2021 and has since been listed on the NASDAQ under the symbol HHS.  As of January 31, 2022, there were approximately 1,002 common stockholders of record. The last reported share price of our common stock on March 18, 2022 was $7.13.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the fourth quarter of 2021:

			Total Number of	Maximum Dollar
	Total Number of	Average	Shares Purchased	Amount that May
	Shares	Price Paid	as Part of a Publicly	Yet Be Spent
Period	Purchased (1)	per Share	Announced Plan (2)	Under the Plan
October 1 - 31, 2021	—	$—	—	$11,437,544
November 1 - 30, 2021	—	$—	—	$11,437,544
December 1 - 31, 2021	—	$—	—	$11,437,544
Total	—	$—	—

(1)  Total number of shares purchased includes shares, if any, (i) purchased as part of our publicly announced stock repurchase program, and (ii) pursuant to our 2013 Omnibus Incentive Plan and applicable inducement award agreements with certain executives, withheld to pay withholding taxes upon the vesting of shares.

(2)  During the fourth quarter of 2021, we did not purchase any shares of our common stock through our stock repurchase program that was publicly announced in August 2014. and have not repurchased any shares under this program since 2015. Under this program, our Board has authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of December 31, 2021, we have repurchased 150,667 shares and spent $8.6 million under this authorization.  Any stock repurchase needs to be approved by our preferred shareholder.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note About Forward-Looking Statements

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by the cautionary note included under “Forward-Looking Statements” above, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements, for the reasons described in this MD&A, in the Risk Factors in Item 1A above or elsewhere in this Annual Report on Form 10-K.

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

We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature, and as a consequence are easier for our clients to reduce in the short-term than all other expenses, which some of our customers did in response to the COVID-19 pandemic. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to our clients, among other factors. Due to the COVID-19 pandemic and other geopolitical uncertainties, including but not limited to the ongoing war between Russia and Ukraine, there is continued uncertainty and significant disruption in the global economy and financial markets. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs.

We continue to face a challenging competitive environment. The sale of our direct mail assets and equipment to Summit in April 2020, together with the restructuring activities we undertook over the last two years, have and will continue to result in a decrease of recurring expenses. These are all part of our efforts to prioritize our investments and focus on our core business of partnering with our clients to seamlessly manage experiences with their customers. We believe these efforts are starting to pay-off as we experienced our first year-over-year revenue increase in over five years.  Absent any significant shocks to regional and global economic environment, we anticipate continued momentum. Together our revenue increase and cost rationalization   have enhanced our liquidity and financial flexibility, and we believe this trend will continue, although no assurance can be given that this will be the case.  For additional information, see “Liquidity and Capital Resources” section.

Results of Operations

Operating results from operations were as follows:

	Year Ended December 31,
In thousands, except per share amounts	2021	% Change	2020
Revenues	$194,596	10.0%	$176,900
Operating expenses	186,957	-0.3%	187,476
Operating income (loss)	$7,639	-172.2%	$(10,576)
Operating margin (loss)	3.9%	-165.7%	(6.0)%
Other (income) expense	(8,620)	-211.5%	7,733
Income tax expense (benefit)	1,288	-107.8%	(16,615)
Net income (loss)	$14,971	-983.8%	$(1,694)

Diluted EPS from operations	$1.76	-617.6%	$(0.34)

Year ended December 31, 2021 vs. Year ended December 31, 2020

Consolidated Results

Revenues

Revenues of $194.6 million for the year ended December 31, 2021 increased $17.7 million, or 10.0%, when compared to $176.9 million for the year ended December 31, 2020.  Revenue in our Customer Care segment increased $16.0 million, or 27.3%, to $74.7 million driven by strong project-based revenue from new clients and increases in demand by existing clients.  Revenue in our Fulfillment & Logistics Services increased $2.4 million, or 3.9%, to $63.5 million and revenue in our Marketing Services declined $0.7 million, or 1.2%, to $56.4 million. For a discussion of the causes and reasons for the year-over-year changes in revenue see “Segment Results” below.

Among other factors, our revenue performance will depend on general economic conditions in the markets we serve and how successful we are at maintaining and growing business with existing clients and acquiring new clients. We believe that, in the long-term, an increasing portion of overall marketing and advertising expenditures will be shifted from other advertising media to the type of targeted media advertising we provide resulting in a benefit to our business. Targeted media advertising results can be more effectively tracked, enabling measurement of the return on marketing investment.

Operating Expenses

Operating expenses of $187.0 million for the year ended December 31, 2021 declined $0.5 million, or 0.3%, when compared to $187.5 million for the year ended December 31, 2020.

Labor costs increased by $6.2 million, or 6.0%, when compared to the year ended December 31, 2020, primarily due to higher labor expense in our Customer Care segment driven by the increased headcount due to the increased volume of work. Production and distribution expenses increased $1.0 million, or 2.0%, when compared to the year ended December 31, 2020, primarily due to higher revenue partially offset by cost reduction initiatives. Advertising, Selling and General and Administrative expenses declined $3.7 million or 17.0%, primarily due to lower facility related costs resulting from the consolidation of our locations as well as lower legal expense.  Depreciation expense declined $1.0 million, or 29.2%, when compared to the year ended  December 31, 2020, primarily due to the disposal of production equipment in our Jacksonville facility which we exited in 2020.

The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services.  Transportation rates have increased over the last few years due to demand and supply fluctuations within the transportation industry. Future changes in transportation expenses will continue to impact our total production costs and total operating expenses and may have an impact on future demand for our supply chain management services.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

For the years ended December 31, 2021 and 2020, we recorded restructuring charges of $6.4 million and $9.4 million, respectively.  See Note N, Restructuring Activities, in the Notes to Consolidated Financial Statements for further discussion on restructuring activities.

Interest Expense

Interest expense, net, for the year ended December 31, 2021, decreased $0.3 million when compared to the year ended December 31, 2020. due to the write off of interest expense related to our PPP Term Note which was forgiven in 2021, as well as the lower interest expense associated with lower debt balances outstanding under our revolving credit facility when compared to the year ended December 31, 2020.

Other (Income) Expense, net

Total other expense, net was $0.5 million for the year ended December 31, 2021, when compared to other expense of $6.6 million for the year ended December 31, 2020.  This $6.1 million decrease in other expense was primarily attributable to a $3.7 million decrease in foreign currency revaluation expense and a $2.2 million reduction of pension expense as a result of the higher return on investment from better asset performance as well as the lower administrative fees due to the restructuring of our pension plans in 2019.

Income Taxes

Our 2021 income tax expense was $1.3 million for the year ended December 31, 2021, when compared to tax benefit of $16.6 million for the year ended December 31, 2020.  The  decrease in benefit of $17.9 million was due to the enactment of the CARES Act, which permitted the carryback of Net Operating Losses from the years 2018 through 2020 to tax years when the federal statutory rate was 35%, resulting in the additional tax benefit.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the years ended December 31, 2021 and 2020.  There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenues, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”).  For additional information, see Note O, Segment Reporting, in the Notes to Consolidated Financial Statements for further discussion.

Marketing Services:

	Year Ended December 31,
In thousands	2021	% Change	2020
Revenues	$56,388	-1.2%	$57,093
EBITDA	$7,713	38.8%	$5,558
Operating Income	7,183	45.0%	4,955
Operating Income % of Revenue	12.7%	46.8%	8.7%

Marketing Services segment revenue declined $0.7 million, or 1.2%, driven largely by the $3.0 million of mail and data services revenue that was transferred into Marketing Services segment from Fulfillment & Logistics Services segment starting from July 2020 following the sale of the bulk of our direct mail operations and a $3.7 million decline in other Marketing Services revenue for 2021 as a result of the reduction of client budgets due to the COVID-19 pandemic.  The contribution margin improved by 8.7% as a result of our cost reduction efforts.

Customer Care:

	Year Ended December 31,
In thousands	2021	% Change	2020
Revenues	$74,691	27.3%	$58,668
EBITDA	$12,569	82.5%	$6,887
Operating Income	11,720	102.4%	5,790
Operating Income % of Revenue	15.7%	59.0%	9.9%

Customer Care segment revenue increased $16.0 million primarily due to additional project work and an increase in volumes with existing clients.  Operating Income for the year ended December 31, 2021 was $11.7 million, an increase of $5.9 million when compared to the prior year.  This increase was driven by higher revenue from extension of COVID-19 related project work and increased volume from other clients. The contribution margin improved by 5.8% for the year end December 31, 2021 due to the increase in revenue as well as our restructuring efforts.

Fulfillment & Logistics Services:

	Year Ended December 31,
In thousands	2021	% Change	2020
Revenues	$63,517	3.9%	$61,139
EBITDA	$6,698	582.6%	$(1,388)
Operating Income (Loss)	5,980	322.5%	(2,688)
Operating Income (Loss) % of Revenue	9.4%	314.1%	-4.4%

Fulfillment & Logistics Services segment revenue increased $2.4 million when compared to the prior year.  The elimination of the Company's direct mail operations in the sale to Summit resulted in a $4.7 million revenue decline as outsourced direct mail is now included in our Marketing Services segment.  This decline was offset by a $7.1 million revenue increase driven by increased demand from existing customers.  Operating income was $6.0 million for 2021 when compared to an operating loss of $2.7 million in the previous year primarily driven by the higher revenue and our cost reduction efforts.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $11.9 million and $29.4 million as of December 31, 2021 and 2020, respectively. Our cash and cash equivalent and restricted cash balances were $15.1 million and $33.6 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, we had the ability to borrow an additional $18.9 million under our New Credit Facility.

During 2020, we received an aggregate of $9.6 million in tax refunds related to our net operating loss (“NOL”) and capital loss carryback for the 2013-2018 tax years. We also expect to receive additional tax refunds of $7.8 million in 2022, as a result of the change to the tax NOL carryback provisions included in the CARES Act.

Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings available under our New Credit Facility. Our cash is primarily used for general corporate purposes, working capital requirements, debt service and capital expenditures.

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services, finance and operating leases and unfunded pension plan benefit payments) and other cash needs for our operations for at least the twelve months from the date of this Annual Report through a combination of cash on hand, cash flow from operations, and borrowings under the New Credit Facility. Although the Company believes that it will be able to meet its cash needs for the short and medium term, if unforeseen circumstances arise the company may need to seek alternative sources of liquidity. To date, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or on the Company’s ability to meet its obligations under the New Credit Facility, including its ability to comply with all covenants. We will continue to closely monitor the impact the COVID-19 pandemic has on the Company’s liquidity and assess whether any additional cost saving measures, including capital expenditure deferral or human capital decisions, are needed.

Operating Activities

Net cash used in operating activities was $1.8 million for the year ended December 31, 2021, when compared to cash used by operating activities of $7.8 million for the year ended December 31, 2020.  The $6.0 million year-over-year decrease in cash used by operating activities was primarily driven by the $16.7 million higher net income which was partially offset by $10 million non-cash gain from extinguishment of the PPP Term Note in the year ended December 31, 2021.

Investing Activities

Net cash used in investing activities was $2.9 million for the year ended December 31, 2021, when compared to cash used in investing activities of $0.8 million for the year ended December 31, 2020. The $2.1 million decrease was mainly due to the $1.9 million of proceeds from the sale of direct mail assets and equipment in the Jacksonville facility to Summit in 2020 and $0.3 million increase in capital expenditure in the year ended December 31, 2021, when compared to the year ended December 31, 2020. Capital expenditure for 2021 was mainly related to technology investment as well as pallet racking for our new Kansas City (KS) facility.

Financing Activities

Net cash used in financing activities was $13.4 million for the year ended December 31, 2021, when compared to $7.3 million net cash provided by financing activities for the year ended December 31, 2020. The $20.7 million decrease was primarily due to the $10 million of cash proceeds from the PPP Term Note we received in the second quarter of 2020, when compared to $5 million cash proceeds from New Credit Facility for the year ended December 31, 2021,and the $17.1 million paydown of the Texas Capital Credit Facility, when compared to a $1.6 million paydown of the Texas Capital Credit Facility for the year ended December 31, 2020.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of December 31, 2021 and 2020 were $2.6 million and $2.5 million, respectively.  The Company does not believe it will need to re-patriate foreign cash holdings to meet domestic obligations.

Long Term Debt

On December 21, 2021, the Company entered into a new three-year, $25,000,000 asset-based revolving credit facility (the "New Credit Facility") with Texas Capital Bank.  The Company’s obligations under the New Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”).   The New Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, between the Company, TCB and the other grantors party thereto (the "Security Agreement").

The New Credit Facility provides for loans up to the lesser of (a) $25,000,000, and (b) the amount available under a "borrowing base" calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The New Credit Facility allows the Company to use up to $3,000,000 of its borrowing capacity to issue letters of credit.

The loans under the New Credit Facility accrue interest at a varying rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The outstanding amounts advanced under the New Credit Facility are due and payable in full on December 21, 2024.

The Company may voluntarily prepay all or any portion of the loans advanced under the New Credit Facility at any time, without premium or penalty. The New Credit Facility is subject to mandatory prepayments (i) from the net proceeds of asset dispositions not otherwise permitted under the New Credit Facility; (ii) if the unpaid principal balance under the New Credit Facility plus the aggregate face amount of all outstanding letters of credit exceeds the borrowing base; (iii) in an amount equal to 50% of the net proceeds of issuances of capital stock (subject to customary exceptions); or (iv) in an amount equal to the net proceeds from any issuance of debt not otherwise permitted under the New Credit Facility.

The New Credit Facility contains certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by U.S. GAAP).

In connection with entering into the New Credit Facility, the Company and Texas Capital Bank terminated the old Texas Capital Credit Facility. Prior to termination of the old Texas Capital Credit Facility, the Company used cash on hand to pay down $8.1 million outstanding and the remaining $5 million of loans outstanding were deemed to be outstanding under the New Credit Facility. Texas Capital Bank did not require the New Credit Facility to be guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of the Company's founders) or any other third-party credit support.

As of December 31, 2021 and 2020, we had letters of credit in the amount of $1.1 million and $1.8 million outstanding, respectively. No amounts were drawn against these letters of credit as of December 31, 2021 and 2020. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability. We had no other off-balance sheet financing arrangements as of December 31, 2021 and 2020.

As of December 31, 2021, we had $5.0 million of borrowings outstanding under the New Credit Facility. As of December31, 2020, we had $17.1 million of borrowings outstanding under the Texas Capital Facility. As of December 31, 2021, we had the ability to borrow an additional $18.9 million under the New Credit Facility.

On April 20, 2020, the Company received loan proceeds in the amount of $10.0 million under the Small Business Administration ("SBA") PPP Term Note.

On June 10, 2021, we received notice that the entire amount of our PPP Term Note was forgiven by the SBA because we used the proceeds from the loan as contemplated under the CARES Act.  We recorded the $10.0 million of debt extinguishment as "Gain from extinguishment of debt (Paycheck Protection Program Term Note)" in the Consolidated Statements of Comprehensive Income (Loss).

Dividends

We did not pay any dividends in either 2021 or 2020. We currently intend to retain any future earnings and do not expect to pay cash dividends on our common stock in the foreseeable future. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

Share Repurchase

During 2021 and 2020, we did not repurchase any shares of our common stock under our current stock repurchase program that was publicly announced in August 2014. Under our current program we are authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of December 31, 2021, we had authorization of $11.4 million remaining under this program. From 1997 through December 31, 2015, we repurchased 6.8 million shares for an aggregate of $1.2 billion under this program and previously announced programs.  We have not made any repurchases under the program since 2015.  Any repurchases under the program would require the consent of the holders of our Series A Convertible Preferred Stock.

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

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. The areas that we believe involve the most significant management estimates and assumptions are detailed below. On an ongoing basis, management reviews its estimates and assumptions based on currently available information.

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

Revenue Recognition

Application of various accounting principles in accordance with U.S. GAAP related to measurement and recognition of revenue requires us to make significant judgments and estimates. Specifically, complex arrangements with non-standard terms and conditions may require significant contract interpretation to determine appropriate accounting.  For revenue generated from arrangements that involve third parties, there is significant judgment in evaluating whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis.

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

Recent Accounting Pronouncements

See Note B, Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements for a discussion of certain accounting standards that we have recently adopted and certain accounting standards that we have not yet been required to adopt and may be applicable to our future financial condition and results of operations.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1)	Financial Statements

The financial statements filed as part of this report and referenced in Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page 30 of this Form 10-K (Financial Statements).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Harte Hanks, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harte Hanks, Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

   Revenue from Contracts with Customers

As described in Note C to the consolidated financial statements, the Company recorded $194.6 million in revenue for the year ended December 31, 2021, which consists of three major revenue streams. The nature of the services offered by each revenue stream is different, and the Company’s process for revenue recognition differs between each of the discrete revenue streams. Additionally, a portion of the Company’s revenue is recognized through large volumes of low-dollar transactions. The Company’s revenue recognition processes are reliant upon a combination of automated and manual controls which rely on several distinct information technology (IT) systems.

We identified revenue from contracts with customers as a critical audit matter. Obtaining an understanding of the complex processes and systems used in the Company’s revenue recognition and evaluating the processes and related internal controls for multiple revenue streams required significant auditor effort, including specialized skills and knowledge related to several distinct IT systems. Additionally, determining the nature and extent of our audit procedures and evaluating the overall sufficiency of the audit evidence required subjective auditor judgment.

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

●	For a selection of transactions, comparing the amount of revenue recorded for consistency with underlying supporting documentation.
●	Evaluating the overall sufficiency of the audit evidence obtained over revenue

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2019.

Tewksbury, Massachusetts

March 21, 2022

Harte Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$11,911	$29,408
Restricted cash	3,222	4,154
Accounts receivable (less allowance of $266 at December 31, 2021 and $241 at December 31, 2020)	41,051	36,023
Unbilled accounts receivable	8,134	5,510
Contract assets	622	613
Prepaid expenses	1,948	2,256
Prepaid income tax and income tax receivable	7,456	7,388
Other current assets	1,031	886
Total current assets	75,375	86,238
Property, plant and equipment
Buildings and improvements	6,430	8,882
Equipment and furniture	21,189	33,650
Software	29,949	32,693
Software development and equipment installations in progress	2,691	315
Gross property, plant and equipment	60,259	75,540
Less accumulated depreciation	(52,512)	(69,662)
Net property, plant and equipment	7,747	5,878
Right-of-use assets	22,142	24,750
Other assets	2,597	2,632
Total assets	$107,861	$119,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$16,132	$16,294
Accrued payroll and related expenses	7,028	5,248
Short-term debt	—	4,926
Deferred revenue and customer advances	3,942	4,661
Customer postage and program deposits	6,496	6,497
Other current liabilities	2,291	2,903
Short-term lease liabilities	6,553	6,663
Total current liabilities	42,442	47,192
Long-term debt, net of current portion	5,000	22,174
Pension liabilities - Qualified plans	27,359	40,512
Pension liabilities - Nonqualified plan	25,140	26,978
Long-term lease liabilities	19,215	21,295
Other long-term liabilities	3,697	4,747
Total liabilities	122,853	162,898

Preferred stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding	9,723	9,723

Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized,12,121,484 shares issued, 6,976,144 and 6,599,309 shares outstanding at December 31, 2021 and December 31, 2020, respectively	12,121	12,121
Additional paid-in capital	290,711	383,043
Retained earnings	811,094	796,123
Less treasury stock, 5,145,340 shares at cost at December 31, 2021 and 5,522,175 shares at cost at December 31, 2020	(1,085,313)	(1,178,799)
Accumulated other comprehensive loss	(53,328)	(65,611)
Total stockholders’ deficit	(24,715)	(53,123)
Total liabilities, preferred stock and stockholders’ deficit	$107,861	$119,498

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
In thousands, except per share amounts	2021	2020
Operating revenue	$194,596	$176,900
Operating expenses
Labor	109,917	103,675
Production and distribution	50,264	49,290
Advertising, selling, general and administrative	17,858	21,522
Restructuring expense	6,359	9,374
Depreciation expense	2,559	3,615
Total operating expenses	186,957	187,476
Operating income (loss)	7,639	(10,576)
Other (income) expense, net
Interest expense, net	903	1,164
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	(10,000)	—
Other, net	477	6,569
Total other (income) expense, net	(8,620)	7,733
Income (loss) before income taxes	16,259	(18,309)
Income tax expense (benefit)	1,288	(16,615)
Net income (loss)	$14,971	$(1,694)

Less: Preferred stock dividends	496	496
Less: Earnings attributable to participating securities	1,858	—
Income (loss) attributable to common stockholders	$12,617	$(2,190)

Earnings (loss) per common share
Basic	$1.85	$(0.34)
Diluted	$1.76	$(0.34)

Weighted-average shares used to compute income (loss) per share attributable to common shares
Basic	6,802	6,469
Diluted	7,209	6,469

Comprehensive income (loss), net of tax
Net income (loss)	$14,971	$(1,694)

Adjustment to pension liability	14,150	(4,657)
Foreign currency translation adjustments	(1,867)	2,180
Total other comprehensive income (loss), net of tax	12,283	(2,477)

Comprehensive income (loss)	$27,254	$(4,171)

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Deficit

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	(loss) income	Equity (Deficit)
Balance at December 31, 2019	$9,723	$12,121	$447,022	$797,817	$(1,243,509)	$(63,134)	$(49,683)
Stock-based compensation	—	—	753	—	—	—	753
Vesting of RSU's	—	—	(64,732)	—	64,710	—	(22)
Net loss	—	—	—	(1,694)	—	—	(1,694)
Other comprehensive loss	—	—	—	—	—	(2,477)	(2,477)
Balance at December 31, 2020	$9,723	$12,121	$383,043	$796,123	$(1,178,799)	$(65,611)	$(53,123)
Exercise of stock options	—	—	(6,708)	—	6,802	—	94
Stock-based compensation	—	—	1,445	—	—	—	1,445
Vesting of RSU's	—	—	(87,069)	—	86,684	—	(385)
Net income	—	—	—	14,971	—	—	14,971
Other comprehensive income	—	—	—	—	—	12,283	12,283
Balance at December 31, 2021	$9,723	$12,121	$290,711	$811,094	$(1,085,313)	$(53,328)	$(24,715)

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$14,971	$(1,694)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	2,559	3,615
Restructuring	913	3,195
Stock-based compensation	1,469	764
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	(10,000)	—
Net pension (payment) cost	(717)	(7,134)
Deferred income taxes	—	(244)
Changes in assets and liabilities, net of dispositions:
(Increase) decrease in accounts receivable, net and contract assets	(9,175)	(931)
(Increase) decrease in prepaid expenses, income tax receivable and other current assets	925	(3,469)
Decrease in accounts payable and accrued expense	(395)	(997)
Decrease in other accrued expenses and liabilities	(2,313)	(945)
Net cash used in operating activities	(1,763)	(7,840)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,046)	(2,699)
Proceeds from the sale of property, plant and equipment	146	1,924
Net cash used in investing activities	(2,900)	(775)

Cash Flows from Financing Activities
Borrowings	5,000	10,000
Repayment of borrowings	(17,100)	(1,600)
Debt financing costs	(795)	(653)
Payment of finance leases	(227)	(412)
Treasury stock activities	(291)	(22)
Net cash (used in) provided by financing activities	(13,413)	7,313

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(353)	742

Net decrease in cash and cash equivalents and restricted cash	(18,429)	(560)
Cash and cash equivalents and restricted cash at beginning of year	33,562	34,122
Cash and cash equivalents and restricted cash at end of year	$15,133	$33,562

Supplemental disclosures
Cash paid for interest	$490	$652
Cash received for income taxes, net of payments	$1,323	$9,216
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable and accrued expense	$2,715	$1,965

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. In connection with the pandemic, some of our customers have reduced their demand for our services while other customers have requested accommodations including extensions of payment or restructuring of agreements.  In addition, some of our customers have declared bankruptcy and it is possible that additional customers will file for bankruptcy in the coming months.  Our Customer Care business has experienced increases in volumes and has added new business from existing clients as well as new clients due to the increased demand for these services driven by COVID-19.  While the COVID-19 pandemic has not had a material adverse impact on the Company’s business operations, liquidity or ability to comply with covenants to date, the pandemic has caused significant volatility in the global markets and has caused many companies to slow production or find alternative means for employees to perform their work. It is possible that the COVID-19 pandemic, the measures taken by governments around the globe, including in connection with the emergence of variants of the virus and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as the financial stability of its customers. The COVID-19 pandemic may also exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in this Annual Report on Form-10K, which could materially affect our business, financial condition, or future results.   Refer to "Item 1A. Risk Factors" in this Annual Report on Form 10-K for a further discussion on COVID-19 and the risks the Company currently faces.

Segment Reporting

The Company operates three business segments: Marketing Services; Customer Care; and Fulfillment & Logistics Services. Our Chief Executive Officer (“CEO”) is considered to be our chief operating decision maker. Our CEO reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance by using the three financial measures: revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (EBITDA).

Geographic Concentrations

Depending on the needs of our clients, our services are provided through an integrated approach through twelve facilities worldwide, of which four are located outside of the U.S.

The following table provides information about the operations in different geographic area for the periods indicated:

	Year Ended December 31,
In thousands	2021	2020
Revenue (1)
United States	$175,437	$156,688
Other countries	19,159	20,212
Total revenue	$194,596	$176,900

	December 31,
In thousands	2021	2020
Property, plant and equipment (2)
United States	$7,549	$5,495
Other countries	198	383
Total property, plant and equipment	$7,747	$5,878

(1)	Geographic revenues are based on the location of the service being performed.
(2)	Property, plant and equipment are based on physical location.

Revenue and Credit Concentration

One customer represented 14.6% of total accounts receivable as of December 31, 2021.  The same customer comprised 15.1% of total revenue for the year ended December 31, 2021. One customer represented 10% of total accounts receivable as of December 31, 2020.  Another customer comprised 11.2% of total revenue for the year ended December 31, 2020.  Our largest 25 customers in terms of revenue comprised 72.6% and 62.0% of total revenue for the years ended December 31, 2021 and 2020, respectively.

Related Party Transactions

From 2016 until October 2020, we conducted business with Wipro, whereby Wipro provided us with a variety of technology-related services. We have since terminated all service agreements with Wipro.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro’s option into 1,001,614 shares, or 14% of our Common Stock as of December 31, 2021), for aggregate consideration of $9.9 million. For information pertaining to the Company’s preferred stock, See Note E, Convertible Preferred Stock.

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

Use of Estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from those estimates due to uncertainties. Such estimates include, but are not limited to, estimates related to lease accounting; pension accounting; fair value for purposes of assessing long-lived assets for impairment; revenue recognition; income taxes; stock-based compensation and contingencies. On an ongoing basis, management reviews its estimates and assumptions based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.

Operating Expense Presentation in the Consolidated Statements of Comprehensive Income (Loss)

The “Labor” line in the Consolidated Statements of Comprehensive Income (Loss) includes all employee payroll and benefits costs, including stock-based compensation and temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization expense.

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

Revenue from agency and digital services, direct mail, logistics, fulfillment and contact center is recognized as the work is performed. Fees for these services are determined by the terms set forth in each contract. These fees are typically a set fixed price or rate by transaction occurrence, service provided, time spent, or product delivered.

For arrangements requiring the design and build out of a database, revenue is not recognized until client acceptance occurs. Up-front fees billed during the setup phase for these arrangements are deferred and direct build costs are capitalized. Pricing for these types of arrangements is typically based on a fixed price determined in the contract. Revenue from other database marketing solutions is recognized ratably over the contractual service period. Pricing for these services is typically based on a fixed price per month or per contract.

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, Fair Value Measurements and Disclosures, ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels:

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts which is used to reduce accounts receivable to the amount of cash expected to be collected. The methodology used to determine the minimum allowance is based on our prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific clients’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance of doubtful accounts balance are recorded as increases or decreases to bad debt expense, which is included in the “Advertising, selling, general, and administrative” line of our Consolidated Statements of Comprehensive Income (Loss). The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
In thousands	2021	2020
Balance at beginning of year	$241	$666
Net charges to expense	95	115
Amounts recovered against the allowance	(70)	(540)
Balance at end of year	$266	$241

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The general ranges of estimated useful lives are:

Years
Buildings and improvements	3 to 40
Software	2 to 10
Equipment and furniture	3 to 20

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We recorded a $0.2 million and $0.8 million impairment of long-lived assets in 2021 and 2020, respectively.

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

Capitalization of Software Development Costs

Capitalized software costs for research and development are amortized over a five-year period. On an ongoing basis, management reviews the valuation of these software costs to determine if there has been impairment to the carrying value of these assets, and adjusts this value accordingly.

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

Earnings Per Share

Basic earnings per common share is based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents are calculated based on the assumed exercise of stock options and vesting of unvested shares using the treasury stock method.

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

The reserve is estimated using current claims activity, historical experience, and claims incurred but not reported. We use loss development factors that consider both industry norms and company specific information. Our liability is recorded at the estimate of the ultimate cost of claims at the balance sheet date. At December 31, 2021 and 2020, our reserve for healthcare, workers’ compensation, net, automobile, and general liability was $1.2 million and $1.4 million, respectively. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income (Loss).  Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income (Loss).

Foreign Currencies

In most instances the functional currencies of our foreign operations are the local currencies. Assets and liabilities recorded in foreign currencies are translated in U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during a given month. Adjustments resulting from this translation are charged or credited to other comprehensive income (loss).

Note B - Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes become effective for the Company on January 1, 2022. The Company is currently evaluating the potential impact and does not believe the impact will be material.

Note C - Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers,(ASC 606). Under ASC 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the product sold or service provided. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant.  The Company's contracts with its customers generally do not include rights of return or a significant financing component.

Consistent with legacy U.S. GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different. The following tables summarize revenue from contracts with customers for the years ended December 31, 2021 and 2020 from our three business segments and the pattern of revenue recognition:

	For the Year Ended December 31, 2021
	Revenue for performance	Revenue for performance
	obligations recognized	obligations recognized at a
In thousands	over time	point in time	Total
Marketing Services	$48,450	$7,938	$56,388
Customer Care	74,691	—	74,691
Fulfillment & Logistics Services	55,754	7,763	63,517
Total Revenue	$178,895	$15,701	$194,596

	For the Year Ended December 31, 2020
	Revenue for performance	Revenue for performance
	obligations recognized	obligations recognized at a
In thousands	over time	point in time	Total
Marketing Services	$51,421	$5,672	$57,093
Customer Care	58,668	—	58,668
Fulfillment & Logistics Services	52,503	8,636	61,139
Total Revenue	$162,592	$14,308	$176,900

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

Our database solutions are built around centralized marketing databases with services rendered to build custom databases, database hosting services, customer or target marketing lists and data processing services.

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. As we do not deem these activities as transferring a separate promised service, the receipt of such fees represents advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts). The balance of upfront non-refundable fees collected from customers was not material to the Company's consolidated financial statements as of December 31, 2021 and 2020.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of  December 31, 2021, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Consolidated Balance Sheets as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of December 31, 2021 and 2020:

In thousands	December 31, 2021	December 31, 2020
Contract assets	$622	$613
Deferred revenue and customer advances	3,942	4,661
Deferred revenue included in other long-term liabilities	756	817

Revenue recognized during the year ended December 31, 2021 from amounts included in deferred revenue as of  December 31, 2020 was approximately $4.2 million.  Revenue recognized during the year ended December 31, 2020 from amounts included in deferred revenue as of  December 31, 2019 was approximately $4.5 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.5 million and $1.3 million as of December 31, 2021 and 2020, respectively.  For the years presented, no impairment was recognized.

Note D - Leases

We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). Our leases have remaining lease terms of one year to nine years, some of which may include options to extend the leases for up to an additional five years.

We sublease our Fullerton (CA), Jacksonville (FL) and Uxbridge (UK) facilities. The leases and subleases for these three facilities expire at various dates, the latest being fiscal year 2023.

As of December 31, 2021, assets recorded under finance and operating leases were approximately $0.8 million and $21.4 million respectively, and accumulated amortization associated with finance leases was $0.7 million. As of December 31, 2020, assets recorded under finance and operating leases were approximately $1.0 million and $23.8 million respectively, and accumulated depreciation associated with finance leases was $0.5 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

During the year ended December 31, 2021, we impaired three leases for the facilities we no longer occupied.  The resulting impairment and early termination charges are included in our restructuring expenses for the year ended December 31, 2021. During the year ended December 31, 2020, we modified the terms of some of our existing leases which resulted in the re-measurement of the related ROU assets and lease liabilities. We also exercised early termination options and impaired a lease for a facility we were vacating. The resulting impairment and early termination charges are included in our restructuring expenses in the year ended December 31, 2020.  Please refer to Note N - Restructuring Activities for more details.

The following tables present supplemental balance sheet information related to our financing and operating leases:

In thousands	As of December 31, 2021
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$21,382	$760	$22,142

Liabilities
Short-term lease liabilities	6,359	194	6,553
Long-term lease liabilities	19,004	211	19,215
Total Lease Liabilities	$25,363	$405	$25,768

In thousands	As of December 31, 2020
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$23,793	$957	$24,750

Liabilities
Short-term lease liabilities	6,436	227	6,663
Long-term lease liabilities	20,892	403	21,295
Total Lease Liabilities	$27,328	$630	$27,958

For the year ended  December 31, 2021 and 2020, the components of lease expense were as follows:

In thousands	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	$7,745	$8,646
Finance lease cost
Amortization of right-of-use assets	195	240
Interest on lease liabilities	27	45
Total Finance lease cost	222	285
Variable lease cost	2,604	3,085
Sublease income	(1,153)	(470)
Total lease cost, net	$9,418	$11,546

Other information related to leases was as follows:

In thousands	Year Ended December 31, 2021	Year Ended December 31, 2020
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,287	$18,777
Operating cash flows from finance leases	25	40
Financing cash flows from finance leases	227	412

Weighted Average Remaining Lease term

Operating leases	6.16	6.05
Finance leases	2.16	2.97

Weighted Average Discount Rate
Operating leases	3.45%	3.72%
Finance leases	5.41%	6.74%

The maturities of the Company’s finance and operating lease liabilities as of December 31, 2021 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
2022	$6,510	$209
2023	5,285	167
2024	3,856	48
2025	2,119	6
2026	2,014	—
2027 & Beyond	8,229	—
Total future minimum lease payments	28,013	430
Less: Imputed interest	2,650	25
Total lease liabilities	$25,363	$405

(1) Non-cancelable sublease proceeds for the fiscal year ending December 31, 2022, and 2023 of $0.7 million and $0.2 million, respectively, are not included in the table above.

As of December 31, 2021, we have no new operating leases that have not yet commenced.

Note E - Convertible Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 1.0 million shares of preferred stock. On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro at an issue price of $1,000 per share, for gross proceeds of $9.9 million pursuant to a Certificate of Designation filed with the State of Delaware on January 29, 2018. We incurred $0.2 million of transaction fees in connection with the issuance of the Series A Preferred Stock which were netted against the gross proceeds of $9.9 million on our Consolidated Financial Statements.

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

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction (collectively, a “Liquidation”), shares of Series A Preferred Stock which have not been otherwise converted to common stock, shall be entitled to receive dividends that accrue at a rate of (i) 5.0% each year, or (ii) the rate that cash dividends are paid in respect of shares of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5.0%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors (the “Board”). Dividends are payable solely upon a Liquidation, and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of December 31, 2021, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $1.9 million or $196.03 per share of Series A Preferred Stock.

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Consolidated Balance Sheets as of December 31, 2021 and 2020.

Note F — Long-Term Debt

As of December 31, 2021 and 2020, long-term debt was as follows:

In thousands	December 31, 2021	December 31, 2020
Revolving credit facility	$5,000	$17,100
Paycheck Protection Program Term Note	—	10,000
Total debt	5,000	27,100
Less: current portion of long-term debt	—	(4,926)
Long-term debt	$5,000	$22,174

Credit Facilities

As of December 31, 2021, we had $5.0 million of borrowings outstanding under the New Credit Facility (as defined below). As of December31, 2020, we had $17.1 million of borrowings outstanding under the old Texas Capital Facility (as defined below). As of  December 31, 2021, we had the ability to borrow an additional $18.9 million under the New Credit Facility.

As of December 31, 2021 and 2020, we had letters of credit outstanding in the amount of $1.1 million and $1.8 million, respectively.  No amounts were drawn against these letters of credit at  December 31, 2021 .  These letters of credit exist to support insurance programs relating to workers‘ compensation, automobile, and general liability.

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A (“Texas Capital Bank”), that provided a $20.0 million revolving credit facility (the old “Texas Capital Credit Facility”) and for letters of credit issued by Texas Capital Bank up to $5.0 million. The old Texas Capital Credit Facility was secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The old Texas Capital Credit Facility was guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).  The old Texas Capital Credit Facility originally had an expiration date of April 17, 2019, at which point all outstanding amounts would have been due. On January 9, 2018, we entered into an amendment to the old Texas Capital Credit Facility that increased the borrowing capacity to $22.0 million and extended the maturity by one year to April 17, 2020. On May 7, 2019, we entered into a second amendment to the old Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2021. On May 11, 2020, we entered into a third amendment to the old Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2022 and decreased the borrowing capacity to $19.0 million.  On May 5, 2021, we entered into a fourth amendment to the old Texas Capital Credit Facility which further extended the maturity of the facility by one year to April 17, 2023 and decreased the borrowing capacity to $15.0 million.  The old Texas Capital Credit Facility was secured by substantially all our assets and continues to be guaranteed by HHS Guaranty, LLC ("HHS").

The old Texas Capital Credit Facility was subject to customary covenants requiring insurance, legal compliance, payment of taxes, prohibition of second liens, and secondary indebtedness, as well as the filing of quarterly and annual financial statements. The Company had been in compliance with all of the requirements.

Under the old Texas Capital Credit Facility, we were permitted to elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrued interest at 0.50%. We were required to pay a quarterly fee of 0.5% of the value of the collateral HHS actually pledged to secure the facility as consideration for the guarantee, which for the year ended December 31, 2021 amounted to $0.4 million.

On December 21, 2021, the Company entered into a new three-year, $25,000,000 asset-based revolving credit facility (the "New Credit Facility") with Texas Capital Bank.  The Company’s obligations under the New Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”).   The New Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, between the Company, Texas Capital Bank and the other grantors party thereto (the "Security Agreement").

The New Credit Facility is subject to certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by U.S. GAAP).  The Company was in compliance with all of the requirements as of December 31, 2021.

The loans under the New Credit Facility accrue interest at a varying rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The interest rate was 2.32% as of December 31, 2021. The outstanding amounts advanced under the New Credit Facility are due and payable in full on December 21, 2024.

In connection with entering into the New Credit Facility, the Company and Texas Capital Bank terminated the Company's old Texas Capital Credit Facility. Prior to termination of the old Texas Capital Credit Facility, the Company used cash on hand to pay down $12.1 million outstanding under the old Texas Capital Credit Facility and the remaining $5 million of loans outstanding under the old Texas Capital Credit Facility were deemed to be outstanding under the New Credit Facility. Unlike the old Texas Capital Credit Facility, Texas Capital Bank did not require the New Credit Facility to be guaranteed by HHS.

Cash payments for interest were $0.5 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

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

We applied for forgiveness of the entire $10.0 million PPP Term Note in the first quarter of 2021 because we used the proceeds from the loan as contemplated under the CARES Act.  On June 10, 2021, we received notice that the entire amount of our PPP Loan was forgiven by the SBA.  We recorded the $10.0 million of debt extinguishment as "Gain from extinguishment of debt" in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Income (Loss). We recognized $1.5 million and $0.8 million of stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively.

In May 2013, our stockholders approved the 2013 Omnibus Incentive Plan (“2013 Plan”), pursuant to which we may issue up to 500,000 shares of stock-based awards to directors, employees, and consultants, as adjusted for the reverse stock split. The 2013 Plan replaced the stockholder-approved 2005 Omnibus Incentive Plan (“2005 Plan”), pursuant to which we issued equity securities to directors, officers, and key employees. No additional stock-based awards will be granted under the 2005 Plan, but awards previously granted under the 2005 Plan will remain outstanding in accordance with their respective terms. In August 2018, we filed a Form S-8 to increase the total registered shares under 2013 Plan to 553,673 shares. As of December 31, 2021 and 2020, there were 188,285 and 20,707 shares available, respectively, for grant under the 2013 Plan.

In 2020, we established our 2020 Equity Incentive Plan ("2020 Plan") which took the place of the 2015 Equity Incentive Plan (“2015 Plan”). Any shares of common stock that remain eligible for issuance under the 2015 Plan are now eligible for issuance under the 2020 Plan.   In August 2020, we filed a Form S-8 to register up to an aggregate of 2,521,244 shares that may be issued under the 2020 Plan.  The 2020 Plan provides for the issuance of stock-based awards to directors, employees and consultants. No additional stock-based awards will be granted under the 2013 plan, but awards previously granted under the 2013 Plan will remain outstanding in accordance with their respective terms.  As of December 31, 2021 and 2020, there were 1.6 million and 2.0 million shares  available, respectively, for grant under the 2020 Plan.

We granted equity awards to our Chief Executive Officer and Chief Operating Officer in 2020, as a material inducement for acceptance of such positions. These options, restricted stock, and performance unit awards were not issued under the 2020 Plan and were not submitted for stockholder approval.

Stock Options

Options granted under the 2020 Plan, 2013 Plan or as inducement awards have an exercise price equal to the market value of the common stock on the grant date.  These options become exercisable in 25% increments on the first four anniversaries of their date of grant and expire on the tenth anniversary of their date of grant.  There were no options outstanding under the 2020 plan as of  December 31, 2021 and 2020.

Options to purchase 8,565 shares granted under 2013 Plan awards were outstanding as of  December 31, 2021, with exercise prices ranging from $76.80  to $115.20 per share. There were no inducement award options outstanding at December 31, 2021 and 2020.

Options under the 2005 Plan were granted at exercise prices equal to the market value of the common stock on the grant date. All such awards have met their respective vesting dates. Options to purchase 29,050 shares were outstanding under the 2005 Plan as of December 31, 2021, with exercise prices ranging from $76.80 to $115.20 per share.  Options to purchase 31,950 shares were outstanding under the 2005 Plan as of December 31, 2020, with exercise prices ranging from $76.80 to $184.65 per share.

Options granted to officers after April 2015 vest in full upon a change in control if such options are not assumed or replaced by a publicly traded successor with an equivalent award (as defined in such officers’ change in control severance agreements).

The following summarizes all stock option activity during the years ended December 31, 2021 and 2020:

			Weighted- Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
In thousands	Shares	Exercise Price	Term (Years)	(Thousands)
Options outstanding at December 31, 2019	126,696	$57.48

Adjustment and Correction	(7,500)	53.61
Granted in 2020	—	—
Exercised in 2020	—	—		—
Unvested options forfeited in 2020	—	—
Vested options expired in 2020	(31,449)	90.89
Options outstanding at December 31, 2020	87,747	$40.25	5.46

Granted in 2021	—	—
Exercised in 2021	(31,906)	2.95		—
Unvested options forfeited in 2021	(7,411)	7.40
Vested options expired in 2021	(10,815)	37.87
Options outstanding at December 31, 2021	37,615	$80.21	1.36	—

Vested and expected to vest at December 31, 2021	37,615	$80.21	1.36	—

Exercisable at December 31, 2021	37,615	$80.21	1.36	—

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2021. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2021 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2021:

Range of	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Exercise Price	Remaining Life (Years)	Exercisable	Exercise Price
$76.80 - 115.20	37,615	$80.21	1.36	37,615	$80.21

No options were granted  during 2021 and 2020.  As of December 31, 2021, there was no unrecognized compensation cost related to unvested stock options.

Cash Stock Appreciation Rights

In 2016 and 2017, the Board of Directors approved grants of cash settling stock appreciation rights under the 2013 Plan. Cash stock appreciation rights vest in 25% increments on the first four anniversaries of the date of grant and expire after 10 years. Cash stock appreciation rights settle solely in cash and are treated as a liability.

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

The fair value of each cash stock appreciation right is estimated on the date of grant using the Black-Scholes Option-Pricing Model and is revalued at the end of each period. Changes in fair value are recorded to the income statement as changes to expense. As of December 31, 2021, there was no unrecognized compensation cost related to unvested cash stock appreciation right grants.

Restricted Stock Units

Restricted stock units granted as inducement awards or under the 2020 Plan and 2013 Plan vest in three equal increments on the first three anniversaries of their date of grant. Restricted stock units settle in treasury stock and are treated as equity. Outstanding restricted stock units granted to officers as inducement awards or under the 2013 Plan vest in full (to the extent not previously vested) upon a change in control if such unvested shares are not assumed or replaced by a publicly traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

The following summarizes all restricted stock units’ activity during 2021 and 2020:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding at December 31, 2019	428,291	$3.99

Adjustment and Correction	13,158	3.99
Granted in 2020	730,150	2.02
Vested in 2020	(303,020)	3.96
Forfeited in 2020	(78,870)	3.46
Unvested shares outstanding at December 31, 2020	789,709	$2.22

Granted in 2021	500,890	5.72
Vested in 2021	(396,407)	3.00
Forfeited in 2021	(247,753)	2.35
Unvested shares outstanding at December 31, 2021	646,439	$4.41

The fair value of each restricted stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant. As of December 31, 2021, there was $2.3 million of total unrecognized compensation cost related to restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 2.20 years.

Phantom Stock Units

In 2016 and 2017, the Board of Directors approved grants of phantom stock units under the 2013 Plan. Phantom stock units vest in 25% increments on the first four anniversaries of the date of grant. Phantom stock units settle solely in cash and are treated as a liability. Grants of phantom stock units made to officers under the 2013 Plan vest in full (to the extent not previously vested) upon a change in control if they are not assumed or replaced by a publicly traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

The following summarizes all phantom stock unit activity during 2021 and 2020:

		Weighted-
	Number of	Average Grant
	Units	Date Fair Value
Phantom stock units outstanding at December 31, 2019	14,820	$13.55

Adjustment and Correction	(786)
Granted in 2020	—	—
Vested in 2020	(8,032)	16.40
Forfeited in 2020	(1,656)	9.70
Phantom stock units outstanding at December 31, 2020	4,346	$9.70

Granted in 2021	—	—
Vested in 2021	(4,146)	9.70
Forfeited in 2021	(200)	9.70
Phantom stock units outstanding at December 31, 2021	—

The fair value of each phantom stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period. As of December 31, 2021, there was no unrecognized compensation cost related to phantom stock units.

Performance Stock Units

Under the 2020 Plan and 2013 Plan and grants of inducement awards, performance stock units are a form of share-based award similar to unvested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over a roughly three-year period. At the end of the performance period, the number of shares of stock issued will be determined in accordance with the specified performance target(s) in a range between 0% and 100%. Performance stock units vest solely in common stock and are treated as equity. Upon a change in control, performance stock units granted to officers vest on a pro-rated basis (based on time elapsed from the grant) to the extent not previously settled if they are not assumed or replaced by a publicly traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

The following summarizes all performance stock unit activity during 2021 and 2020:

		Weighted-
	Number of	Average Grant-
	Units	Date Fair Value+E155
Performance stock units outstanding at December 31, 2019	207,929	$3.27

Adjustment and Correction	(52,632)	—
Granted in 2020	—	—
Settled in 2020	(4,225)	9.70
Forfeited in 2020	(118,804)	2.79
Performance stock units outstanding at December 31, 2020	32,268	$4.14

Granted in 2021	75,000	5.59
Vested in 2021	(13,158)	3.30
Forfeited in 2021	—
Performance stock units outstanding at December 31, 2021	94,110	$5.41

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2021,  the total unrecognized compensation cost related to performance stock units was approximately $430,437.  This cost is expected to be recognized over a weighted average period of approximately 9.35 years.

Cash Performance Stock Units

In 2016 and 2017, the Board of Directors approved grants of cash performance stock units under the 2013 Plan. Cash performance stock units are a form of share-based award similar to phantom stock units, except that the number of units ultimately issued is based on our performance against specific performance goals measured after a three-year period. At the end of the performance period, the number of units vesting will be determined in accordance with specified performance target(s) in a range between 0% and 100%. Cash performance stock units settle solely in cash and are treated as a liability. Upon a change in control, cash performance stock units granted to officers vest on a pro-rated basis (based on time elapsed from the grant) to the extent not previously settled if they are not assumed or replaced by a publicly traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

There is no cash performance stock unit activity during 2021 and 2020.

The fair value of each cash performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date of grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2021, there was no unrecognized compensation cost related to cash performance stock units.

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

The overfunded or underfunded status of our defined benefit post-retirement plans is recorded as an asset or liability on our balance sheets. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. Periodic changes in the funded status are recognized through other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). We currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end Consolidated Balance Sheets.

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$198,586	$189,807
Interest cost	4,674	5,894
Actuarial (gain) loss	(6,610)	13,380
Benefits paid	(10,609)	(10,495)
Benefit obligation at end of year	$186,041	$198,586

Change in plan assets
Fair value of plan assets at beginning of year	$129,348	$118,092
Actual return on plan assets	10,977	11,014
Contributions	2,025	10,737
Benefits paid	(10,609)	(10,495)
Fair value of plan assets at end of year	$131,741	$129,348
		\
Funded status at end of year	$(54,300)	$(69,238)

The following amounts have been recognized in the Consolidated Balance Sheets as of  December 31:

In thousands	2021	2020
Current pension liabilities	$1,801	$1,748
Long term pension liabilities - Qualified plans	27,359	40,512
Long term pension liabilities - Nonqualified plan	25,140	26,978
Total pension liabilities	$54,300	$69,238

The following amounts have been recognized in accumulated other comprehensive loss, net of tax, at  December 31:

In thousands	2021	2020
Net loss	$54,394	$68,544

Based on current estimates, we will be required to make $1.3 million contributions to our Qualified Pension Plan II, in 2022.

We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2022 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.7 million in 2021.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

In thousands	2021	2020
Projected benefit obligation	$186,041	$198,586
Accumulated benefit obligation	$186,041	$198,586
Fair value of plan assets	$131,741	$129,348

The Restoration Pension Plan had an accumulated benefit obligation of $26.9 million and $28.7 million as of  December 31, 2021 and 2020, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) for both plans:

	Year Ended December 31,
In thousands	2021	2020
Net Periodic Benefit Cost (Pre-Tax)
Interest cost	$4,674	$5,894
Expected return on plan assets	(6,754)	(5,538)
Recognized actuarial loss	3,441	3,247
Net periodic benefit cost	1,361	3,603

Amounts Recognized in Other Comprehensive (Income) Loss (Pre-Tax)
Net (income) loss	(14,150)	4,657

Net cost recognized in net periodic benefit cost and other comprehensive (income) loss	$(12,789)	$8,260

The components of net periodic benefit costs other than the service cost component are included in Other, net in our Consolidated Statement of Comprehensive Income (Loss). The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2022 is $6.6 million. The period over which the net loss from the Qualified Pension Plan is amortized into net periodic benefit cost was the average future lifetime of all participants (approximately 17.4 years for Qualified Pension Plan I and approximately 27.1 years for Qualified Pension Plan II ). The Qualified Pension Plan is frozen and almost all of the plan’s participants are not active employees.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2021	2020
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate
Qualified Plan I	2.37%	3.20%
Qualified Plan II	2.61%	n/a
Restoration Plan	2.34%	3.14%

Expected return on plan assets
Qualified Plan I	5.50%	4.75%
Qualified Plan II	4.75%	n/a
Restoration Plan	n/a	n/a

	December 31,
	2021	2020
Weighted-average assumptions used to determine benefit obligations
Discount rate
Qualified Plan I	2.75%	2.37%
Qualified Plan II	2.92%	2.61%
Restoration Plan	2.73%	2.34%

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

The funded pension plan assets as of December 31, 2021 and 2020, by asset category, were as follows:

In thousands	2021	%	2020	%
Equity securities	$66,324	50%	$79,906	62%
Debt securities	61,689	46%	34,307	26%
Other	3,728	3%	15,135	12%
Total plan assets	$131,741	100%	$129,348	100%

The fair values presented have been prepared using values and information available as of December 31, 2021 and 2020.

The following tables present the fair value measurements of the assets in our funded pension plan:

Significant
		Quoted Prices	Other	Significant
		in Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
In thousands	2021	(Level 1)	(Level 2)	(Level 3)
Equity securities	$66,324	$66,324	$—	$—
Debt securities	61,689	46,818	14,871	—
Total investments, excluding investments valued at NAV	128,013	113,142	14,871	—
Investments valued at NAV (1)	3,728	—	—	—
Total plan assets	$131,741	$113,142	$14,871	$—

Significant
		Quoted Prices	Other	Significant
		in Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
In thousands	2020	(Level 1)	(Level 2)	(Level 3)
Equity securities	$79,906	$79,906	$—	$—
Debt securities	$34,307	26,733	7,574	—
Total investments, excluding investments valued at NAV	114,213	106,639	7,574	—
Investments valued at NAV (1)	$15,135	—	—	—
Total plan assets	$129,348	$106,639	$7,574	$—

(1) Investment valued at net asset value ("NAV") are comprised of cash, cash equivalents, and short-term investments used to provide liquidity for the payment of benefits and other purposes. The commingled funds are valued at NAV based on the market value of the underlying investments, which are primarily government issued securities.

The investment policy for the Qualified Pension Plans focuses on the preservation and enhancement of the corpus of the plan’s assets through prudent asset allocation, quarterly monitoring and evaluation of investment results, and periodic meetings with investment managers.

The investment policy’s goals and objectives are to meet or exceed the representative indices over a full market cycle (3-5 years). The policy establishes the following investment mix, which is intended to subject the principal to an acceptable level of volatility while still meeting the desired return objectives:

Qualified Pension Plan I	Target	Acceptable Range	Benchmark Index
Equities	39%	24% - 54%
U.S. Large Cap	14%	9% - 19%	Russell 1000 TR
U.S. Mid Cap	9%	4% - 14%	Russell Mid Cap Index TR
U.S. Small Cap	5%	0% - 10%	Russell 2000 TR
International Equity
Developed	8%	3% - 13%	MSCI EAFE Net TR USD Index
Emerging Markets	3%	0% - 6%	MSCI Emerging Net Total Return
Fixed Income	59%	44% - 74%
Investment Grade	59%	44% - 74%	BBG BARC US Aggregate Bond Index
Cash Equivalent	2%	0%-40%	ICE BofA US 3-Month Treasury Bill Index TR

Qualified Pension Plan II	Target	Acceptable Range	Benchmark Index
Equities	77%	62% - 87%
U.S. Large Cap	28%	18% - 38%	Russell 1000 TR
U.S. Mid Cap	18%	13% - 23%	Russell Mid Cap Index TR
U.S. Small Cap	9%	4% - 14%	Russell 2000 TR
International Equity
Developed	16%	11% - 21%	MSCI EAFE Net TR USD Index
Emerging Markets	6%	0% - 9%	MSCI Emerging Net Total Return
Fixed Income	21%	11% - 31%
Investment Grade	21%	11% - 31%	BBG BARC US Aggregate Bond Index
Cash Equivalent	2%	0%-40%	ICE BofA US 3-Month Treasury Bill Index TR

The funded pension plans provide for investment in various investment types. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risk. Due to the level of risk associated with investments, it is reasonably possible that changes in the value of investments will occur in the near term and may impact the funded status of these plans. To address the issue of risk, the investment policy places high priority on the preservation of the value of capital (in real terms) over a market cycle. Investments are made in companies with a minimum five-year operating history and sufficient trading volume to facilitate, under most market conditions, prompt sale without severe market effect. Investments are diversified across numerous market sectors and individual companies. Reasonable concentration in any one issue, issuer, industry, or geographic area is allowed if the potential reward is worth the risk.

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

The expected future benefit payments for both pension plans over the next ten years as of December 31, 2021 are as follows:

In thousands
2022	$10,973
2023	11,181
2024	11,296
2025	11,364
2026	11,486
2027 - 2031	57,435
Total	$113,735

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

Note I — Income Taxes

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.  As of December 31, 2020, the Company filed federal net operating loss carryback claims resulting in an income tax refund for $6.4 million and $3.2 million for tax years 2019 and 2018, respectively.   As of December 31, 2021, the Company has received the tax refunds for the tax years 2019 and 2018 and expects to receive an income tax refund of $7.8 million as a result of the carryback of the loss generated in 2020.

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
In thousands	2021	2020
Current
Federal	$(372)	$(17,286)
State and local	856	696
Foreign	804	219
Total current	$1,288	$(16,371)

Deferred
Federal	$—	$1,398
State and local	—	(2,163)
Foreign	—	521
Total deferred	$—	$(244)

Total income tax expense (benefit)	$1,288	$(16,615)

The U.S. and foreign components of income (loss) before income taxes were as follows:

	Year Ended December 31,
In thousands	2021	2020
United States	$11,725	$(20,683)
Foreign	4,534	2,374
Total income (loss) before income taxes	$16,259	$(18,309)

The differences between total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to income (loss) before income taxes were as follows:

	Year Ended December 31,
In thousands	2021	2020
Computed expected income tax expense (benefit)	$3,413	$(3,845)

Permanent Differences	172	—
Net effect of state income taxes	520	(223)
Foreign subsidiary dividend inclusions	447	1,208
Foreign tax rate differential	(224)	281
Change in valuation allowance	(1,424)	(7,538)
CARES Act NOL Carryback	(343)	(6,816)
Stock-based compensation shortfalls	(244)	296
Return to Provision	247	—
Change in Rate	(373)	—
Credits	(403)	—
Adjustments to State Attributes	1,561	—
Gain on PPP Loan Forgiveness	(2,122)	—
Other Adjustments, net	61	22
Income tax expense (benefit) for the period	$1,288	$(16,615)

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
In thousands	2021	2020
Income (loss) from operations	$1,288	$(16,615)
Stockholders’ deficit	—	—
Total	$1,288	$(16,615)

We expect to receive a total of tax refunds of $17.4 million from NOL Carrybacks pursuant to the CARES Act. This amount is comprised of $9.6 million already received for carryback claims and we expect a $7.8 million refund from the carryback of the loss generated in 2020.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Year Ended December 31,
In thousands	2021	2020
Deferred tax assets
Deferred compensation and retirement plan	$13,135	$16,541
Accrued expenses not deductible until paid	181	237
Lease liability	5,873	6,346
Employee stock-based compensation	385	440
Accrued payroll not deductible until paid	96	108
Accounts receivable, net	59	53
Investment in foreign subsidiaries, outside basis difference	1,019	1,124
Goodwill	473	581
Interest Expense limitations	1,267	1,530
Other, net	452	440
Foreign net operating loss carryforwards	1,631	1,771
State net operating loss carryforwards	3,475	4,763
Foreign tax credit carryforwards	3,841	3,653
Federal net operating loss carryforwards	—	—
Research & Development Tax Credit Carryforward	215	—
Total gross deferred tax assets	32,102	37,587
Less valuation allowances	(25,894)	(30,841)
Net deferred tax assets	$6,208	$6,746

Deferred tax liabilities
Property, plant and equipment	$(897)	$(625)
Right-of-use asset	(5,006)	(5,583)
Prepaid Expenses	(305)	(318)
Other, net	—	(220)
Total gross deferred tax liabilities	(6,208)	(6,746)
Net deferred tax assets (liabilities)	$—	$—

A reconciliation of the beginning and ending balance of deferred tax valuation allowance is as follows:

In thousands
Balance at December 31, 2019	$38,379
Deferred Income Tax Expense	(7,534)
Return to Provision Impact	12
Other Comprehensive Income	(16)
Balance at December 31, 2020	30,841
Deferred Income Tax Expense	(1,460)
Return to Provision Impact	(297)
Other Comprehensive Income	(3,190)
Balance at December 31, 2021	$25,894

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets was $25.9 million and $30.8 million as of  December 31, 2021 and 2020, respectively. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence such as changes in our growth projections.

We or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for years prior to 2016. For U.S. federal and foreign returns, we are no longer subject to tax examinations for years prior to 2016.

There is no balance of unrecognized tax benefits as of December 31, 2021 and 2020.  Any adjustments to this liability as a result of the finalization of audits or potential settlements would not be material.

We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (Loss).

For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below.  As of December 31, 2021, the Company had no federal net operating loss carryforward.  The federal foreign tax carryforward credits of $3.8 million will expire on various dates from 2023 to 2031.  Federal research and development credit carryforwards of $0.2 million will begin to expire on various dates from 2035 to 2036.  The Company has state NOL carryforwards of $108.9 million, and foreign NOL carryforwards of $5.4 million.

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

Reconciliations of basic and diluted EPS are as follows:

	Year Ended December 31,
In thousands, except per share amounts	2021	2020
Numerator:
Net income (loss)	$14,971	$(1,694)
Less: Preferred stock dividend	496	496
Less: Earnings attributable to participating securities	1,858	—
Numerator for basic EPS: income (loss) attributable to common stockholders	12,617	(2,190)

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	1,858	—
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(1,766)	—
Numerator for diluted EPS	$12,709	$(2,190)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,802	6,469
Diluted EPS denominator	7,209	6,469

Basic income (loss) per common share	$1.85	$(0.34)
Diluted income (loss) per common share	$1.76	$(0.34)

For the years ended  December 31, 2021 and 2020, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 46,380 and 31,906 shares of anti-dilutive market price options; 29,983 and 536,189 of anti-dilutive unvested shares; and 1,000,000 and 1,000,000 shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive Income (Loss)

Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive loss by component were as follows:

	Defined Benefit	Foreign
In thousands	Pension Items	Currency Items	Total
Balance at December 31, 2019	$(63,887)	$753	$(63,134)
Other comprehensive income, net of tax, before reclassifications	—	2,180	2,180
Amounts reclassified from accumulated other comprehensive loss, net of tax	(4,657)	—	(4,657)
Net current period other comprehensive (loss) income, net of tax	(4,657)	2,180	(2,477)
Balance at December 31, 2020	$(68,544)	$2,933	$(65,611)
Other comprehensive income, net of tax, before reclassifications	—	(1,867)	(1,867)
Amounts reclassified from accumulated other comprehensive loss, net of tax	14,150	—	14,150
Net current period other comprehensive income (loss), net of tax	14,150	(1,867)	12,283
Balance at December 31, 2021	$(54,394)	$1,066	$(53,328)

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

Note M — Certain Relationships and Related Party Transactions

As described in Note F, Long-Term Debt, the Company’s old Texas Capital Credit Facility was secured by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of our founders). In connection with the entry into the New Credit Facility the arrangement was terminated because Texas Capital Bank did not require third-party credit support for the borrowings under the New Credit Facility.

From 2016 until October 2020, we conducted business with Wipro, whereby Wipro provided us with a variety of technology-related services. We have since terminated all service agreements with Wipro.

Note N — Restructuring Activities

Our management team continuously reviews and adjusts our cost structure and operating footprint, optimize our operations, and invest in improved technology.  During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre (PA) and Grand Prairie (TX) and exited our last direct mail facility in Jacksonville (FL).  We completed the migration of our fulfillment business from the Grand Prairie (TX) operations into a new 400,000 square foot facility in Kansas City (KS) in December 2020.  In the first quarter of 2021, we completed the migration of our Shawnee (KS) operations to Kansas City (KS).  The Shawnee (KS) facility lease expired on  April 30, 2021.  The new Kansas City location is now our primary facility in the Midwest. In 2020, we successfully reduced the footprint of our Customer Care business by reducing our Austin (TX) office location by approximately 50,000 square feet in addition to exiting one of our two Manila offices since the business is operating effectively in a work-from-home environment.

For the years ended  December 31, 2021 and 2020, we recorded restructuring charges of $6.4 million and $9.4 million, respectively.  The 2021 restructuring charges included $2.5 million of severance charges, $0.9 million in lease impairment expense and $3.0 million of facility related and other expenses. The 2020 restructuring charges included $3.0 million of lease impairment charges related to the exit from our direct mail facilities, $2.5 million of severance charges, $1.3 million in capital losses from the asset disposal associated with the Summit deal and $2.9 million of facility related and other expenses as well as $0.3 million credit to previously accrued contract termination fees.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Consolidated Statement of Comprehensive Income (Loss).

In thousands	Year Ended December 31, 2021	Year Ended December 31, 2020
Adjustment to Contract termination fee	—	$(306)
Severance	2,482	2,495
Facility, asset impairment and other expense
Lease impairment and termination expense	868	2,974
Fixed Asset disposal and impairment charges	33	1,327
Facility and other expenses	2,976	2,884
Total facility, asset impairment and other expense	3,877	7,185

Total	$6,359	$9,374

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Year Ended December 31, 2021
		Facility, asset impairment and other
	Severance	expense	Total
Beginning balance:	$549	$4	$553
Additions	2,478	2	2,480
Payments	(2,289)	(6)	(2,295)
Ending balance:	$738	$—	$738

In connection with our cost-saving and restructuring initiatives, we incurred total restructuring charges of $27.6 million through the end of 2021.  For the years ended  December 31, 2021, 2020 and 2019, we recognized $6.4 million, $9.4 million and $11.8 million of restructuring expense, respectively.  We do not expect to incur additional restructuring charges after 2021.

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

The following table presents financial information by segment:

Year ended December 31, 2021	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$56,388	$74,691	$63,517	$—	$—	$194,596
Segment operating expense	$44,251	$59,200	$53,666	$—	$20,922	$178,039
Restructuring	$—	$—	$—	$6,359	$—	$6,359
Contribution margin	$12,137	$15,491	$9,851	$(6,359)	$(20,922)	$10,198
Overhead Allocation	$4,424	$2,922	$3,153	$—	$(10,499)	$—
EBITDA	$7,713	$12,569	$6,698	$(6,359)	$(10,423)	$10,198
Depreciation	$530	$849	$718	$—	$462	$2,559
Operating income (loss)	$7,183	$11,720	$5,980	$(6,359)	$(10,885)	$7,639

Year ended December 31, 2020	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$57,093	$58,668	$61,139	$—	$—	$176,900
Segment operating expense	$46,492	$48,298	$58,679	$—	$21,018	$174,487
Restructuring	$—	$—	$—	$9,374	$—	$9,374
Contribution margin	$10,601	$10,370	$2,460	$(9,374)	$(21,018)	$(6,961)
Overhead Allocation	$5,043	$3,483	$3,848	$—	$(12,374)	$—
EBITDA	$5,558	$6,887	$(1,388)	$(9,374)	$(8,644)	$(6,961)
Depreciation	$603	$1,097	$1,300	$—	$615	$3,615
Operating income (loss)	$4,955	$5,790	$(2,688)	$(9,374)	$(9,259)	$(10,576)

INDEX TO EXHIBITS

We are incorporating certain exhibits listed below by reference to other Harte Hanks filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Exhibit
No.	Description of Exhibit

Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Certificate of Amendment of Incorporation dated January 31, 2018 (filed as Exhibit 3.2 to the company’s Form 8-A/A dated January 31, 2018).

3(c)	Certificate of Designation of Series A Preferred Stock of Harte Hanks, Inc. (filed as Exhibit 3.1 to the company's form 8-K dated January 29, 2018).

3(d)	Fifth Amended and Restated Bylaws (filed as Exhibit 3.1 to the company's Form 8-K dated December 23, 2015).

Credit Agreements

10.1(a)	Loan Agreement, dated December 21, 2021, among Harte Hanks, Inc. the subsidiary guarantors party thereto and Texas Capital Bank, National Association.

10.1(b)	Security Agreement, dated December 21, 2021, between Harte Hanks, Inc. and Texas Capital Bank, National Association. (filed as Exhibit 10.2 to the company's form 8-K dated December 21, 2021).

10.1(c)	Small Business Administration Paycheck Protection Program Loan Note, dated as of April 14, 2020 (filed as Exhibit 10.1(e) to the company's Form 10-Q for three months ended March 31, 2020).

Management and Director Compensatory Plans and Forms of Award Agreements

10.2(a)	Harte Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.1 to the company’s Form 8-K dated June 27, 2008).

10.2(b)	Harte Hanks, Inc. 2005 Omnibus Incentive Plan (As Amended and Restated Effective February 13, 2009) (filed as Exhibit 10.1 to the company’s Form 8-K dated February 13, 2009).

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

10.2(t)	Form of Registration Rights Agreement (filed as Exhibit 10.2 to the company's Form 8-K dated January 29, 2018).

Executive Officer Employment-Related and Separation Agreements

10.3(a)	Form of Severance Agreement between the company and its Executive Officers (filed as Exhibit 99.3 to the company’s Form 8-K, dated February 2, 2018).

10.3(b)	Form of Employment Restrictions Agreement signed by the Corporate Officers of the company (filed as Exhibit 10.3 to the company’s Form 8-K dated March 15, 2011).

10.3 (c)	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.1 to the company’s 8-K dated August 2, 2012).

10.3 (d)	Form of Severance Agreement between the company and certain of its officers (filed as Exhibit 10.6 to the company’s 8-K dated June 11, 2013).

10.3 (e)	Executive Severance Policy applicable to the company’s executive officers and certain others (filed as Exhibit 10.1 to the company’s Form 8-K, dated January 30, 2015).

10.3(f)	Release Agreement between the Company and Andrew Bennett, dated as of June 22, 2021 (filed as Exhibit 10.1 to the company's Form 8-K, dated June 23, 2021).

10.3(g)	Employment Agreement between the Company and Brian Linscott, effective as of June 23, 2021 (filed as Exhibit 10.2 to the company's Form 8-K, dated June 23, 2021).

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

10.4(c)

Cooperation Agreement, dated May 14, 2021, by and among Harte Hanks, Inc., BLR Partners LP, BLRPart, LP, BLRGP Inc., Fondren Management, LP, FMLP Inc., the Radoff Family Foundation, and Bradley L. Radoff. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 17, 2021)

Other Exhibits

*10.5	Securities Purchase Agreement, dated January 23, 2018, by and between Harte Hanks, Inc. and Wipro, LLC (filed as Exhibit 10.1 to the company’s Form 8-K dated January 29, 2018).

*21.1	Subsidiaries of Harte Hanks, Inc.

*23.1	Consent of Baker Tilly US LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Filed or furnished herewith, as applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE HANKS, INC.

By:	/s/ Brian Linscott
Brian Linscott
Chief Executive Officer

Date:	March 21, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Linscott	/s/ Laurilee Kearnes
Brian Linscott	Laurilee Kearnes
Chief Executive Officer	Vice President and Chief Financial Officer
Date: March 21, 2022	Date: March 21, 2022

/s/ John H. Griffin, Jr.	/s/ Genevieve C. Combes
John H. Griffin Jr., Director	Genevieve C. Combes, Director
Date: March 21, 2022	Date: March 21, 2022

/s/ David L. Copeland	/s/ Radoff, Bradley L
David L. Copeland, Director	Bradley L. Radoff, Director
Date: March 21, 2022	Date: March 21, 2022