Form 10-Q
period 2022-03-31
HARTE HANKS INC
filed 2022-05-13
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-07120

HARTE HANKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2 Executive Drive, Suite 103, Chelmsford, MA 01824

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

The number of shares outstanding of the issuer’s common stock as of April 15, 2022 was 7,015,266 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

For the Quarterly Period Ended March 31, 2022

Item 1.  Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
In thousands, except per share and share amounts	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$9,652	$11,911
Restricted cash	2,559	3,222
Accounts receivable (less allowance for doubtful accounts of $314 at March 31, 2022 and $266 at December 31, 2021)	49,034	41,051
Unbilled accounts receivable	7,067	8,134
Contract assets	908	622
Prepaid expenses	2,614	1,948
Prepaid income taxes and income tax receivable	6,791	7,456
Other current assets	1,229	1,031
Total current assets	79,854	75,375
Property, plant and equipment (less accumulated depreciation of $52,809 at March 31, 2022 and $52,512 at December 31, 2021)	8,577	7,747
Right-of-use assets	20,298	22,142
Other assets	2,385	2,597
Total assets	$111,114	$107,861

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$19,647	$16,132
Accrued payroll and related expenses	4,274	7,028
Deferred revenue and customer advances	5,821	3,942
Customer postage and program deposits	6,167	6,496
Other current liabilities	2,903	2,291
Short-term lease liabilities	5,792	6,553
Total current liabilities	44,604	42,442

Long-term debt, net of short-term portion	5,000	5,000
Pension liabilities - Qualified plans	26,476	27,359
Pension liabilities - Nonqualified plan	24,867	25,140
Long-term lease liabilities, net of current portion	17,728	19,215
Other long-term liabilities	3,287	3,697
Total liabilities	121,962	122,853

Preferred Stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding
	9,723	9,723
Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,121,484 shares issued, 7,015,266 and 6,976,144 shares outstanding at March 31, 2022 and December 31, 2021, respectively	12,121	12,121
Additional paid-in capital	278,432	290,711
Retained earnings	814,439	811,094
Less treasury stock, 5,106,218 shares at cost at March 31, 2022 and 5,145,340 shares at cost at December 31, 2021	(1,072,741)	(1,085,313)
Accumulated other comprehensive loss	(52,822)	(53,328)
Total stockholders’ deficit	(20,571)	(24,715)
Total liabilities, Preferred Stock and stockholders’ deficit	$111,114	$107,861

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2022	2021
Revenue	$49,062	$43,754
Operating expenses
Labor	25,945	26,352
Production and distribution	13,991	11,269
Advertising, selling, general and administrative	4,633	4,121
Restructuring expense	—	2,198
Depreciation expense	599	698
Total operating expenses	45,168	44,638
Operating income (loss)	3,894	(884)
Other incomes
Interest expense, net	134	268
Other (income) expense	(39)	15
Total other income	95	283
Income (loss) before income taxes	3,799	(1,167)
Income tax expense	454	591
Net income (loss)	3,345	(1,758)
Less: Preferred Stock dividends	122	122
Less: Earnings attributable to participating securities	404	—
Income (loss) attributable to common stockholders	$2,819	$(1,880)

Earnings (loss) per common share
Basic	$0.40	$(0.28)
Diluted	$0.39	$(0.28)

Weighted average shares used to compute income (loss) per share attributable to common shares
Basic	6,991	6,651
Diluted	7,286	6,651

Comprehensive income (loss), net of tax:
Net income (loss)	$3,345	$(1,758)

Adjustment to pension liability, net	1,010	736
Foreign currency translation adjustment	(504)	(458)
Total other comprehensive income, net of tax	$506	$278

Comprehensive income (loss)	$3,851	$(1,480)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2020	$9,723	$12,121	$383,043	$796,123	$(1,178,799)	$(65,611)	$(53,123)
Stock-based compensation	—	—	210	—	—	—	210
Vesting of RSU's	—	—	(16,010)	—	15,980	—	(30)
Net loss	—	—	—	(1,758)	—	—	(1,758)
Other comprehensive income	—	—	—	—	—	278	278
Balance at March 31, 2021	$9,723	$12,121	$367,243	$794,365	$(1,162,819)	$(65,333)	$(54,423)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2021	$9,723	$12,121	$290,711	$811,094	$(1,085,313)	$(53,328)	$(24,715)
Stock-based compensation	—	—	427	—	—	—	427
Vesting of RSU's	—	—	(12,706)	—	12,572	—	(134)
Net Income	—	—	—	3,345	—	—	3,345
Other comprehensive income	—	—	—	—	—	506	506
Balance at March 31, 2022	$9,723	$12,121	$278,432	$814,439	$(1,072,741)	$(52,822)	$(20,571)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
In thousands	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$3,345	$(1,758)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	599	698
Restructuring	—	304
Stock-based compensation	288	222
Net pension (payment) cost	(296)	(210)
Changes in assets and liabilities:
Increase in accounts receivable and contract assets	(7,202)	(3,585)
Decrease (increase) in prepaid expenses, income tax receivable and other current assets	106	(1,220)
Increase (decrease) in accounts payable and accrued expenses	3,935	(164)
(Decrease) increase in other accrued expenses and liabilities	(1,539)	38
Net cash used in operating activities	(764)	(5,675)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,429)	(735)
Proceeds from sale of property, plant and equipment	57	—
Net cash used in investing activities	(1,372)	(735)

Cash Flows from Financing Activities
Debt financing costs	(93)	(113)
Payment of finance leases	(55)	(56)
Treasury stock activities	(134)	(30)
Net cash used in financing activities	(282)	(199)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(504)	(458)

Net decrease in cash and cash equivalents and restricted cash	(2,922)	(7,067)
Cash and cash equivalents and restricted cash at beginning of period	15,133	33,562
Cash and cash equivalents and restricted cash at end of period	$12,211	$26,495

Supplemental disclosures
Cash paid for interest	$97	$99
Cash (received) paid for income taxes, net	$(172)	$27
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$3,005	$1,919

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

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the business environment generally. While the COVID-19 pandemic has not had a material adverse impact on the Company’s business operations, liquidity or ability to comply with covenants to date, it is possible that the pandemic itself, as well as the measures taken by governments around the globe, including in connection with the emergence of new variants and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as the financial stability of its customers. The COVID-19 pandemic may also exacerbate other risks discussed in Part I[SL1] [KQ2] , “Item 1A. Risk Factors” in our Annual Report on Form-10K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2022 (the “2021 10-K”).

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

Accounting Principles

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our 2021 10-K.

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

Interim Financial Information

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S.GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period's presentation.

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

Revenue from agency and digital services, direct mail, logistics, fulfillment and contact center is recognized when control of the promised goods or services is transferred to the customer.  Fees for these services are determined by the terms set forth in each contract. These fees are typically set at a fixed price or rate by transaction occurrence, service provided, time spent, or product delivered.

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

Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents and restricted cash, accounts receivable, trade payables, and long-term debt.  The fair value of the assets in our funded pension plan is discussed in Note H, Employee Benefit Plans.

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

Note B - Recent Accounting Pronouncements

Recent Accounting Guidance Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes became effective for the Company on January 1, 2022. The adoption of this new standard did not have a material impact on the Company's financial statements.

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

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different.  The following table summarizes revenue from contracts with customers for the three months ended March 31, 2022 and 2021 by our three business segments and the pattern of revenue recognition:

	Three Months Ended March 31, 2022
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$10,895	$2,029	$12,924
Customer Care	17,742	—	17,742
Fulfillment and Logistics Services	14,888	3,508	18,396
Total Revenues	$43,525	$5,537	$49,062

	Three Months Ended March 31, 2021
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$11,448	$1,430	$12,878
Customer Care	16,544	—	16,544
Fulfillment and Logistics Services	12,446	1,886	14,332
Total Revenues	$40,438	$3,316	$43,754

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

Fulfillment & Logistics Services

Our services, delivered internally and with our partners, include printing, lettershop, advanced mail optimization (including commingling services), logistics and transportation optimization, monitoring and tracking, to support traditional and specialized mailings. Our print and fulfillment centers in Massachusetts and Kansas provide custom kitting services, print on demand, product recalls, trade marketing fulfillment, ecommerce product fulfillment, sampling programs, and freight optimization, thereby allowing our customers to distribute literature and other marketing materials.

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. As we do not deem these activities as transferring a separate promised service, the receipt of such fees represents advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts).  The balance of upfront non-refundable fees collected from customers was immaterial as of March 31, 2022 and December 31, 2021.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of March 31, 2022, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of March 31, 2022 and December 31, 2021:

In thousands	March 31, 2022	December 31, 2021
Contract assets	$908	$622
Deferred revenue and customer advances	5,821	3,942
Deferred revenue, included in other long-term liabilities	726	756

Revenue recognized during the three months ended March 31, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $1.9 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.3 million and $1.7 million as of March 31, 2022 and 2021, respectively.  For the period presented, no impairment was recognized.

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

As of March 31, 2022, assets recorded under finance and operating leases were approximately $0.7 million and $19.6 million respectively, and accumulated depreciation associated with finance leases was $0.8 million. As of December 31, 2021, assets recorded under finance and operating leases were approximately $0.8 million and $21.4 million respectively, and accumulated depreciation associated with finance leases was $0.7 million.  Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Since none of our leases has a readily determinable implicit interest rate, we use our incremental borrowing rate as the discount rate.  Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

There is no impairment of leases during the three months ended March 31, 2022.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of March 31, 2022
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$19,584	$714	$20,298

Liabilities
Short-term lease liabilities	5,606	186	5,792
Long-term lease liabilities	17,564	164	17,728
Total Lease Liabilities	$23,170	$350	$23,520

In thousands	As of December 31, 2021
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$21,382	$760	$22,142

Liabilities
Short-term lease liabilities	6,359	194	6,553
Long-term lease liabilities	19,004	211	19,215
Total Lease Liabilities	$25,363	$405	$25,768

For the three months ended March 31, 2022 and 2021, the components of lease expense were as follows:

In thousands	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost	$1,581	$2,119

Finance lease cost:
Amortization of right-of-use assets	46	49
Interest on lease liabilities	5	7
Total Finance lease cost	51	56
Variable lease cost	539	920
Sublease income	(251)	(171)
Total lease cost, net	$1,920	$2,924

Other information related to leases was as follows:

In thousands	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,789	$3,950
Operating cash flows from finance leases	4	7
Financing cash flows from finance leases	55	56

Weighted average remaining lease term
Operating leases	6.2	5.8
Finance leases	2.0	2.8

Weighted average discount rate
Operating leases	3.41%	3.58%
Finance leases	5.47%	5.30%

The maturities of the Company’s finance and operating lease liabilities as of March 31, 2022 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2022	$4,189	$150
2023	5,237	166
2024	3,822	48
2025	2,118	6
2026	2,014	—
2027	8,229	—
Total future minimum lease payments	25,609	370
Less: imputed interest	2,439	20
Total lease liabilities	$23,170	$350

(1) Non-cancelable sublease proceeds for the remainder of the fiscal year ending December 31, 2022 and the fiscal year ending December 31, 2023 of $0.6 million and $0.2 million, respectively, are not included in the table above.

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

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction (collectively, a “Liquidation”), shares of Series A Preferred Stock which have not been otherwise converted to common stock shall be entitled to receive dividends that accrue at a rate of (i) 5.0% each year, or (ii) the rate that cash dividends are paid in respect of shares of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5.0%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors (the “Board”). Dividends are payable solely upon a Liquidation, and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of March 31, 2022, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $2.1 million or $208.36 per share of Series A Preferred Stock.

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events.  As the events that may trigger the redemption of the Series A Preferred Stock are not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021.

Note F — Long-Term Debt

As of March 31, 2022 and December 31, 2021, long-term debt was as follows:

In thousands	March 31, 2022	December 31, 2021
Revolving credit facility	$5,000	$5,000

Credit Facility

As of March 31, 2022 and December 31, 2021, we had $5.0 million of borrowings outstanding under the New Credit Facility (as defined below).  As of  March 31, 2022, we had the ability to borrow an additional $19.0 million under the New Credit Facility.

As of each of  March 31, 2022 and December 31, 2021, we had letters of credit outstanding in the amount of $1.1 million.  No amounts were drawn against these letters of credit at March 31, 2022.  These letters of credit exist to support insurance programs relating to worker‘s compensation, automobile, and general liability.

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

The old Texas Capital Credit Facility was subject to customary covenants requiring insurance, legal compliance, payment of taxes, prohibition of second liens, and secondary indebtedness, as well as the filing of quarterly and annual financial statements. The Company had been in compliance of all the requirements.

Under the old Texas Capital Credit Facility, we were permitted to elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrued interest at 0.50%. We were required to pay a quarterly fee of 0.5% of the value of the collateral HHS pledged to secure the facility as consideration for the guarantee, which for the year ended December 31, 2021 amounted to $0.4 million.

On December 21, 2021, the Company entered into a new three-year, $25.0 million asset-based revolving credit facility (the "New Credit Facility") with Texas Capital Bank.  The Company’s obligations under the New Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”).   The New Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, Texas Capital Bank and the other grantors party thereto (the "Security Agreement").

The New Credit Facility is subject to certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by U.S. GAAP).  The Company was in compliance with all of the requirements as of March 31, 2022.

The loans under the New Credit Facility accrue interest at a variable rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The interest rate was 2.65% as of March 31, 2022. The outstanding amounts advanced under the New Credit Facility are due and payable in full on December 21, 2024.

In connection with entering into the New Credit Facility, the Company and Texas Capital Bank terminated the old Texas Capital Credit Facility. Prior to termination of the old Texas Capital Credit Facility, the Company used cash on hand to pay down $12.1 million outstanding under the old Texas Capital Credit Facility and the remaining $5.0 million of loans outstanding under the old Texas Capital Credit Facility were deemed to be outstanding under the New Credit Facility. Unlike the old Texas Capital Credit Facility, Texas Capital Bank did not require the New Credit Facility to be guaranteed by HHS.

Cash payments for interest were $97,000 and $99,000 and for the three months ended March 31, 2022 and 2021, respectively.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income (Loss). We recognized $0.3 million and $0.2 million of stock-based compensation expense during the three months ended March 31, 2022 and 2021, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2022	2021
Interest cost	$1,168	$1,168
Expected return on plan assets	(1,688)	(1,688)
Recognized actuarial loss	860	860
Net periodic benefit cost	$340	$340

Based on current estimates, we are required to make a $1.3 million contribution to the combined qualified Pension Plan in 2022.  We made a $0.2 million contribution in the three months ended March 31, 2022.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million and $0.4 million in the three months ended March 31, 2022 and 2021, respectively.

Note I - Income Taxes

The income tax provision was $0.5 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.  The provision for income taxes resulted in an effective income tax rate of 12.0% for the three months ended March 31, 2022 and (50.6%) for the three months ended March 31, 2021.  The effective rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.  As of December 31, 2020, the Company filed federal net operating loss carryback claims resulting in an income tax refund for $6.4 million and $3.2 million for tax years 2019 and 2018, respectively.  As of March 31, 2022, the Company has received the tax refunds for the tax years 2019 and 2018 and $0.2 million of income tax refunds from the carryback of the loss generated in 2020.  The Company expects to receive an additional $7.6 million from the 2020 net operating loss carryback claim in 2022.

Harte Hanks, or one of its subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2016. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2016.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at March 31, 2022 or December 31, 2021.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2022	2021
Numerator:
Net income (loss)	$3,345	$(1,758)
Less: Preferred stock dividends	122	122
Less: Earnings attributable to participating securities	404	—
Numerator for basic EPS: income (loss) attributable to common stockholders	2,819	$(1,880)

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	404	—
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(389)	—
Numerator for diluted EPS	2,834	(1,880)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	6,991	6,651
Diluted EPS denominator	7,286	6,651

Basic income (loss) per Common Share	$0.40	$(0.28)
Diluted income (loss) per Common Share	$0.39	$(0.28)

For the three months ended March 31, 2022 and 2021, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 15,074 and 86,156 shares of anti-dilutive market price options; 76,925 and 761,421 of anti-dilutive unvested restricted shares; and 1,001,614 and 1,001,614 shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive Income (Loss)

Comprehensive Income (Loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2021	$(54,394)	$1,066	$(53,328)
Other comprehensive loss, net of tax, before reclassifications	—	(504)	(504)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive income (loss)	1,010	—	1,010
Net current period other comprehensive income (loss), net of tax	1,010	(504)	506
Balance at March 31, 2022	$(53,384)	$562	$(52,822)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2020	$(68,544)	$2,933	$(65,611)
Other comprehensive loss, net of tax, before reclassifications	—	(458)	(458)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	736	—	736
Net current period other comprehensive loss, net of tax	736	(458)	278
Balance at March 31, 2021	$(67,808)	$2,475	$(65,333)

Reclassification amounts related to the defined pension plans are included in the computation of net periodic pension benefit cost (see Note H, Employee Benefit Plans).

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

Note M — Certain Relationships and Related Party Transactions

As described in Note F, Long-Term Debt, the old Texas Capital Credit Facility was secured by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of our founders).  The arrangement was terminated in connection with the entry into the New Credit Facility because Texas Capital Bank did not require third-party credit support for the borrowings under the New Credit Facility.

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

In connection with our cost-saving and restructuring initiatives, we incurred total restructuring charges of $27.6 million through the end of 2021.  We completed our restructuring in 2021, and expect no further restructuring expenses in 2022 related to our restructuring plan.

In the three months ended March 31, 2021, we recorded restructuring charges of $2.2 million, which included $0.2 million of severance charges, $0.3 million in lease impairment expense and $1.7 million of facility related and other expenses.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Three Months Ended March 31,
In thousands	2021
Severance	$204
Facility, asset impairment and other expense
Lease impairment and termination expense	294
Fixed Asset disposal and impairment charges	10
Facility and other expenses	1,690
Total facility, asset impairment and other expense	1,994

Total	$2,198

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Three Months Ended March 31, 2022
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$738	$—	$738
Additions	—	—	—	—
Payments and adjustments	—	(333)	—	(333)
Ending Balance:	$—	$405	$—	$405

In thousands	Three Months Ended March 31, 2021
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$549	$4	$553
Additions	—	204	4	208
Payments	—	(403)	—	(403)
Ending Balance:	$—	$350	$8	$358

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

There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”). Operating income (loss) for segment reporting disclosed below, is revenues less operating costs and allocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods.  Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expense are not allocated to the segments.  The Company does not allocate assets to our reportable segments for internal reporting purposes, nor does our CEO evaluate operating segments using discrete asset information.  The accounting policies of the segments are consistent with those described in the Note A, Overview and Significant Accounting Policies.

The following table presents financial information by segment:

Three Months ended March 31, 2022	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$12,924	$17,742	$18,396	$—	$—	$49,062
Segment Operating Expense	$10,350	$13,560	$15,159	$—	$5,500	$44,569
Contribution margin	$2,574	$4,182	$3,237	$—	$(5,500)	$4,493
Shared Services	$1,113	$718	$851	$—	$(2,682)	$—
EBITDA	$1,461	$3,464	$2,386	$—	$(2,818)	$4,493
Depreciation	$102	$202	$202	$—	$93	$599
Operating income (loss)	$1,359	$3,262	$2,184	$—	$(2,911)	$3,894

Three Months ended March 31, 2021	Marketing Services	Customer Care	Fulfillment and Logistics Services (1)	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$12,878	$16,544	$14,332	$—	$—	$43,754
Segment Operating Expense	$11,041	$13,074	$12,174	$—	$5,453	$41,742
Restructuring	$—	$—	$—	$2,198	$—	$2,198
Contribution margin	$1,837	$3,470	$2,158	$(2,198)	$(5,453)	$(186)
Shared Services	$1,255	$870	$941	$—	$(3,066)	$—
EBITDA	$582	$2,600	$1,217	$(2,198)	$(2,387)	$(186)
Depreciation	$151	$254	$167	$—	$126	$698
Operating income (loss)	$431	$2,346	$1,050	$(2,198)	$(2,513)	$(884)

(1) Operating expense in this segment includes $0.8 million favorable litigation settlement as well as the related legal expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may also be included in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, including our ability to reduce costs and make other adjustments to our cost structure and other actions designed to respond to market conditions and improve our performance, (2) our financial outlook for revenues, earnings (loss) per share, operating income (loss), expense related to equity-based compensation, capital resources and other financial items, if any, (3) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (4) competitive factors, (5) acquisition and development plans, (6) expectations regarding legal proceedings and other contingent liabilities, and (7) other statements regarding future events, conditions, or outcomes.

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in the 2021 10-K, Part II, and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview

The following MD&A is intended to help the reader understand the results of operations and financial condition of Harte Hanks. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2021 10-K. Our 2021 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.

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

We continue to face a challenging competitive environment. The sale of our direct mail assets and equipment to Summit in April 2020, together with the restructuring activities we undertook over the last two years, have and will continue to result in a decrease of recurring expenses. These are all part of our efforts to prioritize our investments and focus on our core business of partnering with our clients to seamlessly manage experiences with their customers. We believe these efforts are paying-off as we experienced our first year-over-year revenue increase in over five years.  Absent any significant shocks to the regional and global economic environment, we anticipate continued positive momentum. Together our revenue increase and cost rationalization have enhanced our liquidity and financial flexibility, and we believe this trend will continue, although no assurance can be given that this will be the case.  For additional information, see “Liquidity and Capital Resources” section.

COVID-19

In the first quarter of 2020, we took several precautionary measures designed to help minimize the risk of the spread of COVID-19 among our employees, including suspending all non-essential employee travel worldwide, temporarily closing the majority of our domestic and foreign offices, extensively and frequently disinfecting our offices that remained open, enforcing social distancing to the extent possible and requiring the majority of our employees to work remotely.  While portion of our workforce has started to return to the office, many of our employees will continue to work remotely on a permanent basis.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our customers, employees, suppliers, supply-chain, freight costs, vendors and business partners, as well as how it has impacted our liquidity and ability to comply with covenants in our credit agreement. The emergence of new variants exacerbates the uncertainty surrounding the impact of the virus on the global economy, in general, and our business, in particular.

In connection with the pandemic, some of our customers have reduced the amount of work we provide to them while other customers have requested accommodations including extensions of payment or restructuring of agreements.  However, due to pandemic-related changes, including an increased need for contact center services, our Customer Care solutions services secured new contracts as well as increased volume for existing customers.  While the pandemic has not had a material effect on our business, liquidity or ability to comply with covenants to date, given the dynamic nature of the pandemic, we may experience material impacts in the future.  We recommend that you review  “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for a further discussion on COVID-19.

Results of Operations

Operating results were as follows:

	Three Months Ended March 31,
In thousands, except percentages	2022	2021	% Change
Revenues	$49,062	$43,754	12.1%
Operating expenses	45,168	44,638	1.2%
Operating income (loss)	$3,894	$(884)	540.5%

Operating margin (loss)	7.9%	(2.0)%

Income (loss) before income taxes	$3,799	$(1,167)	425.5%

Diluted earnings (loss) per common share from operations	$0.39	$(0.28)	238.9%

Consolidated Results

Revenues

Three months ended March 31, 2022 vs. Three months ended March 31, 2021

Revenues increased $5.3 million, or 12.1%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021.  Revenue in our Fulfillment & Logistics Services segment increased $4.1 million, or 28.4%, to $18.4 million. Revenue in our Customer Care segment increased $1.2 million, or 7.2%, to $17.7 million, and revenue in our Marketing Services segment increased $46 thousand, or 0.4%, to $12.9 million.

Operating Expenses

Three months ended March 31, 2022 vs. Three months ended March 31, 2021

Operating expenses were $45.2 million in the three months ended March 31, 2022, a decrease of $0.6 million, or 1.3%, compared to $44.6 million in the three months ended March 31, 2021.

Production and distribution expenses increased $2.7 million, or 24.2%, compared to the three months ended March 31, 2021, primarily due to higher transportation costs to support additional logistics revenue as compared to the prior year quarter and higher brokered, or outsourced costs due to higher brokered revenue.  Advertising, Selling, General and Administrative expenses increased $0.5 million, or 12.4%, compared to three months ended March 31, 2021 primarily due to a litigation settlement of $0.8 million in our favor in 2021.  Labor expense decreased $0.4M, or 1.5%, compared to the three months ended March 31, 2021 primarily due to lower labor expense in Marketing Service from lower headcount, partially offset by the increased labor expense in the Customer Care associated with higher revenue.

Restructuring expenses were $0.0 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. See Note N, Restructuring Activities, in the Notes to Condensed Consolidated Financial Statements for further discussion of restructuring activities.

The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Transportation rates have increased over the last few years due to demand and supply fluctuations within the transportation industry. Future changes in transportation expenses will continue to impact our total production costs and total operating expenses, and in turn our margins, and may have an impact on future demand for our supply chain management services.

Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Interest Expense, net

Three months ended March 31, 2022 vs. Three months ended March 31, 2021

Interest expense, net, in the three months ended March 31, 2022 decreased $134 thousand compared to the three months ended March 31, 2021 due to the lower debt balances as compared to the prior year quarter.

Other (income) Expense

Three months ended March 31, 2022 vs. Three months ended March 31, 2021

Other income, net, for the three months ended March 31, 2022  was comparable to the amount in the three months ended March 31, 2021.

Income Taxes

Three months ended March 31, 2022vs. Three months ended March 31, 2021

The income tax provision of $0.5 million in the first quarter of 2022 represents a decrease in income tax provision of $0.1 million when compared to the first quarter of 2021.  Our effective tax rate was 12.0% for the first quarter of 2022, an increase from (50.6)% for the first quarter of 2021. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the three months ended March 31, 2022 and 2021. There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”).  For additional information, see Note O, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.

Marketing Services:

	Three Months Ended March 31,
In thousands	2022	% Change	2021
Revenues	$12,924	0.4%	$12,878
EBITDA	1,461	151.0%	582
Operating Income	1,359	215.3%	431
Operating Income % of Revenue	10.5%		3.3%

Three months ended March 31, 2022vs. Three months ended March 31, 2021

Marketing Services segment revenue increased $46 thousand, or 0.4%, due to the higher broker generated revenue which was offset by the decreased volume from the existing customers.  Operating income for the three months ended March 31, 2022 increased $0.9 million from the prior year quarter due to our cost reduction efforts.

Customer Care:

	Three Months Ended March 31,
In thousands	2022	% Change	2021
Revenues	$17,742	7.2%	$16,544
EBITDA	3,464	33.2%	2,600
Operating Income	3,262	39.0%	2,346
Operating Income % of Revenue	18.4%		14.2%

Three months ended March 31, 2022vs. Three months ended March 31, 2021

Customer Care segment revenue increased $1.2 million, or 7.2%, primarily due to revenue from new customers and an increase in volumes with existing customers.  Operating Income was $3.3 million for the three months ended March 31, 2022, compared to operating income of $2.3 million for the three months ended March 31, 2021. The $1.0 million improvement was driven by higher revenue from extension of Covid related project work and increased volume from other clients.

Fulfillment & Logistics Services:

	Three Months Ended March 31,
In thousands	2022	% Change	2021
Revenues	$18,396	28.4%	$14,332
EBITDA	2,386	96.1%	1,217
Operating Income (loss)	2,184	108.0%	1,050
Operating Income % of Revenue	11.9%		7.3%

Three months ended March 31, 2022vs. Three months ended March 31, 2021

Fulfillment & Logistics Services segment revenue increased $4.1 million, or 28.4%, primarily driven by revenue from new customers and an increase in work from existing customers. Operating income was $2.2 million for the three months ended March 31, 2022 compared to $1.1 million for the three months ended March 31, 2021. The $1.1 million improvement in operating income was primarily driven by the higher revenue and our cost reduction efforts.  Operating income for the prior year period included a favorable $750 thousand litigation settlement.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $9.7 million and $11.9 million at March 31, 2022 and December 31, 2021, respectively. Our cash and cash equivalent and restricted cash balances were $12.2 million and $15.1 million at March 31, 2022 and December 31, 2021, respectively.

During 2020, we received an aggregate of $9.6 million in tax refunds related to our net operating loss ("NOL") and capital loss carryback for the 2013-2018 tax years. We also expect to receive additional tax refunds of $7.6 million in 2022, as a result of the change to the tax NOL carryback provisions included in the CARES Act.

Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

We expect to incur approximately $4 million to $5 million of capital expenditures in 2022 mainly to fund our new ERP system and Kansas City facility expansion.

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services, finance and operating leases and unfunded pension plan benefit payments) and other cash needs for our operations in both the short and medium term through a combination of cash on hand, cash flow from operations, and borrowings under the New Credit Facility. Although the Company believes that it will be able to meet its cash needs for the short and medium term, if unforeseen circumstances arise the company may need to seek alternative sources of liquidity. To date, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or on the Company’s ability to meet its obligations under the New Credit Facility.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $0.8 million, compared to net cash used in operating activities of $5.7 million for the three months ended March 31, 2021. The $4.9 million year-over-year decrease in cash used in operating activities was primarily due to the $5.1 million increase in net income in the current quarter which was partially offset by $0.3 million lower non-cash restructuring expense in the three months ended March 31, 2022 as compared to 2021.

Investing Activities

Net cash used in financing activities was $1.4 million for the three months ended March 31, 2022, compared to $0.7 million in net cash used by financing activities for the three months ended March 31, 2021.  The $0.7 million year-over-year increase was primarily due to the $0.7 million additional cash used to purchase property, plant and equipment in the three months ended March 31, 2022 as compared to 2021.

Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2022, as compared to $0.2 million in net cash used by financing activities for the three months ended March 31, 2021.  The $0.1 million year-over-year increase was primarily due to the share repurchases to cover taxes on vested incentive equity in the three months ended March 31, 2022 as compared to 2021.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of March 31, 2022 and 2021 were $1.8 million and $2.8 million, respectively.

Long Term Debt

On December 21, 2021, the Company entered into a new three-year, $25.0 million asset-based revolving credit facility (the "New Credit Facility") with Texas Capital Bank.  The Company’s obligations under the New Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”).   The New Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, TCB and the other grantors party thereto (the "Security Agreement").

The New Credit Facility provides for loans up to the lesser of (a) $25.0 million, and (b) the amount available under a "borrowing base" calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The New Credit Facility allows the Company to use up to $3.0 million of its borrowing capacity to issue letters of credit.

The loans under the New Credit Facility accrue interest at a variable rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The outstanding amounts advanced under the New Credit Facility are due and payable in full on December 21, 2024.

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

In connection with entering into the New Credit Facility, the Company and Texas Capital Bank terminated the old Texas Capital Credit Facility. Prior to termination of the old Texas Capital Credit Facility, the Company used cash on hand to pay down $8.1 million outstanding and the remaining $5.0 million of loans outstanding were deemed to be outstanding under the New Credit Facility. Texas Capital Bank did not require the New Credit Facility to be guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of the Company's founders) or any other third-party credit support.

At each of March 31, 2022 and December 31, 2021, we had letters of credit in the amount of $1.1 million outstanding. No amounts were drawn against these letters of credit at March 31, 2022 and December 31, 2021. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, we had $5.0 million of borrowings outstanding under the New Credit Facility, respectively.  As of March 31, 2022, we had the ability to borrow an additional $18.9 million under the New Credit Facility.

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

Dividends

We did not pay any dividends in three months ended March 31, 2022 and 2021. We currently intend to retain any future earnings and do not expect to pay cash dividends on our common stock in the foreseeable future. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

Share Repurchase

During the three-month period which ended March 31, 2021 and 2022, respectively, we did not repurchase any shares of our common stock under our stock repurchase program. This program was publicly announced in August 2014. Under this program we were authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. Currently, up to December 31, 2021, we had authorization to repurchase up to $11.4 million of shares, but this  authorization and program have since been terminated. From 1997 through December 31, 2015, while the program was active, we repurchased 6.8 million shares for an aggregate of $1.2 billion under this program (and previously announced programs).  We have not made any repurchases under the program since 2015.

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

Critical and Recent Accounting Policies

Critical accounting estimates are defined as those that, in our judgment, are most important to the portrayal of our Company’s financial condition and results of operations and which require complex or subjective judgments or estimates.  Actual results could differ materially from those estimates under different assumptions and conditions.  Refer to the 2021 10-K for a discussion of our critical accounting estimates.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2021 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended March 31, 2022 to the risk factors previously disclosed in the 2021 10-K.

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the quarter ended March 31, 2022.

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

HARTE HANKS, INC.

May 13, 2022	/s/ Brian Linscott
Date	Brian Linscott
Chief Executive Officer

May 13, 2022	/s/ Laurilee Kearnes
Date	Laurilee Kearnes
Vice President, and Chief Financial Officer