Form 10-Q
period 2022-06-30
HARTE HANKS INC
filed 2022-08-12
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the issuer’s common stock as of July 15, 2022 was 7,032,528 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

For the Quarterly Period Ended June 30, 2022

Item 1.  Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
In thousands, except per share and share amounts	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$10,570	$11,911
Restricted cash	2,337	3,222
Accounts receivable (less allowance for doubtful accounts of $170 at June 30, 2022 and $266 at December 31, 2021)	44,894	41,051
Unbilled accounts receivable	5,157	8,134
Contract assets	337	622
Prepaid expenses	2,763	1,948
Prepaid income taxes and income tax receivable	6,752	7,456
Other current assets	11,068	1,031
Total current assets	83,878	75,375
Property, plant and equipment (less accumulated depreciation of $51,791 at June 30, 2022 and $52,512 at December 31, 2021)	9,328	7,747
Right-of-use assets	18,982	22,142
Other assets	1,972	2,597
Total assets	$114,160	$107,861

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$17,444	$16,132
Accrued payroll and related expenses	4,858	7,028
Deferred revenue and customer advances	6,164	3,942
Customer postage and program deposits	4,751	6,496
Other current liabilities	3,129	2,291
Current portion of lease liabilities	5,307	6,553
Total current liabilities	41,653	42,442

Long-term debt	10,000	5,000
Pension liabilities - Qualified plans	26,088	27,359
Pension liabilities - Nonqualified plan	24,608	25,140
Long-term lease liabilities, net of current portion	16,594	19,215
Other long-term liabilities	3,205	3,697
Total liabilities	122,148	122,853

Preferred Stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding
	9,723	9,723
Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,121,484 shares issued, 7,032,528 and 6,976,144 shares outstanding at June 30, 2022 and December 31, 2021, respectively	12,121	12,121
Additional paid-in capital	272,727	290,711
Retained earnings	818,900	811,094
Less treasury stock, 5,088,956 shares at cost at June 30, 2022 and 5,145,340 shares at cost at December 31, 2021	(1,066,608)	(1,085,313)
Accumulated other comprehensive loss	(54,851)	(53,328)
Total stockholders’ deficit	(17,711)	(24,715)
Total liabilities, Preferred Stock and stockholders’ deficit	$114,160	$107,861

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
In thousands, except per share amounts	2022	2021
Revenue	$48,553	$49,259
Operating expenses
Labor	25,259	28,366
Production and distribution	14,737	12,460
Advertising, selling, general and administrative	3,960	4,591
Restructuring expense	—	1,744
Depreciation expense	586	663
Total operating expenses	44,542	47,824
Operating income	4,011	1,435
Other incomes, net
Interest expense, net	95	155
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	—	(10,000)
Other (income) expense	(1,216)	456
Total other income	(1,121)	(9,389)
Income before income taxes	5,132	10,824
Income tax expense	671	255
Net income	4,461	10,569
Less: Preferred Stock dividends	124	124
Less: Earnings attributable to participating securities	542	1,361
Income attributable to common stockholders	$3,795	$9,084

Earnings per common share
Basic	$0.54	$1.36
Diluted	$0.52	$1.27

Weighted average shares used to compute income per share attributable to common shares
Basic	7,017	6,686
Diluted	7,388	7,193

Comprehensive income, net of tax:
Net income	$4,461	$10,569

Adjustment to pension liability, net	578	860
Foreign currency translation adjustment	(2,607)	(4)
Total other comprehensive (loss) income, net of tax	$(2,029)	$856

Comprehensive income	$2,432	$11,425

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
In thousands, except per share amounts	2022	2021
Operating revenues	$97,615	$93,013
Operating expenses
Labor	51,204	54,718
Production and distribution	28,728	23,729
Advertising, selling, general and administrative	8,593	8,712
Restructuring expense	—	3,942
Depreciation expense	1,184	1,361
Total operating expenses	89,709	92,462
Operating income	7,906	551
Other income, net
Interest expense, net	230	423
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	—	(10,000)
Other, net	(1,255)	471
Total other income, net	(1,025)	(9,106)
Income before income taxes	8,931	9,657
Income tax expense	1,125	846
Net income	7,806	8,811
Less: Preferred stock dividends	246	246
Less: Earnings attributable to participating securities	946	1,118
Income attributable to common stockholders	$6,614	$7,447

Income per common share
Basic	$0.94	$1.12
Diluted	$0.91	$1.05

Weighted-average shares used to compute income (loss) per share attributable to common shares
Basic	7,004	6,669
Diluted	7,338	7,131

Comprehensive income
Net income	$7,806	$8,811

Adjustment to pension liability	1,588	1,596
Foreign currency translation adjustment	(3,111)	(462)
Total other comprehensive (loss) income, net of tax	$(1,523)	$1,134

Comprehensive income	$6,283	$9,945

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2020	$9,723	$12,121	$383,043	$796,123	$(1,178,799)	$(65,611)	$(53,123)
Stock-based compensation	—	—	210	—	—	—	210
Vesting of RSU's	—	—	(16,010)	—	15,980	—	(30)
Net loss	—	—	—	(1,758)	—	—	(1,758)
Other comprehensive income	—	—	—	—	—	278	278
Balance at March 31, 2021	$9,723	$12,121	$367,243	$794,365	$(1,162,819)	$(65,333)	$(54,423)
Exercise of Stock Options	—	—	(6,708)	—	6,802	—	94
Stock-based compensation	—	—	527	—	—	—	527
Vesting of RSU's	—	—	(24,124)	—	23,942	—	(182)
Net Income	—	—	—	10,569	—	—	10,569
Other comprehensive income	—	—	—	—	—	856	856
Balance at June 30, 2021	$9,723	$12,121	$336,938	$804,934	$(1,132,075)	$(64,477)	$(42,559)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2021	$9,723	$12,121	$290,711	$811,094	$(1,085,313)	$(53,328)	$(24,715)
Stock-based compensation	—	—	427	—	—	—	427
Vesting of RSU's	—	—	(12,706)	—	12,572	—	(134)
Net Income	—	—	—	3,345	—	—	3,345
Other comprehensive income	—	—	—	—	—	506	506
Balance at March 31, 2022	$9,723	$12,121	$278,432	$814,439	$(1,072,741)	$(52,822)	$(20,571)
Exercise of Stock Options	—	—	(6,266)	—	6,133	—	(133)
Stock-based compensation	—	—	561	—	—	—	561
Net Income	—	—	—	4,461	—	—	4,461
Other comprehensive loss	—	—	—	—	—	(2,029)	(2,029)
Balance at June 30, 2022	$9,723	$12,121	$272,727	$818,900	$(1,066,608)	$(54,851)	$(17,711)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
In thousands	2022		2021
Cash Flows from Operating Activities
Net income	$7,806		$8,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,184		1,361
Restructuring	—		309
Stock-based compensation	850		762
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	—		(10,000)
Net pension payment	(365)		(596)
Changes in assets and liabilities:
Increase in accounts receivable and contract assets	(581)		(5,932)
Decrease (increase) in prepaid expenses, income tax receivable and other current assets	526		(590)
Increase in accounts payable and accrued expenses	1,510		653
(Decrease) increase in other accrued expenses and liabilities	(1,068)		508
Net cash provided by (used in) operating activities	9,862		(4,714)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,616)		(984)
Proceeds from sale of property, plant and equipment	57		101
Net cash used in investing activities	(3,559)		(883)

Cash Flows from Financing Activities
Borrowings	5,000		—
Repayment of borrowings	—		(4,000)
Debt financing costs	(123)		(301)
Payment of finance leases	(101)		(112)
Treasury stock activities	(268)		(118)
Net cash provided by (used in) financing activities	4,508		(4,531)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,111)		(462)

Net increase (decrease) in cash and cash equivalents and restricted cash	7,700		(10,590)
Cash and cash equivalents and restricted cash at beginning of period	15,133		33,562
Cash and cash equivalents and restricted cash at end of period	$22,833	(1)	$22,972

Supplemental disclosures
Cash paid for interest	$186		$264
Cash paid for income taxes, net	$478		$959
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$2,576		$1,322

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$10,570		$11,911
Restricted cash	2,337		3,222
Cash held in Escrow account included in other current assets (see Note E)	9,926		—
	$22,833		$22,972

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

Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive Income

The “Labor” line in the Condensed Consolidated Statements of Comprehensive Income includes all employee payroll and benefits costs, including stock-based compensation, along with temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include any labor, depreciation, or amortization expense.

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

Note C - Revenue from Contracts with Customers

Under  Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers ("ASC 606"), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

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

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different.  The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2022 and 2021 by our three business segments and the pattern of revenue recognition:

	Three Months Ended June 30, 2022
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$10,610	$2,840	$13,450
Customer Care	15,382	—	15,382
Fulfillment and Logistics Services	17,203	2,518	19,721
Total Revenues	$43,195	$5,358	$48,553

	Three Months Ended June 30, 2021
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$12,087	$2,121	$14,208
Customer Care	19,191	—	19,191
Fulfillment and Logistics Services	13,881	1,979	15,860
Total Revenues	$45,159	$4,100	$49,259

	Six Months Ended June 30, 2022
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$21,491	$4,883	$26,374
Customer Care	33,123	—	33,123
Fulfillment and Logistics Services	32,095	6,023	38,118
Total Revenues	$86,709	$10,906	$97,615

	Six Months Ended June 30, 2021
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$23,535	$3,551	$27,086
Customer Care	35,735	—	35,735
Fulfillment and Logistics Services	26,327	3,865	30,192
Total Revenues	$85,597	$7,416	$93,013

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. As we do not deem these activities as transferring a separate promised service, the receipt of such fees represents advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts).  The balance of upfront non-refundable fees collected from customers was immaterial as of June 30, 2022 and December 31, 2021.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude: performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of June 30, 2022, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of June 30, 2022 and December 31, 2021:

In thousands	June 30, 2022	December 31, 2021
Contract assets	$337	$622
Deferred revenue and customer advances	6,164	3,942
Deferred revenue, included in other long-term liabilities	540	756

Revenue recognized during the six months ended June 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $2.5 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to operating expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.0 million and $1.5 million as of June 30, 2022 and 2021, respectively.  For the period presented, no impairment was recognized.

Note D - Leases

We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise. Our leases have remaining lease terms of one year to nine years, some of which include options to extend the leases for up to an additional five years.

We sublease our Fullerton (CA), Jacksonville (FL) and Uxbridge (UK) facilities.  The leases and subleases for these three facilities expire at various dates, the latest being during fiscal year 2023.

As of June 30, 2022, assets recorded under finance and operating leases were approximately $0.7 million and $18.3 million respectively, and accumulated depreciation associated with finance leases was $0.8 million. As of December 31, 2021, assets recorded under finance and operating leases were approximately $0.8 million and $21.4 million respectively, and accumulated depreciation associated with finance leases was $0.7 million.  Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Since none of our leases has a readily determinable implicit interest rate, we use our incremental borrowing rate under our Texas Capital Bank Revolver Facility as the discount rate.  Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

There was no impairment of leases during the three and six months ended June 30, 2022.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of June 30, 2022
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$18,309	$673	$18,982

Liabilities
Current portion of lease liabilities	5,119	188	5,307
Long-term lease liabilities	16,477	117	16,594
Total Lease Liabilities	$21,596	$305	$21,901

In thousands	As of December 31, 2021
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$21,382	$760	$22,142

Liabilities
Short-term lease liabilities	6,359	194	6,553
Long-term lease liabilities	19,004	211	19,215
Total Lease Liabilities	$25,363	$405	$25,768

For the three and six months ended June 30, 2022 and 2021, the components of lease expense were as follows:

In thousands	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Operating lease cost	$1,419	$1,913

Finance lease cost:
Amortization of right-of-use assets	41	49
Interest on lease liabilities	4	8
Total Finance lease cost	45	57
Variable lease cost	447	634
Sublease income	(160)	(169)
Total lease cost, net	$1,751	$2,435

In thousands	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating lease cost	$3,000	$4,032

Finance lease cost:
Amortization of right-of-use assets	87	98
Interest on lease liabilities	9	15
Total Finance lease cost	96	113
Variable lease cost	986	1,554
Sublease income	(411)	(358)
Total lease cost, net	$3,671	$5,341

Other information related to leases was as follows:

In thousands	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,097	$7,637
Operating cash flows from finance leases	8	13
Financing cash flows from finance leases	101	112

Weighted Average Remaining Lease term
Operating leases	6.2	5.8
Finance leases	1.8	2.5

Weighted Average Discount Rate
Operating leases	3.40%	3.53%
Finance leases	5.53%	5.33%

The maturities of the Company’s finance and operating lease liabilities as of June 30, 2022 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2022	$2,437	$100
2023	5,222	166
2024	3,820	48
2025	2,117	6
2026	2,014	—
2027	8,229	—
Total future minimum lease payments	23,839	320
Less: imputed interest	2,243	15
Total lease liabilities	$21,596	$305

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

On June 30, 2022, the Company entered into a share repurchase agreement (the “Repurchase Agreement”) with Wipro, pursuant to which the Company will repurchase all 9,926 shares of the Company’s Series A Preferred Stock currently outstanding in exchange for (i) a cash payment equal to their liquidation value, or total cash payment of $9,926,000 and (ii) 100,000 shares of the Company’s common stock, par value $1.00 per share. Closing of the transaction is subject to customary closing conditions, including that the shares are no longer subject to escheatment.  On June 30, 2022, the Company deposited $9,926,000 into an Escrow Account pursuant to the Repurchase Agreement to be released to WIPRO when all conditions to the repurchase have been satisfied and included this escrow amount in other current assets on our Condensed Consolidated Balance Sheet as of  June 30, 2022. The transaction is expected to be completed by the third quarter of 2022 and at that time all rights of the parties related to the Series A Preferred Stock will be terminated.

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

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction (collectively, a “Liquidation”), shares of Series A Preferred Stock which have not been otherwise converted to common stock shall be entitled to receive dividends that accrue at a rate of (i) 5.0% each year, or (ii) the rate that cash dividends are paid in respect of shares of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5.0%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors (the “Board”). Dividends are payable solely upon a Liquidation, and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of June 30, 2022, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $2.2 million or $220.82 per share of Series A Preferred Stock.

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events.  As the events that may trigger the redemption of the Series A Preferred Stock are not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021.

Note F — Long-Term Debt

As of June 30, 2022 and December 31, 2021, long-term debt was as follows:

In thousands	June 30, 2022	December 31, 2021
Revolving credit facility	$10,000	$5,000

Credit Facility

As of June 30, 2022 and December 31, 2021, we had $10.0 million of borrowings outstanding under the New Credit Facility (as defined below).  As of  June 30, 2022, we had the ability to borrow an additional $14.0 million under the New Credit Facility.

As of each of  June 30, 2022 and December 31, 2021, we had letters of credit outstanding in the amount of $1.0 million.  No amounts were drawn against these letters of credit at June 30, 2022.  These letters of credit exist to support insurance programs relating to worker‘s compensation, automobile, and general liability.

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A (“Texas Capital Bank”), that provided a $20.0 million revolving credit facility (the old “Texas Capital Credit Facility”) and for letters of credit issued by Texas Capital Bank up to $5.0 million. Over the term of the old Texas Capital Credit Facility, we entered into a number of amendments to extend the term and reduce the borrowing capacity.  The old Texas Capital Credit Facility was secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The old Texas Capital Credit Facility was guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).  The old Texas Capital Credit Facility was secured by substantially all our assets and continues to be guaranteed by HHS Guaranty, LLC ("HHS").  Under the old Texas Capital Credit Facility, we were permitted to elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrued interest at 0.50%. We were required to pay a quarterly fee of 0.5% of the value of the collateral HHS pledged to secure the facility as consideration for the guarantee, which for the year ended December 31, 2021 amounted to $0.4 million.

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

The New Credit Facility is subject to certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by U.S. GAAP).  The Company was in compliance with all of the requirements as of June 30, 2022.

The loans under the New Credit Facility accrue interest at a variable rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The interest rate was 3.74% as of June 30, 2022. The outstanding amounts advanced under the New Credit Facility are due and payable in full on December 21, 2024.

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

Cash payments for interest were $0.1 million and $0.2 million and for the three months ended June 30, 2022 and 2021, respectively.  Cash payments for interest were $0.2 million and $0.3 million for the six months ended  June 30, 2022 and 2021, respectively.

Paycheck Protection Program Term Note

On April 14, 2020, the Company entered into a promissory note with Texas Capital Bank,  for an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The proceeds were used to maintain payroll or make certain permitted interest payments, lease payments and utility payments. While the Company believes that it complied with all requirements related to the PPP Loan, the U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2.0 million. If the Company were to be audited and receive an adverse outcome in such an audit, it could be required to return the full amount of the PPP Loan and may potentially be subject to civil and criminal fines and penalties.

We applied for forgiveness of the entire $10.0 million PPP Term Note in the first quarter of 2021 because we used the proceeds from the loan as contemplated under the CARES Act.  On June 10, 2021, we received notice that the entire amount of our PPP Loan was forgiven by the SBA.  We recorded the $10.0 million of debt extinguishment as "Gain from extinguishment of debt" in the Condensed Consolidated Statements of Comprehensive Income in the three and six months ended June 30, 2021.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income. We recognized $0.6 million and $0.5 million of stock-based compensation expense during the three months ended June 30, 2022 and 2021, respectively.  We recognized $0.8 million and $0.8 million of stock-based compensation expense during the six months ended  June 30, 2022 and 2021, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Interest cost	$1,260	$1,168	$2,520	$2,336
Expected return on plan assets	(1,468)	(1,688)	(2,936)	(3,376)
Recognized actuarial loss	719	860	1,438	1,720
Net periodic benefit cost	$511	$340	$1,022	$680

Based on current estimates, we will be required to make a $1.3 million contribution to the combined qualified Pension Plan in 2022.  We made $0.5 million of such $1.3 million aggregate contribution in the six months ended June 30, 2022.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.9 million and $0.9 million in the six months ended June 30, 2022 and 2021, respectively.

Note I - Income Taxes

The income tax provision was $0.7 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively.  The provision for income taxes resulted in an effective income tax rate of 13.1% for the three months ended June 30, 2022 and 2.4% for the three months ended June 30, 2021.  The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

The income tax provision was $1.1 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.  The provision for income taxes resulted in an effective income tax rate of 12.6% for the six months ended June 30, 2022 and 8.8% for the six months ended June 30, 2021.  The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.  As of December 31, 2020, the Company filed federal net operating loss carryback claims resulting in an income tax refund for $6.4 million and $3.2 million for tax years 2019 and 2018, respectively.  As of June 30, 2022, the Company has received the tax refunds for the tax years 2019 and 2018 and $0.2 million of income tax refunds from the carryback of the loss generated in 2020.  The Company expects to receive an additional $7.6 million from the 2020 net operating loss carryback claim in 2022.

Harte Hanks, or one of its subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2016. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2016.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income. We did not have a significant amount of interest or penalties accrued at June 30, 2022 or December 31, 2021.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2022	2021
Numerator:
Net income	$4,461	$10,569
Less: Preferred stock dividends	124	124
Less: Earnings attributable to participating securities	542	1,361
Numerator for basic EPS: income attributable to common stockholders	3,795	$9,084

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	542	1,361
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(518)	(1,277)
Numerator for diluted EPS	3,819	9,168

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,017	6,686
Diluted EPS denominator	7,388	7,193

Basic income per Common Share	$0.54	$1.36
Diluted income per Common Share	$0.52	$1.27

For the three months ended June 30, 2022 and 2021, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 13,063 and 50,653 shares of anti-dilutive market price options; 0 and 3,846 of anti-dilutive unvested restricted shares; and 1,001,614 and 1,001,614 shares of anti-dilutive Series A Preferred Stock (as if converted).

	Six Months Ended June 30,
In thousands, except per share amounts	2022	2021
Numerator:
Net Income	$7,806	$8,811
Less: Preferred stock dividend	246	246
Less: Earnings attributable to common stockholders	946	1,118
Numerator for basic EPS: income attributable to common stockholders	6,614	7,447

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	946	1,118
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(908)	(1,055)
Numerator for diluted EPS	$6,652	$7,510

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,004	6,669
Diluted EPS denominator	7,338	7,131

Basic income per Common Share	$0.94	$1.12
Diluted income per Common Share	$0.91	$1.05

For the six months ended June 30, 2022 and 2021, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 14,063 and 52,442 shares of anti-dilutive market price options; 11,138 and 1,934 of anti-dilutive unvested restricted shares; and 1,001,614 and 1,001,614 shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive Income

Comprehensive Income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive income by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2021	$(54,394)	$1,066	$(53,328)
Other comprehensive loss, net of tax, before reclassifications	—	(3,111)	(3,111)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	1,588	—	1,588
Net current period other comprehensive income (loss), net of tax	1,588	(3,111)	(1,523)
Balance at June 30, 2022	$(52,806)	$(2,045)	$(54,851)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2020	$(68,544)	$2,933	$(65,611)
Other comprehensive loss, net of tax, before reclassifications	—	(462)	(462)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	1,596	—	1,596
Net current period other comprehensive income (loss), net of tax	1,596	(462)	1,134
Balance at June 30, 2021	$(66,948)	$2,471	$(64,477)

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

In the three months ended June 30, 2021, we recorded restructuring charges of $1.7 million, which included $1.2 million of severance charges and $0.5 million of facility related and other expenses.  In the six months ended June 30, 2021, we recorded restructuring charges of $3.9 million, which included $1.4 million of severance charges ,$2.2 million of facility related and other expenses and $0.3 million in lease impairment expense.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,	Six Months Ended June 30,
In thousands	2021	2021
Severance	1,209	1,413
Facility, asset impairment and other expense
Lease impairment and termination expense	—	294
Fixed Asset disposal and impairment charges	(4)	6
Facility and other expenses	539	2229
Total facility, asset impairment and other expense	535	2,529

Total	$1,744	$3,942

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Three Months Ended June 30, 2022
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$405	$—	$405
Additions	—	—	—	—
Payments and adjustments	—	(320)	—	(320)
Ending Balance:	$—	$85	$—	$85

In thousands	Six Months Ended June 30, 2022
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$738	$—	$738
Additions	—	—	—	—
Payments and adjustments	—	(653)	—	(653)
Ending balance:	$—	$85	$—	$85

In thousands	Three Months Ended June 30, 2021
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$350	$8	$358
Additions	—	1,209	13	1,222
Payments	—	(622)	—	(622)
Ending Balance:	$—	$937	$21	$958

	For the Six Months Ended June 30, 2021
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$549	$4	$553
Additions	—	1,413	17	1,430
Payments	—	(1,025)	—	(1,025)
Ending Balance:	$—	$937	$21	$958

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

The following table presents financial information by segment:

Three Months ended June 30, 2022	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$13,450	$15,382	$19,721	$—	$—	$48,553
Segment Operating Expense	$10,584	$12,212	$15,770	$—	$5,390	$43,956
Contribution margin (loss)	$2,866	$3,170	$3,951	$—	$(5,390)	$4,597
Shared Services	$1,052	$677	$779	$—	$(2,508)	$—
EBITDA	$1,814	$2,493	$3,172	$—	$(2,882)	$4,597
Depreciation	$89	$201	$202	$—	$94	$586
Operating income (loss)	$1,725	$2,292	$2,970	$—	$(2,976)	$4,011

Three Months ended June 30, 2021	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$14,208	$19,191	$15,860	$—	$—	$49,259
Segment Operating Expense	$11,377	$15,138	$13,426	$—	$5,476	$45,417
Restructuring	$—	$—	$—	$1,744	$—	$1,744
Contribution margin (loss)	$2,831	$4,053	$2,434	$(1,744)	$(5,476)	$2,098
Shared Services	$1,105	$703	$779	$—	$(2,587)	$—
EBITDA	$1,726	$3,350	$1,655	$(1,744)	$(2,889)	$2,098
Depreciation	$144	$203	$192	$—	$124	$663
Operating income (loss)	$1,582	$3,147	$1,463	$(1,744)	$(3,013)	$1,435

Six Months ended June 30, 2022	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$26,374	$33,123	$38,118	$—	$—	$97,615
Segment Operating Expense	$20,934	$25,773	$30,929	$—	$10,889	$88,525
Contribution margin	$5,440	$7,350	$7,189	$—	$(10,889)	$9,090
Shared Services	$2,165	$1,395	$1,630	$—	$(5,190)	$—
EBITDA	$3,275	$5,955	$5,559	$—	$(5,699)	$9,090
Depreciation	$191	$403	$404	$—	$186	$1,184
Operating income (loss)	$3,084	$5,552	$5,155	$—	$(5,885)	$7,906

Six Months ended June 30, 2021	Marketing Services	Customer Care	Fulfillment and Logistics Services (1)	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$27,086	$35,735	$30,192	$—	$—	$93,013
Segment Operating Expense	$22,418	$28,212	$25,600	$—	$10,929	$87,159
Restructuring	$—	$—	$—	$3,942	$—	$3,942
Contribution margin	$4,668	$7,523	$4,592	$(3,942)	$(10,929)	$1,912
Shared Services	$2,360	$1,573	$1,720	$—	$(5,653)	$—
EBITDA	$2,308	$5,950	$2,872	$(3,942)	$(5,276)	$1,912
Depreciation	$295	$457	$359	$—	$250	$1,361
Operating income (loss)	$2,013	$5,493	$2,513	$(3,942)	$(5,526)	$551

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

We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature, and as a consequence are easier for our clients to reduce in the short-term than other expenses. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to our clients, among other factors. Due to the COVID-19 pandemic, recent increases in inflation and interest rates throughout the globe, and other geopolitical uncertainties, including but not limited to the ongoing war between Russia and Ukraine, there is continued uncertainty and significant disruption in the global economy and financial markets. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to reduce costs.

We continue to face a challenging competitive environment. Our restructuring activities over the last two years have led to a permanent decrease in our recurring expenses. These are all part of our efforts to prioritize our investments and focus on our core business of partnering with our clients to seamlessly manage experiences with their customers. We believe these efforts are paying-off as we experienced our first year-over-year revenue increase in over five years.  Absent any significant shocks to the regional and global economic environment, we anticipate continued positive momentum. Together our revenue increase and cost rationalization have enhanced our liquidity and financial flexibility, and we believe this trend will continue, although no assurance can be given that this will be the case.  For additional information, see “Liquidity and Capital Resources” section.

Management is closely monitoring inflation and wage pressure in the market, and the potential impact to our business.  While inflation has not had a material impact to our business, it is possible a material increase in inflation could have an impact on our clients, and in turn, in our business.

Share Repurchase

On June 30, 2022, the Company entered into a share repurchase agreement with Wipro, pursuant to which the Company will repurchase all 9,926 shares of the Company’s Series A Preferred Stock currently outstanding in exchange for (i) a cash payment equal to their liquidation value, or total cash payment of $9,926,000 and (ii) 100,000 shares of the Company’s common stock, par value $1.00 per share. Closing of the transaction is subject to customary closing conditions, including that the shares are no longer subject to escheatment.  On June 30, 2022, the Company deposited $9,926,000 into an Escrow Account pursuant to the Repurchase Agreement to be released to WIPRO when all conditions to the repurchase have been satisfied and included this escrow amount in other current assets on our Condensed Consolidated Balance Sheet as of June 30, 2022. The transaction is expected to be completed by the third quarter of 2022 and at that time all rights of the parties related to the Series A Preferred Stock will be terminated.

COVID-19

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

Results of Operations

Operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except percentages	2022	2021	% Change	2022	2021	% Change
Revenues	$48,553	$49,259	(1.4)%	$97,615	$93,013	4.9%
Operating expenses	44,542	47,824	(6.9)%	89,709	92,462	(3.0)%
Operating income	$4,011	$1,435	179.5%	$7,906	$551	1334.8%

Operating margin	8.3%	2.9%		8.1%	0.6%

Income before income taxes	$5,132	$10,824	(52.6)%	$8,931	$9,657	(7.5)%

Diluted earnings per common share from operations	$0.52	$1.27	(59.1)%	$0.91	$1.05	(13.3)%

Consolidated Results

Revenues

Three months ended June 30, 2022 vs. Three months ended June 30, 2021

Revenues decreased $0.7 million, or 1.4%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021.  Revenue in our Fulfillment & Logistics Services segment increased $3.9 million, or 24.3%, to $19.7 million. Revenue in our Customer Care segment decreased $3.8 million, or 19.8%, to $15.4 million, and revenue in our Marketing Services segment decreased $0.8 million, or 5.3%, to $13.5 million.

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

Revenues increased $4.6 million, or 4.9%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021.  Revenue in our Fulfillment & Logistics Services segment increased $7.9 million, or 26.3%, to $38.1 million. Revenue in our Customer Care segment decreased $2.6 million, or 7.3%, to $33.1 million, and revenue in our Marketing Services segment decreased $0.7 million, or 2.6%, to $26.4 million.

For a discussion of the drivers of our revenues, see "Segment Results" below.

Operating Expenses

Three months ended June 30, 2022 vs. Three months ended June 30, 2021

Operating expenses were $44.5 million in the three months ended June 30, 2022, a decrease of $3.3 million, or 6.9%, compared to $47.8 million in the three months ended June 30, 2021.

Production and distribution expenses increased $2.3 million, or 18.3%, compared to the three months ended June 30, 2021, primarily due to higher transportation costs to support additional logistics revenue as compared to the prior year quarter and higher brokered, or outsourced costs due to higher brokered revenue.  Advertising, Selling, General and Administrative expenses decreased $0.6 million, or 13.7%, compared to three months ended June 30, 2021 primarily due to lower legal and professional fees.  Labor expense decreased $3.1M, or 11.0%, compared to the three months ended June 30, 2021 primarily due to lower labor expense in the Customer Care associated with lower revenue.

Restructuring expenses were $0.0 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively. See Note N, Restructuring Activities, in the Notes to Condensed Consolidated Financial Statements for further discussion of restructuring activities.

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

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

Operating expenses were $89.7 million in the six months ended June 30, 2022, a decrease of $2.8 million, or 3.0%, compared to $92.5 million in the six months ended June 30, 2021.

Production and distribution expenses increased $5.0 million, or 21.1%, compared to the six months ended June 30, 2021, primarily due to higher transportation costs to support additional logistics revenue as compared to the prior year period and higher brokered, or outsourced costs due to higher brokered revenue.  Labor expense decreased $3.5M, or 6.4%, compared to the six months ended June 30, 2021 primarily due to lower labor expense in the Customer Care associated with lower revenue.  Advertising, Selling, General and Administrative expenses decreased $0.1 million, or 1.4%, compared to six months ended June 30, 2021 primarily due to lower facility expense driven by fewer leased locations in 2022 as compared to 2021.

Restructuring expenses were $0.0 million and $3.9 million for the six months ended June 30, 2022 and 2021, respectively. See Note N, Restructuring Activities, in the Notes to Condensed Consolidated Financial Statements for further discussion of restructuring activities.

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

Interest Expense, net

Three months ended June 30, 2022 vs. Three months ended June 30, 2021

Interest expense, net, in the three months ended June 30, 2022 decreased $60 thousand compared to the three months ended June 30, 2021 due to the lower debt balance as compared to the prior year quarter.

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

Interest expense, net, in the six months ended June 30, 2022 decreased $193 thousand compared to the six months ended June 30, 2021 due to the lower debt balance as compared to the prior year quarter.

Other (income) expense, net

Three months ended June 30, 2022 vs. Three months ended June 30, 2021

Other (income) expense, net, for the three months ended June 30, 2022 was $1.2 million income compared to $0.5 million expense in the prior year quarter mainly due to the decrease in foreign currency revaluation.

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

Other (income) expense, net, for the six months ended June 30, 2022 was $1.2 million income compared to $0.5 million expense in prior year period mainly due to the decrease in foreign currency revaluation.

Income Taxes

Three months ended June 30, 2022vs. Three months ended June 30, 2021

The income tax provision of $0.7 million in the second quarter of 2022 represents an increase in income tax provision of $0.4 million when compared to the second quarter of 2021.  Our effective tax rate was 13.1% for the second quarter of 2022, an increase from 10.7% for the second quarter of 2021. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

The income tax provision of $1.1 million in the six months ended June 30, 2022 represents an increase in income tax provision of $0.3 million when compared to the six months ended June 30, 2021.  Our effective tax rate was 12.6% for the six months ended June 30, 2022, an increase from 3.8% when compared to the effective tax rate of 8.8% for the six months ended June 30, 2021. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the three and six months ended June 30, 2022 and 2021. There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”).  For additional information, see Note O, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.  See Note O, Segment Results, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Marketing Services:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2022	% Change	2021	2022	% Change	2021
Revenues	$13,450	-5.3%	$14,208	$26,374	-2.6%	$27,086
EBITDA	1,814	5.1%	1,726	3,275	41.9%	2,308
Operating Income	1,725	9.0%	1,582	3,084	53.2%	2,013
Operating Income % of Revenue	12.8%		11.1%	11.7%		7.4%

Three months ended June 30, 2022vs. Three months ended June 30, 2021

Marketing Services segment revenue decreased $0.8 million, or 5.3%, due to the decreased volume from the existing customers.  Operating income for the three months ended June 30, 2022 increased $0.1 million from the prior year quarter due to our cost reduction efforts.

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

Marketing Services segment revenue decreased $0.7 million, or 2.6%, due to the decreased volume from the existing customers.  Operating income for the six months ended June 30, 2022 increased $1.1 million from the prior year quarter due to our cost reduction efforts.

Customer Care:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2022	% Change	2021	2022	% Change	2021
Revenues	$15,382	-19.8%	$19,191	$33,123	-7.3%	$35,735
EBITDA	2,493	-25.6%	3,350	5,955	0.1%	5,950
Operating Income	2,292	-27.2%	3,147	5,552	1.1%	5,493
Operating Income % of Revenue	14.9%		16.4%	16.8%		15.4%

Three months ended June 30, 2022vs. Three months ended June 30, 2021

Customer Care segment revenue decreased $3.8 million, or 19.8%, primarily due to a decrease in volumes with existing customers.  Operating Income was $2.3 million for the three months ended June 30, 2022, compared to operating income of $3.1 million for the three months ended June 30, 2021. The $0.8 million decrease was due to the decrease in volume from existing clients which was partially offset by our cost reduction efforts.

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

Customer Care segment revenue decreased $2.6 million, or 7.3%, primarily due to a decrease in volumes with existing customers.  Operating Income of $5.6 million for the six months ended June 30, 2022, which is comparable to the prior year period.

Fulfillment & Logistics Services:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2022	% Change	2021	2022	% Change	2021
Revenues	$19,721	24.3%	$15,860	$38,118	26.3%	$30,192
EBITDA	3,172	91.7%	1,655	5,559	93.6%	2,872
Operating Income	2,970	103.0%	1,463	5,155	105.1%	2,513
Operating Income % of Revenue	15.1%		9.2%	13.5%		8.3%

Three months ended June 30, 2022vs. Three months ended June 30, 2021

Fulfillment & Logistics Services segment revenue increased $3.9 million, or 24.3%, primarily driven by revenue from new customers and an increase in work from existing customers. Operating income was $3.0 million for the three months ended June 30, 2022 compared to $1.5 million for the three months ended June 30, 2021. The $1.5 million improvement in operating income was primarily driven by the higher revenue and our cost reduction efforts.

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

Fulfillment & Logistics Services segment revenue increased $7.9 million, or 26.3%, primarily driven by revenue from new customers and an increase in work from existing customers. Operating income was $5.1 million for the six months ended June 30, 2022 compared to $2.5 million for the six months ended June 30, 2021. The $2.6 million improvement in operating income was primarily driven by the higher revenue and our cost reduction efforts.  Operating income for the prior year period included a favorable $750 thousand litigation settlement.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $10.6 million and $11.9 million at June 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalent and restricted cash balances were $12.9 million and $15.1 million at June 30, 2022 and December 31, 2021, respectively.

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

We expect to incur approximately $5 million to $6 million of capital expenditures in 2022 mainly to fund our new ERP system and Kansas City facility expansion.

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

Operating Activities

Net cash provided by the operating activities for the six months ended June 30, 2022 was $9.9 million, compared to net cash used in operating activities of $4.7 million for the six months ended June 30, 2021. The $14.6 million year-over-year increase in cash provided by operating activities was primarily due to the $9.0 million increase in net income, excluding the $10 million non-cash gain in 2021 from extinguishment of PPP loan, and $5.4 million decrease in accounts receivable and contract assets in the six months ended June 30, 2022 as compared to the same period in 2021.

Investing Activities

Net cash used in investing activities was $3.6 million for the six months ended June 30, 2022, compared to $0.9 million for the six months ended June 30, 2021.  The $2.7 million year-over-year increase in cash used in investing activities was primarily due to the $2.6 million additional cash used to purchase property, plant and equipment (mainly for our new ERP system) in the six months ended June 30, 2022 as compared to 2021.

Financing Activities

Net cash provided by the financing activities was $4.5 million for the six months ended June 30, 2022, as compared to $4.5 million of net cash used by financing activities for the six months ended June 30, 2021.  The $9.0 million year-over-year increase in cash provided by financing activities was primarily due to the $5 million additional borrowing under our New Credit Facility in the six months ended June 30, 2022 as compared to $4.0 million paydown of the Texas Capital Credit Facility in the second quarter of 2021.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of June 30, 2022 and 2021 were $1.7 million and $3.2 million, respectively.

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

As of June 30, 2022 and December 31, 2021, we had $10.0 million and $5.0 million of borrowings outstanding under the New Credit Facility, respectively.  At each of June 30, 2022 and December 31, 2021, we had letters of credit in the amount of $1.0 million outstanding. No amounts were drawn against these letters of credit at June 30, 2022 and December 31, 2021. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at June 30, 2022 and December 31, 2021.

As of June 30, 2022, we had the ability to borrow an additional $14.0 million under the New Credit Facility.

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

Dividends

We did not pay any dividends in three months ended June 30, 2022 and 2021. We currently intend to retain any future earnings and do not expect to pay cash dividends on our common stock in the foreseeable future. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

Share Repurchase

During the three-month period which ended June 30, 2022 and 2021, respectively, we did not repurchase any shares of our common stock under our stock repurchase program. This program was publicly announced in August 2014. Under this program we were authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. Currently, up to June 30, 2022 , we had authorization to repurchase up to $11.4 million of shares, but this  authorization and program have since been terminated. From 1997 through December 31, 2015, while the program was active, we repurchased 6.8 million shares for an aggregate of $1.2 billion under this program (and previously announced programs).  We have not made any repurchases under the program since 2015.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2021 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended June 30, 2022 to the risk factors previously disclosed in the 2021 10-K.

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the quarter ended June 30, 2022.

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

HARTE HANKS, INC.

August 12, 2022	/s/ Brian Linscott
Date	Brian Linscott
Chief Executive Officer

August 12, 2022	/s/ Laurilee Kearnes
Date	Laurilee Kearnes
Vice President, and Chief Financial Officer