Form 10-Q
period 2022-09-30
HARTE HANKS INC
filed 2022-11-14
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the issuer’s common stock as of October 15, 2022 was 7,218,033 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

For the Quarterly Period Ended September 30, 2022

Item 1.  Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
In thousands, except per share and share amounts	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$6,907	$11,911
Restricted cash	2,327	3,222
Accounts receivable (less allowance for doubtful accounts of $81 at September 30, 2022 and $266 at December 31, 2021)	45,425	41,051
Unbilled accounts receivable	6,617	8,134
Contract assets	681	622
Prepaid expenses	1,851	1,948
Prepaid income taxes and income tax receivable	5,856	7,456
Other current assets	10,960	1,031
Total current assets	80,624	75,375
Property, plant and equipment (less accumulated depreciation of $48,356 at September 30, 2022 and $52,512 at December 31, 2021)	10,918	7,747
Right-of-use assets	17,796	22,142
Other assets	1,795	2,597
Total assets	$111,133	$107,861

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$20,790	$16,132
Accrued payroll and related expenses	5,265	7,028
Deferred revenue and customer advances	7,043	3,942
Customer postage and program deposits	4,584	6,496
Other current liabilities	2,930	2,291
Current portion of lease liabilities	5,171	6,553
Total current liabilities	45,783	42,442

Long-term debt	—	5,000
Pension liabilities - Qualified plans	25,230	27,359
Pension liabilities - Nonqualified plan	24,337	25,140
Long-term lease liabilities, net of current portion	15,934	19,215
Other long-term liabilities	2,915	3,697
Total liabilities	114,199	122,853

Preferred Stock, $1 par value, 1,000,000 shares authorized; 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding
	9,723	9,723
Stockholders’ deficit
Common stock, $1 par value, 25,000,000 shares authorized;12,121,484 shares issued, 7,218,033 and 6,976,144 shares outstanding at September 30, 2022 and December 31, 2021, respectively	12,121	12,121
Additional paid-in capital	220,311	290,711
Retained earnings	826,066	811,094
Less treasury stock, 4,903,451 shares at cost at September 30, 2022 and 5,145,340 shares at cost at December 31, 2021	(1,014,148)	(1,085,313)
Accumulated other comprehensive loss	(57,139)	(53,328)
Total stockholders’ deficit	(12,789)	(24,715)
Total liabilities, preferred stock and stockholders’ deficit	$111,133	$107,861

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
In thousands, except per share amounts	2022	2021
Revenue	$53,886	$49,597
Operating expenses
Labor	27,364	27,165
Production and distribution	17,443	12,146
Advertising, selling, general and administrative	4,727	4,516
Restructuring expense	—	937
Depreciation expense	579	607
Total operating expenses	50,113	45,371
Operating income	3,773	4,226
Other income, net
Interest expense, net	84	222
Other income, net	(4,696)	(572)
Total other income, net	(4,612)	(350)
Income before income taxes	8,385	4,576
Income tax expense	1,219	172
Net income	7,166	4,404
Less: Preferred Stock dividends	125	125
Less: Earnings attributable to participating securities	868	543
Income attributable to common stockholders	$6,173	$3,736

Earnings per common share
Basic	$0.87	$0.54
Diluted	$0.83	$0.52

Weighted average shares used to compute income per share attributable to common shares
Basic	7,125	6,889
Diluted	7,524	7,162

Comprehensive income, net of tax:
Net income	$7,166	$4,404

Adjustment to pension liability, net	719	861
Foreign currency translation adjustment	(3,007)	(1,251)
Total other comprehensive loss, net of tax	$(2,288)	$(390)

Comprehensive income	$4,878	$4,014

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended September 30,
In thousands, except per share amounts	2022	2021
Operating revenues	$151,500	$142,610
Operating expenses
Labor	78,567	81,883
Production and distribution	46,171	35,875
Advertising, selling, general and administrative	13,320	13,228
Restructuring expense	—	4,880
Depreciation expense	1,764	1,968
Total operating expenses	139,822	137,834
Operating income	11,678	4,776
Other income, net
Interest expense, net	313	645
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	—	(10,000)
Other income, net	(5,951)	(102)
Total other income, net	(5,638)	(9,457)
Income before income taxes	17,316	14,233
Income tax expense	2,344	1,018
Net income	14,972	13,215
Less: Preferred stock dividends	371	372
Less: Earnings attributable to participating securities	1,817	1,661
Income attributable to common stockholders	$12,784	$11,182

Income per common share
Basic	$1.81	$1.66
Diluted	$1.73	$1.57

Weighted-average shares used to compute income per share attributable to common shares
Basic	7,045	6,743
Diluted	7,418	7,153

Comprehensive income
Net income	$14,972	$13,215

Adjustment to pension liability	2,307	2,457
Foreign currency translation adjustment	(6,118)	(1,713)
Total other comprehensive (loss) income, net of tax	$(3,811)	$744

Comprehensive income	$11,161	$13,959

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2021	$9,723	$12,121	$290,711	$811,094	$(1,085,313)	$(53,328)	$(24,715)
Stock-based compensation	—	—	427	—	—	—	427
Vesting of RSUs	—	—	(12,706)	—	12,572	—	(134)
Net Income	—	—	—	3,345	—	—	3,345
Other comprehensive income	—	—	—	—	—	506	506
Balance at March 31, 2022	$9,723	$12,121	$278,432	$814,439	$(1,072,741)	$(52,822)	$(20,571)
Exercise of Stock Options	—	—	(6,266)	—	6,133	—	(133)
Stock-based compensation	—	—	561	—	—	—	561
Vesting of RSUs	—	—	—	—	—	—	—
Net Income	—	—	—	4,461	—	—	4,461
Other comprehensive loss	—	—	—	—	—	(2,029)	(2,029)
Balance at June 30, 2022	$9,723	$12,121	$272,727	$818,900	$(1,066,608)	$(54,851)	$(17,711)
Stock-based compensation	—	—	927	—	—	—	927
Vesting of RSUs	—	—	(53,343)	—	52,460	—	(883)
Net Income	—	—	—	7,166	—	—	7,166
Other comprehensive loss	—	—	—	—	—	(2,288)	(2,288)
Balance at September 30, 2022	$9,723	$12,121	$220,311	$826,066	$(1,014,148)	$(57,139)	$(12,789)
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2020	$9,723	$12,121	$383,043	$796,123	$(1,178,799)	$(65,611)	$(53,123)
Stock-based compensation	—	—	210	—	—	—	210
Vesting of RSUs	—	—	(16,010)	—	15,980	—	(30)
Net loss	—	—	—	(1,758)	—	—	(1,758)
Other comprehensive income	—	—	—	—	—	278	278
Balance at March 31, 2021	$9,723	$12,121	$367,243	$794,365	$(1,162,819)	$(65,333)	$(54,423)
Exercise of Stock Options	—	—	(6,708)	—	6,802	—	94
Stock-based compensation	—	—	527	—	—	—	527
Vesting of RSUs	—	—	(24,124)	—	23,942	—	(182)
Net Income	—	—	—	10,569	—	—	10,569
Other comprehensive income	—	—	—	—	—	856	856
Balance at June 30, 2021	$9,723	$12,121	$336,938	$804,934	$(1,132,075)	$(64,477)	$(42,559)
Stock-based compensation	—	—	329	—	—	—	329
Vesting of RSUs	—	—	(46,934)	—	46,763	—	(171)
Net loss	—	—	—	4,404	—	—	4,404
Other comprehensive income	—	—	—	—	—	(390)	(390)
Balance at September 30, 2021	$9,723	$12,121	$290,333	$809,338	$(1,085,312)	$(64,867)	$(38,387)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
In thousands	2022		2021
Cash Flows from Operating Activities
Net income	$14,972		$13,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,764		1,968
Restructuring	—		728
Stock-based compensation	1,776		1,092
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	—		(10,000)
Net pension payment	(775)		(692)
Changes in assets and liabilities:
Increase in accounts receivable and contract assets	(2,916)		(10,761)
Decrease in prepaid expenses, income tax receivable and other current assets	2,496		199
Increase in accounts payable and accrued expenses	4,778		503
Increase in deferred revenue and customer advances	3,101		316
Decrease in customer postage and program deposits	(1,912)		(1,044)
Decrease in other accrued expenses and liabilities	(1,032)		(1,462)
Net cash provided by (used in) operating activities	22,252		(5,938)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(5,743)		(2,478)
Proceeds from sale of property, plant and equipment	57		101
Net cash used in investing activities	(5,686)		(2,377)

Cash Flows from Financing Activities
Repayment of borrowings	(5,000)		(4,000)
Debt financing costs	(123)		(386)
Payment of finance leases	(148)		(169)
Treasury stock activities	(1,150)		(290)
Net cash used in financing activities	(6,421)		(4,845)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,118)		(1,713)

Net increase in cash and cash equivalents and restricted cash	4,027		(14,873)
Cash and cash equivalents and restricted cash at beginning of period	15,133		33,562
Cash and cash equivalents and restricted cash at end of period	$19,160	(1)	$18,689

Supplemental disclosures
Cash paid for interest	$137		$327
Cash paid for income taxes, net	$828		$1,134
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$2,385		$2,752

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$6,907		$16,044
Restricted cash	2,327		2,645
Cash held in Escrow account included in other current assets (see Note E)	9,926		—
	$19,160		$18,689

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

Recent Accounting Guidance Not yet Adopted

In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.

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

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different.  The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2022 and 2021 by our three business segments and the pattern of revenue recognition:

	Three Months Ended September 30, 2022
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$10,984	$2,032	$13,016
Customer Care	17,375	—	17,375
Fulfillment and Logistics Services	21,398	2,097	23,495
Total Revenues	$49,757	$4,129	$53,886

	Three Months Ended September 30, 2021
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$12,628	$2,101	$14,729
Customer Care	19,768	—	19,768
Fulfillment and Logistics Services	13,362	1,738	15,100
Total Revenues	$45,758	$3,839	$49,597

	Nine Months Ended September 30, 2022
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$32,474	$6,915	$39,389
Customer Care	50,499	—	50,499
Fulfillment and Logistics Services	53,489	8,123	61,612
Total Revenues	$136,462	$15,038	$151,500

	Nine Months Ended September 30, 2021
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$36,163	$5,652	$41,815
Customer Care	55,503	—	55,503
Fulfillment and Logistics Services	39,689	5,603	45,292
Total Revenues	$131,355	$11,255	$142,610

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

Performance obligations are stand-ready obligations and are satisfied over time. With regard to account management and SaaS, we use a time-elapsed output method to recognize revenue. For performance obligations where we charge customers a transaction-based fee, we use the output method based on transaction quantities. In most cases, our contracts provide us the right to invoice for services provided, therefore, we generally use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their SSPs.

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts).  The balance of upfront non-refundable fees collected from customers was immaterial as of September 30, 2022 and December 31, 2021.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of September 30, 2022, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of September 30, 2022 and December 31, 2021:

In thousands	September 30, 2022	December 31, 2021
Unbilled accounts receivable	$6,617	$8,134
Contract assets	681	622
Deferred revenue and customer advances	7,043	3,942
Deferred revenue, included in other long-term liabilities	461	756

Revenue recognized during the nine months ended September 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $2.9 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to operating expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.0 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively.  For the period presented, no impairment was recognized.

Note D - Leases

We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise. Our leases have remaining lease terms of one to nine years, some of which include options to extend the leases for up to an additional five years.

We sublease our Fullerton (CA), Jacksonville (FL) and Uxbridge (UK) facilities.  The leases and subleases for these three facilities expire at various dates, the latest being during fiscal year 2024.

As of September 30, 2022, assets recorded under finance and operating leases were approximately $0.6 million and $17.2 million, respectively, and accumulated depreciation associated with finance leases was $0.8 million. As of December 31, 2021, assets recorded under finance and operating leases were approximately $0.8 million and $21.4 million, respectively, and accumulated depreciation associated with finance leases was $0.7 million.  Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Since none of our leases has a readily determinable implicit interest rate, we use our incremental borrowing rate under our Texas Capital Bank Revolver Facility as the discount rate.  Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

There was no impairment of leases during the three and nine months ended September 30, 2022.  During the nine months ended September 30, 2021, we recorded an impairment on two leases for the facilities we no longer occupied. The impairment charges are included in our restructuring expenses for the three and nine months ended  September 30, 2021.   Please refer to Note N, Restructuring Charges for further details.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of September 30, 2022
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$17,164	$632	$17,796

Liabilities
Current portion of lease liabilities	4,982	189	5,171
Long-term lease liabilities	15,865	69	15,934
Total Lease Liabilities	$20,847	$258	$21,105

In thousands	As of December 31, 2021
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$21,382	$760	$22,142

Liabilities
Short-term lease liabilities	6,359	194	6,553
Long-term lease liabilities	19,004	211	19,215
Total Lease Liabilities	$25,363	$405	$25,768

For the three and nine months ended September 30, 2022 and 2021, the components of lease expense were as follows:

In thousands	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Operating lease cost	$1,393	$1,853

Finance lease cost:
Amortization of right-of-use assets	39	49
Interest on lease liabilities	4	6
Total Finance lease cost	43	55
Variable lease cost	433	577
Sublease income	(128)	(117)
Total lease cost, net	$1,741	$2,368

In thousands	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating lease cost	$4,393	$5,885

Finance lease cost:
Amortization of right-of-use assets	126	147
Interest on lease liabilities	13	21
Total Finance lease cost	139	168
Variable lease cost	1,419	2,131
Sublease income	(539)	(475)
Total lease cost, net	$5,412	$7,709

Other information related to leases was as follows:

In thousands	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,995	$11,179
Operating cash flows from finance leases	12	19
Financing cash flows from finance leases	148	169

Weighted Average Remaining Lease term
Operating leases	6.3	5.8
Finance leases	1.6	2.3

Weighted Average Discount Rate
Operating leases	3.39%	3.50%
Finance leases	5.60%	5.36%

The maturities of the Company’s finance and operating lease liabilities as of September 30, 2022 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2022	$1,462	$50
2023	5,259	166
2024	3,836	48
2025	2,116	6
2026	2,014	—
2027 and beyond	8,225	—
Total future minimum lease payments	22,912	270
Less: imputed interest	2,065	12
Total lease liabilities	$20,847	$258

(1) Non-cancelable sublease proceeds for the remainder of the fiscal year ending December 31, 2022 and the fiscal year ending December 31, 2023 and 2024 of $0.8 million, $0.9 million and $0.4 million, respectively, are not included in the table above.

Note E - Convertible Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 1.0 million shares of preferred stock. On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock to Wipro, LLC d/b/a Wipro US Branch IT Services (“Wipro”) at an issue price of $1,000 per share, for gross proceeds of $9.9 million pursuant to a Certificate of Designation filed with the State of Delaware on January 29, 2018. We incurred $0.2 million of transaction fees in connection with the issuance of the Series A Preferred Stock which were netted against the gross proceeds of $9.9 million on our Condensed Consolidated Financial Statements.

On June 30, 2022, the Company entered into a share repurchase agreement (the “Repurchase Agreement”) with Wipro, pursuant to which the Company will repurchase all 9,926 shares of the Company’s Series A Preferred Stock currently outstanding in exchange for (i) a cash payment equal to their liquidation value, or total cash payment of $9,926,000 and (ii) 100,000 shares of the Company’s common stock, par value $1.00 per share. Closing of the transaction is subject to customary closing conditions, including that the shares are no longer subject to escheatment.  On June 30, 2022, the Company deposited $9,926,000 into an Escrow Account pursuant to the Repurchase Agreement to be released to Wipro when all conditions to the repurchase have been satisfied and included this escrow amount in other current assets on our Condensed Consolidated Balance Sheet as of  September 30, 2022. The transaction is expected to be completed by the end of 2022 and at that time all rights of the parties related to the Series A Preferred Stock will be terminated.

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

Dividends

Upon liquidation, dissolution or winding down of the Company, or a Fundamental Transaction (collectively, a “Liquidation”), shares of Series A Preferred Stock which have not been otherwise converted to common stock shall be entitled to receive dividends that accrue at a rate of (i) 5.0% each year, or (ii) the rate that cash dividends are paid in respect of shares of common stock (with Series A Preferred Stock being paid on an as-converted basis in such case) for such year if such rate is greater than 5.0%. Dividends on the Series A Preferred Stock are cumulative and accrue to the holders thereof whether or not declared by the Board of Directors (the “Board”). Dividends are payable solely upon a Liquidation, and only if prior to such Liquidation such shares of Series A Preferred Stock have not been converted to common stock. As of September 30, 2022, cumulative dividends payable to the holders of Series A Preferred Stock upon a Liquidation totaled $2.3 million or $233.42 per share of Series A Preferred Stock.

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events.  As the events that may trigger the redemption of the Series A Preferred Stock are not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021.

Note F — Long-Term Debt

Credit Facility

As of September 30, 2022 and December 31, 2021, we had $0 and $5.0 million of borrowings outstanding under the New Credit Facility (as defined below).  As of  September 30, 2022, we had the ability to borrow an additional $24.2 million under the New Credit Facility.

As of each of  September 30, 2022 and December 31, 2021, we had letters of credit outstanding in the amount of $0.8 million.  No amounts were drawn against these letters of credit at September 30, 2022.  These letters of credit exist to support insurance programs relating to worker’s compensation, automobile, and general liability.

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

The New Credit Facility is subject to certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by U.S. GAAP).  The Company was in compliance with all of the requirements as of September 30, 2022.

The loans under the New Credit Facility accrue interest at a variable rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The interest rate was 5.14% as of September 30, 2022. The outstanding amounts advanced under the New Credit Facility are due and payable in full on December 21, 2024.

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

Cash payments for interest were $52 thousand and $63 thousand for the three months ended September 30, 2022 and 2021, respectively.  Cash payments for interest were $0.1 million and $0.3 million for the nine months ended  September 30, 2022 and 2021, respectively.

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

We applied for forgiveness of the entire $10.0 million PPP Term Note in the first quarter of 2021 because we used the proceeds from the loan as contemplated under the CARES Act.  On June 10, 2021, we received notice that the entire amount of our PPP Loan was forgiven by the SBA.  We recorded the $10.0 million of debt extinguishment as "Gain from extinguishment of debt" in the Condensed Consolidated Statements of Comprehensive Income in the three months ended June 30, 2021.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income. We recognized $0.9 million and $0.3 million of stock-based compensation expense during the three months ended September 30, 2022 and 2021, respectively.  We recognized $1.8 million and $1.1 million of stock-based compensation expense during the nine months ended  September 30, 2022 and 2021, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Interest cost	$1,260	$1,168	$3,780	$3,504
Expected return on plan assets	(1,468)	(1,688)	(4,404)	(5,064)
Recognized actuarial loss	719	860	2,157	2,580
Net periodic benefit cost	$511	$340	$1,533	$1,020

Based on current estimates, we will be required to make a $1.3 million contribution to the combined qualified Pension Plan in 2022.  We made $1.0 million of such $1.3 million aggregate contribution in the nine months ended September 30, 2022.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.3 million in the nine months ended September 30, 2022 and 2021.

Note I - Income Taxes

The income tax provision was $1.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively.  The provision for income taxes resulted in an effective income tax rate of 14.5% for the three months ended September 30, 2022 and 3.8% for the three months ended September 30, 2021.  The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

The income tax provision was $2.3 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively.  The provision for income taxes resulted in an effective income tax rate of 13.5% for the nine months ended September 30, 2022 and 7.2% for the nine months ended September 30, 2021.  The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.  As of December 31, 2020, the Company filed federal net operating loss carryback claims resulting in an income tax refund for $6.4 million and $3.2 million for tax years 2019 and 2018, respectively.  As of September 30, 2022, the Company has received the tax refunds for the tax years 2019 and 2018 and $0.2 million of income tax refunds from the carryback of the loss generated in 2020.  The Company expects to receive an additional $7.6 million from the 2020 net operating loss carryback claim in 2022.

Harte Hanks, or one of its subsidiaries, files income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2016. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2016.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income. We did not have a significant amount of interest or penalties accrued at September 30, 2022 or December 31, 2021.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2022	2021
Numerator:
Net income	$7,166	$4,404
Less: Preferred stock dividends	125	125
Less: Earnings attributable to participating securities	868	543
Numerator for basic EPS: income attributable to common stockholders	6,173	$3,736

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	868	543
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(827)	(525)
Numerator for diluted EPS	6,214	3,754

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,125	6,889
Diluted EPS denominator	7,524	7,162

Basic income per Common Share	$0.87	$0.54
Diluted income per Common Share	$0.83	$0.52

For the three months ended September 30, 2022 and 2021, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 12,694 and 42,931 shares of anti-dilutive market price options; and 1,001,614 and 1,001,614 shares of anti-dilutive Series A Preferred Stock (as if converted).

	Nine Months Ended September 30,
In thousands, except per share amounts	2022	2021
Numerator:
Net Income	$14,972	$13,215
Less: Preferred stock dividend	371	372
Less: Earnings attributable to common stockholders	1,817	1,661
Numerator for basic EPS: income attributable to common stockholders	12,784	11,182

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	1,817	1,661
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	(1,737)	(1,578)
Numerator for diluted EPS	$12,864	$11,265

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,045	6,743
Diluted EPS denominator	7,418	7,153

Basic income per Common Share	$1.81	$1.66
Diluted income per Common Share	$1.73	$1.57

For the nine months ended September 30, 2022 and 2021, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 13,602 and 49,236 shares of anti-dilutive market price options; 16,849 and 62,541 of anti-dilutive unvested restricted shares; and 1,001,614 and 1,001,614 shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive Income

Comprehensive Income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive income by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2021	$(54,394)	$1,066	$(53,328)
Other comprehensive loss, net of tax, before reclassifications	—	(6,118)	(6,118)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	2,307	—	2,307
Net current period other comprehensive income (loss), net of tax	2,307	(6,118)	(3,811)
Balance at September 30, 2022	$(52,087)	$(5,052)	$(57,139)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2020	$(68,544)	$2,933	$(65,611)
Other comprehensive loss, net of tax, before reclassifications	—	(1,713)	(1,713)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	2,457	—	2,457
Net current period other comprehensive income (loss), net of tax	2,457	(1,713)	744
Balance at September 30, 2021	$(66,087)	$1,220	$(64,867)

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

Note N — Restructuring Activities

Our management team continuously reviews and adjusts our cost structure and operating footprint to optimize our operations, and invest in improved technology.  During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre (PA) and Grand Prairie (TX) and exited our last direct mail facility in Jacksonville (FL).  We completed the migration of our fulfillment business from the Grand Prairie (TX) operations into a new 400,000 square foot facility in Kansas City (KS) in December 2020.  In the first quarter of 2021, we completed the migration of our Shawnee (KS) operations to Kansas City (KS).  The Shawnee (KS) facility lease expired on  April 30, 2021.  The new Kansas City location is now our primary facility in the Midwest. In 2020, we also reduced the footprint of our Customer Care business by reducing our Austin (TX) office location by approximately 50,000 square feet in addition to exiting one of our two Manila offices as the business was operating effectively in a work-from-home environment.

In connection with our cost-saving and restructuring initiatives, we incurred total restructuring charges of $27.6 million through the end of 2021.  We completed our restructuring in 2021, and do not expect any additional restructuring expenses in 2022.

In the three months ended September 30, 2021, we recorded restructuring charges of $0.9 million, which included $0.1 million of severance charges, $0.4 million in lease impairment expense and $0.4 million of facility related and other expenses.  In the nine months ended September 30, 2021, we recorded restructuring charges of $4.9 million, which included $1.5 million of severance charges, $0.7 million in lease impairment expense and $2.6 million of facility related and other expenses.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,	Nine Months Ended September 30,
In thousands	2021	2021
Severance	116	1,530
Facility, asset impairment and other expense
Lease impairment and termination expense	425	718
Fixed Asset disposal and impairment charges	(8)	(2)
Facility and other expenses	404	2,634
Total facility, asset impairment and other expense	821	3,350

Total	$937	$4,880

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Three Months Ended September 30, 2022
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$85	$—	$85
Additions	—	—	—	—
Payments and adjustments	—	(65)	—	(65)
Ending Balance:	$—	$20	$—	$20

In thousands	Nine Months Ended September 30, 2022
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$738	$—	$738
Additions	—	—	—	—
Payments and adjustments	—	(718)	—	(718)
Ending balance:	$—	$20	$—	$20

In thousands	Three Months Ended September 30, 2021
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$937	$21	$958
Additions	—	113	(16)	97
Payments	—	(421)	—	(421)
Ending Balance:	$—	$629	$5	$634

	For the Nine Months Ended September 30, 2021
	Contract Termination Fee	Severance	Facility, asset impairment and other expense	Total
Beginning Balance:	$—	$549	$4	$553
Additions	—	1,527	1	1,528
Payments	—	(1,447)	—	(1,447)
Ending Balance:	$—	$629	$5	$634

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

Our Customer Care segment offers intelligently-responsive contact center solutions, which use real-time data to effectively interact with each customer.  Customer contacts are handled through phone, e-mail, social media, text messaging, chat and digital self-service support.  We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience.

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

The following table presents financial information by segment:

Three Months ended September 30, 2022	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$13,016	$17,375	$23,495	$—	$—	$53,886
Segment Operating Expense	$9,970	$13,661	$19,865	$—	$6,038	$49,534
Contribution margin (loss)	$3,046	$3,714	$3,630	$—	$(6,038)	$4,352
Shared Services	$1,125	$743	$853	$—	$(2,721)	$—
EBITDA	$1,921	$2,971	$2,777	$—	$(3,317)	$4,352
Depreciation	$98	$206	$176	$—	$99	$579
Operating income (loss)	$1,823	$2,765	$2,601	$—	$(3,416)	$3,773

Three Months ended September 30, 2021	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$14,729	$19,768	$15,100	$—	$—	$49,597
Segment Operating Expense	$10,937	$15,087	$12,695	$—	$5,108	$43,827
Restructuring	$—	$—	$—	$937	$—	$937
Contribution margin (loss)	$3,792	$4,681	$2,405	$(937)	$(5,108)	$4,833
Shared Services	$1,020	$667	$712	$—	$(2,399)	$—
EBITDA	$2,772	$4,014	$1,693	$(937)	$(2,709)	$4,833
Depreciation	$117	$195	$182	$—	$113	$607
Operating income (loss)	$2,655	$3,819	$1,511	$(937)	$(2,822)	$4,226

Nine Months ended September 30, 2022	Marketing Services	Customer Care	Fulfillment and Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$39,389	$50,499	$61,612	$—	$—	$151,500
Segment Operating Expense	$30,903	$39,434	$50,795	$—	$16,926	$138,058
Contribution margin	$8,486	$11,065	$10,817	$—	$(16,926)	$13,442
Shared Services	$3,290	$2,139	$2,483	$—	$(7,912)	$—
EBITDA	$5,196	$8,926	$8,334	$—	$(9,014)	$13,442
Depreciation	$288	$609	$581	$—	$286	$1,764
Operating income (loss)	$4,908	$8,317	$7,753	$—	$(9,300)	$11,678

Nine Months ended September 30, 2021	Marketing Services	Customer Care	Fulfillment and Logistics Services (1)	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$41,815	$55,503	$45,292	$—	$—	$142,610
Segment Operating Expense	$33,355	$43,299	$38,295	$—	$16,037	$130,986
Restructuring	$—	$—	$—	$4,880	$—	$4,880
Contribution margin	$8,460	$12,204	$6,997	$(4,880)	$(16,037)	$6,744
Shared Services	$3,380	$2,240	$2,432	$—	$(8,052)	$—
EBITDA	$5,080	$9,964	$4,565	$(4,880)	$(7,985)	$6,744
Depreciation	$412	$652	$541	$—	$363	$1,968
Operating income (loss)	$4,668	$9,312	$4,024	$(4,880)	$(8,348)	$4,776

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

Share Repurchase

On June 30, 2022, the Company entered into a share repurchase agreement with Wipro, pursuant to which the Company will repurchase all 9,926 shares of the Company’s Series A Preferred Stock currently outstanding in exchange for (i) a cash payment equal to their liquidation value, or total cash payment of $9,926,000 and (ii) 100,000 shares of the Company’s common stock, par value $1.00 per share. Closing of the transaction is subject to customary closing conditions, including that the shares are no longer subject to escheatment.  On June 30, 2022, the Company deposited $9,926,000 into an Escrow Account pursuant to the Repurchase Agreement to be released to Wipro when all conditions to the repurchase have been satisfied and included this escrow amount in other current assets on our Condensed Consolidated Balance Sheet as of September 30, 2022. The transaction is expected to be completed by the fourth quarter of 2022 and at that time all rights of the parties related to the Series A Preferred Stock will be terminated.

COVID-19

In connection with the pandemic, some of our customers have reduced the amount of work we provide to them while other customers have requested accommodations including extensions of payment or restructuring of agreements.  However, due to pandemic-related changes, including an increased need for contact center services, our Customer Care solutions services secured new contracts as well as increased volume for existing customers.  The majority of this work has been completed, however, we continue to benefit from long-term relationships with existing and new customers.  While the pandemic has not had a material effect on our business, liquidity or ability to comply with covenants to date, given the dynamic nature of the pandemic, we may experience material impacts in the future.  We recommend that you review  “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for a further discussion on COVID-19.

Results of Operations

Operating results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except percentages	2022	2021	% Change	2022	2021	% Change
Revenues	$53,886	$49,597	8.6%	$151,500	$142,610	6.2%
Operating expenses	50,113	45,371	10.5%	139,822	137,834	1.4%
Operating income	$3,773	$4,226	(10.7)%	$11,678	$4,776	144.5%

Operating margin	7.0%	8.5%		7.7%	3.3%

Income before income taxes	$8,385	$4,576	83.3%	$17,316	$14,233	21.7%

Diluted earnings per common share from operations	$0.83	$0.52	59.6%	$1.73	$1.57	10.5%

Consolidated Results

Revenues

Three months ended September 30, 2022 vs. Three months ended September 30, 2021

Revenues increased $4.3 million, or 8.6%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021.  Revenue in our Fulfillment & Logistics Services segment increased $8.4 million, or 55.6%, to $23.5 million. Revenue in our Customer Care segment decreased $2.4 million, or 12.1%, to $17.4 million, and revenue in our Marketing Services segment decreased $1.7 million, or 11.6%, to $13.0 million.

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

Revenues increased $8.9 million, or 6.2%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.  Revenue in our Fulfillment & Logistics Services segment increased $16.3 million, or 36.0%, to $61.6 million. Revenue in our Customer Care segment decreased $5.0 million, or 9.0%, to $50.5 million, and revenue in our Marketing Services segment decreased $2.4 million, or 5.8%, to $39.4 million.

For a discussion of the drivers of our revenues, see "Segment Results" below.

Operating Expenses

Three months ended September 30, 2022 vs. Three months ended September 30, 2021

Operating expenses were $50.1 million in the three months ended September 30, 2022, an increase of $4.7 million, or 10.5%, compared to $45.4 million in the three months ended September 30, 2021.

Production and distribution expenses increased $5.3 million, or 43.6%, compared to the three months ended September 30, 2021, primarily due to higher transportation costs to support additional logistics revenue as well as revenue mix changes as compared to the prior year quarter and higher brokered, or outsourced costs due to higher brokered revenue.  Advertising, Selling, General and Administrative expenses increased $0.2 million, or 4.7%, compared to three months ended September 30, 2021 primarily due to higher professional fees.  Labor expense increased $0.2 million, or 0.7%, compared to the three months ended September 30, 2021 primarily due to higher labor expense in the Fulfillment & Logistics Services segment associated with higher revenue.

Restructuring expenses were $0.0 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively. See Note N, Restructuring Activities, in the Notes to Condensed Consolidated Financial Statements for further discussion of restructuring activities.

The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Transportation rates have increased over the last few years due to demand and supply fluctuations within the transportation industry. Future changes in transportation expenses will continue to impact our total production costs and total operating expenses, and in turn our margins, and may have an impact on future demand for our supply chain management services.  As noted above, our revenue mix has shifted which led to a decrease to our overall operating margin.

Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

Operating expenses were $139.8 million in the nine months ended September 30, 2022, an increase of $2.0 million, or 1.4%, compared to $137.8 million in the nine months ended September 30, 2021.

Production and distribution expenses increased $10.3 million, or 28.7%, compared to the nine months ended September 30, 2021, primarily due to higher transportation costs to support additional logistics revenue as well as revenue mix changes as compared to the prior year period and higher brokered, or outsourced costs due to higher brokered revenue.  Labor expense decreased $3.3M, or 4.0%, compared to the nine months ended September 30, 2021 primarily due to lower labor expense in the Marketing Service and Customer Care segments associated with lower revenue which was partially offset by higher labor expense in the Fulfillment & Logistics segment driven by higher revenue.  Advertising, Selling, General and Administrative expenses increased $0.1 million, or 0.7%, compared to nine months ended September 30, 2021 primarily due to lower facility expense driven by fewer leased locations in 2022 as compared to 2021.

Restructuring expenses were $0.0 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively. See Note N, Restructuring Activities, in the Notes to Condensed Consolidated Financial Statements for further discussion of restructuring activities.

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

Interest Expense, net

Three months ended September 30, 2022 vs. Three months ended September 30, 2021

Interest expense, net, in the three months ended September 30, 2022 decreased $0.1 million compared to the three months ended September 30, 2021 due to the lower debt balance as compared to the prior year quarter.

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

Interest expense, net, in the nine months ended September 30, 2022 decreased $0.3 million compared to the nine months ended September 30, 2021 due to the lower debt balance as compared to the prior year period.

Other income, net

Three months ended September 30, 2022 vs. Three months ended September 30, 2021

Other income, net, for the three months ended September 30, 2022 was $4.7 million income compared to $0.6 million other income, net, in the prior year quarter mainly due to $2.5 million gain from the sale of some IP addresses which were no longer useful to the Company as well as the decrease in foreign currency revaluation.  We do not expect the sale of IP addresses, in the future, if any, to generate a significant amount of other income.

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

Other income, net, for the nine months ended September 30, 2022 was $6.0 million income compared to $0.1 million other income, net, in prior year period mainly due to $2.5 million gain from the sale of some IP addresses which were no longer useful to the Company as well the decrease in foreign currency revaluation.  We do not expect the sale of IP addresses, in the future, if any, to generate a significant amount of other income.

Income Taxes

Three months ended September 30, 2022vs. Three months ended September 30, 2021

The income tax provision of $1.2 million in the third quarter of 2022 represents an increase in income tax provision of $1.0 million when compared to the third quarter of 2021.  Our effective tax rate was 14.5% for the third quarter of 2022, an increase of 10.8% from the third quarter of 2021. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

The income tax provision of $2.3 million in the nine months ended September 30, 2022 represents an increase in income tax provision of $1.3 million when compared to the nine months ended September 30, 2021.  Our effective tax rate was 13.5% for the nine months ended September 30, 2022, an increase from 6.3% when compared to the effective tax rate of 7.2% for the nine months ended September 30, 2021. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the three and six months ended September 30, 2022 and 2021. There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”).  For additional information, see Note O, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.  See Note O, Segment Results, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Marketing Services:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2022	% Change	2021	2022	% Change	2021
Revenues	$13,016	-11.6%	$14,729	$39,389	-5.8%	$41,815
EBITDA	1,921	-30.7%	2,772	5,196	2.3%	5,080
Operating Income	1,823	-31.3%	2,655	4,908	5.1%	4,668
Operating Income % of Revenue	14.0%		18.0%	12.5%		11.2%

Three months ended September 30, 2022vs. Three months ended September 30, 2021

Marketing Services segment revenue decreased $1.7 million, or 11.6%, due to a decrease in direct mail service volume from the existing customers.  Operating income for the three months ended September 30, 2022 decreased $0.8 million from the prior year quarter due to the reduced revenue.

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

Marketing Services segment revenue decreased $2.4 million, or 5.8%, due to a decrease in direct mail service volume from the existing customers.  Operating income for the nine months ended September 30, 2022 increased $0.2 million from the prior year quarter due to our cost reduction efforts which was partially offset by the reduced revenue.

Customer Care:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2022	% Change	2021	2022	% Change	2021
Revenues	$17,375	-12.1%	$19,768	$50,499	-9.0%	$55,503
EBITDA	2,971	-26.0%	4,014	8,926	-10.4%	9,964
Operating Income	2,765	-27.6%	3,819	8,317	-10.7%	9,312
Operating Income % of Revenue	15.9%		19.3%	16.5%		16.8%

Three months ended September 30, 2022vs. Three months ended September 30, 2021

Customer Care segment revenue decreased $2.4 million, or 12.1%, primarily due to a decrease in volumes with existing customers.  Operating Income was $2.8 million for the three months ended September 30, 2022, compared to operating income of $3.8 million for the three months ended September 30, 2021. The $1.0 million decrease was due to the decrease in volume from existing clients which was partially offset by our cost reduction efforts.

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

Customer Care segment revenue decreased $5.0 million, or 9.0%, primarily due to a decrease in volumes with existing customers.  Operating Income of $8.3 million for the nine months ended September 30, 2022, decreased $1.0 million from the prior year quarter due to the decrease in volume from existing clients which was partially offset by our cost reduction efforts.

Fulfillment & Logistics Services:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2022	% Change	2021	2022	% Change	2021
Revenues	$23,495	55.6%	$15,100	$61,612	36.0%	$45,292
EBITDA	2,777	64.0%	1,693	8,334	82.6%	4,565
Operating Income	2,601	72.1%	1,511	7,753	92.7%	4,024
Operating Income % of Revenue	11.1%		10.0%	12.6%		8.9%

Three months ended September 30, 2022vs. Three months ended September 30, 2021

Fulfillment & Logistics Services segment revenue increased $8.4 million, or 55.6%, primarily driven by revenue from new customers and an increase in work from existing customers. Operating income was $2.6 million for the three months ended September 30, 2022 compared to $1.5 million for the three months ended September 30, 2021. The $1.1 million improvement in operating income was primarily driven by higher revenue and our cost reduction efforts.

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

Fulfillment & Logistics Services segment revenue increased $16.3 million, or 36.0%, primarily driven by revenue from new customers and an increase in work from existing customers. Operating income was $7.8 million for the nine months ended September 30, 2022 compared to $4.0 million for the nine months ended September 30, 2021. The $3.8 million improvement in operating income was primarily driven by higher revenue and our cost reduction efforts.  Operating income for the prior year period included a favorable $0.8 million litigation settlement.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $6.9 million and $11.9 million at September 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalent and restricted cash balances were $9.2 million and $15.1 million at September 30, 2022 and December 31, 2021, respectively.  The money deposited in an escrow account to satisfy the purchase price for the Wipro share repurchase is not included in our cash and cash equivalent or restricted cash balances.

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

We expect to incur approximately $6 million to $7 million of capital expenditures in 2022 mainly to fund our new ERP system and Kansas City facility expansion.

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

Operating Activities

Net cash provided by the operating activities for the nine months ended September 30, 2022 was $22.3 million, compared to net cash used in operating activities of $5.9 million for the nine months ended September 30, 2021. The $28.2 million year-over-year increase in cash provided by operating activities was primarily due to the $1.8 million increase in net income, excluding the $10 million non-cash gain in 2021 from extinguishment of PPP loan, $10.1 million increase in accounts receivable and contract assets, prepaid and other current assets, $2.8 million increase in deferred revenue and customer advances as well as $4.3 million increase in accounts payable and accrued expenses due to increased transportation expenses in the nine months ended September 30, 2022 as compared to the same period in 2021.

Investing Activities

Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2022, compared to $2.4 million for the nine months ended September 30, 2021.  The $3.3 million year-over-year increase in cash used in investing activities was primarily due to the $3.3 million additional cash used to purchase property, plant and equipment (mainly for our new ERP system) in the nine months ended September 30, 2022 as compared to 2021.

Financing Activities

Net cash used in financing activities was $6.4 million for the nine months ended September 30, 2022, as compared to $4.8 million of net cash used in financing activities for the nine months ended September 30, 2021.  The $1.6 million year-over-year increase in cash used in financing activities was primarily due to the $5 million paydown of the borrowing under our New Credit Facility in the nine months ended September 30, 2022 as compared to a $4.0 million paydown of the Texas Capital Credit Facility in the second quarter of 2021.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of September 30, 2022 and 2021 were $1.8 million and $2.4 million, respectively.

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

As of September 30, 2022 and December 31, 2021, we had $0 million and $5.0 million of borrowings outstanding under the New Credit Facility, respectively.  At each of September 30, 2022 and December 31, 2021, we had letters of credit in the amount of $0.8 million outstanding. No amounts were drawn against these letters of credit at September 30, 2022 and December 31, 2021. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at September 30, 2022 and December 31, 2021.

As of September 30, 2022, we had the ability to borrow an additional $24.2 million under the New Credit Facility.

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

Dividends

We did not pay any dividends in three months ended September 30, 2022 and 2021. We currently intend to retain any future earnings and do not expect to pay cash dividends on our common stock in the foreseeable future. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

Share Repurchase

During the three-month period which ended September 30, 2022 and 2021, respectively, we did not repurchase any shares of our common stock under our stock repurchase program. This program was publicly announced in August 2014. Under this program we were authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. Currently, up to September 30, 2022 , we had authorization to repurchase up to $11.4 million of shares, but this  authorization and program have since been terminated. From 1997 through December 31, 2015, while the program was active, we repurchased 6.8 million shares for an aggregate of $1.2 billion under this program (and previously announced programs).  We have not made any repurchases under the program since 2015.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2021 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended September 30, 2022 to the risk factors previously disclosed in the 2021 10-K.

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the quarter ended September 30, 2022.

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

HARTE HANKS, INC.

November 10, 2022	/s/ Brian Linscott
Date	Brian Linscott
Chief Executive Officer

November 10, 2022	/s/ Laurilee Kearnes
Date	Laurilee Kearnes
Vice President, and Chief Financial Officer