Form 10-K
period 2022-12-31
HARTE HANKS INC
filed 2023-03-31
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-07120

HARTE HANKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1 Executive Drive, Chelmsford, MA 01824

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price ($12.74) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022), was approximately $71,223,632.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 15, 2023 was 7,419,575 shares of common stock, all of one class.

Documents incorporated by reference:

Portions of the Proxy Statement to be filed for the company’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT.

Harte Hanks, Inc. and Subsidiaries

Form 10-K Report

December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements will also be included from time to time in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, including actions designed to respond to market conditions and improve our performance, (2) our financial outlook for revenues, earnings per share, operating income, expense related to equity-based compensation, capital resources and other financial items, if any, (3) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (4) competitive factors, (5) acquisition and development plans, (6) expectations regarding legal proceedings and other contingent liabilities, and (7) other statements regarding future events, conditions, or outcomes.

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

All reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are publicly available. These documents may be accessed free of charge on our website at http://www.hartehanks.com.  These documents are provided as soon as practical after they are filed with the SEC and may also be found at the SEC’s website at www.sec.gov. Additionally, we have adopted and posted on our website a code of ethics that applies to our chief executive officer, chief financial officer and general counsel. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and nominating and corporate governance committees. We will provide a printed copy of any of these documents to any requesting stockholder by following the instructions on our website. These website addresses are intended to be for inactive textual references only. None of the information on, or accessible through, these websites are part of this Form 10-K or is incorporated by reference herein.

OUR BUSINESS

Harte Hanks is a leading global customer experience company operating in three business segments: Marketing Services, Customer Care, and Fulfillment & Logistics Services. Our mission is to partner with clients to provide them with a robust customer-experience, or CX, strategy, data-driven analytics and actionable insights combined with seamless program execution to better understand, attract, and engage their own customers.  Our services include strategic planning, data strategy, performance analytics, creative development and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.

Marketing Services

Our goal is to help our clients activate their audiences through digital, traditional and emerging channels.  We leverage data, insights, technology, and award-winning creative solutions to meet and exceed our clients’ business objectives and optimize our client’s return on investment.  We provide full service multi-channel marketing from strategy to campaign execution.

Our key offerings include:

•

Strategy  –  Provide strategic guidance to help clients efficiently and effectively plan and execute omni-channel marketing programs that deliver business results. We leverage data and insight tools to enhance our clients’ understanding of their consumers, competitors and category dynamics, then apply those insights to develop marketing programs designed to drive activities like customer acquisition, engagement, purchase behavior, loyalty and advocacy.

•

Data & Analytics – In-depth data and analytics offerings, including audience identification, profiling, segmentation and prioritization, predictive modeling and data strategy.  We provide data hygiene and cleansing to ensure the best possible results.  We access broad first-party and third-party data sources, search and social media, and research through syndicated, primary and secondary sources, and we leverage our proprietary DataView tool, a comprehensive, aggregate data mart that provides a 360-degree customer view, with over 1,500 consumer attributes enabling accurate predictive marketing to our clients.

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

•	Marketing As a Service - A flexible outsourcing marketing operations solution, that works as a highly integrated extension of a client’s own marketing function by blending the best of agency and business outsourcing processes and capabilities. Marketing as a service operationalizes, manages and delivers high-performing data operations, marketing technology, demand generation, and staff augmentation.

Customer Care

Harte Hanks is a leading full lifecycle provider of global customer experience management services, multichannel demand generation and digital transformation. Using our integrated  onshore/offshore global delivery  model, we provide our services through multiple communication channels including phone, email, social media, text messaging, chat and digital self-service.  By leveraging our strategy, talent and technology, we strive to offer solutions that help our clients enhance the experience for their customers and improve business. Those solutions are primarily focused on:

•

Customer Experience Management - Interact and resolve consumer concerns across hardware and software platforms, healthcare benefit plans, recalls or a myriad of other customer service issues by leveraging technology to help reduce customer effort while providing a human touch to increase customer satisfaction.

•

CRM & Digital Transformation – Configure different CRM solutions (e.g., Oracle, Salesforce, Zendesk) to create meaningful customer interactions by connecting content between agent or AI-driven interfaces and web-based self-help tools and community forums.

•	Demand Generation - Provide intelligence-based B2B solutions that understand audiences and their behaviors, and then inspire and drive action to deliver results. This solution helps companies generate marketing qualified lead’s (“MQL”) for their marketing and sales team.
•	Inside Sales – Helping build more effective and productive inside sales teams by introducing rigorous testing methodologies to optimize performance for internal or fully outsourced inside sales teams.

We analyze a significant amount of aggregated data obtained from customer interactions on behalf of our clients. We leverage information gained from this analysis and end customer-driven feedback to drive efficiencies, provide insights on predictive behaviors that lead to lower customer churn and help our clients innovate their core product offerings and develop innovative product features.

Fulfillment & Logistics Services

Harte Hanks fulfillment unlocks critical sales enablement and eCommerce fulfillment channels for our clients, and our best-in-class logistics team supports the supply chain needs of our clients in everything from time-sensitive deliveries to full scale supply chain management.

•

Product, Print-On-Demand, and Mail Fulfillment: Our varied product and mail fulfillment solutions include printing on demand, managing product recalls, and distributing literature and promotional products to support B2B trade, drive marketing campaigns, and improve customer experience.  Our event and influencer programs provide custom solutions to engage audiences, target customers, support conferences, and appreciate employees.  Our fulfillment locations are temperature-controlled, FDA-registered, and geographically convenient, thereby allowing us to optimize print and product fulfillment to maximize customer shipping efficiency while minimizing transportation costs.  We leverage our proprietary order management platform to facilitate customer orders, and we work with a variety of data sources and users to initiate the fulfillment order process.

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

Financial information about reporting segments can be found in Item 7 - Management’s Discussion and Analysis of Financial Condition and Result of Operations and Item 8 - Financial Statements and Supplementary Data under Note P.

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

For the years ended December 31, 2022 and 2021, Harte Hanks had revenues of $206.3 million and $194.6 million, respectively.

Repurchase of the Preferred Stock from Wipro, LLC

On December 2, 2022, we repurchased all 9,926 of our outstanding Series A Convertible Preferred Stock (the “Preferred Stock”) from Wipro, LLC (“Wipro”), the sole holder of the Preferred Stock pursuant to an agreement we entered into with Wipro in June 2022 (the “Repurchase Agreement”).

The Preferred Stock was repurchased in exchange for (i) a cash payment equal to its liquidation value, or a total cash payment of $9,926,000 and (ii) the issuance to Wipro, LLC of 100,000 shares of Harte Hanks common stock, par value $1.00 per share (the “Common Stock”).  The cash portion of the repurchase price was previously paid into escrow at the signing of the Repurchase Agreement on June 30, 2022 and was released at closing.  Other than the release of previously escrowed funds, no additional cash was paid by Harte Hanks at the time of closing.

Acquisition of Inside Out Solutions, LLC

On December 1, 2022, we repurchased all of the assets (the “Transaction”) of Inside Out Solutions, LLC, a Florida limited liability company (“InsideOut”), for an aggregate purchase price of approximately $7.5 million (the “Purchase Price”) pursuant to an asset purchase agreement, dated as of December 1, 2022 by and between Harte Hanks and InsideOut (the “Asset Purchase Agreement”).

InsideOut is a premium sales enablement agency offering technology and data driven support to technology, media telecommunications, business services, industrial, and financial technology customers in the North American and European markets.

The acquisition of InsideOut further expands the capabilities of our marketing services and customer care segments and strengthens our ability to drive profitable revenue growth within our current sales enablement offerings, including: (i) demand generation which creates qualified marketing leads for our clients, and (ii) inside sales offerings to further promote a client’s internal growth objectives. In addition, the owner and CEO of InsideOut entered into a two-year consulting agreement with us, which will ensure consistency in our delivery of these sales enablement offerings, post-closing.

Restructuring Activities

Our management team continuously reviews and adjusts our cost structure and operating footprint to optimize our operations, and invest in improved technology.  During 2020, in an effort to right-size our operating footprint, we terminated leases in Wilkes Barre (PA) and Grand Prairie (TX) and exited our last direct mail facility in Jacksonville (FL). We completed the migration of our fulfillment business from the Grand Prairie (TX) operations into a new 400,000 square foot facility in Kansas City (KS) in December 2020.  In the first quarter of 2021, we completed the migration of our Shawnee (KS) operations to Kansas City (KS).  The new Kansas City (KS) location is now our primary facility in the Midwest.  In 2020, we also reduced the footprint of our Customer Care business by reducing our Austin (TX) office location by approximately 50,000 square feet in addition to exiting one of our two Manila offices as the business was operating effectively in a work-from-home environment.  Finally, in 2021 we exited our remaining Customer Care office leases in Texarkana (TX) and Austin (TX) upon expiration of the lease term.

In connection with our cost-saving and restructuring initiatives, we incurred total restructuring charges of $27.6 million through the end of 2021.  We completed our restructuring in 2021 and did not incur any additional restructuring expenses in 2022.

Customers

Our services are marketed to specific industries or markets. We tailor our services and software products depending on the industry or market we are targeting. We believe that we are generally able to provide services to new industries and markets by modifying our existing services and applications. We currently provide services primarily to the B2B, consumer brand, financial services, retail, and healthcare vertical markets, in addition to a range of other select markets. Our clients include large multinational enterprises, small and medium-sized businesses and government organizations.  Our largest client (measured in revenue) generated 12.2% of total revenues in 2022. Our largest 25 clients in terms of revenue generated 72.5% of total revenue in 2022.  We generally enter into long-term contracts with our clients ranging in duration from one to three years. Most of our contracts do not require our customers to purchase a minimum amount of services from us. In general, our contracts with our customers are terminable on short notice with little or no penalty payable on termination.

Sales and Marketing

We rely on our enterprise and solution sellers to primarily sell our products and services to new clients and task our employees supporting existing clients to expand our client relationship through additional solutions and products. Our marketing services sales force sells a variety of solutions and services to address clients’ cross-selling targeted marketing needs. We maintain solution-specific sales forces and sales groups to sell our individual products and solutions. We currently have 12 employees in our sales and marketing function.

Facilities

Our services are provided at the following facilities, all of which are leased:

Domestic Offices

Chelmsford, Massachusetts	Lenexa, Kansas
Deerfield Beach, Florida	St. Petersburg, Florida
East Bridgewater, Massachusetts	Trevose, Pennsylvania
Kansas City, Kansas

International Offices

Hasselt, Belgium	Manila, Philippines
Iasi, Romania	Uxbridge, United Kingdom

Competition

Our competition comes from local, national, and international marketing, advertising, customer care, print fulfillment, 3PL, and logistics companies, and internal client resources, against whom we compete for individual projects, entire client relationships, and marketing expenditures. Competitive factors in our industry include the quality and scope of services, technical and strategic expertise, the perceived value of the services provided, reputation, pricing, and brand recognition. We also compete against social, mobile, web-based, email, print, broadcast, and other forms of advertising for marketing and advertising dollars in general.  During 2022, we continued to see an increase in the insourcing of capabilities among our clients, which resulted in a decrease in revenues from these customers.

Seasonality

Our revenues tend to be higher in the fourth quarter than in other quarters during a given year. This increased revenue is a result of overall increased activity prior to and during the holiday season in the retail vertical and due to the open enrollment period in the healthcare vertical.

GOVERNMENT REGULATION

As a company conducting varied business activities for clients across diverse industries around the world, we are subject to a variety of domestic and international legal and regulatory requirements that impact our business, including, for example, regulations governing consumer protection, and unfair business practices, contracts, e-commerce, intellectual property, labor, and employment (especially wage and hour laws), securities, tax, and other laws that are generally applicable to commercial activities.  We do not expect to need to make material capital expenditures to maintain compliance with government regulations.

We are also subject to, or affected by, numerous local, national, and international laws, regulations, and industry standards that regulate direct marketing activities, including those that address privacy, data security, and unsolicited marketing communications. The most material of these laws and regulations that may be applied to, or affect, our business or the businesses of our clients include the following:

•

The Federal Trade Commission’s positions regarding the processing of personal information and consumer protection as expressed through its Protecting Consumer Privacy in an Era of Rapid Change, Data Brokers, Big Data and Cross-Device Tracking reports (each of which seek to address consumer privacy, data protection, and technological advancements related to the collection or use of personal information for marketing purposes).

•

Data protection laws in the United States (“U.S.”) (which are generally state specific) and in the European Union (“EU”), including the General Data Protection Regulation (“EU Regulation 679/2016”), each  of which imposes a number of obligations with respect to the processing of personal data, and with respect to EU Regulation 679/2016 also imposes prohibitions related to the transfer of personal information from the EU to other countries, including the United States, that do not provide data subjects with an “adequate” level of privacy or security, and applies to all of our products in the EU.

•

The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB”), which, among other things, regulates the use for marketing purposes of non-public personal financial information of consumers held by financial institutions. Although Harte Hanks is not considered a financial institution, many of our clients are subject to the GLB. The GLB also includes rules relating to the physical, administrative, and technological protection of non-public personal financial information.

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

•

The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), which amended the FCRA and requires, among other things, consumer credit report notices for creditors that use consumer credit report information in connection with risk-based credit pricing actions and also prohibits a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to request the business not to use the information for such marketing purposes, subject to certain exceptions.

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

INTELLECTUAL PROPERTY RIGHTS

Our intellectual property assets include trademarks and service marks that identify our company and our services, know-how, software, and other technology that we develop for our internal use and for license to clients and data and intellectual property licensed from third parties, such as commercial software and data providers. We generally seek to protect our intellectual property through a combination of license agreements and trademark, service mark, copyright, and trade secret laws as well as through domain name registrations and enforcement procedures. We also enter into confidentiality agreements with many of our employees, vendors, and clients and seek to limit access to and distribution of intellectual property and other proprietary information. We pursue the protection of our trademarks and other intellectual property in the U.S. and internationally. Although we from time to time evaluate inventions for patentability, we do not own any patents, and patents are not core to our intellectual property strategy (other than as may be incidental to commercially available technology or software we license).

We have developed proprietary software including NexTOUCH and Allink®360, each of which are integral to our business. NexTOUCH is key to the success of our print and product fulfillment business while Allink®360 ensures customers' products are delivered on-time and on-budget.

HUMAN CAPITAL RESOURCES

As of December 31, 2022, Harte Hanks employed 1,881 full-time employees and 823 part-time employees, of which approximately 1,646 are based outside of the U.S., primarily in the Philippines. A portion of our workforce is provided to us through staffing companies. None of our workforce is represented by labor unions. We consider our relations with our employees to be good.

Harte Hanks believes that its employees are the key to its success. Our human capital strategy focuses on:

Diversity, Equity and Inclusion:  Harte Hanks recognizes the value of diversity, equity and inclusion within its organization and strives to ensure that its workplace reflects the diverse communities in which it operates in order to promote collaboration, innovation, creativity and belonging. Harte Hanks is proud of its diverse workforce and cross-cultural competency and, as of December 31, 2022, employed individuals from six different countries. As of December 31, 2022, 59% of Harte Hanks’ workforce was female. Harte Hanks is committed to continue to recruit and employ qualified candidates regardless of their gender or cultural background.

Employee Benefits:  Harte Hanks believes in the importance of offering its employees competitive salaries and wages, together with comprehensive insurance options. Harte Hanks recognizes the importance of comprehensive healthcare benefits, including medical, prescription drug, vision and dental, and employees and their family members are provided with tools and resources to assist in adopting and maintaining a healthy lifestyle. Harte Hanks pays the cost of basic life insurance, accidental death and dismemberment insurance, and short-term and long-term disability for its employees. Additionally, employees may purchase supplemental life and dependent life insurance.

ITEM 1A.	RISK FACTORS

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

To the extent these industries experience downturns whether as result of the COVID-19 pandemic, another epidemic, the ongoing Russia-Ukraine war or otherwise, our clients may re-evaluate their marketing spend, which could adversely affect the results of our operations.

A large portion of our revenue is generated from a limited number of clients. The loss of a client or significant work from one or more of our clients could adversely affect our business.

Our largest client (measured in revenue) generated 12.2% of total revenues in 2022 and represented 13.0% of total accounts receivable as of December 31, 2022.   Approximately 72.5% of our revenue for 2022 was generated by our 25 largest clients.  While we typically have multiple projects with our largest customers which would not all terminate at the same time, the loss of one or more of our larger clients or even a single project or contract with one of our largest clients could adversely affect our business, results of operations, and financial condition if the lost revenues are not replaced with profitable revenues from that client or other clients.

We face significant competition for individual projects, entire client relationships and advertising dollars in general.

Our business faces significant competition within each of our vertical markets and for all our offerings. We offer our marketing services within a dynamic business environment characterized by rapid technological change, high turnover of client personnel who make buying decisions, client consolidations, changing client needs and preferences, continual development of competing products and services, and an evolving competitive landscape. This competition comes from numerous local, national, and international direct marketing and advertising companies, and client internal resources, against whom we compete for individual projects, entire client relationships, and marketing expenditures by clients and prospective clients. We also compete against internet (social, mobile, web-based, and email), print, broadcast, and other forms of advertising for marketing and advertising dollars in general.  During 2022, we continued to see an increase in the insourcing of capabilities among our clients.

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

Climate change may have an adverse impact on our business.

While we seek to mitigate our business risks associated with climate change by establishing environmental goals and standards and seeking business partners, including within our supply chain, that are committed to operating in ways that protect the environment or mitigate environmental impacts, we recognize that there are inherent climate-related risks wherever business is conducted. Our financial results, and our operations may be vulnerable to the adverse effects of climate change, which are predicted to increase the frequency and severity of weather events and other natural cycles such as wildfires and droughts. Such events have the potential to disrupt our operations, delay deliveries, disrupt the business of third-party truck operators and impact our customers, all of which may cause us to suffer losses and additional costs to maintain or resume operations.

Our success depends on our ability to consistently and effectively deliver our services to our clients.

Our success depends on our ability to effectively and consistently staff and execute client engagements within the agreed upon time frame and budget. Depending on the needs of our clients, our engagements may require customization, integration, and coordination of a number of complex product and service offerings and execution across many facilities. Moreover, in some of our engagements, we rely on subcontractors and other third parties to provide some of the services to our clients, and we cannot guarantee that these third parties will effectively deliver their services, that we will be able to easily suspend work with contractors that are not performing adequately, or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact our ability to provide our products and services, such as pandemics or other national or global health crisis or severe weather events that could disrupt our delivery networks. Our failure to effectively and timely staff, coordinate, and execute our client engagements may adversely impact existing client relationships, the amount or timing of payments from our clients and our reputation in the marketplace as well as our ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients and other customers may not provide us with sufficient protections against claims for lost profits or other claims for damages.

We have experienced, and may experience in the future, reduced demand for our products and services due to the financial condition and marketing budgets of our clients and other factors that may impact the industry verticals that we serve.

Marketing budgets are largely discretionary in nature, and as a consequence are easier to reduce in the short-term than other expenses. Our customers have in the past, and may in the future, respond to their own financial constraints (whether caused by weak economic conditions, weak industry performance or client-specific issues) by reducing their marketing spend.  For instance, in light of the current inflationary environment and increased cost of capital due to rising interest rates, our customers may reduce the amount of services we provide to them, for among other reasons, to preserve liquidity.  Customers may also be slow to restore their marketing budgets to prior levels during an economic recovery and may respond similarly to adverse economic conditions in the future further exacerbating the risk. Our revenues are dependent on national, regional, and international economies and business conditions. A long-lasting economic recession, regardless of the cause, or anemic recovery in the markets in which we operate could have material adverse effects on our business, financial position, or operating results. Similarly, industry or company-specific factors may negatively impact our clients and prospective clients, and in turn result in reduced demand for our products and services, client insolvencies, collection difficulties or bankruptcy preference actions related to payments received from our clients. We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve.

We must effectively manage our costs to be successful. If we do not achieve our cost management objectives, our financial results could be adversely affected.

Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditures across our operations. In 2019, our management team, along with members of the Board, formed a project committee focused on cost-saving initiatives and other restructuring efforts. The committee reviewed each of our business segments and other operational areas to identify both one-time and recurring cost-saving opportunities. Even though the committee was dissolved at the end of 2019, our management team continued to review and adjust our cost structure and operating footprint, optimize our operations, and invest in improved technology.  For the years ended December 31, 2021, we recorded restructuring charges of $6.4 million, which has resulted in meaningful savings in 2022 and future years.  However, we may not be able to recognize all identified potential savings and even if we are able to recognize the identified savings, such cost savings may be insufficient to achieve our cost management objectives. To the extent that we do not successfully manage our costs our financial results may be adversely affected.

Our sites operate on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.

Our sites operate on leasehold property. Our leases are subject to renewal and we may be unable to renew such leases on commercially acceptable terms or at all. Our inability to renew our leases, or a renewal of our leases with a rental rate higher than the prevailing rate under the applicable lease prior to expiration, may cause an increase in operating costs, or may cause additional cost due to relocation.

Risks Related to our Indebtedness

Our indebtedness may adversely impact our ability to react to changes in our business or changes in general economic conditions.

As of December 31, 2022, we had no indebtedness outstanding.  However, we may incur new indebtedness from time to time.

On December 21, 2021, the Company entered a new three-year, $25.0 million asset-based revolving credit facility (the “New Credit Facility”) with the Texas Capital Bank.  The New Credit Facility replaces the Company’s previous credit facility with Texas Capital Bank , which previous facility was guaranteed by members of the Shelton family (descendants of one of our founders) to provide credit support to the Company.  The New Credit Facility did not require the Shelton family or any other third-party to guarantee the Company’s obligations.  However, each of the Company’s material subsidiaries guaranteed the Company’s obligations under the New Credit Facility (such subsidiaries, the “Guarantors”). The New Credit Facility is secured by substantially all the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, between the Company, TCB and the other grantors party thereto (the “Security Agreement”).  As of December 31, 2022, we had the ability to borrow an additional $24.2 million under the New Credit Facility subject to compliance with the facilities covenants.

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

The covenants in the New Credit Facility may limit the Company’s operating and financial flexibility.

The New Credit Facility and the terms under which we borrow money under any future credit facilities or other agreements could have significant consequences for our business. The New Credit Facility includes covenants restricting the Company’s and its subsidiaries’ ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by the generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

In addition, a failure to comply with these restrictions or to maintain the financial measures and ratios contained in the New Credit Facility or future debt instruments could lead to an event of default that could result in an acceleration of debt repayment obligations.

Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.

Pension benefits represent significant financial obligations.  As of December 31, 2022, we had approximately $39.6 million of unfunded pension liabilities. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to our plans. We utilize the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. Differences between actual pension expenses and liability amounts from these estimated expense and liabilities may adversely impact our results of operations and cash flows.

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

As a result of increasing awareness and interest in privacy rights, data protection, the fair use of personal information, consumer protection, information security, and similar matters, national and local governments and industry organizations regularly consider and adopt new laws, rules, regulations, and guidelines that impact, restrict, and regulate our business products and services. Whether already in place or scheduled to become effective in the future, comprehensive data protection, privacy, and marketing laws apply across the jurisdictions in which we operate as well as in the locations where any such personal information originates, including Europe, the Philippines, and most states throughout the United States. These regulations apply when processing personal data for business and marketing purposes and broadly impact all marketing activities, including legitimate activities associated with profiling consumer behaviors, drawing inferences from personal information, making automated decisions about individuals using personal information, transferring personal information between parties and jurisdictions, communicating with existing and prospective customers, and to other similar activities. Additionally, we are subject to operational obligations when processing and storing personal information, including, but not limited to, adopting and upholding a governance framework to protect this information, registering with relevant regulators, implementing secure infrastructure and data security standards and strategies, data breach detection and response solutions, conducting audits to identify security risks as well as carrying out additional procedures to demonstrate accountability and compliance with national and local privacy and data protection regulations. Other relevant compliance considerations in support of these mandates include establishing solutions in support of broad privacy and data protection rights, including those designed to offer notice to individuals, capture prior consent, grant access to personal information, offer choices regarding the decision to share one’s personal information and how such information can be used, as well as related controls to honor choices expressed related to if and how personal information can be processed or licensed for marketing purposes.  One such solution is the “Don’t Sell My Info” link at the bottom of our corporate webpage, as well as our transparent efforts to clearly disclose our Privacy Policy and Cookie and Advertising polices. We also openly provide a link to our Security and Privacy Polices on our corporate webpage under our Investor Relations tab.

We anticipate new regulations will continue to be proposed and adopted in the future in the jurisdictions in which we operate and/or generate revenue. We also expect any new regulations will reflect the growing trends common to current privacy, data protection and marketing laws requiring companies to bear the burden of proving compliance efforts through demonstratable records, and may subject companies to significant fines and penalties should they violate any substantive or technical requirement. We may implement additional safeguards, controls and measures in response to these changes and trends; and may be required to change or limit our service offerings.

Our business may also be affected by the impact of rules and regulations on our clients’ business and marketing activities. In addition, as we acquire new capabilities and deploy new technologies to execute our strategy, we may be exposed to additional regulation. Current and future restrictions and regulations could increase compliance costs, and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of personal information or change the requirements so as to require other changes to our business or our clients' businesses, practices and tolerance for risk. Additional restrictions and regulations may limit or prohibit current practices regarding marketing communications and information quality solutions. For example, multiple states have implemented opt out legislation for telephone marketing, requiring the creation of statewide do-not call registries. Such legislation could impact our business and the businesses of our clients and of their customers. In addition, continued public interest in privacy rights, data protection and access, and information security may result in the adoption of additional industry guidelines that could impact our direct marketing activities and business practices.

We cannot predict the scope of any new laws, rules, regulations, or industry guidelines or how courts or agencies may interpret existing rules, regulations or guidelines. Additionally, enforcement priorities by governmental authorities will change over time, which may impact our business. Understanding the laws, rules, regulations, and guidelines applicable to specific client multichannel engagements and across many jurisdictions poses a significant challenge, as such laws, rules, regulations, and guidelines are often inconsistent or conflicting, and are sometimes at odds with client objectives. Our failure to properly comply with these regulatory requirements and client needs may materially and adversely affect our business. General compliance with privacy, data protection, and information security obligations is costly and time-consuming, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our clients’ need to comply. We may be exposed to significant penalties, liabilities, reputational harm, and loss of business in the event that we fail to comply. We could suffer a material adverse impact on our business due to the enactment or enforcement of legislation or industry regulations affecting us and/or our clients, the issuance of judicial or governmental interpretations, changed enforcement priorities of governmental agencies, or a change in behavior arising from public concern over privacy, data protection, and information security issues.

Consumer perceptions regarding the privacy and security of their data may prevent or impair our ability to offer our products and services.

Various local, national, and international regulations, as well as industry standards, give consumers varying degrees of control as to how personal data is collected, used, and shared for marketing purposes. If, due to privacy, security, or other concerns, consumers exercise their ability to prevent or limit such data collection, use, or sharing, it may impair our ability to provide direct marketing services for those consumers and limit our clients’ demand for our services. Additionally, privacy and security concerns may limit consumers’ willingness to voluntarily provide data to our clients or marketing companies. Some of our services depend on voluntarily provided data. For instance, we believe that one of the most attractive offerings of our Marketing Services segment is the provision of data-analytics to our clients.  However, the ability to provide such services is at least in part dependent on the ability to collect large volumes of voluntarily provided data. If there is a significant shift in consumer behavior or governmental regulations were to inhibit our ability to collect large amounts of this type of data, our ability to provide meaningful data analytics to our clients would likely be impaired.

If we do not prevent security breaches and other interruptions to our infrastructure, we may be exposed to lawsuits, lose customers, suffer harm to our reputation, and incur additional costs.

The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, remnant data exposure, computer viruses, denial of service attacks, accidents, employee error or malfeasance, “social engineering” and “phishing” attacks, intentional misconduct by computer “hackers” and other disruptions can occur, and infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls, and exposed or unprotected customer data can exist that (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) compromise the security of our or our customers' systems and data, which exposes confidential information to unauthorized third parties. We are a target of cyber-attacks of varying degrees on a regular basis. Overtime, these attacks have become increasingly sophisticated and, in some cases, have been conducted or sponsored by “nation state” operators.  For instance, in January 2022 the Lapsus$ international hacker group attacked Microsoft, Nvidia, Samsung, Ubisoft and Okta.  Lapsus$ gained access to Okta servers by compromising the laptop of a technician at one of their third-party vendors.  Likewise, in April 2022, GitHub revealed that attackers had obtained OAuth tokens issued to third-party integrators Heroku and Travis CI.  These tokens were then used to download data from dozens of GitHub customers who were users of applications maintained by the hackers. Such supply-chain focused cyberattacks are high value to bad actors due to the high density of valuable data such attacks can provide access to.  While those incidents had no direct impact on Harte Hanks, there can be no assurance that we will not experience future events that may be material.

Our reputation and business results may be adversely impacted if we, or subcontractors upon whom we rely, do not effectively protect sensitive personal information of our clients and our clients’ customers.

Current privacy and data security laws and industry standards impact the manner in which we capture, handle, analyze, and disseminate customer and prospect data as part of our client engagements. In many instances, our client contracts also mandate privacy and security practices. If we fail to effectively protect and control information, especially sensitive personal information (such as health information, social security numbers, or credit card numbers) of our clients and their customers or prospects in accordance with these requirements, we may incur significant expense, suffer reputational harm, loss of business, and, in certain cases, be subjected to regulatory or governmental sanctions or litigation. These risks may be increased due to our reliance on subcontractors and other third parties in providing a portion of our overall services in certain engagements. We cannot guarantee that these third parties will effectively protect and handle sensitive personal information or other confidential information, or that we will have adequate recourse against these third parties in the event such third parties fail to adequately protect and handle such sensitive or confidential information.

If our facilities are damaged, or if we are unable to access and use our facilities, our business and results of operations will be adversely affected.

Our operations rely on the ability of our employees to work at specially equipped facilities to perform services for our clients. Although we have some excess capacity and redundancy, we do not have sufficient excess capacity or redundancy (in equipment, facilities, or personnel) to maintain our standard service and operational levels for an extended period of time if we are unable to use one of our major facilities. Outsourcing these processes to facilities not owned by us is not a viable option. Should we lose access to a facility for any reason, including as a result of a localized outbreak of COVID-19 or another communicable disease, terrorist incident or natural disaster, our service levels are likely to decline or be suspended, clients would go without service or secure replacement services from a competitor. As a consequence of such an event, we would suffer a reduction in revenues and harm to (and loss of) client relationships.

Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business and results of operations.

Our business is heavily dependent on data centers and telecommunications infrastructures, which are essential to both our call center services and our database services (which require that we efficiently and effectively create, access, manipulate and maintain large and complex databases). In addition to the third-party data centers we use, we also operate several of our own operations centers to support both our own and our clients’ needs. Our ability to protect our operations against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure, or other disasters and events beyond our control is critical to our continued success. Likewise, as we increase our use of third-party data centers, it is critical that these vendors adequately protect their data centers from the same risks we do. Our services are dependent on regional and international networking and telecommunication providers. We believe we have taken reasonable precautions to protect our data centers and telecommunication infrastructure from events that could interrupt our operations. Any damage to the data centers we use or any failure of our telecommunications links could materially adversely affect our ability to continue to provide services to our clients, which could result in loss of revenues, profitability and client confidence, and may adversely impact our ability to attract new clients and force us to expend significant company resources to repair the damage.

If our new leaders are unsuccessful, or if we continue to lose key management and are unable to attract and retain the talent required for our business, our operating results could suffer.

Over the past four years we have replaced many of our leaders (including our Chief Executive Officer, President, Chairman, Chief Operating Officer, and Chief Financial Officer), some a number of times. If our new leaders fail in their new and additional roles and responsibilities (and more generally if we are unable to attract additional leaders with the necessary skills to manage our business) our business and its operating results may suffer. Further, our prospects depend in large part upon our ability to attract, train, and retain experienced technical, client services, sales, consulting, marketing, and management personnel. While the demand for personnel is also dependent on employment levels, competitive factors, and general economic conditions, our recent business performance may diminish our attractiveness as an employer. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position, or operating results.

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

Third-party infringement claims and any related litigation against us could subject us to liability for damages, significantly increase our costs, restrict us from using and providing our technologies, products or services or operating our business generally, or require changes to be made to our technologies, products, and services. We may also be subject to such infringement claims against us by third parties and may incur substantial costs and devote significant management resources in responding to such claims. We have been, and continue to be, obligated under some agreements to indemnify our clients as a result of claims that we infringe on the proprietary rights of third parties. These costs and distractions could cause our business to suffer. In addition, if any party asserts an infringement claim, we may need to obtain licenses to the disputed intellectual property. We cannot provide assurance, however, that we will be able to obtain these licenses on commercially reasonable terms or that we will be able to obtain any licenses at all. The failure to obtain necessary licenses or other rights may have an adverse effect on our ability to provide our products and services.

Breaches of security, or the perception that e-commerce is not secure, could severely harm our business and reputation.

Business-to-business and business-to-consumer electronic commerce requires the secure transmission of confidential information over public networks. Some of our products and services are accessed through, or are otherwise dependent on the internet. Security breaches in connection with the delivery of our products and services, or well-publicized security breaches that may affect us or our industry (such as database intrusion) could be severely detrimental to our business, operating results, and financial condition. We cannot be certain that advances in criminal capabilities, cryptography, or other fields will not compromise or breach the technology protecting the information systems that deliver our products, services, and proprietary database information.

Data suppliers could withdraw data that we rely on for our products and services.

We purchase or license much of the data we use for ourselves and for our clients. Our ability to provide our customers with data is somewhat dependent on the ability to obtain this data. There could be a material adverse impact on our business if owners of the data we use were to curtail access to the data or materially restrict the authorized uses of their data. Data providers could withdraw their data for a number of reasons, including but not limited to, if there is a competitive reason to do so, if there is pressure from the consumer community, or if additional regulations are adopted restricting the use of the data. We also rely upon data from other external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public records. If a substantial number of data providers or other key data sources were to withdraw or restrict their data, if we were to lose access to data due to government regulation or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially and adversely affected, which could result in decreased revenues, net income and earnings per share.

We are unlikely to declare cash dividends.

Although our board of directors has in the past authorized the payment of quarterly cash dividends on our common stock, we announced in 2016 that we did not plan to declare any further dividends for the foreseeable future. Decisions to pay dividends on our common stock will be based upon periodic determinations by our board that such dividends are in compliance with all applicable laws and agreements and in the best interest of our stockholders after considering our financial condition and results of operations, the price of our common stock, credit conditions, and such other factors as are deemed relevant by our board. The failure to pay a cash dividend could adversely affect the market price of our common stock.

Interest rate increases could affect our results of operations, cash flows and financial position.

Interest rate fluctuations in Europe and the United States may affect the amount of interest we pay related to our debt and the amount we earn on cash equivalents. Our New Credit Facility bears interest based upon the Bloomberg Short-Term Bank Yield Index Rate.  Our results of operations, cash flows, and financial position could be materially or adversely affected by significant increases in interest rates. We also have exposure to interest rate fluctuations in the United States, specifically money market, commercial paper, and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position, or operating results.

On July 27, 2017, the Financial Conduct Authority in the United Kingdom (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. The FCA ceased publication of U.S. dollar LIBOR after December 31, 2021 in the case of one-week and two-month U.S. dollar LIBOR, and will cease publication after June 30, 2023 in the case of the remaining U.S. dollar LIBOR benchmarks. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index and selected SOFR as the preferred alternate rate. While the transition to SOFR is not in and of itself expected to have a material impact on the Company’s earnings, the impact of the transition on the global financial markets and the economy could affect our business.

We are subject to risks associated with operations outside the United States

Harte Hanks conducts business outside of the United States. During 2022, approximately 11.1% of our revenues were derived from operations outside the United States, primarily in Europe and Asia. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:

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

•

geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the availability, cost, and terms of mortgage funds).

In addition, exchange rate fluctuations may have an impact on our future costs or on future cash flows from foreign investments. We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The various risks that are inherent in doing business in the United States are also generally applicable to doing business anywhere else and may be exacerbated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws, and regulations.

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

Provisions contained in our certificate of incorporation and bylaws, in conjunction with provisions of the Delaware General Corporation Law, could delay or prevent a third party from entering a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws do not allow written consents by stockholders and have strict advance notice and disclosure requirements for nominees and stockholder proposals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our business is conducted in facilities worldwide containing aggregate space of approximately 0.9 million square feet.  All facilities are held under leases, which expire at dates through 2030. See “Item 1 - Business - Facilities.”  In the fourth quarter of 2020, we opened our 300,000 square-foot fulfillment and distribution facility in Kansas City, Kansas. We have since expanded into an additional 100,000 square-foot space and now occupy the full 400,000 square-foot facility.  We hold the facility under a lease with an eight-year remaining lease term and believe the rent is consistent with market rates. The facility is FDA registered and licensed for nutritional supplements, medical foods, baby formula and junior food products, chocolates, coffee and tea, edible nuts and seeds, snack foods, pet foods, pet treats, and pet nutritional supplements.

We believe our facilities to be adequate for our business and operations as currently administered.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note M, Litigation and Contingencies, of the “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed for trading on the NASDAQ under the symbol HHS.  As of January 31, 2022, there were approximately 870 common stockholders of record. The last reported share price of our common stock on the NASDAQ on March 30, 2023 was $9.40.

Dividend Policy

The Company currently does not intend on paying any dividends for the foreseeable future. Any payment of future dividends will be at the discretion of Harte Hanke’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions,  restrictions in our organizational documents including the provisions of the Company’s then-existing indebtedness and other contractual arrangements. The payment of future cash dividends, if any, would be made only from assets legally available.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the fourth quarter of 2022:

			Total Number of	Maximum Dollar
	Total Number of	Average	Shares Purchased	Amount that May
	Shares	Price Paid	as Part of a Publicly	Yet Be Spent
Period	Purchased (1)	per Share	Announced Plan (2)	Under the Plan
October 1 - 31, 2022	—	$—	—	$11,437,544
November 1 - 30, 2022	—	$—	—	$11,437,544
December 1 - 31, 2022	—	$—	—	$11,437,544
Total	—	$—	—

(1)  Total number of shares purchased includes shares, if any, (i) purchased as part of our publicly announced stock repurchase program, and (ii) pursuant to our 2013 Omnibus Incentive Plan and applicable inducement award agreements with certain executives, withheld to pay withholding taxes upon the vesting of shares.

(2)  During the fourth quarter of 2022, we did not purchase any shares of our common stock through our stock repurchase program that was publicly announced in August 2014 and have not repurchased any shares under this program since 2015. Under this program, our Board had authorized us to spend up to $20.0 million to repurchase shares of our outstanding common stock. This authorization and program have since been terminated.

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

Harte Hanks, Inc. is a leading global customer experience company operating in three business segments: Marketing Services, Customer Care, and Fulfillment & Logistics Services.  Our mission is to partner with clients to provide them with a robust customer-experience, or CX strategy, data-driven analytics, and actionable insights combined with seamless program execution to better understand, attract, and engage their customers.  Our services include strategic planning, data strategy, performance analytics, creative development, and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.

We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature and, as a consequence, are easier for our clients to reduce in the short-term than other expenses. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, the financial condition of and budgets available to our clients, and regulatory factors, among other factors. Due to the COVID-19 pandemic, recent increases in inflation and interest rates throughout the globe, and other geopolitical uncertainties, including but not limited to the ongoing war between Russia and Ukraine, there is continued uncertainty and significant volatility and disruption in the global economy and financial markets. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to appropriately reflect our operations and outlook.

Management is closely monitoring inflation and wage pressure in the market, and the potential impact on our business.  While inflation has not had a material impact on our business, it is possible a material increase in inflation could have an impact on our clients, and in turn, on our business.

Results of Operations

Operating results from operations were as follows:

	Year Ended December 31,
In thousands, except per share amounts	2022	% Change	2021
Revenues	$206,278	6.0%	$194,596
Operating expenses	191,171	2.3%	186,957
Operating income	$15,107	97.8%	$7,639
Operating margin	7.3%	86.6%	3.9%
Other income, net	(4,206)	-51.2%	(8,620)
Income tax expense (benefit)	(17,463)	-1455.8%	1,288
Net income	$36,776	145.6%	$14,971

Diluted EPS from operations	$4.75	169.9%	$1.76

Year ended December 31, 2022 vs. Year ended December 31, 2021

Consolidated Results

Revenues

Revenues of $206.3 million for the year ended December 31, 2022 increased $11.7 million, or 6.0%, when compared to $194.6 million for the year ended December 31, 2021.  Revenue in our Fulfillment & Logistics Services increased $22.6 million, or 35.6%, to $86.1 million driven by revenue from new clients and increases in work from the existing clients. Revenue in our Customer Care segment decreased $7.5 million, or 10.0%, to $67.2 million and revenue in our Marketing Services declined $3.4 million, or 6.1%, to $53.0 million. For a discussion of the drivers and reasons for the year-over-year changes in revenue, see “Segment Results” below.

Among other factors, our revenue performance will depend on general economic conditions in the markets we serve and how successful we are at maintaining and growing business with existing clients and acquiring new clients. We believe that, in the long-term, an increasing portion of overall marketing and advertising expenditures will be shifted from other advertising media to the type of targeted media advertising we provide resulting in a benefit to our business. Targeted media advertising results can be effectively tracked, enabling measurement of the return on marketing investment.  However, growth will be challenged by both current and new competitors and internally generated capabilities at current and potential future clients.

Operating Expenses

Operating expenses of $191.2 million for the year ended December 31, 2022 increased $4.2 million, or 2.3%, when compared to $187.0 million for the year ended December 31, 2021.

Labor costs decreased by $5.2 million, or 4.7%, when compared to the year ended December 31, 2021, primarily due to lower labor expense in the Customer Care and Marketing Service segment associated with lower revenue which was partially offset by higher labor expense in the Fulfillment & Logistics segment driven by higher revenue and supply chain issues that have led to increased transportation costs. We have a large amount of part-time employees and are able to dynamically adjust their schedules to reflect current activities. Production and Distribution expenses increased $15.4 million, or 30.7%, when compared to the year ended December 31, 2021, primarily due to higher transportation costs to support additional logistics revenue as well as higher brokered, or outsourced costs due to higher brokered revenue. Advertising, Selling and General and Administrative expenses increased $0.1 million or 0.6%, when compared to the year ended December 31, 2021.  Depreciation expense increased $0.2 million, or 6.6%, when compared to the year ended  December 31, 2021, primarily due to the addition of our new ERP system.

Restructuring expenses were $0 million and $6.4 million for the years ended December 31, 2022 and 2021, respectively. See Note O, Restructuring Activities, in the Notes to Consolidated Financial Statements for further discussion of restructuring activities.

The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services.  Transportation rates have increased over the last few years due to demand and supply fluctuations within the transportation industry. Future changes in transportation expenses will continue to impact our total production costs and total operating expenses. and in turn our margins, and may have an impact on future demand for our supply chain management services.

Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Interest Expense, net

Interest expense, net, for the year ended December 31, 2022, decreased $0.5 million when compared to the year ended December 31, 2021, due to a lower debt balance as compared to the year ended December 31, 2021.

Other (Income) Expense, net

Total other income, net was $4.6 million for the year ended December 31, 2022, when compared to other expense, net of $0.5 million for the year ended December 31, 2021.  This $5.1 million increase in other income was primarily attributable to a $2.4 million increase in foreign currency revaluation income and $2.5 million gain from the sale of unused IP addresses which were no longer useful to the Company.  This increase was partially offset by $0.7 million increase of pension expense as a result of the lower return on investment from poorer asset performance as compared to the year ended December 31, 2021.  We do not expect the sale of IP addresses, in the future, if any, to generate a significant amount of other income.

Income Taxes

Our 2022 income tax benefit was $17.5 million for the year ended December 31, 2022, when compared to tax expense of $1.3 million for the year ended December 31, 2021.  The  increase in benefit of $18.8 million was primarily related to the removal of the majority of the U.S. valuation allowance for the year ended December 31, 2022.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the years ended December 31, 2022 and 2021.  There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenues, operating income and operating income plus depreciation and amortization (“EBITDA”).  For additional information, see Note P, Segment Reporting, in the Notes to Consolidated Financial Statements for further discussion.

Marketing Services:

	Year Ended December 31,
In thousands	2022	% Change	2021
Revenues	$52,975	-6.1%	$56,388
EBITDA	$7,344	-4.8%	$7,713
Operating Income	6,982	-2.8%	7,183
Operating Income % of Revenue	13.2%	3.5%	12.7%

Marketing Services segment revenue declined $3.4 million, or 6.1%, due to a decrease in direct mail service volume from existing customers. Operating income for the year ended December 31, 2022 decreased $0.2 million due to the lower revenue which was partially offset by lower operating expense driven by improved labor utilization.

Customer Care:

	Year Ended December 31,
In thousands	2022	% Change	2021
Revenues	$67,205	-10.0%	$74,691
EBITDA	$12,167	-3.2%	$12,569
Operating Income	11,283	-3.7%	11,720
Operating Income % of Revenue	16.8%	7.0%	15.7%

Customer Care segment revenue decreased $7.5 million primarily due to a decrease in volumes with existing customers.  Operating Income for the year ended December 31, 2022 was $11.3 million, a decrease of $0.4 million when compared to the prior year due to lower revenue which was partially offset by lower operating expense driven by improved operational efficiency.

Fulfillment & Logistics Services:

	Year Ended December 31,
In thousands	2022	% Change	2021
Revenues	$86,098	35.6%	$63,517
EBITDA	$10,593	-58.2%	$6,698
Operating Income	9,769	-63.4%	5,980
Operating Income % of Revenue	11.3%	-20.5%	9.4%

Fulfillment & Logistics Services segment revenue increased $22.6 million, or 35.6%, primarily driven by revenue from new customers and an increase in work from existing customers.  Operating income was $9.8 million for the year ended December 31, 2022 compared to $6.0 million for the year ended December 31, 2021.  The $3.8 million increase was primarily driven by the higher revenue and lower operating expense from improved operational efficiency.  Operating income for the prior year period included a favorable $0.8 million litigation settlement.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $10.4 million and $11.9 million as of December 31, 2022 and 2021, respectively. Our cash and cash equivalent and restricted cash balances were $10.4 million and $15.1 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, we had the ability to borrow an additional $24.2 million under our New Credit Facility.  The money deposited in an escrow account to satisfy our contingent payment obligations for the acquisition of InsideOut is not included in our cash and cash equivalent or restricted cash balances as of December 31, 2022.

During 2020, we received an aggregate of $9.6 million in tax refunds related to our net operating loss (“NOL”) and capital loss carryback for the 2013-2018 tax years.  We received $2.5 million in tax refunds in 2022 and has received an additional tax refund of $5.3 million in March 2023, as a result of the change to the tax NOL carryback provisions included in the CARES Act.

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

Operating Activities

Net cash provided by operating activities was $28.8 million for the year ended December 31, 2022, when compared to cash used in operating activities of $1.8 million for the year ended December 31, 2021.  The $30.6 million year-over-year increase in cash provided by operating activities was primarily driven by the $21.8 million higher net income, which excludes the $10 million non-cash gain in 2021 from extinguishment of PPP loan, $1.1 million increase in deferred revenue and customer advances, $8.0 million increase in accounts payable and accrued expenses, other accrued expenses and liabilities due to increased transportation expenses in the year ended December 31, 2022.  The above increase was partially offset by the decrease of $5.3 million in customer postage and program deposits. The net income for the year ended December 31, 2022 also included a non-recurring $2.5 million gain from the sale of unused IP addresses which were no longer useful to the Company.

Investing Activities

Net cash used in investing activities was $11.5 million for the year ended December 31, 2022, compared to cash used in investing activities of $2.9 million for the year ended December 31, 2021. The $8.6 million increase was mainly due to the $5.8 million of cash used to purchase InsideOut and $5.8 million of cash used to purchase property, plant and equipment (mainly for our new ERP system) in the year ended December 31, 2022 when compared to the year ended December 31, 2021.

Financing Activities

Net cash used in financing activities was $15.8 million for the year ended December 31, 2022, compared to $13.4 million net cash used in financing activities for the year ended December 31, 2021. The $2.4 million decrease was primarily due to the $10.0 million cash used for the repurchase of Preferred Stock for the year ended December 31, 2022 as compared to $5.0 million cash proceeds from New Credit Facility for the year ended December 31, 2021.  This decrease was partially offset by the $5.0 million repayment of the borrowings under our New Credit Facility in the year ended December 31, 2022 as compared to the $17.1 million repayment of the Texas Capital Credit Facility for the year ended December 31, 2021.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of December 31, 2022 and 2021 were $3.4 million and $2.6 million, respectively.  The Company does not believe it will need to re-patriate foreign cash holdings to meet domestic obligations.

Long Term Debt

On December 21, 2021, the Company entered a new three-year, $25,000,000 asset-based revolving credit facility (the “New Credit Facility”) with Texas Capital Bank.  The Company’s obligations under the New Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”).   The New Credit Facility is secured by substantially all the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, between the Company, TCB and the other grantors party thereto (the “Security Agreement”).

The New Credit Facility provides for loans up to the lesser of (a) $25,000,000, and (b) the amount available under a “borrowing base” calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The New Credit Facility allows the Company to use up to $3,000,000 of its borrowing capacity to issue letters of credit.

The loans under the New Credit Facility accrue interest at a varying rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The outstanding amounts advanced under the New Credit Facility are due and payable in full on December 21, 2024.

The Company may repay and reborrow all or any portion of the loans advanced under the New Credit Facility at any time, without premium or penalty. The New Credit Facility is subject to mandatory prepayments (i) from the net proceeds of asset dispositions not otherwise permitted under the New Credit Facility; (ii) if the unpaid principal balance under the New Credit Facility plus the aggregate face amount of all outstanding letters of credit exceeds the borrowing base; (iii) in an amount equal to 50% of the net proceeds of issuances of capital stock (subject to customary exceptions); or (iv) in an amount equal to the net proceeds from any issuance of debt not otherwise permitted under the New Credit Facility.

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

In connection with entering the New Credit Facility, the Company and Texas Capital Bank terminated the Old Texas Capital Credit Facility. Prior to termination of the Old Texas Capital Credit Facility, the Company used cash on hand to pay down $8.1 million outstanding and the remaining $5 million of loans outstanding were deemed to be outstanding under the New Credit Facility. Texas Capital Bank did not require the New Credit Facility to be guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for the Company by certain members of the Shelton family (descendants of one of the Company's founders) or any other third-party credit support.

As of December 31, 2022 and 2021, we had $0.0 million and $5.0 million of borrowings outstanding under the New Credit Facility, respectively.  At each of December 31, 2022 and 2021, we had letters of credit in the amount of $0.8 million outstanding. No amounts were drawn against these letters of credit at December 31, 2022 and 2021. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability. We had no other off-balance sheet financing arrangements as of December 31, 2022 and 2021.

As of December 31, 2022, we had the ability to borrow an additional $24.2 million under the New Credit Facility.

On April 20, 2020, the Company received loan proceeds in the amount of $10.0 million under the Small Business Administration (“SBA”) PPP Term Note.

On June 10, 2021, we received notice that the entire amount of our PPP Term Note was forgiven by the SBA because we used the proceeds from the loan as contemplated under the CARES Act.  We recorded the $10.0 million of debt extinguishment as “Gain from extinguishment of debt (Paycheck Protection Program Term Note)” in the Consolidated Statements of Comprehensive Income.

Dividends

We did not pay any dividends in either 2022 or 2021. We currently intend to retain any future earnings and do not expect to pay cash dividends on our common stock in the foreseeable future. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

Share Repurchase

During 2022 and 2021, we did not repurchase any shares of our common stock under our stock repurchase program that was publicly announced in August 2014. Under this program we were authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of December 31, 2022, we had authorization of $11.4 million remaining under this program. From 1997 through December 31, 2015, we repurchased 6.8 million shares for an aggregate of $1.2 billion under this program and previously announced programs.  We have not made any repurchases under the program since 2015.  This authorization and program have since been terminated.  This program excluded the 2022 Preferred Stock repurchase described in “Repurchase of the Preferred Stock from Wipro, LLC”.

Outlook

We consider such factors as total cash and cash equivalents and restricted cash, current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities, and financing activities when assessing our liquidity. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing, and financing requirements as they arise. We believe that there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of the Consolidated Financial Statements.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees have worked remotely since March 2020 as a result of the COVID-19 pandemic and continue to do so.  We are continually monitoring and assessing the impact of this remote working arrangement on our internal controls to minimize the impact on their design and operating effectiveness.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the shareholders and the board of directors of Harte Hanks, Inc. and Subsidiaries

  Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harte Hanks, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are the matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

   Revenue from Contracts with Customers

As described in Note C to the consolidated financial statements, the Company recorded $206.3 million in revenue for the year ended December 31, 2022, which consists of three major revenue streams. The nature of the services offered by each revenue stream is different, and the Company’s process for revenue recognition differs between each of the discrete revenue streams. Additionally, a portion of the Company’s revenue is recognized through large volumes of low-dollar transactions. The Company’s revenue recognition processes are reliant upon a combination of automated and manual controls which rely on several distinct information technology (IT) systems.

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
●

Involving IT professionals with specialized skills and knowledge who assisted in the identification of key systems used for the processing and recording of revenue transactions and testing the application and IT controls relevant to each of these systems.

●	For a selection of transactions, comparing the amount of revenue recorded for consistency with underlying supporting documentation.
●	Evaluating the overall sufficiency of the audit evidence obtained over revenue

 Evaluation of the Realizability of Deferred Tax Assets

As described in Note I to the Company’s consolidated financial statements, after assessing available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets, most notably the Company’s sustained profitability over the past two years and estimated future taxable income, the Company determined that sufficient evidence exists as of December 31, 2022, that it is more likely than not that a significant portion of its deferred tax assets would be realized and released a portion of the Company’s valuation allowance. The release of the valuation allowance related to these deferred tax assets was approximately $18.2 million and recorded as income tax benefit during the year ended December 31, 2022.

We identified the evaluation of the realizability of deferred tax assets as a critical audit matter due to management’s judgments involved to assess the future realization of deferred tax assets. Subjective and challenging auditor judgement was required to assess the application of tax laws and evaluate the projected future taxable income over the periods in which those temporary differences become deductible.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of management's assumptions of future taxable income, including comparing forecasts against historical performance while considering current and anticipated future business performance and market events and whether the information was materially consistent with evidence obtained in other areas of the audit.
●	Evaluating the realizability of deferred tax assets, including application of tax laws and the projections of future taxable income.
●

With the assistance of our income tax specialists, we evaluated the appropriateness of the Company's tax positions and analysis of management's conclusion that certain of the Company's deferred tax assets are more likely than not to be utilized.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2019.

Tewksbury, Massachusetts

March 31, 2023

Harte Hanks, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,
In thousands, except per share and share amounts	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$10,364	$11,911
Restricted cash	—	3,222
Accounts receivable (less allowance of $163 at December 31, 2022 and $266 at December 31, 2021)	39,700	41,051
Unbilled accounts receivable	7,893	8,134
Contract assets	309	622
Prepaid expenses	2,176	1,948
Prepaid income tax and income tax receivable	4,262	7,456
Other current assets	1,607	1,031
Total current assets	66,311	75,375
Property, plant and equipment
Buildings and improvements	4,387	6,430
Equipment and furniture	20,478	21,189
Software	20,724	29,949
Software development and equipment installations in progress	8,947	2,691
Gross property, plant and equipment	54,536	60,259
Less accumulated depreciation	(44,013)	(52,512)
Net property, plant and equipment	10,523	7,747
Right-of-use assets	19,169	22,142
Other assets
Intangible assets, net	3,540	—
Goodwill	2,398	—
Deferred tax assets, net	16,306	—
Other long-term assets	1,737	2,597
Other assets	23,981	2,597

Total assets	$119,984	$107,861

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$22,465	$16,132
Accrued payroll and related expenses	6,679	7,028
Deferred revenue and customer advances	4,590	3,942
Customer postage and program deposits	1,223	6,496
Other current liabilities	2,862	2,291
Short-term lease liabilities	5,747	6,553
Total current liabilities	43,566	42,442
Long-term debt, net of current portion	—	5,000
Pension liabilities - Qualified plans	18,674	27,359
Pension liabilities - Nonqualified plan	19,098	25,140
Long-term lease liabilities	16,575	19,215
Other long-term liabilities	3,263	3,697
Total liabilities	101,176	122,853

Preferred stock, $1 par value, 1,000,000 shares authorized; 0 and 9,926 shares of Series A Convertible Preferred Stock, issued and outstanding at December 31, 2022 and December 2021, respectively	—	9,723

Stockholders’ equity (deficit)
Common stock, $1 par value, 25,000,000 shares authorized,12,221,484 shares issued, 7,402,614 and 6,976,144 shares outstanding at December 31, 2022 and December 31, 2021, respectively	12,221	12,121
Additional paid-in capital	218,411	290,711
Retained earnings	846,490	811,094
Less treasury stock, 4,818,870 shares at cost at December 31, 2022 and 5,145,340 shares at cost at December 31, 2021	(1,010,012)	(1,085,313)
Accumulated other comprehensive loss	(48,302)	(53,328)
Total stockholders’ equity (deficit)	18,808	(24,715)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$119,984	$107,861

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income

	Year Ended December 31,
In thousands, except per share amounts	2022	2021
Operating revenue	$206,278	$194,596
Operating expenses
Labor	104,772	109,917
Production and distribution	65,701	50,264
Advertising, selling, general and administrative	17,970	17,858
Restructuring expense	—	6,359
Depreciation and amortization expense	2,728	2,559
Total operating expenses	191,171	186,957
Operating income	15,107	7,639
Other income, net
Interest expense, net	438	903
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	—	(10,000)
Other (income) expense, net	(4,644)	477
Total other income, net	(4,206)	(8,620)
Income before income taxes	19,313	16,259
Income tax (benefit) expense	(17,463)	1,288
Net income	$36,776	$14,971

Less: Loss from redemption of Preferred stock	1,380	—
Less: Preferred stock dividends	—	496
Less: Earnings attributable to participating securities	—	1,858
Income attributable to common stockholders	$35,396	$12,617

Earnings per common share
Basic	$4.98	$1.85
Diluted	$4.75	$1.76

Weighted-average shares used to compute income per share attributable to common shares
Basic	7,101	6,802
Diluted	7,457	7,209

Comprehensive income, net of tax
Net income	$36,776	$14,971

Adjustment to pension liability	10,274	14,150
Foreign currency translation adjustments	(5,248)	(1,867)
Total other comprehensive income, net of tax	5,026	12,283

Comprehensive income	$41,802	$27,254

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

						Accumulated	Total
			Additional			Other	Stockholders’
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Equity
In thousands	Stock	Stock	Capital	Earnings	Stock	(loss) income	(Deficit)
Balance at December 31, 2020	$9,723	$12,121	$383,043	$796,123	$(1,178,799)	$(65,611)	$(53,123)
Exercise of stock options	—	—	(6,708)	—	6,802	—	94
Stock-based compensation	—	—	1,445	—	—	—	1,445
Vesting of RSU's	—	—	(87,069)	—	86,684	—	(385)
Net income	—	—	—	14,971	—	—	14,971
Other comprehensive loss	—	—	—	—	—	12,283	12,283
Balance at December 31, 2021	$9,723	$12,121	$290,711	$811,094	$(1,085,313)	$(53,328)	$(24,715)
Redemption of preferred stock	(9,723)	—	—	(1,380)	—	—	(1,380)
Issuance of common stock in connection with redemption of preferred stock		100	977	—	—	—	1,077
Stock-based compensation	—	—	2,493				2,493
Vesting of RSU's and issuance of Treasury stocks in connection with acquisition (see Note L)	—	—	(75,770)		75,301		(469)
Net income	—	—		36,776			36,776
Other comprehensive income	—	—				5,026	5,026
Balance at December 31, 2022	$—	$12,221	$218,411	$846,490	$(1,010,012)	$(48,302)	$18,808

See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2022		2021
Cash Flows from Operating Activities
Net income	$36,776		$14,971
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	2,728		2,559
Restructuring	—		913
Stock-based compensation	2,355		1,469
Gain from extinguishment of debt (Paycheck Protection Program Term Note)	—		(10,000)
Net pension payment	(1,009)		(717)
Deferred income taxes	(19,843)		—
Changes in assets and liabilities, net of dispositions:
Decrease (increase) in accounts receivable, net and contract assets	3,843		(9,175)
Decrease in prepaid expenses, income tax receivable and other current assets	2,779		925
Increase (decrease) in accounts payable and accrued expense	6,200		(395)
Increase (decrease) in deferred revenue and customer advances	383		(719)
Decrease in customer postage and program deposits	(5,273)		(1)
Decrease in other accrued expenses and liabilities	(147)		(1,593)
Net cash provided by (used in) operating activities	28,792		(1,763)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(5,800)		(3,046)
Proceeds from the sale of property, plant and equipment	57		146
Acquisition of InsideOut	(5,750)		—
Net cash used in investing activities	(11,493)		(2,900)

Cash Flows from Financing Activities
Borrowings	—		5,000
Repayment of borrowings	(5,000)		(17,100)
Debt financing costs	(131)		(795)
Payment of finance leases	(194)		(227)
Redemption of preferred stock	(10,026)		—
Treasury stock activities	(469)		(291)
Net cash used in financing activities	(15,820)		(13,413)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,248)		(353)

Net decrease in cash and cash equivalents and restricted cash	(3,769)		(18,429)
Cash and cash equivalents and restricted cash at beginning of year	15,133		33,562
Cash and cash equivalents and restricted cash at end of year	$11,364	(1)	$15,133

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$10,364		$11,911
Restricted cash	—		3,222
Cash held in Escrow account included in other current assets (see Note O)	1,000		—
	$11,364		$15,133

Supplemental disclosures
Cash paid for interest	$273	$490
Cash (received) paid for income taxes, net	$(1,391)	$1,323
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable and accrued expense	$2,048	$2,715
Issuance of common stock	$(1,077)	$—

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

Segment Reporting

The Company operates three business segments: Marketing Services; Customer Care; and Fulfillment & Logistics Services. Our Chief Executive Officer (“CEO”) is considered to be our chief operating decision maker. Our CEO reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance by using the three financial measures: revenue, operating income and operating income plus depreciation and amortization (EBITDA).

Geographic Concentrations

Depending on the needs of our clients, our services are provided through an integrated approach through twelve facilities worldwide, of which four are located outside of the U.S.

The following table provides information about the operations in different geographic area for the periods indicated:

	Year Ended December 31,
In thousands	2022	2021
Revenue (1)
United States	$183,470	$175,437
Other countries	22,808	19,159
Total revenue	$206,278	$194,596

	December 31,
In thousands	2022	2021
Property, plant and equipment, net (2)
United States	$10,219	$7,549
Other countries	304	198
Total property, plant and equipment	$10,523	$7,747

(1)	Geographic revenues are based on the location of the service being performed.
(2)	Property, plant and equipment are based on physical location.

Credit Risk and Concentration

Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries.  We perform ongoing credit evaluation of our customers and generally do not require collateral.  We maintain an allowance for estimated credit losses and bad debt expense on these losses was not material during the years ended  December 31, 2022 and 2021.  In the event that accounts receivable collection cycle deteriorates, our operating results and financial position could be adversely affected.

Our top customer represented 13.0% and 14.6% of total accounts receivable as of  December 31, 2022 and 2021, respectively.

Revenue by Top Customers

The table below sets forth the percentage of our total revenue derived from our largest customers for the years ended  December 31, 2022 and 2021, respectively:

	Year Ended December 31,
In thousands	2022	2021
Top ten customers	50.6%	53.0%
Top twenty-five customers	72.5%	72.6%

Related Party Transactions

From 2016 until October 2020, we conducted business with Wipro, LLC (“Wipro”), whereby Wipro provided us with a variety of technology-related services. We have since terminated all service agreements with Wipro.

Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock (which are convertible at Wipro’s option into 1,001,614 shares, or 14% of our Common Stock as of December 31, 2021), for aggregate consideration of $9.9 million.  On December 2, 2022, we completed the repurchase of all of our outstanding Preferred Stock from Wipro.

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

Operating Expense Presentation in the Consolidated Statements of Comprehensive Income

The “Labor” line in the Consolidated Statements of Comprehensive Income includes all employee payroll and benefits costs, including stock-based compensation and temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization expense.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectability trends for the allowance for credit losses based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current and future economic conditions that may affect the Company's expectation of the collectability in determining the allowance for credit losses. Expected credit losses are recorded in the “Advertising, selling, general, and administrative” line of our Consolidated Statements of Comprehensive Income. As of  December 31, 2022 and 2021, our accounts receivables, net, was $47.6 million and $49.2 million, respectively.  The Company classifies unbilled receivables as Accounts receivable. The changes in the allowance for credit losses accounts consisted of the following:

	Year Ended December 31,
In thousands	2022	2021
Balance at beginning of year	$266	$241
Net charges to expense	(92)	95
Amounts recovered against the allowance	(11)	(70)
Balance at end of year	$163	$266

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The general ranges of estimated useful lives are:

Years
Buildings and improvements	3 to 40
Software	2 to 10
Equipment and furniture	3 to 20

Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We recorded a $0.2 million impairment of long-lived assets in both 2022 and 2021.

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

Capitalization of Software Development Costs

Capitalized software costs for internally developed software and implementation of third-party software are amortized over a period of three to five years. On an ongoing basis, management reviews the valuation of these software costs to determine if there has been impairment to the carrying value of these assets and adjusts this value accordingly.

Goodwill

Goodwill is the amount by which the cost of the acquired net assets in a business combination exceeds the fair value of the identifiable net assets on the date of purchase. Goodwill is not amortized.  Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment.

The Company has three reporting segments, but goodwill is booked in the Customer Care segment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative goodwill impairment test.

Intangible Assets

Intangible assets consist of finite-lived intangible assets acquired through the Company’s business combinations. Such amounts are initially recorded at fair value and subsequently amortized over their useful lives using the straight-line method, which reflects the pattern of benefit, and assumes no residual value.

Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require an intangible asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that intangible asset to its carrying amount. If the carrying amount of the intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparing the assets’ book value to future net undiscounted cash flows that the assets are expected to generate to determine if a write-down to the recoverable amount is appropriate. If such assets are written down, an impairment will be recognized as the amount by which the book value of the asset group exceeds the recoverable amount.

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

Stock-Based Compensation

All share-based awards are recognized as operating expense in the “Labor” line of the Consolidated Statements of Comprehensive Income.  Calculated expense is based on the fair values of the awards on the date of grant and is recognized over the requisite service period or performance period of the awards.

Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability

We are self-insured for the majority of our healthcare insurance. We pay actual medical claims up to a stop loss limit of $0.3 million. In the fourth quarter of 2016, we moved to a guaranteed cost program for our workers’ compensation programs.

The reserve is estimated using current claims activity, historical experience, and claims incurred but not reported. We use loss development factors that consider both industry norms and company specific information. Our liability is recorded at the estimate of the ultimate cost of claims at the balance sheet date. At December 31, 2022 and 2021, our reserve for healthcare, workers’ compensation, net, automobile, and general liability was $1.2 million for each year. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income.  Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income.

Foreign Currencies

In most instances the functional currencies of our foreign operations are the local currencies. Assets and liabilities recorded in foreign currencies are translated in U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during a given month. Adjustments resulting from this translation are charged or credited to other comprehensive income.

Note B - Recent Accounting Pronouncements

Recently adopted accounting pronouncements

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

Recent Accounting Guidance Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers. This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.

Note C - Revenue from Contracts with Customers

Under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (“ASC 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

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

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different. The following tables summarize revenue from contracts with customers for the years ended December 31, 2022 and 2021 from our three business segments and the pattern of revenue recognition:

	For the Year Ended December 31, 2022
	Revenue for performance	Revenue for performance
	obligations recognized	obligations recognized at a
In thousands	over time	point in time	Total
Marketing Services	$45,020	$7,955	$52,975
Customer Care	67,205	—	67,205
Fulfillment & Logistics Services	75,081	11,017	86,098
Total Revenue	$187,306	$18,972	$206,278

	For the Year Ended December 31, 2021
	Revenue for performance	Revenue for performance
	obligations recognized	obligations recognized at a
In thousands	over time	point in time	Total
Marketing Services	$48,450	$7,938	$56,388
Customer Care	74,691	—	74,691
Fulfillment & Logistics Services	55,754	7,763	63,517
Total Revenue	$178,895	$15,701	$194,596

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. As we do not deem these activities as transferring a separate promised service, the receipt of such fees represents advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts). The balance of upfront non-refundable fees collected from customers was not material to the Company's consolidated financial statements as of December 31, 2022 and 2021.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of  December 31, 2022, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Consolidated Balance Sheets as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of December 31, 2022 and 2021:

In thousands	December 31, 2022	December 31, 2021
Contract assets	$309	$622
Deferred revenue and customer advances	4,590	3,942
Deferred revenue included in other long-term liabilities	432	756

Revenue recognized during the year ended December 31, 2022 from amounts included in deferred revenue as of  December 31, 2021 was approximately $3.7 million.  Revenue recognized during the year ended December 31, 2021 from amounts included in deferred revenue as of  December 31, 2020 was approximately $4.2 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $1.0 million and $1.5 million as of December 31, 2022 and 2021, respectively. They are included in other current assets and other assets on our balance sheet.  For the years presented, no impairment was recognized.

Note D - Leases

We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). Our leases have remaining lease terms of one year to eight years, some of which may include options to extend the leases for up to an additional five years.

We sublease our Fullerton (CA), Jacksonville (FL) and Uxbridge (UK) facilities. The leases and subleases for these three facilities expire at various dates, the latest being in fiscal year 2024.

As of December 31, 2022, assets recorded under finance and operating leases were approximately $0.6 million and $18.6 million respectively, and accumulated amortization associated with finance leases was $1.0 million. As of December 31, 2021 assets recorded under finance and operating leases were approximately $0.8 million and $21.4 million respectively, and accumulated depreciation associated with finance leases was $0.7 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

During the year ended December 31, 2021, we impaired three leases for the facilities we no longer occupied.  The resulting impairment and early termination charges are included in our restructuring expenses for the year ended December 31, 2021.  There is no impairment of leases in the year ended  December 31, 2022.

The following tables present supplemental balance sheet information related to our financing and operating leases:

In thousands	As of December 31, 2022
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$18,574	$595	$19,169

Liabilities
Short-term lease liabilities	5,587	160	5,747
Long-term lease liabilities	16,523	52	16,575
Total Lease Liabilities	$22,110	$212	$22,322

In thousands	As of December 31, 2021
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$21,382	$760	$22,142

Liabilities
Short-term lease liabilities	6,359	194	6,553
Long-term lease liabilities	19,004	211	19,215
Total Lease Liabilities	$25,363	$405	$25,768

For the year ended  December 31, 2022 and 2021, the components of lease expense were as follows:

In thousands	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$5,832	$7,745
Finance lease cost
Amortization of right-of-use assets	166	195
Interest on lease liabilities	16	27
Total Finance lease cost	182	222
Variable lease cost	1,899	2,604
Sublease income	(828)	(1,153)
Total lease cost, net	$7,085	$9,418

Other information related to leases was as follows:

In thousands	Year Ended December 31, 2022	Year Ended December 31, 2021
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,698	$15,287
Operating cash flows from finance leases	15	25
Financing cash flows from finance leases	194	227

Weighted Average Remaining Lease term

Operating leases	5.92	6.16
Finance leases	1.36	2.16

Weighted Average Discount Rate
Operating leases	3.55%	3.45%
Finance leases	5.70%	5.41%

The maturities of the Company’s finance and operating lease liabilities as of December 31, 2022 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
2023	$6,226	$166
2024	4,802	48
2025	2,391	6
2026	2,290	—
2027	2,290	—
2028 & Beyond	6,252	—
Total future minimum lease payments	24,251	220
Less: Imputed interest	2,141	8
Total lease liabilities	$22,110	$212

(1) Non-cancelable sublease proceeds for the fiscal year ending December 31, 2023, and 2024 of $0.4 million and $0.4 million, respectively, are not included in the table above.

As of December 31, 2022, we have no new operating leases that have not yet commenced.

Note E - Convertible Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 1.0 million shares of preferred stock. On January 30, 2018, we issued 9,926 shares of our Series A Preferred Stock (the "Preferred Shares") to Wipro at an issue price of $1,000 per share, for gross proceeds of $9.9 million pursuant to a Certificate of Designation filed with the State of Delaware on January 29, 2018.  We incurred $0.2 million of transaction fees in connection with the issuance of the Series A Preferred Stock which were netted against the gross proceeds of $9.9 million on our Consolidated Financial Statements.

On June 30, 2022, the Company entered into a share repurchase agreement (the “Repurchase Agreement”) with Wipro, pursuant to which the Company agreed to repurchase all 9,926 shares of the Preferred Stock then outstanding in exchange for (i) a cash payment equal to its liquidation value, or total cash payment of $9,926,000 and (ii) 100,000 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”). The cash portion of the repurchase price was previously paid into escrow at the signing of the Repurchase Agreement on June 30, 2022 and held in escrow by PNC Bank, National Association, pending the reissuance of the Preferred Stock from the State of New Jersey. Other than the release of previously escrowed funds, no additional cash was paid by Harte Hanks at closing.

On December 2, 2022, we completed the closing of our June 30, 2022 definitive agreement with Wipro to repurchase all of our outstanding Preferred Stock from Wipro, the sole holder of the Preferred Stock.

Series A Preferred Stock had the following rights and privileges:

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

We determined that the Series A Preferred Stock has contingent redemption provisions allowing redemption by the holder upon certain defined events. As the event that may trigger the redemption of the Series A Preferred Stock is not solely within our control, the Series A Preferred Stock is classified as mezzanine equity (temporary equity) in the Consolidated Balance Sheet as of December 31, 2021.

Note F — Long-Term Debt

Credit Facilities

As of December 31, 2022 and 2021, we had $0.0 and $5.0 million of borrowings outstanding under the New Credit Facility (as defined below). As of  December 31, 2022, we had the ability to borrow an additional $24.2 million under the New Credit Facility.

As of December 31, 2022 and 2021, we had letters of credit outstanding in the amount of $0.8 million and $1.1 million, respectively.  No amounts were drawn against these letters of credit as of  December 31, 2022 .  These letters of credit exist to support insurance programs relating to workers‘ compensation, automobile, and general liability.

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A (“Texas Capital Bank”), that provided a $20.0 million revolving credit facility (the  “Old Texas Capital Credit Facility”) and for letters of credit issued by Texas Capital Bank up to $5.0 million. Over the term of the Old Texas Capital Credit Facility, we entered into a number of amendments to extend the term and reduce the borrowing capacity.  The Old Texas Capital Credit Facility was secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The Old Texas Capital Credit Facility was guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).  The Old Texas Capital Credit Facility was secured by substantially all our assets and continues to be guaranteed by HHS Guaranty, LLC ("HHS"). Under the Old Texas Capital Credit Facility, we were permitted to elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrued interest at 0.50%. We were required to pay a quarterly fee of 0.5% of the value of the collateral HHS pledged to secure the facility as consideration for the guarantee, which for the year ended December 31, 2021 amounted to $0.4 million.

On December 21, 2021, the Company entered a new three-year, $25,000,000 asset-based revolving credit facility (the "New Credit Facility") with Texas Capital Bank.  The Company’s obligations under the New Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”).   The New Credit Facility is secured by substantially all the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, between the Company, Texas Capital Bank and the other grantors party thereto (the "Security Agreement").

The New Credit Facility is subject to certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by U.S. GAAP).  The Company was in compliance with all of the requirements as of  December 31, 2022.

The loans under the New Credit Facility accrue interest at a varying rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The interest rate was 6.10% as of December 31, 2022. The outstanding amounts advanced under the New Credit Facility are due and payable in full on December 21, 2024.  Unused commitment balances accrued fees at a rate of 0.25%.

In connection with entering the New Credit Facility, the Company and Texas Capital Bank terminated the Company's Old Texas Capital Credit Facility. Prior to termination of the Old Texas Capital Credit Facility, the Company used cash on hand to pay down $12.1 million outstanding under the Old Texas Capital Credit Facility and the remaining $5.0 million of loans outstanding under the Old Texas Capital Credit Facility were deemed to be outstanding under the New Credit Facility. Unlike the Old Texas Capital Credit Facility, Texas Capital Bank did not require the New Credit Facility to be guaranteed by HHS.

Cash payments for interest were $0.3 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

Paycheck Protection Program Term Note

On April 14, 2020, the Company entered a promissory note with Texas Capital Bank, for an unsecured loan with a principal amount of $10.0 million made to the Company pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Income. We recognized $2.4 million and $1.5 million of stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively.

In May 2013, our stockholders approved the 2013 Omnibus Incentive Plan (“2013 Plan”), pursuant to which we may issue up to 500,000 shares of stock-based awards to directors, employees, and consultants, as adjusted for the reverse stock split. The 2013 Plan replaced the stockholder-approved 2005 Omnibus Incentive Plan (“2005 Plan”), pursuant to which we issued equity securities to directors, officers, and key employees. No additional stock-based awards will be granted under the 2005 Plan, but awards previously granted under the 2005 Plan will remain outstanding in accordance with their respective terms. In August 2018, we filed a Form S-8 to increase the total registered shares under 2013 Plan to 553,673 shares. As of December 31, 2022 and 2021, there were 188,582 and 188,285 shares available, respectively, for grant under the 2013 Plan.

In 2020, we established our 2020 Equity Incentive Plan ("2020 Plan") which replaced the 2013 Equity Incentive Plan (“2013 Plan”). Any shares of common stock that remained eligible for issuance under the 2013 Plan are now instead eligible for issuance under the 2020 Plan.   In August 2020, we filed a Form S-8 to register up to an aggregate of 2,521,244 shares that may be issued under the 2020 Plan.  The 2020 Plan provides for the issuance of stock-based awards to directors, employees and consultants. No additional stock-based awards will be granted under the 2013 Plan, but awards previously granted under the 2013 Plan will remain outstanding in accordance with their respective terms.  As of December 31, 2022 and 2021, there were 1.3 million and 1.6 million shares  available, respectively, for grant under the 2020 Plan.

We granted equity awards to our Chief Executive Officer and Chief Operating Officer in 2021, as a material inducement for acceptance of such positions. These options, restricted stock, and performance unit awards were not issued under the 2020 Plan and were not submitted for stockholder approval.

Stock Options

Options granted under the 2020 Plan, 2013 Plan or as inducement awards have an exercise price equal to the market value of the common stock on the grant date.  These options become exercisable in 25% increments on the first four anniversaries of their date of grant and expire on the tenth anniversary of their date of grant.  There were no options outstanding under the 2020 plan as of  December 31, 2022 and 2021.

Options to purchase 8,268 shares granted under 2013 Plan awards were outstanding as of  December 31, 2022, with exercise prices ranging from $76.80 to $115.20 per share. There were no inducement award options outstanding as of  December 31, 2022 and 2021.

Options under the 2005 Plan were granted at exercise prices equal to the market value of the common stock on the grant date. All such awards have met their respective vesting dates. Options to purchase 4,400 shares were outstanding under the 2005 Plan as of December 31, 2022, with exercise prices ranging from $76.80 to $115.20 per share.  Options to purchase 29,050 shares were outstanding under the 2005 Plan as of December 31, 2021, with exercise prices ranging from $76.80 to $184.65 per share.

Options granted to officers after April 2015 vest in full upon a change in control if such options are not assumed or replaced by a publicly traded successor with an equivalent award (as defined in such officers’ change in control severance agreements).

The following summarizes all stock option activity during the years ended December 31, 2022 and 2021:

			Weighted- Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
In thousands	Shares	Exercise Price	Term (Years)	(Thousands)
Options outstanding at December 31, 2020	87,747	$40.25

Adjustment and Correction	—	—
Granted in 2021	—	—
Exercised in 2021	(31,906)	2.95		—
Unvested options forfeited in 2021	(7,411)	7.40
Vested options expired in 2021	(10,815)	37.87
Options outstanding at December 31, 2021	37,615	$80.21	1.36
Adjustment & Correction	(20,000)
Granted in 2022	—	—
Exercised in 2022	—			—
Unvested options forfeited in 2022	—
Vested options expired in 2022	(4,947)	95.80
Options outstanding at December 31, 2022	12,668	$78.88	1.16	—

Vested and expected to vest at December 31, 2022	12,668	$78.88	1.16	—

Exercisable at December 31, 2022	12,668	$78.88	1.16	—

The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2022. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2022 and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2022:

Range of	Number	Weighted-Average	Weighted-Average Remaining Life	Number	Weighted-Average
Exercise Prices	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price
$76.80 - 115.20	12,668	$78.88	1.16	12,668	$78.88

No options were granted during 2022 and 2021.  As of December 31, 2022, there was no unrecognized compensation cost related to unvested stock options.

Cash Stock Appreciation Rights

In 2016 and 2017, the Board of Directors approved grants of cash settling stock appreciation rights under the 2013 Plan. Cash stock appreciation rights vest in 25% increments on the first four anniversaries of the date of grant and expire after 10 years. Cash stock appreciation rights settle solely in cash and are treated as a liability.

There were no cash stock appreciation rights issued during 2022 and 2021.

The fair value of each cash stock appreciation right is estimated on the date of grant using the Black-Scholes Option-Pricing Model and is revalued at the end of each period. Changes in fair value are recorded to the income statement as changes to expense. As of December 31, 2022, there was no unrecognized compensation cost related to unvested cash stock appreciation right grants.

Restricted Stock Units

Restricted stock units granted as inducement awards or under the 2020 Plan and 2013 Plan vest in three equal increments on the first three anniversaries of their date of grant. Restricted stock units settle in treasury stock or newly issued shares and are treated as equity. Outstanding restricted stock units granted to officers as inducement awards or under the 2013 Plan vest in full (to the extent not previously vested) upon a change in control if such unvested shares are not assumed or replaced by a publicly traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

The following summarizes all restricted stock units’ activity during 2022 and 2021:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding at December 31, 2020	789,709	$2.22

Granted in 2021	500,890	5.72
Vested in 2021	(396,407)	3.00
Forfeited in 2021	(247,753)	2.35
Unvested shares outstanding at December 31, 2021	646,439	4.41
Adjustment and Correction	40,000
Granted in 2022	208,165	8.93
Vested in 2022	(296,161)	4.85
Forfeited in 2022	(82,267)	3.29
Unvested shares outstanding at December 31, 2022	516,176	6.43

The fair value of each restricted stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant.  As of December 31, 2022, there was $2.4 million of total unrecognized compensation cost related to restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 1.89 years.

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

The following summarizes all phantom stock unit activity during 2022 and 2021:

		Weighted-
	Number of	Average Grant
	Units	Date Fair Value
Phantom stock units outstanding as of December 31, 2020	4,346	$9.70

Granted in 2021	—	—
Vested in 2021	(4,146)	9.70
Forfeited in 2021	(200)	9.70
Phantom stock units outstanding as of December 31, 2021	—	—

The fair value of each phantom stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period. As of December 31, 2022, there was no unrecognized compensation cost related to phantom stock units.

Performance Stock Units

Performance stock units are a form of share-based award similar to unvested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over a roughly three-year period. At the end of the performance period, the number of shares of stock issued will be determined in accordance with the specified performance target(s) in a range between 0% and 100%. Performance stock units vest solely in common stock and are treated as equity. Upon a change in control, performance stock units granted to officers vest on a pro-rated basis (based on time elapsed from the grant) to the extent not previously settled if they are not assumed or replaced by a publicly traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).  Performance Stock Units have been issued under the 2013 Plan, and the 2020 Plan as inducement awards.

The following summarizes all performance stock unit activity during 2022 and 2021:

		Weighted-
	Number of	Average Grant-
	Units	Date Fair Value
Performance stock units outstanding as of December 31, 2020	32,268	$4.14

Granted in 2021	75,000	5.59
Settled in 2021	(13,158)	3.30
Forfeited in 2021	—
Performance stock units outstanding as of December 31, 2021	94,110	$5.41

Granted in 2022	117,000	7.77
Settled in 2022	(69,110)	5.44
Forfeited in 2022	—
Performance stock units outstanding as of December 31, 2022	142,000	7.34

The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2022, the total unrecognized compensation cost related to performance stock units was approximately $637,040.  This cost is expected to be recognized over a weighted average period of approximately 1.17 years.

Cash Performance Stock Units

In 2016 and 2017, the Board of Directors approved grants of cash performance stock units under the 2013 Plan. Cash performance stock units are a form of share-based award similar to phantom stock units, except that the number of units ultimately issued is based on our performance against specific performance goals measured after a three-year period. At the end of the performance period, the number of units vesting will be determined in accordance with specified performance target(s) in a range between 0% and 100%. Cash performance stock units settle solely in cash and are treated as a liability. Upon a change in control, cash performance stock units granted to officers, vest on a pro-rated basis (based on time elapsed from the grant) to the extent not previously settled if they are not assumed or replaced by a publicly traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements).

There was no cash performance stock unit issued during 2022 and 2021.

The fair value of each cash performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2022, there was no unrecognized compensation cost related to cash performance stock units.

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

In January 2023, the Board of Directors of the Company approved the termination of the Qualified Pension Plan I.  The termination process will take approximately 18 months to complete and will result in the transfer of our obligations pursuant to this pension plan to a third-party provider.

The overfunded or underfunded status of our defined benefit post-retirement plans is recorded as an asset or liability on our balance sheets. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. Periodic changes in the funded status are recognized through other comprehensive income in the Consolidated Statements of Comprehensive Income. We currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end Consolidated Balance Sheets.

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$186,041	$198,586
Interest cost	5,040	4,674
Actuarial gain	(37,014)	(6,610)
Benefits paid	(10,546)	(10,609)
Benefit obligation at end of year	$143,521	$186,041

Change in plan assets
Fair value of plan assets at beginning of year	$131,741	$129,348
Actual return on plan assets	(20,358)	10,977
Contributions	3,053	2,025
Benefits paid	(10,545)	(10,609)
Fair value of plan assets at end of year	$103,891	$131,741

Funded status at end of year	$(39,630)	$(54,300)

The following amounts have been recognized in the Consolidated Balance Sheets as of  December 31:

In thousands	2022	2021
Current pension liabilities	$1,858	$1,801
Long term pension liabilities - Qualified plans	18,674	27,359
Long term pension liabilities - Nonqualified plan	19,098	25,140
Total pension liabilities	$39,630	$54,300

The following amounts have been recognized in accumulated other comprehensive loss, net of tax, as of  December 31:

In thousands	2022	2021
Net loss	$44,120	$54,394

Based on current estimates, we will be required to make $1.6 million in contributions to our Qualified Pension Plan II, in 2023.

We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2023 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.8 million in 2022.

The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

In thousands	2022	2021
Projected benefit obligation	$143,521	$186,041
Accumulated benefit obligation	$143,521	$186,041
Fair value of plan assets	$103,891	$131,741

The Restoration Pension Plan had an accumulated benefit obligation of $21.0 million and $26.9 million as of  December 31, 2022 and 2021, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive income in the Consolidated Statements of Comprehensive Income for both plans:

	Year Ended December 31,
In thousands	2022	2021
Net Periodic Benefit Cost
Interest cost	$5,040	$4,674
Expected return on plan assets	(5,872)	(6,754)
Recognized actuarial loss	2,876	3,441
Net periodic benefit cost	2,044	1,361

Amounts Recognized in Other Comprehensive Income
Adjustment to pension liabilities	(10,274)	(14,150)

Net cost recognized in net periodic benefit cost and other comprehensive income	$(8,230)	$(12,789)

The components of net periodic benefit costs other than the service cost component are included in Other, net in our Consolidated Statement of Comprehensive Income. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2022 is $2.5 million. The period over which the net loss from the Qualified Pension Plan is amortized into net periodic benefit cost was the average future lifetime of all participants (approximately 16.2 years for Qualified Pension Plan I and approximately 25.6 years for Qualified Pension Plan II ). The Qualified Pension Plan is frozen and almost all of the plan’s participants are not active employees.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

	Year Ended December 31,
	2022	2021
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate
Qualified Plan I	2.75%	2.37%
Qualified Plan II	2.92%	2.61%
Restoration Plan	2.73%	2.34%

Expected return on plan assets
Qualified Plan I	4.25%	5.50%
Qualified Plan II	5.75%	4.75%
Restoration Plan	n/a	n/a

	December 31,
	2022	2021
Weighted-average assumptions used to determine benefit obligations
Discount rate
Qualified Plan I	5.13%	2.75%
Qualified Plan II	5.18%	2.92%
Restoration Plan	5.12%	2.73%

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

The funded pension plan assets as of December 31, 2022 and 2021, by asset category, were as follows:

In thousands	2022	%	2021	%
Equity securities	$50,090	48%	$66,324	50%
Debt securities	49,846	48%	61,689	47%
Other	3,955	4%	3,728	3%
Total plan assets	$103,891	100%	$131,741	100%

The fair values presented have been prepared using values and information available as of December 31, 2022 and 2021.

The following tables present the fair value measurements of the assets in our funded pension plan:

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	2022	(Level 1)	(Level 2)	(Level 3)
Equity securities	$50,090	$50,090	$—	$—
Debt securities	49,846	35,575	14,271	—
Total investments, excluding investments valued at NAV	99,936	85,665	14,271	—
Investments valued at NAV (1)	3,955	—	—	—
Total plan assets	$103,891	$85,665	$14,271	$—

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	2021	(Level 1)	(Level 2)	(Level 3)
Equity securities	$66,324	$66,324	$—	$—
Debt securities	$61,689	56,838	4,851	—
Total investments, excluding investments valued at NAV	128,013	123,162	4,851	—
Investments valued at NAV (1)	$3,728	—	—	—
Total plan assets	$131,741	$123,162	$4,851	$—

(1) Investment valued at net asset value ("NAV") are comprised of cash, cash equivalents, and short-term investments used to provide liquidity for the payment of benefits and other purposes. The commingled funds are valued at NAV based on the market value of the underlying investments, which are primarily government issued securities.

Management identified an error in the prior year classification of investments.  Certain investments were incorrectly disclosed as Level 2 investments when they were, in fact, Level 1 investments.  Management has concluded that this error in disclosure is qualitatively immaterial to the consolidated financial statements. The prior year investments in error have been reclassified to Level 1.

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

The expected future benefit payments for both pension plans over the next ten years as of December 31, 2022 are as follows:

In thousands
2023	$11,253
2024	11,297
2025	11,343
2026	11,450
2027	11,588
2028 - 2032	56,404
Total	$113,335

The Company also has two pension plans in its foreign jurisdictions, the associated pension liabilities are not material.

We also sponsored a 401(k) - retirement plan in which we matched a portion of employees’ voluntary before-tax contributions prior to 2018. Under this plan, both employee and matching contributions vest immediately. We stopped this 401(k) match program in 2018 and resumed it in 2022.  We incurred $1.2 million in 401k match expense in 2022.

Note I — Income Taxes

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.  As of December 31, 2020, the Company filed federal net operating loss carryback claims resulting in an income tax refund for $6.4 million and $3.2 million for tax years 2019 and 2018, respectively.   As of December 31, 2022, the Company has received the tax refunds for the tax years 2019 and 2018 and $2.5 million of income tax refunds from the carryback of the loss generated in 2020.  We have received the remaining tax refund of $5.3 million in March 2023.

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
In thousands	2022	2021
Current
Federal	$60	$(372)
State and local	774	856
Foreign	1,546	804
Total current	$2,380	$1,288

Deferred
Federal	$(11,496)	$—
State and local	(8,347)	—
Total deferred	$(19,843)	$—

Total income (benefit) expense	$(17,463)	$1,288

The U.S. and foreign components of income before income taxes were as follows:

	Year Ended December 31,
In thousands	2022	2021
United States	$10,252	$11,725
Foreign	9,061	4,534
Total income before income taxes	$19,313	$16,259

The provision (benefit) for income taxes is based on the various rates set by federal, foreign and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.  The principal reasons for the difference between the statutory rate and the annual effective rate for 2022 were the impact of the release of the majority of the U.S. valuation allowance, federal and foreign income tax credits, and the benefit of excess stock benefits on vested restricted stock, offset by flow-through partnership income from a United Kingdom affiliate.  The principal reasons for the difference between the statutory rate and the annual effective rate for 2021 were the impact of the flow-through partnership income from a United Kingdom affiliate offset by gain on PPP Term Note forgiveness and a change in valuation allowance.

The differences between total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes were as follows:

	Year Ended December 31,
In thousands	2022	2021
Computed expected income tax expense (benefit)	$4,056	$3,413

Permanent Differences	91	172
Net effect of state income taxes	1,074	520
Foreign subsidiary dividend inclusions	639	447
Foreign tax rate differential	(349)	(224)
Change in valuation allowance	(18,243)	(1,424)
CARES Act NOL Carryback	—	(343)
Stock-based compensation windfalls	(365)	(244)
Return to Provision	(141)	247
Change in Rate	(2,172)	(373)
Credits	(1,126)	(403)
Adjustments to State Attributes	(1,330)	1,561
Gain on PPP Loan Forgiveness	—	(2,122)
Other Adjustments, net	403	61
Income tax (benefit) expense	$(17,463)	$1,288

Total income tax (benefit) expense was allocated as follows:

	Year Ended December 31,
In thousands	2022	2021
Income (loss) from operations	$(17,463)	$1,288
Stockholders’ equity (deficit)	—	—
Total	$(17,463)	$1,288

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Year Ended December 31,
In thousands	2022	2021
Deferred tax assets
Deferred compensation and retirement plan	$10,246	$13,135
Accrued expenses not deductible until paid	33	181
Lease liability	5,591	5,873
Employee stock-based compensation	491	385
Accrued payroll not deductible until paid	103	96
Accounts receivable, net	43	59
Investment in foreign subsidiaries, outside basis difference	1,047	1,019
Goodwill	445	473
Interest Expense limitations	913	1,267
Other, net	585	452
Foreign net operating loss carryforwards	1,623	1,631
State net operating loss carryforwards	5,184	3,475
Foreign tax credit carryforwards	4,212	3,841
General Business Credit Carryovers	546	215
Total gross deferred tax assets	31,062	32,102
Less valuation allowances	(7,652)	(25,894)
Net deferred tax assets	$23,410	$6,208

Deferred tax liabilities
Property, plant and equipment	$(2,024)	$(897)
Right-of-use asset	(4,765)	(5,006)
Prepaid Expenses	(228)	(305)
Other, net	(87)	—
Total gross deferred tax liabilities	(7,104)	(6,208)
Net deferred tax assets (liabilities)	$16,306	$—

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. After considering the weight of available information, (most notably the Company’s sustained profitability over the past two years), the Company concluded that it is more-likely-than-not that it will realize the majority of its U.S. deferred tax assets.  Certain foreign tax credits as well as certain state net operating loss carryovers will continue to have a valuation allowance until there is substantial evidence that enough future taxable income exists at a more likely than not level in order to utilize those deferred tax assets.  The valuation allowance for deferred tax assets was $7.7 million and $25.9 million as of  December 31, 2022 and 2021, respectively.  The change in the valuation allowance is $18.2 million for the year ended  December 31, 2022.

We or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for years prior to 2017.  For U.S. federal and foreign returns, we are no longer subject to tax examinations for years prior to 2017.

There is no balance of unrecognized tax benefits as of December 31, 2022 and 2021.  Any adjustments to this liability as a result of the finalization of audits or potential settlements would not be material.

We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income.

For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below.  As of December 31, 2022, the Company had no federal net operating loss carryforward.  The federal foreign tax carryforward credits of $4.2 million will expire on various dates from 2023 to 2032.  Federal general business credit carryforwards of $0.5 million will begin to expire on various dates from 2040 to 2042.  The Company has state NOL carryforwards of $105.7 million, and foreign NOL carryforwards of $5.4 million.

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

Reconciliations of basic and diluted EPS are as follows:

	Year Ended December 31,
In thousands, except per share amounts	2022	2021
Numerator:
Net income	$36,776	$14,971
Less: Loss from redemption of Preferred stock	1,380	—
Less: Preferred stock dividend	—	496
Less: Earnings attributable to participating securities	—	1,858
Numerator for basic EPS: income attributable to common stockholders	35,396	12,617

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	—	1,858
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	—	(1,766)
Numerator for diluted EPS	$35,396	$12,709

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,101	6,802
Diluted EPS denominator	7,457	7,209

Basic income per common share	$4.98	$1.85
Diluted income per common share	$4.75	$1.76

For the years ended  December 31, 2022 and 2021, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 13,366 and 46,380 shares of anti-dilutive market price options; 24,918 and 29,983 anti-dilutive unvested shares.

Note K — Comprehensive Income

Comprehensive income for a period encompasses net income and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive loss by component were as follows:

	Defined Benefit	Foreign
In thousands	Pension Items	Currency Items	Total
Balance at December 31, 2020	$(68,544)	$2,933	$(65,611)
Other comprehensive loss, net of tax, before reclassifications	—	(1,867)	(1,867)
Amounts reclassified from accumulated other comprehensive loss, net of tax	14,150	—	14,150
Net current period other comprehensive income (loss), net of tax	14,150	(1,867)	12,283
Balance at December 31, 2021	$(54,394)	$1,066	$(53,328)
Other comprehensive income, net of tax, before reclassifications	—	(5,248)	(5,248)
Amounts reclassified from accumulated other comprehensive loss, net of tax	10,274		10,274
Net current period other comprehensive income, net of tax	10,274	(5,248)	5,026
Balance at December 31, 2022	$(44,120)	$(4,182)	$(48,302)

Reclassification amounts related to the defined pension plans are included in the computation of net period pension benefit cost (see Note H, Employee Benefit Plans).

Note L — Acquisition of Inside Out Solutions, LLC

On December 1, 2022, we purchased substantially all of the assets (the “Transaction”) of Inside Out Solutions, LLC, a Florida limited liability company (“InsideOut”), for an aggregate purchase price of approximately $7.5 million (the “Purchase Price”) pursuant to an asset purchase agreement, dated as of December 1, 2022 by and between Harte Hanks and InsideOut (the “Asset Purchase Agreement”).

InsideOut is a premium sales enablement agency offering technology and data driven support to technology, media telecommunications, business services, industrial, and financial technology customers in the North American and European markets with its headquarters in St. Petersburg, Florida.

The acquisition of InsideOut further expands our capabilities within its marketing services and customer care segments and strengthens our ability to drive profitable revenue growth within our current sales enablement offerings, including: (i) demand generation which creates qualified marketing leads for our clients, and (ii) inside sales offerings to further promote a client’s internal growth objectives. In addition, the owner and CEO of InsideOut entered into a two-year consulting agreement with the Company, which will ensure consistency in our delivery of these sales enablement offerings, post-closing.

Pursuant to the Asset Purchase Agreement, $5.75 million of the Purchase Price was paid in cash at closing, $1.0 million in cash was placed in escrow to satisfy indemnification obligations, if any, and separately, to satisfy earn-outs related to future revenue performance. Separately, $0.75 million of the Purchase Price was paid at closing in shares of Harte Hanks common stock, par value $1.00 per share (the “Common Stock”). The share amount was based on the volume weighted closing price over the 15 trading days ending on November 28, 2022.  $1.0 million cash in escrow account is included in other current assets in our balance sheet as of  December 31, 2022.

The Purchase Price is subject to a post-closing net working capital true-up 180-days after the Transaction closes if net working capital is not between $1.3 million and $1.6 million.

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity.  Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities.  The following table shows the amounts recorded as of their acquisition date.

in thousands	Amount
Accounts receivable	$ 1,445
Prepaid expenses	148
Property, plant and equipment	177
Total assets acquired	1,770
Less: Current liabilities assumed	(761)
Net assets acquired	$ 1,009

We recognized $3.6 million of intangible assets and $2.4 million of goodwill associated with this acquisition.   The amount of goodwill recorded reflects expected earning potential and synergies with our Customer Care segment. We are amortizing the intangible assets on a straight-line basis over its useful life of five years.  A summary of the Company’s intangible asset as of  December 31, 2022  is as follows:

	Weighted
	Average	Gross	Accumulated	Net Carrying
In thousands	Amortization Period	Carrying Amount	Amortizations	Amount
Customer Relationships	5 years	3,600	60	3,540

Estimated future amortization expense related to intangible assets as of  December 31, 2022 is as follows:

In thousands
Year Ending December 31,	Amount
2023	$720
2024	720
2025	720
2026	720
2027	660
Total	$3,540

  The Company's result of operations for the year ended  December 31, 2022 includes revenue of $1.0 and net earnings of $0.2 million from the InsideOut operation from the date of acquisition through       December 31, 2022.

Note M — Litigation and Contingencies

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

We are also subject to various claims and legal proceedings in the ordinary course of conducting our business and, from time to time, we may become involved in additional claims and lawsuits incidental to our business. We routinely assess the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses; to the extent losses are reasonably estimable. Accruals are recorded for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonable estimable.

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

Note N — Certain Relationships and Related Party Transactions

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

Note O — Restructuring Activities

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

In connection with our cost-saving and restructuring initiatives, we incurred total restructuring charges of $27.6 million through the end of 2021.  We completed our restructuring in 2021, and did not incur any additional restructuring expenses in 2022.

For the year ended December 31, 2021, we recorded restructuring charges of $6.4 million.  The 2021 restructuring charges included $2.5 million of severance charges, $0.9 million in lease impairment expense and $3.0 million of facility related and other expenses.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Consolidated Statement of Comprehensive Income.

In thousands	Year Ended December 31, 2021
Severance	2,482
Facility, asset impairment and other expense
Lease impairment and termination expense	868
Fixed Asset disposal and impairment charges	33
Facility and other expenses	2,976
Total facility, asset impairment and other expense	3,877

Total	$6,359

The following table summarizes the changes in liabilities related to restructuring activities:

In thousands	Year Ended December 31, 2022
		Facility, asset impairment and other
	Severance	expense	Total
Beginning balance:	$738	$—	$738
Additions	—	—	—
Payments and adjustment	(726)	—	(726)
Ending balance:	$12	$—	$12

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

There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income and operating income plus depreciation and amortization (“EBITDA”). Operating income for segment reporting, disclosed below, is revenues less operating costs and allocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods.  Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expense are not allocated to the segments.  The Company does not allocate assets to our reportable segments for internal reporting purposes, nor does our CEO evaluate operating segments using discrete asset information.  The accounting policies of the segments are consistent with those described in the Note A, Overview and Significant Accounting Policies.

The following table presents financial information by segment:

Year ended December 31, 2022	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$52,975	$67,205	$86,098	$—	$—	$206,278
Segment operating expense	$41,241	$52,173	$72,180	$—	$22,849	$188,443
Restructuring	$—	$—	$—	$—	$—	$—
Contribution margin	$11,734	$15,032	$13,918	$—	$(22,849)	$17,835
Overhead Allocation	$4,390	$2,865	$3,325	$—	$(10,580)	$—
EBITDA	$7,344	$12,167	$10,593	$—	$(12,269)	$17,835
Depreciation and amortization	$362	$884	$824	$—	$658	$2,728
Operating income (loss)	$6,982	$11,283	$9,769	$—	$(12,927)	$15,107

Year ended December 31, 2021	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring	Unallocated Corporate	Total
			(In thousands)
Revenues	$56,388	$74,691	$63,517	$—	$—	$194,596
Segment operating expense	$44,251	$59,200	$53,666	$—	$20,922	$178,039
Restructuring	$—	$—	$—	$6,359	$—	$6,359
Contribution margin	$12,137	$15,491	$9,851	$(6,359)	$(20,922)	$10,198
Overhead Allocation	$4,424	$2,922	$3,153	$—	$(10,499)	$—
EBITDA	$7,713	$12,569	$6,698	$(6,359)	$(10,423)	$10,198
Depreciation and amortization	$530	$849	$718	$—	$462	$2,559
Operating income (loss)	$7,183	$11,720	$5,980	$(6,359)	$(10,885)	$7,639

INDEX TO EXHIBITS

We are incorporating certain exhibits listed below by reference to other Harte Hanks filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Exhibit
No.	Description of Exhibit

Charter Documents

3(a)	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (filed as Exhibit 3(e) to the Company’s Form 10-Q for the six months ended June 30, 1998).

3(b)	Certificate of Amendment of Incorporation dated January 31, 2018 (filed as Exhibit 3.2 to the Company’s Form 8-A/A dated January 31, 2018).

3(c)	Elimination of Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Harte Hanks, Inc. (filed as Exhibit 3.1 to the Company's Form 8-K dated March 24, 2023)

3(d)	Fifth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company's Form 8-K dated December 23, 2015).

Credit Agreements

10.1(a)	Loan Agreement, dated December 21, 2021, among Harte Hanks, Inc. the subsidiary guarantors party thereto and Texas Capital Bank, National Association.

10.1(b)	Security Agreement, dated December 21, 2021, between Harte Hanks, Inc. and Texas Capital Bank, National Association. (filed as Exhibit 10.2 to the Company's form 8-K dated December 21, 2021).

Management and Director Compensatory Plans and Forms of Award Agreements

10.2(a)	Harte Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 27, 2008).

10.2(b)	Harte Hanks, Inc. 2005 Omnibus Incentive Plan (As Amended and Restated Effective February 13, 2009) (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 13, 2009).

10.2(c)

Amendment to Harte Hanks, Inc. 2005 Omnibus Incentive Plan, dated as of May 12, 2009 (incorporated by reference to Exhibit 4.4 to Harte Hanks Registration Statement on Form S-8, filed on May 12, 2009).

10.2(d)	Form of 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.2(i) to the Company’s Form 10-K dated March 7, 2012).

10.2(e)	Form of 2005 Omnibus Incentive Plan Bonus Stock Agreement (filed as Exhibit 10.2(j) to the Company’s Form 10-K dated March 7, 2012).

10.2(f)	Form of 2005 Omnibus Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2(k) to the Company’s Form 10-K dated March 7, 2012).

10.2(g)	Form of 2005 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.2(l) to the Company’s Form 10-K dated March 7, 2012).

10.2(h)	Summary of Non-Employee Directors’ Compensation (included within the Company’s Schedule of 14A proxy statement filed April 11, 2016).

10.2(i)	Harte Hanks, Inc. 2013 Omnibus Incentive Plan (filed as Annex A to the Company’s Schedule 14A proxy statement filed April 15, 2013).

10.2(j)	Form of 2013 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(k)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (General) (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(l)	Form of 2013 Omnibus Incentive Plan Restricted Stock Award Agreement (Director) (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(m)	Form of 2013 Omnibus Incentive Plan Performance Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 dated June 7, 2013).

10.2(n)	Form of 2013 Omnibus Incentive Plan Performance Restricted Stock Unit Award Agreement

10.2(o)	First Amendment to the Harte Hanks, Inc. Amended & Restated Restoration Pension Plan, dated October 11, 2016 (filed as Exhibit 10.1 to the Company's Form 8-K dated October 14, 2016).

10.2(p)	Harte Hanks, Inc. 2020 Equity Incentive Plan, dated as of August 3, 2020 (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A as filed with the Commission on May 22, 2020 (SEC File No. 001-07120)).

Executive Officer Employment-Related and Separation Agreements

10.3(a)	Form of Severance Agreement between the company and its Executive Officers (filed as Exhibit 99.3 to the company’s Form 8-K, dated February 2, 2018).

10.3(b)	Form of Employment Restrictions Agreement signed by the Corporate Officers of the company (filed as Exhibit 10.3 to the Company’s Form 8-K dated March 15, 2011).

10.3 (c)	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.1 to the company’s 8-K dated August 2, 2012).

10.3 (d)	Form of Severance Agreement between the Company and certain of its officers (filed as Exhibit 10.6 to the company’s 8-K dated June 11, 2013).

10.3 (e)	Executive Severance Policy applicable to the Company’s executive officers and certain others (filed as Exhibit 10.1 to the company’s Form 8-K, dated January 30, 2015).

10.3(f)	Employment Agreement between the Company and Brian Linscott, effective as of June 23, 2021 (filed as Exhibit 10.2 to the company's Form 8-K, dated June 23, 2021).

Material Agreements

None

Other Exhibits

*21.1	Subsidiaries of Harte Hanks, Inc.

*23.1	Consent of Baker Tilly US LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Filed or furnished herewith, as applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE HANKS, INC.

By:	/s/ Brian Linscott
Brian Linscott
Chief Executive Officer

Date:	March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Linscott	/s/ Laurilee Kearnes
Brian Linscott	Laurilee Kearnes
Chief Executive Officer	Vice President and Chief Financial Officer
Date: March 31, 2023	Date: March 31, 2023

/s/ John H. Griffin, Jr.	/s/ Genevieve C. Combes
John H. Griffin Jr., Director	Genevieve C. Combes, Director
Date: March 31, 2023	Date: March 31, 2023

/s/ David L. Copeland	/s/ Radoff, Bradley L
David L. Copeland, Director	Bradley L. Radoff, Director
Date: March 31, 2023	Date: March 31, 2023