Form 10-Q
period 2023-03-31
HARTE HANKS INC
filed 2023-05-12
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-07120

HARTE HANKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-1677284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1 Executive Drive, Suite 303, Chelmsford, MA 01824

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

The number of shares outstanding of the issuer’s common stock as of April 15, 2023 was7,485,170 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

For the Quarterly Period Ended March 31, 2023

Item 1.  Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31,	December 31,
In thousands, except per share and share amounts	2023	2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$13,118	$10,364
Accounts receivable (less allowance for doubtful accounts of $229 at March 31, 2023 and $163 at December 31, 2022)	37,238	39,700
Unbilled accounts receivable	6,907	7,893
Contract assets	305	309
Prepaid expenses	3,385	2,176
Prepaid income taxes and income tax receivable	13	4,262
Other current assets	1,213	1,607
Total current assets	62,179	66,311
Property, plant and equipment (less accumulated depreciation of $45,072 at March 31, 2023 and $44,013 at December 31, 2022)	10,103	10,523
Right-of-use assets	19,190	19,169
Other assets
Intangible assets, net	3,360	3,540
Goodwill	2,398	2,398
Deferred tax assets, net	16,083	16,306
Other long-term assets	1,570	1,737
Other assets	23,411	23,981

Total assets	$114,883	$119,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,998	$22,465
Accrued payroll and related expenses	3,442	6,679
Deferred revenue and customer advances	4,656	4,590
Customer postage and program deposits	1,327	1,223
Other current liabilities	2,915	2,862
Current portion of lease liabilities	5,927	5,747
Total current liabilities	38,265	43,566

Pension liabilities - Qualified plans	17,988	18,674
Pension liabilities - Nonqualified plan	18,857	19,098
Long-term lease liabilities, net of current portion	16,091	16,575
Other long-term liabilities	2,717	3,263
Total liabilities	93,918	101,176

Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized;12,221,484 shares issued, 7,485,170 and 7,702,614 shares outstanding at March 31, 2023 and December 31, 2022, respectively	12,221	12,221
Additional paid-in capital	197,413	218,411
Retained earnings	845,699	846,490
Less treasury stock, 4,736,314 shares at cost at March 31, 2023 and 4,818,870 shares at cost at December 31, 2022	(988,686)	(1,010,012)
Accumulated other comprehensive loss	(45,682)	(48,302)
Total stockholders’ equity	20,965	18,808
Total liabilities and stockholders’ equity	$114,883	$119,984

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2023	2022
Revenue	$47,120	$49,062
Operating expenses
Labor	24,465	25,918
Production and distribution	14,452	12,718
Advertising, selling, general and administrative	6,084	5,933
Depreciation and amortization expense	1,066	599
Total operating expenses	46,067	45,168
Operating income	1,053	3,894
Other income, net
Interest (income) expense, net	(210)	134
Other expense (income), net	2,586	(39)
Total other expense, net	2,376	95
(Loss) income before income taxes	(1,323)	3,799
Income tax (benefit) expense	(532)	454
Net (loss) income	(791)	3,345
Less: Preferred Stock dividends	—	122
Less: Earnings attributable to participating securities	—	404
(Loss) income attributable to common stockholders	$(791)	$2,819

(Loss) earnings per common share
Basic	$(0.11)	$0.40
Diluted	$(0.11)	$0.39

Weighted average shares used to compute income per share attributable to common shares
Basic	7,425	6,991
Diluted	7,425	7,286

Comprehensive income, net of tax:
Net (loss) income	$(791)	$3,345

Adjustment to pension liability, net	740	1,010
Foreign currency translation adjustment	1,880	(504)
Total other comprehensive income, net of tax	$2,620	$506

Comprehensive income	$1,829	$3,851

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Capital	Earnings	Stock	Loss	Equity
Balance at December 31, 2022	$12,221	$218,411	$846,490	$(1,010,012)	$(48,302)	$18,808
Stock-based compensation	—	540	—	—	—	540
Vesting of RSUs	—	(21,538)	—	21,326	—	(212)
Net loss	—	—	(791)	—	—	(791)
Other comprehensive income	—	—	—	—	2,620	2,620
Balance at March 31, 2023	$12,221	$197,413	$845,699	$(988,686)	$(45,682)	$20,965

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2021	$9,723	$12,121	$290,711	$811,094	$(1,085,313)	$(53,328)	$(24,715)
Stock-based compensation	—	—	427	—	—	—	427
Vesting of RSUs	—	—	(12,706)	—	12,572	—	(134)
Net income	—	—	—	3,345	—	—	3,345
Other comprehensive income	—	—	—	—	—	506	506
Balance at March 31, 2022	$9,723	$12,121	$278,432	$814,439	$(1,072,741)	$(52,822)	$(20,571)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
In thousands	2023		2022
Cash Flows from Operating Activities
Net (loss) income	$(791)		$3,345
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,066		599
Stock-based compensation	540		288
Net pension payment	(208)		(296)
Deferred income taxes	(186)		—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and contract assets	3,452		(7,202)
Decrease in prepaid expenses, income tax receivable and other current assets	3,830		106
(Decrease) increase in accounts payable and accrued expenses	(2,416)		3,935
Increase in deferred revenue and customer advances	66		542
Increase (decrease) in customer postage and program deposits	104		(392)
Decrease in other accrued expenses and liabilities	(3,753)		(1,689)
Net cash provided by (used in) operating activities	1,704		(764)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(566)		(1,429)
Proceeds from sale of property, plant and equipment	1		57
Net cash used in investing activities	(565)		(1,372)

Cash Flows from Financing Activities
Debt financing costs	(6)		(93)
Payment of finance leases	(47)		(55)
Treasury stock activities	(212)		(134)
Net cash used in financing activities	(265)		(282)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,880		(504)

Net increase in cash and cash equivalents and restricted cash	2,754		(2,922)
Cash and cash equivalents and restricted cash at beginning of period	11,364		15,133
Cash and cash equivalents and restricted cash at end of period	$14,118	(1)	$12,211

Supplemental disclosures
Cash paid for interest	$138		$97
Cash received for income taxes, net	$(4,770)		$(172)
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$2,034		$3,005

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$13,118		$9,652
Restricted cash	—		2,559
Cash held in Escrow account included in other current assets (see Note E)	1,000		—
	$14,118		$12,211

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

Accounting Principles

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our 2022 10-K.

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

Interim Financial Information

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S.GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The prior period amounts in Labor, Production and Distribution, Advertising, Selling, General and Administrative expenses in the condensed consolidated Statements of Comprehensive Income,have been reclassified to conform to the current period's presentation. The most notable change is the reclassification of the $1.4 million of lease expense from Production and Distribution expense to Advertising, Selling, General and Administrative expense.

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

Revenue from agency and digital services, direct mail, logistics, fulfillment and contact center is recognized when the work is performed.  Fees for these services are determined by the terms set forth in each contract. These fees are typically a fixed price or rate by transaction occurrence, service provided, time spent, or product delivered.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, Fair Value Measurements and Disclosures, (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels:

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

Note B - Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2022.

The Company adopted this standard on January 1, 2023 on a prospective basis. The adoption of this new standard did not have a material impact on the Company's financial statements.

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

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different.  The following table summarizes revenue from contracts with customers for the three months ended March 31, 2023 and 2022 by our three business segments and the pattern of revenue recognition:

	Three Months Ended March 31, 2023
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$10,420	$819	$11,239
Customer Care	14,416	—	14,416
Fulfillment and Logistics Services	18,090	3,375	21,465
Total Revenues	$42,926	$4,194	$47,120

	Three Months Ended March 31, 2022
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$10,895	$2,029	$12,924
Customer Care	17,742	—	17,742
Fulfillment and Logistics Services	14,888	3,508	18,396
Total Revenues	$43,525	$5,537	$49,062

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts).  The balance of upfront non-refundable fees collected from customers was immaterial as of March 31, 2023 and December 31, 2022.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of March 31, 2023, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of March 31, 2023 and December 31, 2022:

In thousands	March 31, 2023	December 31, 2022
Contract assets	305	309
Deferred revenue and customer advances	4,656	4,590
Deferred revenue, included in other long-term liabilities	398	432

Revenue recognized during the three months ended March 31, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $2.0 million. Revenue recognized during the three months ended March 31, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $1.9 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to operating expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $0.6 million and $1.0 million as of March 31, 2023 and December 31, 2022, respectively.  For the periods presented, no impairment was recognized.

Note D - Leases

We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term lease). Our leases have remaining lease terms of one to eight years, some of which may include options to extend the leases for up to an additional five years.

We sublease our Fullerton (CA), Jacksonville (FL) and Uxbridge (UK) facilities.  The leases and subleases for these three facilities expire at various dates, the latest being during fiscal year 2024.

As of March 31, 2023, assets recorded under finance and operating leases were approximately $0.6 million and $18.6 million, respectively, and accumulated amortization associated with finance leases was $1.1 million. As of December 31, 2022, assets recorded under finance and operating leases were approximately $0.6 million and $18.6 million, respectively, and accumulated amortization associated with finance leases was $1.0 million.  Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Since none of our leases has a readily determinable implicit interest rate, we use our incremental borrowing rate under our Texas Capital Bank Revolver Facility as the discount rate.  Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

There was no impairment of leases during the three months ended March 31, 2023 and 2022.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of March 31, 2023
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$18,636	$554	$19,190

Liabilities
Current portion of lease liabilities	5,801	126	5,927
Long-term lease liabilities	16,052	39	16,091
Total Lease Liabilities	$21,853	$165	$22,018

In thousands	As of December 31, 2022
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$18,574	$595	$19,169

Liabilities
Short-term lease liabilities	5,587	160	5,747
Long-term lease liabilities	16,523	52	16,575
Total Lease Liabilities	$22,110	$212	$22,322

For the three months ended March 31, 2023 and 2022, the components of lease expense were as follows:

In thousands	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost	$1,456	$1,581

Finance lease cost:
Amortization of right-of-use assets	40	46
Interest on lease liabilities	2	5
Total Finance lease cost	42	51
Variable lease cost	502	539
Sublease income	(286)	(251)
Total lease cost, net	$1,714	$1,920

Other information related to leases was as follows:

In thousands	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$ 3,341	$ 3,789
Operating cash flows from finance leases	2	4
Financing cash flows from finance leases	47	55

Weighted average remaining lease term
Operating leases	5.7	6.2
Finance leases	1.2	2.0

Weighted average discount rate
Operating leases	3.67%	3.41%
Finance leases	5.87%	5.47%

The maturities of the Company’s finance and operating lease liabilities as of March 31, 2023 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2023	$4,872	$117
2024	5,288	48
2025	2,876	6
2026	2,371	—
2027	2,290	—
2027 and beyond	6,233	—
Total future minimum lease payments	23,930	171
Less: imputed interest	2,077	6
Total lease liabilities	$21,853	$165

(1) Non-cancelable sublease proceeds for the remainder of the fiscal year ending December 31, 2023 and the fiscal year ending December 31, 2024 of $0.6 million and $0.4 million, respectively, are not included in the table above.

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

On June 30, 2022, the Company entered into a share repurchase agreement (the “Repurchase Agreement”) with Wipro, pursuant to which the Company agreed to repurchase all 9,926 shares of the Company’s Series A Preferred Stock then outstanding in exchange for (i) a cash payment equal to their liquidation value, or total cash payment of $9,926,000 and (ii) 100,000 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”).  The cash portion of the repurchase price was previously paid into escrow at the signing of the Repurchase Agreement on June 30, 2022 and held in escrow by PNC Bank, National Association, pending the reissuance of the Preferred Stock from the State of New Jersey. Other than the release of previously escrowed funds, no additional cash was paid by Harte Hanks at closing.

On December 2, 2022, we completed the closing of our June 30, 2022 definitive agreement with Wipro to repurchase all of our outstanding Preferred Stock from Wipro, the sole holder of the Preferred Stock.

On March 20, 2023, the Company cancelled all shares of Series A Preferred Stock pursuant to its Certificate of Elimination filed with the Secretary of State of Delaware.

Note F — Long-Term Debt

Credit Facility

As of March 31, 2023 and December 31, 2022, we had $0 million of borrowings outstanding under the New Credit Facility (as defined below).

As of March 31, 2023 and December 31, 2022, we had letters of credit outstanding in the amount of $0.8 million.  No amounts were drawn against these letters of credit at March 31, 2023.  These letters of credit exist to support insurance programs relating to worker’s compensation, automobile, and general liability.

As of  March 31, 2023, we had the ability to borrow $24.2 million under the New Credit Facility.

On April 17, 2017, we entered into a secured credit facility with Texas Capital Bank, N.A (“Texas Capital Bank”), that provided a $20.0 million revolving credit facility (the “Old Texas Capital Credit Facility”) and for letters of credit issued by Texas Capital Bank up to $5.0 million. Over the term of the old Texas Capital Credit Facility, we entered into a number of amendments to extend the term and reduce the borrowing capacity.  The Old Texas Capital Credit Facility was secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The Old Texas Capital Credit Facility was guaranteed by HHS Guaranty, LLC, an entity formed to provide credit support for Harte Hanks by certain members of the Shelton family (descendants of one of our founders).  The Old Texas Capital Credit Facility was secured by substantially all our assets and was guaranteed by HHS Guaranty, LLC ("HHS").  Under the Old Texas Capital Credit Facility, we were permitted to elect to accrue interest on outstanding principal balances at either LIBOR plus 1.95% or prime plus 0.75%. Unused commitment balances accrued interest at 0.50%. We were required to pay a quarterly fee of 0.50% of the value of the collateral HHS pledged to secure the facility as consideration for the guarantee.

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

The New Credit Facility is subject to certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by U.S. GAAP).  The Company was in compliance with all of the requirements as of March 31, 2023.

The loans under the New Credit Facility accrue interest at a variable rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The interest rate was 6.81% as of March 31, 2023. The outstanding amounts advanced under the New Credit Facility are due and payable in full on December 21, 2024.  Unused commitment balances accrued fees at a rate of 0.25%.

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

Cash payments for interest were $138 thousand and $97 thousand for the three months ended March 31, 2023 and 2022, respectively.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income. We recognized $0.5 million and $0.3 million of stock-based compensation expense during the three months ended March 31, 2023 and 2022, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2023	2022
Interest cost	$1,260	$1,168
Expected return on plan assets	(1,468)	(1,688)
Recognized actuarial loss	719	860
Net periodic benefit cost	$511	$340

Based on current estimates, we will be required to make a $1.6 million contribution to the combined qualified Pension Plan in 2023.  We made $0.3 million of such $1.6 million aggregate contribution in the three months ended March 31, 2023.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2023 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.4 million in the three months ended March 31, 2023 and 2022.

Note I - Income Taxes

The income tax benefit was $0.5 million and income tax provision was $0.5 million for the three months ended March 31, 2023 and 2022, respectively.  The provision for income taxes resulted in an effective income tax rate of 41.8% for the three months ended March 31, 2023 and 12.0% for the three months ended March 31, 2022.

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.  As of December 31, 2020, the Company filed federal net operating loss carryback claims resulting in an income tax refund for $6.4 million and $3.2 million for tax years 2019 and 2018, respectively.  As of March 31, 2023, the Company has received the tax refunds from the carryback of the losses.

We or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2017. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2017.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income. We did not have a significant amount of interest or penalties accrued at March 31, 2023 or December 31, 2022.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2023	2022
Numerator:
Net (loss) income	$(791)	$3,345
Less: Preferred stock dividends	—	122
Less: Earnings attributable to participating securities	—	404
Numerator for basic EPS: (loss) income attributable to common stockholders	(791)	$2,819

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	—	404
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	—	(389)
Numerator for diluted EPS	(791)	2,834

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,425	6,991
Diluted EPS denominator	7,425	7,286

Basic (loss) income per Common Share	$(0.11)	$0.40
Diluted (loss) income per Common Share	$(0.11)	$0.39

For the three months ended March 31, 2023 and 2022, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 9,921 and 15,074 shares of anti-dilutive market price options; 0 and 76,925 of anti-dilutive unvested restricted shares; and 0 and 1,001,614 shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive Income

Comprehensive Income for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive income by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2022	$(44,120)	$(4,182)	$(48,302)
Other comprehensive income, net of tax, before reclassifications	—	1,880	1,880
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	740	—	740
Net current period other comprehensive income, net of tax	740	1,880	2,620
Balance at March 31, 2023	$(43,380)	$(2,302)	$(45,682)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2021	$(54,394)	$1,066	$(53,328)
Other comprehensive loss, net of tax, before reclassifications	—	(504)	(504)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	1,010	—	1,010
Net current period other comprehensive income (loss), net of tax	1,010	(504)	506
Balance at March 31, 2022	$(53,384)	$562	$(52,822)

Reclassification amounts related to the defined pension plans are included in the computation of net periodic pension benefit cost (see Note H, Employee Benefit Plans).

Note L — Acquisition of Inside Out Solutions, LLC

On December 1, 2022 (the “Closing Date”), we purchased substantially all of the assets (the “Transaction”) of Inside Out Solutions, LLC, a Florida limited liability company (“InsideOut”), for an aggregate purchase price of approximately $7.5 million (the “Purchase Price”) pursuant to an asset purchase agreement, dated as of December 1, 2022 by and between Harte Hanks and InsideOut (the “Asset Purchase Agreement”).

InsideOut is a premium sales enablement agency offering technology and data driven support to technology, media telecommunications, business services, industrial, and financial technology customers in the North American and European markets with its headquarters in St. Petersburg, Florida.

The acquisition of InsideOut further expands our capabilities within our marketing services and customer care segments and strengthens our ability to drive profitable revenue growth within our current sales enablement offerings, including: (i) demand generation which creates qualified marketing leads for our clients, and (ii) inside sales offerings to further promote a client’s internal growth objectives. In addition, the owner and CEO of InsideOut entered into a two-year consulting agreement with the Company, which will ensure consistency in our delivery of these sales enablement offerings, post-closing.

Pursuant to the Asset Purchase Agreement, $5.75 million of the Purchase Price was paid in cash at closing, $1.0 million in cash was placed in escrow to satisfy indemnification obligations, if any, and separately, to satisfy earn-outs related to future revenue performance. In addition, $0.75 million of the Purchase Price was paid at closing in shares of Common Stock issued in a private placement. The share amount was based on the volume weighted closing price over the fifteen trading days ending on November 28, 2022. The $1.0 million of cash in the escrow account is included in other current assets in our balance sheet as of  March 31, 2023 and  December 31, 2022.

The Purchase Price is subject to a post-closing net working capital true-up 180-days after the Closing Date if net working capital is not between $1.3 million and $1.6 million.

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

We recognized $3.6 million of intangible assets and $2.4 million of goodwill associated with this acquisition.   The amount of goodwill recorded reflects expected earning potential and synergies with our Customer Care segment. We are amortizing the intangible assets on a straight-line basis over its useful life of five years.  A summary of the Company’s intangible asset as of  March 31, 2023  is as follows:

	Weighted
	Average	Gross	Accumulated	Net Carrying
In thousands	Amortization Period	Carrying Amount	Amortizations	Amount
Customer Relationships	5 years	3,600	240	3,360

Estimated future amortization expense related to intangible assets as of  March 31, 2023 is as follows:

In thousands
Year Ending December 31,	Amount
Remainder of 2023	$ 540
2024	720
2025	720
2026	720
2027	660
Total	$ 3,360

The Company's result of operations for the quarter ended  March 31, 2023 includes revenue of $2.8 million and net earnings of $0.5 million from the InsideOut operation.

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

Note N — Segment Reporting

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

There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”). Operating income for segment reporting disclosed below, is revenues less operating costs and allocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods.  Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expense are not allocated to the segments.  The Company does not allocate assets to our reportable segments for internal reporting purposes, nor does our CEO evaluate operating segments using discrete asset information.  The accounting policies of the segments are consistent with those described in the Note A, Overview and Significant Accounting Policies.

The following table presents financial information by segment:

Three Months ended March 31, 2023	Marketing Services	Customer Care	Fulfillment and Logistics Services	Unallocated Corporate	Total
			(In thousands)
Revenues	$11,239	$14,416	$21,465	$—	$47,120
Segment Operating Expense	$9,259	$11,654	$18,509	$5,579	$45,001
Contribution margin (loss)	$1,980	$2,762	$2,956	$(5,579)	$2,119
Shared Services	$789	$714	$758	$(2,261)	$—
EBITDA	$1,191	$2,048	$2,198	$(3,318)	$2,119
Depreciation and amortization	$49	$400	$246	$371	$1,066
Operating income (loss)	$1,142	$1,648	$1,952	$(3,689)	$1,053

Three Months ended March 31, 2022	Marketing Services	Customer Care	Fulfillment and Logistics Services	Unallocated Corporate	Total
			(In thousands)
Revenues	$12,924	$17,742	$18,396	$—	$49,062
Segment Operating Expense	$10,350	$13,560	$15,159	$5,500	$44,569
Contribution margin (loss)	$2,574	$4,182	$3,237	$(5,500)	$4,493
Shared Services	$1,113	$718	$851	$(2,682)	$—
EBITDA	$1,461	$3,464	$2,386	$(2,818)	$4,493
Depreciation and amortization	$102	$202	$202	$93	$599
Operating income (loss)	$1,359	$3,262	$2,184	$(2,911)	$3,894

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in the 2022 10-K, Part II, and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview

The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2022 10-K. Our 2022 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.

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

We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature, and as a consequence are easier for our clients to reduce in the short-term than other expenses. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to our clients, among other factors. Due to the COVID-19 pandemic, recent increases in inflation and interest rates throughout the globe, and other geopolitical uncertainties, including but not limited to the ongoing war between Russia and Ukraine, there is continued uncertainty and significant disruption in the global economy and financial markets. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to appropriately reflect our operations and outlook. .

Management is closely monitoring inflation and wage pressure in the market, and the potential impact to our business.  While inflation has not had a material impact to our business, it is possible a material increase in inflation could have an impact on our clients, and in turn, in our business.

Recent Developments

Changes in Segment Reporting

To improve our strategic posture in terms of go-to-market approach and cost structure, we have begun the process of combining our Marketing Services and Customer Care segment into a single segment called Customer Experience.  We expect the revised segment structure to be complete by the end of 2023.

Share Repurchase Program

On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock.

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

InsideOut is a premium sales enablement agency offering technology and data driven support to technology, media telecommunications, business services, industrial, and financial technology customers in the North American and European markets with its headquarter in St. Petersburg, Florida.

The acquisition of InsideOut further expands our CX capabilities within our Marketing Services and Customer Care segments and strengthens our ability to drive profitable revenue growth within our current sales enablement offerings, including: (i) demand generation which creates qualified marketing leads for our clients, and (ii) inside sales offerings to further promote a client’s internal growth objectives. In addition, the owner and CEO of InsideOut entered into a two-year consulting agreement with us, which will ensure consistency in our delivery of these sales enablement offerings, post-closing.

Results of Operations

Operating results were as follows:

	Three Months Ended March 31,
In thousands, except percentages	2023	2022	% Change
Revenues	$47,120	$49,062	(4.0)%
Operating expenses	46,067	45,168	2.0%
Operating income	$1,053	$3,894	(73.0)%

Operating margin	2.2%	7.9%

(Loss) income before income taxes	$(1,323)	$3,799	(134.8)%

Diluted (loss) earnings per common share from operations	$(0.11)	$0.39	(127.3)%

Consolidated Results

Revenues

Three months ended March 31, 2023 vs. Three months ended March 31, 2022

Revenues decreased $1.9 million, or 4.0%, in the three months ended March 31, 2023, compared to the three months ended March 31, 2022.  Revenue in our Customer Care segment decreased $3.3 million, or 18.8%, to $14.4 million, and revenue in our Marketing Services segment decreased $1.7 million, or 13.0%, to $11.2 million.  Revenue in our Fulfillment & Logistics Services segment increased $3.1 million, or 16.7%, to $21.5 million.

Operating Expenses

Three months ended March 31, 2023 vs. Three months ended March 31, 2022

Operating expenses were $46.1 million in the three months ended March 31, 2023, a slight increase of $0.9 million, or 2.0%, compared to $45.2 million in the three months ended March 31, 2022.

Production and distribution expenses increased $1.7 million, or 13.6%, compared to the three months ended March 31, 2022, primarily due to the change in revenue mix resulting in higher transportation costs  in our Fulfillment & Logistics Services segment, which was partially offset by the lower brokered costs due to lower brokered revenue as compared to the prior year quarter.  Advertising, Selling, General and Administrative expenses increased $0.2 million, or 2.5%, compared to three months ended March 31, 2022 primarily due to the higher professional fees.  Labor expense decreased $1.5 million, or 5.6%, compared to the three months ended March 31, 2022 primarily due to lower labor expense in the Customer Care segment associated with the lower revenue.

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

Interest (income) Expense, net

Three months ended March 31, 2023 vs. Three months ended March 31, 2022

Interest income, net, in the three months ended March 31, 2023 was $210k as compared to interest expense, net of $134k for the three months ended March 31, 2022. The $344k increase in interest income is primarily due to the interest income we received from the IRS related to our tax refund claims during the 2023 quarter .

Other expense (income), net

Three months ended March 31, 2023 vs. Three months ended March 31, 2022

Other expense, net, for the three months ended March 31, 2023 was $2.6 million of expense compared to $39K of other income, net, in the prior year quarter .  The increase in other expense, net was mainly associated with change in foreign currency gain and loss.

Income Taxes

Three months ended March 31, 2023vs. Three months ended March 31, 2022

The income tax benefit of $0.5 million in the first quarter of 2023 represents a decrease in income tax provision of $1.0 million when compared to the first quarter of 2022.  Our effective tax rate was 41.8% for the first quarter of 2023, an increase of 29.8% from the first quarter of 2022. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the three months ended March 31, 2023 and 2022. There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”).  For additional information, see Note N, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.

Marketing Services:

	Three Months Ended March 31,
In thousands	2023	% Change	2022
Revenues	$11,239	-13.0%	$12,924
EBITDA	1,191	-18.5%	1,461
Operating Income	1,142	-16.0%	1,359
Operating Income % of Revenue	10.2%		10.5%

Three months ended March 31, 2023vs. Three months ended March 31, 2022

Marketing Services segment revenue decreased $1.7 million, or 13.0%, due to a decrease in direct mail service volume from existing customers.  Operating income for the three months ended March 31, 2023 decreased $0.2 million from the prior year quarter due to the reduced revenue.

Customer Care:

	Three Months Ended March 31,
In thousands	2023	% Change	2022
Revenues	$14,416	-18.7%	$17,742
EBITDA	2,048	-40.9%	3,464
Operating Income	1,648	-49.5%	3,262
Operating Income % of Revenue	11.4%		18.4%

Three months ended March 31, 2023vs. Three months ended March 31, 2022

Customer Care segment revenue decreased $3.3 million, or 18.7%, primarily due to $4.5 million decrease in both non-recurring pandemic-related projects and a large recall project from last year which was partially offset by $2.8 million revenue from InsideOut.  Operating Income was $1.6 million for the three months ended March 31, 2023, compared to operating income of $3.3 million for the three months ended March 31, 2022. The $1.7 million decrease was due to lower revenue which was partially offset by our cost reduction efforts.

Fulfillment & Logistics Services:

	Three Months Ended March 31,
In thousands	2023	% Change	2022
Revenues	$21,465	16.7%	$18,396
EBITDA	2,198	-7.9%	2,386
Operating Income	1,952	-10.6%	2,184
Operating Income % of Revenue	9.1%		11.9%

Three months ended March 31, 2023vs. Three months ended March 31, 2022

Fulfillment & Logistics Services segment revenue increased $3.1 million, or 16.7%, primarily driven by the increase in work from existing customers. Operating income was $2.0 million for the three months ended March 31, 2023 compared to $2.2 million for the three months ended March 31, 2022. The $0.2 million decrease in operating income was primarily due to higher transportation costs associated with higher logistics revenue.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $13.1 million and $10.4 million at March 31, 2023 and December 31, 2022, respectively.   As of March 31, 2023, we had the ability to borrow an additional $24.2 million under our New Credit Facility.  The cash deposited in an escrow account to satisfy our contingent payment obligations in connection with the acquisition of InsideOut is not included in our cash and cash equivalent or restricted cash balances as of March 31, 2023.

During 2020, we received an aggregate of $9.6 million in tax refunds related to our net operating loss ("NOL") and capital loss carryback for the 2013-2018 tax years. We received $2.5 million in tax refunds in 2022 and received an additional tax refund of $5.3 million in March 2023, as a result of the change to the tax NOL carryback provisions included in the CARES Act.  Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings available under our New Credit Facility. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures. We expect to incur approximately $6 million to $7 million of capital expenditures in 2023 mainly to fund our new ERP system and Kansas City facility expansion.

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

Operating Activities

Net cash provided by the operating activities for the three months ended March 31, 2023 was $1.7 million, compared to net cash used in operating activities of $0.8 million for the three months ended March 31, 2022. The $2.5 million year-over-year increase in cash provided by operating activities was primarily driven by the $10.7 million decrease in accounts receivable and contract assets, $3.7 million decrease in prepaid and other current assets, which was partially offset by the $6.4 million decrease in accounts payable and accrued expenses, $4.1 million decrease in net income, as well as $2.1 million decrease in other accrued expenses and liabilities in the three months ended March 31, 2023 as compared to the same period in 2022.

Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2023, compared to $1.4 million for the three months ended March 31, 2022.  The $0.8 million year-over-year decrease in cash used in investing activities was primarily due to the $0.8 million less cash used to purchase property, plant and equipment (mainly for our new ERP system) in the three months ended March 31, 2023 as compared to 2022.

Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2023, which is comparable to $0.3 million of net cash used in financing activities for the three months ended March 31, 2022.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of March 31, 2023 and 2022 were $3.4 million and $1.8 million, respectively.

Long Term Debt

On December 21, 2021, the Company entered into a new three-year, $25.0 million asset-based revolving credit facility with Texas Capital Bank.  The Company’s obligations under the New Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”).  The New Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, TCB and the other grantors party thereto (the "Security Agreement").

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

As of March 31, 2023 and December 31, 2022, we had $0 million of borrowings outstanding under the New Credit Facility.  At each of March 31, 2023 and December 31, 2022, we had letters of credit in the amount of $0.8 million outstanding. No amounts were drawn against these letters of credit at March 31, 2023 and December 31, 2022. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at March 31, 2023 and December 31, 2022.

As of March 31, 2023, we had the ability to borrow an additional $24.2 million under the New Credit Facility.

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

Dividends

We did not pay any dividends in three months ended March 31, 2023 and 2022. We currently intend to retain any future earnings and do not expect to pay cash dividends on our common stock in the foreseeable future. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

Share Repurchase

During the three-month period which ended March 31, 2023 and 2022, respectively, we did not repurchase any shares of our common stock under our stock repurchase program that was publicly announced in August 2014. Under this program we were authorized to spend up to $20.0 million to repurchase shares of our outstanding common stock. As of March 31, 2023, we had authorization of $11.4 million remaining under this program.  From 1997 through December 31, 2015, we repurchased 6.8 million shares for an aggregate of $1.2 billion under this program and previously announced programs.  We have not made any repurchases under the program since 2015.  This authorization and program have since been terminated.  This program excluded the 2022 Preferred Stock repurchase described in “Repurchase of the Preferred Stock from Wipro, LLC”.

On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock.

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

Critical and Recent Accounting Policies

Critical accounting estimates are defined as those that, in our judgment, are most important to the portrayal of our Company’s financial condition and results of operations and which require complex or subjective judgments or estimates.  Actual results could differ materially from those estimates under different assumptions and conditions.  Refer to the 2022 10-K for a discussion of our critical accounting estimates.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2022 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended March 31, 2023 to the risk factors previously disclosed in the 2022 10-K.

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the quarter ended March 31, 2023.

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

HARTE HANKS, INC.

May 12, 2023	/s/ Brian Linscott
Date	Brian Linscott
Chief Executive Officer

May 12, 2023	/s/ Laurilee Kearnes
Date	Laurilee Kearnes
Vice President, and Chief Financial Officer