Form 10-Q
period 2023-06-30
HARTE HANKS INC
filed 2023-08-11
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the issuer’s common stock as of July 15, 2023 was7,210,875 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

For the Quarterly Period Ended June 30, 2023

Item 1.  Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30,	December 31,
In thousands, except per share and share amounts	2023	2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$13,364	$10,364
Accounts receivable (less allowance for doubtful accounts of $215 and $163, respectively)	36,095	39,700
Unbilled accounts receivable	8,235	7,893
Contract assets	259	309
Prepaid expenses	3,339	2,176
Prepaid income taxes and income tax receivable	1,468	4,262
Other current assets	1,190	1,607
Total current assets	63,950	66,311
Property, plant and equipment (less accumulated depreciation of $37,394 and $44,013, respectively)	9,734	10,523
Right-of-use assets	18,011	19,169
Other assets
Intangible assets, net	3,180	3,540
Goodwill	2,398	2,398
Deferred tax assets, net	15,944	16,306
Other long-term assets	1,443	1,737
Total other assets	22,965	23,981

Total assets	$114,660	$119,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,887	$22,465
Accrued payroll and related expenses	5,572	6,679
Deferred revenue and customer advances	6,701	4,590
Customer postage and program deposits	1,663	1,223
Other current liabilities	2,680	2,862
Current portion of lease liabilities	5,903	5,747
Total current liabilities	40,406	43,566

Pension liabilities - Qualified plans	17,962	18,674
Pension liabilities - Nonqualified plan	18,730	19,098
Long-term lease liabilities, net of current portion	14,631	16,575
Other long-term liabilities	2,381	3,263
Total liabilities	94,110	101,176

Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized;12,221,484 shares issued, 7,201,071 and 7,702,614 shares outstanding at June 30, 2023 and December 31, 2022, respectively	12,221	12,221
Additional paid-in capital	187,386	218,411
Retained earnings	846,279	846,490
Less treasury stock, 5,020,413 shares at cost at June 30, 2023 and 4,818,870 shares at cost at December 31, 2022	(980,156)	(1,010,012)
Accumulated other comprehensive loss	(45,180)	(48,302)
Total stockholders’ equity	20,550	18,808
Total liabilities and stockholders’ equity	$114,660	$119,984

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
In thousands, except per share amounts	2023	2022
Revenue	$47,762	$48,553
Operating expenses
Labor	26,666	25,109
Production and distribution	13,328	13,507
Advertising, selling, general and administrative	5,065	5,340
Depreciation and amortization expense	1,033	586
Total operating expenses	46,092	44,542
Operating income	1,670	4,011
Other expense (income), net
Interest expense, net	59	95
Other expense (income), net	791	(1,216)
Total other expense (income), net	850	(1,121)
Income before income taxes	820	5,132
Income tax expense	240	671
Net income	580	4,461
Less: Preferred Stock dividends	—	124
Less: Earnings attributable to participating securities	—	542
Net income attributable to common stockholders	$580	$3,795

Earnings per common share
Basic	$0.08	$0.54
Diluted	$0.08	$0.52

Weighted average shares used to compute income per share attributable to common shares
Basic	7,358	7,017
Diluted	7,505	7,388

Comprehensive income, net of tax:
Net income	$580	$4,461

Adjustment to pension liability, net	402	578
Foreign currency translation adjustment	100	(2,607)
Total other comprehensive income (loss), net of tax	$502	$(2,029)

Comprehensive income	$1,082	$2,432

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
In thousands, except per share amounts	2023	2022
Operating revenues	$94,882	$97,615
Operating expenses
Labor	51,131	51,027
Production and distribution	27,780	26,225
Advertising, selling, general and administrative	11,149	11,273
Depreciation expense	2,099	1,184
Total operating expenses	92,159	89,709
Operating income	2,723	7,906
Other income, net
Interest (income) expense, net	(151)	230
Other expense (income), net	3,377	(1,255)
Total other expense (income), net	3,226	(1,025)
(Loss) income before income taxes	(503)	8,931
Income tax (benefit) expense	(292)	1,125
Net (loss) income	(211)	7,806
Less: Preferred stock dividends	—	246
Less: Earnings attributable to participating securities	—	946
(Loss) income attributable to common stockholders	$(211)	$6,614

(Loss) income per common share
Basic	$(0.03)	$0.94
Diluted	$(0.03)	$0.91

Weighted-average shares used to compute income per share attributable to common shares
Basic	7,392	7,004
Diluted	7,392	7,338

Comprehensive income
Net (loss) income	$(211)	$7,806

Adjustment to pension liability	1,142	1,588
Foreign currency translation adjustment	1,980	(3,111)
Total other comprehensive income (loss), net of tax	$3,122	$(1,523)

Comprehensive income	$2,911	$6,283

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Equity
Balance at December 31, 2022	$-	$12,221	$218,411	$846,490	$(1,010,012)	$(48,302)	$18,808
Stock-based compensation	—	—	540	—	—	—	540
Vesting of RSUs	—	—	(21,538)	—	21,326	—	(212)
Net loss	—	—	—	(791)	—	—	(791)
Other comprehensive income	—	—	—	—	—	2,620	2,620
Balance at March 31, 2023	$-	$12,221	$197,413	$845,699	$(988,686)	$(45,682)	$20,965
Stock-based compensation	—	—	502	—	—	—	502
Vesting of RSUs	—	—	(10,529)	—	10,409	—	(120)
Repurchase of common stock	—	—	—	—	(1,879)	—	(1,879)
Net Income	—	—	—	580	—	—	580
Other comprehensive income	—	—	—	—	—	502	502
Balance at June 30, 2023	$-	$12,221	$187,386	$846,279	$(980,156)	$(45,180)	$20,550

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2021	$9,723	$12,121	$290,711	$811,094	$(1,085,313)	$(53,328)	$(24,715)
Stock-based compensation	—	—	427	—	—	—	427
Vesting of RSUs	—	—	(12,706)	—	12,572	—	(134)
Net income	—	—	—	3,345	—	—	3,345
Other comprehensive income	—	—	—	—	—	506	506
Balance at March 31, 2022	$9,723	$12,121	$278,432	$814,439	$(1,072,741)	$(52,822)	$(20,571)
Exercise of Stock Options	—	—	(6,266)	—	6,133	—	(133)
Stock-based compensation	—	—	561	—	—	—	561
Net Income	—	—	—	4,461	—	—	4,461
Other comprehensive loss	—	—	—	—	—	(2,029)	(2,029)
Balance at June 30, 2022	$9,723	$12,121	$272,727	$818,900	$(1,066,608)	$(54,851)	$(17,711)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
In thousands	2023		2022
Cash Flows from Operating Activities
Net (loss) income	$(211)		$7,806
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	2,099		1,184
Stock-based compensation	1,042		850
Net pension cost (payment)	180		(365)
Deferred income taxes	(326)		—
Changes in assets and liabilities:
Accounts receivable and contract assets	3,313		(581)
Prepaid expenses, income tax receivable and other current assets	2,710		526
Accounts payable and accrued expenses	(4,433)		1,510
Deferred revenue and customer advances	2,111		2,222
Customer postage and program deposits	440		(1,745)
Other accrued expenses and liabilities	(2,338)		(1,545)
Net cash provided by operating activities	4,587		9,862

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,256)		(3,616)
Proceeds from sale of property, plant and equipment	1		57
Net cash used in investing activities	(1,255)		(3,559)

Cash Flows from Financing Activities
Borrowings	—		5,000
Debt financing costs	(6)		(123)
Payment of finance leases	(95)		(101)
Repurchase of common stock	(1,879)		—
Treasury stock activities	(332)		(268)
Net cash (used in) provided by financing activities	(2,312)		4,508

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,980		(3,111)

Net increase in cash and cash equivalents and restricted cash	3,000		7,700
Cash and cash equivalents and restricted cash at beginning of period	11,364		15,133
Cash and cash equivalents and restricted cash at end of period	$14,364	(1)	$22,833

Supplemental disclosures
Cash paid for interest	$164		$186
Cash (received) paid for income taxes, net	$(4,668)		$478
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$2,009		$2,576

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$13,364		$10,570
Restricted cash	—		2,337
Cash held in Escrow account included in other current assets (see Note L)	1,000		9,926
Cash and cash equivalents and restricted cash at end of period	$14,364		$22,833

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

Accounting Principles

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”).

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

Interim Financial Information

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S.GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The prior period amounts in Labor, Production and Distribution, Advertising, Selling, General and Administrative expenses in the condensed consolidated Statements of Comprehensive Income, have been reclassified to conform to the current period's presentation. The most notable change is the reclassification of the $2.8 million of lease expense from Production and Distribution expense to Advertising, Selling, General and Administrative expense.

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

For arrangements requiring design and build of a database, revenue is not recognized until client acceptance occurs. Up-front fees billed during the setup phase for these arrangements are deferred until client acceptance occurs and direct build costs are capitalized. Pricing for these types of arrangements is typically based on a fixed price determined in the contract. Revenue from other database marketing solutions is recognized ratably over the contractual service period. Pricing for these services is typically based on a fixed price per month or per contract.

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

Consistent with GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different.  The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022 by our three business segments and the pattern of revenue recognition:

	Three Months Ended June 30, 2023
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$10,035	$886	$10,921
Customer Care	17,211	0	17,211
Fulfillment and Logistics Services	15,997	3,633	19,630
Total Revenues	$43,243	$4,519	$47,762

	Three Months Ended June 30, 2022
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$10,610	$2,840	$13,450
Customer Care	15,382	—	15,382
Fulfillment and Logistics Services	17,203	2,518	19,721
Total Revenues	$43,195	$5,358	$48,553

	Six Months Ended June 30, 2023
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$20,186	$1,974	$22,160
Customer Care	31,627	—	31,627
Fulfillment and Logistics Services	33,420	7,675	41,095
Total Revenues	$85,233	$9,649	$94,882

	Six Months Ended June 30, 2022
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$21,491	$4,883	$26,374
Customer Care	33,123	—	33,123
Fulfillment and Logistics Services	32,095	6,023	38,118
Total Revenues	$86,709	$10,906	$97,615

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

Most marketing services performance obligations are satisfied over time and often offered on a per project basis. We have concluded that the best approach to measure the progress toward completion of the project-based performance obligations is the input method, which is based on either the costs or labor hours incurred to date depending upon whether costs or labor hours more accurately depict the transfer of value to the customer.

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

These performance obligations, including services rendered to build a custom database, database hosting services, customer or target marketing lists and data processing services, may be satisfied over time or at a point in time. We provide software as a service (“SaaS”) solutions to host data for customers and have concluded that these solutions are stand-ready obligations to be recognized over time on a monthly basis. Our promise to provide certain data related services meets the over-time recognition criteria because our services do not create an asset with an alternative use, and we have an enforceable right to payment. For performance obligations recognized over time, we choose either the input (i.e., labor hour) or output method (i.e., number of customer records) to measure the progress toward completion depending on the nature of the services provided. Some of our other data-related services do not meet the over-time criteria and are therefore, recognized at a point-in-time, typically upon the delivery of a specific deliverable.

Our contracts may include outsourced print production work for our clients. These contracts may include a promise to purchase postage on behalf of our clients.  In such cases, we have determined we are an agent, rather than principal and therefore recognize net consideration as revenue.

We charge our customers for certain data-related services at a fixed transaction-based rate, e.g., per thousand customer records processed. Because the quantity of transactions is unknown at the onset of a contract, our transaction price is variable, and we use the expected value method to estimate the transaction price. The uncertainty associated with the variable consideration typically resolves within a short period of time since the duration of these contracts is generally less than two months.

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

The variable consideration in our contracts results primarily from the transaction-based fee structure of some performance obligations as the total transaction quantities to be provided are unknown at the onset of a contract, and are estimated using the expected value method.

Fulfillment & Logistics Services

Our services, delivered internally and with our partners, include printing, lettershop, advanced mail optimization (including commingling services), logistics and transportation optimization, monitoring and tracking, to support traditional and specialized mailings. Our print and fulfillment centers in Massachusetts and Kansas provide custom kitting services, print on demand, product recall support, trade marketing fulfillment, ecommerce product fulfillment, sampling programs, and freight optimization, thereby allowing our customers to efficiently and effectively distribute literature and other marketing materials.

Most performance obligations offered within this revenue stream are satisfied over time and utilize the input or output method, depending on the nature of the service, to measure progress toward satisfying the performance obligation. For performance obligations where we charge customers a transaction-based fee, we utilize the output method based on the quantities fulfilled. Services provided through our fulfillment centers are typically priced on a per transaction basis and our contracts allow us to invoice for services provided and reflect the value to the customer of the services provided to date. In most cases, we use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices. Prior to the closure of our direct mail production facilities, our direct mail business contracts may have included a promise to purchase postage on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize net consideration as revenue.

The variable consideration in our contracts results primarily from the transaction-based fee structure of some performance obligations as the total transaction quantities to be provided are unknown at the onset of a contract, and are estimated using the expected value method.

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts).  The balance of upfront non-refundable fees collected from customers was immaterial as of June 30, 2023 and December 31, 2022.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of June 30, 2023, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of June 30, 2023 and December 31, 2022:

In thousands	June 30, 2023	December 31, 2022
Contract assets	259	309
Deferred revenue and customer advances	6,701	4,590
Deferred revenue, included in other long-term liabilities	363	432

Revenue recognized during the six months ended June 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $3.5 million. Revenue recognized during the six months ended June 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $2.5 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to operating expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $0.5 million and $1.0 million as of June 30, 2023 and December 31, 2022, respectively.  For the periods presented, no impairment was recognized.

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

We subleased our Fullerton (CA), Jacksonville (FL) and Uxbridge (UK) facilities.  The lease and sublease for Fullerton (CA) facility expired in April 2023,  the lease and sublease for Uxbridge (UK) facility will expire in October 2023 and the lease and sublease for Jacksonville (FL) facility will expire at the end of July 2024.

As of June 30, 2023, assets recorded under finance and operating leases were approximately $0.5 million and $17.5 million, respectively, and accumulated amortization associated with finance leases was $1.0 million. As of December 31, 2022, assets recorded under finance and operating leases were approximately $0.6 million and $18.6 million, respectively, and accumulated amortization associated with finance leases was $1.0 million.  Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Since none of our leases has a readily determinable implicit interest rate, we use our incremental borrowing rate under our Texas Capital Bank Revolver Facility as the discount rate.  Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

There was no impairment of leases during the three and six months ended June 30, 2023 and 2022.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of June 30, 2023
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$17,491	$520	$18,011

Liabilities
Current portion of lease liabilities	5,810	93	5,903
Long-term lease liabilities	14,602	29	14,631
Total Lease Liabilities	$20,412	$122	$20,534

In thousands	As of December 31, 2022
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$18,574	$595	$19,169

Liabilities
Short-term lease liabilities	5,587	160	5,747
Long-term lease liabilities	16,523	52	16,575
Total Lease Liabilities	$22,110	$212	$22,322

For the three and six months ended June 30, 2023 and 2022, the components of lease expense were as follows:

In thousands	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Operating lease cost	$1,366	$1,419

Finance lease cost:
Amortization of right-of-use assets	40	41
Interest on lease liabilities	2	4
Total Finance lease cost	42	45
Variable lease cost	486	447
Sublease income	(213)	(160)
Total lease cost, net	$1,681	$1,751

In thousands	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating lease cost	$2,822	$3,000

Finance lease cost:
Amortization of right-of-use assets	80	87
Interest on lease liabilities	4	9
Total Finance lease cost	84	96
Variable lease cost	988	986
Sublease income	(499)	(411)
Total lease cost, net	$3,395	$3,671

Other information related to leases was as follows:

In thousands	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,453	$7,097
Operating cash flows from finance leases	4	8
Financing cash flows from finance leases	95	101

Weighted Average Remaining Lease term
Operating leases	5.6	6.2
Finance leases	1.2	1.8

Weighted Average Discount Rate
Operating leases	3.63%	3.40%
Finance leases	6.21%	5.53%

The maturities of the Company’s finance and operating lease liabilities as of June 30, 2023 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2023	$3,228	$68
2024	5,297	50
2025	2,885	8
2026	2,374	1
2027	2,291	—
2027 and beyond	6,229	—
Total future minimum lease payments	22,304	127
Less: imputed interest	1,892	5
Total lease liabilities	$20,412	$122

(1) Non-cancelable sublease proceeds for the remainder of the fiscal year ending December 31, 2023 and the fiscal year ending December 31, 2024 of $0.3 million and $0.4 million, respectively, are not included in the table above.

Note E - Convertible Preferred Stock and Share Repurchase Program

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

On June 30, 2022, the Company entered into a share repurchase agreement (the “Repurchase Agreement”) with Wipro, pursuant to which the Company agreed to repurchase all 9,926 shares of the Company’s Series A Preferred Stock then outstanding in exchange for (i) a cash payment equal to their liquidation value, or total cash payment of $9,926,000 and (ii) 100,000 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”). The cash portion of the repurchase price was paid into escrow at the signing of the Repurchase Agreement on June 30, 2022 and held in escrow until the closing of the repurchase on December 2, 2022.

On March 20, 2023, the Company cancelled all shares of Series A Preferred Stock pursuant to the Certificate of Elimination filed with the Secretary of State of Delaware.

Share Repurchase Program

On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock.  In the three months ended  June 30, 2023,  we repurchased 0.3 million shares of common stock for $1.9 million.

Note F — Long-Term Debt

Credit Facility

As of June 30, 2023 and December 31, 2022, we had no outstanding borrowings under the New Credit Facility (as defined below).

As of June 30, 2023 and December 31, 2022, we had letters of credit outstanding in the amount of $0.8 million.  No amounts were drawn against these letters of credit at June 30, 2023.  These letters of credit exist to support insurance programs relating to worker’s compensation, automobile, and general liability.

As of  June 30, 2023, we had the ability to borrow $24.2 million under the New Credit Facility.

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

The New Credit Facility is subject to certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by U.S. GAAP).  The Company was in compliance with all of the requirements as of June 30, 2023.

The loans under the New Credit Facility accrue interest at a variable rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The interest rate was 6.81% as of June 30, 2023. The outstanding amounts advanced under the New Credit Facility are due and payable in full on December 21, 2024.  Unused commitment balances accrued fees at a rate of 0.25%.

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

Cash payments for interest were $29 thousand and $97 thousand for the three months ended June 30, 2023 and 2022, respectively.  Cash payments for interest were $167 thousand and $196 thousand for the six months ended June 30, 2023 and 2022, respectively.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income. We recognized $0.5 million and $0.6 million of stock-based compensation expense during the three months ended June 30, 2023 and 2022, respectively.  We recognized $1.0 million and $0.8 million of stock-based compensation expense during the six months ended June 30, 2023 and 2022, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Interest cost	$1,772	$1,260	$3,544	$2,520
Expected return on plan assets	(1,554)	(1,468)	(3,108)	(2,936)
Recognized actuarial loss	630	719	1,260	1,438
Net periodic benefit cost	$848	$511	$1,696	$1,022

Based on current estimates, we will be required to make a $1.6 million contribution to the combined qualified Pension Plan in 2023.  We made $0.6 million of such $1.6 million aggregate contribution in the six months ended June 30, 2023.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2023 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.9 million in the six months ended June 30, 2023 and 2022.

Note I - Income Taxes

The income tax provision was $0.2 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively.  The provision for income taxes resulted in an effective income tax rate of 29.3% for the three months ended June 30, 2023 and 13.1% for the three months ended June 30, 2022.

The income tax benefit was $0.3 million and income tax provision was $1.1 million for the six months ended June 30, 2023 and 2022, respectively.  The provision for income taxes resulted in an effective income tax rate of 58.1% for the six months ended June 30, 2023 and 12.6% for the six months ended June 30, 2022.

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.  As of December 31, 2020, the Company filed federal net operating loss carryback claims resulting in an income tax refund for $6.4 million and $3.2 million for tax years 2019 and 2018, respectively.  As of June 30, 2023, the Company has received the tax refunds from the carryback of the losses.

We or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2017. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2017.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income. We did not have a significant amount of interest or penalties accrued at June 30, 2023 or December 31, 2022.

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

In December 2022, we repurchased all 9,926 shares of the Company’s Series A Preferred Stock then outstanding.

In periods in which the Company has a net loss, basic loss per share is calculated using the treasury stock method. The treasury stock method is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the calculation would be anti-dilutive.

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended June 30,
In thousands, except per share amounts	2023	2022
Numerator:
Net income	$580	$4,461
Less: Preferred stock dividends	—	124
Less: Earnings attributable to participating securities	—	542
Numerator for basic EPS: income attributable to common stockholders	580	$3,795

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	—	542
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	—	(518)
Numerator for diluted EPS	580	3,819

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,358	7,017
Diluted EPS denominator	7,505	7,388

Basic income per Common Share	$0.08	$0.54
Diluted income per Common Share	$0.08	$0.52

For the three months ended June 30, 2023 and 2022, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 7,428 and 13,063 shares of anti-dilutive market price options; 45,338 and 0 of anti-dilutive unvested restricted shares; and 0 and 1,001,614 shares of anti-dilutive Series A Preferred Stock (as if converted).

	Six Months Ended June 30,
In thousands, except per share amounts	2023	2022
Numerator:
Net (loss) income	$(211)	$7,806
Less: Preferred stock dividend	—	246
Less: Earnings attributable to common stockholders	—	946
Numerator for basic EPS: (loss) income attributable to common stockholders	(211)	6,614

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	—	946
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	—	(908)
Numerator for diluted EPS	$(211)	$6,652

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,392	7,004
Diluted EPS denominator	7,392	7,338

Basic (loss) income per Common Share	$(0.03)	$0.94
Diluted (loss) income per Common Share	$(0.03)	$0.91

For the six months ended June 30, 2023 and 2022, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 8,668 and 15,074 shares of anti-dilutive market price options; 45,906 and 76,925 of anti-dilutive unvested restricted shares; and 0 and 1,001,614 shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive Income

Comprehensive Income for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive income by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2022	$(44,120)	$(4,182)	$(48,302)
Other comprehensive income, net of tax, before reclassifications	—	1,980	1,980
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	1,142	—	1,142
Net current period other comprehensive income, net of tax	1,142	1,980	3,122
Balance at June 30, 2023	$(42,978)	$(2,202)	$(45,180)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2021	$(54,394)	$1,066	$(53,328)
Other comprehensive loss, net of tax, before reclassifications	—	(3,111)	(3,111)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	1,588	—	1,588
Net current period other comprehensive income (loss), net of tax	1,588	(3,111)	(1,523)
Balance at June 30, 2022	$(52,806)	$(2,045)	$(54,851)

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

Pursuant to the Asset Purchase Agreement, $5.75 million of the Purchase Price was paid in cash at closing, $1.0 million in cash was placed in escrow to satisfy indemnification obligations, if any, and separately, to satisfy earn-outs related to future revenue performance. In addition, $0.75 million of the Purchase Price was paid at closing in shares of Common Stock issued in a private placement. The share amount was based on the volume weighted closing price over the fifteen trading days ending on November 28, 2022. The $1.0 million of cash in the escrow account is included in other current assets in our balance sheet as of  June 30, 2023 and  December 31, 2022.

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

In thousands	Amount
Accounts receivable	$1,445
Prepaid expenses	148
Property, plant and equipment	177
Total assets acquired	1,770
Less: Current liabilities assumed	(761)
Net assets acquired	$1,009

We recognized $3.6 million of intangible assets and $2.4 million of goodwill associated with this acquisition.   The amount of goodwill recorded reflects expected earning potential and synergies with our Customer Care segment. We are amortizing the intangible assets on a straight-line basis over its useful life of five years. The amortization expense for the three and six months ended  June 30, 2023 were $180 thousand and $360 thousand, respectively.  A summary of the Company’s intangible asset as of  June 30, 2023  is as follows:

	Weighted
	Average	Gross	Accumulated	Net Carrying
In thousands	Amortization Period	Carrying Amount	Amortizations	Amount
Customer Relationships	5 years	3,600	420	3,180

Estimated future amortization expense related to intangible assets as of  June 30, 2023 is as follows:

In thousands
Year Ending December 31,	Amount
Remainder of 2023	$360
2024	720
2025	720
2026	720
2027	660
Total	$3,180

The Company's result of operations for the three and six months ended  June 30, 2023 includes revenue of $2.3 million and $5.1 million, respectively, and net earnings of $0.1 million and 0.6 million, respectively, from the InsideOut operation.

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

The following table presents financial information by segment:

Three Months ended June 30, 2023	Marketing Services	Customer Care	Fulfillment and Logistics Services	Unallocated Corporate	Total
			(In thousands)
Revenues	$10,921	$17,211	$19,630	$—	$47,762
Segment Operating Expense	$8,835	$13,541	$16,931	$5,752	$45,059
Contribution margin (loss)	$2,086	$3,670	$2,699	$(5,752)	$2,703
Shared Services	$766	$720	$765	$(2,251)	$—
EBITDA	$1,320	$2,950	$1,934	$(3,501)	$2,703
Depreciation and amortization	$47	$371	$241	$374	$1,033
Operating income (loss)	$1,273	$2,579	$1,693	$(3,875)	$1,670

Three Months ended June 30, 2022	Marketing Services	Customer Care	Fulfillment and Logistics Services	Unallocated Corporate	Total
			(In thousands)
Revenues	$13,450	$15,382	$19,721	$—	$48,553
Segment Operating Expense	$10,584	$12,212	$15,770	$5,390	$43,956
Contribution margin (loss)	$2,866	$3,170	$3,951	$(5,390)	$4,597
Shared Services	$1,052	$677	$779	$(2,508)	$—
EBITDA	$1,814	$2,493	$3,172	$(2,882)	$4,597
Depreciation and amortization	$89	$201	$202	$94	$586
Operating income (loss)	$1,725	$2,292	$2,970	$(2,976)	$4,011

Six Months ended June 30, 2023	Marketing Services	Customer Care	Fulfillment and Logistics Services	Unallocated Corporate	Total
			(In thousands)
Revenues	$22,160	$31,627	$41,095	$—	$94,882
Segment Operating Expense	$18,094	$25,195	$35,440	$11,331	$90,060
Contribution margin	$4,066	$6,432	$5,655	$(11,331)	$4,822
Shared Services	$1,555	$1,434	$1,523	$(4,512)	$—
EBITDA	$2,511	$4,998	$4,132	$(6,819)	$4,822
Depreciation and amortization	$96	$771	$487	$745	$2,099
Operating income (loss)	$2,415	$4,227	$3,645	$(7,564)	$2,723

Six Months ended June 30, 2022	Marketing Services	Customer Care	Fulfillment and Logistics Services (1)	Unallocated Corporate	Total
			(In thousands)
Revenues	$26,374	$33,123	$38,118	$—	$97,615
Segment Operating Expense	$20,934	$25,773	$30,929	$10,889	$88,525
Contribution margin	$5,440	$7,350	$7,189	$(10,889)	$9,090
Shared Services	$2,165	$1,395	$1,630	$(5,190)	$—
EBITDA	$3,275	$5,955	$5,559	$(5,699)	$9,090
Depreciation and amortization	$191	$403	$404	$186	$1,184
Operating income (loss)	$3,084	$5,552	$5,155	$(5,885)	$7,906

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. A discussion of some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”), Part II, and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview

The following MD&A is intended to enable the reader to understand the results of operations and financial condition of Harte Hanks, including any material changes in the Company’s financial condition and results of operations since December 31, 2022, and as compared with the three and six months ended June 30, 2022. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2022 10-K. Our 2022 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.

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

Recent Developments

Chief Executive Officer Transition

Effective as of June 19, 2023, our Board of Directors appointed media-industry veteran Kirk Davis to serve as our Chief Executive Officer and nominated Mr. Davis to the Board of Directors, to serve until our 2024 annual meeting of stockholders and until his successor is elected or qualified, or until his earlier death, resignation or removal.  Mr. Davis has decades of media and marketing expertise, most recently served as CEO of legacy publishing company Metro Corp. and previously served as CEO of GateHouse Media, which was the second-largest regional publishing company in the United States before merging with Gannett in 2019.

Changes in Segment Reporting

To improve our strategic posture in terms of go-to-market approach and cost structure, we have begun the process of combining our Marketing Services and Customer Care segment into a single segment called Customer Experience.  We expect the revised segment structure to be complete by the end of 2023.

Share Repurchase Program

On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock.  In the three months ended June 30, 2023,  we repurchased 0.3 million shares of common stock for $1.9 million.

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

The acquisition of InsideOut further expands our customer experience capabilities within our Marketing Services and Customer Care segments and strengthens our ability to drive profitable revenue growth within our current sales enablement offerings, including: (i) demand generation which creates qualified marketing leads for our clients, and (ii) inside sales offerings to further promote a client’s internal growth objectives. In addition, the owner and CEO of InsideOut entered into a two-year consulting agreement with us, which will ensure consistency in our delivery of these sales enablement offerings, post-closing.

Results of Operations

Operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except percentages	2023	2022	% Change	2023	2022	% Change
Revenues	$47,762	$48,553	(1.6)%	$94,882	$97,615	(2.8)%
Operating expenses	46,092	44,542	3.5%	92,159	89,709	2.7%
Operating income	$1,670	$4,011	(58.4)%	$2,723	$7,906	(65.6)%

Operating margin	3.5%	8.3%		2.9%	8.1%

Income (loss) before income taxes	$820	$5,132	(84.0)%	$(503)	$8,931	(105.6)%

Diluted earnings (loss) per common share from operations	$0.08	$0.52	(84.6)%	$(0.03)	$0.91	(103.3)%

Consolidated Results

Revenues

Three months ended June 30, 2023 vs. Three months ended June 30, 2022

Revenues decreased $0.8 million, or 1.6%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022.  Revenue in our Customer Care segment increased $1.8 million, or 11.9%, to $17.2 million, and revenue in our Marketing Services segment decreased $2.5 million, or 18.8%, to $10.9 million.  Revenue in our Fulfillment & Logistics Services segment decreased slightly by $0.1 million.

Six months ended June 30, 2023 vs. Six months ended June 30, 2022

Revenues decreased $2.7 million, or 2.8%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Revenue in our Fulfillment & Logistics Services segment increased $3.0 million, or 7.8%, to $41.1 million, which partially offset the below decrease.  Revenue in our Marketing Services segment decreased $4.2 million, or 16.0%, to $22.2 million, and revenue in our Customer Care segment decreased $1.5 million, or 4.5%, to $31.6 million.

Operating Expenses

Three months ended June 30, 2023 vs. Three months ended June 30, 2022

Operating expenses were $46.1 million in the three months ended June 30, 2023, a slight increase of $1.6 million, or 3.5%, compared to $44.5 million in the three months ended June 30, 2022.

Labor expense increased $1.6 million, or 6.2%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022 primarily due to increased severance expense paid to the prior CEO and as a result of a reduction in force in our Marketing Services segment.  Production and distribution expenses decreased $0.2 million, or 1.3%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to lower brokered costs associated with lower brokered revenue as compared to the prior year quarter.  Advertising, Selling, General and Administrative expenses decreased $0.3 million, or 5.2%, in the three months ended June 30, 2023, compared to three months ended June 30, 2022 primarily due to lower professional fees.

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

Six months ended June 30, 2023 vs. Six months ended June 30, 2022

Operating expenses were $92.2 million in the six months ended June 30, 2023, an increase of $2.5 million, or 2.7%, compared to $89.7 million in the six months ended June 30, 2022.

Production and distribution expenses increased $1.6 million, or 5.9%, in the six months ended June 30, 2023,, compared to the six months ended June 30, 2022, primarily due to the change in revenue mix resulting in higher transportation costs in our Fulfillment & Logistics Services segment, which was partially offset by lower brokered costs due to lower brokered revenue as compared to the prior year quarter.  Advertising, Selling, General and Administrative expenses decreased $0.1 million, or 1.1%, in the six months ended June 30, 2023, compared to six months ended June 30, 2022 primarily due to lower professional fees.  Labor expense increased $0.1 million, or 0.2%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022 primarily due to higher severance expense.

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

Interest (Income) expense, net

Three months ended June 30, 2023 vs. Three months ended June 30, 2022

Interest expense, net, in the three months ended June 30, 2023 was $59k as compared to interest expense, net of $95k for the three months ended June 30, 2022. The $36k decrease in interest expense is primarily due to the lower debt level.

Six months ended June 30, 2023 vs. Six months ended June 30, 2022

Interest income, net, in the six months ended June 30, 2023 was $151k as compared to interest expense, net of $230k for the six months ended June 30, 2022. The $381k increase in interest income is primarily due to the interest income we received from the IRS related to our tax refund claims during the first quarter of 2023.

Other expense (income), net

Three months ended June 30, 2023 vs. Three months ended June 30, 2022

Other expense, net, for the three months ended June 30, 2023 was $0.8 million of expense compared to $1.2 of other income, net, in the prior year quarter .  The increase in other expense, net was mainly associated with changes in foreign currency gain and loss.

Six months ended June 30, 2023 vs. Six months ended June 30, 2022

Other expense, net, for the six months ended June 30, 2023 was $3.4 million of expense compared to $1.3 million of other income, net, in the prior year quarter .  The increase in other expense, net was mainly associated with changes in foreign currency gain and loss.

Income Taxes

Three months ended June 30, 2023vs. Three months ended June 30, 2022

The income tax provision of $0.2 million in the second quarter of 2023 represents a decrease in income tax provision of $0.4 million when compared to the second quarter of 2022.  Our effective tax rate was 29.3% for the second quarter of 2023, an increase of 16.2% from the second quarter of 2022. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Six months ended June 30, 2023 vs. Six months ended June 30, 2022

The income tax benefit of $0.3 million in the six months ended June 30, 2023 represents a decrease in income tax provision of $1.4 million when compared to the six months ended June 30, 2022.  Our effective tax rate was 58.1% for the six months ended June 30, 2023, an increase of 45.5% from the six months ended June 30, 2022. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the three months ended June 30, 2023 and 2022. There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”).  For additional information, see Note N, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.

Marketing Services:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2023	% Change	2022	2023	% Change	2022
Revenues	$10,921	-18.8%	$13,450	$22,160	-16.0%	$26,374
EBITDA	1,320	-27.2%	1,814	2,511	-23.3%	3,275
Operating Income	1,273	-26.2%	1,725	2,415	-21.7%	3,084
Operating Income % of Revenue	11.7%		12.8%	10.9%		11.7%

Three months ended June 30, 2023vs. Three months ended June 30, 2022

Marketing Services segment revenue decreased $2.5 million, or 18.8%, due to a decrease in direct mail service volume from existing customers.  Operating income for the three months ended June 30, 2023 decreased $0.5 million from the prior year quarter due to the reduced revenue.

Six months ended June 30, 2023 vs. Six months ended June 30, 2022

Marketing Services segment revenue decreased $4.2 million, or 16.0%, due to a decrease in direct mail service volume from existing customers.  Operating income for the six months ended June 30, 2023 decreased $0.7 million from the prior year quarter due to the lower revenue.

Customer Care:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2023	% Change	2022	2023	% Change	2022
Revenues	$17,211	11.9%	$15,382	$31,627	-4.5%	$33,123
EBITDA	2,950	18.3%	2,493	4,998	-16.1%	5,955
Operating Income	2,579	12.5%	2,292	4,227	-23.9%	5,552
Operating Income % of Revenue	15.0%		14.9%	13.4%		16.8%

Three months ended June 30, 2023vs. Three months ended June 30, 2022

Customer Care segment revenue increased $1.8 million, or 11.9%, primarily due to increased project work and revenue associated with InsideOut, which was acquired in December 2022.  Operating Income was $2.6 million for the three months ended June 30, 2023, compared to operating income of $2.3 million for the three months ended June 30, 2022. The $0.3 million increase was driven by the higher revenue.

Six months ended June 30, 2023 vs. Six months ended June 30, 2022

Customer Care segment revenue decreased $1.5 million, or 4.5%, primarily due to the decrease in both non-recurring pandemic-related projects and a large non-recurring recall project in 2022 which was partially offset by $5.1 million revenue from InsideOut.  Operating Income was $4.2 million for the six months ended June 30, 2023, compared to operating income of $5.5 million for the six months ended June 30, 2022. The $1.3 million decrease was due to lower revenue which was partially offset by cost reduction efforts.

Fulfillment & Logistics Services:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2023	% Change	2022	2023	% Change	2022
Revenues	$19,630	-0.5%	$19,721	$41,095	7.8%	$38,118
EBITDA	1,934	-39.0%	3,172	4,132	-25.7%	5,559
Operating Income	1,693	-43.0%	2,970	3,645	-29.3%	5,155
Operating Income % of Revenue	8.6%		15.1%	8.9%		13.5%

Three months ended June 30, 2023vs. Three months ended June 30, 2022

Fulfillment & Logistics Services segment revenue decreased by $0.1 million. Operating income was $1.7 million for the three months ended June 30, 2023 compared to $3.0 million for the three months ended June 30, 2022. The $1.3 million decrease in operating income was primarily due to the change in revenue mix and higher transportation costs associated with higher logistics revenue.

Six months ended June 30, 2023 vs. Six months ended June 30, 2022

Fulfillment & Logistics Services segment revenue increased $3.0 million, or 7.8%, primarily driven by the increase in work from existing customers. Operating income was $3.6 million for the six months ended June 30, 2023 compared to $5.2 million for the six months ended June 30, 2022. The $1.5 million decrease in operating income was primarily due to the change in revenue mix and higher transportation costs associated with higher logistics revenue.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $13.4 million and $10.4 million at June 30, 2023 and December 31, 2022, respectively.   As of June 30, 2023, we had the ability to borrow an additional $24.2 million under our New Credit Facility.  The cash deposited in an escrow account to satisfy our contingent payment obligations in connection with the acquisition of InsideOut is not included in our cash and cash equivalent or restricted cash balances as of June 30, 2023.

During 2020, we received an aggregate of $9.6 million in tax refunds related to our net operating loss ("NOL") and capital loss carryback for the 2013-2018 tax years. We received $2.5 million in tax refunds in 2022 and received an additional tax refund of $5.3 million in March 2023, as a result of the change to the tax NOL carryback provisions included in the CARES Act.  Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings available under our New Credit Facility. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures. We expect to incur approximately $3 million to $4 million of capital expenditures in 2023 mainly to fund our new ERP system and Kansas City facility expansion.

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

Operating Activities

Net cash provided by the operating activities for the six months ended June 30, 2023 was $4.6 million, compared to net cash provided by operating activities of $9.9 million for the six months ended June 30, 2022. The $5.3 million year-over-year decrease in cash provided by operating activities was primarily driven by lower net income of $8.0 million and the $5.9 million decrease in accounts payable and accrued expenses, which was partially offset by a $3.9 million decrease in accounts receivable and contract assets, a $1.2 million decrease in prepaid and other current assets, as well as a $2.1 million increase in customer postage and program deposits in the six months ended June 30, 2023 as compared to the same period in 2022.

Investing Activities

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2023, compared to $3.6 million for the six months ended June 30, 2022.  The $2.3 million year-over-year decrease in cash used in investing activities was primarily due to the $2.4 million less cash used to purchase property, plant and equipment (mainly for our new ERP system) in the six months ended June 30, 2023 as compared to 2022.

Financing Activities

Net cash used in financing activities was $2.3 million for the six months ended June 30, 2023, as compared to $4.5 million of net cash provided by financing activities for the six months ended June 30, 2022.  The decrease was primarily related to the additional borrowing of $5.0 million under our New Credit Facility in the six months ended June 30, 2022 and the $1.9 million used to repurchase our common stock in the six months ended June 30, 2023.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of June 30, 2023 and 2022 were $4.5 million and $1.7 million, respectively.

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

As of June 30, 2023 and December 31, 2022, we had $0 million of borrowings outstanding under the New Credit Facility.  At each of June 30, 2023 and December 31, 2022, we had letters of credit in the amount of $0.8 million outstanding. No amounts were drawn against these letters of credit at June 30, 2023 and December 31, 2022. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at June 30, 2023 and December 31, 2022.

As of June 30, 2023, we had the ability to borrow an additional $24.2 million under the New Credit Facility.

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

Dividends

We did not pay any dividends in three months ended June 30, 2023 and 2022. We currently intend to retain any future earnings and do not expect to pay cash dividends on our common stock in the foreseeable future. Any future dividend declaration can be made only upon, and subject to, approval of our Board, based on its business judgment.

Share Repurchase

On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock.  In the three months ended June 30, 2023,  we repurchased 0.3 million shares of common stock for $1.9 million.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is set forth in Note M, Litigation and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2022 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended June 30, 2023 to the risk factors previously disclosed in the 2022 10-K.

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the quarter ended June 30, 2023.

The following table provides information with respect to purchases by the Company of shares of our Common Stock during the quarter ended  June 30, 2023:

Period	Total Number of Shares (or units) Purchased	Average Price per Share (or unit)	Total number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate dollar value of shares that may yet be purchased under the program (1) (in thousands)
April 1, 2023 to April 30, 2023	-	$—	-	$6,500
May 1, 2023 to May 31, 2023	231,922	$5.86	231,922	5,141
June 1, 2023 to June 30, 2023	82,636	$6.29	82,636	4,621
	314,558		314,558	$4,621

(1) In May 2023,  the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
*10.1	Employment Agreement between the Company and Kirk Davis, effective as of June 19, 2023 (filed as Exhibit 10.1 to the Company's Form 8-K dated June 20, 2023)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document

*104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

HARTE HANKS, INC.

August 11, 2023	/s/ Kirk Davis
Date	Kirk Davis
Chief Executive Officer

August 11, 2023	/s/ Laurilee Kearnes
Date	Laurilee Kearnes
Vice President, and Chief Financial Officer