Form 10-Q
period 2023-09-30
HARTE HANKS INC
filed 2023-11-13
CIK 45919

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the issuer’s common stock as of October 15, 2023 was 7,216,314 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT

For the Quarterly Period Ended September 30, 2023

Item 1.  Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30,	December 31,
In thousands, except shares and per share amounts	2023	2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$13,288	$10,364
Accounts receivable (less allowance for doubtful accounts of $170 and $163, respectively)	33,303	39,700
Unbilled accounts receivable	10,350	7,893
Contract assets	433	309
Prepaid expenses	2,722	2,176
Prepaid income taxes and income tax receivable	1,221	4,262
Other current assets	878	1,607
Total current assets	62,195	66,311
Property, plant and equipment (less accumulated depreciation of $37,847 and $44,013, respectively)	9,279	10,523
Right-of-use assets	16,773	19,169
Other assets
Intangible assets, net	3,000	3,540
Goodwill	2,426	2,398
Deferred tax assets, net	15,816	16,306
Other long-term assets	1,323	1,737
Total other assets	22,565	23,981

Total assets	$110,812	$119,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,547	$22,465
Accrued payroll and related expenses	4,944	6,679
Deferred revenue and customer advances	5,681	4,590
Customer postage and program deposits	1,445	1,223
Other current liabilities	2,652	2,862
Current portion of lease liabilities	5,446	5,747
Total current liabilities	38,715	43,566

Pension liabilities - Qualified plans	17,388	18,674
Pension liabilities - Nonqualified plan	18,510	19,098
Long-term lease liabilities, net of current portion	13,553	16,575
Other long-term liabilities	2,142	3,263
Total liabilities	90,308	101,176

Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized;12,221,484 shares issued, 7,216,314 and 7,402,614 shares outstanding at September 30, 2023 and December 31, 2022, respectively	12,221	12,221
Additional paid-in capital	160,213	218,411
Retained earnings	846,897	846,490
Less treasury stock, 5,005,170 shares at cost at September 30, 2023 and 4,818,870 shares at cost at December 31, 2022	(953,591)	(1,010,012)
Accumulated other comprehensive loss	(45,236)	(48,302)
Total stockholders’ equity	20,504	18,808
Total liabilities and stockholders’ equity	$110,812	$119,984

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2023	2022	2023	2022
Revenue	$47,119	$53,886	$142,001	$151,500
Operating expenses
Labor	22,953	27,389	74,084	78,415
Production and distribution	15,378	16,175	43,158	42,400
Advertising, selling, general and administrative	4,922	5,970	16,071	17,243
Depreciation and amortization expense	952	579	3,051	1,764
Total operating expenses	44,205	50,113	136,364	139,822
Operating income	2,914	3,773	5,637	11,678

Other expense (income), net
Interest expense, net	1	84	(150)	313
Other expense (income), net	383	(4,696)	3,760	(5,951)
Total other expense (income), net	384	(4,612)	3,610	(5,638)
Income before income taxes	2,530	8,385	2,027	17,316
Income tax expense	1,912	1,219	1,620	2,344
Net income	618	7,166	407	14,972
Less: Preferred Stock dividends	—	125	—	371
Less: Earnings attributable to participating securities	—	868	—	1,817
Net income attributable to common stockholders	$618	$6,173	$407	$12,784

Earnings per common share
Basic	$0.09	$0.87	$0.06	$1.81
Diluted	$0.08	$0.83	$0.05	$1.73

Weighted average shares used to compute income per share attributable to common shares
Basic	7,239	7,125	7,340	7,045
Diluted	7,314	7,524	7,509	7,418

Comprehensive income, net of tax:
Net income	$618	$7,166	$407	$14,972

Adjustment to pension liability, net	503	719	1,421	2,307
Foreign currency translation adjustment	(559)	(3,007)	1,645	(6,118)
Total other comprehensive (loss) income, net of tax	$(56)	$(2,288)	$3,066	$(3,811)

Comprehensive income	$562	$4,878	$3,473	$11,161

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Three Months ended September 30, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Equity
Balance at June 30, 2023	$-	$12,221	$187,386	$846,279	$(980,156)	$(45,180)	$20,550
Stock-based compensation	—	—	160	—	—	—	160
Vesting of RSUs	—	—	(27,333)	—	27,055	—	(278)
Repurchase of common stock	—	—	—	—	(490)	—	(490)
Net Income	—	—	—	618	—	—	618
Other comprehensive loss	—	—	—	—	—	(56)	(56)
Balance at September 30, 2023	$-	$12,221	$160,213	$846,897	$(953,591)	$(45,236)	$20,504

	Nine Months ended September 30, 2023
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Equity
Balance at December 31, 2022	$-	$12,221	$218,411	$846,490	$(1,010,012)	$(48,302)	$18,808
Stock-based compensation	—	—	1,203	—	—	—	1,203
Vesting of RSUs	—	—	(59,401)	—	58,791	—	(610)
Repurchase of common stock	—	—	—	—	(2,370)	—	(2,370)
Net income	—	—	—	407	—	—	407
Other comprehensive income	—	—	—	—	—	3,066	3,066
Balance at September 30, 2023	$-	$12,221	$160,213	$846,897	$(953,591)	$(45,236)	$20,504

	Three Months ended September 30, 2022
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at June 30, 2022	$9,723	$12,121	$272,727	$818,900	$(1,066,608)	$(54,851)	$(17,711)
Stock-based compensation	—	—	927	—	—	—	927
Vesting of RSUs	—	—	(53,343)	—	52,460	—	(883)
Net income	—	—	—	7,166	—	—	7,166
Other comprehensive income	—	—	—	—	—	(2,288)	(2,288)
Balance at September 30, 2022	$9,723	$12,121	$220,311	$826,066	$(1,014,148)	$(57,139)	$(12,789)

	Nine Months ended September 30, 2022
						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
In thousands	Stock	Stock	Capital	Earnings	Stock	Loss	Deficit
Balance at December 31, 2021	$9,723	$12,121	$290,711	$811,094	$(1,085,313)	$(53,328)	$(24,715)
Stock-based compensation	—	—	1,915	—	—	—	1,915
Vesting of RSUs	—	—	(72,315)	—	71,165	—	(1,150)
Net income	—	—	—	14,972	—	—	14,972
Other comprehensive income	—	—	—	—	—	(3,811)	(3,811)
Balance at September 30, 2022	$9,723	$12,121	$220,311	$826,066	$(1,014,148)	$(57,139)	$(12,789)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
In thousands	2023		2022
Cash Flows from Operating Activities
Net Income	$407		$14,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,051		1,764
Stock-based compensation	1,203		1,776
Net pension cost (payment)	16		(775)
Deferred income taxes	(453)		—
Changes in assets and liabilities:
Accounts receivable and contract assets	3,816		(2,916)
Prepaid expenses, income tax receivable and other current assets	4,106		2,496
Accounts payable and accrued expenses	(3,785)		4,778
Deferred revenue and customer advances	1,091		3,101
Customer postage and program deposits	222		(1,912)
Other accrued expenses and liabilities	(3,564)		(1,032)
Net cash provided by operating activities	6,110		22,252

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,480)		(5,743)
Proceeds from sale of property, plant and equipment	3		57
Net cash used in investing activities	(1,477)		(5,686)

Cash Flows from Financing Activities
Repayment of borrowings	—		(5,000)
Debt financing costs	(6)		(123)
Payment of finance leases	(144)		(148)
Repurchase of common stock	(2,370)		—
Treasury stock activities	(610)		(1,150)
Net cash used in financing activities	(3,130)		(6,421)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,421		(6,118)

Net increase in cash and cash equivalents and restricted cash	2,924		4,027
Cash and cash equivalents and restricted cash at beginning of period	11,364		15,133
Cash and cash equivalents and restricted cash at end of period	$14,288	(1)	$19,160

Supplemental disclosures
Cash paid for interest	$198		$137
Cash (received) paid for income taxes, net	$(3,369)		$828
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$1,935		$2,385

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$13,288		$6,907
Restricted cash	—		2,327
Cash held in Escrow account included in other assets (see Note L)	1,000		9,926
Cash and cash equivalents and restricted cash at end of period	$14,288		$19,160

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

Interim Financial Information

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S.GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The prior period amounts in Labor, Production and Distribution, Advertising, Selling, General and Administrative expenses in the condensed consolidated Statements of Comprehensive Income, have been reclassified to conform to the current period's presentation. The most notable change is the reclassification of the $3.8 million of lease expense from Production and Distribution expense to Advertising, Selling, General and Administrative expense.

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

Disaggregation of Revenue

We disaggregate revenue by three key revenue streams which are aligned with our business segments.  The nature of the services offered by each key revenue stream is different.  The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022 by our three business segments and the pattern of revenue recognition:

	Three Months Ended September 30, 2023
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$9,272	$1,319	$10,591
Customer Care	13,998	—	13,998
Fulfillment and Logistics Services	18,625	3,905	22,530
Total Revenues	$41,895	$5,224	$47,119

	Three Months Ended September 30, 2022
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$10,984	$2,032	$13,016
Customer Care	17,375	—	17,375
Fulfillment and Logistics Services	21,398	2,097	23,495
Total Revenues	$49,757	$4,129	$53,886

	Nine Months Ended September 30, 2023
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$29,321	$3,430	$32,751
Customer Care	45,625	—	45,625
Fulfillment and Logistics Services	52,044	11,581	63,625
Total Revenues	$126,990	$15,011	$142,001

	Nine Months Ended September 30, 2022
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$32,474	$6,915	$39,389
Customer Care	50,499	—	50,499
Fulfillment and Logistics Services	53,489	8,123	61,612
Total Revenues	$136,462	$15,038	$151,500

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

Upfront Non-Refundable Fees

We may receive non-refundable upfront fees from customers for implementation of our SaaS database solutions products or for providing training in connection with our contact center solutions. These activities are not deemed to transfer a separate promised service and therefore, represent advanced payments. Where customers have an option to renew a contract, the customer is not required to pay similar upfront fees upon renewal. As a result, we have determined that these renewal options provide for the purchase of future services at a reduced rate and therefore, provide a material right. These upfront non-refundable fees are recognized over the period of benefit which is generally consistent with estimated customer life (four to five years for database solutions contracts and six months to one year for contact center contracts).  The balance of upfront non-refundable fees collected from customers was immaterial as of September 30, 2023 and December 31, 2022.

Transaction Price Allocated to Future Performance Obligations

We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of September 30, 2023, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

Contract Balances

We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of September 30, 2023 and December 31, 2022:

In thousands	September 30, 2023	December 31, 2022
Contract assets	433	309
Deferred revenue and customer advances	5,681	4,590
Deferred revenue, included in other long-term liabilities	321	432

Revenue recognized during the nine months ended September 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $3.9 million. Revenue recognized during the nine months ended September 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $2.9 million.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to operating expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $0.6 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively.  For the periods presented, no impairment was recognized.

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

As of September 30, 2023, assets recorded under finance and operating leases were approximately $0.5 million and $16.3 million, respectively, and accumulated amortization associated with finance leases was $1.0 million. As of December 31, 2022, assets recorded under finance and operating leases were approximately $0.6 million and $18.6 million, respectively, and accumulated amortization associated with finance leases was $1.0 million.  Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Since none of our leases has a readily determinable implicit interest rate, we use our incremental borrowing rate under our Texas Capital Bank Revolver Facility as the discount rate.  Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

There was no impairment of leases during the three and nine months ended September 30, 2023 and 2022.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of September 30, 2023
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$16,289	$484	$16,773

Liabilities
Current portion of lease liabilities	5,388	58	5,446
Long-term lease liabilities	13,538	15	13,553
Total Lease Liabilities	$18,926	$73	$18,999

In thousands	As of December 31, 2022
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$18,574	$595	$19,169

Liabilities
Short-term lease liabilities	5,587	160	5,747
Long-term lease liabilities	16,523	52	16,575
Total Lease Liabilities	$22,110	$212	$22,322

For the three and nine months ended September 30, 2023 and 2022, the components of lease expense were as follows:

In thousands	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Operating lease cost	$1,338	$1,393

Finance lease cost:
Amortization of right-of-use assets	35	39
Interest on lease liabilities	2	4
Total Finance lease cost	37	43
Variable lease cost	537	433
Sublease income	(177)	(128)
Total lease cost, net	$1,735	$1,741

In thousands	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease cost	$4,160	$4,393

Finance lease cost:
Amortization of right-of-use assets	115	126
Interest on lease liabilities	6	13
Total Finance lease cost	121	139
Variable lease cost	1,525	1,419
Sublease income	(676)	(539)
Total lease cost, net	$5,130	$5,412

Other information related to leases was as follows:

In thousands	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,525	$10,995
Operating cash flows from finance leases	6	12
Financing cash flows from finance leases	144	148

Weighted Average Remaining Lease term
Operating leases	5.6	6.3
Finance leases	1.3	1.6

Weighted Average Discount Rate
Operating leases	3.56%	3.39%
Finance leases	7.04%	5.60%

The maturities of the Company’s finance and operating lease liabilities as of September 30, 2023 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2023	$1,600	$18
2024	5,286	50
2025	2,873	8
2026	2,373	—
2027	2,291	—
2027 and beyond	6,217	—
Total future minimum lease payments	20,640	76
Less: imputed interest	1,714	3
Total lease liabilities	$18,926	$73

(1) Non-cancelable sublease proceeds for the remainder of the fiscal year ending December 31, 2023 and the fiscal year ending December 31, 2024 of $0.2 million and $0.4 million, respectively, are not included in the table above.

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

Share Repurchase Program

On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. In the three and nine months ended  September 30, 2023, we repurchased 0.1 and 0.4 million shares of common stock for $0.5 million and $2.4 million, respectively.

Note F — Long-Term Debt

Credit Facility

As of September 30, 2023 and December 31, 2022, we had no outstanding borrowings under the Credit Facility (as defined below).

As of September 30, 2023 and December 31, 2022, we had letters of credit outstanding in the amount of $0.8 million.  No amounts were drawn against these letters of credit at September 30, 2023.  These letters of credit exist to support insurance programs relating to worker’s compensation, automobile, and general liability.

As of  September 30, 2023, we had the ability to borrow $24.2 million under the New Credit Facility.

On December 21, 2021, the Company entered into a three-year, $25.0 million asset-based revolving credit facility (the "Credit Facility") with Texas Capital Bank.  The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”).   The Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, Texas Capital Bank and the other grantors party thereto (the "Security Agreement").

The Credit Facility is subject to certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by U.S. GAAP).  The Company was in compliance with all of the requirements as of September 30, 2023.

The loans under the Credit Facility accrue interest at a variable rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The interest rate was 7.62% as of September 30, 2023. The outstanding amounts advanced under the Credit Facility are due and payable in full on December 21, 2024.  Unused commitment balances accrue fees at a rate of 0.25%.

Cash payments for interest were $34 thousand and $52 thousand for the three months ended September 30, 2023 and 2022, respectively.  Cash payments for interest were $198 thousand and $137 thousand for the nine months ended September 30, 2023 and 2022, respectively.

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

Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income. We recognized $0.2 million and $0.9 million of stock-based compensation expense during the three months ended September 30, 2023 and 2022, respectively.  We recognized $1.2 million and $1.8 million of stock-based compensation expense during the nine months ended September 30, 2023 and 2022, respectively.

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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Interest cost	$1,772	$1,260	$5,316	$3,780
Expected return on plan assets	(1,554)	(1,468)	(4,662)	(4,404)
Recognized actuarial loss	630	719	1,890	2,157
Net periodic benefit cost	$848	$511	$2,544	$1,533

Based on current estimates, we will be required to make a $1.6 million contribution to the combined qualified Pension Plan in 2023.  We made $1.2 million of such $1.6 million aggregate contribution in the nine months ended September 30, 2023.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2023 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.4 million and $1.3 million in the nine months ended September 30, 2023 and 2022, respectively.

Note I - Income Taxes

The income tax provision was $1.9 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively.  The provision for income taxes resulted in an effective income tax rate of 75.6% for the three months ended September 30, 2023 and 14.5% for the three months ended September 30, 2022.

The income tax provision was $1.6 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.  The provision for income taxes resulted in an effective income tax rate of 79.9% for the nine months ended September 30, 2023 and 13.5% for the nine months ended September 30, 2022.

Harte Hanks, or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for tax years prior to 2017. For U.S. federal and foreign returns, we are no longer subject to tax examinations for tax years prior to 2017.

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income. We did not have a significant amount of interest or penalties accrued at September 30, 2023 or December 31, 2022.

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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended September 30,
In thousands, except per share amounts	2023	2022
Numerator:
Net income	$618	$7,166
Less: Preferred stock dividends	—	125
Less: Earnings attributable to participating securities	—	868
Numerator for basic EPS: income attributable to common stockholders	618	6,173

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	—	868
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	—	(827)
Numerator for diluted EPS	$618	$6,214

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,239	7,125
Diluted EPS denominator	7,314	7,524

Basic income per Common Share	$0.09	$0.87
Diluted income per Common Share	$0.08	$0.83

For the three months ended September 30, 2023 and 2022, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 132,193 and 12,694 shares of anti-dilutive market price options; 58,869 and 0 of anti-dilutive unvested restricted shares; and 0 and 1,001,614 shares of anti-dilutive Series A Preferred Stock (as if converted).

	Nine Months Ended September 30,
In thousands, except per share amounts	2023	2022
Numerator:
Net income	$407	$14,972
Less: Preferred stock dividend	—	371
Less: Earnings attributable to common stockholders	—	1,817
Numerator for basic EPS: income attributable to common stockholders	407	12,784

Effect of dilutive securities:
Add back: Allocation of earnings to participating securities	—	1,817
Less: Re-allocation of earnings to participating securities considering potentially dilutive securities	—	(1,737)
Numerator for diluted EPS	$407	$12,864

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,340	7,045
Diluted EPS denominator	7,509	7,418

Basic income per Common Share	$0.06	$1.81
Diluted income per Common Share	$0.05	$1.73

For the nine months ended September 30, 2023 and 2022, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 8,098 and 13,602 shares of anti-dilutive market price options; 40,389 and 16,849 of anti-dilutive unvested restricted shares; and 0 and 1,001,614 shares of anti-dilutive Series A Preferred Stock (as if converted).

Note K — Comprehensive Income

Comprehensive Income for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive income by component were as follows:

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2022	$(44,120)	$(4,182)	$(48,302)
Other comprehensive income, net of tax, before reclassifications	—	1,421	1,421
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	1,645	—	1,645
Net current period other comprehensive income, net of tax	1,645	1,421	3,066
Balance at September 30, 2023	$(42,475)	$(2,761)	$(45,236)

	Defined Benefit	Foreign Currency
In thousands	Pension Items	Items	Total
Balance at December 31, 2021	$(54,394)	$1,066	$(53,328)
Other comprehensive loss, net of tax, before reclassifications	—	(6,118)	(6,118)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	2,307	—	2,307
Net current period other comprehensive income (loss), net of tax	2,307	(6,118)	(3,811)
Balance at September 30, 2022	$(52,087)	$(5,052)	$(57,139)

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

Pursuant to the Asset Purchase Agreement, $5.75 million of the Purchase Price was paid in cash at closing, $1.0 million in cash was placed in escrow to satisfy indemnification obligations, if any, and separately, to satisfy earn-outs related to future revenue performance. In addition, $0.75 million of the Purchase Price was paid at closing in shares of Common Stock issued in a private placement. The share amount was based on the volume weighted closing price over the fifteen trading days ending on November 28, 2022. The $1.0 million of cash in the escrow account is included in other current assets in our balance sheet as of  September 30, 2023 and  December 31, 2022.

The Purchase Price was subject to a post-closing net working capital true-up 180-days after the Closing Date if net working capital is not between $1.3 million and $1.6 million.  The true up was immaterial.

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

We recognized $3.6 million of intangible assets and $2.4 million of goodwill associated with this acquisition.   The amount of goodwill recorded reflects expected earning potential and synergies with our Customer Care segment. We are amortizing the intangible assets on a straight-line basis over its useful life of five years. The amortization expense for the three and nine months ended  September 30, 2023 were $180 thousand and $540 thousand, respectively.  A summary of the Company’s intangible asset as of  September 30, 2023  is as follows:

	Weighted Average	Gross	Accumulated	Net Carrying
In thousands	Amortization Period	Carrying Amount	Amortization	Amount
Customer Relationships	5 years	$3,600	$600	$3,000

Estimated future amortization expense related to intangible assets as of  September 30, 2023 is as follows:

In thousands
Year Ending December 31,	Amount
Remainder of 2023	$180
2024	720
2025	720
2026	720
2027	660
Total	$3,000

The Company's result of operations for the three and nine months ended  September 30, 2023 includes revenue of $2.2 million and $7.3 million, respectively, and net earnings of $0.1 million and 0.7 million, respectively, from the InsideOut operation.

Note M — Litigation and Contingencies

In the normal course of our business, we are obligated under some agreements to indemnify our clients as a result of claims that we infringe on the proprietary rights of third parties. The terms and duration of these commitments vary and, in some cases, may be indefinite, and certain of these commitments do not limit the maximum amount of future payments we could become obligated to make thereunder. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our condensed consolidated financial statements.

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

The following table presents financial information by segment:

Three Months ended September 30, 2023	Marketing Services	Customer Care	Fulfillment and Logistics Services	Unallocated Corporate	Total
	(In thousands)
Revenues	$10,591	$13,998	$22,530	$—	$47,119
Segment Operating Expense	$8,370	$11,339	$18,995	$4,549	$43,253
Contribution margin (loss)	$2,221	$2,659	$3,535	$(4,549)	$3,866
Shared Services	$706	$668	$680	$(2,054)	$—
EBITDA	$1,515	$1,991	$2,855	$(2,495)	$3,866
Depreciation and amortization	$71	$253	$249	$379	$952
Operating income (loss)	$1,444	$1,738	$2,606	$(2,874)	$2,914

Three Months ended September 30, 2022	Marketing Services	Customer Care	Fulfillment and Logistics Services	Unallocated Corporate	Total
	(In thousands)
Revenues	$13,016	$17,375	$23,495	$—	$53,886
Segment Operating Expense	$9,970	$13,661	$19,865	$6,038	$49,534
Contribution margin (loss)	$3,046	$3,714	$3,630	$(6,038)	$4,352
Shared Services	$1,125	$743	$853	$(2,721)	$—
EBITDA	$1,921	$2,971	$2,777	$(3,317)	$4,352
Depreciation and amortization	$98	$206	$176	$99	$579
Operating income (loss)	$1,823	$2,765	$2,601	$(3,416)	$3,773

Nine Months ended September 30, 2023	Marketing Services	Customer Care	Fulfillment and Logistics Services	Unallocated Corporate	Total
			(In thousands)
Revenues	$32,751	$45,625	$63,625	$—	$142,001
Segment Operating Expense	$26,464	$36,534	$54,435	$15,880	$133,313
Contribution margin	$6,287	$9,091	$9,190	$(15,880)	$8,688
Shared Services	$2,261	$2,102	$2,203	$(6,566)	$—
EBITDA	$4,026	$6,989	$6,987	$(9,314)	$8,688
Depreciation and amortization	$167	$1,024	$736	$1,124	$3,051
Operating income (loss)	$3,859	$5,965	$6,251	$(10,438)	$5,637

Nine Months ended September 30, 2022	Marketing Services	Customer Care	Fulfillment and Logistics Services (1)	Unallocated Corporate	Total
			(In thousands)
Revenues	$39,389	$50,499	$61,612	$—	$151,500
Segment Operating Expense	$30,903	$39,434	$50,795	$16,926	$138,058
Contribution margin	$8,486	$11,065	$10,817	$(16,926)	$13,442
Shared Services	$3,290	$2,139	$2,483	$(7,912)	$—
EBITDA	$5,196	$8,926	$8,334	$(9,014)	$13,442
Depreciation and amortization	$288	$609	$581	$286	$1,764
Operating income (loss)	$4,908	$8,317	$7,753	$(9,300)	$11,678

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

These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. A discussion of some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”), “Part II - Item 1A. Risk Factors” in this Quarterly Report, and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview

The following MD&A is intended to enable the reader to understand the results of operations and financial condition of Harte Hanks, including any material changes in the Company’s financial condition and results of operations since December 31, 2022, and as compared with the three and nine months ended September 30, 2022. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2022 10-K. Our 2022 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.

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

We are affected by the general, national, and international economic, geopolitical and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature, and as a consequence are easier for our clients to reduce in the short-term than other expenses. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, and the financial condition of and budgets available to our clients, among other factors. Due to the recent increases in inflation and interest rates throughout the globe, and other geopolitical uncertainties, including but not limited to the ongoing war between Russia and Ukraine and conflict in the Middle East, there is continued uncertainty and significant disruption in the global economy and financial markets. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to appropriately reflect our operations and outlook.

Management is closely monitoring inflation and wage pressure in the market, and the potential impact to our business.  While inflation has not had a material impact to our business, it is possible a material increase in inflation could have an impact on our clients, and in turn, in our business.

Recent Developments

Executive Transition

Effective as of June 19, 2023, our Board of Directors appointed media-industry veteran Kirk Davis to serve as our Chief Executive Officer (“CEO”) and nominated Mr. Davis to the Board of Directors, to serve until our 2024 annual meeting of stockholders and until his successor is elected or qualified, or until his earlier death, resignation or removal.  Mr. Davis has decades of media and marketing expertise, most recently served as CEO of legacy publishing company Metro Corp. and previously served as CEO of GateHouse Media, which was the second-largest regional publishing company in the United States before merging with Gannett in 2019.

Effective as of October 23, 2023, our Board of Directors appointed David Garrison to serve as our interim Chief Financial Officer (“CFO”).  Mr. Garrison brings 20 years of public company CFO experience, with particular expertise in cost containment, streamlining operations, and enterprise resource implementation.  Mr. Garrison most recently served as the CFO of Digital Lumens Incorporated, a smart lighting fixture and factory automation technology company, and previously served as CFO of Sensera, Inc., an Australian listed medical and smart technology company.

Changes in Segment Reporting

To improve our strategic posture in terms of go-to-market approach and cost structure, we have begun the process of combining our Marketing Services and Customer Care segment into a single segment called Customer Experience.  We expect the revised segment structure to be complete by the end of 2023.

Share Repurchase Program

On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock.  In the three months and nine months ended September 30, 2023,  we repurchased 0.1 million and 0.4 million shares of common stock for $0.5 million and $2.4 million, respectively.  After giving effect to these repurchases, we have remaining authority of $4.1 million to repurchase shares remaining under the program.

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

Results of Operations

Operating results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except percentages	2023	2022	% Change	2023	2022	% Change
Revenues	$47,119	$53,886	(12.6)%	$142,001	$151,500	(6.3)%
Operating expenses	44,205	50,113	(11.8)%	136,364	139,822	(2.5)%
Operating income	$2,914	$3,773	(22.8)%	$5,637	$11,678	(51.7)%

Operating margin	6.2%	7.0%		4.0%	7.7%

Income before income taxes	$2,530	$8,385	(69.8)%	$2,027	$17,316	(88.3)%

Diluted earnings per common share from operations	$0.08	$0.83	(90.4)%	$0.05	$1.73	(97.1)%

Consolidated Results

Revenues

Three months ended September 30, 2023 vs. Three months ended September 30, 2022

Revenues decreased $6.8 million, or 12.6%, in the three months ended September 30, 2023, compared to the three months ended September 30, 2022.  Revenue in our Customer Care segment decreased $3.4 million, or 19.4%, to $14.0 million, and revenue in our Marketing Services segment decreased $2.4 million, or 18.6%, to $10.6 million.  Revenue in our Fulfillment & Logistics Services segment decreased $1.0 million, or 4.1%, to $22.5 million.

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

Revenues decreased $9.5 million, or 6.3%, in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Revenue in our Marketing Services segment decreased $6.6 million, or 16.9%, to $32.8 million, and revenue in our Customer Care segment decreased $4.9 million, or 9.7%, to $45.6 million.  Revenue in our Fulfillment & Logistics Services segment increased $2.0 million, or 3.3%, to $63.6 million, which partially offset the above decreases.

Operating Expenses

Three months ended September 30, 2023 vs. Three months ended September 30, 2022

Operating expenses were $44.2 million in the three months ended September 30, 2023, a decrease of $5.9 million, or 11.8%, compared to $50.1 million in the three months ended September 30, 2022.

Labor expense decreased $4.4 million, or 16.2%, in the three months ended September 30, 2023, compared to the three months ended September 30, 2022 primarily due to the reduction in workforce in our Customer Care and Marketing Services segment as well as lower stock compensation expense.  Advertising, Selling, General and Administrative expenses decreased $1.0 million, or 17.6%, in the three months ended September 30, 2023, compared to three months ended September 30, 2022 primarily due to reduced software licensing fees and lower professional fees. Production and Distribution expenses decreased $0.8 million, or 4.9%, in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to lower transportation services cost associated with the lower Fulfillment & Logistics segment revenue as compared to the prior year quarter.

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

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

Operating expenses were $136.4 million in the nine months ended September 30, 2023, a decrease of $3.4 million, or 2.5%, compared to $139.8 million in the nine months ended September 30, 2022.

Labor expense decreased $4.3 million, or 5.5%, in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 primarily due to the reduction in workforce in our Customer Care and Marketing Services segment from lower revenue which was partially offset by higher severance expense.  Advertising, Selling, General and Administrative expenses decreased $1.2 million, or 6.8%, in the nine months ended September 30, 2023, compared to nine months ended September 30, 2022 primarily due to reduced software licensing fees.  Production and Distribution expenses increased $0.8 million, or 1.8%, in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to the change in revenue mix resulting in higher transportation costs in our Fulfillment & Logistics Services segment.

.

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

Interest (Income) expense, net

Three months ended September 30, 2023 vs. Three months ended September 30, 2022

Interest expense, net, in the three months ended September 30, 2023 was $1k as compared to $84k for the three months ended September 30, 2022. The $83k decrease was primarily due to the lower debt level.

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

Interest income, net, in the nine months ended September 30, 2023 was $150k as compared to the interest expense, net of $313k for the nine months ended September 30, 2022. The $463k improvement was primarily driven by the interest income we received from the IRS related to our tax refund claims during the first quarter of 2023.

Other expense (income), net

Three months ended September 30, 2023 vs. Three months ended September 30, 2022

Other expense (income), net, for the three months ended September 30, 2023 was $0.4 million of expense compared to $4.7 of other income, net, in the prior year quarter .  The $5.1 million increase in other expense, net was mainly associated with changes in foreign currency gain and loss account.

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

Other expense, net, for the nine months ended September 30, 2023 was $3.8 million of expense compared to $6.0 million of other income, net, in the prior year quarter .  The $9.7 million increase in other expense, net was mainly associated with changes in foreign currency gain and loss account.

Income Taxes

Three months ended September 30, 2023vs. Three months ended September 30, 2022

The income tax provision of $1.9 million in the third quarter of 2023 represents an increase in income tax provision of $0.7 million when compared to the third quarter of 2022.  Our effective tax rate was 75.6% for the third quarter of 2023, an increase of 61.1% from the effective tax rate of 14.5% for the third quarter of 2022. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

The income tax provision of $1.6 million in the nine months ended September 30, 2023 represents a decrease in income tax provision of $0.7 million when compared to the nine months ended September 30, 2022.  Our effective tax rate was 79.9% for the nine months ended September 30, 2023, an increase of 66.4% from the effective tax rate of 13.5% for the nine months ended September 30, 2022. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the change in valuation allowance, U.S. state income taxes and income earned in foreign jurisdictions.

Segment Results

The following is a discussion and analysis of the results of our reporting segments for the three months ended September 30, 2023 and 2022. There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income and operating income plus depreciation and amortization (“EBITDA”).  For additional information, see Note N, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.

Marketing Services:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2023	2022	% Change	2023	2022	% Change
Revenues	$10,591	$13,016	(18.6)%	$32,751	$39,389	(16.9)%
EBITDA	1,515	1,921	(21.1)%	4,026	5,196	(22.5)%
Operating Income	1,444	1,823	(20.8)%	3,859	4,908	(21.4)%
Operating Income % of Revenue	13.6%	14.0%		11.8%	12.5%

Three months ended September 30, 2023vs. Three months ended September 30, 2022

Marketing Services segment revenue decreased $2.4 million, or 18.6%, due to a decrease of service volume from existing customers.  Operating income for the three months ended September 30, 2023 decreased $0.4 million from the prior year quarter due to the reduced revenue.

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

Marketing Services segment revenue decreased $6.6 million, or 16.9%, due to a decrease in direct mail service volume from existing customers.  Operating income for the nine months ended September 30, 2023 decreased $1.0 million from the prior year quarter due to the lower revenue.

Customer Care:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2023	2022	% Change	2023	2022	% Change
Revenues	$13,998	$17,375	(19.4)%	$45,625	$50,499	(9.7)%
EBITDA	1,991	2,971	(33.0)%	6,989	8,926	(21.7)%
Operating Income	1,738	2,765	(37.1)%	5,965	8,317	(28.3)%
Operating Income % of Revenue	12.4%	15.9%		13.1%	16.5%

Three months ended September 30, 2023vs. Three months ended September 30, 2022

Customer Care segment revenue decreased $3.4 million, or 19.4%, primarily due to decreased project work which was partially offset by $2.2M revenue associated with InsideOut acquired in December 2022.  Operating Income was $1.7 million for the three months ended September 30, 2023, compared to operating income of $2.8 million for the three months ended September 30, 2022. The $1.1 million decrease was related to the lower revenue.

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

Customer Care segment revenue decreased $4.9 million, or 9.7%, primarily due to the decrease in both non-recurring pandemic-related projects and a large non-recurring recall project in 2022 which was partially offset by $7.3 million revenue from InsideOut.  Operating Income was $6.0 million for the nine months ended September 30, 2023, compared to operating income of $8.3 million for the nine months ended September 30, 2022. The $2.3 million decrease was due to lower revenue.

Fulfillment & Logistics Services:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2023	2022	% Change	2023	2022	% Change
Revenues	$22,530	$23,495	(4.1)%	$63,625	$61,612	3.3%
EBITDA	2,855	2,777	2.8%	6,987	8,334	(16.2)%
Operating Income	2,606	2,601	0.2%	6,251	7,753	(19.4)%
Operating Income % of Revenue	11.6%	11.1%		9.8%	12.6%

Three months ended September 30, 2023vs. Three months ended September 30, 2022

Fulfillment & Logistics Services segment revenue decreased by $1.0 million due to declined volume from the existing customers. Operating income stayed flat at $2.6 million for the three months ended September 30, 2023 and 2022.

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

Fulfillment & Logistics Services segment revenue increased $2.0 million, or 3.3%, primarily driven by the increase in work from existing customers. Operating income was $6.3 million for the nine months ended September 30, 2023 compared to $7.8 million for the nine months ended September 30, 2022. The $1.5 million decrease in operating income was primarily due to the change in revenue mix and higher transportation costs associated with higher logistics revenue.

Liquidity and Capital Resources

Sources and Uses of Cash

Our cash and cash equivalent balances were $13.3 million and $10.4 million at September 30, 2023 and December 31, 2022, respectively.   As of September 30, 2023, we had the ability to borrow an additional $24.2 million under our Credit Facility.  The cash deposited in an escrow account to satisfy our contingent payment obligations in connection with the acquisition of InsideOut is not included in our cash and cash equivalent or restricted cash balances as of September 30, 2023.

We received $2.5 million in tax refunds in 2022 and received an additional tax refund of $5.3 million in March 2023, as a result of the change to the tax NOL carryback provisions included in the CARES Act.  Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings available under our Credit Facility. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures.

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt services, finance and operating leases and unfunded pension plan benefit payments) and other cash needs for our operations in the short term and beyond through a combination of cash on hand, cash flow from operations, and borrowings under the Credit Facility. Although the Company believes that it will be able to meet its cash needs for the short term and beyond, if unforeseen circumstances arise the company may need to seek alternative sources of liquidity.

Operating Activities

Net cash provided by the operating activities for the nine months ended September 30, 2023 was $6.1 million, compared to net cash provided by operating activities of $22.3 million for the nine months ended September 30, 2022. The $16.1 million year-over-year decrease in cash provided by operating activities was primarily driven by lower net income of $14.6 million and the $11.1 million decrease in accounts payable, accrued expenses and other liabilities, which was partially offset by a $6.7 million decrease in accounts receivable and contract assets, and a $1.6 million decrease in prepaid and other current assets in the nine months ended September 30, 2023 as compared to the same period in 2022.

Investing Activities

Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2023, compared to $5.7 million for the nine months ended September 30, 2022.  The $4.2 million year-over-year decrease in cash used in investing activities was primarily due to the $4.3 million less cash used to purchase property, plant and equipment (mainly for our new ERP system) in the nine months ended September 30, 2023 as compared to 2022.

Financing Activities

Net cash used in financing activities was $3.1 million for the nine months ended September 30, 2023, as compared to $6.4 million of net cash used in financing activities for the nine months ended September 30, 2022.  The $3.3 million decrease was primarily related to the $2.4 million used to repurchase our common stock in the nine months ended September 30, 2023 as compared to the paydown of the $5.0 million borrowing under our Credit Facility in the nine months ended September 30, 2022.

Foreign Holdings of Cash

Consolidated foreign holdings of cash as of September 30, 2023 and 2022 were $4.0 million and $1.8 million, respectively.

Long Term Debt

On December 21, 2021, the Company entered into a three-year, $25.0 million asset-based revolving credit facility with Texas Capital Bank.  The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”).  The Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, TCB and the other grantors party thereto (the "Security Agreement").

The Credit Facility provides for loans up to the lesser of (a) $25.0 million, and (b) the amount available under a "borrowing base" calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The Credit Facility allows the Company to use up to $3.0 million of its borrowing capacity to issue letters of credit.

The loans under the Credit Facility accrue interest at a variable rate equal to the Bloomberg Short-Term Bank Yield Index Rate plus a margin of 2.25% per annum. The outstanding amounts advanced under the Credit Facility are due and payable in full on December 21, 2024.

The Company may voluntarily prepay all or any portion of the loans advanced under the Credit Facility at any time, without premium or penalty. The Credit Facility is subject to mandatory prepayments (i) from the net proceeds of asset dispositions not otherwise permitted under the Credit Facility; (ii) if the unpaid principal balance under the Credit Facility plus the aggregate face amount of all outstanding letters of credit exceeds the borrowing base; (iii) in an amount equal to 50% of the net proceeds of issuances of capital stock (subject to customary exceptions); or (iv) in an amount equal to the net proceeds from any issuance of debt not otherwise permitted under the Credit Facility.

The Credit Facility contains certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens; consummate mergers or acquisitions; liquidate, dissolve, suspend or cease operations; or modify accounting or tax reporting methods (other than as required by U.S. GAAP).

As of September 30, 2023 and December 31, 2022, we had no borrowings outstanding under the Credit Facility.  At each of September 30, 2023 and December 31, 2022, we had letters of credit in the amount of $0.8 million outstanding. No amounts were drawn against these letters of credit at September 30, 2023 and December 31, 2022. These letters of credit exist to support insurance programs relating to workers’ compensation, automobile, and general liability.  We had no other off-balance sheet financing activities at September 30, 2023 and December 31, 2022.

As of September 30, 2023, we had the ability to borrow an additional $24.2 million under the Credit Facility.

Dividends

We did not pay any dividends in three and nine months ended September 30, 2023 and 2022.

Share Repurchase

On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock.  In the three and nine months ended September 30, 2023,  we repurchased 0.1 million and 0.4 million shares of common stock for $0.5 million and $2.4 million, respectively.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1a.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2022 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended September 30, 2023 to the risk factors previously disclosed in the 2022 10-K.

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the quarter ended September 30, 2023.

The following table provides information with respect to purchases by the Company of shares of our Common Stock during the quarter ended  September 30, 2023:

Period	Total Number of Shares (or units) Purchased	Average Price per Share (or unit)	Total number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate dollar value of shares that may yet be purchased under the program (1)
				(in thousands)
July 1, 2023 to July 31, 2023	-	$—	-	$4,621
August 1, 2023 to August 31, 2023	25,726	$6.40	25,726	4,457
September 1, 2023 to September 30, 2023	51,501	$6.32	51,501	4,131
	77,227		77,227	$4,131

(1) In May 2023,  the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock.  After giving effect to these repurchases, we have remaining authority of $4.1 million to repurchase shares remaining under the program.

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

HARTE HANKS, INC.

November 13, 2023	/s/ Kirk Davis
Date	Kirk Davis
Chief Executive Officer

November 13, 2023	/s/ David Garrison
Date	David Garrison
Interim Chief Financial Officer