Form 10-K
period 2023-12-31
HARTE HANKS INC
filed 2024-04-01
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-07120
HARTE HANKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-1677284	1 Executive Drive, Chelmsford, MA 01824
(State or other jurisdiction of	(I.R.S. Employer	(Address of principal executive offices,
incorporation or organization)	Identification Number)	including zip code)
Registrant's telephone number, including are code (512) 434-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HHS	NASDAQ
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐     Accelerated filer ☐ Non-accelerated filer ☒    Smaller reporting company ☒    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $33,654,017 based on the closing price on the NASDAQ on such date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 15, 2024, 7,240,905 shares of common stock, $1.00 par value per share of the registrant were issued and outstanding.
Documents incorporated by reference:
Portions of the Proxy Statement to be filed in relation to the Company’s 2024 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

Harte Hanks, Inc. and Subsidiaries

Form 10-K Report
December 31, 2023

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
We are the successor to a newspaper business started by Houston Harte and Bernard Hanks in Texas in the early 1920s. We were incorporated in Delaware on October 1, 1970. In 1972, Harte Hanks went public and was listed on the New York Stock Exchange (“NYSE”). We became a private company in a leveraged buyout in 1984, and in 1993 we again went public and listed our common stock on the NYSE. On July 13, 2020, we began trading on the OTCQX® Best Market (the “OTCQX”). On December 1, 2021, our stock was uplisted to be traded on the Nasdaq Global Market® (“Nasdaq”), where it continues to trade today.
All reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are publicly available. These documents may be accessed free of charge on our website at http://www.hartehanks.com. These documents are provided as soon as practical after they are filed with the SEC and may also be found at the SEC’s website at www.sec.gov. Additionally, we have adopted a code of ethics that applies to our chief executive officer, chief financial officer and general counsel which is posted on our website. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and nominating and corporate governance committees. We will provide a printed copy of any of these documents to any requesting stockholder by following the instructions on our website. These website addresses are intended to be for inactive textual references only. None of the information on, or accessible through, these websites are part of this Form 10-K or is incorporated by reference herein.

OUR BUSINESS
Harte Hanks is a leading customer and brand experience company operating in six service categories - data, marketing, sales, customer care, fulfillment and logistics. In and across these service categories, we address today's biggest growth and customer experience challenges for B2B and B2C businesses across the world in the new era of intelligence and Artificial Intelligence ("AI"), by being a modern journey enabler. The challenges we solve include:
•Grappling with data, AI and technology in the cookie-less world
•Growing awareness, demand and sales for products
•Storing, fulfilling and delivering samples, kits, materials and products direct to the door of consumers, influencers or businesses
•Delivering better customer experience and support across multiple channels
•Delivering effectively with tighter budgets and talent shortages
Our clients need help enabling their journey to growth, to transformation, to customer centricity, to product success and to AI powered approaches and solutions to marketing, sales, fulfillment and customer care. At the core of how we address this is a concentration on our client's key audiences - prospects, customers, patients, members, partners, employees and influencers - and how we help align our client's brands and products to these different audiences along journeys. This includes the product journey e.g. product innovation, build, strategy, launch, sell, deliver, support and recall and the customer journey e.g. how customers become aware of their needs, how they buy, making the purchase, using the product or service, advocacy and renewal. We are laser focused on helping our clients better understand, engage, acquire, deliver to, service, support and retain these audiences. We start by understanding and architecting the journey in focus, and then enable, deliver and manage some or all aspects along this journey. Our alignment of customers and products on behalf of brands along the entire lifecycle distinguishes us from most other agencies and competitors in our service categories.
We offer a uniquely diverse range of services and solutions in and across our service categories to businesses in the following industries:
•B2B Technology & Services including cloud, SaaS, hardware, software, semiconductors, health technology, fintech, electronics, distributors and telecommunications
•Healthcare, Pharmaceuticals & Health Insurance
•Consumer Products including health, well-being and beauty; consumer tech/electronics; domestic appliances
•Travel, Hospitality, Streaming & Entertainment
•QSRs (Quick Service Restaurants)
•Financial Services and Fintech
•Automotive
•Retail
We partner with our clients to provide them with: data-driven analytics and actionable insights from research; robust customer-experience ("CX"), marketing or sales strategies; and the data, content & technology to enable delivery. We then combine these insights with seamless program execution, fulfillment, service and delivery on a project or ongoing service basis to meet our client's goals. In essence we offer services along the customer & product lifecycle - from Data to Demand, to Deal, to Delivery, and everything in between.
Operationally, starting in 2024, our services are organized into four business units that span the end to end customer and product lifecycles:
•Data, marketing, demand generation and managed marketing services
•Sales Services
•Fulfillment & Logistics
•Customer Care
Data, Marketing, Demand Generation and Managed Marketing Services
Harte Hanks helps our clients determine, detect and activate their audiences through traditional, digital, and emerging channels. We leverage data, insights, technology, and award-winning creative solutions to meet and exceed our clients’ business objectives and optimize our client’s return on investment. We provide full service multi-channel marketing from strategy to campaign execution.

Data, Marketing, Demand Generation and Managed Marketing Services (continued)
Our key offerings include:
•Data & Analytics – In-depth data and analytics including audience identification, profiling, segmentation and prioritization, predictive modeling and data strategy. We provide data hygiene and cleansing to ensure the best possible results. We access broad first-party and third-party data sources, search and social media, and research through syndicated, primary and secondary sources, and we leverage our proprietary DataView tool, a comprehensive, aggregate data mart for B2C (USA) and B2B (Global) that provides a 360-degree customer view, with over 1,500 attributes enabling accurate predictive marketing to our clients. We also offer a unique intent data solution called Audience Finder for detecting in-market prospects.
•Research - Primary and secondary research to help our clients understand their customers, category, competitors and capabilities, either as a standalone deliverable or to inform the development of strategies for campaigns and programs
•Strategy – Provide strategic guidance to help clients efficiently and effectively plan and execute omnichannel marketing, demand generation and customer experience programs that deliver business results. We leverage data and insights to enhance our clients’ understanding of their consumers, competitors and category dynamics, then apply those insights to develop the strategies for programs designed to drive activities like customer acquisition, engagement, purchase behavior, loyalty and advocacy. Types of strategies include: targeting, Go-To-Market, commercial, product launch, customer experience, campaign, content, ABM and demand strategy.
•Creative & Content - Full-service creative and content design, development and execution spanning traditional and digital channels, including creative concepts, messaging and content assets for print, broadcast, direct mail, website, app, display, social, mobile, search engine marketing, and voice.
•Marketing Technology – Website and app development, e-commerce development and enablement, database building and management, platform architecture creation, and marketing automation to serve as the foundation for digital and multi-channel marketing execution.
•Digital and Multi-channel Marketing Execution - Orchestration and execution of programs and campaigns across multiple channels, territories and audiences, using data, strategies, content and Marketing technology or MarTech provided either by Harte Hanks or by our clients.
•Demand Generation and ABM (Account Based Marketing) - Providing intelligence-based B2B solutions that understand audiences and their behaviors, and then inspire and drive action to deliver results. These solutions help companies understand which accounts, sectors and persons to target, and then generate marketing qualified leads (“MQLs”) and pipelines for their marketing and sales team, through combining data, strategy, content, MarTech and digital/multi-channel execution.
•Managed Marketing Services - also referred to as "Marketing as a Service". A flexible outsourcing marketing operations solution, that works as a highly integrated extension of a client’s own marketing function by blending the best of agency and business outsourcing processes and capabilities. Marketing as a service operationalizes, manages and delivers some or all of: data operations, marketing technology, analytics, demand generation, and staff augmentation.
Sales Services
Harte Hanks supports our customers' sales teams in their continued pursuit of excellence, delivering specialized outsourcing, optimization, lead nurturing and messaging development services to global and national partners, since our acquisition and integration of InsideOut Solutions, LLC in late 2022.
Leveraging our unique initiatives, we help organizations drive their sales operations toward uplifted conversion rates, superior team performance and heightened win rates. Our designed approach delivers revenue predictability, control and confidence for partners. Equipped with our proprietary insights and performance metrics, clients can achieve a more purposeful view of their operational rhythm, enabling them to recognize, meet and improve benchmarks quarter over quarter. This offering is often sold in combination with our Marketing Services capabilities, specifically with Demand Generation and Data Services. Our global team provides this through three key service capabilities:
•Inside Sales Outsourcing - combining best-in-class analytics, accomplished sales professionals and full-cycle experimentation we provide B2B enterprises, and Small to Midsized Businesses with a fully outsourced sales service, that can work alongside or in lieu of an internal inside sales function.
•Lead Generation – combining data, lead generation resources and technology we provide turnkey lead generation and development that converts interested or good fit prospects into leads for sales to qualify, nurture and sell to.
•Sales Play Development - design of sales plays and cadences to enable sales teams to find, plan, engage, nurture and convert prospects into sales opportunities.

Fulfillment & Logistics Services
Harte Hanks fulfillment unlocks critical sales enablement, value-added product fulfillment, and eCommerce channels for our clients. Harte Hanks logistics supports the supply chain needs of our clients in everything from time-sensitive deliveries to full scale supply chain management.
•Product, Print-On-Demand, and Mail Fulfillment: Our varied product and mail fulfillment solutions include printing on demand, managing product recalls, and distributing literature and promotional products to support B2B trade, drive marketing campaigns, and improve customer experience. Our event, curated kitting, and influencer programs provide custom solutions to engage audiences, target customers, support conferences, and appreciate employees. Spanning the United States, our fulfillment locations are temperature-controlled, FDA-registered, and geographically convenient, thereby allowing us to optimize print and product fulfillment to maximize customer shipping efficiency while minimizing transportation costs. Our Kansas City location is fully licensed for nutritional supplements, medical foods, baby formula and junior food products, chocolates, coffee and tea, edible nuts and seeds, snack foods, pet foods, pet treats, and pet nutritional supplements. We leverage our proprietary order management platform to facilitate customer orders, and we work with a variety of data sources and users to initiate the fulfillment order process. Furthermore, our global fulfillment capabilities extend to Europe and are augmented by a network of regional partners.
•Logistics: We provide third-party logistics and freight optimization services across the United States. We ship millions of time-sensitive materials annually through our access to a certified fleet of over 15,000 trucks and a proprietary rate-shopping logistical system called Allink®360 designed to ensure customer products are delivered on-time and on-budget.
Customer Care
Our customer care services are tailored to serve our partners’ customer bases, helping them to win new buyers and turn existing patrons into loyal brand advocates. We serve our clients to support their end customers’ urgent needs, navigate an increasingly-complex technology landscape, and enable artificial intelligence technology and automation — with a fierce devotion to reducing customer effort, for the benefit of both business and buyer. This approach to “effortless customer experience” drives better service results and lowers operational costs.
Our global, omnichannel delivery model is focused on providing our clients three key services:
•Customer Service Outsourcing - Our accomplished customer care associates interact and resolve consumer queries and complaints across hardware and software platforms, healthcare benefit plans, recalls or a myriad of other customer service issues. by leveraging technology to help reduce customer effort while providing a human touch to increase customer satisfaction.
•Customer Care Technology and AI Transformation – Our solution services teams configure different CRM solutions (e.g., Salesforce, Zendesk) and channel /AI technology including Amazon Connect to create meaningful customer interactions by connecting content between agent, AI-driven interfaces and web-based self-help tools and community forums.
•Self-Service Technology - Providing and maintaining self service solutions through Interactive Voice Response ("IVR"), Help Centers, online, via apps and via channel technology.
We also analyze a significant amount of aggregated data obtained from customer interactions on behalf of our clients. We leverage information gained from this analysis and end customer-driven feedback to drive efficiencies, provide insights on predictive behaviors that lead to lower customer churn and help our clients innovate their core product offerings and develop innovative product features.
Client Relationships
We are known for helping clients build deep customer relationships, create connected customer experiences, and optimize each and every customer touch point in order to deliver desired business outcomes. Realizing our clients’ success is the only valid measure of our own success, we ensure all our efforts are aligned with our clients’ business objectives and measured against defined performance metrics. It is this commitment to our clients and their businesses that allows us to build deep and meaningful relationships with them. Our client engagements may consist of one or a few of our service offerings – with a goal toward continuously expanding our client relationships. We provide cross-service client management along with continuous business reviews to ensure our clients get value from our partnerships.

Use of subcontractors
Certain segments of our business rely on subcontractors and other third parties to provide a portion of our overall services in certain engagements. Over the years we have established strong relationships with subcontractors that translate into high level service and favorable prices for our customers.
Restructuring Activities
Our management team continuously reviews and adjusts our cost structure and operating footprint to optimize our operations, and invest in improved technology. During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. Reorganization cost reductions from Project Elevate during 2024 through 2026 are estimated to be $16.0 million.
In connection with our cost-saving and restructuring initiatives in 2023, we incurred total restructuring charges of $5.7 million including $4.6 million of operational efficiency consulting, $0.9 million in real estate consolidation, and $0.2 million of other related costs.
Customers
Our clients include large multinational enterprises, small and medium-sized businesses and government organizations. Our largest client in terms of revenue generated 11.2% of total revenues in 2023. Our largest 25 clients in terms of revenue generated 71.7% of total revenue in 2023. Our clients span a wide range of industries including but not limited to retail, travel, streaming, healthcare, financial services, and technology, which insulates the company from adverse conditions in any one sector. We generally enter into long-term contracts with our clients ranging in duration from one to three years. Most of our contracts do not require our customers to purchase a minimum amount of services from us. In general, our contracts with our customers are terminable on short notice with little or no penalty payable on termination.
Sales and Marketing
Harte Hanks operates a modern sales and marketing growth engine to generate awareness, create demand and convert this demand into new business, as well as support existing client growth and retention. As a B2B services company we practice the marketing and sales methodology and tactics we offer to our clients, including ABM, demand generation, content marketing, inside sales and enterprise sales. We also leverage partnerships to extend our reach and broaden our solutions.
For marketing we leverage a combination of corporate marketing resources, marketing services resources and a modern MarTech stack including CRM, content management, SEO/digital advertising tools to support targeting, account based marketing, demand creation and awareness.
For sales we rely on our enterprise and solution sellers, combined with an internal sales team, to sell our products and services to new clients and task our employees supporting existing clients to expand our client relationship through additional solutions and products. We have expanded our sales team coverage internationally to support our global client and prospect network. Our sales force sells a variety of solutions and services to address our clients’ cross-selling targeted marketing needs. We also maintain solution-specific experts in our sales force and sales groups to sell our individual products and solutions, with expertise by target industries including B2B, Health and B2C.
We had 14 employees in our corporate sales and marketing function as of December 31, 2023.
Competition
Our competition comes from local, national, and international marketing, advertising, customer care, print fulfillment, smaller 3PL, logistics companies, and internal client resources, against whom we compete for individual projects, entire client relationships, and marketing expenditures. The principal competitive factors in our industry are the breadth, depth and quality of service offerings, technical and strategic expertise, the perceived value of the services provided, reputation, pricing, and brand recognition. We also compete against social, mobile, web-based, email, print, broadcast, and other forms of advertising for marketing and advertising dollars in general. During 2023, we continued to see an increase in the in sourcing of capabilities among our clients, which resulted in a decrease in revenues from these customers.
Furthermore, competition may begin to emerge as a result of the availability of in-house information technology solutions that can replicate some of our services. We expect our clients to continue to improve their information technology systems and offerings and, in some circumstances, move the services we provide in-house.
Seasonality
Some of our revenues tend to be higher in the fourth quarter than in other quarters during a given year. This increased revenue is a result of overall increased activity prior to the holiday season in the retail vertical, and due to the open enrollment period in the healthcare vertical.
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
We are also subject to, or affected by, numerous local, national, and international laws, regulations, and industry standards that regulate direct marketing activities, including those that address privacy, data security, and unsolicited marketing communications. The most material of these laws and regulations that may be applied to, or affect, our business or the businesses of our clients include the following:
•The Federal Trade Commission’s positions regarding the processing of personal information and consumer protection as expressed through its Protecting Consumer Privacy in an Era of Rapid Change, Data Brokers, Big Data and Cross-Device Tracking reports (each of which seek to address consumer privacy, data protection, and technological advancements related to the collection or use of personal information for marketing purposes).
•Data protection laws in the United States (“U.S.”) (which are generally state specific) and in the European Union (“EU”), including the General Data Protection Regulation (“EU Regulation 679/2016”), each of which imposes a number of obligations with respect to the processing of personal data, and with respect to EU Regulation 679/2016 also imposes prohibitions related to the transfer of personal information from the EU to other countries, including the United States, that do not provide data subjects with an “adequate” level of privacy or security, and applies to all of our products in the EU.
•The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB”), which, among other things, regulates the use for marketing purposes of non-public personal financial information of consumers held by financial institutions. Although Harte Hanks is not considered a financial institution, many of our clients are subject to the GLB. The GLB also includes rules relating to the physical, administrative, and technological protection of non-public personal financial information.
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which regulates the use of protected health information for marketing purposes and requires reasonable safeguards designed to prevent intentional or unintentional use or disclosure of protected health information.
•The Fair Credit Reporting Act (“FCRA”), which governs, among other things, the sharing of consumer report information, access to credit scores, and requirements for users of consumer report information.
•The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), which amended the FCRA and requires, among other things, consumer credit report notices for creditors that use consumer credit report information in connection with risk-based credit pricing actions and also prohibits a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to request the business not to use the information for such marketing purposes, subject to certain exceptions.
•Federal and state laws governing the use of email for marketing purposes, including the U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”), Canada’s Anti-Spam Legislation (“CASL”) and similar e-Privacy laws in Europe (in support of Directive 2002/58/EC).

•Federal and state laws governing the use of telephones for unsolicited marketing purposes, including the Federal Trade Commission’s Telemarketing Sales Rule (“TSR”), the Federal Communications Commission’s Telephone Consumer Protection Act (“TCPA”), various U.S. state do-not-call laws, Canada’s National Do Not Call laws and rules (“Telecommunications Act”) and similar e-Privacy laws in Europe (in support of Directive 2002/58/EC).
•Federal and state laws governing the collection and use of personal data online and via mobile devices, including but not limited to the Federal Trade Commission Act and the Children’s Online Privacy Protection Act, which seek to address consumer privacy and protection.
•Federal and state laws in the U.S., Canada, and Europe specific to data security and breach notification, which include required standards for data security and generally require timely notifications to affected persons in the event of data security breaches or other unauthorized access to certain types of protected personal data.
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
As a result of increasing public awareness and interest in individual privacy rights, data protection, information security, and other concerns regarding marketing communications, federal, state, and foreign governmental and industry organizations continue to consider new legislative and regulatory proposals that would impose additional restrictions on direct marketing services and products.
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
INTELLECTUAL PROPERTY RIGHTS
Our intellectual property assets include trademarks and service marks that identify our Company and our services, know-how, software, and other technology that we develop for our internal use and for license to clients and data and intellectual property licensed from third parties, such as commercial software and data providers. We generally seek to protect our intellectual property through a combination of license agreements and trademark, service mark, copyright, and trade secret laws as well as through domain name registrations and enforcement procedures. We also enter into confidentiality agreements with many of our employees, vendors, and clients and seek to limit access to and distribution of intellectual property and other proprietary information. We pursue the protection of our trademarks and other intellectual property in the U.S. and internationally. Although we from time to time evaluate inventions for their possibility of being awarded a patent, we do not own any patents, and patents are not core to our intellectual property strategy (other than as may be incidental to commercially available technology or software we license).
We have developed proprietary software including NexTOUCH and Allink®360, each of which are integral to our business. NexTOUCH is key to the success of our print and product fulfillment business while Allink®360 ensures customers' products are delivered on-time and on-budget.
HUMAN CAPITAL RESOURCES
As of December 31, 2023, Harte Hanks employed 1,709 full-time employees and 253 part-time employees, of which approximately 980 are based outside of the U.S., primarily in the Philippines. A portion of our workforce is provided to us through staffing companies. None of our workforce is represented by labor unions. We consider our relations with our employees to be good.
We believe that our employees are the key to our success. Our human capital strategy focuses on:
Training and Talent Development: Harte Hanks is committed to the education of its employees and has committed to provide its employees with a variety of learning opportunities, including, but not limited to, technical skill development, soft skills development, workplace conduct guidance, and IT security training.

Diversity, Equity and Inclusion: Harte Hanks recognizes the value of diversity, equity and inclusion within its organization and strives to ensure that its workplace reflects the diverse communities in which it operates in order to promote collaboration, innovation, creativity and belonging. Harte Hanks is proud of its diverse workforce and cross-cultural competency and, as of December 31, 2023, employed individuals from 6 different countries. As of December 31, 2023, 58% of Harte Hanks’ workforce was female. Harte Hanks is committed to recruiting and employing qualified candidates regardless of their gender or cultural background.
Employee Benefits: Harte Hanks believes in the importance of offering its employees competitive salaries and wages, together with comprehensive insurance options. Harte Hanks recognizes the importance of comprehensive healthcare benefits, including medical, prescription drug, vision and dental, and employees and their family members are provided with tools and resources to assist in adopting and maintaining a healthy lifestyle. Harte Hanks pays the cost of basic life insurance, accidental death and dismemberment insurance, and short-term and long-term disability for its employees. Additionally, employees may purchase supplemental life and dependent life insurance. We also sponsored a 401(k) retirement plan in which we matched a portion of employees’ voluntary before-tax contributions prior to 2018. Under this plan, both employee and matching contributions vest immediately. We stopped this 401(k) match program in 2018 and resumed it in 2023.
ITEM 1A.    RISK FACTORS
This section discusses the most significant factors that could affect our business, results of operations and financial condition, including the price of our common stock. You should carefully consider the following risks, which represent the material risk factors that affect the Company and are known to the Company at this time, as well as the other information contained in this Annual Report on Form 10-K in evaluating our company and our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, results of operations, or financial condition.
We have grouped these risk factors into three categories:
•Risks related to our business and how we operate;
•Risks related to cybersecurity and technology;
•Risks related to our capital structure and common stock.
Risks Related to our Business and How we Operate
Most of our client engagements are cancellable on short notice.
The marketing services we offer, in particular for contact center services, are generally terminable upon short notice by our clients, even if the term of the agreement (and the expected duration of services) is several or many years. Many of our customer agreements do not have minimum volume, revenue requirements or exclusivity arrangements, so clients may (and do) vary their actual orders from us over time based on their own business needs, their satisfaction with the quality and pricing of our services, and a variety of other competitive factors. In addition, the timing of particular jobs or types of jobs at particular times of year (such as mail programs supporting the holiday shopping season or contact center programs supporting a specific event) may cause significant fluctuations in the operating results of our operations in any given quarter.
A large portion of our revenue is generated from a limited number of clients. The loss of a client or significant work from one or more of our clients could adversely affect our business.
Our largest client (measured in revenue) generated 11.2% of total revenues in 2023 and represented 11.2% of total accounts receivable as of December 31, 2023. Approximately 71.7% of our revenue for 2023 was generated by our 25 largest clients. While we typically have multiple projects with our largest customers which would not all terminate at the same time, the loss of one or more of our larger clients or even a single project or contract with one of our largest clients could adversely affect our business, results of operations, and financial condition if the lost revenues are not replaced with profitable revenues from that client or other clients.

Our industry is subject to intense competition and dynamic changes in business model, which in turn could cause our operations to suffer.
The B2B services industry is highly competitive, highly fragmented, and subject to rapid change. We believe the principal competitive factors in this market are breadth, depth, and quality of service offerings, ability to tailor specific solutions to the needs of clients and their customers, the ability to attract, train, and retain qualified staff, cybersecurity infrastructure, compliance rigor, global delivery capabilities, pricing, and marketing and sales capabilities. We compete for business with a variety of companies, as well as in-house operations of existing and potential clients. If our clients place more focus on in-house marketing or utilize new or emerging technologies to internalize these operations, the size of the market for third-party service providers like us could reduce significantly. Similarly, if competitors offer their services at lower prices to gain market share or provide services that gain greater market acceptance than the services we offer or develop, the demand for our services may decrease.
Specialized providers or new entrants can enter our markets by developing new systems or services that could impact our business. The opportunity for new entrants in our industry may expand as digital engagement and offerings increase in importance. New competitors, new strategies by existing competitors or clients, and consolidation among clients or competitors could result in significant market share gain by our competitors, which could have an adverse effect on our revenue.
Some emerging technologies, such as AI, Robotic Process Automation, Machine Learning, Voice of the Customer, Interactive Voice Response, and Internet of Things, may cause an adverse shift in the way certain of our existing business operations are conducted, including by replacing human contacts with automated or self-service options, or by decreasing the size of the available market. We also expect our competitors to continue to improve their technology infrastructure, including with the use of AI and machine learning solutions, to interact with clients and prospects, automate their services, process and analyze large amounts of data and grow their customer base. Our ability to innovate our own technology infrastructure and appropriately grow our CX solutions offerings using these tools (and predicting the next generation of such tools) will affect our ability to compete. We may be unsuccessful at anticipating or responding to new developments on a timely and cost-effective basis, and our use of technology may differ from accepted practices in the marketplace. Certain of our solutions may require lengthy and complex implementations that can be subject to changing client preferences and continuing changes in technology, which can increase costs or adversely affect our business.
Current and future competitors may have significantly greater financial and other resources than we do, and they may sell competing services at lower prices or at lower profit margins, resulting in pressures on our prices and margins.
The size of our competitors varies widely across vertical markets and service lines. Some of our competitors have significantly greater financial, technical, marketing, and other resources than we do in one or all of our market segments. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies, methodologies, and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale, and support of innovative products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue, or margins. Some of our competitors also may choose to sell products or services that compete with ours at lower prices by accepting lower margins and profits or may be able to sell products or services that compete with ours at lower prices given proprietary ownership of data, technical superiority, a broader or deeper product or experience set, greater capital resources or economies of scale. Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations and could also harm our ability to retain clients or obtain new customers on favorable terms. Competitive pricing pressures tend to increase in difficult or uncertain economic environments, due to reduced marketing expenditures of many of our clients and prospects, and in turn negatively impact the competitive business environment for marketing service providers such as our company.
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
Our success depends on our ability to effectively and consistently staff and execute client engagements within the agreed upon time frame and budget. Depending on the needs of our clients, our engagements may require customization, integration, and coordination of a number of complex product and service offerings and execution across many facilities. Moreover, in some of our engagements, we rely on subcontractors and other third parties to provide some of the services to our clients, and we cannot guarantee that these third parties will effectively deliver their services, that we will be able to easily suspend work with contractors that are not performing adequately, or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services as we are generally responsible for the work of these sub-contractors. Other contingencies and events outside of our control may also impact our ability to provide our products and services, such as pandemics or other national or global health crisis or severe weather events that could disrupt our delivery networks. Our failure to effectively and timely staff, coordinate, and execute our client engagements may adversely impact existing client relationships, the amount or timing of payments from our clients and our reputation in the marketplace as well as our ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients and other customers may not provide us with sufficient protections against claims for lost profits or other claims for damages.
We may experience in the future, reduced demand for our products and services due to the financial condition and marketing budgets of our clients and other factors that may impact the industry verticals that we serve.
Marketing budgets are largely discretionary in nature, and as a consequence are easier to reduce in the short-term than other expenses. Our customers have in the past, and may in the future, respond to their own financial constraints, whether caused by weak economic conditions, weak industry performance or client-specific circumstances, by reducing their marketing spend. For instance, in light of the current inflationary environment and increased cost of capital due to rising interest rates, our customers may reduce the amount of services we provide to them, for among other reasons, to preserve liquidity. Customers may also be slow to restore their marketing budgets to prior levels during an economic recovery and may respond similarly to adverse economic conditions in the future. Our revenues are dependent on national, regional, and international economies and business conditions. A long-lasting economic recession, regardless of the cause, or anemic recovery in the markets in which we operate could have material adverse effects on our business, financial position, or operating results. Similarly, industry or company-specific factors may negatively impact our clients and prospective clients, and in turn result in reduced demand for our products and services, client insolvencies, collection difficulties or bankruptcy preference actions related to payments received from our clients. We may also experience reduced demand as a result of consolidation of clients and prospective clients in the industry verticals that we serve.
We must effectively manage our costs to be successful. If we do not achieve our cost management objectives, our financial results could be adversely affected.
Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditures across our operations. In 2023, our management team formed a project team focused on cost-saving initiatives and other restructuring efforts. The program named Project Elevate created and changed processes in each of our business segments to transform the operational cost structure of the company and change the culture to be more agile, optimize the structure, and cost justify all activities of the organization. A transformational office was established at the beginning of 2024 with the mandate to manage and measure these initiatives on a go forward basis. However, we may not be able to recognize all identified potential savings and even if we are able to recognize the identified savings, such cost savings may be insufficient to achieve our cost management objectives. To the extent that we do not successfully manage our costs our financial results may be adversely affected.
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
Our operations rely on the ability of our employees to work at specially equipped facilities to perform services for our clients. Although we have some excess capacity and redundancy, we do not have sufficient excess capacity or redundancy (in equipment, facilities, or personnel) to maintain our standard service and operational levels for an extended period of time if we are unable to use one of our major facilities. Outsourcing these processes to facilities not owned by us is not a viable option. Should we lose access to a facility for any reason, including as a result of pandemics, terrorist incident or natural disaster, our service levels are likely to decline or be suspended and clients would go without service or secure replacement services from a competitor. As a consequence of such an event, we would suffer a reduction in revenues and harm to (and loss of) client relationships.
If our new leaders are unsuccessful, or if we continue to lose key management and are unable to attract and retain the talent required for our business, our operating results could suffer.
Over the past few years, we have replaced many of our leaders (including our Chief Executive Officer, and Chief Financial Officer), some a number of times. If our new leaders fail in their new and additional roles and responsibilities (and more generally if we are unable to attract additional leaders with the necessary skills to manage our business) our business and its operating results may suffer. Further, our prospects depend in large part upon our ability to attract, train, and retain experienced technical, client services, sales, consulting, marketing, and management personnel. While the demand for personnel is also dependent on employment levels, competitive factors, and general economic conditions, our recent business performance may diminish our attractiveness as an employer. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position, or operating results.
Interest rate increases could affect our results of operations, cash flows and financial position.
Interest rate fluctuations in Europe and the United States may affect the amount of interest we earn on cash equivalents. Our Credit Facility bears interest based upon the Secured Overnight Financing Rate. Our results of operations, cash flows, and financial position could be materially or adversely affected by significant increases in interest rates. We also have exposure to interest rate fluctuations in the United States, specifically money market, the value of our pension obligations and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position, or operating results. Increased interest rates have put upward pressure on pricing and purchasing power. Pricing pressure has led to some wage inflation which could adversely affect our margins and profitability if it persisted for a long time or wage pressure increased.
We are subject to risks associated with operations outside the United States
Harte Hanks conducts business outside of the United States. During 2023, approximately 9.6% of our revenues were derived from operations outside the United States, primarily in Europe and Asia. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:
•changes in local, national, and international legal requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes, or export license requirements;
•higher rates of inflation;
•the potential for nationalization of enterprises;
•less favorable labor laws that may increase employment costs and decrease workforce flexibility;
•potentially adverse tax treatment;
•less favorable foreign intellectual property laws that would make it more difficult to protect our intellectual property from misappropriation;
•more onerous or differing data privacy and security requirements or other marketing regulations;

•longer payment cycles;
•social, economic, and political instability;
•regional armed conflicts, as well as any additional economic sanctions adopted in response to such actions;
•the differing costs and difficulties of managing international operations;
•modifications to international trade policy or the imposition of increased or new tariffs, quotas or trade barriers on key commodities; and
•geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the availability, cost, and terms of mortgage funds).
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
Risks Related to Cybersecurity and Technology
Privacy, information security and other regulatory requirements may prevent or impair our ability to offer our products and services.
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
We anticipate new regulations will continue to be proposed and adopted in the future in the jurisdictions in which we operate and/or generate revenue. We also expect any new regulations will reflect the growing trends common to current privacy, data protection and marketing laws requiring companies to bear the burden of proving compliance efforts through demonstrable records, and may subject companies to significant fines and penalties should they violate any substantive or technical requirement. We may implement additional safeguards, controls and measures in response to these changes and trends; and may be required to change or limit our service offerings.
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

Uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of artificial intelligence, may result in risks and challenges that could impact our business.
We utilize new and emerging technologies, including AI, in our solutions and services. As with many innovations, AI presents risks and challenges that could significantly disrupt our business model. If we do not execute on AI effectively, this could result in loss of revenue and reduced margins.
Our success depends, in part, on our ability to continue to acquire, develop, and implement solutions that meet the evolving needs of our clients. The rapid evolution of AI will require us to expend resources to develop, test, and implement solutions that utilize AI effectively, which may lead us to incur significant expense to maintain a competitive advantage within the industry. We will also be required to attract, motivate, and retain top professionals with the skills necessary to execute our strategy relating to AI, machine learning and other emerging technologies. If we do not employ new technologies, including AI, as quickly or efficiently as our competitors, or if our competitors develop more cost-effective or client-preferred technologies, it could have a material adverse effect on our ability to win and retain business from clients, which would adversely affect our business.
The regulatory landscape surrounding AI and generative AI technologies is also evolving, and the ways in which these technologies will be regulated by governmental authorities, self-regulatory institutions, or other regulatory authorities remains uncertain. Such regulations may result in significant operational costs or constrain our ability to develop, deploy, or maintain these technologies.
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
The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, remnant data exposure, computer viruses, denial of service attacks, accidents, employee error or malfeasance, “social engineering” and “phishing” attacks, intentional misconduct by computer “hackers” and other disruptions can occur, and infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls, and exposed or unprotected customer data can exist that (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) compromise the security of our or our customers' systems and data, which exposes confidential information to unauthorized third parties. We are a target of cyber-attacks of varying degrees on a regular basis. Over time, the techniques used to conduct these cyber-attacks, as well as the sources and targets of these attacks, have become increasingly sophisticated and, in some cases, have been but, are often not recognized until such attacks are launched or have been in place for some time. In addition, there has been an increase in cyber-attacks conducted or sponsored by capable and well-funded “nation state” operators. The Company expects that the sophistication and techniques of cyber-threats will continue to evolve with the rapid development and increased adoption of AI and machine-learning technologies.

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
Risks Related to our Capital Structure and Common Stock
The covenants in the Credit Facility may limit the Company’s operating and financial flexibility.
The Credit Facility and the terms under which we borrow money under any future credit facilities or other agreements could have significant consequences for our business. The Credit Facility includes covenants currently restricting or potentially restricting the Company’s and its subsidiaries’ ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens, consummate mergers or acquisitions, liquidate, dissolve, suspend or cease operations, or modify accounting or tax reporting methods (other than as required by the generally accepted accounting principles in the United States of America).
Covenant and ratio requirements may limit the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations and capital needs. Specifically, the amount and terms of the Company’s indebtedness could:
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, including limiting our ability to invest in our strategic initiatives, and consequently, place us at a competitive disadvantage;
•reduce the availability of our cash flows that would otherwise be available to fund working capital, capital expenditures, acquisitions, and other general corporate purposes; and
•result in higher interest expense in the event of increases in interest rates, as discussed below under the Risk Factor “Interest rate increases could affect our results of operations, cash flows, and financial position.”
In addition, a failure to comply with these restrictions or to maintain the financial measures and ratios contained in the Credit Facility or future debt instruments could lead to an event of default that could result in an acceleration of debt repayment obligations, and refinancing existing letters of credit.
Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.
Pension benefits represent significant financial obligations. As of December 31, 2023, we had approximately $37.7 million of unfunded pension liabilities. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to our plans. We utilize the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. Differences between actual pension expenses and liability amounts from these estimated expense and liabilities may adversely impact our results of operations and cash flows.
Our operations are located on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.
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
The price at which our common stock has traded in recent years has fluctuated greatly and has declined significantly. Our common stock price may continue to be volatile due to several factors including the following (some of which are beyond our control):
•variations in our operating results from period to period and variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;
•the development and sustainability of an active trading market for our common stock;
•unanticipated developments with client engagements or client demand, such as variations in the size, budget, or progress of engagements, variability in the market demand for our services, client consolidations, and the unanticipated termination of several major client engagements;
•announcements of developments affecting our businesses;
•competition and the operating results of our competitors;
•the overall strength of the economies of the markets we serve and general market volatility; and
•other factors discussed elsewhere in this Item 1A, “Risk Factors.”
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
We rely on our technology infrastructure and information systems to interact with our clients, our employees, to sell our services, to utilize our data, to support and grow our client base, and to bill, collect, and make payments. Our technology infrastructure and information systems also support and form the foundation for our accounting and finance systems and form an integral part of our disclosure and accounting control environment. Our internally developed system and processes, as well as those systems and processes provided by third-party vendors that we contract with, may be susceptible to damage or interruption from cybersecurity threats, which include any unauthorized access to our information systems, and which may result in adverse effects on the confidentiality, integrity, or availability of such systems or the related information. Potential cybersecurity threats include terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches. Such attacks have become more and more sophisticated over time, especially as threat actors have become increasingly well-funded by, or themselves include, governmental actors or other actors with significant means. We expect that sophistication of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies.
We have implemented robust processes to assess, identify, and manage cybersecurity risks, including potentially material risks, related to our internal information systems and our products. Our Board of Directors, our internal Risk Steering Committee, in conjunction with our Chief Security Officer ("CSO"), have direct oversight of our management of cybersecurity risks.
Our CSO and the Risk Steering Committee ("RSC") oversees our enterprise risk management process. Under the direction and supervision of our CSO, we conduct an annual comprehensive enterprise risk assessment, which includes details of our management of enterprise-wide risk topics, such as those related to cybersecurity risks. The Board of Directors receives the full results of the annual enterprise risk assessment, including an evaluation of cybersecurity risks presented, a detailed description of the actions we have taken to mitigate these risks, and an analysis of cybersecurity threats and incidents across the industry. The CSO and RSC reviews the results of the enterprise risk assessment in detail with management on a regular basis and reports its findings, as needed, to the Board of Directors.
Our CSO, reporting to our Chief Technology Officer, and in conjunction with our IT Department, has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the systems necessary to address such risks and threats and preparing updates for the Board of Directors. Our CSO has 3 decades of information technology and cybersecurity experience with the last 6 years leading the cybersecurity activities at Harte Hanks, as well as participating in numerous cyber readiness exercises with US Government agencies, and has specialized training in cybersecurity risk management, cloud security and holds a CISSP certification offered by ISC2. Our CSO is also responsible for the operation of our cybersecurity program, and management of our cybersecurity incident response team.
As mentioned above, in response to the increasing threats presented by cyber incidents, in 2020 we established the RSC, which meets regularly. This committee is comprised of our Chief Technology Officer, our General Counsel / Privacy Officer, our Head of Human Resources, each Director of Operations of each of our business units, our Chief Financial Officer and our Chief Executive Officer, as well as other key leaders. The RSC (in conjunction with the CSO), oversees activities related to the monitoring, prevention, detection, mitigation and remediation of cybersecurity risks. The RSC, along with our CSO, develops and implements cybersecurity risk mitigation strategies and activities throughout the year, including the management of comprehensive incident response plans, oversees the cybersecurity risks posed by third-party vendors, and receives regular updates on cybersecurity-related matters.
We have adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to continually evaluate and enhance our cybersecurity procedures. Activities include mandatory yearly online training for all employees, technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation, the evaluation and retention of cybersecurity insurance, periodic assessments of third-party service providers to assess cyber preparedness of key vendors, and running simulated cybersecurity drills, including vulnerability scanning, penetration testing and disaster recovery exercises, throughout the organization. These cybersecurity drills are performed both in-house and by third-party service providers. We use automated tools that monitor, detect, and prevent cybersecurity risks and have a security operations center that operates 24 hours a day to alert us to any potential cybersecurity threats. As noted above, our RSC also has effected comprehensive incident response plans that outline the appropriate communication flow and response for certain categories of potential cybersecurity incidents. The RSC escalates events, including to the Chief Executive Officer and Board of Directors, as relevant, according to pre-defined criteria.
ITEM 2.    PROPERTIES
Our headquarters is located in Chelmsford, MA. We lease office and fulfillment facilities around the world, primarily in the United States, Europe and Asia.
As of December 31, 2023, we operated the following types of facilities in the following locations:

Domestic Offices	International Offices	Operational Warehouses
Chelmsford, Massachusetts	Hasselt, Belgium	East Bridgewater, Massachusetts
St. Petersburg, Florida	Iasi, Romania	Kansas City, Kansas
Deerfield Beach, Florida	Manila, Philippines	Lenexa, Kansas
	Uxbridge, United Kingdom	Hasselt, Belgium
As of December 31, 2023, our operational facilities were for the following use and square footage by segment:

Description of Use	United States	International	Total
Office space	24,313	60,650	84,963
Fulfillment facilities	736,845	35,725	772,570
Total	761,158	96,375	857,533

Segment	Leased Sq Ft
Customer Care	54,964
Fulfillment & Logistics	772,570
Marketing Services	23,748
851,282
Corporate office	6,251
Total	857,533
We believe our facilities to be adequate for our business and operations as currently administered.
ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market
Our common stock is listed for trading on the NASDAQ under the symbol "HHS". As of January 31, 2024, there were approximately 743 common stockholders of record. The following tables set forth for the periods indicated, the high and low sale prices per share of the common stock as quoted by the NASDAQ.

Year Ended December 31, 2023	High	Low
1st Quarter	$14.24	$8.70
2nd Quarter	$9.50	$5.00
3rd Quarter	$6.70	$5.01
4th Quarter	$7.72	$5.39

Year Ended December 31, 2022	High	Low
1st Quarter	8.19	6.34
2nd Quarter	12.89	7.15
3rd Quarter	17.88	10.02
4th Quarter	12.84	9.81
Dividend Policy
The Company currently does not pay any dividends and any future payment is at the discretion of the Board of Directors.
Issuer Purchases of Equity Securities
The following table contains information about our purchases of equity securities during the fourth quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar amount that may yet be purchased under the program(1) (in thousands)
October 1 - 31, 2023	—	$—	—	$4,131
November 1 - 30, 2023	—	$—	—	$4,131
December 1 - 31, 2023	—	$—	—	$4,131
Total	—	$—	—
(1)During the fourth quarter of 2023, we did not purchase any shares of our common stock through our stock repurchase program that was publicly announced on May 2, 2023. Under this program, our Board had authorized us to spend up to $6.5 million to repurchase shares of our outstanding common stock. After giving effect to these repurchases, we have remaining authority of $4.1 million to repurchase shares remaining under the program.
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
We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature and, as a consequence, are easier for our clients to reduce in the short-term than other expenses. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, the financial condition of and budgets available to our clients, and regulatory factors, among other factors. Due to the recent increases in inflation and interest rates throughout the globe, and other geopolitical uncertainties, including but not limited to the ongoing armed conflicts in multiple regions, there is continued uncertainty and significant volatility and disruption in the global economy and financial markets. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to appropriately reflect our operations and outlook.
Management is closely monitoring inflation and wage pressure in the market, and the potential impact on our business. While inflation has not had a material impact on our business, it is possible a material increase in inflation could have an impact on our clients, and in turn, on our business.
Recent Developments
Project Elevate
Our management team continuously reviews and adjusts our cost structure and operating footprint to optimize our operations, and invest in improved technology. During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. Reorganization savings from Project Elevate executed from 2024 to 2026 are estimated to be $16 million.

Results of Operations
Operating results from operations were as follows:

	Year Ended December 31,
In thousands, except per share amounts	2023	% Change	2022
Operating revenue	$191,492	-7.2%	$206,278
Operating expenses	188,133	-1.6%	191,171
Operating income	$3,359	-77.8%	$15,107
Operating margin	1.8%	-76.0%	7.3%
Other expense (income), net	5,278	-225.5%	(4,206)
Income tax benefit	(349)	-98.0%	(17,463)
Net (loss) income	$(1,570)	-104.3%	$36,776

Diluted EPS from operations	$(0.21)	-104.5%	$4.75
Year Ended December 31, 2023 vs. Year Ended December 31, 2022
Consolidated Results
Revenues
Revenues of $191.5 million for the year ended December 31, 2023 decreased $14.8 million, or 7.2%, when compared to $206.3 million for the year ended December 31, 2022. Revenue in our Marketing Services declined $9.8 million, or 18.4%, to $43.2 million, revenue in our Customer Care segment declined $3.9 million, or 5.8%, to $63.3 million and revenue in our Fulfillment & Logistics Services declined $1.1 million, or 1.3%, to $85.0 million.
Operating Expenses
Operating expenses of $188.1 million for the year ended December 31, 2023 decreased $3.0 million, or 1.6%, when compared to $191.2 million for the year ended December 31, 2022.
Labor costs decreased by $6.7 million, or 6.4%, when compared to the year ended December 31, 2022, primarily due to the reduction in workforce in our Customer Care and Marketing Service segment as a result of the lower revenue which was partially offset by higher severance expenses.
Production and Distribution expenses decreased $2.4 million, or 3.8%, when compared to the year ended December 31, 2022, primarily driven by lower brokered cost, or outsourced costs due to the lower brokered revenue.
Advertising, Selling and General and Administrative expenses decreased $1.2 million or 5.6%, when compared to the year ended December 31, 2022 primarily due to the reduced professional service expense.
Depreciation expense increased $1.5 million, or 55.3%, when compared to the year ended December 31, 2022, primarily due to the addition of our new ERP system.
Restructuring expenses were $5.7 million for the year ended December 31, 2023. The restructuring expenses included $4.6 million of consulting expenses, $0.8 million in lease impairment expense, $0.2 million of severance charges, and $0.1 million of facility related and other expenses.
The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Transportation rates have increased over the last few years due to demand and supply fluctuations within the transportation industry. Future changes in transportation expenses will continue to impact our total production costs and total operating expenses and in turn our margins, which may have an impact on future demand for our supply chain management services. Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Other Expense (Income), net
Interest income, net, for the year ended December 31, 2023 was $135 thousand as compared to the interest expense, net of $438 thousand for the year ended December 31, 2022. The $573 thousand improvement was primarily contributed by the interest income we received from our tax refund claims during the first quarter of 2023.
Total other expense, net was $5.4 million for the year ended December 31, 2023, when compared to other income, net of $4.6 million for the year ended December 31, 2022. This $10.0 million increase in other expense was primarily attributable to a $8.9 million change in foreign currency revaluation gain as well as $2.5 million gain from the sale of unused IP addresses which were no longer useful to the Company in 2022. We do not expect the sale of IP addresses, in the future, if any, to generate a significant amount of other income.
Income Tax Benefit
Our 2023 income tax benefit was $0.3 million for the year ended December 31, 2023, when compared to tax benefit of $17.5 million for the year ended December 31, 2022. The decrease in benefit of $17.1 million was primarily related to the removal of the majority of the U.S. valuation allowance for the year ended December 31, 2022.
Segment Results
The following is a discussion and analysis of the results of our reporting segments for the years ended December 31, 2023 and 2022. There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenues, operating income and operating income plus depreciation and amortization (“EBITDA”).
Marketing Services:

	Year Ended December 31,
In thousands	2023	% Change	2022
Operating revenues	$43,204	-18.4%	$52,975
EBITDA	5,425	-26.1%	7,344
Operating Income	5,113	-26.8%	6,982
Operating Income % of Revenue	11.8%	-10.2%	13.2%
Marketing Services segment revenue declined $9.8 million, or 18.4%, due to the decline of marketing spend and the loss of a customer. Operating income for the year ended December 31, 2023 decreased $1.9 million due to the reduction in contribution margin from the revenue decrease, which was partially offset by reductions in operating expense associated with lower revenue.
Customer Care:

	Year Ended December 31,
In thousands	2023	% Change	2022
Operating revenues	$63,327	-5.8%	$67,205
EBITDA	10,702	-12.0%	12,167
Operating Income	9,422	-16.5%	11,283
Operating Income % of Revenue	14.9%	-11.4%	16.8%
Customer Care segment revenue declined $3.9 million, or 5.8%, primarily due to the decrease in both non-recurring pandemic-related projects and a large non-recurring recall project in 2022 which was partially offset by $9.7 million revenue from InsideOut. Operating Income for the year ended December 31, 2023 was $9.4 million, a decrease of $1.9 million when compared to the prior year due to lower revenue which was partially offset by lower operating expense driven by improved operational efficiency.

Fulfillment & Logistics:

	Year Ended December 31,
In thousands	2023	% Change	2022
Operating revenues	$84,961	-1.3%	$86,098
EBITDA	8,857	-16.4%	10,593
Operating Income	7,714	-21.0%	9,769
Operating Income % of Revenue	9.1%	-20.0%	11.3%
Fulfillment & Logistics Services segment revenue declined $1.1 million, or 1.3%, primarily due to the lower revenue from the existing customers. For the year ended December 31, 2023 operating income was $7.7 million, a decrease of $2.1 million when compared to the prior year primarily due to the change in revenue mix and higher transportation costs.
Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $18.4 million and $10.4 million as of December 31, 2023, and 2022, respectively. As of December 31, 2023, we had the ability to borrow an additional $24.2 million under our Credit Facility. The money deposited in an escrow account to satisfy the contingent payment obligations for the acquisition of InsideOut is not included in our cash and cash equivalent balances as of December 31, 2023.
We received $2.5 million in tax refund in 2022 and received an additional tax refund of $5.3 million in March 2023, as a result of the change to the tax NOL carryback provisions included in the CARES Act.
Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings available under our Credit Facility. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditures. At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations such as finance and operating leases and unfunded pension plan benefit payments and other needs for our operations in the short term and beyond. Although the Company believes that it will be able to meet its cash needs for the short and medium term, if unforeseen circumstances arise the company may need to seek alternative sources of liquidity.
Operating Activities
Net cash provided by operating activities was $10.5 million for the year ended December 31, 2023, when compared to cash provided by operating activities of $28.8 million for the year ended December 31, 2022. The $18.3 million year-over-year decrease in cash provided by operating activities was primarily due to the $38.3 million lower net income which was partially offset by absorption of deferred taxes of $18.4 million in the year ended December 31, 2023, and smaller year over year changes in current assets and liabilities.
Investing Activities
Net cash used in investing activities was $2.3 million for the year ended December 31, 2023, compared to cash used in investing activities of $11.5 million for the year ended December 31, 2022. The $9.2 million decrease was mainly due to the $6.3 million of cash used and returned from escrow from acquisition activities and $3.0 million less cash used to purchase property, plant and equipment in the year ended December 31, 2023, when compared to the year ended December 31, 2022.
Financing Activities
Net cash used in financing activities was $3.2 million for the year ended December 31, 2023, compared to $15.8 million net cash used in financing activities for the year ended December 31, 2022. The $12.6 million decrease in cash used in financing activities was primarily due to the $10.0 million used for the repurchase of preferred stock and the $5.0 million repayment of the borrowings under our Credit Facility in the year ended December 31, 2022, as compared to the $2.4 million used for the repurchase of common stock in the year ended December 31, 2023.

Foreign Holdings of Cash
Consolidated foreign holdings of cash as of December 31, 2023, and 2022 were $5.4 million and $3.4 million, respectively. The Company will repatriate foreign cash holdings when and if it is financially efficient to do so.
Long Term Debt
On December 21, 2021, the Company entered into a three-year, $25.0 million asset-based revolving credit facility (the “Credit Facility”) with Texas Capital Bank ("TCB"). The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”). The Credit Facility is secured by substantially all the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, between the Company, TCB and the Guarantors (the “Security Agreement”). On December 31, 2023, the Company extended the maturity date for the Credit Facility by a period of six (6) months, up to June 30, 2025. The extension extended the Credit Facility under substantially similar terms and conditions as originally executed.
The Credit Facility provides for loans up to the lesser of (a) $25.0 million, and (b) the amount available under a “borrowing base” calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The Credit Facility allows the Company to use up to $3.0 million of its borrowing capacity to issue letters of credit.
The loans under the Credit Facility accrue interest at a varying rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025.
The Company may repay and reborrow all or any portion of the loans advanced under the Credit Facility at any time, without premium or penalty. The Credit Facility is subject to mandatory prepayments (i) from the net proceeds of asset dispositions not otherwise permitted under the Credit Facility; (ii) if the unpaid principal balance under the Credit Facility plus the aggregate face amount of all outstanding letters of credit exceeds the borrowing base; (iii) in an amount equal to 50% of the net proceeds of issuances of capital stock (subject to customary exceptions); or (iv) in an amount equal to the net proceeds from any issuance of debt not otherwise permitted under the Credit Facility.
The Credit Facility contains certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens, consummate mergers or acquisitions, liquidate, dissolve, suspend or cease operations, or modify accounting or tax reporting methods (other than as required by U.S. GAAP).
As of December 31, 2023 and 2022, the Company had no borrowings outstanding under the Credit Facility. At each of December 31, 2023, and 2022, the Company had letters of credit in the amount of $0.8 million outstanding. No amounts were drawn against these letters of credit as of December 31, 2023, and 2022. These letters of credit exist to support insurance programs relating to workers’ compensation, and general liability. We had no other off-balance sheet financing arrangements as of December 31, 2023, and 2022.
As of December 31, 2023, we had the ability to borrow an additional $24.2 million under the Credit Facility.
Dividends
We did not pay any dividends in either 2023 or 2022. Any future dividend declaration can be made only upon, and subject to, approval of our Board of Directors, based on its business judgment.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. During 2023, we repurchased 0.4 million shares of common stock for a total combined purchase price of $2.4 million.

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
Critical Accounting Estimates
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
See Note B of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.
Income Taxes
We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. A material valuation allowance is recorded for foreign and specific state jurisdictions.
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
Legal and Other Contingencies
The Company is subject to various legal proceeding and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgement. Resolution of legal matters in a manner inconsistent with management's expectations could have a material impact on the Company's financial condition and operating results.

Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (FASB) issued accounting standards update ("ASU") 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The Company adopted this standard on January 1, 2023, on a prospective basis and did not have a material impact on the Company's financial statements.
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued new guidance that simplified the accounting for income taxes. This standard became effective for the Company in fiscal year 2022 and did not have a material impact on the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning with the fiscal year ending November 30, 2025 and for interim reporting periods beginning in fiscal year 2026. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its consolidated financial statements disclosure.
In December 2023, the FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the fiscal year ending after November 30, 2026. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements required to be presented under Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page 35 of this Form 10-K (Financial Statements).
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
Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting even though most of our employees have work remotely. We are continually monitoring and assessing the impact of this remote working arrangement on our internal controls to minimize the impact on their design and operating effectiveness.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated herein by reference as a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1)	Financial Statements

The financial statements filed as part of this report and referenced in Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page 35 of this Form 10-K (Financial Statements).

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

Exhibit No.	Description of Exhibit
*3.1	Amended and Restated Certificate of Incorporation as amended through May 5, 1998.
*3.2	Certificate of Amendment of Incorporation dated January 31, 2018.
3.3	Certificate of Designation of Series A Preferred Stock of Harte Hanks, Inc. (filed as Exhibit 3.1 to the company's form 8-K dated January 29, 2018).
*3.4	Fifth Amended and Restated Bylaws.
3.5	Elimination of Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Harte Hanks, Inc. (filed as Exhibit 3.1 to the Company's Form 8-K dated March 24, 2023).
*10.01	Loan Agreement, dated December 21, 2021, among Harte Hanks, Inc. the subsidiary guarantors party thereto and Texas Capital Bank, National Association.
*10.02	Security Agreement, dated December 21, 2021, between Harte Hanks, Inc. and Texas Capital Bank, National Association.
10.03	Harte Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 27, 2008).
10.04	First Amendment to the Harte Hanks, Inc. Amended & Restated Restoration Pension Plan, dated October 11, 2016 (filed as Exhibit 10.1 to the Company's Form 8-K dated October 14, 2016).
10.05	Securities Purchase Agreement, dated January 23, 2018, by and between Harte Hanks, Inc. and Wipro, LLC (filed as Exhibit 10.1 to the company's Form 8-K dated January 29, 2018).
10.06	Amended and Restated Harte Hanks 2013 Omnibus Incentive Plan effective September 13,2018 (filed on Form S-8 file number 333-227325 as exhibit 4.1).
*10.07	Harte Hanks, Inc. 2020 Equity Incentive Plan, dated August 3, 2020 (as filed S-8 file number 333-240325).
10.08	Employment Agreement between the Company and Brian Linscott, effective as of June 23, 2021 (filed as Exhibit 10.2 to the company's Form 8-K, dated June 23, 2021).
10.09	Employment Agreement between the Company and Kirk Davis, effective as of June 19, 2023 (filed as Exhibit 10.1 to the company's Form 8-K, dated June 20, 2023).
*10.10	Separation Agreement between the Company and Brian Linscott effective as of June 21, 2023.
10.11	Hart Hanks Inc. 2023 Inducement Equity Incentive Plan (Filed as Exhibit 99.01 to the company's Form S-8 on August 25, 2023 as file number 333-274226).
10.12	Separation Agreement between the Company and Lauri Kearnes effective as of October 15, 2025 (filed as Exhibit 10.1 to the company's Form 8-K, dated October 17, 2023).
10.13
First Amendment to Loan Agreement, effective December 29, 2023, among Harte Hanks Inc. the subsidiary guarantors party thereto and with Texas Capital Bank (filed as Exhibit 10.1 on 8-K dated January 5, 2024).

*21.1	Subsidiaries of Harte Hanks, Inc.
*23.1	Consent of Baker Tilly US LLP.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*97	Harte Hanks Clawback Policy.
*Filed or furnished herewith, as applicable

INDEX TO EXHIBITS (continued)
Exhibit No.	Description of Exhibit
*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	Inline XBRL Definition Linkbase Document.
*104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
*Filed or furnished herewith, as applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE HANKS, INC.

By:	/s/ Kirk Davis
Kirk Davis
Chief Executive Officer

Date:	April 1, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kirk Davis	/s/ David Garrison
Kirk Davis	David Garrison
Chief Executive Officer	Chief Financial Officer
Date: April 1, 2024	Date: April 1, 2024

/s/ John H. Griffin, Jr.	/s/ Genevieve C. Combes
John H. Griffin Jr., Director	Genevieve C. Combes, Director
Date: April 1, 2024	Date: April 1, 2024

/s/ David L. Copeland	/s/ Radoff, Bradley L
David L. Copeland, Director	Bradley L. Radoff, Director
Date: April 1, 2024	Date: April 1, 2024

/s/ Liz Ross
Liz Ross, Director
Date: April 1, 2024

Harte Hanks, Inc. and Subsidiaries
All schedules for which provision is made in the applicable rules and regulations of the SEC have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Harte Hanks, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harte Hanks, Inc. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contract with Customers

As described in Note C to the consolidated financial statements, the Company has three key revenue streams which consists of marketing services, customer care services, and fulfillment and logistics services. The nature of the services offered by each revenue stream is different, and the Company’s process for revenue recognition differs between each of the discrete revenue streams. Additionally, each revenue stream has a high volume of transactions where each contract has disparate pricing, including fixed price and variable, and performance obligations.

We identified revenue from contracts with customers as a critical audit matter. Obtaining an understanding of the complex process and accounting used in the Company’s revenue recognition and evaluating the processes for multiple revenue streams required significant auditor effort. Additionally, determining the nature and extent of our audit procedures and evaluating the overall sufficiency of the audit evidence required subjective auditor judgment.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include, among others:
a.We tested a sample of revenue transactions and compared the amount of revenue recorded with underlying supporting documentation, including third party source documents.
b.We obtained and read the customer contracts and evaluated the completeness of the performance obligations identified by management.
c.We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.
d.We evaluated the Company’s contracts and determined that management applied the appropriate accounting for each, including the identification of variable consideration, where applicable.
/s/ Baker Tilly US, LLP
We have served as the Company’s auditor since 2019.
Tewksbury, Massachusetts
April 1, 2024

Harte Hanks, Inc. and Subsidiaries Consolidated Balance Sheets	December 31,
In thousands, except per share and share amounts	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$18,364	$10,364
Accounts receivable (less allowance of $474 and $163 at December 31, 2023 and 2022)	34,313	39,700
Contract assets and unbilled accounts receivable	7,935	8,202
Prepaid expenses	1,915	2,176
Prepaid income tax and income tax receivable	1,758	4,262
Other current assets	928	1,607
Total current assets	65,213	66,311
Net property, plant and equipment	8,855	10,523
Right-of-use assets	25,417	19,169
Other assets
Intangible assets, net	2,820	3,540
Goodwill	1,926	2,398
Deferred tax assets, net	17,268	16,306
Other long-term assets	1,258	1,737
Total other assets	23,272	23,981
Total assets	$122,757	$119,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,176	$22,465
Accrued payroll and related expenses	5,615	6,679
Deferred revenue and customer advances	3,195	4,590
Customer postage and program deposits	1,815	1,223
Other current liabilities	9,495	2,862
Short-term lease liabilities	4,815	5,747
Total current liabilities	48,111	43,566
Pension liabilities - Qualified plans	10,540	18,674
Pension liabilities - Nonqualified plan	18,630	19,098
Long-term lease liabilities	23,691	16,575
Other long-term liabilities	1,928	3,263
Total liabilities	102,900	101,176

Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized,12,221,484 shares issued, 7,224,718 and 7,402,614 shares outstanding at December 31, 2023 and 2022, respectively	12,221	12,221
Additional paid-in capital	157,889	218,411
Retained earnings	844,920	846,490
Less treasury stock, 4,996,766 shares at cost at December 31, 2023 and 4,818,870 shares at cost at December 31, 2022	(951,083)	(1,010,012)
Accumulated other comprehensive loss	(44,090)	(48,302)
Total stockholders’ equity	19,857	18,808
Total liabilities and stockholders’ equity	$122,757	$119,984
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income

	Year Ended December 31,
In thousands, except per share amounts	2023	2022
Operating revenue	$191,492	$206,278
Operating expenses
Labor	97,968	104,620
Production and distribution	59,568	61,930
Advertising, selling, general and administrative	20,673	21,893
Restructuring expense	5,687	—
Depreciation and amortization expense	4,237	2,728
Total operating expenses	188,133	191,171
Operating income	3,359	15,107
Other expense (income), net
Interest (income) expense, net	(135)	438
Other expense (income), net	5,413	(4,644)
Total other expense (income), net	5,278	(4,206)
(Loss) income before income taxes	(1,919)	19,313
Income tax benefit	(349)	(17,463)
Net (loss) income	$(1,570)	$36,776

Less: Loss from redemption of Preferred stock	—	1,380
Less: Preferred stock dividends	—	—
Less: Earnings attributable to participating securities	—	—
(Loss) income attributable to common stockholders	$(1,570)	$35,396

(Loss) earnings per common share
Basic	$(0.21)	$4.98
Diluted	$(0.21)	$4.75

Weighted-average shares used to compute income per share attributable to common shares
Basic	7,310	7,101
Diluted	7,310	7,457

Comprehensive income, net of tax
Net (loss) income	$(1,570)	$36,776

Adjustment to pension liability	1,664	10,274
Foreign currency translation adjustments	2,548	(5,248)
Total other comprehensive income, net of tax	4,212	5,026

Comprehensive income	$2,642	$41,802
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

In thousands	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (loss) income	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	$9,723	$12,121	$290,711	$811,094	$(1,085,313)	$(53,328)	$(24,715)
Redemption of preferred stock	(9,723)	—	—	(1,380)	—	—	(1,380)
Issuance of common stock in connection with redemption of preferred stock	—	100	977	—	—	—	1,077
Stock-based compensation	—	—	2,493	—	—	—	2,493
Vesting of RSU's and issuance of Treasury stocks in connection with acquisition (see Note L)	—	—	(75,770)	—	75,301	—	(469)
Net income	—	—	—	36,776	—	—	36,776
Other comprehensive income						5,026	5,026
Balance at December 31, 2022	$—	$12,221	$218,411	$846,490	$(1,010,012)	$(48,302)	$18,808
Stock-based compensation	—	—	1,418	—	—	—	1,418
Vesting of RSU's and issuance of Treasury stocks in connection with acquisition (see Note L)	—	—	(61,940)	—	61,299	—	(641)
Repurchase of common stock	—	—	—	—	(2,370)	—	(2,370)
Net loss	—	—	—	(1,570)	—	—	(1,570)
Other comprehensive income	—	—	—	—	—	4,212	4,212
Balance at December 31, 2023	$—	$12,221	$157,889	$844,920	$(951,083)	$(44,090)	$19,857
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2023		2022
Cash Flows from Operating Activities
Net (loss) income	$(1,570)		$36,776
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization expense	4,237		2,728
Restructuring expense	861		—
Stock-based compensation	1,418		2,355
Net pension payment	70		(1,009)
Deferred income taxes	(1,474)		(19,843)
Changes in assets and liabilities, net of dispositions:
Accounts receivable, net and contract assets	5,654		3,843
Prepaid expenses, income tax receivable and other current assets	3,440		2,779
Accounts payable and accrued expense	844		6,200
Deferred revenue and customer advances	(1,395)		383
Customer postage and program deposits	592		(5,273)
Other accrued expenses and liabilities	(2,200)		(147)
Net cash provided by operating activities	10,477		28,792

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,812)		(5,800)
Proceeds from the sale of property, plant and equipment	3		57
Acquisition of InsideOut	500		(5,750)
Net cash used in investing activities	(2,309)		(11,493)

Cash Flows from Financing Activities
Repayment of borrowings	—		(5,000)
Debt financing costs	(45)		(131)
Payment of finance leases	(160)		(194)
Redemption of preferred stock	—		(10,026)
Repurchase common stock	(2,370)		—
Treasury stock activities	(641)		(469)
Net cash used in financing activities	(3,216)		(15,820)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,548		(5,248)

Net increase (decrease) in cash and cash equivalents and restricted cash	7,500		(3,769)
Cash and cash equivalents and restricted cash at beginning of year	11,364		15,133
Cash and cash equivalents and restricted cash at end of year	$18,864	(1)	$11,364

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$18,364		$10,364
Cash held in Escrow account included in other assets (see Note L)	500		1,000
	$18,864		$11,364

Supplemental disclosures
Cash paid for interest	$244		$273
Cash received for income taxes, net	$(2,899)		$(1,391)

Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable and accrued expense	$1,997		$2,048
Issuance of common stock	$—		$(1,077)
See Accompanying Notes to Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Note A — Background and Basis of Presentation
Background
Harte Hanks, Inc. together with its subsidiaries (“Harte Hanks,” “Company,” “we,” “our,” or “us”) is a leading global customer experience company. With offices in North America, Asia-Pacific and Europe, Harte Hanks works with some of the world’s most respected brands.
Basis of Presentation (including principles of consolidation)
Consolidation
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
Reclassifications
Certain amounts in the consolidated financial statements related to the prior years have been reclassified to conform to the current year’s presentation.
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
Note B — Significant Accounting Policies
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivables are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectability trends for the allowance for credit losses based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current and future economic conditions that may affect the Company's expectation of the collectability in determining the allowance for credit losses. Expected credit losses are recorded in the “Advertising, selling, general, and administrative” line of our Consolidated Statements of Comprehensive Income. As of December 31, 2023 and 2022, our accounts receivables, net, was $34.3 million and $39.7 million, respectively. The Company classifies unbilled receivables as Accounts receivable. The changes in the allowance for credit losses accounts consisted of the following:

	Year Ended December 31,
In thousands	2023	2022
Balance at beginning of year	$163	$266
Net charges to expense	321	(92)
Amounts recovered against the allowance	(10)	(11)
Balance at end of year	$474	$163
Unbilled receivables
For the majority of service contracts, the Company performs the services prior to billing the client, and this amount is captured as an unbilled receivable included in accounts receivable, net on the consolidated balance sheet. Billing usually occurs in the month after the Company performs the services or in accordance with the specific contractual provisions.
Geographic Concentrations
Depending on the needs of our clients, our services are provided through an integrated approach through eleven facilities worldwide, of which four are located outside of the U.S.
The following table provides information about the operations in different geographic area for the periods indicated:

Revenue(1)	Year Ended December 31,
In thousands	2023	2022
United States	$173,162	$183,470
Other countries	18,330	22,808
Total revenue	$191,492	$206,278
(1) Geographic revenues are based on the location of the service being performed.

Property, plant and equipment, net(2)	December 31,
In thousands	2023	2022
United States	$8,005	$10,219
Other countries	850	304
Total property, plant and equipment	$8,855	$10,523
(2) Property, plant and equipment are based on physical location.

Credit Risk and Concentration
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different industries and countries. We perform ongoing credit evaluation of our customers and generally do not require collateral. We maintain an allowance for estimated credit losses and bad debt expense on these losses was not material during the years ended December 31, 2023 and 2022. In the event that accounts receivable collection cycle deteriorates, our operating results and financial position could be adversely affected.
Our top customer represented 11.2% and 13.0% of total accounts receivable as of December 31, 2023 and 2022, respectively.
Revenue by Top Customers
The table below sets forth the percentage of our total revenue derived from our largest customers:

	Year Ended December 31,
	2023	2022
Top ten customers	48.5%	50.6%
Top twenty-five customers	71.7%	72.5%
Our top customer represented 11.2% and 12.2% of total revenue for the year ended December 31, 2023 and 2022, respectively.
Related Party Transactions
From 2016 until October 2020, we conducted business with Wipro, LLC (“Wipro”), whereby Wipro provided us with a variety of technology-related services. We have since terminated all service agreements with Wipro. Effective January 30, 2018, Wipro became a related party when it purchased 9,926 shares of our Series A Preferred Stock, for aggregate consideration of $9.9 million. On December 2, 2022, we completed the repurchase of all of our outstanding Preferred Stock from Wipro and as of said date Wipro is no longer a related party.
Revenue Recognition
We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services based on the relevant contract. We apply the following five-step revenue recognition model:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when (or as) we satisfy the performance obligation
Certain client programs provide for adjustments to billings based upon whether we achieve certain performance criteria. In these circumstances, revenue is recognized when the foregoing conditions are met. We record revenue net of any taxes collected from customers and subsequently remitted to governmental authorities. Any payments received in advance of the performance of services or delivery of the product are recorded as deferred revenue until such time as the services are performed or the product is delivered. Costs incurred for search engine marketing solutions payable to the engine host and postage costs of mailings are billed to our clients and are not directly reflected in our revenue.
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
Level 1Quoted prices in active markets for identical assets or liabilities.
Level 2Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents and restricted cash, accounts receivable, trade payables, and long-term debt. The fair value of the assets in our funded pension plan is disclosed in Note H, Employee Benefit Plans.
Property, Plant and Equipment
Property, plant and equipment, net consist of the following:

	Year Ended December 31,
In thousands	2023	2022
Property, plant and equipment
Buildings and improvements	$4,635	$4,387
Equipment and furniture	20,881	20,478
Software	18,030	20,724
Software development and equipment installations in progress	1,842	8,947
Gross property, plant and equipment	45,388	54,536
Less accumulated depreciation	(36,533)	(44,013)
Net property, plant and equipment	$8,855	$10,523
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The general ranges of estimated useful lives are:

Years
Buildings and improvements	3 to 40
Software	2 to 10
Equipment and furniture	3 to 20
For the year ended December 31, 2023, the Company recorded $3.4 million of depreciation expense compared to $2.5 million for the year ended December 31, 2022.
Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We recorded $0.1 million and $0.2 million of impairment of long-lived assets in 2023 and 2022, respectively.

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
The Company has three reporting segments, but the current goodwill balance is booked in the Customer Care segment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative goodwill impairment test. There is no goodwill impairment as of December 31, 2023.
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
The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparing the assets’ book value to future net undiscounted cash flows that the assets are expected to generate to determine if a write-down to the recoverable amount is appropriate. If such assets are written down, an impairment will be recognized as the amount by which the book value of the asset group exceeds the recoverable amount. There is no impairment of our intangible assets as of December 31, 2023.

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
Reserve for Healthcare, Workers’ Compensation, Automobile and General Liability
We are self-insured for the majority of our healthcare insurance. We pay actual medical claims up to a stop loss limit of $0.3 million. Our workers’ compensation programs are a guaranteed cost program. The reserve is estimated using current claims activity, historical experience, and claims incurred but not reported. We use loss development factors that consider both industry norms and company specific information. Our liability is recorded at the estimate of the ultimate cost of claims at the balance sheet date. On December 31, 2023 and 2022, our reserve for healthcare, workers’ compensation, net, automobile, and general liability was $1.1 million, for the year ended December 31, 2023 and 2022, respectively. Periodic changes to the reserve for workers’ compensation, automobile and general liability are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income.
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
Recent Accounting Guidance Not Yet Adopted
In November 2023, the FASB issued accounting standards update (“ASU”) 2023-07, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning with the fiscal year ending November 30, 2025, and for interim reporting periods beginning in fiscal year 2026. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the fiscal year ending after November 30, 2026. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.

Note C - Operating revenue from Contracts with Customers
Under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (“ASC 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the new standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.
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
Disaggregation of Revenue
We disaggregate revenue by three key revenue streams which are aligned with our business segments. The nature of the services offered by each key revenue stream is different. The following tables summarize revenue from contracts with customers for the years ended December 31, 2023, and 2022 from our three business segments and the pattern of revenue recognition:

	For the Year Ended December 31, 2023
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$38,950	$4,254	$43,204
Customer Care	63,327	—	63,327
Fulfillment & Logistics Services	69,038	15,923	84,961
Total Revenue	$171,315	$20,177	$191,492

	For the Year Ended December 31, 2022
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$45,020	$7,955	$52,975
Customer Care	67,205	—	67,205
Fulfillment & Logistics Services	75,081	11,017	86,098
Total Revenue	$187,306	$18,972	$206,278
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
Customer Care
We deliver customer care services in the United States, Asia and Europe to provide advanced solutions such as voice, SMS/chat, email, integrated voice response, web self-service, social cloud monitoring and analytics.
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
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of December 31, 2023, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.
Contract Balances
We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Consolidated Balance Sheets as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of December 31, 2023 and 2022:

In thousands	December 31, 2023	December 31, 2022
Contract assets	$258	$309
Deferred revenue and customer advances	3,195	4,590
Deferred revenue included in other long-term liabilities	294	432
Revenue recognized during the year ended December 31, 2023 from amounts included in deferred revenue as of December 31, 2022 was approximately $4.3 million. Revenue recognized during the year ended December 31, 2022 from amounts included in deferred revenue as of December 31, 2021 was approximately $3.7 million.
Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $0.6 million and $1.0 million as of December 31, 2023 and 2022, respectively. They are included in other current assets and other assets on our balance sheet. For the years presented, no impairment was recognized.
Note D - Leases
We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). Our leases have remaining lease terms of one year to seven years, some of which may include options to extend the leases for up to an additional five years.
We sublease our Fullerton (CA), Jacksonville (FL) and Uxbridge (UK) facilities. The lease and sublease for Fullerton (CA) facility expired in April 2023, the lease and sublease for Uxbridge (UK) facility expired in October 2023, and the lease and sublease for Jacksonville (FL) facility will expire at the end of July 2024.
As of December 31, 2023, assets recorded under finance and operating leases were approximately $0.1 million and $25.3 million respectively, and accumulated amortization associated with finance leases was $0.1 million. As of December 31, 2022 assets recorded under finance and operating leases were approximately $0.6 million and $18.6 million respectively, and accumulated depreciation associated with finance leases was $1.0 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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
During the year ended December 31, 2023, we impaired two leases for the facilities we no longer occupied. The resulting impairment and early termination charges are included in our restructuring expenses for the year ended December 31, 2023. There is no impairment of leases in the year ended December 31, 2022.
The following tables present supplemental balance sheet information related to our financing and operating leases:

	As of December 31, 2023			As of December 31, 2022
In thousands	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Right-of-use Assets	$25,288	$129	$25,417	$18,574	$595	$19,169

Liabilities:
Short-term lease liabilities	4,773	42	4,815	5,587	160	5,747
Long-term lease liabilities	23,687	4	23,691	16,523	52	16,575
Total Lease Liabilities	$28,460	$46	$28,506	$22,110	$212	$22,322
For the years ended December 31, 2023 and 2022, the components of lease expense were as follows:

In thousands	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$5,526	$5,832
Finance lease cost
Amortization of right-of-use assets	123	166
Interest on lease liabilities	7	16
Total Finance lease cost	130	182
Variable lease cost	2,068	1,899
Sublease income	(834)	(828)
Total lease cost, net	$6,890	$7,085
Other information related to leases was as follows:

In thousands	Year Ended December 31, 2023	Year Ended December 31, 2022
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,525	$12,698
Operating cash flows from finance leases	21	15
Financing cash flows from finance leases	160	194

Weighted Average Remaining Lease term (in years)

Operating leases	6.84	5.92
Finance leases	1.04	1.36

Weighted Average Discount Rate
Operating leases	5.65%	3.55%
Finance leases	7.76%	5.70%

The maturities of the Company’s finance and operating lease liabilities as of December 31, 2023 are as follows:

In thousands	Operating Leases(1)	Finance Leases
Year Ending December 31,
2024	$6,173	$44
2025	4,648	3
2026	4,219	1
2027	4,191	—
2028	4,094	—
2028 & Beyond	11,397	—
Total future minimum lease payments	34,722	48
Less: Imputed interest	6,262	2
Total lease liabilities	$28,460	$46
(1)Non-cancelable sublease proceeds for the fiscal year ending December 31, 2024 of $0.4 million, is not included in the table above.
As of December 31, 2023, we have no new operating leases that have not yet commenced.
Note E - Convertible Preferred Stock and Share Repurchase Program
Convertible Preferred Stock
Our Amended and Restated Certificate of Incorporation authorizes us to issue 1.0 million shares of preferred stock. On June 30, 2022, the Company entered into a share repurchase agreement (the “Repurchase Agreement”) with Wipro, pursuant to which the Company agreed to repurchase all 9,926 shares of the Preferred Stock then outstanding in exchange for (i) a cash payment equal to its liquidation value, or total cash payment of $9,926,000 and (ii) 100,000 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”). The cash portion of the repurchase price was previously paid into escrow at the signing of the Repurchase Agreement on June 30, 2022 and held in escrow until the closing of the repurchase by PNC Bank, National Association, pending the re-issuance of the Preferred Stock from the State of New Jersey. Other than the release of previously escrowed funds, no additional cash was paid by Harte Hanks at closing. On December 2, 2022, we completed the closing of our June 30, 2022 definitive agreement with Wipro.
On March 20, 2023, the Company cancelled all shares of Series A Preferred Stock pursuant to the Certificate of Elimination filed with the Secretary of State of Delaware.
Share Repurchase Program
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. In the year ended December 31, 2023, we repurchased 0.4 million shares of common stock for $2.4 million.
Note F — Long-Term Debt
Credit Facility
On December 21, 2021, the Company entered a new three year, $25.0 million asset-based revolving credit facility (the “Credit Facility”) with Texas Capital Bank ("TCB"). The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”). The Credit Facility is secured by substantially all the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, between the Company, TCB and the other Guarantors party thereto (the “Security Agreement”). On December 29, 2023, the Company extended the agreement six months to June 30, 2025. The extension was executed with substantially similar terms and conditions.

The Credit Facility provides for loans up to the lesser of (a) $25.0 million, and (b) the amount available under a “borrowing base” calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The Credit Facility allows the Company to use up to $3.0 million on of its borrowing capacity to issue letters of credit.
The loans under the Credit Facility accrue interest at a varying rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 7.64% as of December 31, 2023. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025. As of December 31, 2023 and 2022, we had no borrowings outstanding under the Credit Facility. As of December 31, 2023 and 2022, we had letters of credit outstanding in the amount of $0.8 million. No amounts were drawn against these letters of credit as of December 31, 2023 . These letters of credit exist to support insurance programs relating to workers‘ compensation, automobile, and general liability. Unused commitment balances accrued fees at a rate of 0.25%.
As of December 31, 2023, we had the ability to borrow an additional $24.2 million under the Credit Facility.
Cash payments for interest were $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
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
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Income. We recognized $1.4 million and $2.4 million of stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively.
In May 2013, our stockholders approved the 2013 Omnibus Incentive Plan (“2013 Plan”), pursuant to which we may issue up to 500,000 shares of stock-based awards to directors, employees, and consultants, as adjusted for the reverse stock split. The 2013 Plan replaced the stockholder-approved 2005 Omnibus Incentive Plan (“2005 Plan”), pursuant to which we issued equity securities to directors, officers, and key employees. No additional stock-based awards will be granted under the 2005 Plan, but awards previously granted under the 2005 Plan will remain outstanding in accordance with their respective terms. In August 2018, we filed a Form S-8 to increase the total registered shares under 2013 Plan to 553,673 shares. As of December 31, 2023 and 2022, there were 190,187 and 188,582 shares available, respectively, for grant under the 2013 Plan.
In 2020, we established our 2020 Equity Incentive Plan ("2020 Plan") which replaced the 2013 Equity Incentive Plan (“2013 Plan”). Any shares of common stock that remained eligible for issuance under the 2013 Plan are now instead eligible for issuance under the 2020 Plan. In August 2020, we filed a Form S-8 to register up to an aggregate of 2,521,244 shares that may be issued under the 2020 Plan. The 2020 Plan provides for the issuance of stock-based awards to directors, employees and consultants. No additional stock-based awards will be granted under the 2013 Plan, but awards previously granted under the 2013 Plan will remain outstanding in accordance with their respective terms. As of December 31, 2023 and 2022, there were 1.3 million and 1.3 million shares available, respectively, for grant under the 2020 Plan.
In August 2023, we established the 2023 Inducement Equity Incentive Plan ("2023 Plan"), pursuant to which the Company issued 240,000 shares of stock option awards, which is the limit of the plan.
Stock Options
Options granted under the 2023 Plan have an exercise price equal to the closing market price of our common stock on the date prior to the grant date. These options become exercisable in 33.3% increments on the first three anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. Options to purchase 240,000 shares granted under 2023 Plan awards were outstanding as of December 31, 2023, with exercise prices ranging from $5.59 to $76.80 per share.

Options granted under the 2020 Plan, 2013 Plan or as inducement awards have an exercise price equal to the market value of the common stock on the grant date. These options become exercisable in 25% increments on the first four anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. There were no options outstanding under the 2020 plan as of December 31, 2023 and 2022.
Options to purchase 6,663 shares granted under 2013 Plan awards were outstanding as of December 31, 2023, with exercise prices ranging from $5.59 to $116.40 per share. Options to purchase 8,268 shares granted under 2013 Plan awards were outstanding as of December 31, 2022, with exercise prices ranging from $76.80 to $115.20 per share.
Options under the 2005 Plan were granted at exercise prices equal to the market value of the common stock on the grant date. All such awards have met their respective vesting dates. There were no options outstanding under the 2005 Plan as of December 31, 2023. Options to purchase 4,400 shares were outstanding under the 2005 Plan as of December 31, 2022, with exercise prices ranging from $76.80 to $115.20 per share.
Options granted to officers after April 2015 vest in full upon a change in control if such options are not assumed or replaced by a publicly traded successor with an equivalent award (as defined in such officers’ change in control severance agreements).
The following summarizes all stock option activity during the years ended December 31, 2023 and 2022:

In thousands	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Options outstanding at December 31, 2021	37,615	$80.21	1.36	$—

Adjustment and Correction	(20,000)
Granted in 2022	—	—	—	—
Exercised in 2022	—	—	—	—
Unvested options forfeited in 2022	—	—	—	—
Vested options expired in 2022	(4,947)	95.80	—	—
Options outstanding at December 31, 2022	12,668	$78.88	1.16	$—

Granted in 2023	240,000	$5.59	9.67	288
Exercised in 2023	—	—	—	—
Unvested options forfeited in 2023	—	—	—	—
Vested options expired in 2023	(6,005)	77.38	—	—
Options outstanding at December 31, 2023	246,663	$7.61	9.38	$288

Vested and expected to vest at December 31, 2023	246,663	$7.61	9.38	$288

Exercisable at December 31, 2023	6,663	$80.24	0.49	$—
The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2023. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2023, and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.
The following table summarizes information about stock options outstanding at December 31, 2023:

Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average price per share Outstanding and Vested
$5.59 - 76.80	242,010	$6.18	9.55	2,010	$76.80
$77.60 - 116.40	4,653	$81.72	0.37	4,653	$81.72

There were 240,000 options granted during 2023 and no options were granted during 2022. As of December 31, 2023, there was $0.8 million of unrecognized compensation cost related to unvested stock options.
Cash Stock Appreciation Rights
In 2016 and 2017, the Board of Directors approved grants of cash settling stock appreciation rights under the 2013 Plan. Cash stock appreciation rights vest in 25% increments on the first four anniversaries of the date of grant and expire after 10 years. Cash stock appreciation rights settle solely in cash and are treated as a liability.
There were no cash stock appreciation rights issued during 2023 and 2022.
The fair value of each cash stock appreciation right is estimated on the date of grant using the Black-Scholes Option-Pricing Model and is revalued at the end of each period. Changes in fair value are recorded in the income statement as changes to expense. As of December 31, 2023, there was no unrecognized compensation cost related to unvested cash stock appreciation right grants.
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
The following summarizes all restricted stock units’ activity during 2023 and 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested shares outstanding at December 31, 2021	646,439	$4.41

Adjustment and Correction	40,000	—
Granted in 2022	208,165	8.93
Vested in 2022	(296,161)	4.85
Forfeited in 2022	(82,267)	3.29
Unvested shares outstanding at December 31, 2022	516,176	$6.43

Granted in 2023	80,225	5.73
Vested in 2023	(308,523)	5.53
Forfeited in 2023	(44,437)	7.02
Unvested shares outstanding at December 31, 2023	243,441	$7.24
The fair value of each restricted stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant. As of December 31, 2023, there was $1.1 million of total unrecognized compensation cost related to restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 1.18 years.
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
There were no cash stock appreciation rights issued during 2023 and 2022.

The fair value of each phantom stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant. Changes in our stock price will result in adjustments to compensation expense and the corresponding liability over the applicable service period. As of December 31, 2023, there was no unrecognized compensation cost related to phantom stock units.
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
The following summarizes all performance stock unit activity during 2023 and 2022:

	Number of Units	Weighted- Average Grant Date Fair Value
Performance stock units outstanding as of December 31, 2021	94,110	$5.41

Granted in 2022	117,000	$7.77
Settled in 2022	(69,110)	5.44
Forfeited in 2022	—	—
Performance stock units outstanding as of December 31, 2022	142,000	$7.34

Granted in 2023	—	$—
Settled in 2023	—	—
Forfeited in 2023	(99,000)	7.14
Performance stock units outstanding as of December 31, 2023	43,000	$7.80
The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2023, the total unrecognized compensation cost related to performance stock units was approximately $29,770. This cost is expected to be recognized over a weighted average period of approximately 0.44 years.
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
There was no cash performance stock unit issued during 2023 and 2022.
The fair value of each cash performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2023, there was no unrecognized compensation cost related to cash performance stock units.
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
At the end of 2021, the Board of Directors of the Company approved the division of the Qualified Pension Plan into two distinct plans, “Qualified Pension Plan I” and “Qualified Pension Plan II.” The assets and liabilities of the Qualified Pension Plan that were attributable to certain participants in Qualified Pension Plan II were spun off and transferred into Qualified Pension Plan II effective as of the end of December 31, 2021, in accordance with Internal Revenue Code section 414 (I) and ERISA Section 4044.
In January 2023, the Board of Directors of the Company approved the termination of the Qualified Pension Plan I. The termination process will take approximately eighteen months to complete and will result in the transfer of our obligations pursuant to this pension plan to a third-party provider. We expect to make a cash contribution of $7.6 million to terminate the Qualified Pension Plan I.
The overfunded or underfunded status of our defined benefit post-retirement plans is recorded as an asset or liability on our consolidated balance sheets. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. Periodic changes in the funded status are recognized through other comprehensive income in the Consolidated Statements of Comprehensive Income. We currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end Consolidated Balance Sheets.
The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$143,521	$186,041
Interest cost	7,088	5,040
Actuarial gain (loss)	1,465	(37,014)
Benefits paid	(10,647)	(10,546)
Benefit obligation at end of year	$141,427	$143,521

Change in plan assets
Fair value of plan assets at beginning of year	$103,891	$131,741
Actual return on plan assets	7,128	(20,358)
Contributions	3,324	3,053
Benefits paid	(10,647)	(10,545)
Fair value of plan assets at end of year	$103,696	$103,891

Funded status at end of year	$(37,731)	$(39,630)

The following amounts have been recognized in the Consolidated Balance Sheets as of December 31:

In thousands	2023	2022
Current pension liabilities	$8,561	$1,858
Long term pension liabilities - Qualified plans	10,540	18,674
Long term pension liabilities - Nonqualified plan	18,630	19,098
Total pension liabilities	$37,731	$39,630
The following amounts have been recognized in accumulated other comprehensive loss, net of tax, as of December 31:

In thousands	2023	2022
Net loss	$42,456	$44,120
Based on current estimates, we will be required to make $2.0 million in cash contributions to our Qualified Pension Plan II, in 2024.
We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2023 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.8 million in 2023.
The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

In thousands	2023	2022
Projected benefit obligation	$141,427	$143,521
Accumulated benefit obligation	$141,427	$143,521
Fair value of plan assets	$103,696	$103,891
The Restoration Pension Plan had an accumulated benefit obligation of $20.5 million and $21.0 million as of December 31, 2023, and 2022, respectively.
The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive income in the Consolidated Statements of Comprehensive Income for both plans:

	Year Ended December 31,
In thousands	2023	2022
Net Periodic Benefit Cost
Interest cost	$7,088	$5,040
Expected return on plan assets	(6,216)	(5,872)
Recognized actuarial loss	2,521	2,876
Net periodic benefit cost	3,393	2,044

Amounts Recognized in Other Comprehensive Income
Adjustment to pension liabilities	(1,723)	(10,274)

Net cost recognized in net periodic benefit cost and other comprehensive income	$1,670	$(8,230)
The components of net periodic benefit costs other than the service cost component are included in Other, net in our Consolidated Statement of Comprehensive Income. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2024 is $1.5 million. The period over which the net loss from the Qualified Pension Plan is amortized into net periodic benefit cost was the average future lifetime of all participants (approximately 15.7 years for Qualified Pension Plan I and approximately 24.8 years for Qualified Pension Plan II ). The Qualified Pension Plan is frozen and almost all of the plan’s participants are not active employees.

The weighted-average assumptions used for measurement of the defined pension plans were as follows:

Weighted-average assumptions used to determine net periodic benefit cost	Year Ended December 31,
	2023	2022
Discount rate
Qualified Plan I	5.13%	2.75%
Qualified Plan II	5.18%	2.92%
Restoration Plan	5.12%	2.73%

Expected return on plan assets
Qualified Plan I	5.95%	4.25%
Qualified Plan II	7.05%	5.75%
Restoration Plan	n/a	n/a

Weighted-average assumptions used to determine benefit obligations	December 31,
	2023	2022
Discount rate
Qualified Plan I	5.64%	5.13%
Qualified Plan II	4.99%	5.18%
Restoration Plan	4.92%	5.12%
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
The funded pension plan assets as of December 31, 2023 and 2022, by asset category, were as follows:

In thousands	2023	%	2022	%
Equity securities	$20,635	20%	$50,090	48%
Debt securities	76,036	73%	49,846	48%
Other	7,025	7%	3,955	4%
Total plan assets	$103,696	100%	$103,891	100%
The fair values presented have been prepared using values and information available as of December 31, 2023 and 2022.

The following tables present the fair value measurements of the assets in our funded pension plan:

In thousands	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$20,635	$20,635	$—	$—
Debt securities	76,036	66,847	9,189	—
Total investments, excluding investments valued at NAV	96,671	87,482	9,189	—
Investments valued at NAV(1)	7,025	—	—	—
Total plan assets	$103,696	$87,482	$9,189	$—

In thousands	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$50,090	$50,090	$—	$—
Debt securities	$49,846	35,575	14,271	—
Total investments, excluding investments valued at NAV	99,936	85,665	14,271	—
Investments valued at NAV(1)	$3,955	—	—	—
Total plan assets	$103,891	$85,665	$14,271	$—
(1)Investment valued at net asset value ("NAV") are comprised of cash, cash equivalents, and short-term investments used to provide liquidity for the payment of benefits and other purposes. The commingled funds are valued at NAV based on the market value of the underlying investments, which are primarily government issued securities.
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
The investment policy’s goals and objectives are to meet or exceed the representative indices over a full market cycle (3-5 years). The policy establishes the following investment mix, which is intended to subject the principal to an acceptable level of volatility while still meeting the desired return objectives:

Qualified Pension Plan I	Target	Acceptable Range	Benchmark Index
Equities	—%	0% - 20%
U.S. Large Cap	—%	0% - 10%	Russell 1000 TR
U.S. Mid Cap	—%	0% - 5%	Russell Mid Cap Index TR
U.S. Small Cap	—%	0% - 5%	Russell 2000 TR
International Equity
Developed	—%	0% - 5%	MSCI EAFE Net TR USD Index
Emerging Markets	—%	0% - 5%	MSCI Emerging Net Total Return
Fixed Income	95%	0% - 100%
Investment Grade	95%	0% - 100%	BBG BARC US Aggregate Bond Index
Cash Equivalent	5%	0%-100%	ICE BofA US 3-Month Treasury Bill Index TR

Qualified Pension Plan II	Target	Acceptable Range	Benchmark Index
Equities	77%	62% - 87%
U.S. Large Cap	28%	18% - 38%	Russell 1000 TR
U.S. Mid Cap	18%	13% - 23%	Russell Mid Cap Index TR
U.S. Small Cap	9%	4% - 14%	Russell 2000 TR
International Equity
Developed	16%	11% - 21%	MSCI EAFE Net TR USD Index
Emerging Markets	6%	0% - 9%	MSCI Emerging Net Total Return
Fixed Income	21%	11% - 31%
Investment Grade	21%	11% - 31%	BBG BARC US Aggregate Bond Index
Cash Equivalent	2%	0%-40%	ICE BofA US 3-Month Treasury Bill Index TR
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
The expected future benefit payments for both pension plans over the next ten years as of December 31, 2023, are as follows:

In thousands
2024	$89,460
2025	4,017
2026	4,111
2027	4,217
2028	4,327
2029 - 2033	22,809
Total	$128,941
The Company also has two pension plans in its foreign jurisdictions, the associated pension liabilities are not material.
We also sponsored a 401(k) retirement plan in which we matched a portion of employees’ voluntary before-tax contributions prior to 2018. Under this plan, both employee and matching contributions vest immediately. We stopped this 401(k) match program in 2018 and resumed it in 2023. We incurred $1.2 million in 401k match expense in both 2023 and 2022.

Note I — Income Taxes
Coronavirus Aid, Relief and Economic Security Act
The CARES Act, signed in March 2020, lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Under the CARES Act, corporate taxpayers may carryback net operating losses (“ NOLs”) realized during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2020 or 2021. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. As of December 31, 2020, the Company filed federal net operating loss carryback claims resulting in an income tax refund for $6.4 million and $3.2 million for tax years 2019 and 2018, respectively. As of December 31, 2022, the Company has received the tax refunds for the tax years 2019 and 2018 and $2.5 million of income tax refunds from the carryback of the loss generated in 2020. We have received the remaining tax refund of $5.3 million in March 2023.
The components of income tax benefit are as follows:

	Year Ended December 31,
In thousands	2023	2022
Current
Federal	$(10)	$60
State and local	264	774
Foreign	871	1,546
Total current	$1,125	$2,380

Deferred
Federal	$(1,340)	$(11,496)
State and local	(216)	(8,347)
Foreign	82	—
Total deferred	$(1,474)	$(19,843)

Total income benefit	$(349)	$(17,463)
The U.S. and foreign components of income (loss) before income taxes were as follows:

	Year Ended December 31,
In thousands	2023	2022
United States	$(7,546)	$10,252
Foreign	5,627	9,061
Total (loss) income before income taxes	$(1,919)	$19,313
The provision (benefit) for income taxes is based on the various rates set by federal, foreign and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The principal reasons for the difference between the statutory rate and the annual effective rate for 2023 were the state taxes, change in valuation allowance, federal and foreign income tax credits and the benefit of excess stock benefits on vested restricted stock, offset by flow-through partnership income from a United Kingdom affiliate. The principal reasons for the difference between the statutory rate and the annual effective rate for 2022 were the impact of the release of the majority of the U.S. valuation allowance, federal and foreign income tax credits, and the benefit of excess stock benefits on vested restricted stock, offset by flow-through partnership income from a United Kingdom affiliate.

The differences between total income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to income (loss) before income taxes were as follows:

	Year Ended December 31,
In thousands	2023	2022
Computed expected income tax (benefit) expense	$(403)	$4,056
Net effect of state income taxes	(206)	1,074
Foreign subsidiary dividend inclusions	507	639
Foreign tax rate differential	(257)	(349)
Change in valuation allowance	(562)	(18,243)
Return to Provision	706	(141)
Change in Rate	165	(2,172)
Credits	(543)	(1,126)
Adjustments to State Attributes	(137)	(1,330)
Other Adjustments, net	381	129
Income tax benefit	$(349)	$(17,463)
Total income tax benefit was allocated as follows:

	Year Ended December 31,
In thousands	2023	2022
Loss from operations	$(349)	$(17,463)
Stockholders’ equity (deficit)	—	—
Total	$(349)	$(17,463)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Year Ended December 31,
In thousands	2023	2022
Deferred tax assets
Deferred compensation and retirement plan	$9,667	$10,246
Accrued expenses not deductible until paid	1,177	33
Lease liability	6,979	5,591
Investment in foreign subsidiaries, outside basis difference	1,604	1,047
Interest Expense limitations	971	913
Other, net	1,320	1,667
Foreign net operating loss carryforwards	1,382	1,623
State net operating loss carryforwards	5,309	5,184
Foreign tax credit carryforwards	3,730	4,212
General Business Credit Carryovers	538	546
Total gross deferred tax assets	32,677	31,062
Less valuation allowances	(7,091)	(7,652)
Net deferred tax assets	$25,586	$23,410

Deferred tax liabilities
Property, plant and equipment	$(1,485)	$(2,024)
Right-of-use asset	(6,144)	(4,765)
Other, net	(689)	(315)
Total gross deferred tax liabilities	(8,318)	(7,104)
Net deferred tax assets	$17,268	$16,306
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. After considering the weight of available evidence, both positive and negative (most notably the Company’s sustained growth over the past two years), the Company concluded that it is more-likely-than-not that it will realize the majority of its U.S. deferred tax assets. Certain foreign tax credits as well as certain state net operating loss carryovers will continue to have a valuation allowance until there is substantial evidence that enough future taxable income exists at a more likely than not level in order to utilize those deferred tax assets. The valuation allowance for deferred tax assets was $7.1 million and $7.7 million as of December 31, 2023 and 2022, respectively. The change in the valuation allowance is $0.6 million for the year ended December 31, 2023.
We or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state, federal and foreign returns, we are no longer subject to tax examinations for years prior to 2018.
There is no balance of unrecognized tax benefits as of December 31, 2023 and 2022. Any adjustments to this liability as a result of the finalization of audits or potential settlements would not be material.
We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income (loss).
For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below. As of December 31, 2023, the Company had no federal net operating loss carryforward. The federal foreign tax carryforward credits of $3.7 million will expire on various dates from 2023 to 2032. Federal general business credit carryforwards of $0.5 million will begin to expire on various dates from 2037 to 2042. The Company has state NOL carryforwards of $109.0 million, and foreign NOL carryforwards of $4.4 million.
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
In December 2022, we repurchased all 9,926 shares of the Company's Series A Preferred Stock then outstanding.
In periods in which the Company has a net loss, basic loss per share is calculated using the treasury stock method. The treasury stock method is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the calculation would be anti-dilutive.
Reconciliations of basic and diluted EPS are as follows:

	Year Ended December 31,
In thousands, except per share amounts	2023	2022
Numerator:
Net (loss) income	$(1,570)	$36,776
Less: Loss from redemption of Preferred stock	—	1,380
Numerator for basic and diluted EPS: income attributable to common stockholders	(1,570)	35,396

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,310	7,101
Diluted EPS denominator	7,310	7,457

Basic (loss) income per common share	$(0.21)	$4.98
Diluted (loss) income per common share	$(0.21)	$4.75
For the years ended December 31, 2023 and 2022, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 99,791 and 13,366 shares of anti-dilutive market price options; 37,653 and 24,918 anti-dilutive unvested shares.

Note K — Comprehensive Income
Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.
Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2021	$(54,394)	$1,066	$(53,328)
Other comprehensive loss, net of tax, before reclassifications	—	(5,248)	(5,248)
Amounts reclassified from accumulated other comprehensive loss, net of tax	10,274	—	10,274
Net current period other comprehensive income (loss), net of tax	10,274	(5,248)	5,026
Balance at December 31, 2022	$(44,120)	$(4,182)	$(48,302)
Other comprehensive income, net of tax, before reclassifications	—	2,548	2,548
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,664	—	1,664
Net current period other comprehensive income, net of tax	1,664	2,548	4,212
Balance at December 31, 2023	$(42,456)	$(1,634)	$(44,090)
Reclassification amounts related to the defined pension plans are included in the computation of net period pension benefit cost (see Note H, Employee Benefit Plans).
Note L — Acquisition of InsideOut Solutions, LLC

On December 1, 2022 (the “Closing Date”), we purchased substantially all of the assets (the “Transaction”) of InsideOut Solutions, LLC, a Florida limited liability company (“InsideOut”), for an aggregate purchase price of approximately $7.5 million (the “Purchase Price”) pursuant to an asset purchase agreement, dated as of December 1, 2022, by and between Harte Hanks and InsideOut (the “Asset Purchase Agreement”). The acquisition of InsideOut further expands our capabilities into premium sales enablement within the customer care segment and strengthens our ability to drive profitable revenue growth within our sales enablement offerings, including: (i) demand generation which creates qualified marketing leads for our clients, and (ii) inside sales offerings to further promote a client’s internal growth objectives.
Pursuant to the Asset Purchase Agreement, $5.75 million of the Purchase Price was paid in cash at closing, $1.0 million in cash was placed in escrow to satisfy indemnification obligations, and earn-outs related to future revenue performance. Separately, $0.75 million of the Purchase Price was paid at closing in 70,956 shares of Harte Hanks common stock. The share amount was based on the volume weighted closing price over the 15 trading days ending on November 28, 2022. In the year ended December 31, 2023, InsideOut didn't meet the performance requirement to earn the 1st installment of $0.5 million of the $1.0 million in escrow. As a result, $0.50 million was refunded from the escrow account and our goodwill amount was decreased by $0.5 million. The remaining $0.5 million cash in escrow account is included in other assets in our balance sheet as of December 31, 2023.
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

The Purchase Price was subject to a post-closing net working capital true-up. The true up made was immaterial.
We recognized $3.6 million of intangible assets and $2.4 million of goodwill associated with this acquisition. The amount of goodwill recorded reflects expected earning potential and synergies with our Customer Care segment. We are amortizing the intangible assets on a straight-line basis over its useful life of five years. A summary of the Company’s intangible asset as of December 31, 2023, is as follows:

In thousands	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	5 years	$3,600	$780	$2,820
Estimated future amortization expense related to intangible assets as of December 31, 2023, is as follows:

In thousands
Year Ending December 31,	Amount
2024	$720
2025	720
2026	720
2027	660
Total	$2,820
The Company's results of operations for the year ended December 31, 2023 includes revenue of $9.7 million from the InsideOut operation.
Note M — Litigation and Contingencies
In the normal course of our business, we are obligated under some agreements to indemnify our clients as a result of third party claims that we infringe on the proprietary rights of third parties, or third party claims relating to other ad hoc contract obligations. The terms and duration of these commitments vary and, in some cases, may be indefinite, and some of these contractual commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments is not reasonably estimable. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our consolidated financial statements.
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
In the opinion of management, appropriate and adequate accruals for legal matters have been made, and management believes that the probability of a material loss beyond the amounts accrued is remote. Nevertheless, we cannot predict the impact of future developments affecting our pending or future claims and lawsuits. We expense legal costs as incurred, and all recorded legal liabilities are adjusted as required as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our general counsel and outside legal counsel; (ii) our previous experience with similar claims; and (iii) the decision of our management as to how we intend to respond to the complaints.
Note N — Restructuring Activities
For the year ended December 31, 2023, we recorded restructuring charges of $5.7 million. The 2023 restructuring charges included $4.6 million of consulting expenses, $0.8 million in lease impairment expense, $0.2 million of severance charges, and $0.1 million of facility related and other expenses.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Consolidated Statement of Comprehensive Income.

In thousands	Year Ended December 31, 2023
Consulting expense	$4,579
Severance	169
Facility, asset impairment and other expense
Lease impairment and termination expense	798
Fixed Asset disposal and impairment charges	63
Facility and other expenses	78
Total facility, asset impairment and other expense	939

Total	$5,687
The following table summarizes the changes in liabilities related to restructuring activities:

	Year Ended December 31, 2023
In thousands	Consulting	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$—	$—	$—
Additions	4,579	169	78	4,826
Payments and adjustment	(1,005)	(25)	(40)	(1,070)
Ending balance:	$3,574	$144	$38	$3,756
In connection with our cost-saving and restructuring initiatives, we expect to incur total restructuring charges of $10.1 million through the end of 2024.
Note O — Segment Reporting
Harte Hanks is a leading global customer experience company. We have organized our operations into three business segments based on the types of products and services we provide: Marketing Services, Customer Care, and Fulfillment & Logistics.
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
Our Fulfillment & Logistics segment consists of mail and product fulfillment and logistics services. We offer a variety of product fulfillment solutions, including printing on demand, managing product recalls, and distributing literature and promotional products to support B2B trade, drive marketing campaigns, and improve customer experience. We are also a provider of third-party logistics and freight optimization in the United States.

There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income and operating income plus depreciation and amortization (“EBITDA”). Operating income for segment reporting, disclosed below, is revenues less operating costs and allocated corporate expenses. Segment operating expenses are generally directly attributed to our segments and also include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expense are not allocated to the segments. The Company does not allocate assets to our reportable segments for internal reporting purposes, nor does our CEO evaluate operating segments using discrete asset information. The accounting policies of the segments are consistent with those described in the Note B, Significant Accounting Policies.
The following table presents financial information by segment year ended December 31, 2023:

(In thousands)	Marketing Services	Customer Care	Fulfillment & Logistics	Restructuring	Unallocated Corporate	Total

Operating revenue	$43,204	$63,327	$84,961	$—	$—	$191,492
Segment operating expense	34,795	49,851	73,213	—	20,350	178,209
Restructuring expense	—	—	—	5,687	—	5,687
Contribution margin	$8,409	$13,476	$11,748	$(5,687)	$(20,350)	$7,596
Overhead Allocation	2,984	2,774	2,891	—	(8,649)	—
EBITDA	$5,425	$10,702	$8,857	$(5,687)	$(11,701)	$7,596
Depreciation and amortization expense	312	1,280	1,143	—	1,502	4,237
Operating income (loss)	$5,113	$9,422	$7,714	$(5,687)	$(13,203)	$3,359
The following table presents financial information by segment year ended December 31, 2022:

(In thousands)	Marketing Services	Customer Care	Fulfillment & Logistics	Restructuring	Unallocated Corporate	Total

Operating revenue	$52,975	$67,205	$86,098	$—	$—	$206,278
Segment operating expense	41,241	52,173	72,180	—	22,849	188,443
Restructuring expense	—	—	—	—	—	—
Contribution margin	$11,734	$15,032	$13,918	$—	$(22,849)	$17,835
Overhead allocation	4,390	2,865	3,325	—	(10,580)	—
EBITDA	$7,344	$12,167	$10,593	$—	$(12,269)	$17,835
Depreciation and amortization expense	362	884	824	—	658	2,728
Operating income (loss)	$6,982	$11,283	$9,769	$—	$(12,927)	$15,107