Form 10-Q
period 2024-03-31
HARTE HANKS INC
filed 2024-05-10
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-07120
HARTE HANKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	1 Executive Drive, Chelmsford, MA 01824	74-1677284
(State or other jurisdiction of	(Address of principal executive offices,	(I.R.S. Employer
incorporation or organization)	including zip code)	Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of April 30, 2024 was 7,240,905 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended March 31, 2024

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

In thousands, except shares and per share amounts	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$11,464	$18,364
Accounts receivable (less allowance for doubtful accounts of $144 and $474 at March 31, 2024 and December 31, 2023, respectively)	32,778	34,313
Contract assets and unbilled accounts receivable	8,278	7,935
Prepaid expenses	2,222	1,915
Prepaid income taxes and income tax receivable	1,758	1,758
Other current assets	1,270	928
Total current assets	57,770	65,213
Property, plant and equipment (less accumulated depreciation of $37,225 and $36,533, respectively)	8,412	8,855
Right-of-use assets	24,507	25,417
Other assets
Intangible assets, net	2,640	2,820
Goodwill	1,926	1,926
Deferred tax assets, net	17,106	17,268
Other long-term assets	1,083	1,258
Total other assets	22,755	23,272
Total assets	$113,444	$122,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,991	$23,176
Accrued payroll and related expenses	4,749	5,615
Deferred revenue and customer advances	3,713	3,195
Customer postage and program deposits	1,603	1,815
Other current liabilities	9,580	9,495
Current portion of lease liabilities	4,519	4,815
Total current liabilities	40,155	48,111
Pension liabilities - Qualified plans	10,166	10,540
Pension liabilities - Nonqualified plan	18,426	18,630
Long-term lease liabilities, net of current portion	22,811	23,691
Other long-term liabilities	1,924	1,928
Total liabilities	93,482	102,900
Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized;12,221,484 shares issued, 7,240,905 and 7,224,718 shares outstanding at March 31, 2024 and December 31, 2023, respectively	12,221	12,221
Additional paid-in capital	153,177	157,889
Retained earnings	844,749	844,920
Less treasury stock, 4,980,579 shares at cost at March 31, 2024 and 4,996,766 shares at cost at December 31, 2023	(945,906)	(951,083)
Accumulated other comprehensive loss	(44,279)	(44,090)
Total stockholders’ equity	19,962	19,857
Total liabilities and stockholders’ equity	$113,444	$122,757
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2024	2023
Revenue	$45,448	$47,120
Operating expenses
Labor	23,485	24,465
Production and distribution	13,750	14,452
Advertising, selling, general and administrative	5,939	6,084
Restructuring expenses	853	—
Depreciation and amortization expense	1,046	1,066
Total operating expenses	45,073	46,067
Operating income	375	1,053

Other expense, net
Interest expense (income), net	11	(210)
Other expense, net	606	2,586
Total other expense, net	617	2,376
Loss before income taxes	(242)	(1,323)
Income tax benefit	(71)	(532)
Net loss	(171)	(791)

Loss per common share
Basic and diluted	$(0.02)	$(0.11)

Weighted average shares used to compute loss per share
Basic and diluted	7,236	7,425

Comprehensive loss, net of tax:
Net loss	$(171)	$(791)

Adjustment to pension liability, net	344	740
Foreign currency translation adjustment	(533)	1,880
Total other comprehensive (loss) income, net of tax	$(189)	$2,620

Comprehensive (loss) income	$(360)	$1,829

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Three Months ended March 31, 2024
In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	$12,221	$157,889	$844,920	$(951,083)	$(44,090)	$19,857
Stock-based compensation	—	552	—	—	—	552
Vesting of RSUs	—	(5,264)	—	5,177	—	(87)
Net loss	—	—	(171)	—	—	(171)
Other comprehensive loss	—	—	—	—	(189)	(189)
Balance at March 31, 2024	$12,221	$153,177	$844,749	$(945,906)	$(44,279)	$19,962

	Three Months ended March 31, 2023
In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2022	$12,221	$218,411	$846,490	$(1,010,012)	$(48,302)	$18,808
Stock-based compensation	—	540	—	—	—	540
Vesting of RSUs	—	(21,538)	—	21,326	—	(212)
Net loss	—	—	(791)	—	—	(791)
Other comprehensive income	—	—	—	—	2,620	2,620
Balance at March 31, 2023	$12,221	$197,413	$845,699	$(988,686)	$(45,682)	$20,965

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In thousands	2024		2023
Cash Flows from Operating Activities
Net Loss	$(171)		$(791)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,046		1,066
Stock-based compensation	552		540
Net pension cost (payment)	52		(208)
Deferred income taxes	(161)		(186)
Changes in assets and liabilities:
Accounts receivable and contract assets	1,192		3,452
Prepaid expenses, income tax receivable and other current assets	(267)		3,830
Accounts payable and accrued expenses	(7,025)		(2,416)
Deferred revenue and customer advances	518		66
Customer postage and program deposits	(212)		104
Other accrued expenses and liabilities	(1,216)		(3,753)
Net cash (used in) provided by operating activities	(5,692)		1,704

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(526)		(566)
Proceeds from sale of property, plant and equipment	1		1
Net cash used in investing activities	(525)		(565)

Cash Flows from Financing Activities
Debt financing costs	(45)		(6)
Payment of finance leases	(17)		(47)
Treasury stock activities	(87)		(212)
Net cash used in financing activities	(149)		(265)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(534)		1,880

Net (decrease) increase in cash and cash equivalents and restricted cash	(6,900)		2,754
Cash and cash equivalents and restricted cash at beginning of period	18,864		11,364
Cash and cash equivalents and restricted cash at end of period	$11,964	(1)	$14,118

Supplemental disclosures
Cash paid (received) for interest	$(36)		$138
Cash paid for (received) income taxes, net	$167		$(4,770)
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$942		$2,034

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$11,464		$13,118
Cash held in Escrow account included in other assets	500		1,000
Cash and cash equivalents and restricted cash at end of period	$11,964		$14,118
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
Segment Reporting
The Company operates four reportable segments: Marketing Services; Customer Care; Sales Services; and Fulfillment & Logistics Services. Our Chief Executive Officer (“CEO”) is considered to be our chief operating decision maker. Our CEO reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance by using the three financial measures: revenue, operating income and operating income plus depreciation and amortization (EBITDA).
Accounting Principles
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 10-K”).
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
Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive Income
The “Labor” line in the Condensed Consolidated Statements of Comprehensive Loss includes all employee payroll and benefits costs, including stock-based compensation and temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include any labor, depreciation, or amortization expense.

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
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the condensed consolidated financial statements.
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
Disaggregation of Revenue
We disaggregate revenue by four key revenue streams which are aligned with our reportable segments. The nature of the services offered by each key revenue stream is different. The following table summarizes revenue from contracts with customers for the three months ended March 31, 2024 and 2023 by our four reportable segments and the pattern of revenue recognition:

	Three Months Ended March 31, 2024
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$8,921	$—	$8,921
Customer Care	12,442	—	12,442
Sales Services	4,662	—	4,662
Fulfillment and Logistics Services	15,547	3,876	19,423
Total Revenues	$41,572	$3,876	$45,448

	Three Months Ended March 31, 2023
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$10,420	$819	$11,239
Customer Care	11,629	—	11,629
Sales Services	2,787	—	2,787
Fulfillment and Logistics Services	18,090	3,375	21,465
Total Revenues	$42,926	$4,194	$47,120
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
Customer Care
We deliver customer care services in the United States, Asia, and Europe to provide advanced solutions such as voice, SMS/chat, email, integrated voice response, web self-service, social cloud monitoring, and analytics.

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
Sales Services
Our Sales Services segment enables customers to optimize their go-to-market function by offering a range of outsourced services including sales process optimization, sales play development, inbound lead qualification and outbound sales prospecting.
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
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of March 31, 2024, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.
Contract Balances
We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or the delivery of a final marketing strategy presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue.

The following table summarizes our contract balances as of March 31, 2024 and December 31, 2023:

In thousands	March 31, 2024	December 31, 2023
Contract assets	223	258
Deferred revenue and customer advances	3,713	3,195
Deferred revenue, included in other long-term liabilities	264	294
Revenue recognized during the three months ended March 31, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $2.3 million. Revenue recognized during the three months ended March 31, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $2.0 million.
Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $0.4 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively. They are included in other current assets and other assets on our balance sheet. For the periods presented, no impairment was recognized.
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
As of March 31, 2024, assets recorded under finance and operating leases were approximately $0.2 million and $24.3 million, respectively, and accumulated amortization associated with finance leases was $0.1 million. As of December 31, 2023, assets recorded under finance and operating leases were approximately $0.1 million and $25.3 million, respectively, and accumulated amortization associated with finance leases was $0.1 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
There was no impairment of leases during the three months ended March 31, 2024 and 2023.
The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of March 31, 2024
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$24,308	$199	$24,507

Liabilities
Current portion of lease liabilities	4,466	53	4,519
Long-term lease liabilities	22,742	69	22,811
Total Lease Liabilities	$27,208	$122	$27,330

In thousands	As of December 31, 2023
	Operating Leases	Finance Leases	Total
Right-of-use Assets	$25,288	$129	$25,417

Liabilities
Short-term lease liabilities	4,773	42	4,815
Long-term lease liabilities	23,687	4	23,691
Total Lease Liabilities	$28,460	$46	$28,506
For the three months ended March 31, 2024 and 2023, the components of lease expense were as follows:

In thousands	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease cost	$1,349	$1,456

Finance lease cost:
Amortization of right-of-use assets	7	40
Interest on lease liabilities	1	2
Total Finance lease cost	8	42
Variable lease cost	447	502
Sublease income	(158)	(286)
Total lease cost, net	$1,646	$1,714
Other information related to leases was as follows:

In thousands	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,821	$3,341
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	17	47

Weighted Average Remaining Lease term
Operating leases	6.8	5.7
Finance leases	3.8	1.2

Weighted Average Discount Rate
Operating leases	5.68%	3.67%
Finance leases	8.06%	5.87%

The maturities of the Company’s finance and operating lease liabilities as of March 31, 2024 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2024	$4,567	$48
2025	4,638	26
2026	4,215	23
2027	4,188	22
2028	4,094	22
2029 and beyond	11,396	—
Total future minimum lease payments	33,098	141
Less: imputed interest	5,890	19
Total lease liabilities	$27,208	$122
(1)Non-cancelable sublease proceeds for the remainder of the fiscal year ending December 31, 2024 of $0.2 million, are not included in the table above.
Note E - Convertible Preferred Stock and Share Repurchase Program
Convertible Preferred Stock
On March 20, 2023, the Company cancelled all shares of Series A Preferred Stock pursuant to the Certificate of Elimination filed with the Secretary of State of Delaware.
Share Repurchase Program
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. In the three months ended March 31, 2024 and 2023, we didn't repurchase any shares of common stock.
Note F — Long-Term Debt
Credit Facility
On December 21, 2021, the Company entered into a three-year, $25.0 million asset-based revolving credit facility (the "Credit Facility") with Texas Capital Bank ("TCB"). The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”). The Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, TCB and the other Guarantors party thereto (the "Security Agreement"). On December 29, 2023, the Company extended the maturity date for the Credit Facility by a period of six months to June 30, 2025. The extension was executed with substantially similar terms and conditions as the original Credit Facility.
The Credit Facility provides for loans up to the lesser of (a) $25.0 million, and (b) the amount available under a “borrowing base” calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The Credit Facility allows the Company to use up to $3.0 million of its borrowing capacity to issue letters of credit.
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 7.68% as of March 31, 2024. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025. As of March 31, 2024 and December 31, 2023, we had letters of credit outstanding in the amount of $1.0 million and $0.8 million, respectively. No amounts were drawn against these letters of credit at March 31, 2024. These letters of credit exist to support insurance programs relating to worker’s compensation and general liability. Unused commitment balances accrue fees at a rate of 0.25%.
As of March 31, 2024 and December 31, 2023, we had the ability to borrow $24.0 million and $24.2 million, respectively, under the New Credit Facility.

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
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income. We recognized $0.6 million and $0.5 million of stock-based compensation expense during the three months ended March 31, 2024 and 2023, respectively.
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
At the end of 2020, the Board of Directors of the Company approved the division of the Qualified Pension Plan into two distinct plans, “Qualified Pension Plan I” and “Qualified Pension Plan II.” The assets and liabilities of the Qualified Pension Plan that were attributable to certain participants in Qualified Pension Plan II were spun off and transferred into Qualified Pension Plan II effective as of the end of December 31, 2021, in accordance with Internal Revenue Code section 414(I) and ERISA Section 4044.
In January 2023, the Board of Directors of the Company approved the termination of the Qualified Pension Plan I. The termination process will take approximately 18 months to complete and will result in the transfer of our obligations pursuant to this pension plan to a third-party provider. We expect to make a cash contribution of $7.6 million to terminate the Qualified Pension Plan I.
The overfunded or underfunded status of our defined benefit post-retirement plans is recorded as an asset or liability on our condensed consolidated balance sheets. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. Periodic changes in the funded status are recognized through other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income (Loss). We currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end Consolidated Balance Sheets.
Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2024	2023
Interest cost	$1,772	$1,260
Expected return on plan assets	(1,554)	(1,468)
Recognized actuarial loss	630	719
Net periodic benefit cost	$848	$511
Based on current estimates, we will be required to make a $2.0 million contribution to the combined qualified Pension Plan in 2024. We made $0.3 million of such $2.0 million aggregate contribution in the three months ended March 31, 2024.

We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2024 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.5 million and $0.3 million in the three months ended March 31, 2024 and 2023, respectively.
Note I - Income Taxes
The income tax benefit was $0.1 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. The provision for income taxes resulted in an effective income tax rate of 29.3% for the three months ended March 31, 2024 and 40.2% for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024 and 2023 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
Harte Hanks, or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state, federal and foreign returns, we are no longer subject to tax examinations for years prior to 2018. The Company has reviewed all of its tax positions in order to determine whether all, a portion, or none of any related tax benefit should be recognized and has not identified or recorded any ASC 740-10 reserve.
We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at March 31, 2024 or December 31, 2023.
Note J - Loss Per Share
Basic loss per share (“EPS”) is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards and stock option under our stock incentive plans.
Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2024	2023
Numerator:
Net loss attributable to common stockholders	$(171)	$(791)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,236	7,425
Diluted EPS denominator	7,236	7,425

Basic loss per Common Share	$(0.02)	$(0.11)
Diluted loss per Common Share	$(0.02)	$(0.11)
For the three months ended March 31, 2024 and 2023, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 312,723 and 9,921 shares of anti-dilutive market price options; 43,780 and zero of anti-dilutive unvested restricted shares.
Note K — Comprehensive Income (Loss)
Comprehensive Income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.

Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2023	$(42,456)	$(1,634)	$(44,090)
Other comprehensive loss, net of tax, before reclassifications	—	(533)	(533)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	344	—	344
Net current period other comprehensive loss, net of tax	344	(533)	(189)
Balance at March 31, 2024	$(42,112)	$(2,167)	$(44,279)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2022	$(44,120)	$(4,182)	$(48,302)
Other comprehensive income, net of tax, before reclassifications	—	1,880	1,880
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	740	—	740
Net current period other comprehensive income, net of tax	740	1,880	2,620
Balance at March 31, 2023	$(43,380)	$(2,302)	$(45,682)
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

Note M — Restructuring Activities
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
For the three months ended March 31, 2024, we recorded restructuring charges of $0.9 million.
The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive Income (Loss).

In thousands	Three months ended March 31, 2024
Consulting and employee expense	$95
Severance	747
Facility and other expenses	11
Total	$853
The following table summarizes the changes in liabilities related to restructuring activities:

	Three months ended March 31, 2024
In thousands	Consulting and Employee	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$3,574	$144	$38	$3,756
Additions	95	747	11	853
Payments and adjustment	(3,669)	(444)	(49)	(4,162)
Ending balance:	$—	$447	$—	$447
Note N — Segment Reporting
Harte Hanks is a leading global customer experience company. Beginning in 2024, we have organized our operations into four reportable segments based on the types of products and services we provide: Marketing Services, Customer Care, Sales Services and Fulfillment & Logistics Services. The Sales Service is our new reportable segment for 2024 as it has become strategically more important for our company. It was included in Customer Care segment in 2023. 2023 segment reporting has been restated to reflect this change.
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

Our Sales Services segment enables customers to optimize their go-to-market function by offering a range of outsourced services including sales process optimization, sales play development, inbound lead qualification and outbound sales prospecting.
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
There are three principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income (loss) and operating income (loss) plus depreciation and amortization (“EBITDA”). Operating income for segment reporting disclosed below, is revenues less operating costs and allocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expense are not allocated to the segments. The Company does not allocate assets to our reportable segments for internal reporting purposes, nor does our CEO evaluate reportable segments using discrete asset information. The accounting policies of the segments are consistent with those described in the Note A, Overview and Significant Accounting Policies.
The following table presents financial information by segment for the three months ended March 31, 2024:

In thousands	Marketing Services	Customer Care	Sales Services	Fulfillment & Logistics	Restructuring Expense	Unallocated Corporate	Total

Revenue	$8,921	$12,442	$4,662	$19,423	$—	$—	$45,448
Segment operating expense	7,150	9,407	3,339	17,043	853	6,235	44,027
Contribution margin (loss)	$1,771	$3,035	$1,323	$2,380	$(853)	$(6,235)	$1,421
Overhead allocation	806	582	194	801	—	(2,383)	—
EBITDA	$965	$2,453	$1,129	$1,579	$(853)	$(3,852)	$1,421
Depreciation and amortization	177	62	195	248	—	364	1,046
Operating income (loss)	$788	$2,391	$934	$1,331	$(853)	$(4,216)	$375
The following table presents financial information by segment for the three months ended March 31, 2023:

In thousands	Marketing Services	Customer Care	Sales Services	Fulfillment & Logistics	Restructuring Expense	Unallocated Corporate	Total

Revenue	$11,239	$11,629	$2,787	$21,465	$—	$—	$47,120
Segment operating expense	9,259	9,388	2,266	18,509	—	5,579	45,001
Contribution margin (loss)	$1,980	$2,241	$521	$2,956	$—	$(5,579)	$2,119
Overhead allocation	789	714	—	758	—	(2,261)	—
EBITDA	$1,191	$1,527	$521	$2,198	$—	$(3,318)	$2,119
Depreciation and amortization	49	208	192	246	—	371	1,066
Operating income (loss)	$1,142	$1,319	$329	$1,952	$—	$(3,689)	$1,053

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
These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. A discussion of some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 10-K”), “Part II - Item 1A. Risk Factors” in this Quarterly Report, and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.
Overview
The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, including any material changes in the Company’s financial condition and results of operations since December 31, 2023, and as compared with the three months ended March 31, 2023. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2023 10-K. Our 2023 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.
Harte Hanks, Inc. is a leading global customer experience company operating in four reportable segments: Marketing Services, Customer Care, Sales services and Fulfillment & Logistics Services. Our mission is to partner with clients to provide them with a robust customer-experience, or CX, strategy, data-driven analytics and actionable insights combined with seamless program execution to better understand, attract, and engage their customers. Our services include strategic planning, data strategy, performance analytics, creative development and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.
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
Recent Developments
Project Elevate
Our management team continuously reviews and adjusts our cost structure and operating footprint to optimize our operations, and invest in improved technology. During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. Reorganization savings from Project Elevate executed from 2024 to 2025 are estimated to reach as much as $16.0 million.
For the three months ended March 31, 2024, we recorded restructuring charges of $0.9 million. For the year ended December 31, 2023, we incurred total restructuring charges of $5.7 million including $4.6 million of operational efficiency consulting, $0.9 million in real estate consolidation, and $0.2 million of other related costs.
Changes in Segment Reporting
Starting in the first quarter of 2024, to improve our strategic posture in terms of go-to-market approach and cost structure, we removed the Sales Services business from the Customer Care segment to become its own segment.
Results of Operations
Operating results were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2024	% Change	2023
Revenue	$45,448	-3.5%	$47,120
Operating expenses	45,073	-2.2%	46,067
Operating income	$375	-64.4%	$1,053
Operating margin	0.8%	-63.1%	2.2%
Other expense, net	617	-74.0%	2,376
Income tax benefit	(71)	-86.7%	(532)
Net loss	$(171)	-78.4%	$(791)

Diluted EPS from operations	$(0.02)	-77.8%	$(0.11)
Consolidated Results
Three months ended March 31, 2024 vs. Three months ended March 31, 2023
Revenues
Revenues of $45.4 million decreased $1.7 million, or 3.5%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Revenue in our Marketing Services segment decreased $2.3 million, or 20.6%, to $8.9 million, and revenue in our Fulfillment & Logistics Services segment decreased $2.0 million, or 9.5% , to $19.4 million. Revenue in our Sales Services segment increased $1.9 million or 67.3%, to $4.7 million. Revenue in our Customer Care segment increased $0.8 million, or 7.0%, to $12.4 million.

Operating Expenses
Operating expenses were $45.1 million in the three months ended March 31, 2024 , a decrease of $1.0 million, or 2.2%, compared to $46.1 million in the three months ended March 31, 2023.
Labor expense decreased $1.0 million, or 4.0%, primarily due to the reduction in workforce in our Marketing Services segment.
Production and Distribution expenses decreased $0.7 million, or 4.9%, primarily due to lower transportation services cost associated with the lower Fulfillment & Logistics segment revenue as compared to the prior year quarter.
Advertising, Selling, General and Administrative expenses decreased $0.1 million, or 2.4%, primarily due to lower professional services expenses.
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
Other expense (income), net
Other expense, net, for the three months ended March 31, 2024 was $0.6 million compared to $2.4 million, in the prior year quarter . The $1.8 million decrease in other expense, net was mainly associated with changes in foreign currency gain and loss account.
Income Taxes
The income tax benefit of $0.1 million in the first quarter of 2024 represents an increase in income tax provision of $0.5 million when compared to the first quarter of 2023. Our effective tax rate was 29.3% for the first quarter of 2024, a decrease of 10.9% from the effective tax rate of 40.2% for the first quarter of 2023. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the U.S. state income taxes and income earned in foreign jurisdictions.
Segment Results
The following is a discussion and analysis of the results of our reportable segments for the three months ended three months ended March 31, 2024 and 2023. There are four principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income and operating income plus depreciation and amortization (“EBITDA”). For additional information, see Note N, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.
Marketing Services:

	Three Months Ended March 31,
In thousands	2024	% Change	2023
Revenue	$8,921	(20.6)%	$11,239
EBITDA	965	(19.0)%	1,191
Operating income	788	(31.0)%	1,142
Operating income % of revenue	8.8%		10.2%
Marketing Services segment revenue decreased $2.3 million, or 20.6%, due to the decline of marketing spend and the loss of a customer. Operating income for the three months ended March 31, 2024 decreased $0.4 million from the prior year quarter due to the reduced revenue.

Customer Care:

	Three Months Ended March 31,
In thousands	2024	% Change	2023
Revenue	$12,442	7.0%	$11,629
EBITDA	2,453	60.6%	1,527
Operating income	2,391	81.3%	1,319
Operating income % of revenue	19.2%		11.3%
Customer Care segment revenue increased $0.8 million, or 7.0%, primarily due to increased project work. Operating Income was $2.4 million for the three months ended March 31, 2024, compared to operating income of $1.3 million for the three months ended March 31, 2023. The $1.1 million increase was driven by the higher revenue.
Sales Services:

	Three Months Ended March 31,
In thousands	2024	% Change	2023
Revenue	$4,662	67.3%	$2,787
EBITDA	1,129	116.7%	521
Operating income	934	183.9%	329
Operating income % of revenue	20.0%		11.8%
Sales Services segment revenue increased $1.9 million, or 67.3%, primarily due to work from a new customer. Operating Income was $0.9 million for the three months ended March 31, 2024, compared to operating income of $0.3 million for the three months ended March 31, 2023. The $0.6 million increase was contributed by the increased revenue volume.
Fulfillment & Logistics Services:

	Three Months Ended March 31,
In thousands	2024	% Change	2023
Revenue	$19,423	(9.5)%	$21,465
EBITDA	1,579	(28.2)%	2,198
Operating income	1,331	(31.8)%	1,952
Operating income % of revenue	6.9%		9.1%
Fulfillment & Logistics Services segment revenue decreased by $2.0 million, primarily due to the lower volume from the existing customers. Operating income decreased by $0.6 million due to the lower revenue.
Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $11.5 million and $18.4 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, we had the ability to borrow an additional 24.0 million under our Credit Facility.
We received a $5.3 million tax refund in March 2023, as a result of the tax NOL carryback provisions in the CARES Act.
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

Operating Activities
Net cash used in the operating activities for the three months ended March 31, 2024 was $5.7 million, compared to net cash provided by operating activities of $1.7 million for the three months ended March 31, 2023. The $7.4 million year-over-year decrease in cash provided by operating activities was primarily due to the $4.6 million changes in accounts payable and accrued expenses balances, $4.1 million change in prepaid expenses, income tax receivable and other current assets balances, as well as $2.3 million change in accounts receivable and contract assets balances. The above decrease was partially offset by a $2.5 million change in other accrued expenses and liabilities balances in the three months ended March 31, 2024 as compared to the same period in 2023.
Investing Activities
Net cash used in investing activities was $0.5 million for the three months ended March 31, 2024, which is comparable to the $0.6 million used in the same period in 2023.
Financing Activities
Net cash used in financing activities was $0.1 million for the three months ended March 31, 2024, as compared to $0.3 million of net cash used in the three months ended March 31, 2023. The $0.1 million decrease was primarily related to the change in Treasury stock activities.
Foreign Holdings of Cash
Consolidated foreign holdings of cash as of March 31, 2024 and December 31, 2023 were $4.9 million and $5.4 million, respectively.
Long Term Debt
On December 21, 2021, the Company entered into a three-year, $25.0 million asset-based revolving credit facility (the "Credit Facility") with Texas Capital Bank ("TCB"). The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”). The Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, TCB and the other Guarantors party thereto (the "Security Agreement"). On December 29, 2023, the Company extended the maturity date for the Credit Facility by a period of six months, to June 30, 2025. The extension was executed with substantially similar terms and conditions as the original Facility.
The Credit Facility provides for loans up to the lesser of (a) $25.0 million, and (b) the amount available under a "borrowing base" calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The Credit Facility allows the Company to use up to $3.0 million of its borrowing capacity to issue letters of credit.
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The latest rate was 7.68% as of March 31, 2024. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025.
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
As of March 31, 2024 and December 31, 2023, we had no borrowings outstanding under the Credit Facility. At each of March 31, 2024 and December 31, 2023, we had letters of credit outstanding in the amount of $1.0 million and

$0.8 million, respectively. No amounts were drawn against these letters of credit at March 31, 2024 and December 31, 2023. These letters of credit exist to support insurance programs relating to workers’ compensation and general liability. We had no other off-balance sheet financing activities at March 31, 2024 and December 31, 2023.
As of March 31, 2024, we had the ability to borrow $24.0 million under the Credit Facility.
Dividends
We did not pay any dividends in the three months ended March 31, 2024 and 2023.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. During 2023, we repurchased 0.4 million shares of common stock for a total combined purchase price of $2.4 million. We didn't repurchase any stock during the three months ended March 31, 2024 and 2023.
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
Critical and Recent Accounting Policies
Critical accounting estimates are defined as those that, in our judgment, are most important to the portrayal of our Company’s financial condition and results of operations and which require complex or subjective judgments or estimates. Actual results could differ materially from those estimates under different assumptions and conditions. Refer to the 2023 10-K for a discussion of our critical accounting estimates.
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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1a. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2023 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors previously disclosed in the 2023 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarter ended March 31, 2024.
The following table provides information with respect to purchases by the Company of shares of our Common Stock during the quarter ended March 31, 2024:

Period	Total Number of Shares (or units) Purchased	Average Price per Share (or unit)	Total number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate dollar value of shares that may yet be purchased under the program(1)
				in thousands
January 1, 2024 to January 31, 2024	—	$—	—	$4,131
February 1, 2024 to February 29, 2024	—	$—	—	4,131
March 1, 2024 to March 31, 2024	—	$—	—	4,131
	—		—	$4,131
(1)In May 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. No repurchase were made this quarter. After giving effect to the repurchases made under the plan in the previous quarter, we have remaining authority of $4.1 million to repurchase shares remaining under the program.
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
__________________________________
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

HARTE HANKS, INC.

May 10, 2024	/s/ Kirk Davis
Date	Kirk Davis
Chief Executive Officer

May 10, 2024	/s/ David Garrison
Date	David Garrison
Chief Financial Officer