Form 10-Q
period 2024-06-30
HARTE HANKS INC
filed 2024-08-09
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of July 31, 2024 was 7,288,983 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended June 30, 2024

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

In thousands, except shares and per share amounts	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$10,974	$18,364
Accounts receivable (less allowance for doubtful accounts of $14 and $474 at June 30, 2024 and December 31, 2023, respectively)	30,564	34,313
Contract assets and unbilled accounts receivable	8,119	7,935
Prepaid expenses	2,330	1,915
Prepaid income taxes and income tax receivable	1,758	1,758
Other current assets	1,292	928
Total current assets	55,037	65,213
Property, plant and equipment (less accumulated depreciation of $37,701 and $36,533, respectively)	8,430	8,855
Right-of-use assets	23,896	25,417
Other assets
Intangible assets, net	2,460	2,820
Goodwill	1,926	1,926
Deferred tax assets, net	17,131	17,268
Other long-term assets	853	1,258
Total other assets	22,370	23,272
Total assets	$109,733	$122,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,248	$23,176
Accrued payroll and related expenses	4,410	5,615
Deferred revenue and customer advances	3,484	3,195
Customer postage and program deposits	1,318	1,815
Other current liabilities	2,808	9,495
Current portion of lease liabilities	4,134	4,815
Total current liabilities	36,402	48,111
Pension liabilities - Qualified plans	9,766	10,540
Pension liabilities - Nonqualified plan	18,190	18,630
Long-term lease liabilities, net of current portion	22,291	23,691
Other long-term liabilities	2,476	1,928
Total liabilities	89,125	102,900
Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized; 12,221,484 shares issued, 7,279,945 and 7,224,718 shares outstanding at June 30, 2024 and December 31, 2023, respectively	12,221	12,221
Additional paid-in capital	145,703	157,889
Retained earnings	816,915	844,920
Less treasury stock, 4,941,541 shares at cost at June 30, 2024 and 4,996,766 shares at cost at December 31, 2023	(937,728)	(951,083)
Accumulated other comprehensive loss	(16,503)	(44,090)
Total stockholders’ equity	20,608	19,857
Total liabilities and stockholders’ equity	$109,733	$122,757
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2024	2023	2024	2023
Revenue	$45,035	$47,762	$90,483	$94,882
Operating expenses
Labor	22,682	26,666	46,167	51,131
Production and distribution	13,679	13,328	27,429	27,780
Advertising, selling, general and administrative	5,852	5,065	11,791	11,149
Restructuring expenses	427	—	1,280	—
Depreciation and amortization expense	1,022	1,033	2,068	2,099
Total operating expenses	43,662	46,092	88,735	92,159
Operating income	1,373	1,670	1,748	2,723

Other expense, net
Interest expense (income), net	39	59	50	(151)
Pension plan termination charges	38,217	—	38,217	—
Other (income) expense, net	(45)	791	561	3,377
Total other expense, net	38,211	850	38,828	3,226
(Loss) income before income taxes	(36,838)	820	(37,080)	(503)
Income tax (benefit) expense	(9,004)	240	(9,075)	(292)
Net (loss) income	(27,834)	580	(28,005)	(211)

(Loss) income per common share
Basic	$(3.84)	$0.08	$(3.86)	$(0.03)
Diluted	$(3.84)	$0.08	$(3.86)	$(0.03)

Weighted average shares used to compute (loss) income per share
Basic	7,257	7,358	7,246	7,392
Diluted	7,365	7,505	7,354	7,392

Comprehensive (loss) income, net of tax:
Net (loss) income	$(27,834)	$580	$(28,005)	$(211)

Adjustment to pension liability, net	29,179	402	29,524	1,142
Foreign currency translation adjustment	(1,403)	100	(1,937)	1,980
Total other comprehensive loss, net of tax	$27,776	$502	$27,587	$3,122

Comprehensive (loss) income	$(58)	$1,082	$(418)	$2,911
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	$12,221	$157,889	$844,920	$(951,083)	$(44,090)	$19,857
Stock-based compensation	—	552	—	—	—	552
Vesting of RSUs	—	(5,264)	—	5,177	—	(87)
Net loss	—	—	(171)	—	—	(171)
Other comprehensive loss	—	—	—	—	(189)	(189)
Balance at March 31, 2024	$12,221	$153,177	$844,749	$(945,906)	$(44,279)	$19,962
Stock-based compensation	—	734	—	—	—	734
Vesting of RSUs	—	(8,208)	—	8,178	—	(30)
Net loss	—	—	(27,834)	—	—	(27,834)
Other comprehensive income	—	—	—	—	27,776	27,776
Balance at June 30, 2024	$12,221	$145,703	$816,915	$(937,728)	$(16,503)	$20,608

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	$12,221	$218,411	$846,490	$(1,010,012)	$(48,302)	$18,808
Stock-based compensation	—	540	—	—	—	540
Vesting of RSUs	—	(21,538)	—	21,326	—	(212)
Net loss	—	—	$(791)	—	—	(791)
Other comprehensive income	—	—	—	—	2,620	2,620
Balance at March 31, 2023	$12,221	$197,413	$845,699	$(988,686)	$(45,682)	$20,965
Stock-based compensation	$—	$502	$—	$—	$—	$502
Vesting of RSUs	$—	$(10,529)	$—	$10,409	$—	$(120)
Repurchase of common stock	$—	$—	$—	$(1,879)	$—	$(1,879)
Net loss	$—	$—	$580	$—	$—	$580
Other comprehensive income	$—	$—	$—	$—	$502	$502
Balance at June 30, 2023	$12,221	$187,386	$846,279	$(980,156)	$(45,180)	$20,550

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In thousands	2024		2023
Cash Flows from Operating Activities
Net Loss	(28,005)		$(211)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,068		2,099
Stock-based compensation	1,286		1,042
Pension termination cost, net	31,947	(1)	180
Deferred income taxes	(10,219)		(326)
Changes in assets and liabilities:
Accounts receivable and contract assets	3,565		3,313
Prepaid expenses, income tax receivable and other current assets	(237)		2,710
Accounts payable and accrued expenses	(2,969)		(4,433)
Deferred revenue and customer advances	289		2,111
Customer postage and program deposits	(497)		440
Other accrued expenses and liabilities	(1,312)		(2,338)
Net cash (used in) provided by operating activities	(4,084)		4,587

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,208)		(1,256)
Proceeds from sale of property, plant and equipment	1		1
Net cash used in investing activities	(1,207)		(1,255)

Cash Flows from Financing Activities
Debt financing costs	—		(6)
Payment of finance leases	(45)		(95)
Repurchase of common stock	—		(1,879)
Treasury stock activities	(117)		(332)
Net cash used in financing activities	(162)		(2,312)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,937)		1,980

Net (decrease) increase in cash and cash equivalents and restricted cash	(7,390)		3,000
Cash and cash equivalents and restricted cash at beginning of period	18,864		11,364
Cash and cash equivalents and restricted cash at end of period	$11,474	(2)	$14,364

Supplemental disclosures
Cash (received) paid for interest	$(45)		$164
Cash paid for (received) income taxes, net	$888		$(4,668)
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$1,254		$2,009

(1) This amount is comprised of the below balances:
Pension Plan I termination payments and charges	$31,879		—
Normal pension plan activities	68		$180
Net Pension cost, net	$31,947		$180
(2) This amount is comprised of the below balances:
Cash and cash equivalents	$10,974		$13,364
Cash held in Escrow account included in other assets	500		1,000
Cash and cash equivalents at end of period	$11,474		$14,364
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
Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive (Loss) Income
The “Labor” line in the Condensed Consolidated Statements of Comprehensive Loss (Income) includes all employee payroll and benefits costs, including stock-based compensation and temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include any labor, depreciation, or amortization expense.

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
Disaggregation of Revenue
We disaggregate revenue by four key revenue streams which are aligned with our reportable segments. The nature of the services offered by each key revenue stream is different. The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2024 and 2023 by our four reportable segments and the pattern of revenue recognition:

	Three Months Ended June 30, 2024
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$6,641	$1,097	$7,738
Customer Care	12,384	—	12,384
Sales Services	4,414	—	4,414
Fulfillment and Logistics Services	16,710	3,789	20,499
Total Revenues	$40,149	$4,886	$45,035

	Three Months Ended June 30, 2023
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$10,035	$886	$10,921
Customer Care	14,915	—	14,915
Sales Services	2,296	—	2,296
Fulfillment and Logistics Services	15,997	3,633	19,630
Total Revenues	$43,243	$4,519	$47,762

	Six Months Ended June 30, 2024
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$14,449	$2,210	$16,659
Customer Care	24,826	—	24,826
Sales Services	9,076	—	9,076
Fulfillment and Logistics Services	32,257	7,665	39,922
Total Revenues	$80,608	$9,875	$90,483

	Six Months Ended June 30, 2023
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$20,186	$1,974	$22,160
Customer Care	26,540	—	26,540
Sales Services	5,087	—	5,087
Fulfillment and Logistics Services	33,420	7,675	41,095
Total Revenues	$85,233	$9,649	$94,882
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
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of June 30, 2024, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.
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
The following table summarizes our contract balances as of June 30, 2024 and December 31, 2023:

In thousands	June 30, 2024	December 31, 2023
Contract assets	200	258
Deferred revenue and customer advances	3,484	3,195
Deferred revenue, included in other long-term liabilities	236	294
Revenue recognized during the six months ended June 30, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $2.5 million. Revenue recognized during the six months ended June 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $3.5 million.
Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $0.3 million and $0.6 million as of June 30, 2024 and December 31, 2023, respectively. They are included in other current assets and other assets on our balance sheet. For the periods presented, no impairment was recognized.
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
As of June 30, 2024, assets recorded under finance and operating leases were approximately $0.6 million and $23.3 million, respectively, and accumulated amortization associated with finance leases was $0.1 million. As of December 31, 2023, assets recorded under finance and operating leases were approximately $0.1 million and $25.3 million, respectively, and accumulated amortization associated with finance leases was $0.1 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
There was no impairment of leases during the three and six months ended June 30, 2024 and 2023.
The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of June 30, 2024			As of December 31, 2023
	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Right-of-use Assets	$23,332	$564	$23,896	$25,288	$129	$25,417

Liabilities
Current portion of lease liabilities	4,027	107	4,134	4,773	42	4,815
Long-term lease liabilities	21,914	377	22,291	23,687	4	23,691
Total Lease Liabilities	$25,941	$484	$26,425	$28,460	$46	$28,506
For the three and six months ended June 30, 2024 and 2023, the components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Operating lease cost	$1,333	$1,366	$2,682	$2,822

Finance lease cost:
Amortization of right-of-use assets	24	40	31	80
Interest on lease liabilities	7	2	8	4
Total Finance lease cost	31	42	39	84
Variable lease cost	584	486	1,031	988
Sublease income	(157)	(213)	(315)	(499)
Total lease cost, net	$1,791	$1,681	$3,437	$3,395
Other information related to leases was as follows:

In thousands	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,637	$6,453
Operating cash flows from finance leases	7	4
Financing cash flows from finance leases	45	95

Weighted Average Remaining Lease term
Operating leases	6.7	5.6
Finance leases	4.6	1.2

Weighted Average Discount Rate
Operating leases	5.71%	3.63%
Finance leases	8.15%	6.21%

The maturities of the Company’s finance and operating lease liabilities as of June 30, 2024 are as follows:

In thousands	Operating Leases (1)	Finance Leases
Year Ending December 31,
Remainder of 2024	$2,967	$77
2025	4,618	120
2026	4,211	117
2027	4,187	117
2028	4,094	117
2029 and beyond	11,397	31
Total future minimum lease payments	31,474	579
Less: imputed interest	5,533	95
Total lease liabilities	$25,941	$484
(1)Non-cancelable sublease proceeds for the remainder of the fiscal year ending December 31, 2024 of $0.1 million, are not included in the table above.
Note E - Convertible Preferred Stock and Share Repurchase Program
Convertible Preferred Stock
On March 20, 2023, the Company cancelled all shares of Series A Preferred Stock pursuant to the Certificate of Elimination filed with the Secretary of State of Delaware.
Share Repurchase Program
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. In the three and six months ended June 30, 2024, we didn't repurchase any shares of common stock. In the three and six months ended June 30, 2023, we repurchased 0.3 million shares of Common Stock for $1.9 million.
Note F — Long-Term Debt - Credit Facility
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
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 7.69% as of June 30, 2024. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025. As of June 30, 2024 and December 31, 2023, we had letters of credit outstanding in the amount of $1.0 million and $0.8 million, respectively. No amounts were drawn against these letters of credit at June 30, 2024. These letters of credit exist to support insurance programs relating to worker’s compensation and general liability. Unused commitment balances accrue fees at a rate of 0.25%.
As of June 30, 2024 and December 31, 2023, we had the ability to borrow $24.0 million and $24.2 million, respectively, under the New Credit Facility.

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
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income. We recognized $0.7 million and $0.5 million of stock-based compensation expense during the three months ended June 30, 2024 and 2023, respectively. We recognized $1.3 million and $1.0 million of stock-based compensation expense during the six months ended June 30, 2024 and 2023, respectively.
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
In January 2023, the Board of Directors of the Company approved the termination of the Qualified Pension Plan I. The termination process will take approximately 18 months to complete and will result in the transfer of our obligations pursuant to this pension plan to an insurance company. We expect to make total cash contributions of $7.4 million to terminate the Qualified Pension Plan I. We made a $6.1 million cash contribution in the three months ended June 30, 2024. This contribution with the liquidation of pension assets was used to purchase annuities from an insurance company, which settled the liabilities for Pension Plan I participants. Approximately $1.3 million will be paid during the third quarter of 2024 as the insurance company is onboarding pension participants and final filings are submitted to the Pension Benefit Guaranty Corporation. In connection with this termination, we recognized $38.2 million of pension termination charges which were reflected in our Condensed Consolidated Statements of Comprehensive Income (Loss) for three and six months ended June 30, 2024.
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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Interest cost	$1,258	$1,772	$2,516	$3,544
Expected return on plan assets	(908)	(1,554)	(1,816)	(3,108)
Recognized actuarial loss	389	630	778	1,260
Net periodic benefit cost	$739	$848	$1,478	$1,696
Based on current estimates, we will be required to make a $2.0 million contribution to the combined qualified Pension Plan in 2024. We made $0.8 million of such $2.0 million aggregate contribution in the six months ended June 30, 2024.
We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2024 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.9 million in the six months ended June 30, 2024 and 2023.
Note I - Income Taxes
The income tax benefit was $9.0 million and income tax provision was $0.2 million for the three months ended June 30, 2024 and 2023, respectively. The provision for income taxes resulted in an effective tax rate of 24.4% for the three months ended June 30, 2024 and 29.3% for the three months ended June 30, 2023. The effective income tax rate for the three months ended June 30, 2024 and 2023 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
The income tax benefit was $9.1 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. The provision for income taxes resulted in an effective tax rate of 24.5% for the six months ended June 30, 2024 and 58.1% for the six months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024 and 2023 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
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
We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at June 30, 2024 or December 31, 2023.
Note J - (Loss) Income Per Share
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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2024	2023	2024	2023
Numerator:
Net (loss) income	$(27,834)	$580	$(28,005)	$(211)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,257	7,358	7,246	7,392
Diluted EPS denominator	7,365	7,505	7,354	7,392

Basic (loss) income per Common Share	$(3.84)	$0.08	$(3.86)	$(0.03)
Diluted (loss) income per Common Share	$(3.84)	$0.08	$(3.86)	$(0.03)
For the three months ended June 30, 2024 and 2023, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 339,125 and 7,428 shares of anti-dilutive market price options; 349 and 45,338 of anti-dilutive unvested restricted shares.
For the six months ended June 30, 2024 and 2023, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 325,924 and 8,668 shares of anti-dilutive market price options; 27,939 and 45,906 of anti-dilutive unvested restricted shares.
Note K — Comprehensive Income (Loss)
Comprehensive Income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.
Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2023	$(42,456)	$(1,634)	$(44,090)
Other comprehensive loss, net of tax, before reclassifications	—	(1,937)	(1,937)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	29,524	—	29,524
Net current period other comprehensive loss, net of tax	29,524	(1,937)	27,587
Balance at June 30, 2024	$(12,932)	$(3,571)	$(16,503)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2022	$(44,120)	$(4,182)	$(48,302)
Other comprehensive income, net of tax, before reclassifications	—	1,980	1,980
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	1,142	—	1,142
Net current period other comprehensive income, net of tax	1,142	1,980	3,122
Balance at June 30, 2023	$(42,978)	$(2,202)	$(45,180)
Reclassification amounts related to the defined pension plans are included in the computation of net periodic pension benefit cost (see Note H, Employee Benefit Plans).

Note L — Litigation and Contingencies
In the normal course of our business, we are obligated under some agreements to indemnify our clients as a result of third party claims if the claim alleges that we have infringed upon the proprietary rights of third parties, or alternatively, in some contractual instances, if the third party claims relating to other ad hoc contract obligations. The terms and duration of these indemnity commitments vary and, in some cases may be indefinite, and some of these contractual commitments do not limit the maximum amount of future payments we could become obligated to make thereunder. Accordingly, our actual aggregate maximum exposure related to these types of commitments is not reasonably estimated. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our consolidated financial statements.
We are also subject to various claims and legal proceedings in the ordinary course of conducting our businesses and, from time to time, we may become involved in additional claims and lawsuits incidental to our businesses. We routinely assess the likelihood of adverse judgments or outcomes, as well as ranges of probable losses. To the extent losses are reasonably estimable, we accrue for them. Accruals are recorded for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonable estimable.
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
Note M — Restructuring Activities
During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. Reorganization cost reductions from Project Elevate during 2024 through 2026 are estimated to be $16.0 million. For the year ended December 31, 2023, we recorded restructuring charges of $5.7 million. We expect to incur total restructuring charges of $10.1 million through the end of 2025.
For the three and six months ended June 30, 2024, we recorded restructuring charges of $0.4 million and $1.3 million, respectively.
The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive Income (Loss).

In thousands	Three months ended June 30, 2024	Six months ended June 30, 2024
Consulting and employee expense	$364	$462
Severance	38	782
Facility and other expenses	25	36
Total	$427	$1,280
The following table summarizes the changes in liabilities related to restructuring activities:

	Six months ended June 30, 2024
In thousands	Consulting and Employee Expense	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$3,574	$144	$38	$3,756
Additions	458	783	36	1,277
Payments and adjustment	(4,032)	(717)	(74)	(4,823)
Ending balance:	$—	$210	$—	$210

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
The following table presents financial information by segment for the three months ended June 30, 2024:

In thousands	Marketing Services	Customer Care	Sales Services	Fulfillment & Logistics	Restructuring	Unallocated Corporate	Total

Revenue	$7,738	$12,384	$4,414	$20,499	$—	$—	$45,035
Segment operating expense	6,047	9,454	3,234	18,113	427	5,365	42,640
Contribution margin (loss)	$1,691	$2,930	$1,180	$2,386	$(427)	$(5,365)	$2,395
Overhead allocation	856	612	204	827	—	(2,499)	—
EBITDA	$835	$2,318	$976	$1,559	$(427)	$(2,866)	$2,395
Depreciation and amortization	165	54	196	243	—	364	1,022
Operating income (loss)	$670	$2,264	$780	$1,316	$(427)	$(3,230)	$1,373

The following table presents financial information by segment for the three months ended June 30, 2023:

In thousands	Marketing Services	Customer Care	Sales Services	Fulfillment & Logistics	Restructuring	Unallocated Corporate	Total

Revenue	$10,921	$14,915	$2,296	$19,630	$—	$—	$47,762
Segment operating expense	8,835	11,491	2,050	16,931	—	5,752	45,059
Contribution margin (loss)	$2,086	$3,424	$246	$2,699	$—	$(5,752)	$2,703
Overhead allocation	766	720	—	765	—	(2,251)	—
EBITDA	$1,320	$2,704	$246	$1,934	$—	$(3,501)	$2,703
Depreciation and amortization	47	173	198	241	—	374	1,033
Operating income (loss)	$1,273	$2,531	$48	$1,693	$—	$(3,875)	$1,670
The following table presents financial information by segment for the six months ended June 30, 2024:

In thousands	Marketing Services	Customer Care	Sales Services	Fulfillment & Logistics	Restructuring Expense	Unallocated Corporate	Total

Revenue	$16,659	$24,826	$9,076	$39,922	$—	$—	$90,483
Segment operating expense	13,197	18,861	6,573	35,156	1,280	11,600	86,667
Contribution margin (loss)	$3,462	$5,965	$2,503	$4,766	$(1,280)	$(11,600)	$3,816
Overhead allocation	1,662	1,194	398	1,628	—	(4,882)	—
EBITDA	$1,800	$4,771	$2,105	$3,138	$(1,280)	$(6,718)	$3,816
Depreciation and amortization	342	116	391	491	—	728	2,068
Operating income (loss)	$1,458	$4,655	$1,714	$2,647	$(1,280)	$(7,446)	$1,748
The following table presents financial information by segment for the six months ended June 30, 2023:

In thousands	Marketing Services	Customer Care	Sales Services	Fulfillment & Logistics	Restructuring Expense	Unallocated Corporate	Total

Revenue	$22,160	$26,540	$5,087	$41,095	$—	$—	$94,882
Segment operating expense	18,094	20,879	4,316	35,440	—	11,331	90,060
Contribution margin (loss)	$4,066	$5,661	$771	$5,655	$—	$(11,331)	$4,822
Overhead allocation	1,555	1,434	—	1,523	—	(4,512)	—
EBITDA	$2,511	$4,227	$771	$4,132	$—	$(6,819)	$4,822
Depreciation and amortization	96	381	390	487	—	745	2,099
Operating income (loss)	$2,415	$3,846	$381	$3,645	$—	$(7,564)	$2,723

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements will also be included from time to time in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, including actions designed to respond to market conditions and improve our performance, (2) our financial outlook for revenues, earnings (loss) per share, operating income (loss), expense related to equity-based compensation, capital resources and other financial items, if any, (3) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (4) competitive factors, (5) acquisition and development plans, (6) expectations regarding legal proceedings and other contingent liabilities, (7) expectations regarding cost savings due to Project Elevate and (8) other statements regarding future events, conditions, or outcomes.
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
Overview
The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, including any material changes in the Company’s financial condition and results of operations since December 31, 2023, and as compared with the three and six months ended June 30, 2023. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2023 10-K. Our 2023 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.
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
Recent Developments
Project Elevate
Our management team continuously reviews and adjusts our cost structure and operating footprint to optimize our operations, and invest in improved technology. During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. We expect to exceed our Project Elevate saving target for this year of $6 million and remain confident in our two-year target of exiting 2025 with $16 million in savings.
For the three and six months ended June 30, 2024, we recorded restructuring charges related to this business transformation effort of $0.4 million and $1.3 million, respectively.
Qualified Pension Plan I termination
In January 2023, the Board of Directors of the Company approved the termination of the Qualified Pension Plan I. The termination process was completed in June 2024 and resulted in the transfer of our obligations pursuant to this pension plan to an insurance company. We expect to make total cash contributions of $7.4 million will be required for the termination the Qualified Pension Plan I. We made a $6.1 million cash contribution in the three months ended June 30, 2024. This contribution with the liquidation of pension assets was used to purchase annuities from an insurance company, which settled the liabilities for Pension Plan I participants. Approximately $1.3 million will be paid during the third quarter of 2024 as the insurance company is onboarding plan participants and final filings are submitted to the Pension Benefit Guaranty Corporation. In connection with this termination, we recognized $38.2 million of pension termination charges reflected in our Condensed Consolidated Statements of Comprehensive Income (Loss) for three and six months ended June 30, 2024.
Changes in Segment Reporting
Starting in the first quarter of 2024, to improve our strategic posture in terms of go-to-market approach and cost structure, we removed the Sales Services business from the Customer Care segment and made the Sales Services business its own segment.

Results of Operations
Operating results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except per share amounts	2024	% Change	2023	2024	% Change	2023
Revenue	$45,035	-5.7%	$47,762	$90,483	-4.6%	$94,882
Operating expenses	43,662	-5.3%	46,092	88,735	-3.7%	92,159
Operating income	$1,373	-17.8%	$1,670	$1,748	-35.8%	$2,723
Operating margin	3.0%	-12.8%	3.5%	1.9%	-32.7%	2.9%
Other expense, net	38,211		850	38,828		3,226
Income tax (benefit) provision	(9,004)		240	(9,075)		(292)
Net (loss) income	$(27,834)		$580	$(28,005)		$(211)
Basic and diluted EPS from operations	$(3.84)		$0.08	$(3.86)		$(0.03)
Consolidated Results
Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Revenues
Revenue decreased $2.7 million, or 5.7%, to $45.0 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023 due to decreased revenue in two of the Company's operating segments. Those decreases were the result of fluctuations in timing of high volume periods associated with ongoing programs, and the conclusion of relationships with some customers.
Operating Expenses
Operating expenses were $43.7 million in the three months ended June 30, 2024, a decrease of $2.4 million, or 5.3%, compared to $46.1 million in the three months ended June 30, 2023. Reductions in operating expenses are the result of cost controls and Project Elevate.
Labor expense decreased $4.0 million, or 14.9%, primarily due to lower labor cost and bonus expense associated with lower revenue.
Production and Distribution expenses increased $0.4 million, or 2.6%, primarily due to higher volumes of brokered freight and materials as compared to the prior year quarter.
Advertising, Selling, General and Administrative expenses increased $0.8 million, or 15.5%, primarily due to continued investment in sales and marketing, and technology services expenses.
The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Transportation rates have decreased over the last six months due to dropping demand and supply fluctuations within the transportation industry. Future changes in transportation expenses will continue to impact our total production costs and total operating expenses, and in turn our margins, and may have an impact on future demand for our supply chain management services. Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.
Other expense, net
Other expense, net, for the three months ended June 30, 2024 was $38.2 million compared to $0.9 million, in the prior year quarter. The $37.4 million increase in other expense, net was mainly due to the pension termination charge of $38.2 million in the three months ended June 30, 2024.

Income Taxes
The income tax benefit of $9.0 million in the second quarter of 2024 represents an increase in income tax benefit of $9.2 million when compared to the second quarter of 2023. Our effective tax rate was 24.4% for the second quarter of 2024, a decrease of 4.8% from the effective tax rate of 29.3% for the second quarter of 2023. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the U.S. state income taxes and income earned in foreign jurisdictions.
Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Revenues
Revenue decreased $4.4 million, or 4.6%, to $90.5 million, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023 due to decreased revenue in three of our operating segments. The reduction in revenues in the six month period relates to the conclusion of programs, and the ordinary turnover of customers at a higher rate than initiation of new programs and revenues from new customer. Our sales and marketing organization is amidst a transformation that includes an expansion of staff, a new centralized reporting structure, partnership channel development, and expanded international sales focus. Assuming a supportive economy, we expect improved revenues in the second half of 2024.
Operating Expenses
Operating expenses were $88.7 million in the six months ended June 30, 2024, a decrease of $3.4 million, or 3.7%, compared to $92.2 million in the six months ended June 30, 2023. Cost controls to match revenues and Project Elevate led to the decline in operating expense. The company expects further cost reductions in excess of new costs attributable to revenue growth.
Labor expense decreased $5.0 million, or 9.7%, primarily due to lower labor cost and bonus expense associated with lower revenue.
Production and Distribution expenses decreased $0.4 million, or 1.3%, primarily due to lower software costs as compared to the prior year.
Advertising, Selling, General and Administrative expenses increased $0.6 million, or 5.8%, primarily due to higher sales and marketing expenses.
The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. There has been significant variability in transportation rates in recent years due to demand and supply fluctuations within the transportation industry. Future changes in transportation expenses will continue to impact our total production costs and total operating expenses, and revenues. Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.
Other expense, net
Other expense, net, for the six months ended June 30, 2024 was $38.8 million compared to $3.2 million, in the prior year period. The $35.6 million increase in other expense, net was mainly due to the pension termination charge incurred in the six months ended June 30, 2024.
Income Taxes
The income tax benefit of $9.1 million in the six months ended June 30, 2024 represents an increase in income tax benefit of $8.8 million when compared to the same period of 2023. Our effective tax rate was 24.5% for the six months ended June 30, 2024, a decrease of 33.6% from the effective tax rate of 58.1% for the same period of 2023. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the U.S. state income taxes and income earned in foreign jurisdictions.

Segment Results
The following is a discussion and analysis of the results of our reportable segments for the three and six months ended June 30, 2024 and 2023. There are four principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income, operating income as a percentage of revenue, and operating income plus depreciation and amortization (“EBITDA”). For additional information, see Note N, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.
Marketing Services:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2024	% Change	2023	2024	% Change	2023
Revenue	$7,738	(29.1)%	$10,921	$16,659	(18.3)%	$22,160
EBITDA	835	(36.7)%	1,320	1,800	(26.9)%	2,511
Operating income	670	(47.4)%	1,273	1,458	(38.1)%	2,415
Operating income % of revenue	8.7%		11.7%	8.8%		10.9%
Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Marketing Services segment revenue decreased $3.2 million, or 29.1%, due to customer turnover, the decline of client spending in excess of new business starting in the quarter. Operating income for the three months ended June 30, 2024 decreased $0.6 million, or 47.4% from the prior year quarter due to the reduced revenue.
Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Marketing Services segment revenue decreased $5.5 million, or 18.3%, due to several factors including higher customer turnover at the during the first half of 2023, coupled with additional client spending reductions. This segment is our most economically sensitive segment with regard to changes in client's marketing strategy. We anticipate naming new leadership in this segment in the fourth quarter with an expanded focus on new business development supporting the change. Operating income for the six months ended June 30, 2024 decreased $1.0 million , or 38.1% from the prior year quarter due to the reduced revenue.
Customer Care:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2024	% Change	2023	2024	% Change	2023
Revenue	$12,384	(17.0)%	$14,915	$24,826	(6.5)%	$26,540
EBITDA	2,318	(14.3)%	2,704	4,771	12.9%	4,227
Operating income	2,264	(10.5)%	2,531	4,655	21.0%	3,846
Operating income % of revenue	18.3%		17.0%	18.8%		14.5%
Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Customer Care segment revenue decreased $2.5 million, or 17.0%, primarily due to the timing of fluctuations with specific programs. Operating Income was $2.3 million for the three months ended June 30, 2024, compared to operating income of $2.5 million for the three months ended June 30, 2023. The $0.3 million decrease in operating income was due to the lower revenue.
Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Customer Care segment revenue decreased $1.7 million, or 6.5%, which can be impacted by one-time project-based engagements, temporary surges or declines in call volumes among retained customers due to specific programs and events. We also encounter fluctuations based on the geographic regions customers select for staff support. We are leveraging our Amazon Connect cloud-based platform to test and pilot new AI tools, and are exploring how we can augment growth by providing more technical support as clients migrate to more capable contact center platforms. Operating Income was $4.7 million for the six months ended June 30, 2024, compared to operating income of $3.8 million for the six months ended June 30, 2023. The increase of $0.8 million was primarily driven by the lower labor cost.

Sales Services:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2024	% Change	2023	2024	% Change	2023
Revenue	$4,414	92.2%	$2,296	$9,076	78.4%	$5,087
EBITDA	976	296.7%	246	2,105	173.0%	771
Operating income	780	1525.0%	48	1,714	349.9%	381
Operating income % of revenue	17.7%		2.1%	18.9%		7.5%
Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Sales Services segment revenue increased $2.1 million, or 92.2%, primarily due to increased work from a large fintech customer. Operating Income was $0.8 million for the three months ended June 30, 2024, compared to operating income of $48 thousand for the three months ended June 30, 2023. The $0.7 million increase was driven by the increased contribution margin related to higher revenues.
Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Sales Services segment revenue increased $4.0 million, or 78.4%, primarily due to growth in work from a large fintech customer. Operating Income was $1.7 million for the six months ended June 30, 2024, compared to $0.4 million for the six months ended June 30, 2023. The $1.3 million increase was driven by the increased contribution margin related to higher revenues.
Fulfillment & Logistics Services:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2024	% Change	2023	2024	% Change	2023
Revenue	$20,499	4.4%	$19,630	$39,922	(2.9)%	$41,095
EBITDA	1,559	(19.4)%	1,934	3,138	(24.1)%	4,132
Operating income	1,316	(22.3)%	1,693	2,647	(27.4)%	3,645
Operating income % of revenue	6.4%		8.6%	6.6%		8.9%
Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Fulfillment & Logistics Services segment revenue increased $0.9 million, or 4.4%, primarily due to the higher volumes and new programs from the existing customers. Operating income decreased by $0.4 million primarily due to revenue mix, and higher facility and technology expenses.
Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Fulfillment & Logistics Services segment revenue decreased by $1.2 million, or 2.9%, due to the lower volume from existing customers not being offset by growth in new programs and customers. We currently have a robust sales pipeline for fulfillment opportunities, particularly for the fourth quarter. The pipeline transcends an otherwise seasonally stronger fourth quarter juxtaposed to the other quarters. The logistics industry is experiencing much higher cost pressure. This is partially the result of market leaders competing for more dominant position, acquiring smaller logistics providers, achieving scale through lowering pricing, as they focus on consolidating market share. Operating income decreased by $1.0 million, or 27.4% due to the lower revenue and higher facility and technology expenses.
Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $11.0 million and $18.4 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, we had the ability to borrow an additional $24.0 million under our Credit Facility.
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
Operating Activities
Net cash used in the operating activities for the six months ended June 30, 2024 was $4.1 million, compared to net cash provided by operating activities of $4.6 million for the six months ended June 30, 2023. The $8.7 million year-over-year decrease in cash provided by operating activities was primarily driven by the net of $27.8 million decrease in net income and net pension cost of $31.9 million and deferred tax benefit of $10.2 million, and the $3.0 million changes in current assets and current liabilities.
Investing Activities
Net cash used in investing activities was $1.2 million for the six months ended June 30, 2024, which is comparable to the $1.3 million used in investing activities during the same period in 2023.
Financing Activities
Net cash used in financing activities was $0.2 million for the six months ended June 30, 2024, as compared to $2.3 million of net cash used in financing activities during the six months ended June 30, 2023. The $2.1 million decrease was primarily related to the $1.9 million used to repurchase our common stock in the six months ended June 30, 2023.
Foreign Holdings of Cash
Consolidated foreign holdings of cash as of June 30, 2024 and December 31, 2023 were $1.2 million and $5.4 million, respectively.
Long Term Debt
On December 21, 2021, the Company entered into a three-year, $25 million asset-based revolving credit facility (the "Credit Facility") with Texas Capital Bank ("TCB"). The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”). The Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, TCB and the other Guarantors party thereto (the "Security Agreement"). On December 29, 2023, the Company extended the maturity date for the Credit Facility by a period of 6 months, to June 30, 2025. The extension was executed with substantially similar terms and conditions as the original Facility.
The Credit Facility provides for loans up to the lesser of (a) $25.0 million, and (b) the amount available under a "borrowing base" calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The Credit Facility allows the Company to use up to $3.0 million of its borrowing capacity to issue letters of credit.
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The latest rate was 7.69% as of June 30, 2024. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025.
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
As of June 30, 2024 and December 31, 2023, we had no borrowings outstanding under the Credit Facility. At each of June 30, 2024 and December 31, 2023, we had letters of credit outstanding in the amount of $1.0 million and $0.8 million, respectively. No amounts were drawn against these letters of credit at June 30, 2024 and December 31, 2023. These letters of credit exist to support insurance programs relating to workers’ compensation, insurance, and reducing cash security deposits on leased property. We had no other off-balance sheet financing activities at June 30, 2024 and December 31, 2023.
As of June 30, 2024, we had the ability to borrow $24.0 million under the Credit Facility.
Dividends
We did not pay any dividends in the three months ended June 30, 2024 and 2023.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. During 2023, we repurchased 0.4 million shares of common stock for a total combined purchase price of $2.4 million. During 2024, we repurchased zero shares of stock during the three and six months ended June 30, 2024. In the three and six months ended June 30, 2023, we repurchased 0.3 million shares of Common Stock for $1.9 million.
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
Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1a. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2023 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors previously disclosed in the 2023 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarter ended June 30, 2024.
The following table provides information with respect to purchases by the Company of shares of our Common Stock during the quarter ended June 30, 2024:

Period	Total Number of Shares (or units) Purchased	Average Price per Share (or unit)	Total number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate dollar value of shares that may yet be purchased under the program(1)
				in thousands
April 1, 2024 to April 30, 2024	—	$—	—	$4,131
May 1, 2024 to May 31, 2024	—	$—	—	4,131
June 1, 2024 to June 30, 2024	—	$—	—	4,131
	—		—	$4,131
(1)On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. No repurchases were made during the quarter ended June 30, 2024 . After giving effect to the repurchases made under the plan in the prior quarter, the Company has remaining authority of $4.1 million to repurchase shares under the program.

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

HARTE HANKS, INC.

August 9, 2024	/s/ Kirk Davis
Date	Kirk Davis
Chief Executive Officer

August 9, 2024	/s/ David Garrison
Date	David Garrison
Chief Financial Officer