Form 10-Q
period 2024-09-30
HARTE HANKS INC
filed 2024-11-14
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of October 31, 2024 was 7,288,983 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended September 30, 2024

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

In thousands, except shares and per share amounts	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$5,944	$18,364
Accounts receivable (less allowance for doubtful accounts of $54 and $474 at September 30, 2024 and December 31, 2023, respectively)	33,275	34,313
Contract assets and unbilled accounts receivable	9,260	7,935
Prepaid expenses	2,119	1,915
Prepaid income taxes and income tax receivable	1,758	1,758
Other current assets	1,467	928
Total current assets	53,823	65,213
Property, plant and equipment (less accumulated depreciation of $38,845 and $36,533, respectively)	9,310	8,855
Right-of-use assets	22,926	25,417
Other assets
Intangible assets, net	2,280	2,820
Goodwill	1,926	1,926
Deferred tax assets, net	17,128	17,268
Other long-term assets	734	1,258
Total other assets	22,068	23,272
Total assets	$108,127	$122,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,880	$23,176
Accrued payroll and related expenses	4,476	5,615
Deferred revenue and customer advances	3,400	3,195
Customer postage and program deposits	1,430	1,815
Other current liabilities	2,995	9,495
Current portion of lease liabilities	3,762	4,815
Total current liabilities	36,943	48,111
Pension liabilities - Qualified plans	8,931	10,540
Pension liabilities - Nonqualified plan	17,968	18,630
Long-term lease liabilities, net of current portion	21,469	23,691
Other long-term liabilities	1,767	1,928
Total liabilities	87,078	102,900
Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized; 12,221,484 shares issued, 7,353,162 and 7,224,718 shares outstanding at September 30, 2024 and December 31, 2023, respectively	12,221	12,221
Additional paid-in capital	125,173	157,889
Retained earnings	817,057	844,920
Less treasury stock, 4,868,322 shares at cost at September 30, 2024 and 4,996,766 shares at cost at December 31, 2023	(916,993)	(951,083)
Accumulated other comprehensive loss	(16,409)	(44,090)
Total stockholders’ equity	21,049	19,857
Total liabilities and stockholders’ equity	$108,127	$122,757
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2024	2023	2024	2023
Revenue	$47,630	$47,119	$138,113	$142,001
Operating expenses
Labor	24,176	22,953	70,343	74,084
Production and distribution	14,421	15,378	41,850	43,158
Advertising, selling, general and administrative	5,260	4,922	17,051	16,071
Restructuring expenses	836	—	2,116	—
Depreciation and amortization expense	1,039	952	3,107	3,051
Total operating expenses	45,732	44,205	134,467	136,364
Operating income	1,898	2,914	3,646	5,637

Other expense, net
Interest expense (income), net	57	1	107	(150)
Pension plan termination charges	—	—	37,505	—
Other expense, net	831	383	2,104	3,760
Total other expense, net	888	384	39,716	3,610
Income (loss) before income taxes	1,010	2,530	(36,070)	2,027
Income tax expense (benefit)	868	1,912	(8,207)	1,620
Net income (loss)	142	618	(27,863)	407

Income (loss) per common share
Basic	$0.02	$0.09	$(3.83)	$0.06
Diluted	$0.02	$0.08	$(3.83)	$0.05

Weighted average shares used to compute income (loss) per share
Basic	7,324	7,239	7,273	7,340
Diluted	7,398	7,314	7,273	7,509

Comprehensive income (loss) net of tax:
Net income (loss)	$142	$618	$(27,863)	$407

Adjustment to pension liability, net	102	503	29,626	1,421
Foreign currency translation adjustment	(8)	(559)	(1,945)	1,645
Total other comprehensive income (loss), net of tax	$94	$(56)	$27,681	$3,066

Comprehensive income (loss)	$236	$562	$(182)	$3,473
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	$12,221	$157,889	$844,920	$(951,083)	$(44,090)	$19,857
Stock-based compensation	—	552	—	—	—	552
Vesting of RSUs	—	(5,264)	—	5,177	—	(87)
Net loss	—	—	(171)	—	—	(171)
Other comprehensive loss	—	—	—	—	(189)	(189)
Balance at March 31, 2024	$12,221	$153,177	$844,749	$(945,906)	$(44,279)	$19,962
Stock-based compensation	—	734	—	—	—	734
Vesting of RSUs	—	(8,208)	—	8,178	—	(30)
Net loss	—	—	(27,834)	—	—	(27,834)
Other comprehensive income	—	—	—	—	27,776	27,776
Balance at June 30, 2024	$12,221	$145,703	$816,915	$(937,728)	$(16,503)	$20,608
Stock-based compensation		368				368
Vesting of RSUs		(20,898)		20,735		(163)
Net income			142			142
Other comprehensive income					$94	94
Balance at September 30, 2024	$12,221	$125,173	$817,057	$(916,993)	$(16,409)	$21,049

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	$12,221	$218,411	$846,490	$(1,010,012)	$(48,302)	$18,808
Stock-based compensation	—	540	—	—	—	540
Vesting of RSUs	—	(21,538)	—	21,326	—	(212)
Net loss	—	—	(791)	—	—	(791)
Other comprehensive income	—	—	—	—	2,620	2,620
Balance at March 31, 2023	$12,221	$197,413	$845,699	$(988,686)	$(45,682)	$20,965
Stock-based compensation	—	502	—	—	—	502
Vesting of RSUs	—	(10,529)	—	10,409	—	(120)
Repurchase of common stock	—	—	—	(1,879)	—	(1,879)
Net income	—	—	580	—	—	580
Other comprehensive income	—	—	—	—	502	502
Balance at June 30, 2023	$12,221	$187,386	$846,279	$(980,156)	$(45,180)	$20,550
Stock-based compensation	—	160	—	—	—	160
Vesting of RSUs	—	(27,333)	—	27,055	—	(278)
Repurchase of common stock	—	—	—	(490)	—	(490)
Net income	—	—	618	—	—	618
Other comprehensive loss	—	—	—	—	(56)	(56)
Balance at September 30, 2023	$12,221	$160,213	$846,897	$(953,591)	$(45,236)	$20,504

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In thousands	2024		2023
Cash Flows from Operating Activities
Net (loss) income	(27,863)		$407
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,107		3,051
Stock-based compensation	1,654		1,203
Pension cost (payment), net	31,027		16
Deferred income taxes	(10,254)		(453)
Changes in assets and liabilities:
Accounts receivable and contract assets	(287)		3,816
Prepaid expenses, income tax receivable and other current assets	(79)		4,106
Accounts payable and accrued expenses	(1,989)		(3,785)
Deferred revenue and customer advances	205		1,091
Customer postage and program deposits	(385)		222
Other accrued expenses and liabilities	(2,168)		(3,564)
Net cash (used in) provided by operating activities	(7,032)		6,110

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,119)		(1,480)
Proceeds from sale of property, plant and equipment	1		3
Net cash used in investing activities	(3,118)		(1,477)

Cash Flows from Financing Activities
Debt financing costs	—		(6)
Payment of finance leases	(45)		(144)
Repurchase of common stock	—		(2,370)
Treasury stock activities	(280)		(610)
Net cash used in financing activities	(325)		(3,130)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,945)		1,421

Net (decrease) increase in cash and cash equivalents and restricted cash	(12,420)		2,924
Cash and cash equivalents and restricted cash at beginning of period	18,864		11,364
Cash and cash equivalents and restricted cash at end of period	$6,444	(1)	$14,288

Supplemental disclosures
Cash (received) paid for interest	$(34)		$198
Cash paid for (received) income taxes, net	$1,194		$(3,369)
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$1,402		$1,935

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$5,944		$13,288
Cash held in Escrow account included in other assets	500		1,000
Cash and cash equivalents at end of period	$6,444		$14,288
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
Segment Reporting
The Company operates four reportable segments: Marketing Services; Customer Care; Sales Services; and Fulfillment & Logistics Services. Our Chief Executive Officer (“CEO”) is considered to be our chief operating decision maker. Our CEO reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance by using the two financial measures: revenue and operating income.
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
Interim Financial Information
The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
Because of their maturities and/or variable interest rates, certain financial instruments have fair values approximating their carrying values. These instruments include cash and cash equivalents and restricted cash, accounts receivable, trade payables, and debt. The fair value of the assets in our funded pension plan is discussed in Note H, Employee Benefit Plans.
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

Note B - Recent Accounting Pronouncements
Recent Accounting Guidance Not Yet Adopted
In November 2023, the FASB issued accounting standards update (“ASU”) 2023-07, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning with the fiscal year ending December 31, 2024, and for interim reporting periods beginning in fiscal year 2025. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the annual periods beginning with the fiscal year ending December 31, 2025. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the condensed consolidated financial statements.
Note C - Revenue from Contracts with Customers
Consistent with GAAP, we present sales taxes assessed on revenue-producing transactions on a net basis.
Disaggregation of Revenue
We disaggregate revenue by four key revenue streams which are aligned with our reportable segments. The nature of the services offered by each key revenue stream is different. The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2024 and 2023 by our four reportable segments and the pattern of revenue recognition:

	Three Months Ended September 30, 2024
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$7,960	$1,090	$9,050
Customer Care	13,068	—	13,068
Sales Services	4,205	—	4,205
Fulfillment and Logistics Services	17,644	3,663	21,307
Total Revenues	$42,877	$4,753	$47,630

	Three Months Ended September 30, 2023
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$9,272	$1,319	$10,591
Customer Care	11,832	—	11,832
Sales Services	2,166	—	2,166
Fulfillment and Logistics Services	18,625	3,905	22,530
Total Revenues	$41,895	$5,224	$47,119

	Nine Months Ended September 30, 2024
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$22,408	$3,301	$25,709
Customer Care	37,894	—	37,894
Sales Services	13,281	—	13,281
Fulfillment and Logistics Services	49,901	11,328	61,229
Total Revenues	$123,484	$14,629	$138,113

	Nine Months Ended September 30, 2023
In thousands	Revenue for performance obligations recognized over time	Revenue for performance obligations recognized at a point in time	Total
Marketing Services	$29,321	$3,430	$32,751
Customer Care	38,372	—	38,372
Sales Services	7,253	—	7,253
Fulfillment and Logistics Services	52,044	11,581	63,625
Total Revenues	$126,990	$15,011	$142,001
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
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of September 30, 2024, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.

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
The following table summarizes our contract balances as of September 30, 2024 and December 31, 2023:

In thousands	September 30, 2024	December 31, 2023
Unbilled accounts receivable	8,952	7,677
Contract assets	308	258
Deferred revenue and customer advances	3,400	3,195
Deferred revenue, included in other long-term liabilities	213	294
Revenue recognized during the nine months ended September 30, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $2.9 million. Revenue recognized during the nine months ended September 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $3.9 million.
Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $0.3 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively. They are included in other current assets and other assets on our balance sheet. For the periods presented, no impairment was recognized.
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
As of September 30, 2024, assets recorded under finance and operating leases were approximately $0.5 million and $22.4 million, respectively, and accumulated amortization associated with finance leases was $0.2 million. As of December 31, 2023, assets recorded under finance and operating leases were approximately $0.1 million and $25.3 million, respectively, and accumulated amortization associated with finance leases was $0.1 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
There was no impairment of leases during the three and nine months ended September 30, 2024 and 2023.

The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of September 30, 2024			As of December 31, 2023
	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Right-of-use Assets	$22,392	$534	$22,926	$25,288	$129	$25,417

Liabilities
Current portion of lease liabilities	3,665	97	3,762	4,773	42	4,815
Long-term lease liabilities	21,114	355	21,469	23,687	4	23,691
Total Lease Liabilities	$24,779	$452	$25,231	$28,460	$46	$28,506
For the three and nine months ended September 30, 2024 and 2023, the components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Operating lease cost	$1,314	$1,338	$3,996	$4,160

Finance lease cost:
Amortization of right-of-use assets	30	35	61	115
Interest on lease liabilities	9	2	17	6
Total Finance lease cost	39	37	78	121
Variable lease cost	412	537	1,443	1,525
Sublease income	(53)	(177)	(368)	(676)
Total lease cost, net	$1,712	$1,735	$5,149	$5,130
Other information related to leases was as follows:

In thousands	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,464	$9,525
Operating cash flows from finance leases	15	6
Financing cash flows from finance leases	79	144

Weighted Average Remaining Lease term
Operating leases	6.6	5.6
Finance leases	4.5	1.3

Weighted Average Discount Rate
Operating leases	5.73%	3.56%
Finance leases	8.15%	7.04%

The maturities of the Company’s finance and operating lease liabilities as of September 30, 2024 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
Remainder of 2024	$1,398	$35
2025	4,656	120
2026	4,232	117
2027	4,198	117
2028	4,094	117
2029 and beyond	11,397	32
Total future minimum lease payments	29,975	538
Less: imputed interest	5,196	86
Total lease liabilities	$24,779	$452
Note E - Convertible Preferred Stock and Share Repurchase Program
Convertible Preferred Stock
On March 20, 2023, the Company cancelled all shares of Series A Preferred Stock pursuant to the Certificate of Elimination filed with the Secretary of State of Delaware.
Share Repurchase Program
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. In the three and nine months ended September 30, 2024, we didn't repurchase any shares of common stock. In the three and nine months ended September 30, 2023, we repurchased 0.1 million and 0.4 million shares of Common Stock for $0.5 million and $2.4 million, respectively.
Note F — Debt - Credit Facility
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
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 7.27% as of September 30, 2024. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025. As of September 30, 2024 and December 31, 2023, we had letters of credit outstanding in the amount of $1.0 million and $0.8 million, respectively. No amounts were drawn against these letters of credit at September 30, 2024. These letters of credit exist to support insurance programs relating to worker’s compensation and general liability. Unused commitment balances accrue fees at a rate of 0.25%.
As of September 30, 2024 and December 31, 2023, we had the ability to borrow $24.0 million and $24.2 million, respectively, under the Credit Facility. As of September 30, 2024 and December 31, 2023, we had no borrowings outstanding under the Credit Facility

Note G — Stock-Based Compensation
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
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Income (Loss). We recognized $0.4 million and $0.2 million of stock-based compensation expense during the three months ended September 30, 2024 and 2023, respectively. We recognized $1.7 million and $1.2 million of stock-based compensation expense during the nine months ended September 30, 2024 and 2023, respectively.
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
In January 2023, the Board of Directors of the Company approved the termination of the Qualified Pension Plan I. The termination process took approximately 18 months and was completed in June 2024, which resulted in the transfer of our obligations pursuant to this pension plan to an insurance company. We made total cash payment of $7.2 million to terminate the Qualified Pension Plan I during the nine months ended September 30, 2024. We made a $6.1 million cash contribution in the three months ended June 30, 2024. This contribution with the liquidation of pension assets was used to purchase annuities from an insurance company, which settled the liabilities for Pension Plan I participants. We paid another $1.1 million during the three months ended September 30, 2024 as the insurance company was onboarding pension participants and final filings were submitted to the Pension Benefit Guaranty Corporation. We recognized $37.5 million of pension termination charges which were reflected in our Condensed Consolidated Statements of Comprehensive Income (Loss) for nine months ended September 30, 2024.
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
Net pension cost for both plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Interest cost	$702	$1,772	$4,330	$5,316
Expected return on plan assets	(470)	(1,554)	(3,163)	(4,662)
Recognized actuarial loss	137	630	1,420	1,890
Net periodic benefit cost	$369	$848	$2,587	$2,544

Based on current estimates, we will be required to make a $2.0 million contribution to the combined qualified Pension Plan in 2024. We made $1.6 million of such $2.0 million aggregate contribution in the nine months ended September 30, 2024.
We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2024 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.4 million in both the nine months ended September 30, 2024 and 2023.
Note I - Income Taxes
The income tax expense was $0.9 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively. The provision for income taxes resulted in an effective tax rate of 85.9% for the three months ended September 30, 2024 and 75.6% for the three months ended September 30, 2023. The effective income tax rate for the three months ended September 30, 2024 and 2023 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
The income tax benefit was $8.2 million and income tax provision was $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. The provision for income taxes resulted in an effective tax rate of 22.8% for the nine months ended September 30, 2024 and 79.9% for the nine months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024 and 2023 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
Harte Hanks, or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state, federal and foreign returns, we are no longer subject to tax examinations for years prior to 2021. The Company has reviewed all of its tax positions in order to determine whether all, a portion, or none of any related tax benefit should be recognized and has not identified or recorded any ASC 740-10 reserve.
We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at September 30, 2024 or December 31, 2023.
Note J - Earnings (Loss) Per Share
Basic income (loss) per share (“EPS”) is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards and stock option under our stock incentive plans.
Reconciliations of basic and diluted EPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2024	2023	2024	2023
Numerator:
Net income (loss)	$142	$618	$(27,863)	$407

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,324	7,239	7,273	7,340
Diluted EPS denominator	7,398	7,314	7,273	7,509

Basic (loss) income per Common Share	$0.02	$0.09	$(3.83)	$0.06
Diluted (loss) income per Common Share	$0.02	$0.08	$(3.83)	$0.05
For the three months ended September 30, 2024 and 2023, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 354,239 and 132,193 shares of anti-dilutive market price options; 13,567 and 58,869 of anti-dilutive unvested restricted shares.

For the nine months ended September 30, 2024 and 2023, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 335,431 and 8,098 shares of anti-dilutive market price options; 23,114 and 40,389 of anti-dilutive unvested restricted shares.
Note K — Comprehensive Income (Loss)
Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.
Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2023	$(42,456)	$(1,634)	$(44,090)
Other comprehensive loss, net of tax, before reclassifications	—	(1,945)	(1,945)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	29,626	—	29,626
Net current period other comprehensive loss, net of tax	29,626	(1,945)	27,681
Balance at September 30, 2024	$(12,830)	$(3,579)	$(16,409)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2022	$(44,120)	$(4,182)	$(48,302)
Other comprehensive income, net of tax, before reclassifications	—	1,421	1,421
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	1,645	—	1,645
Net current period other comprehensive income, net of tax	1,645	1,421	3,066
Balance at September 30, 2023	$(42,475)	$(2,761)	$(45,236)
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
For the three and nine months ended September 30, 2024, we recorded restructuring charges of $0.8 million and $2.1 million, respectively.
The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive Income (Loss).

In thousands	Three months ended Sep 30, 2024	Nine months ended Sep 30, 2024
Consulting and employee expense	$215	$677
Severance	243	1,025
Facility and other expenses	378	414
Total	$836	$2,116
The following table summarizes the changes in liabilities related to restructuring activities:

	Nine months ended Sep 30, 2024
In thousands	Consulting and Employee Expense	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$3,574	$144	$38	$3,756
Additions	673	1,026	263	1,962
Payments and adjustment	(4,247)	(907)	(301)	(5,455)
Ending balance:	$—	$263	$—	$263
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
There are two principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue and operating income (loss)”). Operating income for segment reporting disclosed below, is revenues less operating costs and allocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expense are not allocated to the segments. The Company does not allocate assets to our reportable segments for internal reporting purposes, nor does our CEO evaluate reportable segments using discrete asset information. The accounting policies of the segments are consistent with those described in the Note A, Overview and Significant Accounting Policies.
The following table presents financial information by segment for the three months ended September 30, 2024:

In thousands	Marketing Services	Customer Care	Sales Services	Fulfillment & Logistics	Restructuring	Unallocated Corporate	Total

Revenue	$9,050	$13,068	$4,205	$21,307	$—	$—	$47,630
Segment operating expense	6,158	9,995	3,318	19,192	836	5,195	44,694
Contribution margin (loss)	$2,892	$3,073	$887	$2,115	$(836)	$(5,195)	$2,936
Overhead allocation	792	567	189	775	—	(2,323)	—
Depreciation and amortization	167	44	198	266	—	363	1,038
Operating income (loss)	$1,933	$2,462	$500	$1,074	$(836)	$(3,235)	$1,898
The following table presents financial information by segment for the three months ended September 30, 2023:

In thousands	Marketing Services	Customer Care	Sales Services	Fulfillment & Logistics	Restructuring	Unallocated Corporate	Total

Revenue	$10,591	$11,832	$2,166	$22,530	$—	$—	$47,119
Segment operating expense	8,370	9,380	1,959	18,995	—	4,549	43,253
Contribution margin (loss)	$2,221	$2,452	$207	$3,535	$—	$(4,549)	$3,866
Overhead allocation	706	668	—	680	—	(2,054)	—
Depreciation and amortization	71	57	196	249	—	379	952
Operating income (loss)	$1,444	$1,727	$11	$2,606	$—	$(2,874)	$2,914

The following table presents financial information by segment for the nine months ended September 30, 2024:

In thousands	Marketing Services	Customer Care	Sales Services	Fulfillment & Logistics	Restructuring Expense	Unallocated Corporate	Total

Revenue	$25,709	$37,894	$13,281	$61,229	$—	$—	$138,113
Segment operating expense	19,355	28,856	9,891	54,348	2,116	16,795	131,361
Contribution margin (loss)	$6,354	$9,038	$3,390	$6,881	$(2,116)	$(16,795)	$6,752
Overhead allocation	2,454	1,761	587	2,403	—	(7,205)	—
Depreciation and amortization	509	160	589	757	—	1,091	3,106
Operating income (loss)	$3,391	$7,117	$2,214	$3,721	$(2,116)	$(10,681)	$3,646
The following table presents financial information by segment for the nine months ended September 30, 2023:

In thousands	Marketing Services	Customer Care	Sales Services	Fulfillment & Logistics	Restructuring Expense	Unallocated Corporate	Total

Revenue	$32,751	$38,372	$7,253	$63,625	$—	$—	$142,001
Segment operating expense	26,464	30,259	6,275	54,435	—	15,880	133,313
Contribution margin (loss)	$6,287	$8,113	$978	$9,190	$—	$(15,880)	$8,688
Overhead allocation	2,261	2,102	—	2,203	—	(6,566)	—
Depreciation and amortization	167	438	586	736	—	1,124	3,051
Operating income (loss)	$3,859	$5,573	$392	$6,251	$—	$(10,438)	$5,637
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
Overview
The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, including any material changes in the Company’s financial condition and results of operations since December 31, 2023, and as compared with the three and six months ended September 30, 2023. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2023 10-K. Our 2023 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.
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
We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature and, as a consequence, are easier for our clients to reduce in the short-term than other expenses. Our revenues are also affected by the economic fundamentals of each industry that we serve, various market factors, including the demand for services by our clients, the financial condition of and budgets available to our clients, and regulatory factors, among other factors. Due to increases in inflation and interest rates throughout the globe, and other geopolitical uncertainties, including but not limited to the ongoing armed conflicts in multiple regions, there is continued uncertainty and significant volatility and disruption in the global economy and financial markets. We remain committed to making the investments necessary to execute our multichannel strategy while also continuing to adjust our cost structure to appropriately reflect our operations and outlook.
Management is closely monitoring inflation and wage pressure in the market, and the potential impact on our business. While inflation has not had a material impact on our business, it is possible a material increase in inflation could have an impact on our clients, and in turn, on our business.
Recent Developments
Project Elevate
Our management team continuously reviews and adjusts our cost structure and operating footprint to optimize our operations, and invest in improved technology. During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. We expect to meet our Project Elevate saving target for this year of $6 million and remain confident in our two-year target of exiting 2025 with $16 million in savings.
For the three and nine months ended September 30, 2024, we recorded restructuring charges related to this business transformation effort of $0.8 million and $2.1 million, respectively.

Qualified Pension Plan I termination
In January 2023, the Board of Directors of the Company approved the termination of the Qualified Pension Plan I. The termination process was completed in June 2024 and resulted in the transfer of our obligations pursuant to this pension plan to an insurance company. We made total cash contributions of $7.2 million to terminate the Qualified Pension Plan I. In connection with this termination, we recognized $37.5 million of pension termination charges which were reflected in our Condensed Consolidated Statements of Comprehensive Income (Loss) for nine months ended September 30, 2024.
Changes in Segment Reporting
Starting in the first quarter of 2024, to improve our strategic posture in terms of go-to-market approach and cost structure, we removed the Sales Services business from the Customer Care segment and made the Sales Services business its own segment.
Results of Operations
Operating results were as follows:

	Three months ended September 30,			Nine months ended September 30,
In thousands, except per share amounts	2024	% Change	2023	2024	% Change	2023
Revenue	$47,630	1.1%	$47,119	$138,113	-2.7%	$142,001
Operating expenses	45,732	3.5%	44,205	134,467	-1.4%	136,364
Operating income	$1,898	-34.9%	$2,914	$3,646	-35.3%	$5,637
Operating margin	4.0%	-35.6%	6.2%	2.6%	-33.5%	4.0%
Other expense, net	888		384	39,716		3,610
Income tax (benefit) provision	868		1,912	(8,207)		1,620
Net (loss) income	$142		$618	$(27,863)		$407
Basic and diluted EPS from operations	$0.02		$0.09	$(3.83)		$0.05
Consolidated Results
Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Revenues
Revenue increased $0.5 million, or 1.1%, to $47.6 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023 driven by increased revenue in our Customer Care and Sales Services segments which were partially offset by the decreased revenue in Fulfillment & Logistics Services and Marketing Services segments. Those decreases were the result of fluctuations in timing of high volume periods associated with ongoing programs, and the conclusion of relationships with some customers.
Operating Expenses
Operating expenses were $45.7 million in the three months ended September 30, 2024, an increase of $1.5 million, or 3.5%, compared to $44.2 million in the three months ended September 30, 2023.
Labor expense increased $1.2 million, or 5.3%, primarily due to higher labor cost associated with higher revenue.
Production and Distribution expenses decreased $1.0 million, or 6.2%, primarily due to lower volumes of brokered freight and lower fuel charges and production supplies cost as compared to the prior year quarter.
Advertising, Selling, General and Administrative expenses increased $0.3 million, or 6.9%, primarily due to higher sales and marketing expense as compared to the prior year quarter.

The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Transportation rates have decreased over the last nine months due to dropping demand and supply fluctuations within the transportation industry. Future changes in transportation expenses will continue to impact our total production costs and total operating expenses, and in turn our margins, and may have an impact on future demand for our supply chain management services. Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.
Other expense, net
Other expense, net, for the three months ended September 30, 2024 was $0.9 million compared to $0.4 million, in the prior year quarter. The $0.5 million increase in other expense, net was mainly associated with changes in foreign currency gain and loss accounts the three months ended September 30, 2024 as compared to the prior year quarter.
Income Taxes
The income tax benefit of $0.9 million in the third quarter of 2024 represents a decrease in income tax provision of $1.0 million when compared to the third quarter of 2023. Our effective tax rate was 85.9% for the second quarter of 2024, an increase of 10.4% when compared to the third quarter of 2023. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the U.S. state income taxes and income earned in foreign jurisdictions.
Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Revenues
Revenue decreased $3.9 million, or 2.7%, to $138.1 million, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 due to decreased revenue in three of our operating segments. The reduction in revenues in the nine month period relates to the conclusion of programs, and the ordinary turnover of customers at a higher rate than initiation of new programs and revenues from new customer. Our sales and marketing organization is amidst a transformation that includes an expansion of staff, a new centralized reporting structure, partnership channel development, and expanded international sales focus. Assuming a supportive economy, we expect improved revenues in the fourth quarter of 2024.
Operating Expenses
Operating expenses were $134.5 million in the nine months ended September 30, 2024, a decrease of $1.9 million, or 1.4%, compared to $136.4 million in the nine months ended September 30, 2023. Cost controls to match revenues and Project Elevate led to the decline in operating expense. The company expects further cost reductions in excess of new costs attributable to revenue growth.
Labor expense decreased $3.7 million, or 5.0%, primarily due to lower labor cost and bonus expense associated with lower revenue.
Production and Distribution expenses decreased $1.3 million, or 3.0%, primarily due to lower fuel charges and software costs as compared to the prior year.
Advertising, Selling, General and Administrative expenses increased $1.0 million, or 6.1%, primarily due to higher sales and marketing expenses.
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

Other expense, net
Other expense, net, for the nine months ended September 30, 2024 was $39.7 million compared to $3.6 million, in the prior year period. The $36.1 million increase in other expense, net was mainly due to the pension termination charge incurred in the nine months ended September 30, 2024.
Income Taxes
The income tax benefit of $8.2 million in the nine months ended September 30, 2024 represents an increase in income tax benefit of $9.8 million when compared to the same period of 2023. Our effective tax rate was 22.8% for the nine months ended September 30, 2024, as compared to the effective tax rate of 79.9% for the same period of 2023. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the U.S. state income taxes and income earned in foreign jurisdictions.
Segment Results
The following is a discussion and analysis of the results of our reportable segments for the three and nine months ended September 30, 2024 and 2023. There are two principal financial measures reported to our CEO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue and operating income. For additional information, see Note N, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.
Marketing Services:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2024	% Change	2023	2024	% Change	2023
Revenue	$9,050	(14.6)%	$10,591	$25,709	(21.5)%	$32,751
Operating income	1,933	33.9%	1,444	3,391	(12.1)%	3,859
Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Marketing Services segment revenue decreased $1.5 million, or 14.6%, due to customer turnover, the decline of client spending in excess of new business. Operating income for the three months ended September 30, 2024 increased $0.5 million, or 33.9% from the prior year quarter due to the reduced labor cost.
Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Marketing Services segment revenue decreased $7.0 million, or 21.5%, due to customer turnover and the additional client spending reductions. This segment is our most economically sensitive segment with regard to changes in client's marketing strategy. Operating income for the nine months ended September 30, 2024 decreased $0.5 million , or 12.1% from the prior year quarter primarily due to the reduced labor cost.
Customer Care:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2024	% Change	2023	2024	% Change	2023
Revenue	$13,068	10.4%	$11,832	$37,894	(1.2)%	$38,372
Operating income	2,462	42.6%	1,727	7,117	27.7%	5,573
Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Customer Care segment revenue increased $1.2 million, or 10.4%, primarily driven by the timing of fluctuations with specific programs. Operating income was $2.5 million for the three months ended September 30, 2024, compared to operating income of $1.7 million for the three months ended September 30, 2023. The $0.7 million increase in operating income was driven by the higher revenue.

Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Customer Care segment revenue decreased $0.5 million, or 1.2%, which can be impacted by one-time project-based engagements, temporary surges or declines in call volumes among retained customers due to specific programs and events. We also encounter fluctuations based on the geographic regions customers select for staff support. We are leveraging our Amazon Connect cloud-based platform to test and pilot new AI tools, and are exploring how we can augment growth by providing more technical support as clients migrate to more capable contact center platforms. Operating Income was $7.1 million for the nine months ended September 30, 2024, compared to operating income of $5.6 million for the nine months ended September 30, 2023. The increase of $1.5 million was primarily driven by the lower labor cost.
Sales Services:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2024	% Change	2023	2024	% Change	2023
Revenue	$4,205	94.1%	$2,166	$13,281	83.1%	$7,253
Operating income	500	4445.5%	11	2,214	464.8%	392
Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Sales Services segment revenue increased $2.0 million, or 94.1%, primarily due to increased work from a large fintech customer. Operating Income was $0.5 million for the three months ended September 30, 2024, compared to operating income of $11 thousand for the three months ended September 30, 2023. The $0.5 million increase was driven by the higher revenues.
Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Sales Services segment revenue increased $6.0 million, or 83.1%, primarily due to growth in work from a large fintech customer. Operating Income was $2.2 million for the nine months ended September 30, 2024, compared to $0.4 million for the six months ended September 30, 2023. The $1.8 million increase was driven by the increased revenues.
Fulfillment & Logistics Services:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2024	% Change	2023	2024	% Change	2023
Revenue	$21,307	(5.4)%	$22,530	$61,229	(3.8)%	$63,625
Operating income	1,074	(58.8)%	2,606	3,721	(40.5)%	6,251
Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Fulfillment & Logistics Services segment revenue decreased $1.2 million, or 5.4%, primarily due to the lower volume from the existing customers not being offset by growth in new programs and customers. Operating income decreased by $1.5 million primarily due to revenue mix, and higher technology and facility expenses.
Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Fulfillment & Logistics Services segment revenue decreased by $2.4 million, or 3.8%, due to lost customers and the lower volume from existing customers. We currently have a robust sales pipeline for fulfillment opportunities, particularly for the fourth quarter. The pipeline transcends an otherwise seasonally stronger fourth quarter juxtaposed to the other quarters. The logistics industry is experiencing much higher cost pressure. This is partially the result of market leaders competing for more dominant position, acquiring smaller logistics providers, achieving scale through lowering pricing, as they focus on consolidating market share. Operating income decreased by $2.5 million, or 40.5% due to the lower revenue and higher facility and technology expenses.

Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $5.9 million and $18.4 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, we had the ability to borrow an additional $24.0 million under our Credit Facility.
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
Operating Activities
Net cash used in the operating activities for the nine months ended September 30, 2024 was $7.0 million, compared to net cash provided by operating activities of $6.1 million for the nine months ended September 30, 2023. The $13.1 million year-over-year decrease in cash provided by operating activities was primarily due to the $7.2 million payment to termination the Qualified Pension Plan I during the nine months ended September 30, 2024. as well as the $6.6 million changes in other assets and current liabilities.
Investing Activities
Net cash used in investing activities was $3.1 million for the nine months ended September 30, 2024, as compared to the $1.5 million used in investing activities during the same period in 2023. The $1.6 million increase in cash used in investing activities was primarily related to purchase of property, plant and equipment activities in the nine months ended September 30, 2024.
Financing Activities
Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2024, as compared to $3.1 million of net cash used in financing activities during the nine months ended September 30, 2023. The $2.8 million decrease in cash used in financing activities was primarily related to the $2.4 million used to repurchase our common stock in the nine months ended September 30, 2023.
Foreign Holdings of Cash
Consolidated foreign holdings of cash as of September 30, 2024 and December 31, 2023 were $1.8 million and $5.4 million, respectively.
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

The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The latest rate was 7.27% as of September 30, 2024. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025.
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
As of September 30, 2024 and December 31, 2023, we had no borrowings outstanding under the Credit Facility. At each of September 30, 2024 and December 31, 2023, we had letters of credit outstanding in the amount of $1.0 million and $0.8 million, respectively. No amounts were drawn against these letters of credit at September 30, 2024 and December 31, 2023. These letters of credit exist to support insurance programs relating to workers’ compensation, insurance, and reducing cash security deposits on leased property. We had no other off-balance sheet financing activities at September 30, 2024 and December 31, 2023.
As of September 30, 2024, we had the ability to borrow $24.0 million under the Credit Facility.
Dividends
We did not pay any dividends in the three months ended September 30, 2024 and 2023.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. During 2023, we repurchased 0.4 million shares of common stock for a total combined purchase price of $2.4 million. During 2024, we repurchased zero shares of stock during the three and nine months ended September 30, 2024. In the three and nine months ended September 30, 2023, we repurchased 0.4 million shares of Common Stock for $2.4 million.
Outlook
We consider such factors as total cash and cash equivalents and restricted cash, current assets, current liabilities, total debt, revenues, operating income, cash flows from operations, investing activities, and financing activities when assessing our liquidity. Our management of cash is designed to optimize returns on cash balances and to ensure that it is readily available to meet our operating, investing, and financing requirements as they arise. We believe that there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these Condensed Consolidated Financial Statements.
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
Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1a. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2023 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the nine months ended September 30, 2024 to the risk factors previously disclosed in the 2023 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarter ended September 30, 2024.
The following table provides information with respect to purchases by the Company of shares of our Common Stock during the quarter ended September 30, 2024:

Period	Total Number of Shares (or units) Purchased	Average Price per Share (or unit)	Total number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate dollar value of shares that may yet be purchased under the program(1)
				in thousands
July 1, 2024 to July 31, 2024	—	$—	—	$4,131
August 1, 2024 to August 30, 2024	—	$—	—	4,131
September 1, 2024 to September 30, 2024	—	$—	—	4,131
	—		—	$4,131
(1)On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. No repurchases were made during the quarter ended September 30, 2024 . After giving effect to the repurchases made under the plan through September 30, 2024, the Company has remaining authority of $4.1 million to repurchase shares under the program.
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

HARTE HANKS, INC.

November 14, 2024	/s/ Kirk Davis
Date	Kirk Davis
Chief Executive Officer

November 14, 2024	/s/ David Garrison
Date	David Garrison
Chief Financial Officer