Form 10-K
period 2024-12-31
HARTE HANKS INC
filed 2025-03-17
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Registrant's telephone number, including area code (512) 434-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HHS	NASDAQ
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐     Accelerated filer ☐ Non-accelerated filer ☒    Smaller reporting company ☒    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $54,992,944 based on the closing price on the NASDAQ on such date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 28, 2025, 7,357,450 shares of common stock, $1.00 par value per share of the registrant were issued and outstanding.
Documents incorporated by reference:
Portions of the Proxy Statement to be filed in relation to the Company’s 2025 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

Harte Hanks, Inc. and Subsidiaries

Form 10-K Report
December 31, 2024

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
All reports we file with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto are publicly available. These documents may be accessed free of charge on our website (http://www.hartehanks.com). These documents are provided as soon as practical after they are filed with the SEC and may also be found at the SEC. The SEC also maintains a website (http://www.sec.gov) that contains periodic reports, proxy and information statements and other information regarding irruers, including Harte Hanks, that file electronically with the SEC. Additionally, we have adopted a code of ethics that applies to our interim chief operating officer, chief financial officer and general counsel which is posted on our website. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and nominating and corporate governance committees. We will provide a printed copy of any of these documents to any requesting stockholder by following the instructions on our website. These website addresses are intended to be for inactive textual references only. None of the information on, or accessible through, these websites are part of this Form 10-K or is incorporated by reference herein.

OUR BUSINESS
Harte Hanks is a leading customer and brand experience company operating in six service categories - data, marketing, sales, customer care, fulfillment and logistics. In and across these service categories, we address today's biggest growth and customer experience challenges for B2B and B2C businesses across the world in the new era of intelligence and Artificial Intelligence ("AI"), by being a modern journey enabler. The challenges we solve include:
•Grappling with data, AI and technology in the cookie-less world;
•Growing awareness, demand and sales for products;
•Storing, fulfilling and delivering samples, kits, materials and products direct to the door of consumers, influencers or businesses;
•Delivering better customer experience and support across multiple channels; and
•Delivering effectively with tighter budgets and talent shortages
Our clients need help enabling their journey to growth, to transformation, to customer centricity, to product success and to AI powered approaches and solutions to marketing, sales, fulfillment and customer care. At the core of how we address this is a concentration on our client's key audiences - prospects, customers, patients, members, partners, employees and influencers - and how we help align our client's brands and products to these different audiences along journeys. This includes the product journey e.g. product innovation, build, strategy, launch, sell, deliver, support and recall and the customer journey e.g. how customers become aware of their needs, how they buy, making the purchase, using the product or service, advocacy and renewal. We are focused on helping our clients better understand, engage, acquire, deliver to, service, support and retain these audiences. We start by understanding and architecting the journey in focus, and then enable, deliver and manage some or all aspects along this journey. Our alignment of customers and products on behalf of brands along the entire lifecycle distinguishes us from most other agencies and competitors in our service categories.
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
•QSRs (Quick Service Restaurants)
•Financial Services and Fintech
•Automotive
•Retail
We work in partnership with our clients to provide them with: data-driven analytics and actionable insights from research; robust customer-experience ("CX"), marketing or sales strategies; and the data, content & technology to enable delivery. We then combine these insights with seamless program execution, fulfillment, service and delivery on a project or ongoing service basis to meet our client's goals. In essence we offer services along the customer & product lifecycle - from Data to Demand, to Deal, to Delivery, and everything in between.
Operationally, starting in 2024, our services are organized into three business units that span the end to end customer and product lifecycles:
•Data, marketing, demand generation and managed marketing services
•Customer Care
•Fulfillment & Logistics
Data, Marketing, Demand Generation and Managed Marketing Services
Harte Hanks helps our clients determine, detect and activate their audiences through traditional, digital, and emerging channels. We provide full service multi-channel marketing from strategy to campaign execution. This includes the support of our customers’ sales teams in their continued pursuit of excellence, delivering specialized outsourcing, optimization, lead nurturing and messaging development services to global and national partners. We leverage data, insights, technology, and award-winning creative solutions to meet and exceed our clients’ business objectives and optimize our clients’ return on investment.

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
•Research & Intelligence - Primary and secondary research to help our clients understand their customers, category, competitors and capabilities, either as a standalone deliverable or to inform the development of strategies for campaigns and programs.
•Strategy – Provide strategic guidance to help clients efficiently and effectively plan and execute omnichannel marketing, demand generation and customer experience programs that deliver business results. We leverage data and insights to enhance our clients’ understanding of their consumers, competitors and category dynamics, then apply those insights to develop the strategies to fuel activities such as customer acquisition, engagement, purchase behavior, loyalty and advocacy. Our expertise spans the range of strategies including targeting, Go-To-Market, commercial, product launch, customer experience, campaign, content, ABM and demand strategy.
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
•Digital and Multi-channel Marketing Execution & Advertising - Orchestration and execution of programs and campaigns across multiple channels, territories and audiences, using data, strategies, content and Marketing technology or MarTech provided either by Harte Hanks or by our clients. Setup and management of digital advertising programs and campaigns across the latest advertising channels (e.g. Google, Meta, LinkedIn, TikTok) and platforms (DSPs, ABM advertising, industry networks).
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
•Inside Sales Outsourcing - Combining best-in-class analytics, accomplished sales professionals and full-cycle experimentation we provide B2B enterprises, and Small to Midsized Businesses with a fully outsourced sales service, that can work alongside or in lieu of an internal sales function.
•Lead Generation – Combining data, lead generation resources and technology, we provide turnkey lead generation and development that converts interested or good fit prospects into leads for sales to qualify, nurture and sell to.
•Sales Play Development - Designing sales plays and cadences to enable sales teams to find, plan, engage, nurture and convert prospects into sales opportunities.
Customer Care
Our customer care services are customized to meet the needs of our partners’ customer, helping them attract new buyers and turn existing patrons into loyal brand advocates. We support our clients by addressing their end customers’ urgent needs, navigating an increasingly-complex technology landscape, and integrating artificial intelligence technology and automation — while maintaining a fierce devotion to reducing customer effort, for the benefit of both the business and the buyer. This approach to “effortless customer experience” not only drives better service results but also lowers our clients’ operational costs.

Our global, omnichannel delivery model is focused on providing our clients three key services:
•Customer Service Outsourcing - Our accomplished customer care associates interact and resolve consumer queries and complaints across hardware and software platforms, healthcare benefit plans, product recalls and/or a myriad of other customer service issues. We leverage technology to help reduce customer effort while providing a human touch to increase customer satisfaction.
•Customer Care Technology and AI Transformation – Our solution services teams configure various CRM solutions (e.g., Salesforce, Zendesk) and channel /AI technology including Amazon Connect to create meaningful customer interactions by connecting content between agent, AI-driven interfaces and web-based self-help tools and community forums.
•Self-Service Technology - We providing and maintain self service solutions through Interactive Voice Response ("IVR"), Help Centers, online, and via apps and channel technology.
We also analyze a significant amount of aggregated data obtained from customer interactions on behalf of our clients. We leverage information gained from this analysis and end customer-driven feedback to drive efficiencies, provide insights on predictive behaviors that lead to lower customer churn and help our clients innovate their core product offerings and develop innovative product features.
Fulfillment & Logistics Services
Our fulfillment and logistics services are designed to meet the diverse and dynamic needs of businesses across industries, ensuring that products, promotional materials, and essential items are delivered efficiently, accurately, and on time. Harte Hanks fulfillment unlocks critical sales enablement, value-added product fulfillment, and eCommerce channels for our clients. Harte Hanks logistics supports the supply chain needs of our clients in everything from time-sensitive deliveries to full scale supply chain management. By leveraging our modern infrastructure, advanced technology, and industry expertise, we help our clients streamline their operations, enhance customer experience, and optimize cost efficiencies. We support enterprise-level supply chain management, execute precise time-sensitive deliveries, and enable eCommerce scalability.
End to end Product, Print-On-Demand, and Mail Fulfillment Services
Our extensive fulfillment capabilities include:
•Print-On-Demand & Literature Distribution – We facilitate the seamless production and distribution of marketing materials, sales collateral, and product literature, ensuring businesses can effectively engage with customers, prospects, and partners.
•Promotional & Branded Product Distribution – We manage and distribute promotional products, trade show materials, and corporate gifts to enhance brand awareness and customer engagement.
•Custom Kitting & Event Fulfillment – Our curated kitting solutions support corporate events, influencer marketing programs, employee appreciation campaigns, and conference giveaways, ensuring that clients can create impactful brand experiences.
•Product Recall Management – We assist in efficient product recalls, ensuring regulatory compliance, customer safety, and brand reputation protection.
•Temperature-Controlled & FDA-Registered Fulfillment Centers – We have strategically located fulfillment centers across the United States, that provide temperature-controlled storage and are FDA-registered to handle sensitive products such as:
◦Nutritional supplements, medical foods, and baby formulas
◦Chocolates, coffee, tea, snack foods, nuts, and seeds
◦Pet food, treats, and nutritional supplements
•Scalable Global Fulfillment – Our fulfillment network spans the U.S., with capabilities in Europe and additional support from regional logistics partners that ensure efficient international product distribution.
Through our upgraded order management platform, we can now streamline order processing, facilitate seamless integration with various data sources and eCommerce platforms, and ensure real-time visibility into inventory and shipment status.

Third-Party Logistics & Freight Optimization
Harte Hanks logistics services help businesses achieve supply chain excellence by ensuring efficient transportation, freight optimization, and timely product delivery. Our logistics expertise enables businesses to reduce costs, improve delivery speed, and optimize their supply chain operations—whether managing individual shipments or full-scale supply chain management. Our comprehensive logistics solutions include:
•Nationwide & Regional Shipping – We facilitate the shipping of millions of time-sensitive materials annually, leveraging our nationwide logistics network.
•Certified Fleet & Expedited Shipping – With access to a fleet of over 15,000 trucks, we provide clients with scalable third-party logistics (3PL) services tailored to their needs.
•Allink®360: Proprietary Logistics Technology – Our proprietary rate-shopping system, Allink®360, optimizes freight costs and delivery timelines, ensuring shipments arrive on time and within budget.
•Flexible & Scalable Logistics Solutions – We offer customized logistics solutions designed to accommodate businesses of all sizes, from startups to Fortune 500 enterprises.
Client Relationships
We are known for helping clients build deep customer relationships, create connected customer experiences, and optimize each and every customer touch point in order to deliver desired business outcomes. Realizing our clients’ success is the only valid measure of our own success. We ensure all our efforts are aligned with our clients’ business objectives and measured against defined performance metrics. It is this commitment to our clients and their businesses that allows us to build meaningful relationships with them. Our client engagements may consist of one or a few of our service offerings – with a goal toward continuously expanding our relationships. We provide cross-service client management along with continuous business reviews to ensure our clients receive value from our partnerships.
Use of Subcontractors
Certain Segments of our business rely on subcontractors and other third parties to provide a portion of our overall services in certain engagements. Over the years we have established strong relationships with subcontractors that translate into high level service and favorable prices for our customers.
Restructuring Activities
Our management team continuously reviews and adjusts our cost structure and operating footprint to optimize our operations, and invest in improved technology. During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. Reorganization cost reductions from Project Elevate during 2024 through 2026 are estimated to be $16.0 million. In connection with our cost-saving and restructuring initiatives, we incurred total restructuring charges of $2.4 million and $5.7 million in 2024 and 2023, respectively.
Customers
Our clients include large multinational enterprises, small and medium-sized businesses and government organizations. Our largest client in terms of revenue generated 9.4% of total revenues in 2024. Our largest 25 clients in terms of revenue generated 72.1% of total revenue in 2024. Our clients span a wide range of industries including but not limited to retail, travel, streaming, healthcare, financial services, and technology, which insulates the Company from adverse conditions in any one sector. We generally enter into long-term contracts with our clients ranging in duration from one to three years. Most of our contracts do not require our customers to purchase a minimum amount of services from us. In general, our contracts with our customers are terminable on short notice with little or no penalty payable on termination.

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
For marketing, we leverage a combination of corporate marketing resources, marketing services resources and a modern MarTech stack including CRM, content management, SEO/digital advertising tools to support targeting, account based marketing, demand creation and awareness.
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
We had 16 employees in our corporate sales and marketing function as of December 31, 2024.
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
Seasonality
Some of our revenue streams tend to be higher in the fourth quarter than in other quarters during a given year. This increased revenue is a result of overall increased activity prior to the holiday season in the retail vertical, and due to the open enrollment period in the healthcare vertical.
GOVERNMENT REGULATION
As a company conducting varied business activities for clients across diverse industries around the world, we are subject to a variety of domestic and international legal and regulatory requirements that impact our business, including, for example, regulations governing consumer protection, and unfair business practices, contracts, e-commerce, intellectual property, labor, and employment (especially wage and hour laws), securities, tax, and other laws that are generally applicable to commercial activities. We do not anticipate making material capital expenditures to maintain compliance with government regulations.
We are also subject to, or affected by, numerous local, national, and international laws, regulations, and industry standards that regulate direct marketing activities, including those that address privacy, data security, and unsolicited marketing communications. The most significant aspect of these laws and regulations that may be applied to, or affect, our business or the businesses of our clients include the following:
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
In addition, our business, in general, and the way we do business in particular, may be affected by the impact of these restrictions on our clients and their marketing activities. These additional regulations could increase compliance cost and requirements, as well as restrict or prevent the collection, management, aggregation, transfer, use, or dissemination of information or data that is currently legally available. Continued public interest in individual privacy rights and data security may result in the adoption of further voluntary industry guidelines that could impact our direct marketing activities and business practices.

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
HUMAN CAPITAL RESOURCES
As of December 31, 2024, Harte Hanks employed 1,715 full-time employees and 288 part-time employees, of which approximately 1,141 are based outside of the U.S., primarily in the Philippines. A portion of our workforce is provided to us through staffing companies. None of our workforce is represented by labor unions. We consider our relations with our employees to be good.
We believe that our employees are the key to our success. Our human capital strategy focuses on:
Training and Talent Development: Harte Hanks is committed to the education of its employees and has committed to providing its employees with a variety of learning opportunities, including, but not limited to, technical skill development, soft skills development, workplace conduct guidance, and IT security training.
Diversity, Equity and Inclusion: Harte Hanks recognizes the value of diversity, equity and inclusion within its organization and strives to ensure that its workplace reflects the diverse communities in which it operates in order to promote collaboration, innovation, creativity and belonging. Harte Hanks is proud of its diverse workforce and cross-cultural competency and, as of December 31, 2024, employed individuals from 6 different countries. As of December 31, 2024, 58% of Harte Hanks’ workforce was female. Harte Hanks is committed to recruiting and employing qualified candidates regardless of their gender or cultural background.
Employee Benefits: Harte Hanks believes in the importance of offering its employees competitive salaries and wages, together with comprehensive insurance options. Harte Hanks recognizes the importance of comprehensive healthcare benefits, including medical, prescription drug, vision and dental, and employees and their family members are provided with tools and resources to assist in adopting and maintaining a healthy lifestyle. Harte Hanks pays the cost of basic life insurance, accidental death and dismemberment insurance, and short-term and long-term disability for its employees. Additionally, employees may purchase supplemental life and dependent life insurance. We also sponsored a 401(k) retirement plan in which we match a portion of employees’ voluntary before-tax contributions. Under this plan, both employee and matching contributions vest immediately.
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
The services we offer, in particular for contact center services, are generally terminable upon short notice by our clients, even if the term of the agreement (and the expected duration of services) is several or many years. Many of our customer agreements do not have minimum volume, revenue requirements or exclusivity arrangements, so clients may (and do) vary their actual orders from us over time based on their own business needs, their satisfaction with the quality and pricing of our services, and a variety of other competitive factors. In addition, the timing of particular jobs or types of jobs at particular times of year (such as mail programs supporting the holiday shopping season or contact center programs supporting a specific event) may cause significant fluctuations in the operating results of our operations in any given quarter.
A large portion of our revenue is generated from a limited number of clients. The loss of a client or significant work from one or more of our clients could adversely affect our business.
Our largest client (measured in revenue) generated 9.4% of total revenues in 2024 and represented 11.9% of total accounts receivable as of December 31, 2024. Approximately 72.1% of our revenue for 2024 was generated by our 25 largest clients. While we typically have multiple projects with our largest customers which would not all terminate at the same time, the loss of one or more of our larger clients or even a single project or contract with one of our largest clients could adversely affect our business, results of operations, and financial condition if the lost revenues are not replaced with profitable revenues from that client or other clients.
Our industry is subject to intense competition and dynamic changes in business model, which in turn could cause our operations to suffer.
The B2B services industry is highly competitive, highly fragmented, and subject to rapid change. We believe the principal competitive factors in this market are breadth, depth, and quality of service offerings, ability to tailor specific solutions to the needs of clients and their customers, the ability to attract, train, and retain qualified staff, cybersecurity infrastructure, compliance rigor, global delivery capabilities, pricing, and marketing and sales capabilities. We compete for business with a variety of companies, as well as in-house operations of existing and potential clients. If our clients place more focus on in-house marketing or utilize new or emerging technologies to internalize these operations, the size of the market for third-party service providers like us could decrease significantly. Similarly, if competitors offer their services at lower prices to gain market share or provide services that gain greater market acceptance than the services we offer or develop, the demand for our services may decline.
Specialized providers or new entrants can enter our markets by developing new systems or services that could impact our business. The opportunity for new entrants in our industry may expand as digital engagement and offerings increase in importance, and barriers to entry remain low. New competitors, new strategies by existing competitors or clients, and consolidation among clients or competitors could result in significant market share gains by our competitors, which could have an adverse effect on our revenue.
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
The size of our competitors varies widely across vertical markets and service lines. Some of our competitors have significantly greater financial, technical, marketing, and other resources than we do in one or all of our market segments. As a result, our competitors may be in a position to respond more quickly than we can to new or emerging technologies, methodologies, and changes in customer requirements, or may devote greater resources than we can to the development, promotion, sale, and support of innovative products and services. Moreover, new competitors or alliances among our competitors may emerge and potentially reduce our market share, revenue, or margins. Some of our competitors also may choose to sell products or services that compete with ours at lower prices by accepting lower margins and profits or may be able to sell products or services that compete with ours at lower prices given proprietary ownership of data, technical superiority, a broader or deeper product or experience set, greater capital resources or economies of scale. Price reductions or pricing pressure by our competitors could negatively impact our margins and results of operations and could also harm our ability to retain clients or obtain new customers on favorable terms. Competitive pricing pressures tend to increase in difficult or uncertain economic environments, due to the reduced marketing expenditures of many of our clients and prospects, and in turn negatively impact the competitive business environment for marketing service providers such as our company.
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
Our success depends on our ability to effectively and consistently staff and execute client engagements within the agreed upon time frame and budget. Depending on the needs of our clients, our engagements may require customization, integration, and coordination of a number of complex product and service offerings and execution across many facilities. Moreover, in some of our engagements, we rely on subcontractors and other third parties to provide some of the services to our clients, and we cannot guarantee that these third parties will effectively deliver their services, that we will be able to easily suspend work with contractors that are not performing adequately, or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services as we are generally responsible for the work of these sub-contractors. Other contingencies and events outside of our control may also impact our ability to provide our products and services, such as pandemics or other national or global health crisis or severe weather events that could disrupt our delivery networks. Our failure to effectively and timely staff, coordinate, and execute our client engagements may adversely impact existing client relationships, the amount or timing of payments from our clients and our reputation in the marketplace as well as our ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients and other customers may not provide us with sufficient protection against claims for lost profits or other claims for damages.
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
Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditure across our operations. In 2023, the program named Project Elevate was created and changed processes in each of our business segments to transform the operational cost structure of the company and change the culture to be more agile, optimize the structure, and cost justify all activities of the organization. A transformational office was established at the beginning of 2024 with the mandate to manage and measure these initiatives on a go forward basis. However, we may not be able to recognize all identified potential savings and even if we are able to recognize the identified savings, such cost savings may be insufficient to achieve our cost management objectives. To the extent that we do not successfully manage our costs our financial results may be adversely affected.
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
Over the past few years, we have replaced many of our leaders (including our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer), some a number of times. If our new leaders fail in their new and additional roles and responsibilities (and more generally if we are unable to attract additional leaders with the necessary skills to manage our business) our business and its operating results may suffer. Further, our prospects depend in large part upon our ability to attract, train, and retain experienced technical, client services, sales, consulting, marketing, and management personnel. While the demand for personnel is also dependent on employment levels, competitive factors, and general economic conditions, our recent business performance may diminish our attractiveness as an employer. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position, or operating results.

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
Inflation could adversely affect our financial condition and results of operations.
Inflation could have a negative impact on our financial condition and results of operations. Significant increases in inflation, particularly in wages and, to a lesser extent, goods and services, can affect our business and profitability. Rising labor costs may compress our margins as we face challenges in maintaining profitability. Additionally, as we rely on third-party providers for some of our offerings, we have already experienced margin compression due to higher service charges. While inflation appears to be stabilizing, we are actively taking steps to preserve our margins. However, these efforts may not be sufficient, and inflation could continue to adversely impact our profitability.
The widespread increase in the cost of goods and services due to inflation, supply chain disruptions, and rising interest rates has negatively impacted, and may continue to affect the discretionary spending of our customers. This, in turn, may adversely impact our results of operations. We cannot predict the extent or duration of these negative effects on our business.
We are subject to risks associated with operations outside the United States
Harte Hanks conducts business outside of the United States. During 2024, approximately 9.4% of our revenues were derived from operations outside the United States, primarily in Europe and Asia. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain internal control over financial reporting and we are also required to establish disclosure controls and procedures under applicable SEC rules. An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud. Management is required to provide an annual assessment on the effectiveness of our internal control over financial reporting. Our testing may reveal significant deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. In the past these assessments and similar reviews have led to the discovery of material weaknesses, all of which have been remediated. However, no assurance can be given that we won't discover material weaknesses in the future. We have incurred and we expect to continue to incur substantial accounting and auditing expenses and spend significant management time in complying with the requirements of Section 404.
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
Our business may also be affected by the impact of rules and regulations on our clients’ business and marketing activities. In addition, as we acquire new capabilities and deploy new technologies to execute our strategy, we may be exposed to additional regulations. Current and future restrictions and regulations could increase compliance costs, and restrict or prevent the collection, management, aggregation, transfer, use or dissemination of personal information or change the requirements so as to require other changes to our business or our clients' businesses, practices and tolerance for risk. Additional restrictions and regulations may limit or prohibit current practices regarding marketing communications and information quality solutions. For example, multiple states have implemented opt out legislation for telephone marketing, requiring the creation of statewide do-not call registries. Such legislation could impact our business and the businesses of our clients and of their customers. In addition, continued public interest in privacy rights, data protection and access, and information security may result in the adoption of additional industry guidelines that could impact our direct marketing activities and business practices.
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
The regulatory landscape surrounding AI and generative AI technologies is also evolving, and the ways in which these technologies will be regulated by governmental authorities, self-regulatory institutions, or other regulatory authorities remain uncertain. Such regulations may result in significant operational costs or constrain our ability to develop, deploy, or maintain these technologies.

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
Third-party infringement claims and any related litigation against us could subject us to liability for damages, significantly increase our costs, restrict us from using and providing our technologies, products or services or operating our business generally, or require changes to be made to our technologies, products, and services. We may also be subject to such infringement claims against us by third parties and may incur substantial costs and devote significant management resources in responding to such claims. We have been, and continue to be, obligated under some agreements to indemnify our clients as a result of claims that we infringe on the proprietary rights of third parties. These costs and distractions could cause our business to suffer. In addition, if any party asserts an infringement claim, we may need to obtain licenses to disputed intellectual property. We cannot provide assurance, however, that we will be able to obtain these licenses on commercially reasonable terms or that we will be able to obtain any licenses at all. The failure to obtain necessary licenses or other rights may have an adverse effect on our ability to provide our products and services.
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
We purchase or license much of the data we use for ourselves and for our clients. Our ability to provide our customers with data is somewhat dependent on the ability to obtain this data. There could be a material adverse impact on our business if owners of the data we use were to curtail access to the data or materially restrict the authorized use of their data. Data providers could withdraw their data for a number of reasons, including but not limited to, if there is a competitive reason to do so, if there is pressure from the consumer community, or if additional regulations are adopted restricting the use of the data. We also rely upon data from other external sources to maintain our proprietary and non-proprietary databases, including data received from customers and various government and public records. If a substantial number of data providers or other key data sources were to withdraw or restrict their data, if we were to lose access to data due to government regulation or if the collection of data becomes uneconomical, our ability to provide products and services to our clients could be materially and adversely affected, which could result in decreased revenues, net income and earnings per share.
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
Pension benefits represent significant financial obligations. As of December 31, 2024, we had approximately $24.4 million of unfunded pension liabilities. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to our plans. We utilize the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. Differences between actual pension expenses and liability amounts from these estimated expense and liabilities may adversely impact our results of operations and cash flows.
Our operations are located on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.
Our sites operate on leasehold property. Our leases are subject to renewal and we may be unable to renew such leases on commercially acceptable terms or at all. Our inability to renew our leases, or a renewal of our leases with a rental rate higher than the prevailing rate under the applicable lease prior to expiration, may cause an increase in operating costs, or may cause additional costs due to relocation.
Fluctuations in our revenue and operating results and other factors may impact the volatility of our stock price.
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
Provisions contained in our certificate of incorporation and bylaws, in conjunction with the provisions of the Delaware General Corporation Law, could delay or prevent a third party from entering a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws do not allow written consents by stockholders and have strict advance notice and disclosure requirements for nominees and stockholder proposals.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
We rely on our technology infrastructure and information systems to interact with our clients, our employees, to sell our services, to utilize our data, to support and grow our client base, and to bill, collect, and make payments. Our technology infrastructure and information systems also support and form the foundation for our accounting and finance systems and form an integral part of our disclosure and accounting control environment. Our internally developed system and processes, as well as those systems and processes provided by third-party vendors that we contract with, may be susceptible to damage or interruption from cybersecurity threats, which include any unauthorized access to our information systems, and which may result in adverse effects on the confidentiality, integrity, or availability of such systems or the related information. Potential cybersecurity threats include terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches. Such attacks have become more and more sophisticated over time, especially as threat actors have become increasingly well-funded by, or themselves include governmental actors or other actors with significant means. We expect that the sophistication of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies.
We have implemented robust processes to assess, identify, and manage cybersecurity risks, including potentially material risks, related to our internal information systems and our products. Our Board of Directors, our internal Risk Steering Committee, in conjunction with our Chief Security Officer ("CSO"), have direct oversight of our management of cybersecurity risks.
Our CSO and the Risk Steering Committee ("RSC") oversees our enterprise risk management process. Under the direction and supervision of our CSO, we conduct an annual comprehensive enterprise risk assessment, which includes details of our management of enterprise-wide risk topics, such as those related to cybersecurity risks. The Board of Directors receives the full results of the annual enterprise risk assessment, including an evaluation of cybersecurity risks presented, a detailed description of the actions we have taken to mitigate these risks, and an analysis of cybersecurity threats and incidents across the industry. The CSO and RSC review the results of the enterprise risk assessment in detail with management on a regular basis and reports its findings, as needed, to the Board of Directors.
Our CSO, reporting to our Interim Chief Operations Officer, and in conjunction with our IT Department, has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the systems necessary to address such risks and threats and preparing updates for the Board of Directors. Our CSO has 3 decades of information technology and cybersecurity experience with the last 7 years leading the cybersecurity activities at Harte Hanks, as well as participating in numerous cyber readiness exercises with U.S. Government agencies, and has specialized training in cybersecurity risk management, cloud security and holds a CISSP certification offered by ISC2. Our CSO is also responsible for the operation of our cybersecurity program, and management of our cybersecurity incident response team.
As mentioned above, in response to the increasing threats presented by cyber incidents, in 2020 we established the RSC, which meets regularly. This committee is comprised of our Chief Security Officer, our Interim Chief Operations Officer, our General Counsel / Privacy Officer, our Head of Human Resources, each Director of Operations of each of our business units, and our Chief Financial Officer, as well as other key leaders. The RSC (in conjunction with the CSO), oversees activities related to monitoring, prevention, detection, mitigation and remediation of cybersecurity risks. The RSC, along with our CSO, develops and implements cybersecurity risk mitigation strategies and activities throughout the year, including the management of comprehensive incident response plans, oversees the cybersecurity risks posed by third-party vendors, and receives regular updates on cybersecurity-related matters.

We have adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to continually evaluate and enhance our cybersecurity procedures. Activities include mandatory yearly online training for all employees, technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation, the evaluation and retention of cybersecurity insurance, periodic assessments of third-party service providers to assess cyber preparedness of key vendors, and running simulated cybersecurity drills, including vulnerability scanning, penetration testing and disaster recovery exercises, throughout the organization. These cybersecurity drills are performed both in-house and by third-party service providers. We use automated tools that monitor, detect, and prevent cybersecurity risks and have a security operations center that operates 24 hours a day to alert us to any potential cybersecurity threats. As noted above, our RSC also has effected comprehensive incident response plans that outline the appropriate communication flow and response for certain categories of potential cybersecurity incidents. The RSC escalates events, including the Interim Chief Operating Officer and Board of Directors, as relevant, according to pre-defined criteria.
ITEM 2.    PROPERTIES
Our headquarters is located in Chelmsford, MA. We lease office and fulfillment facilities around the world, primarily in the United States, Europe and Asia.
As of December 31, 2024, we operated the following types of facilities in the following locations:

Domestic Offices	International Offices	Operational Warehouses
Chelmsford, Massachusetts	Hasselt, Belgium	East Bridgewater, Massachusetts
St. Petersburg, Florida	Iasi, Romania	Kansas City, Kansas
Plano, Texas	Manila, Philippines	Lenexa, Kansas
	Uxbridge, United Kingdom	Hasselt, Belgium
As of December 31, 2024, our operational facilities were for the following use and square footage by segment:

Description of Use	United States	International	Total
Office space	14,458	37,458	51,916
Fulfillment facilities	736,845	18,901	755,746
Total	751,303	56,359	807,662

Segment	Leased Sq Ft
Customer Care	44,220
Fulfillment & Logistics	755,746
Marketing Services	1,445
801,411
Corporate office	6,251
Total	807,662
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market
Our common stock is listed for trading on the NASDAQ under the symbol "HHS". As of January 31, 2025, there were approximately 668 common stockholders of record.
Dividend Policy
The Company currently does not pay any dividends and any future dividend payment is at the discretion of the Board of Directors.
Issuer Purchases of Equity Securities
The following table contains information about our purchases of equity securities during the fourth quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar amount that may yet be purchased under the program(1) (in thousands)
October 1 - 31, 2024	—	$—	—	$4,131
November 1 - 30, 2024	—	$—	—	$4,131
December 1 - 31, 2024	—	$—	—	$4,131
Total	—	$—	—
(1)During the fourth quarter of 2024, we did not purchase any shares of our common stock through our stock repurchase program that was publicly announced on May 2, 2023. Under this program, our Board has authorized us to spend up to $6.5 million to repurchase shares of our outstanding common stock. After giving effect to these repurchases, we have remaining authority of $4.1 million to repurchase shares remaining under the program.
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
Overview
The following MD&A section is intended to help the reader understand the results of operations and the financial condition of Harte Hanks. This section is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes included herein.

Harte Hanks, Inc. is a leading global customer experience company operating in three business segments: Marketing Services, Customer Care, and Fulfillment & Logistics Services. Our mission is to partner with clients to provide them with robust customer-experience, or CX strategy, data-driven analytics, and actionable insights combined with seamless program execution to better understand, attract, and engage their customers. Our services include strategic planning, data strategy, performance analytics, creative development, and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.
We are affected by the general, national, and international economic and business conditions in the markets where we and our customers operate. Marketing budgets are largely discretionary in nature and, as a consequence, are easier for our clients to reduce in the short-term than other expenses. Our revenues are also affected by the economic fundamentals of each industry that we serve, the expansion of alternative channels, various market factors, including the demand for services by our clients, the financial condition of and budgets available to our clients, and regulatory factors, among other factors. Due to the recent increases in inflation and interest rates throughout the globe, as well as the ongoing armed conflicts in multiple regions, there is continued uncertainty and volatility in the global economy. We remain committed to executing our multichannel strategy while also continuing to adjust our cost structure to appropriately reflect our operations and outlook.
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
Results of Operations
Operating results from operations were as follows:

	Year Ended December 31,
In thousands, except per share amounts	2024	% Change	2023
Operating revenue	$185,242	-3.3%	$191,492
Operating expenses	183,149	-2.6%	188,133
Operating income	$2,093	-37.7%	$3,359
Operating margin	1.1%	-35.6%	1.8%
Other expenses, net	40,027	658.4%	5,278
Income tax benefit	(7,637)	2088.3%	(349)
Net loss	$(30,297)	1829.7%	$(1,570)

Diluted EPS from operations	$(4.15)	1834.2%	$(0.21)

Year Ended December 31, 2024 vs. Year Ended December 31, 2023
Consolidated Results
Revenues
Revenues of $185.2 million for the year ended December 31, 2024 a decrease of $6.3 million, or 3.3%, when compared to $191.5 million for the year ended December 31, 2023. Revenue in Fulfillment & Logistics Services declined $3.0 million, or 3.5%, to $82.0 million; our Marketing Services segment revenue declined $2.6 million, or 4.9%, to $50.3 million; revenue in our Customer Care segment declined $0.7 million, or 1.3%, to $52.9 million.
Operating Expenses
Operating expenses of $183.1 million for the year ended December 31, 2024 decreased $5.0 million, or 2.6%, when compared to $188.1 million for the year ended December 31, 2023.
Labor costs decreased by $4.2 million, or 4.3%, when compared to the year ended December 31, 2023, primarily due to the reduction in workforce in our Customer Care and Marketing Service segments as a result of Project Elevate. This benefit was partially offset by the expansion of the sales and marketing team and higher labor production activities in the Fulfillment and Logistics segment.
Production and Distribution expenses decreased $2.9 million, or 4.9%, when compared to the year ended December 31, 2023, primarily driven by lower transportation costs in our logistics business.
Advertising, Selling, and General and Administrative expenses increased $2.1 million or 10.2%, when compared to the year ended December 31, 2023 primarily due to the expansion of the sales and marketing activities.
Restructuring expenses decreased $3.3 million to $2.4 million for the year ended December 31, 2024. The restructuring expenses included $0.8 million of consulting expenses, $1.1 million of severance charges, and $0.5 million of facility related and other expenses.
Impairment charges of $1.6 million and $1.5 million for goodwill and intangible assets decreased operating income in 2024. These noncash charges related to the previous acquisition of the InsideOut in December of 2022.
Depreciation expense increased $0.1 million, or 3.5%, when compared to the year ended December 31, 2023.
The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Transportation rates have decreased over the last year due to changes in demand and supply within the transportation industry. Future changes in transportation expenses will continue to impact our total production costs and total operating expenses and in turn our margins. Postage costs of mailings are borne by our clients and are not directly reflected in our revenues or expenses.
Other Expenses, net
The total other expenses, net were $40.0 million for the year ended December 31, 2024, when compared to other expense, net of $5.3 million for the year ended December 31, 2023. This $34.7 million increase in other expenses included $37.5 million in pension termination charges offset by a year over year decrease in other expenses.
Income Tax Benefit
Our 2024 income tax benefit was $7.6 million for the year ended December 31, 2024, when compared to tax benefit of $0.3 million for the year ended December 31, 2023. The increase in tax benefit of $7.3 million was primarily related to the $37.5 million pension termination charge booked in the year ended December 31, 2024.

Segment Results
The following is a discussion and analysis of the results of our reporting segments for the years ended December 31, 2024 and 2023. There are three principal financial measures reported to our Interim COO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenues, operating income and operating income plus depreciation and amortization (“EBITDA”).
Marketing Services:

	Year Ended December 31,
In thousands	2024	% Change	2023
Operating revenues	$50,332	-4.9%	$52,910
EBITDA	5,182	-21.9%	6,637
Operating Income	3,723	-32.8%	5,544
Operating Income % of Revenue	7.4%	-29.4%	10.5%
Marketing Services segment revenue declined $2.6 million, or 4.9%, due to customer turnover and additional client spending reductions. This segment is our most economically sensitive segment with regard to changes in our clients' marketing strategies. Operating income for the year ended December 31, 2024 decreased $1.8 million reducing operating income by 32.8% when compared to the prior year. The segment results were impacted by the noncash items, $1.6 million of goodwill impairment and $1.5 million of intangible asset impairment, in the fourth quarter associated with the write-down of the InsideOut acquisition.
Customer Care:

	Year Ended December 31,
In thousands	2024	% Change	2023
Operating revenues	$52,918	-1.3%	$53,620
EBITDA	10,128	6.7%	9,488
Operating Income	9,921	10.4%	8,988
Operating Income % of Revenue	18.7%	11.8%	16.8%
Customer Care segment revenue declined $0.7 million, or 1.3% when compare to the prior year, which was impacted by one-time project-based engagements, temporary surges or declines in call volumes among retained customers due to specific programs and events. We also encounter fluctuations based on the geographic regions customers select for staff support. We are leveraging our Amazon Connect cloud-based platform to test and pilot new AI tools, and are exploring how we can augment growth by providing more technical support as clients migrate to more capable contact center platforms. Operating Income for the year ended December 31, 2024 increased by $0.9 million to $9.9 million, a 10.4% improvement in profits when compared to the prior year, despite a slight decrease in revenues. The improved operational efficiency is the result of diligent work to control costs while managing service delivery to meet customer expectations.
Fulfillment & Logistics:

	Year Ended December 31,
In thousands	2024	% Change	2023
Operating revenues	$81,992	-3.5%	$84,962
EBITDA	5,761	-34.9%	8,856
Operating Income	4,505	-41.6%	7,714
Operating Income % of Revenue	5.5%	-39.5%	9.1%
Fulfillment & Logistics segment revenue declined $3.0 million, or 3.5%, primarily due to the lower revenue from existing customers not being offset by growth in new programs and customers. For the year ended December 31, 2024, operating income was $4.5 million, a decrease of $3.2 million or 41.6%. The decrease in operating income was primarily the result of lower revenue.

Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $9.9 million and $18.4 million as of December 31, 2024, and 2023, respectively. As of December 31, 2024, we had the ability to borrow approximately $24.0 million under our Credit Facility.
Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings available under our Credit Facility. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditure. At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations such as finance and operating leases and unfunded pension plan benefit payments and other needs for our operations in the short term and beyond. Although the Company believes that it will be able to meet its cash needs for the short and medium term, if unforeseen circumstances arise the company may need to seek alternative sources of liquidity.
Operating Activities
Net cash used in operating activities was $3.0 million for the year ended December 31, 2024, when compared to cash provided by operating activities of $10.5 million for the year ended December 31, 2023. The $13.5 million year-over-year decrease in cash from operating activities was primarily due to the $6.7 million payment to terminate the Qualified Pension Plan I during the year ended December 31, 2024, as well as the $3.6 million net decrease in other assets and liabilities.
Investing Activities
Net cash used in investing activities was $3.7 million for the year ended December 31, 2024, compared to cash used in investing activities of $2.3 million for the year ended December 31, 2023. The $1.4 million increase was mainly due to the $0.5 million of cash used and returned from escrow from acquisition activities and $0.9 million more cash used in technology improvement projects and routine equipment replacement in the year ended December 31, 2024, when compared to the year ended December 31, 2023.
Financing Activities
Net cash used in financing activities was $0.4 million for the year ended December 31, 2024, compared to $3.2 million net cash used in financing activities for the year ended December 31, 2023. The $2.8 million decrease in cash used in financing activities was primarily related to the $2.4 million used to repurchase our common stock in the year ended December 31, 2023.
Foreign Holdings of Cash
Consolidated foreign holdings of cash as of December 31, 2024, and 2023 were $1.5 million and $5.4 million, respectively. The Company will repatriate foreign cash holdings when and if it is financially efficient to do so.
Long Term Debt
On December 21, 2021, the Company entered into a three-year, $25.0 million asset-based revolving credit facility (the “Credit Facility”) with Texas Capital Bank ("TCB"). The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”). The Credit Facility is secured by substantially all the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, between the Company, TCB and the Guarantors (the “Security Agreement”). On December 31, 2023, the Company extended the maturity date for the Credit Facility by a period of six (6) months, to June 30, 2025. The extension extended the Credit Facility under substantially similar terms and conditions as originally executed.
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
The Company may repay and borrow all or any portion of the loans advanced under the Credit Facility at any time, without premium or penalty. The Credit Facility is subject to mandatory prepayments (i) from the net proceeds of asset dispositions not otherwise permitted under the Credit Facility; (ii) if the unpaid principal balance under the Credit Facility plus the aggregate face amount of all outstanding letters of credit exceeds the borrowing base; (iii) in an amount equal to 50% of the net proceeds of issuances of capital stock (subject to customary exceptions); or (iv) in an amount equal to the net proceeds from any issuance of debt not otherwise permitted under the Credit Facility.
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
As of December 31, 2024 and 2023, the Company had no borrowings outstanding under the Credit Facility. At each of December 31, 2024, and 2023, the Company had letters of credit in the amount of $1.0 million and $0.8 million outstanding, respectively. No amounts were drawn against these letters of credit as of December 31, 2024, and 2023. These letters of credit exist to support insurance programs relating to workers’ compensation, and general liability as well as lease obligations. We had no other off-balance sheet financing arrangements as of December 31, 2024, and 2023.
As of December 31, 2024, we had the ability to borrow approximately $24.0 million under the Credit Facility.
Dividends
We did not pay any dividends in either 2024 or 2023. Any future dividend declaration can be made only upon, and subject to, approval of our Board of Directors, based on its business judgment.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. During 2023, 391,785 shares of common stock were repurchased for a total combined purchase price of $2.4 million and in 2024, no shares of common stock were repurchased.
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
Management believes that the following are critical accounting estimates:

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
Goodwill and other Intangibles
Goodwill is the amount by which the cost of the acquired net assets in a business combination exceeds the fair value of the identifiable net assets on the date of purchase. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During the goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative goodwill impairment test. We booked an impairment charge of $1.6 million for goodwill in the year ended December 31, 2024, leaving a balance of $0.3 million.
Intangible assets consist of finite-lived intangible assets acquired through the Company’s business combinations. Such amounts are initially recorded at fair value and subsequently amortized over their useful lives using the straight-line method, which reflects the pattern of benefit, and assumes no residual value. Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require an intangible asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that intangible asset to its carrying amount. If the carrying amount of the intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparing the assets’ book value to future net undiscounted cash flows that the assets are expected to generate to determine if a write-down to the recoverable amount is appropriate. If such assets are written down, an impairment will be recognized as the amount by which the book value of the asset group exceeds the recoverable amount. During the year ended December 31, 2024, a significant amount of revenue from its original customers was lost. As a result, we booked an impairment loss of $1.5 million to our intangible assets. The remaining balance of intangible assets as of December 31, 2024 was $0.6 million.
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
Recent Accounting Pronouncements
In November 2023, FASB issued ASU 2023-07, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning with the fiscal year ending December 15, 2024 and for interim reporting periods beginning in fiscal year 2025. The Company updated its disclosure included in its consolidated financial statements disclosure for this fiscal year.
In December 2023, FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the fiscal year ending after December 15, 2025. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Chief Operating Officer (“Interim COO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure.
Our management, including our Interim COO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. Based upon such evaluation, our Interim COO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed by, or under the supervision of our Interim COO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.
Management evaluated, under the supervision of our Interim COO and CFO, the design and effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on this assessment, management concluded that internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting even though most of our employees have worked remotely. We are continually monitoring and assessing the impact of this remote working arrangement on our internal controls to minimize the impact on their design and operating effectiveness.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated herein by reference as a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
We have adopted the "Harte Hanks Business Conduct Policy: Insider Trading Restrictions" that governs the purchase, sales, and/or other dispositions of our securities by our directors, officers, and employees designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy, as currently in effect is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
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

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K, filed with the Commission on April 1, 2024).
3.2	Certificate of Amendment of Incorporation dated January 31, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K, filed with the Commission on April 1, 2024).
3.3	Certificate of Designation of Series A Preferred Stock of Harte Hanks, Inc. (incorporated by reference to Exhibit 3.1 to the Company's form 8-K, filed with the Commission on January 29, 2018).
3.4	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company's Form 10-K, filed with the Commission on April 1, 2024).
3.5
Elimination of Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Harte Hanks, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, filed with the Commission on March 24, 2023).

10.01
Loan Agreement, dated December 21, 2021, among Harte Hanks, Inc. the subsidiary guarantors party thereto and Texas Capital Bank, National Association. (incorporated by reference to Exhibit 10.01 to the Company's Form 10-K, filed with the Commission on April 1, 2024).

10.02
Security Agreement, dated December 21, 2021, between Harte Hanks, Inc. and Texas Capital Bank, National Association. (incorporated by reference to Exhibit 10.02 to the Company's Form 10-K, filed with the Commission on April 1, 2024).

10.03
Harte Hanks, Inc. Restoration Pension Plan (As Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on June 27, 2008).

10.04
First Amendment to the Harte Hanks, Inc. Amended & Restated Restoration Pension Plan, dated October 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on October 14, 2016).

10.05
Securities Purchase Agreement, dated January 23, 2018, by and between Harte Hanks, Inc. and Wipro, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on January 29, 2018).

10.06
Amended and Restated Harte Hanks 2013 Omnibus Incentive Plan effective September 13,2018 (incorporated by reference to Exhibit 4.1 to the Company's Form S-8, filed with the Commission on September 13, 2018).

10.07	Harte Hanks, Inc. 2020 Equity Incentive Plan, dated August 3, 2020 (incorporated by reference to Exhibit 10.07 to the Company's Form 10-K, filed with the Commission on April 1, 2024).
10.08
Employment Agreement between the Company and Brian Linscott, effective as of June 23, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, filed with the Commission on June 23, 2021).

10.09
Employment Agreement between the Company and Kirk Davis, effective as of June 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on June 20, 2023).

10.10
Separation Agreement between the Company and Brian Linscott effective as of June 21, 2023 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K, filed with the Commission on April 1, 2024).

10.11	Hart Hanks Inc. 2023 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company's Form S-8 on August 25, 2023 as file number 333-274226).
10.12
Separation Agreement between the Company and Lauri Kearnes effective as of October 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on October 17, 2023).

10.13
First Amendment to Loan Agreement, effective December 29, 2023, among Harte Hanks Inc. the subsidiary guarantors party thereto and with Texas Capital Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on January 5, 2024).

*Filed or furnished herewith, as applicable

INDEX TO EXHIBITS (continued)
Exhibit No.	Description of Exhibit
10.14
Employment Agreement between the Company and David Garrison, effective as of January 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on January 29, 2024).

10.15
Employment Agreement between the Company and David Fisher, effective as of January 27, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on January 28, 2025).

16.01
Letter from Baker Tilly LLP to the Securities and Exchange Commission, Dated August 23, 2024 (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K, filed with the Commission on August 23, 2024).

*19	Harte Hanks Business Conduct Policy: Insider Trading Restrictions
*21.1	Subsidiaries of Harte Hanks, Inc.
*23.1	Consent of Baker Tilly US LLP.
*23.2	Consent of Wolf & Company, P.C.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Harte Hanks Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K, filed with the Commission on April 1,2024).
*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	Inline XBRL Definition Linkbase Document.
*104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
*Filed or furnished herewith, as applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE HANKS, INC.

By:	/s/ David Fisher
David Fisher
Interim Chief Operating Officer

Date:	March 17, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Fisher	/s/ David Garrison
David Fisher	David Garrison
Interim Chief Operating Officer	Chief Financial Officer
Date: March 17, 2025	Date: March 17, 2025

/s/ John H. Griffin, Jr.	/s/ Genevieve C. Combes
John H. Griffin Jr., Director	Genevieve C. Combes, Director
Date: March 17, 2025	Date: March 17, 2025

/s/ Liz Ross	/s/ Radoff, Bradley L
Liz Ross, Director	Bradley L. Radoff, Director
Date: March 17, 2025	Date: March 17, 2025

Harte Hanks, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms on the Consolidated Financial Statements (Wolf & Company, P.C., PCAOB ID #392 and Baker Tilly US, LLP, PCAOB ID: 23)	36

Consolidated Balance Sheets as of December 31, 2024 and 2023	39

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023	40

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2024 and 2023	41

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	42

Notes to Consolidated Financial Statements	43
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Harte Hanks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Harte Hanks, Inc. and Subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note N to the financial statements, the Company changed the composition of its reportable segments and adopted ASU 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures. We also have audited the adjustments to the 2023 financial statements to retrospectively apply the changes in composition of the reportable segments and significant segment expenses, as described in Notes C and N. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers

As described in Note C to the financial statements, the Company generates revenue by offering a variety of services discrete to each of its reportable segments. These services require the Company to apply multiple complex processes for recognizing revenue across its customer contracts. Given the varying nature of services offered and the volume of customer contracts that include elements of variable consideration, we have identified revenue recognition as a critical audit matter.

Obtaining an understanding of the Company’s accounting policies and processes for revenue recognition across its segments required significant auditor effort. We also applied subjective auditor judgment when determining the nature and extent of our audit procedures and evaluating the overall sufficiency of the audit evidence obtained.

Addressing this critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures include, among others: i) obtaining, reading and assessing management’s accounting policy memorandums, ii) testing a sample of revenue transactions to customer contracts, third-party source documents and other documentation, as applicable, to support the amount and timing of revenue recognized and iii) for customer contracts obtained, we evaluated the completeness and accuracy of performance obligations identified by management and for any elements of variable consideration.

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 2024.

Boston, Massachusetts
March 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Harte Hanks, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the changes in presentation of the Company’s segments disclosure described in Note N, the accompanying consolidated balance sheet of Harte Hanks, Inc. and Subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of comprehensive income, changes in stockholders’ equity (deficit), and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in presentation of the Company’s segments disclosure described in Note N, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in segment presentation described in Note N, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Baker Tilly, US, LLP

We served as the Company's auditor from 2019 - 2023.

Tewksbury, Massachusetts

April 1, 2024

Harte Hanks, Inc. and Subsidiaries Consolidated Balance Sheets	December 31,
In thousands, except per share and share amounts	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$9,934	$18,364
Accounts receivable (less allowance of $50 and $474 at December 31, 2024 and 2023, respectively)	31,648	34,313
Contract assets and unbilled accounts receivable	8,215	7,935
Prepaid expenses	1,511	1,915
Prepaid income tax and income tax receivable	938	1,758
Other current assets	1,368	928
Total current assets	53,614	65,213
Net property, plant and equipment	8,956	8,855
Right-of-use assets	22,460	$25,417

Other assets
Intangible assets, net	563	2,820
Goodwill	295	1,926
Deferred tax assets, net	15,177	17,268
Other long-term assets	717	1,258
Total other assets	16,752	23,272
Total assets	$101,782	$122,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,832	$23,176
Accrued payroll and related expenses	3,210	5,615
Deferred revenue and customer advances	1,589	3,195
Customer postage and program deposits	1,625	1,815
Other current liabilities	3,145	9,495
Short-term lease liabilities	3,736	4,815
Total current liabilities	35,137	48,111
Pension liabilities - Qualified plans	5,445	10,540
Pension liabilities - Nonqualified plan	17,103	18,630
Long-term lease liabilities	20,860	23,691
Other long-term liabilities	1,548	1,928
Total liabilities	80,093	102,900

Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized,12,221,484 shares issued, 7,357,450 and 7,224,718 shares outstanding at December 31, 2024 and 2023, respectively	12,221	12,221
Additional paid-in capital	124,194	157,889
Retained earnings	814,623	844,920
Less treasury stock, 4,864,034 and 4,996,766 shares at December 31, 2024 and 2023, respectively, at cost	(915,752)	(951,083)
Accumulated other comprehensive loss	(13,597)	(44,090)
Total stockholders’ equity	21,689	19,857
Total liabilities and stockholders’ equity	$101,782	$122,757
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income

	Year Ended December 31,
In thousands, except per share amounts	2024	2023
Operating revenue	$185,242	$191,492
Operating expenses
Labor	93,769	97,968
Production and distribution	56,644	59,568
Advertising, selling, general and administrative	22,781	20,673
Restructuring expense	2,402	5,687
Goodwill impairment charge	1,631	—
Intangible assets impairment charge	1,537	—
Depreciation and amortization expense	4,385	4,237
Total operating expenses	183,149	188,133
Operating income	2,093	3,359
Other expenses, net
Interest expense (income), net	187	(135)
Pension Plan termination charges	37,505	—
Other expenses, net	2,335	5,413
Total other expenses, net	40,027	5,278
Loss before income taxes	(37,934)	(1,919)
Income tax benefit	(7,637)	(349)
Net loss	$(30,297)	$(1,570)

Loss per common share
Basic and Diluted	$(4.15)	$(0.21)

Weighted-average shares used to compute loss per share attributable to common shares
Basic and Diluted	7,293	7,310

Comprehensive income, net of tax
Net loss	$(30,297)	$(1,570)

Adjustment to pension liabilities	32,273	1,664
Foreign currency translation adjustments	(1,780)	2,548
Total other comprehensive income, net of tax	30,493	4,212

Comprehensive income	$196	$2,642
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (loss) income	Total Stockholders’ Equity
Balance at December 31, 2022	$12,221	$218,411	$846,490	$(1,010,012)	$(48,302)	$18,808
Stock-based compensation	—	1,418	—	—	—	1,418
Vesting of RSUs	—	(61,940)	—	61,299	—	(641)
Repurchase of common stock	—	—	—	(2,370)	—	(2,370)
Net loss	—	—	(1,570)	—	—	(1,570)
Other comprehensive income	—	—	—	—	4,212	4,212
Balance at December 31, 2023	$12,221	$157,889	$844,920	$(951,083)	$(44,090)	$19,857
Stock-based compensation	—	1,931	—	—	—	1,931
Vesting of RSUs	—	(35,626)	—	35,331	—	(295)
Net loss	—	—	$(30,297)	—	—	(30,297)
Other comprehensive income	—	—	—	—	30,493	30,493
Balance at December 31, 2024	$12,221	$124,194	$814,623	$(915,752)	$(13,597)	$21,689
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2024		2023
Cash Flows from Operating Activities
Net loss	$(30,297)		$(1,570)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expense	4,385		4,237
Restructuring expense	158		861
Impairment charges for goodwill and intangible assets	3,168		—
Stock-based compensation	1,931		1,418
Net pension cost	30,576		70
Deferred income taxes	(9,279)		(1,474)
Changes in assets and liabilities:
Accounts receivable, net and contract assets	2,385		5,654
Prepaid expenses, income tax receivable and other current assets	703		3,440
Accounts payable and accrued expenses	(795)		844
Deferred revenue and customer advances	(1,606)		(1,395)
Customer postage and program deposits	(190)		592
Other accrued expenses and liabilities	(4,126)		(2,200)
Net cash (used in) provided by operating activities	(2,987)		10,477

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,746)		(2,812)
Proceeds from the sale of property, plant and equipment	2		3
Acquisition of InsideOut	—		500
Net cash used in investing activities	(3,744)		(2,309)

Cash Flows from Financing Activities
Debt financing costs	—		(45)
Payment of finance leases	(124)		(160)
Repurchase common stock	—		(2,370)
Treasury stock activities	(295)		(641)
Net cash used in financing activities	(419)		(3,216)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,780)		2,548

Net (decrease) increase in cash and cash equivalents and restricted cash	(8,930)		7,500
Cash and cash equivalents and restricted cash at beginning of year	18,864		11,364
Cash and cash equivalents and restricted cash at end of year	$9,934	(1)	$18,864

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$9,934		$18,364
Cash held in escrow account included in other assets	—		500
	$9,934		$18,864
Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows (continued)

Supplemental disclosures
Cash (received) paid for interest, net	$(2)		$244
Cash paid for income taxes, net of (refunds)	$1,452		$(2,899)

Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable and accrued expense	$1,257		$1,997
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
The accompanying audited consolidated financial statements include the accounts of Harte Hanks, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As used in this report, the terms “Harte Hanks,” “the Company,” “we,” “us,” or “our” may refer to Harte Hanks, Inc., one or more of its consolidated subsidiaries, or all of them taken as a whole, as the context may require..
Operating Expense Presentation in the Consolidated Statements of Comprehensive Income
The “Labor” line in the Consolidated Statements of Comprehensive Income includes all employee payroll and benefits costs, including stock-based compensation and temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization expense. Certain labor costs are included in restructuring expense, please see Note M for details.
Note B — Significant Accounting Policies
Use of Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from those estimates due to uncertainties. Such estimates include, but are not limited to, estimates related to revenue recognition;; income taxes; goodwill and intangible assets impairment . On an ongoing basis, management reviews its estimates and assumptions based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.
Segment Reporting
The Company operates three business segments: Marketing Services; Customer Care; and Fulfillment & Logistics Services. Our Interim Chief Operating Officer (“Interim COO”) is considered to be our chief operating decision maker (CODM). Our Interim COO reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance by using the three financial measures: revenue, operating income and operating income plus depreciation and amortization (EBITDA).
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

Accounts Receivable and Allowance for Credit Losses
Accounts receivables are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectability trends for the allowance for credit losses based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current and future economic conditions that may affect the Company's expectation of the collectability in determining the allowance for credit losses. Provisions for expected credit losses are recorded in the “Advertising, selling, general, and administrative” line of our Consolidated Statements of Comprehensive Income. As of December 31, 2024 and 2023, our accounts receivables, net, were $31.6 million and $34.3 million, respectively. The Company classifies unbilled receivables as Accounts receivable. The changes in the allowance for credit losses accounts consisted of the following:

	Year Ended December 31,
In thousands	2024	2023
Balance at beginning of year	$474	$163
Net charges to expense	(86)	321
Amounts recovered against the allowance	(338)	(10)
Balance at end of year	$50	$474
Unbilled receivables
For the majority of service contracts, the Company performs the services prior to billing the client, and this amount is captured as an unbilled receivable included in contract assets and unbilled accounts receivable, net on the consolidated balance sheet. Billing usually occurs in the month after the Company performs the services or in accordance with the specific contractual provisions.
Geographic Concentrations
Depending on the needs of our clients, our services are provided through an integrated approach through eleven facilities worldwide, of which five are located outside of the U.S.
The following table provides information about the operations in different geographic for the periods indicated:

Revenue(1)	Year Ended December 31,
In thousands	2024	2023
United States	$167,787	$173,162
Other countries	17,455	18,330
Total revenue	$185,242	$191,492
(1) Geographic revenues are based on the location of the service being performed.

Property, plant and equipment, net(2)	December 31,
In thousands	2024	2023
United States	$8,374	$8,005
Other countries	582	850
Net property, plant and equipment	$8,956	$8,855
(2) Property, plant and equipment are based on physical location.
Credit Risk and Concentration
Accounts receivables are typically unsecured and are derived from revenue earned from customers across different industries and countries. We perform ongoing credit evaluations of our customers and generally do not require collateral. In the event that accounts receivable collection cycle deteriorates, our operating results and financial position could be adversely affected.

Our top customer represented 11.9% and 11.2% of total accounts receivable as of December 31, 2024 and 2023, respectively.
Revenue by Top Customers
The table below sets forth the percentage of our total revenue derived from our largest customers:

	Year Ended December 31,
	2024	2023
Top ten customers	46.2%	48.5%
Top twenty-five customers	72.1%	71.7%
Our top customer represented 9.4% and 11.2% of total revenue for the years ended December 31, 2024 and 2023, respectively.
Revenue Recognition
We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services based on the relevant contract. We apply the following five-step revenue recognition model:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when (or as) we satisfy the performance obligation.
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
Fair Value of Financial Instruments
Fair value is defined by Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, Fair Value Measurements and Disclosures, ("ASC 820") as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels:
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
Property, Plant and Equipment
Property, plant and equipment, net consist of the following:

	Year Ended December 31,
In thousands	2024	2023
Property, plant and equipment
Buildings and improvements	$4,550	$4,635
Equipment and furniture	20,336	20,881
Software	19,799	18,030
Software development and equipment installations in progress	1,906	1,842
Gross property, plant and equipment	46,591	45,388
Less accumulated depreciation	(37,635)	(36,533)
Net property, plant and equipment	$8,956	$8,855
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The general ranges of estimated useful lives are:

Years
Buildings and improvements	3 to 40
Software	2 to 10
Equipment and furniture	3 to 20
For the year ended December 31, 2024, the Company recorded $3.5 million of depreciation expense compared to $3.4 million for the year ended December 31, 2023.
Capitalized software costs for internally developed software and implementation of third-party software are amortized over a period of three to five years. On an ongoing basis, management reviews the valuation of these software costs to determine if there has been impairment to the carrying value of these assets and adjusts this value accordingly.
Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. We recorded an immaterial amount and $0.1 million of impairment for property, plant and equipment in 2024 and 2023, respectively.
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
The Company has three reporting segments, but the current goodwill balance is booked in the Marketing Services segment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative goodwill impairment test. We booked an impairment charge of $1.6 million for goodwill in the year ended December 31, 2024, leaving a balance of $0.3 million. There was no goodwill impairment in the year ended December 31, 2023.
Intangible Assets
Intangible assets consist of finite-lived intangible assets acquired through the Company’s business combinations. Such amounts are initially recorded at fair value and subsequently amortized over their useful lives using the straight-line method, which reflects the pattern of benefit, and assumes no residual value.
Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require an intangible asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that intangible asset to its carrying amount. If the carrying amount of the intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.
The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparing the assets’ book value to future net undiscounted cash flows that the assets are expected to generate to determine if a write-down to the recoverable amount is appropriate. If such assets are written down, an impairment will be recognized as the amount by which the book value of the asset group exceeds the recoverable amount. There is no impairment of our intangible assets during the year ended December 31, 2023. During the year ended December 31, 2024, a significant amount of revenue from its original customers was lost. As a result, we booked an impairment loss of $1.5 million to our intangible assets. The gross carrying amount below is adjusted for impairment charges and the net carrying balance of intangible assets as of December 31, 2024 was $0.6 million.
A summary of the Company’s intangible asset as of December 31, 2024, is as follows:

In thousands	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	5 years	$2,102	$1,539	$563
Estimated future amortization expense related to intangible assets as of December 31, 2024, is as follows:

In thousands
Year Ending December 31,	Amount
2025	$193
2026	193
2027	177
Total	$563

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
Stock-Based Compensation
All share-based awards are recognized as operating expense in the “Labor” line of the Consolidated Statements of Comprehensive Income. Calculated expense is based on the fair values of the awards on the date of grant and is recognized over the requisite service period or performance period of the awards. We account for forfeitures as they occur.
Reserve for Healthcare Benefit and Worker's Compensation Liability
We are self-insured for the majority of our healthcare insurance. We pay actual medical claims up to a stop loss limit of $0.3 million. The reserve is estimated using current claims activity, historical experience, and claims incurred but not reported. We use loss development factors that consider both industry norms and company specific information. Our liability is recorded at the estimate of the ultimate cost of claims at the balance sheet date. On December 31, 2024 and 2023, our reserve for healthcare, and workers’ compensation, net, was $1.1 million and $1.1 million. Periodic changes to the reserve for workers’ compensation are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive Income. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive Income.
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
Recent Accounting Pronouncements
Recent Accounting Guidance Adopted in the Current Year
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07 to improve segment disclosure requirements under Accounting Standards Codification (“ASC”) 280, Segment Reporting, primarily through enhancing disclosures about significant segment expenses. The guidance requires entities to provide significant segment expenses that are regularly provided to the CODM and other segment expenses included in each reported measure of segment profitability. This ASU also enhances interim segment reporting requirements by aligning interim disclosures with information that must be disclosed annually in accordance with ASC 280. We adopted this ASU in the fourth quarter of 2024 and added significant expenses reviewed by CODM for each reportable segment in Note O, Segment Reporting. The disclosures were applied retrospectively to 2023 for comparable presentation. There was no other impact to our financial statement disclosures as a result of adopting this ASU.

Recent Accounting Guidance Not Yet Adopted
In December 2023, FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the fiscal year ending after December 15, 2025. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
In November 2024, FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.
Note C - Operating revenue from Contracts with Customers
Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our contracts with customers state the terms of sale, including the description, quantity, and price of the products sold or service provided. Payment terms can vary by contract, but the period between invoicing and when payment is due is not significant. The Company's contracts with its customers generally do not include rights of return or a significant financing component.
We present sales taxes assessed on revenue-producing transactions on a net basis.
Disaggregation of Revenue
We disaggregate revenue by three key revenue streams which are aligned with our business segments. The nature of the services offered by each key revenue stream is different. The following tables summarize revenue from contracts with customers for the years ended December 31, 2024, and 2023 from our three business segments:

	Year Ended December 31,
In thousands	2024	2023
Marketing Services	$50,332	$52,910
Customer Care	52,918	53,621
Fulfillment & Logistics Services	81,992	84,961
Total Revenue	$185,242	$191,492
During the years ended December 31, 2024 and 2023, the Company recognized revenue of $2.4 million and $20.2 million from performance obligations satisfied at a point in time. The remainder of revenues recognized in 2024 and 2023 were recognized in an over time pattern. Our contracts with customers may consist of multiple performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine SSP based on the price at which the performance obligation is sold separately. Although uncommon, if the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Further discussion of other performance obligations in each of our major revenue streams follows:
Marketing Services
Our Marketing Services segment delivers strategic planning, data strategy, performance analytics, creative development and execution, technology enablement, marketing automation, and database management. We create relevancy by leveraging data, insight, and our extensive experience in leading clients as they engage their customers through digital, traditional, and emerging channels. The customer can choose other services to supplement and support their own in-house sales team. These services can include leveraging data for lead generation, outsourcing sales play design and testing, up to full hiring and managing of a dedicated internal sales team. With these services, we help clients build deep customer relationships, create connected customer experiences, and optimize each and every customer touch point in order to deliver desired business outcomes.
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
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of December 31, 2024, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.
Contract Balances
We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Consolidated Balance Sheets as a contract liability, referred to as deferred revenue. The following table summarizes our contract balances as of December 31, 2024 and 2023:

In thousands	December 31, 2024	December 31, 2023
Contract assets	$363	$258
Deferred revenue and customer advances	1,589	3,195
Deferred revenue included in other long-term liabilities	182	294
Revenue recognized during the year ended December 31, 2024 from amounts included in deferred revenue as of December 31, 2023 was approximately $3.0 million. Revenue recognized during the year ended December 31, 2023 from amounts included in deferred revenue as of December 31, 2022 was approximately $4.3 million.
Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represent the cost to obtain a contract. The remaining unamortized contract costs were $0.2 million and $0.6 million as of December 31, 2024 and 2023, respectively. They are included in other current assets and other assets on our consolidated balance sheet. For the years presented, no impairment was recognized.
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
We subleased our Fullerton (CA), Jacksonville (FL) and Uxbridge (UK) facilities. The lease and sublease for Fullerton (CA) facility expired in April 2023, the lease and sublease for Uxbridge (UK) facility expired in October 2023, and the lease and sublease for Jacksonville (FL) facility expired at the end of July 2024.

As of December 31, 2024, assets recorded under finance and operating leases were approximately $0.8 million and $21.7 million respectively, and accumulated amortization associated with finance leases was $0.1 million. As of December 31, 2023 assets recorded under finance and operating leases were approximately $0.1 million and $25.3 million respectively, and accumulated depreciation associated with finance leases was $0.1 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
During the year ended December 31, 2023, we impaired two leases for the facilities we no longer occupied. The resulting impairment and early termination charges are included in our restructuring expenses for the year ended December 31, 2023. There is no impairment of leases in the year ended December 31, 2024.
The following tables present supplemental balance sheet information related to our financing and operating leases:

	As of December 31, 2024			As of December 31, 2023
In thousands	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Right-of-use Assets	$21,678	$782	$22,460	$25,288	$129	$25,417

Liabilities:
Short-term lease liabilities	3,578	158	3,736	4,773	42	4,815
Long-term lease liabilities	20,235	625	20,860	23,687	4	23,691
Total Lease Liabilities	$23,813	$783	$24,596	$28,460	$46	$28,506
For the years ended December 31, 2024 and 2023, the components of lease expense were as follows:

In thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$5,315	$5,526
Finance lease cost
Amortization of right-of-use assets	102	123
Interest on lease liabilities	31	7
Total Finance lease cost	133	130
Variable lease cost	1,875	2,068
Sublease income	(368)	(834)
Total lease cost, net	$6,955	$6,890

Other information related to leases was as follows:

In thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,170	$12,525
Operating cash flows from finance leases	28	21
Financing cash flows from finance leases	124	160

Weighted Average Remaining Lease term (in years)

Operating leases	6.38	6.84
Finance leases	4.53	1.04

Weighted Average Discount Rate
Operating leases	5.74%	5.65%
Finance leases	7.77%	7.76%
The maturities of the Company’s finance and operating lease liabilities as of December 31, 2024 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
2025	$4,777	$210
2026	4,219	206
2027	4,190	206
2028	4,094	206
2029	4,132	99
2030 & Beyond	7,264	—
Total future minimum lease payments	28,676	927
Less: Imputed interest	4,863	144
Total lease liabilities	$23,813	$783
As of December 31, 2024, we have no new operating leases that have not yet commenced.
Note E - Convertible Preferred Stock and Share Repurchase Program
Convertible Preferred Stock
On March 20, 2023, the Company cancelled all shares of Series A Preferred Stock pursuant to the Certificate of Elimination filed with the Secretary of State of Delaware.
Share Repurchase Program
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. In the year ended December 31, 2024, we didn't repurchase any shares of common stock. In the year ended December 31, 2023, we repurchased 0.4 million shares of common stock for $2.4 million.

Note F — Credit Facility
On December 21, 2021, the Company entered a three year, $25.0 million asset-based revolving credit facility (the “Credit Facility”) with Texas Capital Bank ("TCB"). The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”). The Credit Facility is secured by substantially all the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, TCB and the other Guarantors party thereto (the “Security Agreement”). On December 29, 2023, the Company extended the maturity date of the Credit Facility six months to June 30, 2025. The extension was executed with substantially similar terms and conditions as the original Credit Facility.
The Credit Facility provides for loans up to the lesser of (a) $25.0 million, and (b) the amount available under a “borrowing base” calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The Credit Facility allows the Company to use up to $3.0 million on of its borrowing capacity to issue letters of credit.
The loans under the Credit Facility accrue interest at a varying rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 6.71% as of December 31, 2024. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025. As of December 31, 2024 and 2023, we had no borrowings outstanding under the Credit Facility. As of December 31, 2024 and 2023, we had letters of credit outstanding in the amount of $1.0 million and $0.8 million, respectively. No amounts were drawn against these letters of credit as of December 31, 2024 . These letters of credit exist in lieu of cash deposits with real estate leases, and self-insurance programs relating to medical benefits and the now closed workers‘ compensation program. Unused commitment balances accrued fees at a rate of 0.25%.
As of December 31, 2024, we had the ability to borrow an additional $24.0 million under the Credit Facility. As of December 31, 2024 and December 31, 2023 we had no borrowing outstanding under the Credit Facility.
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
We determined the fair value of the stock options using the Black-Scholes option pricing model and we determined the fair value of the performance stock units using Monte-Carlos simulation model.
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive Income. We recognized $2.0 million and $1.4 million of stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively.
In 2020, we established our 2020 Equity Incentive Plan ("2020 Plan") which replaced the 2013 Equity Incentive Plan (“2013 Plan”). Any shares of common stock that remained eligible for issuance under the 2013 Plan are now instead eligible for issuance under the 2020 Plan. The “2013 Plan” as of December 31, 2024 and 2023, has 195,124 and 190,187 shares available for grant, respectively. In August 2020, we filed a Form S-8 to register up to an aggregate of 2,521,244 shares that may be issued under the 2020 Plan. The 2020 Plan provides for the issuance of stock-based awards to directors, employees and consultants. No additional stock-based awards will be granted under the 2013 Plan, but awards previously granted under the 2013 Plan will remain outstanding in accordance with their respective terms. As of December 31, 2024 and 2023, there were 1.1 million and 1.3 million shares available, respectively, for grant under the 2020 Plan.
In August 2023, we established the 2023 Inducement Equity Incentive Plan ("2023 Plan"), pursuant to which the Company issued 240,000 shares of stock option awards. During 2024, the Board approved the issuance of 148,200 incentive stock options.

Stock Options
Options granted under the 2023 Plan have an exercise price equal to the closing market price of our common stock on the date prior to the grant date. These options become exercisable in 33.3% increments on the first three anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. Options to purchase 388,200 and 240,000 shares granted under 2023 Plan awards were outstanding as of December 31, 2024 and 2023, respectively, with exercise prices ranging from $5.59 to $76.80 per share.
Options granted under the 2020 Plan, 2013 Plan or as inducement awards have an exercise price equal to the market value of the common stock on the grant date. These options become exercisable in 25% increments on the first four anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. There were no options outstanding under the 2020 plan as of December 31, 2024 and 2023.
Options to purchase 1,726 and 6,663 shares granted under 2013 Plan awards were outstanding as of December 31, 2024 and 2023, respectively, with exercise prices ranging from $5.59 to $116.40 per share.
Options under the 2005 Plan were granted at exercise prices equal to the market value of the common stock on the grant date. All such awards have met their respective vesting dates. There were no options outstanding under the 2005 Plan as of December 31, 2024 and 2023.
Options granted to officers after April 2015 vest in full upon a change in control if such options are not assumed or replaced by a publicly traded successor with an equivalent award (as defined in such officers’ change in control severance agreements).
The following summarizes all stock option activity during the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at December 31, 2022	12,668	$78.88	1.16	$—

Granted	240,000	5.59	9.63	288
Exercised	—	—	—	—
Unvested options forfeited	—	—	—	—
Vested options expired	(6,005)	77.38	—	—
Options outstanding at December 31, 2023	246,663	$7.61	9.67	288

Granted	148,200	$7.59	—	—
Exercised	—	—	—	—
Unvested options forfeited	—	—	—	—
Vested options expired	(4,937)	81.35	—	—
Options outstanding at December 31, 2024	389,926	$6.67	8.84	$—

Vested and expected to vest at December 31, 2024	389,926	$6.67	8.84	$—

Exercisable at December 31, 2024	81,726	$7.10	8.45	$—
The aggregate intrinsic value at year end in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all of the in-the-money options were exercised on December 31, 2024. The pre-tax intrinsic value is the difference between the closing price of our common stock on December 31, 2024, and the exercise price for each in-the-money option. This value fluctuates with the changes in the price of our common stock.

The following table summarizes information about stock options outstanding at December 31, 2024:

Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average price per share Outstanding and Vested
$5.59 - 76.80	389,356	$6.60	8.51	81,156	$6.60
$77.60 - 116.40	570	$77.60	0.1	570	$77.60
There were 148,200 and 240,000 options granted during 2024 and 2023, respectively. The weighted average grant date fair value of 2024 options granted is $5.08 As of December 31, 2024, there was $1.0 million of unrecognized compensation cost related to unvested stock options.
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
The following summarizes all restricted stock units’ activity during 2024 and 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested shares outstanding at December 31, 2022	516,176	$6.43

Granted in 2023	80,225	5.73
Vested in 2023	(308,523)	5.53
Forfeited in 2023	(44,437)	7.02
Unvested shares outstanding at December 31, 2023	243,441	$7.24

Granted in 2024	98,192	7.61
Vested in 2024	(187,778)	6.76
Forfeited in 2024	(32,662)	7.49
Unvested shares outstanding at December 31, 2024	121,193	$8.21
The fair value of each restricted stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant. As of December 31, 2024, there was $535,763 of total unrecognized compensation cost related to restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 1.34 years.
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

The following summarizes all performance stock unit activity during 2024 and 2023:

	Number of Units	Weighted- Average Grant Date Fair Value
Performance stock units outstanding as of December 31, 2022	142,000	$7.34

Granted	—	—
Settled	—	—
Forfeited	(99,000)	7.14
Performance stock units outstanding as of December 31, 2023	43,000	$7.80

Granted	50,000	$7.53
Settled	—	—
Forfeited	(6,000)	7.96
Performance stock units outstanding as of December 31, 2024	87,000	$7.63
The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a three-year period and is adjusted up or down based on those estimates. As of December 31, 2024, the total unrecognized compensation cost related to performance stock units was $53,439. This cost is expected to be recognized over a weighted average period of approximately 0.35 years.
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
In January 2023, the Board of Directors of the Company approved the termination of the Qualified Pension Plan I. The termination process took approximately eighteen months and was completed in June 2024, which resulted in the transfer of our obligations pursuant to this pension plan to an insurance company. We made a cash contribution of $6.7 million in the year ended December 31, 2024 to terminate the Qualified Pension Plan I. This contribution, together with the liquidation of pension assets was used to purchase annuities from an insurance company, which settled the liabilities for Pension Plan I participants as well as to submit the final filings to the Pension Benefit Guaranty Corporation. We recognized $37.5 million of pension termination charges which were reflected in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2024.
The Qualified Pension Plans I and II, together with the Restoration Pension Plan are collectively referred to as the "defined benefit pension plans. The overfunded or underfunded status of our defined benefit pension plans is recorded as an asset or liability on our consolidated balance sheets. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. Periodic changes in the funded status are recognized through other comprehensive income in the Consolidated Statements of Comprehensive Income. We currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end Consolidated Balance Sheets.

The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$141,427	$143,521
Interest cost	5,032	7,088
Settlements	(77,891)	—
Actuarial gain (loss)	(7,361)	1,465
Benefits paid	(6,670)	(10,647)
Benefit obligation at end of year	$54,537	$141,427

Change in plan assets
Fair value of plan assets at beginning of year	$103,696	$103,891
Actual return on plan assets	1,790	7,128
Settlements	(77,891)	—
Contributions	9,885	3,324
Benefits paid	(7,361)	(10,647)
Fair value of plan assets at end of year	$30,119	$103,696

Funded status at end of year	$(24,418)	$(37,731)
The following amounts have been recognized in the Consolidated Balance Sheets as of December 31:

In thousands	2024	2023
Current pension liabilities within accrued expenses	$1,870	$8,561
Long term pension liabilities - Qualified plans	5,445	10,540
Long term pension liabilities - Nonqualified plan	17,103	18,630
Total pension liabilities	$24,418	$37,731
The following amounts have been recognized in accumulated other comprehensive losses, net of tax, as of December 31:

In thousands	2024	2023
Accumulated other comprehensive losses, net of tax	$10,183	$42,456
Based on current estimates, we will be required to make $2.0 million in cash contributions to our Qualified Pension Plan II in 2025.
We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2025 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.8 million in 2024.
The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

In thousands	2024	2023
Projected benefit obligation	$54,537	$141,427
Accumulated benefit obligation	$54,537	$141,427
Fair value of plan assets	$30,119	$103,696
The Restoration Pension Plan had an accumulated benefit obligation of $19.0 million and $20.5 million as of December 31, 2024, and 2023, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive income in the Consolidated Statements of Comprehensive Income for Qualified Pension Plan II and Restoration Pension Plans:

	Year Ended December 31,
In thousands	2024	2023
Net Periodic Benefit Cost
Interest cost	$5,032	$7,088
Expected return on plan assets	(3,633)	(6,216)
Recognized actuarial loss	1,557	2,521
Net periodic benefit cost	2,956	3,393

Amounts Recognized in Other Comprehensive Income
Adjustment to pension liabilities	(32,273)	(1,723)

Net cost recognized in net periodic benefit cost and other comprehensive income	$(29,317)	$1,670
The components of net periodic benefit costs other than the service cost component are included in Other expenses, net in our Consolidated Statement of Comprehensive Income. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2025 is $0.4 million. The period over which the net loss from the Qualified Pension Plan is amortized into net periodic benefit cost was the average future lifetime of all participants (approximately 23.9 years for Qualified Pension Plan II ). The Qualified Pension Plan II is frozen and almost all of the plan’s participants are not active employees.
The weighted-average assumptions used for measurement of the defined pension plans were as follows:

Weighted-average assumptions used to determine net periodic benefit cost	Year Ended December 31,
	2024	2023
Discount rate
Qualified Plan I	5.64%	5.13%
Qualified Plan II	4.99%	5.18%
Restoration Plan	4.92%	5.12%

Expected return on plan assets
Qualified Plan I	4.85%	5.95%
Qualified Plan II	6.95%	7.05%
Restoration Plan	n/a	n/a

Weighted-average assumptions used to determine benefit obligations	December 31,
	2024	2023
Discount rate
Qualified Plan I	n/a	5.64%
Qualified Plan II	5.63%	4.99%
Restoration Plan	5.64%	4.92%
The discount rate assumptions are based on current yields of investment-grade corporate long-term bonds. The expected long-term return on plan assets is based on the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity investments) over a long-term horizon. In determining the expected long-term rate of return on plan assets, we evaluated input from our investment consultants, actuaries, and investment management firms, including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, we considered our historical 15-year compounded returns, which were in excess of the forward-looking return expectations.

The funded pension plan assets as of December 31, 2024 and 2023, by asset category, were as follows:

In thousands	2024	%	2023	%
Equity securities	$23,658	79%	$20,635	20%
Debt securities	5,252	17%	76,036	73%
Other	1,209	4%	7,025	7%
Total plan assets	$30,119	100%	$103,696	100%
The fair values presented have been prepared using values and information available as of December 31, 2024 and 2023.
The following tables present the fair value measurements of the assets in our funded pension plan:

	As of December 31, 2024
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$23,658	$23,658	$—	$—
Debt securities	5,252	3,669	1,583	—
Total investments, excluding investments valued at NAV	28,910	27,327	1,583	—
Investments valued at NAV(1)	1,209	—	—	—
Total plan assets	$30,119	$27,327	$1,583	$—

	As of December 31, 2023
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$20,635	$20,635	$—	$—
Debt securities	$76,036	66,847	9,189	—
Total investments, excluding investments valued at NAV	96,671	87,482	9,189	—
Investments valued at NAV(1)	$7,025	—	—	—
Total plan assets	$103,696	$87,482	$9,189	$—
(1)Investment valued at net asset value ("NAV") are comprised of cash, cash equivalents, and short-term investments used to provide liquidity for the payment of benefits and other purposes. The commingled funds are valued at NAV based on the market value of the underlying investments, which are primarily government issued securities.
The investment policy for the Qualified Pension Plan II focuses on the preservation and enhancement of the corpus of the plan’s assets through prudent asset allocation, quarterly monitoring and evaluation of investment results, and periodic meetings with investment managers.

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
The funded pension plans provide for investment in various investment types. Investments, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risk. Due to the level of risk associated with investments, it is reasonably possible that changes in the value of investments will occur in the near term and may impact the funded status of these plans. To address the issue of risk, the investment policy places high priority on the preservation of the value of capital (in real terms) over a market cycle. Investments are made in companies with a minimum five-year operating history and sufficient trading volume to facilitate, under most market conditions, prompt sales without severe market effects. Investments are diversified across numerous market sectors and individual companies. Reasonable concentration in any one issue, issuer, industry, or geographic area is allowed if the potential reward is worth the risk.
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
The expected future benefit payments for Qualified Pension Plan II and Restoration Pension Plan over the next ten years as of December 31, 2024, are as follows:

In thousands
2025	$4,110
2026	4,204
2027	4,302
2028	4,403
2029	4,582
2030 - 2034	22,944
Total	$44,545
The Company also has two pension plans in its foreign jurisdictions, the associated pension liabilities are not material.
We also sponsored a 401(k) retirement plan in which we match a portion of employees’ voluntary before-tax contributions prior. Under this plan, both employee and matching contributions vest immediately. We incurred $1.0 million and $1.2 million in 401k match expenses in 2024 and 2023, respectively.

Note I — Income Taxes
The components of income tax benefit are as follows:

	Year Ended December 31,
In thousands	2024	2023
Current
Federal	$—	$(10)
State and local	428	264
Foreign	1,214	871
Total current	$1,642	$1,125

Deferred
Federal	$(7,729)	$(1,340)
State and local	(1,446)	(216)
Foreign	(104)	82
Total deferred	$(9,279)	$(1,474)

Total income tax benefit	$(7,637)	$(349)
The U.S. and foreign components of loss before income taxes were as follows:

	Year Ended December 31,
In thousands	2024	2023
United States	$(43,860)	$(7,546)
Foreign	5,926	5,627
Total loss before income taxes	$(37,934)	$(1,919)
The provision (benefit) for income taxes is based on the various rates set by federal, foreign and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The principal reasons for the difference between the statutory rate and the annual effective rate for 2024 and 2023 were the state taxes, change in valuation allowance, federal and foreign income tax credits and the benefit of excess stock benefits on vested restricted stock, offset by flow-through partnership income from a United Kingdom affiliate.
The differences between total income tax benefit and the amount computed by applying the statutory federal income tax rate of 21% to income (loss) before income taxes were as follows:

	Year Ended December 31,
In thousands	2024	2023
Computed expected income tax benefit	$(7,966)	$(403)
Net effect of state income taxes	(1,885)	(206)
Foreign subsidiary dividend inclusions	666	507
Foreign tax rate differential	42	(257)
Change in valuation allowance	991	(562)
Return to Provision	599	706
Change in Rate	(125)	165
Credits	(346)	(543)
Adjustments to State Attributes	565	(137)
Other Adjustments, net	(178)	381
Income tax benefit	$(7,637)	$(349)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Year Ended December 31,
In thousands	2024	2023
Deferred tax assets
Deferred compensation and retirement plan	$—	$9,667
Accrued expenses not deductible until paid	173	1,177
Lease liability	6,201	6,979
Investment in foreign subsidiaries, outside basis difference	1,930	1,604
Interest Expense limitations	1,167	971
Other, net	1,979	1,320
Foreign net operating loss carryforwards	1,325	1,382
State net operating loss carryforwards	7,709	5,309
Federal net operating loss carryforwards	9,585	—
Foreign tax credit carryforwards	3,726	3,730
General Business Credit Carryovers	591	538
Total gross deferred tax assets	34,386	32,677
Less valuation allowances	(8,082)	(7,091)
Net deferred tax assets	$26,304	$25,586

Deferred tax liabilities
Property, plant and equipment	$(1,143)	$(1,485)
Deferred compensation and retirement plan	(3,394)	—
Right-of-use asset	(5,624)	(6,144)
Other, net	(966)	(689)
Total gross deferred tax liabilities	(11,127)	(8,318)
Net deferred tax assets	$15,177	$17,268
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. After considering the weight of available evidence, both positive and negative, the Company concluded that it is more-likely-than-not that it will realize the majority of its U.S. deferred tax assets. Certain foreign tax credits as well as certain state net operating loss carryovers will continue to have a valuation allowance until there is substantial evidence that enough future taxable income exists at a more likely than not level in order to utilize those deferred tax assets. The valuation allowance for deferred tax assets was $8.1 million and $7.1 million as of December 31, 2024 and 2023, respectively. The change in the valuation allowance was $1.0 million for the year ended December 31, 2024.
We or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state, federal and foreign returns, we are no longer subject to tax examinations for years prior to 2019.
There is no balance of unrecognized tax benefits as of December 31, 2024 and 2023. Any adjustments to this liability as a result of the finalization of audits or potential settlements would not be material.
We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive Income. There are no interest and penalties related to income taxes for the year ended December 31, 2024 and 2023.
For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below.

As of December 31, 2024, the Company has federal NOL carryforwards of $45.6 million. The entire amount was generated in 2024 and will be carried over indefinitely, but will generally limit the net operating deduction to the lesser of the net operating loss carryforward or 80% of a corporation's taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended).
The Company also has state NOL carryforward of $153.9 million and foreign NOL carryforwards of $4.3 million. The federal foreign tax carryforward credits of $3.7 million will expire on various dates from 2027 to 2035. General business credit carryforwards of $0.6 million will begin to expire on various dates from 2037 to 2045. Under Section 163(j) of the Internal Revenue Code, the deduction for business interest expense is limited to the sum of business interest income, 30% of adjusted taxable income, and floor plan financing interest. Any business interest expense that is disallowed due to the limitation can be carried forward indefinitely to future years. As of December 31, 2024 and 2023, the Company has disallowed business interest expense carryforwards of $3.8 million and $4.4 million, respectively.
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
Note J — Earnings Per Share
Basic income (loss) per share (“EPS”) is calculated using the income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards and stock options under our stock incentive plans.
Reconciliations of basic and diluted EPS are as follows:

	Year Ended December 31,
In thousands, except per share amounts	2024	2023
Numerator:
Net loss	$(30,297)	$(1,570)

Denominator:
Basic EPS denominator:	7,293	7,310
Diluted EPS denominator	7,293	7,310

Basic (loss) income per common share	$(4.15)	$(0.21)
Diluted (loss) income per common share	$(4.15)	$(0.21)
For the years ended December 31, 2024 and 2023, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 349,129 and 99,791 shares of anti-dilutive market price options; 20,685 and 37,653 anti-dilutive unvested shares.

Note K — Comprehensive Income (Loss)
Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2022	$(44,120)	$(4,182)	$(48,302)
Other comprehensive income, net of tax, before reclassifications	—	2,548	2,548
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,664	—	1,664
Net current period other comprehensive income (loss), net of tax	1,664	2,548	4,212
Balance at December 31, 2023	$(42,456)	$(1,634)	$(44,090)
Other comprehensive loss, net of tax, before reclassifications	—	(1,780)	(1,780)
Amounts reclassified from accumulated other comprehensive loss, net of tax	32,273	—	32,273
Net current period other comprehensive income, net of tax	32,273	(1,780)	30,493
Balance at December 31, 2024	$(10,183)	$(3,414)	$(13,597)
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
We are also subject to various claims and legal proceedings in the ordinary course of conducting our business and, from time to time, we may become involved in additional claims and lawsuits incidental to our business. We routinely assess the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses; to the extent losses are reasonably estimable. Accruals are recorded for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable.
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
Note M — Restructuring Activities
During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. Reorganization cost reductions from Project Elevate during 2024 through 2026 are estimated to be $16.0 million. We expect to incur total restructuring charges of $10.1 million through the end of 2025. For the year ended December 31, 2024 and 2023, we recorded restructuring charges of $2.4 million and $5.7 million, respectively.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Consolidated Statement of Comprehensive Income.

In thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Consulting expense	$803	$4,579
Severance	1,112	169
Facility, asset impairment and other expense
Lease impairment and termination expense	98	798
Fixed Asset disposal and impairment charges	151	63
Facility and other expenses	238	78
Total facility, asset impairment and other expense	487	939

Total	$2,402	$5,687
The following table summarizes the changes in liabilities related to restructuring activities:

	Year Ended December 31, 2024
In thousands	Consulting	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$3,574	$144	$38	$3,756
Additions	803	1,112	328	2,243
Payments and adjustment	(4,377)	(1,146)	(366)	(5,889)
Ending balance:	$—	$110	$—	$110
Note N — Segment Reporting
Harte Hanks is a leading global customer experience company. Based on the types of products and services we provide, we have organized our operations into three business segments: Marketing Services, Customer Care, and Fulfillment and logistics.
Our Marketing Services segment leverages data, insight, and experience to support clients as they engage customers through digital, traditional, and emerging channels. We partner with clients to develop strategies and tactics to identify and prioritize customer audiences in B2C and B2B transactions. Our key service offerings include strategic business, brand, marketing, and communications planning; data strategy; audience identification and prioritization; predictive modeling; creative development and execution across traditional and digital channels; website and app development; platform architecture; database build and management, marketing automation, and performance measurement, reporting and optimization.
Our Customer Care segment offers intelligently responsive contact center solutions that use real-time data to effectively interact with each customer. Customer contacts are handled through phone, e-mail, social media, text messaging, chat, and digital self-service support. We provide these services utilizing our advanced technology infrastructure, human resource management skills, and industry experience.
Our Fulfillment & Logistics segment comprises mail, product fulfillment, and logistics services. We offer a variety of product fulfillment solutions, including printing on demand, managing product recalls, and distributing literature and promotional products to support B2B trade, driving marketing campaigns, and improving customer experience. We are also a third-party logistics and freight optimization provider in the United States.
There are three principal financial measures reported to our Interim COO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income and operating income plus depreciation and amortization (“EBITDA”). Operating income for segment reporting, disclosed below, is revenues less operating costs and allocated corporate expenses. Segment operating expenses are generally directly attributed to our segments and include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expense are not allocated to the segments. The Company does not allocate assets to our reportable segments for internal reporting purposes, nor does our Interim COO evaluate operating segments using discrete asset information. The accounting policies of the segments are consistent with those described in Note B, Significant Accounting Policies.
SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with U.S. GAAP or as a measure of the Company’s profitability.
In the first quarter of 2024, the Sales Service segment was separated from Customer Care into its own operating segment for interim reporting. Changes in the operations of Sales Service during the fourth quarter caused management to combine this segment with Marketing Services segment for better alignment of our business strategy.
We adopted ASU 2023-07 beginning with our 2024 annual reporting,and now disclose segment labor expenses separate from other segment operating expenses. We recast 2023 for the effects of ASU 2023-07 and change in the composition of our reportable segments as described above.
The following table presents financial information by segment year ended December 31, 2024:

(In thousands)	Marketing Services	Customer Care	Fulfillment & Logistics	Restructuring	Unallocated Corporate	Total

Operating revenue	$50,332	$52,918	$81,992	$—	$—	$185,242
Segment labor expense	26,440	34,175	20,263	—	12,891	93,769
Other segment operating expense	11,468	6,260	52,770	—	8,927	79,425
Restructuring expense	—	—	—	2,402	—	2,402
Contribution margin	$12,424	$12,483	$8,959	$(2,402)	$(21,818)	$9,646
Overhead Allocation	4,074	2,355	3,198	—	(9,627)	—
Goodwill and intangible assets impairment charges	3,168	—	—	—	—	3,168
EBITDA (unaudited)	$5,182	$10,128	$5,761	$(2,402)	$(12,191)	$6,478
Depreciation and amortization expense	1,459	207	1,256	—	1,463	4,385
Operating income (loss)	$3,723	$9,921	$4,505	$(2,402)	$(13,654)	$2,093
The following table presents financial information by segment year ended December 31, 2023:

(In thousands)	Marketing Services	Customer Care	Fulfillment & Logistics	Restructuring	Unallocated Corporate	Total

Operating revenue	$52,910	$53,620	$84,962	$—	$—	$191,492
Segment labor expense	30,938	35,345	19,418	—	12,267	97,968
Other segment operating expense	12,351	6,013	53,797	—	8,080	80,241
Restructuring expense	—	—	—	5,687	—	5,687
Contribution margin	$9,621	$12,262	$11,747	$(5,687)	$(20,347)	$7,596
Overhead allocation	2,984	2,774	2,891	—	(8,649)	—
EBITDA (unaudited)	$6,637	$9,488	$8,856	$(5,687)	$(11,698)	$7,596
Depreciation and amortization expense	1,093	500	1,142	—	1,502	4,237
Operating income (loss)	$5,544	$8,988	$7,714	$(5,687)	$(13,200)	$3,359