Form 10-Q
period 2025-03-31
HARTE HANKS INC
filed 2025-05-15
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of April 30, 2025 was 7,364,430 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended March 31, 2025

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

In thousands, except shares and per share amounts	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$8,982	$9,934
Accounts receivable (less allowance of $102 and $50 at March 31, 2025 and December 31, 2024, respectively)	29,585	31,648
Contract assets and unbilled accounts receivable	10,775	8,215
Prepaid expenses	2,139	1,511
Prepaid income taxes and income tax receivable	938	938
Other current assets	1,297	1,368
Total current assets	53,716	53,614
Property, plant and equipment (less accumulated depreciation of $38,716 and $37,635, respectively)	8,532	8,956
Right-of-use assets	21,730	22,460
Other assets
Intangible assets, net	514	563
Goodwill	295	295
Deferred tax assets, net	15,142	15,177
Other long-term assets	656	717
Total other assets	16,607	16,752
Total assets	$100,585	$101,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,972	$21,832
Accrued payroll and related expenses	3,569	3,210
Deferred revenue and customer advances	2,482	1,589
Customer postage and program deposits	1,642	1,625
Other current liabilities	2,529	3,145
Current portion of lease liabilities	3,895	3,736
Total current liabilities	36,089	35,137
Pension liabilities - Qualified plans	5,035	5,445
Pension liabilities - Nonqualified plan	16,885	17,103
Long-term lease liabilities, net of current portion	19,878	20,860
Other long-term liabilities	1,277	1,548
Total liabilities	79,164	80,093
Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized;12,221,484 shares issued, 7,364,430 and 7,357,450 shares outstanding at March 31, 2025 and December 31, 2024, respectively	12,221	12,221
Additional paid-in capital	121,792	124,194
Retained earnings	814,231	814,623
Less treasury stock, 4,857,054 and 4,864,034 shares at March 31, 2025 and December 31, 2024, respectively, at cost	(913,427)	(915,752)
Accumulated other comprehensive loss	(13,396)	(13,597)
Total stockholders’ equity	21,421	21,689
Total liabilities and stockholders’ equity	$100,585	$101,782
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2025	2024
Revenue	$41,561	$45,448
Operating expenses
Labor	19,799	23,485
Production and distribution	14,057	13,750
Advertising, selling, general and administrative	5,844	5,939
Restructuring expenses	838	853
Depreciation and amortization expense	1,063	1,046
Total operating expenses	41,601	45,073
Operating (loss) income	(40)	375

Other expenses, net
Interest expense, net	53	11
Other expense, net	514	606
Total other expense, net	567	617
Loss before income taxes	(607)	(242)
Income tax benefit	(215)	(71)
Net loss	(392)	(171)

Loss per common share
Basic and diluted	$(0.05)	$(0.02)

Weighted average shares used to compute loss per share
Basic and diluted	7,360	7,236

Comprehensive loss, net of tax:
Net loss	$(392)	$(171)

Adjustment to pension liability, net	165	344
Foreign currency translation adjustment	36	(533)
Total other comprehensive income (loss), net of tax	$201	$(189)

Comprehensive loss	$(191)	$(360)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Three Months ended March 31, 2025
In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	$12,221	$124,194	$814,623	$(915,752)	$(13,597)	$21,689
Stock-based compensation	—	(49)	—	—	—	(49)
Vesting of RSUs	—	(2,353)	—	2,325	—	(28)
Net loss	—	—	(392)	—	—	(392)
Other comprehensive income	—	—	—	—	201	201
Balance at March 31, 2025	$12,221	$121,792	$814,231	$(913,427)	$(13,396)	$21,421

	Three Months ended March 31, 2024
In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2023	$12,221	$157,889	$844,920	$(951,083)	$(44,090)	$19,857
Stock-based compensation	—	552	—	—	—	552
Vesting of RSUs	—	(5,264)	—	5,177	—	(87)
Net loss	—	—	(171)	—	—	(171)
Other comprehensive income	—	—	—	—	(189)	(189)
Balance at March 31, 2024	$12,221	$153,177	$844,749	$(945,906)	$(44,279)	$19,962

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In thousands	2025	2024
Cash Flows from Operating Activities
Net Loss	$(392)	$(171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,063	1,046
Stock-based compensation	(49)	552
Net pension (payment) cost	(491)	52
Deferred income taxes	(36)	(161)
Changes in assets and liabilities:
Accounts receivable and contract assets	(497)	1,192
Prepaid expenses, income tax receivable and other current assets	(460)	(267)
Accounts payable and accrued expenses	(175)	(7,025)
Deferred revenue and customer advances	893	518
Customer postage and program deposits	17	(212)
Other accrued expenses and liabilities	(691)	(1,216)
Net cash used in operating activities	(818)	(5,692)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(105)	(526)
Proceeds from sale of property, plant and equipment	2	1
Net cash used in investing activities	(103)	(525)

Cash Flows from Financing Activities
Debt financing costs	—	(45)
Payment of finance leases	(40)	(17)
Treasury stock activities	(28)	(87)
Net cash used in financing activities	(68)	(149)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	37	(534)

Net decrease in cash and cash equivalents and restricted cash	(952)	(6,900)
Cash and cash equivalents and restricted cash at beginning of period	9,934	18,864
Cash and cash equivalents and restricted cash at end of period(1)	$8,982	$11,964

Supplemental disclosures
Cash paid (received) for interest	$37	$(36)
Cash paid for income taxes, net	$196	$167
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$819	$942

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$8,982	$11,464
Cash held in Escrow account included in other assets	—	500
Cash and cash equivalents and restricted cash at end of period	$8,982	$11,964
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
Segment Reporting
The Company operates three reportable segments: Marketing Services; Customer Care; and Fulfillment & Logistics Services. Our Interim Chief Operating Officer (“Interim COO”) is considered to be our chief operating decision maker (CODM). Our Interim COO reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance by using the three financial measures: revenue, operating income and operating income plus depreciation and amortization (EBITDA).
Accounting Principles
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”).
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
Use of Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from those estimates due to uncertainties. Such estimates include, but are not limited to, estimates related to revenue recognition; income taxes; goodwill and intangible assets impairment. On an ongoing basis, management reviews its estimates and assumptions based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.
Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive Loss
The “Labor” line in the Condensed Consolidated Statements of Comprehensive Loss includes all employee payroll and benefits costs, including stock-based compensation and temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include any labor, depreciation, or amortization expense. Certain labor costs are included in restructuring expense, please see Note M - Restructuring Activities for details.

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

Note B - Recent Accounting Pronouncements
Recent Accounting Guidance Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the fiscal year ending after December 15, 2025. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires entities to disclose the disaggregated information for specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within the relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of what constitutes selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. Upon adoption, this ASU will likely require additional disclosures to be included in our consolidated financial statements. We are currently evaluating the provisions of this ASU.
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
Disaggregation of Revenue
We disaggregate revenue by three key revenue streams which are aligned with our reportable segments. The nature of the services offered by each key revenue stream is different. The following table summarizes revenue from contracts with customers for the three months ended March 31, 2025 and 2024 from our three business segments.

	Three Months Ended March 31,
In thousands	2025	2024
Marketing Services	$8,782	$13,583
Customer Care	13,001	12,442
Fulfillment & Logistics	19,778	19,423
Total	$41,561	$45,448
During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $0.7 million and $3.9 million from performance obligations satisfied at a point in time. The remaining revenue recognized in both 2025 and 2024 was recognized over time. Our contracts with customers may consist of multiple performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine SSP based on the price at which the performance obligation is sold separately. Although uncommon, if the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Further discussion of other performance obligations in each of our major revenue streams follows:
Marketing Services
Our Marketing Services segment delivers strategic planning, data strategy, performance analytics, creative development and execution, technology enablement, marketing automation, and database management. We create relevancy by leveraging data, insight, and our extensive experience in leading clients as they engage their customers through digital, traditional, and emerging channels. The customer can choose other services to supplement and support their own in-house sales team. These services may range from leveraging data for lead generation, and outsourcing the design and testing of sales play, to full hiring and managing of a dedicated internal sales team. With these services, we help clients build deep customer relationships, create connected customer experiences, and optimize each and every customer touch point in order to deliver desired business outcomes.
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
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of March 31, 2025, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.
Contract Balances
We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of a final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue.
The following table summarizes our contract balances as of March 31, 2025 and December 31, 2024:

In thousands	March 31, 2025	December 31, 2024
Unbilled accounts receivable	$10,481	$7,851
Contract assets	294	364
Deferred revenue and customer advances	2,482	1,589
Deferred revenue, included in other long-term liabilities	132	182
Revenue recognized during the three months ended March 31, 2025 from amounts included in deferred revenue as of December 31, 2024 was approximately $0.8 million. Revenue recognized during the three months ended March 31, 2024 from amounts included in deferred revenue as of December 31, 2023 was approximately $3.0 million.
Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $0.2 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively. They are included in other current assets and other assets on our balance sheet. For the periods presented, no impairment was recognized.
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

As of March 31, 2025, assets recorded under finance and operating leases were approximately $0.7 million and $21.0 million, respectively, and accumulated amortization associated with finance leases was $0.2 million. As of December 31, 2024, assets recorded under finance and operating leases were approximately $0.8 million and $21.7 million, respectively, and accumulated amortization associated with finance leases was $0.1 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
There was no impairment of leases during the three months ended March 31, 2025 and 2024.
The following table presents supplemental balance sheet information related to our financing and operating leases:

	As of March 31, 2025
In thousands	Operating Leases	Finance Leases	Total
Right-of-use Assets	$20,993	$737	$21,730

Liabilities
Short-term lease liabilities	3,735	160	3,895
Long-term lease liabilities	19,294	584	19,878
Total Lease Liabilities	$23,029	$744	$23,773

	As of December 31, 2024
In thousands	Operating Leases	Finance Leases	Total
Right-of-use Assets	$21,678	$782	$22,460

Liabilities:
Short-term lease liabilities	3,578	158	3,736
Long-term lease liabilities	20,235	625	20,860
Total Lease Liabilities	$23,813	$783	$24,596
For the three months ended March 31, 2025 and 2024, the components of lease expense were as follows:

	Three Months Ended March 31,
In thousands	2025	2024
Operating lease cost	$1,265	$1,349

Finance lease cost:
Amortization of right-of-use assets	45	7
Interest on lease liabilities	15	1
Total Finance lease cost	60	8
Variable lease cost	407	447
Sublease income	—	(158)
Total lease cost, net	$1,732	$1,646

Other information related to leases was as follows:

	Three Months Ended March 31,
In thousands	2025	2024
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,447	$2,821
Operating cash flows from finance leases	14	1
Financing cash flows from finance leases	40	17

Weighted Average Remaining Lease term
Operating leases	6.2	6.8
Finance leases	4.3	3.8

Weighted Average Discount Rate
Operating leases	5.75%	5.68%
Finance leases	7.77%	8.06%
The maturities of the Company’s finance and operating lease liabilities as of March 31, 2025 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
Remainder of 2025	$3,804	$156
2026	4,147	206
2027	4,135	206
2028	4,094	206
2029	4,133	99
2030 and beyond	7,264	—
Total future minimum lease payments	27,577	873
Less: imputed interest	4,548	129
Total lease liabilities	$23,029	$744

Note E - Share Repurchase Program
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. In the three months ended March 31, 2025 and 2024, we didn't repurchase any shares of common stock.
Note F — Credit Facility
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

The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 6.67% as of March 31, 2025. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025. As of March 31, 2025 and December 31, 2024, we had letters of credit outstanding in the amount of $1.0 million and $1.0 million, respectively. No amounts were drawn against these letters of credit at March 31, 2025. These letters of credit exist to support insurance programs relating to worker’s compensation and general liability. Unused commitment balances accrue fees at a rate of 0.25%.
As of March 31, 2025 and December 31, 2024, we had the ability to borrow $24.0 million and $24.0 million, respectively, under the New Credit Facility.
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
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Loss. We recognized a $49.0 thousand benefit and $0.6 million expense related to stock-based compensation calculations during the three months ended March 31, 2025 and 2024, respectively.
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
At the end of 2020, the Board of Directors of the Company approved the division of the Qualified Pension Plan into two distinct plans, “Qualified Pension Plan I” and “Qualified Pension Plan II.” The assets and liabilities of the Qualified Pension Plan that were attributable to certain participants in Qualified Pension Plan II were spun off and transferred into Qualified Pension Plan II effective as of the end of December 31, 2020, in accordance with Internal Revenue Code section 414(I) and ERISA Section 4044. In 2024, Qualified Pension Plan I was terminated with the transfer of our obligations pursuant to this pension plan to a third-party provider.
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
Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2025	2024
Interest cost	$702	$1,772
Expected return on plan assets	(470)	(1,554)
Recognized actuarial loss	137	630
Net periodic benefit cost	$369	$848

Based on current estimates, we will be required to make a $2.2 million contribution to the qualified Pension Plan II in 2025. We made $0.4 million of such $2.2 million aggregate contribution in the three months ended March 31, 2025.
We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2025 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.5 million and $0.5 million in the three months ended March 31, 2025 and 2024, respectively.
Note I - Income Taxes
The income tax benefit was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The provision for income taxes resulted in an effective income tax rate of 35.4% for the three months ended March 31, 2025 and 29.3% for the three months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 and 2024 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
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
We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Income (Loss). We did not have a significant amount of interest or penalties accrued at March 31, 2025 or December 31, 2024.
Note J - Loss Per Share
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
Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2025	2024
Numerator:
Net loss attributable to common stockholders	$(392)	$(171)

Denominator:
Basic and diluted EPS denominator: weighted-average common shares outstanding	7,360	7,236

Basic and diluted loss per Common Share	$(0.05)	$(0.02)
For the three months ended March 31, 2025 and 2024, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 315,112 and 312,723 shares of anti-dilutive market price options; 42,084 and 43,780 of anti-dilutive unvested restricted shares.

Note K — Comprehensive Income (Loss)
Comprehensive Income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2024	$(10,183)	$(3,414)	$(13,597)
Other comprehensive income, net of tax, before reclassifications	—	36	36
Amounts reclassified from accumulated other comprehensive loss, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	165	—	165
Net current period other comprehensive income, net of tax	165	36	201
Balance at March 31, 2025	$(10,018)	$(3,378)	$(13,396)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2023	$(42,456)	$(1,634)	$(44,090)
Other comprehensive income, net of tax, before reclassifications	—	(533)	(533)
Amounts reclassified from accumulated other comprehensive loss, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	344	—	344
Net current period other comprehensive income, net of tax	344	(533)	(189)
Balance at March 31, 2024	$(42,112)	$(2,167)	$(44,279)
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

Note M — Restructuring Activities
During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. Reorganization cost reductions from Project Elevate during 2025 through 2027 are estimated to be $16.0 million. For the twelve months ended December 31, 2024, we recorded restructuring charges of $2.4 million. We expect to incur total restructuring charges of $10.1 million through the end of 2025.
For the three months ended March 31, 2025, we recorded restructuring charges of $0.8 million.
The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive Income (Loss).

	Three Months Ended March 31,
In thousands	2025	2024
Consulting and employee expense	$47	$95
Severance	692	747
Facility and other expenses	99	11
Total	$838	$853
The following table summarizes the changes in liabilities related to restructuring activities:

	Three months ended March 31, 2025
In thousands	Consulting and Employee	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$110	$—	$110
Additions	47	692	99	838
Payments and adjustment	(47)	(190)	(99)	(336)
Ending balance:	$—	$612	$—	$612
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

Our Fulfillment & Logistics segment consists of mail, product fulfillment, and logistics services. We offer a variety of product fulfillment solutions, including printing on demand, managing product recalls, and distributing literature and promotional products to support B2B trade, driving marketing campaigns, and improving customer experience. We are also a third-party logistics and freight optimization provider in the United States.
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
In the first quarter of 2024, the Sales Service segment was separated from Customer Care into its own operating segment for interim reporting. Changes in the operations of Sales Service during the fourth quarter of 2024 caused management to combine this segment with Marketing Services segment for better alignment with our business strategy.
We adopted ASU 2023-07 beginning with our 2024 annual reporting, and now disclose segment labor expenses separate from other segment operating expenses. We recast our 2024 financial statements for the effects of ASU 2023-07 and the change in the composition of our reportable segments as described above.
The following table presents financial information by segment for the three months ended March 31, 2025:

In thousands	Marketing Services	Customer Care	Fulfillment & Logistics	Restructuring Expense	Unallocated Corporate	Total
Revenue	$8,782	$13,001	$19,778	$—	$—	$41,561
Segment labor expense	4,487	8,016	4,562	—	2,734	19,799
Other segment operating expense	2,511	2,100	12,644	—	2,646	19,901
Restructuring expense	—	—	—	838	—	838
Contribution margin (loss)	$1,784	$2,885	$2,572	$(838)	$(5,380)	$1,023
Overhead allocation	711	826	882	—	(2,419)	—
EBITDA	$1,073	$2,059	$1,690	$(838)	$(2,961)	$1,023
Depreciation and amortization	217	51	501	—	294	1,063
Operating income (loss)	$856	$2,008	$1,189	$(838)	$(3,255)	$(40)

The following table presents financial information by segment for the three months ended March 31, 2024:

In thousands	Marketing Services	Customer Care	Fulfillment & Logistics	Restructuring Expense	Unallocated Corporate	Total
Revenue	$13,583	$12,442	$19,423	$—	$—	$45,448
Segment labor expense	7,274	8,099	4,500	—	3,612	23,485
Other segment operating expense	3,215	1,308	12,543	—	2,623	19,689
Restructuring expense	—	—	—	853	—	853
Contribution margin (loss)	$3,094	$3,035	$2,380	$(853)	$(6,235)	$1,421
Overhead allocation	1,000	582	801	—	(2,383)	—
EBITDA	$2,094	$2,453	$1,579	$(853)	$(3,852)	$1,421
Depreciation and amortization	372	62	248	—	364	1,046
Operating income (loss)	$1,722	$2,391	$1,331	$(853)	$(4,216)	$375
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
These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. A discussion of some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”), “Part II - Item 1A. Risk Factors” in this Quarterly Report, and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

Overview
The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, including any material changes in the Company’s financial condition and results of operations since December 31, 2024, and as compared with the three months ended March 31, 2024. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2024 10-K. Our 2024 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.
Harte Hanks, Inc. is a leading global customer experience company operating in three reportable segments: Marketing Services, Customer Care, and Fulfillment & Logistics Services. Our mission is to partner with clients to provide them with a robust customer-experience, or CX, strategy, data-driven analytics and actionable insights combined with seamless program execution to better understand, attract, and engage their customers. Our services include strategic planning, data strategy, performance analytics, creative development and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.
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
Management closely monitors inflation and wage pressure in the market and their potential impact on our business. In recent periods, the U.S. government has imposed tariffs on certain goods imported from countries including China. While tariffs will not have a direct impact on our business, they could negatively impact to our customers and increase inflation. Any adverse economic impact on our clients, could in turn, negatively impact our business.
Recent Developments
Project Elevate
Our management team continuously reviews and adjusts our cost structure and operating footprint to optimize our operations, and invest in improved technology. During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. We estimate reorganization savings from Project Elevate executed from 2024 to 2026 will be approximately $16 million.
For the three months ended March 31, 2025, we recorded restructuring charges of $0.8 million. For the year ended December 31, 2024, we incurred total restructuring charges of $2.4 million.
Changes in Segment Reporting
Starting in the fourth quarter of 2024, to improve our strategic posture in terms of go-to-market approach and cost structure, we merged the Sales Services business into the Marketing Services segment. The segment information for 2024 presented below was realigned to reflect such changes.

Results of Operations
Operating results were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2025	% Change	2024
Revenue	$41,561	-8.6%	$45,448
Operating expenses	41,601	-7.7%	45,073
Operating (loss) income	$(40)	-110.7%	$375
Operating margin	(0.1%)	-111.7%	0.8%
Other expense, net	567	-8.1%	617
Income tax benefit	(215)	202.8%	(71)
Net loss	$(392)	129.2%	$(171)

Diluted EPS	$(0.05)	125.4%	$(0.02)
Consolidated Results
Three months ended March 31, 2025 vs. Three months ended March 31, 2024
Revenues
Revenues of $41.6 million decreased $3.9 million, or 8.6%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Revenue in our Marketing Services segment decreased $4.8 million, or 35.3%, to $8.8 million. Revenue in our Fulfillment & Logistics Services segment increased $0.4 million, or 1.8% , to $19.8 million, and revenue in our Customer Care segment increased $0.6 million, or 4.5%, to $13.0 million.
Operating Expenses
Operating expenses were $41.6 million in the three months ended March 31, 2025, a decrease of $3.5 million, or 7.7%, compared to $45.1 million in the three months ended March 31, 2024.
Labor expense decreased $3.7 million, or 15.7%, primarily due to the reduction in workforce in our Marketing Services segment as well as reductions in our corporate support and management functions.
Production and Distribution expenses increased $0.3 million, or 2.2%, primarily due to higher brokered or pass through costs.
Advertising, Selling, General and Administrative expenses decreased $0.1 million, or 1.6%, primarily due to lower selling expenses.
Restructuring expense was $0.8 million in the three months ended March 31, 2025, which is comparable to the prior year quarter of $0.9 million .
The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Transportation rates have increased over the last few years due to demand and supply fluctuations within the transportation industry. Future changes in transportation expenses will continue to impact our total production costs and total operating expenses, and in turn our margins. Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.
Other expense, net
Other expense, net, for the three months ended March 31, 2025 was $0.5 million compared to $0.6 million, in the prior year quarter . The $0.1 million decrease in other expense, net was mainly associated with changes in foreign currency gain and loss account.

Income Taxes
The income tax benefit of $0.2 million in the first quarter of 2025 represents an increase in income tax benefit of $0.1 million when compared to the first quarter of 2024. Our effective tax rate was 35.4% for the first quarter of 2025, a increase of 6.1% from the effective tax rate of 29.3% for the first quarter of 2024. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the U.S. state income taxes and income earned in foreign jurisdictions.
Segment Results
The following is a discussion and analysis of the results of our reportable segments for the three months ended March 31, 2025 and 2024. There are three principal financial measures reported to our Interim COO (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income and operating income plus depreciation and amortization (“EBITDA”). For additional information, see Note N, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.
Marketing Services:

	Three Months Ended March 31,
In thousands	2025	% Change	2024
Revenue	$8,782	(35.3)%	$13,583
EBITDA	1,073	(48.8)%	2,094
Operating income	856	(50.3)%	1,722
Operating income % of revenue	9.7%		12.7%
Marketing Services segment revenue decreased $4.8 million, or 35.3%, due to the loss of customers and reduced demand from existing customers. Operating income for the three months ended March 31, 2025 decreased $0.9 million from the prior year quarter due to the reduced revenue.
Customer Care:

	Three Months Ended March 31,
In thousands	2025	% Change	2024
Revenue	$13,001	4.5%	$12,442
EBITDA	2,059	(16.1)%	2,453
Operating income	2,008	(16.0)%	2,391
Operating income % of revenue	15.4%		19.2%
Customer Care segment revenue increased $0.6 million, or 4.5%, primarily due to increased volume from new customers. Operating Income was $2.0 million for the three months ended March 31, 2025, compared to operating income of $2.4 million for the three months ended March 31, 2024. The $0.4 million decrease was due to the an increase in software license and technology fees.
Fulfillment & Logistics Services:

	Three Months Ended March 31,
In thousands	2025	% Change	2024
Revenue	$19,778	1.8%	$19,423
EBITDA	1,690	7.0%	1,579
Operating income	1,189	(10.7)%	1,331
Operating income % of revenue	6.0%		6.9%
Fulfillment & Logistics Services segment revenue increased by $0.4 million, primarily due to the higher volume from existing customers. Operating income decreased by $0.1 million, primarily due to increased depreciation expenses associated with new equipment added since last year.

Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $9.0 million and $9.9 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, we had the ability to borrow an additional 24.0 million under our Credit Facility.
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
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $0.8 million, compared to net cash used in operating activities of $5.7 million for the three months ended March 31, 2024. The $4.9 million year-over-year decrease in cash used in operating activities was primarily due to the $6.9 million changes in accounts payable and accrued expenses balances, and $1.7 million change in accounts receivable and contract assets balances.
Investing Activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2025, compared to $0.5 million used in the same period in 2024. The decrease was primarily due to less cash used to purchase property, plant and equipment.
Financing Activities
Net cash used in financing activities was $0.1 million for the three months ended March 31, 2025, which is comparable to $0.1 million of net cash used in the three months ended March 31, 2024.
Foreign Holdings of Cash
Consolidated foreign holdings of cash as of March 31, 2025 and December 31, 2024 were $2.2 million and $1.5 million, respectively.
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
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The latest rate was 6.67% as of March 31, 2025. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025.

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
As of March 31, 2025 and December 31, 2024, we had no borrowings outstanding under the Credit Facility. At each of March 31, 2025 and December 31, 2024, we had letters of credit outstanding in the amount of $1.0 million and $1.0 million, respectively. No amounts were drawn against these letters of credit at March 31, 2025 and December 31, 2024. These letters of credit exist to support insurance programs relating to workers’ compensation and general liability as well as lease obligations. We had no other off-balance sheet financing activities at March 31, 2025 and December 31, 2024.
As of March 31, 2025, we had the ability to borrow $24.0 million under the Credit Facility.
Dividends
We did not pay any dividends in the three months ended March 31, 2025 and 2024.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. We didn't repurchase any stock during the three months ended March 31, 2025 and 2024.
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
Critical and Recent Accounting Policies
Critical accounting estimates are defined as those that, in our judgment, are most important to the portrayal of our Company’s financial condition and results of operations and which require complex or subjective judgments or estimates. Actual results could differ materially from those estimates under different assumptions and conditions. Refer to the 2024 10-K for a discussion of our critical accounting estimates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Chief Operating Officer ("Interim COO") and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
Our management, including our Interim COO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Interim COO and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1a. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2024 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors previously disclosed in the 2024 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarter ended March 31, 2025.
The following table provides information with respect to purchases by the Company of shares of our Common Stock during the quarter ended March 31, 2025:

Period	Total Number of Shares (or units) Purchased	Average Price per Share (or unit)	Total number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate dollar value of shares that may yet be purchased under the program(1)
				in thousands
January 1, 2025 to January 31, 2025	—	$—	—	$4,131
February 1, 2025 to February 28, 2025	—	$—	—	4,131
March 1, 2025 to March 31, 2025	—	$—	—	4,131
	—		—	$4,131
(1)During the first quarter of 2025, we did not purchase any shares of our common stock through our stock repurchase program that was first implemented and publicly announced on May 2, 2023. To maximize shareholder value, our Board has authorized us to spend up to $6.5 million to repurchase shares of our outstanding common stock under this program. As of March 31, 2025, we have remaining authority of $4.1 million to repurchase shares remaining under the program.
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

HARTE HANKS, INC.

May 15, 2025	/s/ David Fisher
Date	David Fisher
Interim Chief Operating Officer

May 15, 2025	/s/ David Garrison
Date	David Garrison
Chief Financial Officer