Form 10-Q
period 2025-06-30
HARTE HANKS INC
filed 2025-08-08
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of July 31, 2025 was 7,414,794 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended June 30, 2025

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

In thousands, except shares and per share amounts	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$4,757	$9,934
Accounts receivable (less allowance for doubtful accounts of $95 and $50 at June 30, 2025 and December 31, 2024, respectively)	34,418	31,648
Contract assets and unbilled accounts receivable	6,214	8,215
Prepaid expenses	2,719	1,511
Prepaid income taxes and income tax receivable	938	938
Other current assets	951	1,368
Total current assets	49,997	53,614
Property, plant and equipment (less accumulated depreciation of $39,840 and $37,635, respectively)	7,953	8,956
Right-of-use assets	20,665	22,460
Other assets
Intangible assets, net	466	563
Goodwill	295	295
Deferred tax assets, net	15,126	15,177
Other long-term assets	513	717
Total other assets	16,400	16,752
Total assets	$95,015	$101,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,610	$21,832
Accrued payroll and related expenses	3,726	3,210
Deferred revenue and customer advances	1,811	1,589
Customer postage and program deposits	1,441	1,625
Other current liabilities	1,910	3,145
Current portion of lease liabilities	3,721	3,736
Total current liabilities	31,219	35,137
Pension liabilities - Qualified plans	4,590	5,445
Pension liabilities - Nonqualified plan	16,682	17,103
Long-term lease liabilities, net of current portion	19,004	20,860
Other long-term liabilities	1,280	1,548
Total liabilities	72,775	80,093
Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized; 12,221,484 shares issued, 7,406,421 and 7,357,450 shares outstanding at June 30, 2025 and December 31, 2024, respectively	12,221	12,221
Additional paid-in capital	111,844	124,194
Retained earnings	813,896	814,623
Less treasury stock, 4,815,063 shares at cost at June 30, 2025 and 4,864,034 shares at cost at December 31, 2024	(902,442)	(915,752)
Accumulated other comprehensive loss	(13,279)	(13,597)
Total stockholders’ equity	22,240	21,689
Total liabilities and stockholders’ equity	$95,015	$101,782
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2025	2024	2025	2024
Revenue	$38,631	$45,035	$80,192	$90,483
Operating expenses
Labor	19,445	22,682	39,244	46,167
Production and distribution	12,400	13,679	26,457	27,429
Advertising, selling, general and administrative	5,538	5,852	11,382	11,791
Restructuring expenses	149	427	987	1,280
Depreciation and amortization expense	1,065	1,022	2,128	2,068
Total operating expenses	38,597	43,662	80,198	88,735
Operating income (loss)	34	1,373	(6)	1,748

Other expenses, net
Interest expense, net	61	39	114	50
Pension plan termination charges	—	38,217	—	38,217
Other expenses (income), net	386	(45)	900	561
Total other expenses, net	447	38,211	1,014	38,828
Loss before income taxes	(413)	(36,838)	(1,020)	(37,080)
Income tax benefit	(78)	(9,004)	(293)	(9,075)
Net loss	(335)	(27,834)	(727)	(28,005)

Loss per common share
Basic and diluted	$(0.05)	$(3.84)	$(0.10)	$(3.86)

Weighted average shares used to compute loss per share
Basic and diluted	7,382	7,257	7,371	7,246

Comprehensive loss, net of tax:
Net loss	$(335)	$(27,834)	$(727)	$(28,005)

Adjustment to pension liability, net	44	29,179	209	29,524
Foreign currency translation adjustment	73	(1,403)	109	(1,937)
Total other comprehensive income, net of tax	$117	$27,776	$318	$27,587

Comprehensive loss	$(218)	$(58)	$(409)	$(418)
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	$12,221	$124,194	$814,623	$(915,752)	$(13,597)	$21,689
Stock-based compensation	—	(49)	—	—	—	(49)
Vesting of RSUs	—	(2,353)	—	2,325	—	(28)
Net loss	—	—	(392)	—	—	(392)
Other comprehensive income	—	—	—	—	201	201
Balance at March 31, 2025	$12,221	$121,792	$814,231	$(913,427)	$(13,396)	$21,421
Stock-based compensation	—	220	—	—	—	220
Vesting of RSUs	—	(11,006)	—	10,985	—	(21)
Recovery of short swing profits, net of tax	—	838	—	—	—	838
Net loss	—	—	(335)	—	—	(335)
Other comprehensive income	—	—	—	—	117	117
Balance at June 30, 2025	$12,221	$111,844	$813,896	$(902,442)	$(13,279)	$22,240

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	$12,221	$157,889	$844,920	$(951,083)	$(44,090)	$19,857
Stock-based compensation	—	552	—	—	—	552
Vesting of RSUs	—	(5,264)	—	5,177	—	(87)
Net loss	—	—	(171)	—	—	(171)
Other comprehensive loss	—	—	—	—	(189)	(189)
Balance at March 31, 2024	$12,221	$153,177	$844,749	$(945,906)	$(44,279)	$19,962
Stock-based compensation	—	734	—	—	—	734
Vesting of RSUs	—	(8,208)	—	8,178	—	(30)
Net loss	—	—	(27,834)	—	—	(27,834)
Other comprehensive income	—	—	—	—	27,776	27,776
Balance at June 30, 2024	$12,221	$145,703	$816,915	$(937,728)	$(16,503)	$20,608

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In thousands	2025		2024
Cash Flows from Operating Activities
Net loss	(727)		$(28,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,128		2,068
Stock-based compensation	171		1,286
Net pension (payment) cost	(1,079)	(1)	31,947
Deferred income taxes	(51)		(10,219)
Changes in assets and liabilities:
Accounts receivable and contract assets	(769)		3,565
Prepaid expenses, income tax receivable and other current assets	(536)		(237)
Accounts payable and accrued expenses	(3,623)		(2,969)
Deferred revenue and customer advances	222		289
Customer postage and program deposits	(184)		(497)
Other accrued expenses and liabilities	(1,220)		(1,312)
Net cash used in operating activities	(5,668)		(4,084)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(328)		(1,208)
Proceeds from sale of property, plant and equipment	—		1
Net cash used in investing activities	(328)		(1,207)

Cash Flows from Financing Activities
Payment of finance leases	(79)		(45)
Recovery of short-swing profit from stockholders	838		—
Treasury stock activities	(49)		(117)
Net cash provided by (used in) financing activities	710		(162)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	109		(1,937)

Net decrease in cash and cash equivalents and restricted cash	(5,177)		(7,390)
Cash and cash equivalents and restricted cash at beginning of period	9,934		18,864
Cash and cash equivalents and restricted cash at end of period	$4,757	(2)	$11,474

Supplemental disclosures
Cash paid for (received) interest	$82		$(45)
Cash paid for income taxes, net	$1,186		$888
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$647		$1,254

(1) This amount is comprised of the below balances:
Pension Plan I termination payments and charges	$—		31,879
Normal pension plan activities	(1,079)		$68
Net Pension cost, net	$(1,079)		$31,947
(2) This amount is comprised of the below balances:
Cash and cash equivalents	$4,757		$10,974
Cash held in Escrow account included in other assets	—		500
Cash and cash equivalents at end of period	$4,757		$11,474
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
Segment Reporting
The Company operates three reportable segments: Marketing Services; Customer Care; and Fulfillment & Logistics Services. Our President is considered to be our chief operating decision maker (CODM). Our President reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance by using the three financial measures: revenue, operating income and operating income plus depreciation and amortization (EBITDA).
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

Note B - Recent Accounting Pronouncements
Recent Accounting Guidance Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the Company beginning with the upcoming fiscal year ending December 31, 2025. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to provide a practical expedient (for all entities) relating to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that this ASU will have on our consolidated financial statements.
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
Disaggregation of Revenue
We disaggregate revenue by three key revenue streams which are aligned with our reportable segments. The nature of the services offered by each key revenue stream is different. The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2025 and 2024 by our three reportable segments:

	Three months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
Marketing Services	$8,662	$12,152	$17,443	$25,735
Customer Care	11,845	12,384	24,847	24,826
Fulfillment & Logistics Services	18,124	20,499	37,902	39,922
Total Revenues	$38,631	$45,035	$80,192	$90,483
During the three and six months ended June 30, 2025 and 2024, the Company recognized revenue of $1.0 million and $1.7 million, and $4.9 million and $9.9 million, respectively, from performance obligations satisfied at a point in time. The remaining revenue recognized in both 2025 and 2024 was recognized over time. Our contracts with customers may consist of multiple performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine SSP based on the price at which the performance obligation is sold separately. Although uncommon, if the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Further discussion of other performance obligations in each of our major revenue streams follows:
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
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of June 30, 2025, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.
Contract Balances
We record a receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or the delivery of a final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue.
The following table summarizes our contract balances as of June 30, 2025 and December 31, 2024:

In thousands	June 30, 2025	December 31, 2024
Unbilled accounts receivable	5,954	7,851
Contract assets	260	364
Deferred revenue and customer advances	(1,811)	(1,589)
Deferred revenue, included in other long-term liabilities	(125)	(182)
Revenue recognized during the six months ended June 30, 2025 from amounts included in deferred revenue at the beginning of the period was approximately $1.0 million. Revenue recognized during the six months ended June 30, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $2.5 million.
Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represent the cost to obtain a contract. The remaining unamortized contract costs were $0.1 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively. They are included in other current assets and other assets on our balance sheet. For the periods presented, no impairment was recognized.

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
As of June 30, 2025, assets recorded under finance and operating leases were approximately $0.7 million and $20.0 million, respectively, and accumulated amortization associated with finance leases was $0.2 million. As of December 31, 2024, assets recorded under finance and operating leases were approximately $0.8 million and $21.7 million, respectively, and accumulated amortization associated with finance leases was $0.1 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
There was no impairment of leases during the three and six months ended June 30, 2025 and 2024.
The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of June 30, 2025			As of December 31, 2024
	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Right-of-use Assets	$19,971	$694	$20,665	$21,678	$782	$22,460

Liabilities
Current portion of lease liabilities	3,559	162	3,721	3,578	158	3,736
Long-term lease liabilities	18,460	544	19,004	20,235	625	20,860
Total Lease Liabilities	$22,019	$706	$22,725	$23,813	$783	$24,596
For the three and six months ended June 30, 2025 and 2024, the components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
Operating lease cost	$1,259	$1,333	$2,524	$2,682

Finance lease cost:
Amortization of right-of-use assets	43	24	88	31
Interest on lease liabilities	14	7	29	8
Total Finance lease cost	57	31	117	39
Variable lease cost	369	584	776	1,031
Sublease income	—	(157)	—	(315)
Total lease cost, net	$1,685	$1,791	$3,417	$3,437

Other information related to leases was as follows:

In thousands	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,645	$5,637
Operating cash flows from finance leases	27	7
Financing cash flows from finance leases	79	45

Weighted Average Remaining Lease term
Operating leases	5.9	6.7
Finance leases	4.1	4.6

Weighted Average Discount Rate
Operating leases	5.76%	5.71%
Finance leases	7.77%	8.15%
The maturities of the Company’s finance and operating lease liabilities as of June 30, 2025 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
Remainder of 2025	$2,558	$104
2026	4,159	207
2027	4,143	206
2028	4,099	206
2029	4,138	98
2030 and beyond	7,094	—
Total future minimum lease payments	26,191	821
Less: imputed interest	4,172	115
Total lease liabilities	$22,019	$706
Note E - Share Repurchase Program
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. In the three and six months ended June 30, 2025 and 2024, we didn't repurchase any shares of common stock.
Note F — Debt - Credit Facility
On December 21, 2021, the Company entered into a three-year, $25.0 million asset-based revolving credit facility (the "Credit Facility") with Texas Capital Bank ("TCB"). The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”). The Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, TCB and the other Guarantors party thereto (the "Security Agreement"). On December 29, 2023, the Company extended the maturity date for the Credit Facility by a period of six months to June 24, 2025. The extension was executed with substantially similar terms and conditions as the original Credit Facility. On June 24, 2025, the Company entered into a second amendment to the Credit Facility (the “Second Amendment”) with TCB which extended the maturity date for the Credit Facility by a period of three years to June 30, 2028. The Second Amendment also includes an accordion feature that allows the Company to seek up to a $10.0 million increase in commitments under the credit line, subject to TCB approval.

The Credit Facility provides for loans up to the lesser of (a) $25.0 million, and (b) the amount available under a “borrowing base” calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The Credit Facility allows the Company to use up to $3.0 million of its borrowing capacity to issue letters of credit.
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 6.67% as of June 30, 2025. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2028. As of June 30, 2025 and December 31, 2024, we had letters of credit outstanding in the amount of $1.0 million and $1.0 million, respectively. No amounts were drawn against these letters of credit at June 30, 2025. These letters of credit exist to support insurance programs relating to worker’s compensation and general liability. Unused commitment balances accrue fees at a rate of 0.25%.
As of June 30, 2025 and December 31, 2024, we had no borrowings outstanding under the Credit Facility. After the letters of credit on June 30, 2025, we had the ability to borrow $24.0 million under the Credit Facility.
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
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Loss. We recognized $0.2 million and $0.7 million of stock-based compensation expense during the three months ended June 30, 2025 and 2024, respectively. We recognized $0.2 million and $1.3 million of stock-based compensation expense during the six months ended June 30, 2025 and 2024, respectively.
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
At the end of 2020, the Board of Directors of the Company approved the division of the Qualified Pension Plan into two distinct plans, “Qualified Pension Plan I” and “Qualified Pension Plan II.” The assets and liabilities of the Qualified Pension Plan that were attributable to certain participants in Qualified Pension Plan II were spun off and transferred into Qualified Pension Plan II effective as of the end of December 31, 2022, in accordance with Internal Revenue Code section 414(I) and ERISA Section 4044. In 2024, Qualified Pension Plan I was terminated with the transfer of our obligations pursuant to this pension plan to a third-party provider.
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

Net pension cost for both plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Interest cost	$776	$1,258	$1,478	$2,516
Expected return on plan assets	(604)	(908)	(1,074)	(1,816)
Recognized actuarial loss	61	389	198	778
Net periodic benefit cost	$233	$739	$602	$1,478
Based on current estimates, we will be required to make a $2.2 million contribution to the qualified Pension Plan in 2025. We made $0.8 million of such $2.2 million aggregate contribution in the six months ended June 30, 2025.
We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2025 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.9 million in both the six months ended June 30, 2025 and 2024.
Note I - Income Taxes
The income tax benefit was $0.1 million and $9.0 million for the three months ended June 30, 2025 and 2024, respectively. The provision for income taxes resulted in an effective tax rate of 18.9% for the three months ended June 30, 2025 and 24.4% for the three months ended June 30, 2024. The effective income tax rate for the three months ended June 30, 2025 and 2024 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
The income tax benefit was $0.3 million and $9.1 million for the six months ended June 30, 2025 and 2024, respectively. The provision for income taxes resulted in an effective tax rate of 28.7% for the six months ended June 30, 2025 and 24.5% for the six months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025 and 2024 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
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
We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Loss. We did not have a significant amount of interest or penalties accrued at June 30, 2025 or December 31, 2024.
Note J - Loss Per Share
Basic income (loss) per share (“EPS”) is calculated using income (loss) available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards and stock options under our stock incentive plans.
Reconciliations of basic and diluted EPS were as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2025	2024	2025	2024
Numerator:
Net loss	$(335)	$(27,834)	$(727)	$(28,005)

Denominator:
Basic and diluted EPS denominator: weighted-average common shares outstanding	7,382	7,257	7,371	7,246

Basic and diluted loss per Common Share	$(0.05)	$(3.84)	$(0.10)	$(3.86)

For the three months ended June 30, 2025 and 2024, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 186,734 and 339,125 shares of anti-dilutive market price options; 79,178 and 349 of anti-dilutive unvested restricted shares.
For the six months ended June 30, 2025 and 2024, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 223,675 and 325,924 shares of anti-dilutive market price options; 33,496 and 27,939 of anti-dilutive unvested restricted shares.
Note K — Comprehensive Income (Loss)
Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.
Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2024	$(10,183)	$(3,414)	$(13,597)
Other comprehensive income, net of tax, before reclassifications	—	109	109
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	209	—	209
Net current period other comprehensive income, net of tax	209	109	318
Balance at June 30, 2025	$(9,974)	$(3,305)	$(13,279)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2023	$(42,456)	$(1,634)	$(44,090)
Other comprehensive loss, net of tax, before reclassifications	—	(1,937)	(1,937)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive income	29,524	—	29,524
Net current period other comprehensive income (loss), net of tax	29,524	(1,937)	27,587
Balance at June 30, 2024	$(12,932)	$(3,571)	$(16,503)
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
Note M — Restructuring Activities
During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. Reorganization cost reductions from Project Elevate during 2025 through 2027 are estimated to be $16.0 million. For the year ended December 31, 2024, we recorded restructuring charges of $2.4 million. We expect to incur total restructuring charges of $10.1 million through the end of 2025.
For the three and six months ended June 30, 2025 and 2024, we recorded restructuring charges of $0.1 million and $0.4 million, and $1.0 million and $1.3 million, respectively.
The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive Loss.

	Three months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
Consulting and employee expense	$45	$364	$93	$462
Severance	99	38	790	782
Facility and other expenses	5	25	104	36
Total	$149	$427	$987	$1,280
The following table summarizes the changes in liabilities related to restructuring activities:

	Six months ended June 30, 2025
In thousands	Consulting and Employee Expense	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$110	$—	$110
Additions	93	790	104	987
Payments and adjustment	(93)	(474)	(104)	(671)
Ending balance:	$—	$426	$—	$426
Note N — Related Party Transactions
In the three and six months ended June 30, 2025, the Company recorded $0.8 million related to net recovery short-swing profit from one of the Company's shareholders under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the $1.1 million of gross related party proceeds, net of $0.3 million of tax impact, as an increase to additional paid-in capital and as cash provided by financing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2025.

Note O — Segment Reporting
Harte Hanks is a leading global customer experience company. We have organized our operations into three reportable segments based on the types of products and services we provide: Marketing Services, Customer Care, and Fulfillment & Logistics Services.
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
There are three principal financial measures reported to our President (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income and operating income plus depreciation and amortization (“EBITDA”). Operating income for segment reporting, disclosed below, is revenues less operating costs and allocated corporate expenses. Segment operating expenses are generally directly attributed to our segments and include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expense are not allocated to the segments. The Company does not allocate assets to our reportable segments for internal reporting purposes, nor does our President evaluate operating segments using discrete asset information. The accounting policies of the segments are consistent with those described in Note B, Significant Accounting Policies.
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
The following table presents financial information by segment for the three months ended June 30, 2025:

In thousands	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$8,662	$11,845	$18,124	$—	$—	$38,631
Segment labor expense	4,459	7,511	4,732	—	2,743	19,445
Other segment operating expense	2,189	1,992	11,224		2,533	17,938
Restructuring expense	—	—	—	149	—	149
Contribution margin (loss)	$2,014	$2,342	$2,168	$(149)	$(5,276)	$1,099
Overhead allocation	652	737	739	—	(2,128)	—
EBITDA	$1,362	$1,605	$1,429	$(149)	$(3,148)	$1,099
Depreciation and amortization	218	50	519	—	278	1,065
Operating income (loss)	$1,144	$1,555	$910	$(149)	$(3,426)	$34

The following table presents financial information by segment for the three months ended June 30, 2024:

In thousands	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$12,152	$12,384	$20,499	$—	$—	$45,035
Segment labor expense	6,776	8,058	4,765	—	3,083	22,682
Other segment operating expense	2,505	1,396	13,348		2,282	19,531
Restructuring expense	—	—	—	427	—	427
Contribution margin (loss)	$2,871	$2,930	$2,386	$(427)	$(5,365)	$2,395
Overhead allocation	1,060	612	827	—	(2,499)	—
EBITDA	$1,811	$2,318	$1,559	$(427)	$(2,866)	$2,395
Depreciation and amortization	361	54	243	—	364	1,022
Operating income (loss)	$1,450	$2,264	$1,316	$(427)	$(3,230)	$1,373
The following table presents financial information by segment for the six months ended June 30, 2025:

In thousands	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$17,443	$24,847	$37,902	$—	$—	$80,192
Segment labor expense	8,946	15,527	9,294	—	5,477	39,244
Other segment operating expense	4,700	4,092	23,868		5,179	37,839
Restructuring expense	—	—	—	987	—	987
Contribution margin (loss)	$3,797	$5,228	$4,740	$(987)	$(10,656)	$2,122
Overhead allocation	1,363	1,563	1,621	—	(4,547)	—
EBITDA	$2,434	$3,665	$3,119	$(987)	$(6,109)	$2,122
Depreciation and amortization	435	101	1,020	—	572	2,128
Operating income (loss)	$1,999	$3,564	$2,099	$(987)	$(6,681)	$(6)
The following table presents financial information by segment for the six months ended June 30, 2024:

In thousands	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$25,735	$24,826	$39,922	$—	$—	$90,483
Segment labor expense	14,050	16,157	9,265	—	6,695	46,167
Other segment operating expense	5,720	2,704	25,891	—	4,905	39,220
Restructuring expense	—	—	—	1,280	—	1,280
Contribution margin (loss)	$5,965	$5,965	$4,766	$(1,280)	$(11,600)	$3,816
Overhead allocation	2,060	1,194	1,628	—	(4,882)	—
EBITDA	$3,905	$4,771	$3,138	$(1,280)	$(6,718)	$3,816
Depreciation and amortization	733	116	491	—	728	2,068
Operating income (loss)	$3,172	$4,655	$2,647	$(1,280)	$(7,446)	$1,748

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements will also be included from time to time in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, including actions designed to respond to market conditions and improve our performance, (2) our financial outlook for revenues, earnings (loss) per share, operating income (loss), expense related to equity-based compensation, capital resources and other financial items, if any, (3) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (4) competitive factors, (5) acquisition and development plans, (6) expectations regarding legal proceedings and other contingent liabilities, (7) other statements regarding future events, conditions, or outcomes.
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
Overview
The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, Inc. including any material changes in the Company’s financial condition and results of operations since December 31, 2024, and as compared with the three and six months ended June 30, 2025. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2024 10-K. Our 2024 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.
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
Recent Developments
Project Elevate
Our management team continuously reviews and adjusts our cost structure and operating footprint to optimize our operations, and invest in improved technology. During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named “Project Elevate”. The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. We estimate reorganization savings from Project Elevate executed from 2024 to 2026 will be approximately $16.0 million.
For the three and six months ended June 30, 2025, we recorded restructuring charges related to this business transformation effort of $0.1 million and $1.0 million, respectively. For the year ended December 31, 2024, we incurred total restructuring charges of $2.4 million.
Changes in Segment Reporting
Starting in the fourth quarter of 2024, to improve our strategic posture in terms of go-to-market approach and cost structure, we merged the Sales Services business into the Marketing Services segment. The segment information for 2024 presented below was realigned to reflect such changes.
Results of Operations
Operating results were as follows:

	Three months ended June 30,			Six months ended June 30,
In thousands, except per share amounts	2025	% Change	2024	2025	% Change	2024
Revenue	$38,631	-14.2%	$45,035	$80,192	-11.4%	$90,483
Operating expenses	38,597	-11.6%	43,662	80,198	-9.6%	88,735
Operating income (loss)	$34	-97.5%	$1,373	$(6)	-100.3%	$1,748
Operating margin	0.1%	-97.1%	3.0%	—%	-100.4%	1.9%
Other expenses, net	447		38,211	1,014		38,828
Income tax benefit	(78)		(9,004)	(293)		(9,075)
Net loss	$(335)		$(27,834)	$(727)		$(28,005)
Basic and diluted EPS from operations	$(0.05)		$(3.84)	$(0.10)		$(3.86)
Consolidated Results
Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Revenues
Revenue decreased $6.4 million, or 14.2%, to $38.6 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024 due to a reduction in revenue in all three segments. Those decreases were the result of fluctuations in timing of high volume periods associated with ongoing programs, and the conclusion of relationships with some customers.

Operating Expenses
Operating expenses were $38.6 million in the three months ended June 30, 2025, a decrease of $5.1 million, or 11.6%, compared to $43.7 million in the three months ended June 30, 2024.
Labor expense decreased $3.2 million, or 14.3%, to $19.4 million due to direct labor reductions associated with lower revenue, and cost controls related to overhead labor.
Production and Distribution expenses decreased $1.3 million, or 9.4%, primarily due to lower transportation cost associated with the lower logistics revenue.
Advertising, Selling, General and Administrative expenses decreased $0.3 million, or 5.4%, primarily due to lower professional service expenses.
The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.
Other expenses, net
Other expenses, net, for the three months ended June 30, 2025 were $0.4 million compared to $38.2 million, in the prior year quarter. The $37.8 million decrease in other expenses, net, was mainly due to the expenses from the pension termination during the second quarter of 2024.
Income Taxes
The income tax benefit of $0.1 million in the second quarter of 2025 represents a decrease of income tax benefit of $8.9 million when compared to the second quarter of 2024. Our effective tax rate was 18.9% for the second quarter of 2025, a decrease of 5.5% from the effective tax rate of 24.4% for the second quarter of 2024, The effective income tax rates differ from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Revenues
Revenue decreased $10.3 million, or 11.4%, to $80.2 million, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024 due to decreased revenue in the Marketing Services and Fulfillment & Logistics Services segments. The reduction in revenues in the six month period relates to the conclusion of programs, and the ordinary turnover of customers at a higher rate than initiation of new programs and revenues from new customers.
Operating Expenses
Operating expenses were $80.2 million in the six months ended June 30, 2025, a decrease of $8.5 million, or 9.6%, compared to $88.7 million in the six months ended June 30, 2024. Cost controls to match revenues and Project Elevate led to the decline in operating expenses. Management expects further cost reductions in excess of new costs attributable to revenue growth.
Labor expense decreased $6.9 million, or 15.0%, primarily due to lower direct labor costs as workforce was adjusted with the reduction in revenue.
Production and Distribution expenses decreased $1.0 million, or 3.5%, primarily due to lower transportation costs associated with lower logistics services revenue as compared to the prior year.
Advertising, Selling, General and Administrative expenses decreased $0.4 million, or 3.5%, primarily due to lower sales and marketing expenses.

The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.
Other expenses, net
Other expenses, net, for the six months ended June 30, 2025 were $1.0 million compared to $38.8 million, in the prior year period. The other expenses, net for the six months ended June 30, 2024 included $37.8 million in charges resulting from the pension termination expenses.
Income Taxes
The income tax benefit of $0.3 million in the six months ended June 30, 2025 represents a decrease in income tax benefit of $8.8 million when compared to the same period of 2024. Our effective tax rate was 28.7% for the six months ended June 30, 2025, an increase of 4.2% from the effective tax rate of 24.5% for the same period of 2024. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the U.S. state income taxes and income earned in foreign jurisdictions.
Segment Results
The following is a discussion and analysis of the results of our reportable segments for the three and six months ended June 30, 2025 and 2024. There are three principal financial measures reported to our President (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue and operating income and operating income plus depreciation and amortization (“EBITDA”). For additional information, see Note O, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.
Marketing Services:

	Three months ended June 30,			Six months ended June 30,
In thousands	2025	% Change	2024	2025	% Change	2024
Revenue	$8,662	(28.7)%	$12,152	$17,443	(32.2)%	$25,735
EBITDA	1,362	(24.8)%	1,811	2,434	(37.7)%	3,905
Operating income	1,144	(21.1)%	1,450	1,999	(37.0)%	3,172
Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Marketing Services segment revenue decreased $3.5 million, or 28.7%, due to customer turnover and the decline of client spending in excess of new business. Operating income for the three months ended June 30, 2025 decreased $0.3 million, or 21.1% from the prior year quarter. Labor and other costs were reduced as programs and projects ended with customers resulting in lower revenue .
Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Marketing Services segment revenue decreased $8.3 million, or 32.2%, due to customer turnover and the additional client spending reductions. This segment is our most economically sensitive segment with regard to changes in our clients' marketing strategy. Operating income for the six months ended June 30, 2025 decreased $1.2 million , or 37.0% from the prior year quarter primarily due to the reduced revenue which was partially offset by the lower labor cost associated with lower revenue.
Customer Care:

	Three months ended June 30,			Six months ended June 30,
In thousands	2025	% Change	2024	2025	% Change	2024
Revenue	$11,845	(4.4)%	$12,384	$24,847	0.1%	$24,826
EBITDA	1,605	(30.8)%	2,318	3,665	(23.2)%	4,771
Operating income	1,555	(31.3)%	2,264	3,564	(23.4)%	4,655

Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Customer Care segment revenue decreased $0.5 million, or 4.4%, primarily due to the timing of fluctuations with specific programs. Operating income was $1.6 million for the three months ended June 30, 2025, compared to operating income of $2.3 million for the three months ended June 30, 2024. The $0.7 million decrease in operating income was due to higher technology costs being slightly offset by lower labor costs.
Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Customer Care segment revenue increased $21 thousand, or 0.1%, which can be impacted by one-time project-based engagements, temporary surges or declines in call volumes among retained customers due to specific programs and events. We also encounter fluctuations based on the geographic regions customers select for staff support. We are leveraging our Amazon Connect cloud-based platform to test and pilot new AI tools, and are exploring how we can augment growth by providing more technical support as clients migrate to more capable contact center platforms. Operating Income was $3.6 million for the six months ended June 30, 2025, compared to operating income of $4.7 million for the six months ended June 30, 2024. The decrease of $1.1 million in operating income was due to higher technology costs being slightly offset by lower labor costs.
Fulfillment & Logistics Services:

	Three months ended June 30,			Six months ended June 30,
In thousands	2025	% Change	2024	2025	% Change	2024
Revenue	$18,124	(11.6)%	$20,499	$37,902	(5.1)%	$39,922
EBITDA	1,429	(8.3)%	1,559	3,119	(0.6)%	3,138
Operating income	910	(30.9)%	1,316	2,099	(20.7)%	2,647
Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Fulfillment & Logistics Services segment revenue decreased $2.4 million, or 11.6%, primarily due to the lower volume from the existing customers not being offset by growth in new programs and customers. Operating income decreased by $0.4 million primarily due to lower revenue.
Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Fulfillment & Logistics Services segment revenue decreased by $2.0 million, or 5.1%, due to lost customers and the lower volume from existing customers. Operating income decreased by $0.5 million, or 20.7% due to the lower revenue.
Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $4.8 million and $9.9 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we had the ability to borrow $24.0 million under our Credit Facility in addition to the existing letters of credit.
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
Operating Activities
Net cash used in the operating activities for the six months ended June 30, 2025 was $5.7 million, compared to net cash used in operating activities of $4.1 million for the six months ended June 30, 2024. The $1.6 million year-over-year increase in cash used in the operating activities was primarily due to $4.9 million changes in other assets and current liabilities.

Investing Activities
Net cash used in investing activities was $0.3 million for the six months ended June 30, 2025, as compared to the $1.2 million used in investing activities during the same period in 2024. The $0.9 million decrease in cash used in investing activities was primarily driven by lower property, plant and equipment purchase in the six months ended June 30, 2025.
Financing Activities
Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2025, as compared to $0.2 million of net cash used in financing activities during the six months ended June 30, 2024. The $0.9 million increase in cash provided by financing activities was primarily related to the $1.1 million of cash we received for the recovery of short-swing profit from one shareholder in the six months ended June 30, 2025 .
Foreign Holdings of Cash
Consolidated foreign holdings of cash as of June 30, 2025 and December 31, 2024 were $1.4 million and $1.5 million, respectively.
Debt
On December 21, 2021, the Company entered into a three-year, $25.0 million asset-based revolving credit facility (the "Credit Facility") with Texas Capital Bank ("TCB"). The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”). The Credit Facility is secured by substantially all of the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, TCB and the other Guarantors party thereto (the “Security Agreement"). On December 29, 2023, the Company extended the maturity date for the Credit Facility by a period of 6 months, to June 30, 2025. On June 24, 2025, the Company entered into a second amendment to the Credit Facility (the “Second Amendment”) with TCB which extended the maturity date for the Credit Facility by a period of three years to June 30, 2028. The Second Amendment also includes an accordion feature that allows the Company to seek up to a $10.0 million increase in commitments under the credit line, subject to TCB approval.
The Credit Facility provides for loans up to the lesser of (a) $25.0 million, and (b) the amount available under a "borrowing base" calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The Credit Facility allows the Company to use up to $3.0 million of its borrowing capacity to issue letters of credit.
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The latest rate was 6.67% as of June 30, 2025. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2025.
The Company may repay and reborrow all or any portion of the loans advanced under the Credit Facility at any time, without premium or penalty. The Credit Facility is subject to mandatory prepayments (i) from the net proceeds of asset dispositions not otherwise permitted under the Credit Facility; (ii) if the unpaid principal balance under the Credit Facility plus the aggregate face amount of all outstanding letters of credit exceeds the borrowing base; (iii) in an amount equal to 50% of the net proceeds of issuances of capital stock (subject to customary exceptions); or (iv) in an amount equal to the net proceeds from any issuance of debt not otherwise permitted under the Credit Facility. .
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
As of June 30, 2025 and December 31, 2024, we had no borrowings outstanding under the Credit Facility. At each of June 30, 2025 and December 31, 2024, we had letters of credit outstanding in the amount of $1.0 million and $1.0 million, respectively. No amounts were drawn against these letters of credit at June 30, 2025 and December 31, 2024. These letters of credit exist to support insurance programs relating to workers’ compensation, medical insurance, and reducing cash security deposits on leased property. We had no other off-balance sheet financing activities at June 30, 2025 and December 31, 2024. After the letters of credit on June 30, 2025, we had the ability to borrow $24.0 million under the Credit Facility.

Dividends
We did not pay any dividends in the three months ended June 30, 2025 and 2024.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. We didn't repurchase any stocks during the three and six months ended June 30, 2025 and 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
Our management, including our President and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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
Item 1a. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2024 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors previously disclosed in our 2024 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarter ended June 30, 2025.
The following table provides information with respect to purchases by the Company of shares of our Common Stock during the quarter ended June 30, 2025:

Period	Total Number of Shares (or units) Purchased	Average Price per Share (or unit)	Total number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate dollar value of shares that may yet be purchased under the program(1)
				in thousands
April 1, 2025 to April 30, 2025	—	$—	—	$4,131
May 1, 2025 to May 31, 2025	—	$—	—	4,131
June 1, 2025 to June 30, 2025	—	$—	—	4,131
	—		—	$4,131
(1)On May 2, 2023, the Board of Directors of the Company approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. No repurchases were made during the quarter ended June 30, 2025. After giving effect to the repurchases made under the plan through June 30, 2025, the Company has remaining authority of $4.1 million to repurchase shares under the program.
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

HARTE HANKS, INC.

August 8, 2025	/s/ David Fisher
Date	David Fisher
President

August 8, 2025	/s/ David Garrison
Date	David Garrison
Chief Financial Officer